Form 10-K
period 2011-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2012-02-29
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer          Accelerated filer    X    Non-accelerated filer          Smaller reporting company

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act.  Yes      No  X

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2011, was $623.1 million.

As of February 15, 2012, 39,834,465 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 22,094,926 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.     Business

Forward-looking Information

It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in “Item 1A. Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-looking Information”.

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

The Company’s insurance premiums written and contract deposits for the year ended December 31, 2011 were $1.1 billion and net income was $70.5 million. The Company’s total assets were $7.5 billion at December 31, 2011. The Company’s investment portfolio had an aggregate fair value of $5.7 billion at December 31, 2011. Investments consist principally of investment grade, publicly traded fixed maturity securities.

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, annuity products, and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. The property and casualty, annuity, and life segments accounted for 51%, 40% and 9%, respectively, of the Company’s insurance premiums written and contract deposits for the year ended December 31, 2011.

The Company is one of the largest participants in the K-12 portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company’s 403(b) tax-qualified annuities are voluntarily purchased by individuals employed by public school systems or other tax-exempt organizations through the employee benefit plans of those entities. The Company has 403(b) payroll reduction capabilities approved by approximately one-third of the 15,300 school districts in the U.S.

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

On June 16, 2011, the Chief Executive Officer (“CEO”) of HMEC timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2010, the CEO and Chief Financial Officer (“CFO”) certifications required under Section 302 of the Sarbanes-Oxley Act.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company for each of the years in the five-year period ended December 31, 2011 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2011		2010		2009		2008		2007
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums and contract charges earned	$667.1		$672.7		$659.6		$658.5		$654.3
Net investment income	288.3		272.1		246.8		230.3		223.8
Realized investment gains (losses)	37.7		23.8		26.3		(63.9)		(3.4)
Total revenues	998.3		974.8		937.4		834.8		887.0
Amortization of intangible assets (1)	-		-		0.2		5.3		5.4
Interest expense	14.0		14.0		14.0		14.5		14.1
Income before income taxes	94.9		111.3		103.5		0.2		117.1
Net income (2)	70.5		80.9		73.5		10.9		82.8
Ratio of earnings to fixed charges (3)	1.6	x	1.7	x	1.7	x	1.0	x	1.8	x

Per Share Data (4):
Net income per share:
Basic	$1.77		$2.05		$1.88		$0.27		$1.92
Diluted	$1.70		$1.97		$1.81		$0.27		$1.86
Shares of Common Stock (in millions):
Weighted average - basic	39.9		39.3		39.2		39.8		43.1
Weighted average - diluted	41.4		41.0		40.5		40.6		44.6
Ending outstanding	39.8		39.7		39.2		39.1		42.2
Cash dividends per share	$0.4600		$0.3500		$0.2375		$0.3675		$0.4200
Book value per share	$27.33		$22.19		$18.36		$11.49		$16.41

Balance Sheet Data, at Year End:
Total investments	$5,677.5		$5,073.6		$4,574.6		$3,901.8		$4,180.3
Total assets	7,483.7		6,996.3		6,334.2		5,498.7		6,250.3
Total policy liabilities	4,401.0		4,068.7		3,794.6		3,563.2		3,383.3
Short-term debt	38.0		38.0		38.0		38.0		-
Long-term debt	199.7		199.7		199.6		199.5		199.5
Total shareholders’ equity	1,086.9		880.0		719.5		448.8		693.3

Segment Information (5):
Insurance premiums written and contract deposits
Property and casualty	$545.9		$557.1		$553.5		$545.9		$535.2
Annuity	433.9		395.5		349.8		311.7		337.1
Life	98.6		99.4		100.4		102.5		102.4
Total	1,078.4		1,052.0		1,003.7		960.1		974.7
Net income (loss)
Property and casualty	$5.8		$27.0		$30.0		$28.1		$61.2
Annuity	31.4		31.6		21.2		17.3		17.6
Life	19.0		20.2		18.4		16.4		17.3
Corporate and other (6)	14.3		2.1		3.9		(50.9)		(13.3)
Total	70.5		80.9		73.5		10.9		82.8

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

(4)

Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company’s common stock equivalents relate to outstanding common stock options, common stock units (related to deferred compensation for Directors and employees) and restricted stock units. The Company’s Senior Convertible Notes, which were issued in May 2002, were considered potentially dilutive securities and were included in the calculation of diluted earnings per share, to the extent dilutive. In May 2007, the Company redeemed all remaining Senior Convertible Notes.

(5)

Information regarding assets by segment at December 31, 2011, 2010 and 2009 is contained in “Notes to Consolidated Financial Statements – Note 13 – Segment Information” listed on page F-1 of this report.

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

Target Market

Management believes that Horace Mann is the largest national multiline insurance company focused on the nation’s educators as its primary market. The Company’s target market consists primarily of K-12 teachers, administrators and other employees of public schools and their families located throughout the U.S. The U.S. Department of Education estimates that there are approximately 6.3 million teachers, school administrators and education support personnel in public schools in the U.S.; approximately 3.2 million of these individuals are elementary and secondary teachers.

Dedicated Agency Force

A cornerstone of Horace Mann’s marketing strategy is its dedicated sales force of full-time agents trained to sell the Company’s multiline products. As of December 31, 2011, the Company had a combined total of 745 Exclusive Agencies and Employee Agents. Approximately 75% of the appointed agents are licensed by the Financial Industry Regulatory Authority, Inc. (“FINRA”) to sell variable annuities and variable universal life policies. Some individuals in the agency force were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s dedicated agents are under contract to market only the Company’s products and limited additional third-party vendor products authorized by the Company. Collectively, the Company’s principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

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

Building on the initial foundation of ABM, in 2009 the Company expanded ABM and introduced its Exclusive Agent (“EA”) agreement, which is designed to place agents in the position to become business owners and invest their own capital to grow their agencies. Upon appointment, these non-employee, independent contractors are under contract and trained to market only the Company’s multiline products and limited additional third-party vendor products authorized by the Company. By January 1, 2009, the first 71 individuals migrated from being Employee Agents to functioning as independent Exclusive Agents. Throughout 2009, 2010 and 2011, additional Employee Agents migrated and other individuals were recruited and appointed directly into the EA agreement. Additionally, an independent contractor may sign multiple EA agreements with the Company and manage more than one Exclusive Agency. At December 31, 2011, over 85% of the combined Exclusive Agencies and Employee Agents were operating in the Agency Business Model and nearly 75% were operating under the EA agreement. Going forward, the EA agreement will be offered to additional qualified Employee Agents. At December 31, 2011, more than half of the 549 Exclusive Agencies had been formed by new appointments. As was the case in 2011 and 2010, management expects that all future new agent appointments will be under the EA agreement.

Broadening Distribution Options

To complement and extend the reach of the Company’s agency force and to more fully utilize its approved payroll reduction slots in school systems across the country, the Company utilizes a network of independent agents to distribute the Company’s 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have dedicated agents, the independent agents complement the annuity capabilities of the Company’s agency force in under-penetrated areas. At December 31, 2011, there were 812 independent agents approved to market the Company’s annuity products throughout the U.S. During 2011, collected contract deposits from this distribution channel were approximately $94 million. Combined with business from the Company’s dedicated agency force, total annuity collected contract deposits were $433.9 million for the year ended December 31, 2011.

Geographic Composition of Business

The Company’s business is geographically diversified. For the year ended December 31, 2011, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 8.7%; North Carolina, 6.6%; Texas, 6.5%; Minnesota, 5.4%; and Illinois, 5.3%.

HMEC’s property and casualty subsidiaries are licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten property and casualty states based on total direct premiums in 2011:

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty Segment
	Direct Premiums (1)	Percent of Total
State
California	$ 54.6	9.6%
North Carolina	41.8	7.4
Texas	37.0	6.5
Minnesota	35.9	6.3
Florida	35.7	6.3
Louisiana	32.2	5.7
South Carolina	28.5	5.0
Pennsylvania	22.3	4.0
Georgia	18.8	3.3
Maine	16.6	2.9
Total of top ten states	323.4	57.0
All other areas	244.1	43.0
Total direct premiums	$567.5	100.0%

(1) Defined as earned premiums before reinsurance as determined under statutory accounting principles.

HMEC’s principal life insurance subsidiary is licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten combined life and annuity states based on total direct premiums and contract deposits in 2011:

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	Direct Premiums and Contract Deposits (1)	Percent of Total
State
Illinois	$ 44.6	8.3%
California	41.0	7.6
Texas	35.1	6.5
North Carolina	31.3	5.8
Pennsylvania	30.9	5.8
South Carolina	26.3	4.9
Minnesota	23.8	4.4
Virginia	23.4	4.4
Tennessee	21.1	3.9
Florida	21.0	3.9
Total of top ten states	298.5	55.5
All other areas	239.1	44.5
Total direct premiums	$537.6	100.0%

(1) Defined as collected premiums before reinsurance as determined under statutory accounting principles.

National, State and Local Education Associations

The Company has established relationships with a number of educator groups throughout the U.S. These groups include the National Education Association (“NEA”), the Association of School Business Officials International (“ASBO”) and various school administrator and principal associations such as the American Association of School Administrators (“AASA”), the National Association of Elementary School Principals (“NAESP”) and the National Association of Secondary School Principals (“NASSP”). The Company does not pay these groups any consideration in exchange for endorsement of the Company or its products. Depending on the organization, the Company does pay for certain special functions and advertising.

The Company has had its longest relationship with the NEA, the nation’s largest confederation of state and local teachers’ associations, and many of the state and local education associations affiliated with the NEA. The NEA has approximately 3.2 million members. Through December 31, 2011, the Company had a special advisory board, primarily composed of leaders of state education associations, that met with Company management annually. A number of state and local associations affiliated with the NEA endorse various insurance products and services of the Company and its competitors. The Company does not pay the NEA or any affiliated associations any consideration in exchange for endorsement of Company products. The Company does pay for marketing agreements, certain special functions and advertising.

The Company had a non-exclusive, national homeowners insurance marketing agreement with the NEA’s for-profit arm, NEA’s Member Benefits Corp. (“Member Benefits”). Horace Mann and Member Benefits mutually agreed to non-renew this marketing agreement at the end of the most recent contract period, December 31, 2011. This decision was based on the organizations’ divergent business models and the fact that the agreement was focused solely on one of the Company’s non-lead lines of business. Horace Mann continues to have a relationship with the NEA and marketing agreements with a number of NEA state and local affiliates.

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

Property and Casualty Segment

The property and casualty segment represented 51% of the Company’s consolidated insurance premiums written and contract deposits in 2011.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2011 represented 34% of the Company’s total insurance premiums written and contract deposits and 66% of property and casualty net written premiums. As of December 31, 2011, the Company had approximately 486,000 voluntary automobile policies in force. The Company’s automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2011, homeowners insurance represented 17% of the Company’s total insurance premiums written and contract deposits and 33% of property and casualty net written premiums. As of December 31, 2011, the Company had approximately 239,000 homeowners policies in force. The Company insures primarily residential homes.

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

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2011	2010	2009
Financial Data:
Insurance premiums written	$545.9	$557.1	$553.5
Insurance premiums earned	547.5	555.8	547.3
Net investment income	36.9	36.5	34.4
Income before income taxes	0.5	31.3	35.7
Net income	5.8	27.0	30.0
Catastrophe costs, pretax (1)	86.0	49.2	33.1

Operating Statistics:
Loss and loss adjustment expense ratio	80.8%	75.2%	74.4%
Expense ratio	25.9%	25.7%	25.1%
Combined loss and expense ratio	106.7%	100.9%	99.5%
Effect of catastrophe costs on the combined ratio (1)	15.7%	8.8%	6.1%

Automobile and Homeowners (Voluntary):
Insurance premiums written
Automobile	$359.9	$372.8	$372.5
Homeowners	182.1	180.4	177.7
Total	542.0	553.2	550.2
Insurance premiums earned
Automobile	363.0	372.2	369.8
Homeowners	181.1	179.6	174.3
Total	544.1	551.8	544.1
Policies in force (in thousands)
Automobile	486	508	528
Homeowners	239	252	262
Total	725	760	790

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

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2011 were as follows:

Catastrophe Costs

(Dollars in millions)

	The Company (1)	Property and Casualty Industry (2)
Year Ended December 31,
2011	$86.0	$33,400.0
2010	49.2	13,100.0
2009	33.1	10,600.0
2008	73.9	25,200.0
2007	23.6	6,700.0
2006	19.8	9,200.0
2005	69.2	62,300.0
2004	75.5	27,500.0
2003	33.2	12,900.0
2002	11.9	5,900.0

(1)

Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company’s individually significant catastrophe losses net of reinsurance were as follows:

2011 -	$15.0 million, May wind/hail/tornadoes; $10.0 million, April wind/hail/tornadoes; $8.0 million, Hurricane Irene.
2010 -	$5.0 million, June wind/hail/tornadoes; $4.5 million, October wind/hail/tornadoes; $4.4 million, March wind/hail/tornadoes.
2009 -	$9.3 million, July wind/hail/tornadoes; $6.3 million, June wind/hail/tornadoes.
2008 -	$16.5 million, Hurricane Gustav; $15.5 million, Hurricane Ike; $9.8 million, May wind/hail/tornadoes; $7.0 million, June wind/hail/tornadoes; $3.0 million, December winter storm.
2007 -	$4.7 million, August wind/hail/tornadoes; $4.5 million, October California wildfires; $3.5 million, June wind/hail/tornadoes.
2006 -	$5.0 million, August wind/hail/tornadoes; $3.9 million, April wind/hail/tornadoes.
2005 -	$23.7 million, Hurricane Katrina; $15.0 million, Hurricane Wilma; $10.8 million, Hurricane Rita; $6.5 million, September Minnesota tornadoes; $5.0 million, Hurricane Dennis.
2004 -	$19.9 million, Hurricane Charley; $11.9 million, Hurricane Frances; $19.2 million, Hurricane Ivan; $18.2 million, Hurricane Jeanne.
2003 -	$12.0 million, California wildfires; $9.6 million, May hail/tornadoes/wind; $5.0 million, Hurricane Isabel; $2.7 million, early April winter storms.
2002 -	$4.2 million, Hurricane Lili; $1.7 million, April Eastern states hail, tornadoes, wind and heavy rain; $1.2 million, Eastern states winter storms.
(2)

Source: ISO Catastrophe History Reporter for 2011, 2010 and 2009 amounts; ISO news release dated January 20, 2009 for 2008 and prior years’ amounts. These amounts represent anticipated insured losses from catastrophes for personal and commercial property items, business interruption, terrorism, workers compensation, additional living expenses and losses to vehicles insured with comprehensive coverage and exclude all loss adjustment expenses and are before federal income tax benefits.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

Impact of Catastrophe Losses

(Dollars in millions)

	Year Ended December 31,
	2011	2010	2009
Claims and claim expense incurred (1)	$442.5	$418.2	$407.1
Amount attributable to catastrophes (2)	86.0	49.2	33.1
Excluding catastrophes (1)	$356.5	$369.0	$374.0

Claims and claim expense payments	$462.3	$414.0	$404.9
Amount attributable to catastrophes (2)	83.4	42.5	39.5
Excluding catastrophes	$378.9	$371.5	$365.4

(1)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.
(2)	Net of reinsurance and before federal income tax benefits. Excludes unallocated loss adjustment expenses.

Property and Casualty Reserves

Property and casualty unpaid claims and claim expenses (“loss reserves”) represent management’s estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The Company calculates and records a single best estimate of the reserve as of each balance sheet date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate property and casualty reserves, the risk factors involved and reserve development recorded in each of the three years ended December 31, 2011, see “Notes to Consolidated Financial Statements – Note 4 – Property and Casualty Unpaid Claims and Claim Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Liabilities for Property and Casualty Claims and Claim Expenses”.

All of the Company’s property and casualty reserves for unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. Due to the nature of the Company’s personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

The following table is a summary reconciliation of the beginning and ending property and casualty insurance claims and claim expense reserves for each of the last three years. The table presents reserves on a net (after reinsurance) basis. The total net property and casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations listed on page F-1 of this report. The end of the year gross reserve (before reinsurance) balances and the reinsurance recoverable balances are reflected on a gross basis in the Consolidated Balance Sheets also listed on page F-1 of this report.

Reconciliation of Property and Casualty Claims and Claim Expense Reserves

(Dollars in millions)

	Year Ended December 31,
	2011	2010	2009
Gross reserves, beginning of year (1)	$301.6	$301.0	$297.8
Less reinsurance recoverables	12.2	15.8	14.8
Net reserves, beginning of year (2)	289.4	285.2	283.0
Incurred claims and claim expenses:
Claims occurring in the current year	452.8	438.7	418.8
Decrease in estimated reserves for claims occurring in prior years (3)	(10.3)	(20.5)	(11.7)
Total claims and claim expenses incurred (4)	442.5	418.2	407.1
Claims and claim expense payments for claims occurring during:
Current year	314.8	281.2	265.6
Prior years	147.5	132.8	139.3
Total claims and claim expense payments	462.3	414.0	404.9
Net reserves, end of year (2)	269.6	289.4	285.2
Plus reinsurance recoverables	11.5	12.2	15.8
Reported gross reserves, end of year (1)	$281.1	$301.6	$301.0

(1)

Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $13.7 million, $14.1 million, $11.7 million and $13.4 million at December 31, 2011, 2010, 2009 and 2008, respectively, in addition to property and casualty segment reserves.

(2)	Reserves net of anticipated reinsurance recoverables.
(3)

Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. For discussion of the reserve development recorded by the Company in 2011, 2010 and 2009, see “Notes to Consolidated Financial Statements – Note 4 – Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

(4)

Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity and group accident and health amounts of $59.9 million, $56.6 million and $51.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, in addition to the property and casualty segment amounts.

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

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a claim was first reserved in 2001 at $100 thousand and then determined in 2010 to be $150 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 2001 - 2009 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claims Expense Reserve Development

(Dollars in millions)

	December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Gross reserves for property and casualty claims and claim expenses	$275.7	$275.7	$304.3	$335.0	$342.7	$317.8	$306.2	$297.8	$301.0	$301.6	$281.1
Deduct: Reinsurance recoverables	34.1	44.7	20.6	25.7	31.6	22.4	15.9	14.8	15.8	12.2	11.5

Net Reserves for property and casualty claims and claim expenses (1)	241.6	231.0	283.7	309.3	311.1	295.4	290.3	283.0	285.2	289.4	269.6
Paid cumulative as of:
One year later	153.4	160.4	145.2	143.9	138.3	129.8	134.1	139.4	132.8	147.5
Two years later	226.0	222.3	209.5	202.5	196.5	184.1	184.2	187.3	186.5
Three years later	258.4	258.6	244.1	236.6	225.0	209.5	208.0	213.0
Four years later	276.3	278.7	264.1	252.7	239.1	223.5	220.0
Five years later	286.5	291.4	272.4	259.7	248.2	231.0
Six years later	294.2	296.1	276.9	263.3	253.0
Seven years later	296.9	298.5	279.0	266.7
Eight years later	298.2	299.8	281.3
Nine years later	298.7	301.1
Ten years later	299.8
Net Reserves reestimated as of (1):
End of year	241.6	231.0	283.7	309.3	311.1	295.4	290.3	283.0	285.2	289.4	269.6
One year later	265.6	287.3	287.5	296.2	291.8	275.4	272.2	271.3	264.7	279.1
Two years later	294.7	297.1	283.1	282.7	279.7	262.1	263.0	255.7	258.6
Three years later	301.3	297.9	283.5	278.2	270.2	255.3	254.0	254.5
Four years later	298.5	301.8	281.3	272.8	256.3	241.6	239.0
Five years later	301.8	300.6	280.6	268.4	257.3	242.9
Six years later	299.4	300.2	281.1	268.3	259.6
Seven years later	299.0	301.1	281.1	269.8
Eight years later	299.8	301.0	282.4
Nine years later	299.5	301.7
Ten years later	300.3
Net Reserve redundancy (deficiency) – initial net reserves in excess of (less than) reestimated reserves:
Amount (2)	$(58.7)	$(70.7)	$ 1.3	$ 39.5	$ 51.5	$ 52.5	$ 51.3	$ 28.5	$ 26.6	$ 10.3
Percent	-24.3%	-30.5%	0.5%	12.8%	16.6%	17.8%	17.7%	10.1%	9.3%	3.6%

Gross reestimated liability - latest	$365.3	$372.0	$334.8	$328.8	$334.7	$283.1	$270.0	$287.3	$289.2	$304.1
Reestimated reinsurance recoverables - latest	65.0	70.3	52.4	59.0	75.1	40.2	31.0	32.8	30.6	25.0

Net Reserve reestimated - latest (1)	$300.3	$301.7	$282.4	$269.8	$259.6	$242.9	$239.0	$254.5	$258.6	$279.1
Gross cumulative excess (deficiency) (2)	$(89.6)	$(96.3)	$(30.5)	$ 6.2	$ 8.0	$ 34.7	$ 36.2	$ 10.5	$ 11.8	$ (2.5)

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

(2)	For discussion of the reserve development, see “Notes to Consolidated Financial Statements – Note 4 – Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Historically, the Company’s losses from uncollectible reinsurance recoverables have been insignificant due to the Company’s emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2011 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2011, the Company’s catastrophe excess of loss coverage consisted of three contracts in addition to the Florida Hurricane Catastrophe Fund (“FHCF”). The first and second contracts worked together to provide the primary coverage (“first event”), providing 95% coverage of catastrophe losses above a retention of $20.0 million per occurrence up to $175.0 million per occurrence. These contracts consisted of five layers, each of which provided for one mandatory reinstatement. The layers were $5.0 million excess of $20.0 million, $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million, $65.0 million excess of $90.0 million, and $20.0 million excess of $155.0 million. The final contract was a third excess of loss contract (“third event”), providing 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retained $20.0 million of losses above $15.0 million per occurrence and less than $25.0 million per occurrence. The third excess of loss contract did not provide for a reinstatement. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $6.4 million up to $22.7 million, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2011.

For 2012, the Company’s catastrophe excess of loss coverage consists of one contract in addition to the FHCF. The catastrophe excess of loss contract provides 95% coverage for catastrophe losses above a retention of $25.0 million per occurrence up to $175.0 million per occurrence. This contract consists of three layers, each of which provides for one mandatory reinstatement. The layers are $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million. The FHCF limits described in the previous paragraph continue up to June 1, 2012, at which time a new annual contract may begin.

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

For liability coverages, in 2011 the Company reinsured each loss above a retention of $750,000 up to $2.5 million per occurrence and $20.0 million in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2011 the Company reinsured each loss above a retention of $750,000 up to $2.5 million on a per risk basis, including catastrophe losses that in the aggregate were less than the retention levels above. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $5,250,000 of property recovery in any one event. Effective January 1, 2012, for liability coverages the retention remains $750,000 with coverage up to $2.5 million on a per occurrence basis and $20.0 million in a clash event. Retention for property coverages remains $750,000, with no change to the maximum limits, including the ability to submit three per risk losses from the same occurrence.

The following table identifies the Company’s most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (“A.M. Best”) and Standard & Poor’s Corporation (“S&P” or “Standard & Poor’s”) as of January 1, 2012. No other single reinsurer’s percentage participation in 2012 or 2011 exceeds 5%. For 2011, the Company’s catastrophe third event excess of loss reinsurance was provided by four reinsurers, all rated “A- (Excellent)” or above by A.M. Best.

Property Catastrophe First Event Excess of Loss Reinsurance Participants In Excess of 5%

A.M. Best Rating	S&P Rating			Participation
		Reinsurer	Parent	2012	2011

A-	NR	Flagstone Reassurance Suisse SA, Bermuda Branch	Flagstone Reinsurance Holdings, S.A.	16%	14%
A+	AA-	Swiss Re Underwriters Agency, Inc	Swiss Re Ltd	10%	8%
A++	AA-	Tokio Millennium Re, Ltd.	Tokio Marine Holdings, Inc.	8%	14%
A	A	Aspen Insurance Limited	Aspen Insurance Holdings Limited	7%	6%
A	A+	Transatlantic Reinsurance Company	Transatlantic Holdings, Inc.	6%	6%
A+	A+	Everest Reinsurance Company	Everest Re Group, Ltd.	6%	*
A	A+	Lloyd’s of London Syndicates		6%	6%
A	A+	AXIS Specialty Limited	AXIS Capital Holdings Limited	*	8%

NR  Not rated.

*	Less than 5%

For 2012 and 2011, property catastrophe reinsurers representing 100% of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best.

Annuity Segment

Beginning in 1961, educators in the Company’s target market benefit from the provisions of Section 403(b) of the Internal Revenue Code (the “Code”). This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to a qualified retirement plan. (Also see “Regulation – Regulation at Federal Level”.) The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the K-12 portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has 403(b) payroll reduction capabilities approved by approximately one-third of the 15,300 school districts in the U.S. Approximately 49% of the Company’s new annuity contract deposits in 2011 were for 403(b) tax-qualified annuities; approximately 69% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2011, annuities represented 40% of the Company’s consolidated insurance premiums written and contract deposits.

The Company markets both fixed and variable annuity contracts, primarily on a tax-qualified basis. Fixed only annuities provide a guarantee of principal and a guaranteed minimum rate of return. These contracts are backed by the Company’s general account investments. The Company bears the investment risk associated with the investments and may change the declared interest rate on these contracts subject to contract guarantees.

Variable annuities combine a fixed account option with equity- and bond-linked sub-account options. In general, the contractholders bear the investment risk related to the variable annuity sub-accounts and may change their allocation between the guaranteed interest rate fixed account and the wide range of variable investment options at any time. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, contractholders are able to choose the investment mix that matches their personal risk tolerance and retirement goals. The Company’s sub-account options also include both lifecycle funds and asset allocation funds. These all-purpose funds have assets allocated among multiple investment classes within each fund based on a specific targeted retirement date or risk tolerance.

Variable annuity contracts with a guaranteed minimum death benefit (“GMDB”) provide a benefit if the contractholder dies and the contract value is less than a contractually defined amount. The Company has a relatively low exposure to GMDB because approximately 30% of contract values have no guarantee; approximately 64% have only a return of premium guarantee; and only approximately 6% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%.

As of December 31, 2011, the Company’s 64 variable account sub-accounts included funds managed by some of the best-known names in the mutual fund industry, such as Wilshire, Fidelity, JPMorgan, T. Rowe Price, Neuberger Berman, AllianceBernstein, Rainier, Davis, BlackRock, Goldman Sachs, Dreyfus, Franklin Templeton, Ariel, Wells Fargo, Royce, Lord Abbett, Putnam, Delaware, Calvert, Ibbotson and Lazard, offering the Company’s customers multiple investment options to address their personal investment objectives and risk tolerance. These funds have been selected with the help of Wilshire Associates, the Company’s funds advisor, which provides oversight and input to fund manager additions and replacements. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2011 was $4.3 billion.

Among the Company’s annuity products, the Goal Planning Annuity offers educators a variable annuity with the Company’s wide array of sub-account investment choices. It includes an optional first year premium bonus and two optional riders that enhance the death benefit feature of the product. Another product, Expanding Horizon, is a fixed interest rate annuity contract for investors who do not want investment risk exposure. This product offers educators a competitive rate of interest on their retirement dollars and a choice of optional bonuses to optimize their benefits at retirement.

In addition to individual annuities, the Company offers group variable and fixed annuity products that allow flexibility in customizing 403(b) annuity programs to meet the needs of school districts. The first sales of these group annuity products occurred in January 2008.

To assist agents in delivering the Horace Mann Value Proposition, the Company has entered into third-party vendor agreements with American Funds Distributors, Inc. and Fidelity Distributors Corporation to market their retail mutual funds. In addition to retail mutual funds accounts, the Company’s agents can also offer a 529 college savings program and Coverdell Education Savings Accounts utilizing these funds. The Company has also entered into third party vendor agreements to offer 403(b)(7) tax-deferred mutual fund investment programs for school districts that would like to have product choices beyond traditional 403(b) annuity programs. The Company has also expanded its product offerings to include fixed indexed annuities through additional marketing alliances. Third-party vendors underwrite these accounts or contracts and the Company receives commissions on the sales of these products.

Selected Historical Financial Information For Annuity Segment

The following table sets forth certain information with respect to the Company’s annuity products for the periods indicated.

Annuity Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2011	2010	2009
Financial Data:
Contract deposits:
Variable	$109.0	$110.2	$112.2
Fixed	324.9	285.3	237.6
Total	433.9	395.5	349.8
Contract charges earned	18.9	17.4	14.5
Net investment income	182.8	167.9	149.7
Net interest margin (without realized investment gains and losses)	69.2	61.6	49.7
Income before income taxes	45.2	44.6	32.3
Net income	31.4	31.6	21.2

Operating Statistics:
Fixed:
Accumulated value	$3,047.0	$2,730.4	$2,487.2
Accumulated value persistency	94.9%	94.4%	94.4%
Variable:
Accumulated value	$1,273.8	$1,375.7	$1,226.4
Accumulated value persistency	93.5%	92.6%	93.4%
Number of contracts in force	184,063	180,363	178,102
Average accumulated cash value (in dollars)	$23,475	$22,766	$20,851
Average annual deposit by contractholders (in dollars)	$2,313	$2,319	$2,405
Annuity contracts terminated due to surrender, death, maturity or other:
Number of contracts	7,419	8,023	7,807
Amount	$263.9	$274.0	$226.5
Fixed accumulated cash value grouped by applicable surrender charge:
0%	$1,214.9	$989.2	$891.5
Greater than 0% but less than 5%	231.6	238.0	193.9
5% and greater but less than 10%	1,458.8	1,361.1	1,264.7
10% and greater	25.1	28.8	26.5
Supplementary contracts with life contingencies not subject to discretionary withdrawal	116.6	113.3	110.6

Total	$3,047.0	$2,730.4	$2,487.2

Life Segment

The Company entered the individual life insurance business in 1949. The Company offers traditional term and whole life insurance products and, from time to time, revises products and product features or develops new products. For instance, Life by Design is a portfolio of Horace Mann manufactured and branded life insurance products which specifically addresses the financial planning needs of educators. The Life by Design portfolio, introduced in 2006, features individual and joint whole life, and individual and joint term products, including 10-, 20- and 30-year level term policies. The Life by Design policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts. In 2009, the Company introduced a new discount for educator customers to improve the competitiveness of its life product portfolio. During 2010, the Company added a combination product called Life Select that mixes a base of either traditional whole life, 20-pay life or life paid-up at age 65 with a variety of term riders to allow for more flexibility in tailoring the coverage to the customers’ varying life insurance needs. New products and features introduced in 2011 were single premium whole life and term to age 65 products as well as a preferred plus underwriting category and a $500 thousand rate band enhancement for term products. New marketing support tools also have been introduced to aid the agency force. After December 31, 2006, the Company no longer issues new policies for its “Experience Life” product, a flexible, adjustable-premium life insurance contract that includes availability of an interest-bearing account.

The Company’s traditional term, whole life and group life business in force consists of approximately 141,000 policies, representing approximately $10.1 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $46.5 million as of December 31, 2011. In addition, the Company also had in force approximately 63,000 Experience Life policies, representing approximately $4.1 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $50.2 million.

In 2011, the life segment represented 9% of the Company’s consolidated insurance premiums written and contract deposits, including less than 1 percentage point attributable to the Company’s group life and group disability income business.

During 2011, the average face amount of ordinary life insurance policies issued by the Company was $173,400 and the average face amount of all ordinary life insurance policies in force at December 31, 2011 was $81,300.

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

The Company has programs to offer variable universal life, fixed indexed universal life and fixed interest rate universal life insurance with two third-party vendors underwriting such insurance. Under these programs, the third-party vendors underwrite and bear the risk of these insurance policies and the Company receives a commission on the sale of that business.

Selected Historical Financial Information For Life Segment

The following table sets forth certain information with respect to the Company’s life insurance products for the periods indicated.

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2011	2010	2009
Financial Data:
Insurance premiums and contract deposits	$98.6	$99.4	$100.4
Insurance premiums and contract charges earned	100.7	99.5	97.8
Net investment income	69.6	68.7	63.8
Income before income taxes	30.1	31.1	28.9
Net income	19.0	20.2	18.4

Operating Statistics:
Life insurance in force:
Ordinary life	$13,136	$12,844	$12,541
Group life	1,025	1,096	1,220

Total	$14,161	$13,940	$13,761

Number of policies in force:
Ordinary life	161,520	163,505	165,350
Group life	42,685	44,450	47,906

Total	204,205	207,955	213,256

Average face amount in force (in dollars):
Ordinary life	$81,300	$78,600	$75,800
Group life	24,000	24,700	25,500
Total	69,300	67,000	64,500
Lapse ratio (ordinary life insurance in force)	4.7%	4.8%	5.4%
Ordinary life insurance terminated due to death, surrender, lapse or other:
Face amount of insurance surrendered or lapsed	$582.7	$593.6	$646.0
Number of policies	4,726	4,994	5,213
Amount of death claims opened	$45.8	$43.6	$39.7
Number of death claims opened	1,448	1,405	1,395

Competition

The Company operates in a highly competitive environment. The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, widespread advertising campaigns, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches compared to the Company. In the Company’s target market, management believes that the principal competitive factors in the sale of property and casualty insurance products are price, overall service, name recognition and worksite sales and service. Management believes that the principal competitive factors in the sale of annuity products and life insurance are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.

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

Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company (“VALIC”), a subsidiary of American International Group (“AIG”), is one of the Company’s major tax-qualified annuity competitors. Other competitors for annuity business include ING US Financial Services; Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company; MetLife, Security Benefit and Teachers Insurance and Annuity Association – College Retirement Equities Fund (“TIAA-CREF”). Select mutual fund families and financial planners also compete in this marketplace.

The market for tax-deferred annuity products in the Company’s target market has been impacted by the revised Internal Revenue Service (“IRS”) Section 403(b) regulations, which made the 403(b) market more comparable to the 401(k) market than it was in the past. While this change has and may continue to reduce the number of competitors in this market, it has made the 403(b) market more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business.

Investments

The Company’s investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities, which are selected to match the anticipated duration of the Company’s liabilities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded and a new cost basis is established. At December 31, 2011, fixed income securities represented 95.5% of the Company’s total investment portfolio, at fair value. Of the fixed income investment portfolio, 94.8% was investment grade and 96.4% was publicly traded. At December 31, 2011, the average quality and average option-adjusted duration of the total fixed income portfolio were A and 6.4 years, respectively. At December 31, 2011, investments in non-investment grade fixed income securities represented 5.0% of the total investment portfolio, at fair value. There are no significant investments in mortgage whole loans, real estate, non-U.S. dollar-denominated foreign securities, or common stocks. As of December 31, 2011 and as of the time of this Annual Report on Form 10-K, the Company’s securities lending program is suspended and no securities are on loan.

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

The following table sets forth the carrying values and amortized cost of the Company’s investment portfolio as of December 31, 2011:

Investment Portfolio

(Dollars in millions)

	Percentage of Total Carrying Value	Carrying Value
		Total	Annuity and Life	Property and Casualty	Amortized Cost or Cost
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. government and agency obligations (1):
Mortgage-backed securities	10.6%	$ 603.8	$ 566.5	$ 37.3	$ 532.6
Other	10.6	603.7	588.3	15.4	560.0
Investment grade corporate and public utility bonds	30.7	1,745.3	1,631.8	113.5	1,575.8
Municipal bonds	24.9	1,413.1	845.2	567.9	1,291.3
Other mortgage-backed securities (2)	10.3	585.5	580.9	4.6	579.2
Non-investment grade corporate and public utility bonds (3)	3.7	209.3	150.2	59.1	205.8
Foreign government bonds	0.9	49.6	47.2	2.4	44.5
Investment grade redeemable preferred stock	0.3	13.9	13.4	0.5	11.6
Non-investment grade redeemable preferred stocks (3)	-	-	-	-	-
Equity securities:
Investment grade non-redeemable preferred stocks	0.3	19.4	10.7	8.7	18.2
Non-investment grade non-redeemable preferred stocks (3)	0.1	7.0	-	7.0	4.9
Common stocks	-	0.4	-	0.4	-
Short-term investments (4)	1.8	100.4	56.7	43.7	100.4
Total publicly traded securities	94.2	5,351.4	4,490.9	860.5	4,924.3
Other Investments:
Private placements, investment grade	3.0	169.1	169.1	-	155.5
Private placements, non-investment grade (3)	0.5	28.5	28.5	-	28.0
Mortgage loans (5)	-	0.1	0.1	-	0.1
Policy loans	2.3	128.4	128.4	-	128.4
Total other investments	5.8	326.1	326.1	-	312.0
Total investments (6)	100.0%	$5,677.5	$4,817.0	$860.5	$5,236.3

(1)

Includes $220.0 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $987.5 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. government.

(2)

Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized debt obligations. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Three Years Ended December 31, 2011 – Net Realized Investment Gains and Losses” listed on page F-1 of this report.

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

(4)

Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments represent $97.9 million in money market funds rated “AAA” and $2.5 million in one bond rated “A”. As of December 31, 2011 and the time of this Annual Report on Form 10-K, the Company’s securities lending program is suspended and there is no securities lending collateral included in short-term investments.

(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.
(6)

Approximately 10% of the Company’s investment portfolio, having a carrying value of $577.1 million as of December 31, 2011, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2011, municipal bonds represented $410.9 million carrying value.

Fixed Maturity Securities and Equity Securities

At December 31, 2011, approximately 24% of the Company’s fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented approximately 21% of the total investment portfolio at December 31, 2011. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2012 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $71 million.

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

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company’s risks. At December 31, 2011 and 2010, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

Assessments Against Insurers

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company’s premium taxes in certain states. For the three years ended December 31, 2011, the Company’s assessments, net of the related premium tax credits, were not significant.

Insurers also may be assessed by entities, such as the Citizens Property Insurance Corporation of Florida (“Florida Citizens”) and the Louisiana Citizens Property Insurance Corporation (“Louisiana Citizens”), as a result of significant hurricane events with insurers often permitted to, in turn, assess their policyholders in the respective states to recoup the amounts remitted to such entities.

Mandatory Insurance Facilities

The Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company’s direct writings in the applicable state.

In 2011, 2010 and 2009, the Company reflected pretax net gains (losses) from participation in such mandatory pools and underwriting associations which were not material.

In addition to an immaterial pretax net loss from these mandatory participations in 2009, the Company also recorded a pretax charge of $3.8 million to write off its equity interest in the accumulated surplus of the North Carolina Beach Plan.

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

Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company’s annuity and life products to customers. For instance, revised IRS Section 403(b) regulations were effective January 1, 2009 with limited exceptions. Those regulations altered the nature of 403(b) arrangements causing them to more closely resemble other traditional employer sponsored plans, compared to the historical view of 403(b) arrangements being individual plans funded by salary reduction. Under the current regulations, contributions to Section 403(b) tax-qualified arrangements, including annuities, are required to be made pursuant to a written plan which includes all of the terms and conditions for eligibility, limitations and benefits under the plan, and which may incorporate other documents by reference including annuity contracts issued by approved product providers. Horace Mann has assisted key school districts with the development of their written plans and also implemented new products and services required to enable the Company to continue to effectively compete in this market.

Financial Regulation Legislation

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by President Obama. The law created a new Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The FIO is charged with monitoring and providing specific reports on various aspects of the insurance industry, but it does not have general supervisory or regulatory authority over the business of insurance. The current law creates new opportunities for federal monitoring and limited intervention in the regulation of the insurance industry, and the FIO’s reports and recommendations may create new pressures for broader federal regulatory authority over the insurance industry longer term. Management will closely monitor future developments for impact on the Company, insurers of similar size and the insurance industry as a whole.

Employees

At December 31, 2011, the Company had approximately 1,400 non-agent employees and 196 full-time employee agents. (This does not include 511 Exclusive Agent independent contractors that were part of the Company’s total dedicated agency force at December 31, 2011.) The Company has no collective bargaining agreement with any employees.

ITEM 1A.	Risk Factors

The following are certain risk factors that could affect the Company’s business, financial results and results of operations. In addition, refer to the risk factors disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-looking Information”, listed on page F-1 of this report for certain important factors that may cause our financial condition and results of operations to differ materially from current expectations. The risks that the Company has highlighted in these two sections of this report are not the only ones that the Company faces. In this discussion, the Company is also referred to as “our”, “we” and “us”.

The Company’s business involves various risks and uncertainties which are based on the lines of business the Company writes as well as more global risks associated with the general business and insurance industry environments.

Volatile financial markets and economic environments can impact financial market risk as well as our financial condition and results of operations.

Financial markets in the U.S. and elsewhere can experience extreme volatility and disruption for uncertain periods of time. For instance, the continued concerns over the economies of certain European countries and their ability to resolve the European debt crisis, the ability of the U.S. government to rein in the U.S. deficit, continued high unemployment, and a stagnant real estate market in the U.S. each have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. In 2008 and 2009 volatility occurred largely due to the stresses affecting the global banking system, which accelerated significantly in the second half of 2008. In those years, these circumstances exerted significant downward pressure on prices of equity securities and many other investment asset classes and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. A prolonged economic downturn has resulted in many states and local governments operating under deficits or projected deficits which could have an impact on both the Company’s niche market and its investment portfolio. Like other financial institutions which face significant financial market risk in their operations, the Company was adversely affected by these conditions and could be adversely impacted by similar circumstances in the future. The Company’s ability to access the capital markets to refinance outstanding indebtedness or raise capital could be impaired during significant financial market disruptions.

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

•

market fundamentals risk, which is the risk that there are changes in the market that can have an unfavorable impact on securities valuation such as availability of credit in the capital markets, re-pricing of credit risk, reduced market liquidity due to broker-dealers’ unwillingness to hold inventory, and increased market volatility;

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

The determination of the fair value of our fixed income and equity securities could include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially impact our financial condition and results of operations.

The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, fair value determination may require more subjectivity and management judgment and those fair values may differ materially from the value at which the investments ultimately could be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. The difference between amortized cost or cost and fair value, net of applicable deferred income tax asset or liability and the related impact on deferred policy acquisition costs associated with investment (annuity) and interest-sensitive life contracts, is reflected as a component of accumulated other comprehensive income in shareholders’ equity. Decreases in the fair value of our investments could have a material adverse effect on our financial condition and results of operations.

Interest rate fluctuations or a sustained period of low interest rates could negatively affect the income we derive from the difference between the interest rates we earn on our investments and the interest we pay under our fixed annuity and interest-sensitive life contracts.

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

Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of falling interest rates or a sustained period of low interest rates, our investment earnings will be lower because new investments in fixed maturity securities likely will bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our annuity contracts, particularly in a multi-year period of low interest rates. As of the time of this Annual Report on Form 10-K, new money rates continue to be at historically low levels. If interest rates were to remain low over a sustained period of time, and based on a recent pronouncement by the Federal Reserve Board that rates are likely to remain low at least through 2014, this would put additional pressure on our interest spreads, potentially resulting in an adverse impact on the evaluation of our deferred policy acquisition costs, thereby reducing net income in the affected reporting period.

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

Regulatory initiatives, including the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), could adversely impact liquidity and volatility of financial markets in which we participate.

In response to the credit and financial crisis, U.S. and overseas governmental and regulatory authorities are considering enhanced or new regulatory requirements intended to prevent future crises or stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions. Some rules of the Dodd-Frank Act could limit the proprietary trading activities and market making capacity of banks and broker-dealers with bank affiliates. These and other potential changes from the Dodd-Frank Act and other U.S. and overseas governmental initiatives could adversely impact liquidity and increase volatility of the financial markets in which we participate and, in turn, negatively affect our financial condition or results of operations.

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

Third parties that owe us money, securities or other assets may not pay or perform their obligations. These parties may include the issuers whose securities we hold, customers, reinsurers, borrowers under mortgage loans, trading counterparties, counterparties under swaps and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.

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

Underwriting results of property and casualty insurers are subject to weather and other conditions prevailing in an accident year. While one year may be relatively free of major weather or other disasters – not all of which are designated by the insurance industry as a catastrophe, another year may have numerous such events causing results for such a year to be materially worse than for other years.

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

Based on 2011 direct premiums earned, 57% of the total annual premiums for our property and casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, North Carolina, Texas, Florida, Louisiana, South Carolina and Georgia.

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

Deviations from assumptions regarding future market appreciation, interest spreads, business persistency, mortality and morbidity used in calculating life and annuity reserves and deferred policy acquisition expense amounts could have a material adverse impact on our financial condition and results of operations.

The processes of calculating reserve and deferred policy acquisition expense amounts for our life and annuity businesses involve the use of a number of assumptions, including those related to market appreciation (the rate of growth in market value of the underlying variable annuity subaccounts due to price appreciation), interest spreads (the interest rates expected to be received on investments less the rate of interest credited to contractholders), business persistency (how long a contract stays with the company), mortality (the relative incidence of death over a given period of time) and morbidity (the relative incidence of disability resulting from disease or physical impairment). We periodically review the adequacy of these reserves and deferred policy acquisition expenses on an aggregate basis and, if future experience is estimated to differ significantly from previous assumptions, adjustments to reserves and deferred policy acquisition expenses may be required which could have a material adverse effect on our financial condition and results of operations.

An impairment of all or part of our goodwill could adversely affect our results of operations.

At December 31, 2011, we had $47.4 million of goodwill recorded on our consolidated balance sheet. Goodwill was recorded when the Company was acquired in 1989 and when Horace Mann Property & Casualty Insurance Company was acquired in 1994, in both instances reflecting the excess of cost over the fair market value of net assets acquired. The December 31, 2011 balance was evaluated for impairment, as described in “Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies”, with no impairment charge resulting from such assessment. If an evaluation of the Company’s fair value or of the Company’s segments’ fair value indicated that all or a portion of the goodwill balance was impaired, the Company would be required to write off the impaired portion. Such a write-off could have a material adverse effect on our results of operations in the period of the write-off; however, management does not anticipate a material effect on the Company’s financial condition.

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

A downgrade in our holding company debt rating also could adversely impact our cost and flexibility of borrowing which could have an adverse impact on our liquidity, financial condition and results of operations.

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

Since 2006, the Company has been transitioning from a single-person agent operation to its Agency Business Model, with agents in outside offices with licensed producers, designed to remove capacity constraints and increase productivity. Building on this foundation, in 2009 the Company began offering the opportunity for agents to be appointed by the Company as non-employee, independent contractor, Exclusive Agents. At December 31, 2011, over 85% of the Company’s agents and agencies were operating under the Agency Business Model.

Our success in marketing and selling our products is largely dependent upon the efforts of our full-time, dedicated agent sales force and the success of their agency operations. As we expand our business, we may need to expand the number of agencies marketing our products. If we are unable to appoint additional agents, fail to retain current agents, are unable to maintain the productivity of those agency operations or are unable to maintain market penetration in existing territories, sales of our products likely would decline and our financial condition and results of operations could be adversely affected.

If we are not able to maintain and secure (1) access to educators and (2) endorsements and other relationships with the educational community, our financial condition and results of operations could be adversely affected.

Our ability to successfully increase new business in the educator market is largely dependent on our ability to effectively access educators either in their school buildings or through other approaches. While this is especially true for the sale of 403(b) tax-qualified annuity products via payroll reduction, any significant decrease in access, either through fewer payroll slots, increased security measures or other causes could potentially adversely affect the sale of all lines of our business and require us to change our traditional worksite marketing and advertising approach. With the changes in the IRS regulations regarding Section 403(b) arrangements, including annuities, our ability to maintain and increase our share of the 403(b) market, and the access it gives us for other product lines, will depend on our ability to successfully compete in this market. School districts and benefit consultants have been placing additional emphasis on the relative financial strength ratings of competing companies, which may put us at a competitive disadvantage relative to other more highly-rated insurance companies. See also “Business – Regulation – Regulation at Federal Level”.

Our ability to maintain and obtain product and corporate endorsements from, and/or marketing agreements with, local, state and national education-related associations is important to our marketing strategy. In addition to teacher organizations, we have established relationships with various other educator, principal, school administrator and school business official groups. These contacts and endorsements help to establish our brand name and presence in the educational community and to enhance our access to educators.

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

While the U.S. financial market and certain sectors of the economy have shown improvement over recent quarters, federal and state revenue shortages continue to pressure the budgets of many school districts. Teacher layoffs and early retirements have taken place in recent years and it is possible that additional reductions will occur in the near-term future. Similar to others in the insurance industry, the Company has experienced pressure on new business sales levels. And, in recent years the Company experienced an increase in the number of customers who suspended new deposits into their existing annuity contracts, perhaps largely due to their own personal employment and economic uncertainty. However, despite the economic headwinds, as of the time of this Annual Report on Form 10-K, the Company’s business retention, including retention of annuity accumulated values, remains strong; the level of annuity scheduled deposit suspension has moderated; and total annuity net fund flows continued to be positive in 2011, as they were throughout 2008, 2009 and 2010. However, there can be no assurance that these business factors will remain favorable.

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

The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches compared to us. In our target market, we believe that the principal competitive factors in the sale of property and casualty insurance products are price, overall service, name recognition and worksite sales and service. We believe that the principal competitive factors in the sale of annuity products and life insurance are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.

Particularly in the property and casualty business, our insurance subsidiaries from time to time, generally on a cyclical basis, experience periods of intense competition during which they may be unable to increase policyholders and revenues without adversely impacting profit margins. During the current cycle, which has existed for the previous 12-24 months and is expected to persist through 2012 and potentially beyond, competition from direct writers and large, mass market carriers has been particularly aggressive, evidenced in part by significant national advertising expenditures. The inability of an insurance subsidiary to compete successfully in the property and casualty business could adversely affect its financial condition and results of operations and its resulting ability to distribute cash to the holding company.

In our annuity business, the revised IRS Section 403(b) regulations, which generally took effect January 1, 2009, have made the 403(b) market more similar to the 401(k) market than it was in the past. While this change has and may continue to reduce the number of competitors in this market, it has made the 403(b) market more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business. Additionally, in some states there has been pressure at the state legislative level to adopt state-run or mandated 403(b) plans with single- or limited-provider options; this pressure has come from competitor lobbying efforts and state legislature-initiated pension reform initiatives. The inability of an insurance subsidiary to compete successfully in these markets could adversely affect its financial condition and results of operations and its resulting ability to distribute cash to the holding company.

A reduction or elimination of the tax advantages of life and annuity products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) annuities and individual retirement accounts (“IRAs”), could make our products less attractive to clients and adversely affect our operating results.

A significant part of our annuity business involves fixed and variable 403(b) tax-qualified annuities, which are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our life and annuity products to clients or the tax benefits of programs utilized by our customers. As a result of economic conditions in 2008 through 2011 and as of the time of this Annual Report on Form 10-K, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax advantaged products. See also “Business – Regulation – Regulation at Federal Level”.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by President Obama. The law created a new Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The FIO is charged with monitoring and providing specific reports on various aspects of the insurance industry, but it does not have general supervisory or regulatory authority over the business of insurance. While the law creates new opportunities for federal monitoring and limited intervention in the regulation of the insurance industry, and the FIO’s reports and recommendations may create new pressures for broader federal regulatory authority over the insurance industry longer term, management does not expect the current provisions of the law to have a significant effect on the Company. Management will continue to monitor developments under this law. Additional regulations could adversely affect the efficiency and effectiveness of business processes, financial condition and results of operations of the Company, insurers of similar size and/or the insurance industry as a whole.

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

Data security breaches or denial of service on our websites could have an adverse impact on the Company’s business and reputation.

Unauthorized access to our confidential customer, employee or Company data or other breaches of data security in our facilities, networks or databases, or those of our agents or third-party vendors, could result in loss or theft of assets or sensitive information, data corruption or operational disruption that may expose the Company to liability and/or regulatory action and may have an adverse impact on the Company’s customers, employees and business. In addition, any compromise of the security of our data or prolonged denial of service on our websites could harm the Company’s reputation and business. We have designed, implemented and routinely test industry-compliant procedures for protection of confidential information and sensitive corporate data, including rapid response procedures to help contain or prevent data loss if a breach were to occur. We have also implemented multiple technical security protections and contractual obligations regarding security breaches for our agents and third-party vendors. Even with these efforts, there can be no assurance that security breaches or service disruptions will be prevented.

Successful execution of our business growth strategy is highly dependent on effective implementation of new technology solutions.

Our ability to effectively execute our business growth strategy and leverage potential economies of scale is dependent on our ability to provide the requisite technology components of that strategy. While we have effectively upgraded our infrastructure technologies with improvements in our data center, a new communications platform and enhanced disaster recovery capabilities, our ability to build upon this foundation and replace dated, single-function legacy systems with fully functional, flexible, maintainable and user-friendly technology solutions, including current efforts underway to replace major components of our property and casualty administrative system, will be necessary to achieve our plans. The inherent difficulty in modernizing and/or replacing large legacy technology solutions, coupled with the Company’s lack of experience in these types of endeavors, presents increased risk to delivering these technology solutions in a timely and cost-effective manner. More modern approaches to software development and utilization of third-party vendors can augment the Company’s internal capacity for these implementations, but may not adequately reduce the risks of timely and cost effective delivery.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.    Properties

HMEC’s home office property at 1 Horace Mann Plaza in Springfield, Illinois, consisting of an office building totaling 225,000 square feet, is owned by the Company. Also in Springfield, the Company owns and leases some smaller buildings at other locations. In addition, the Company leases office space in suburban Dallas, Texas, and Raleigh, North Carolina, for its claims operations and leases some office space related to its field marketing operations. These properties, which are utilized by all of the Company’s business segments, are adequate and suitable for the Company’s current and anticipated future needs.

ITEM 3.    Legal Proceedings

At the time of this Annual Report on Form 10-K, the Company does not have pending litigation from which there is a reasonable possibility of material loss.

ITEM 4.    Mine Safety Disclosures

Not applicable.

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

	Market Price		Dividend
Fiscal Period	High	Low	Paid
2011:
Fourth Quarter	$14.31	$10.51	$0.13
Third Quarter	16.11	10.70	0.11
Second Quarter	18.22	14.46	0.11
First Quarter	18.43	15.95	0.11
2010:
Fourth Quarter	$19.50	$16.07	$0.11
Third Quarter	18.17	14.62	0.08
Second Quarter	17.98	13.57	0.08
First Quarter	15.34	11.16	0.08

The payment of dividends in the future is subject to the discretion of the Board of Directors of HMEC and will depend upon general business conditions, legal restrictions and other factors the Board of Directors may deem to be relevant. See also “Business – Cash Flow”.

Stock Price Performance Graph

The graph below compares cumulative total return* of Horace Mann Educators Corporation, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2006 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	12/06	12/07	12/08	12/09	12/10	12/11

HMEC	$100	$96	$48	$66	$98	$77
S&P 500 Insurance Index	100	94	40	45	52	48
S&P 500 Index	100	105	67	84	97	99

*	The S&P 500 Index and the S&P 500 Insurance Index, as published by Standard and Poor’s Corporation (“S&P”), assume an annual reinvestment of dividends in calculating total return. Horace Mann Educators Corporation assumes reinvestment of dividends when paid.

Holders and Shares Issued

As of February 15, 2012, the approximate number of holders of HMEC’s common stock was 5,000.

During 2011, options were exercised for the issuance of 136,290 shares, 0.3% of the Company’s common stock shares outstanding at December 31, 2010. The Company received $2.1 million as a result of these option exercises, including related federal income tax benefits.

The equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Issuer Purchases of Equity Securities

On December 7, 2011, the Company’s Board of Directors authorized a new share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended December 31, 2011, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs
October 1 – October 31	-	-	-	-
November 1 – November 30	-	-	-	-
December 1 – December 31 (1)	154,708	$13.21	154,708	$48.0 million
Total	154,708	$13.21	154,708	$48.0 million

(1)	The repurchase program was authorized on December 7, 2011.

ITEM 6.    Selected Financial Data

The information required by Item 301 of Regulation S-K is contained in the table in Item 1 – “Business – Selected Historical Consolidated Financial Data”.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

a.)     Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K.

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management, including our CEO and our CFO, determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, as stated in their report listed on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Horace Mann Educators Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. In addition, the Board of Directors of Horace Mann Educators Corporation has adopted the code of ethics for its Board members as it applies to each Board member’s business conduct on behalf of the Company. The code of ethics is posted on the Company’s website, www.horacemann.com, under “Investors – Corporate Governance”. In addition, amendments to the code of ethics and any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules will be disclosed at the same location as the code of ethics on the Company’s website.

ITEM 11.  Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM  12.    Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM  13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM  14.    Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

ITEM  15.    Exhibits and Financial Statement Schedules

(a)(1)        The following consolidated financial statements of the Company are contained in the Index to Financial Information on page F-1 of this report:

 Consolidated Balance Sheets as of December 31, 2011 and 2010.

 Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009.

 Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009.

 Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009.

 Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

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

10.1

Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011.

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

	10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.15(a)*

HMSC Executive Change in Control Plan Schedule A Plan participants, incorporated by reference to Exhibit 10.15(a) to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits:

	99.1	Glossary of Selected Terms.

Exhibit No.		Description

(101)	Interactive Data File:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

	(b)	See list of exhibits in this Item 15.

	(c)	See list of financial statement schedules in this Item 15.

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

Dated: February 29, 2012

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

•

The Company’s risk exposure to catastrophe-prone areas. Based on full year 2011 property and casualty direct earned premiums, the Company’s ten largest states represented 57% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, North Carolina, Texas, Florida, Louisiana, South Carolina and Georgia.

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
•

The Company’s ability to (1) develop and expand its marketing operations, including agents and other points of distribution, and (2) maintain and secure access to educators, as well as endorsements by and/or marketing agreements with local, state and national education-related associations, including various teacher, school administrator, principal and business official associations.

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

For 2011, the Company’s net income of $70.5 million represented a decrease of $10.4 million, or 13%, compared to 2010 primarily due to the increase in property and casualty catastrophe losses. After-tax net realized investment gains increased by $9.0 million between years. For the property and casualty segment, net income of $5.8 million reflected a decrease of $21.2 million compared to 2010, primarily due to the increase in catastrophe costs but also reflecting a smaller benefit in the current year from favorable prior years’ reserve development. Catastrophe costs increased $23.9 million after tax compared to 2010, while favorable prior years’ property and casualty reserve development was $6.6 million after tax lower than 2010. Excluding catastrophe losses and compared to 2010, current accident year results for the property line improved while automobile current accident year losses increased. For 2011, incurred sinkhole claims in Florida were less than the prior year by approximately $10 million after tax. Including all factors, the property and casualty combined ratio was 106.7% for 2011 compared to 100.9% for 2010. Annuity segment net income for 2011 decreased slightly compared to 2010, reflecting the negative impact from the evaluation of deferred policy acquisition costs – primarily due to the adverse relative performance of the financial markets and the higher level of net realized investment gains – and a non-recurring tax benefit of $1.4 million recorded in the prior year, largely offset by improvements in the interest margin. Compared to 2010, life segment net income decreased $1.2 million, or 6%, primarily due to higher mortality costs in the current year.

Premiums written and contract deposits increased 3% compared to 2010, driven by the increase in annuity deposit receipts. Building on increased levels of receipts in 2010, annuity deposits received increased 10%, driven by a 25% increase in single deposit and rollover receipts in the current year. Property and casualty segment premiums written decreased 2% compared to the prior year, with approximately 1 percentage point of the decrease related to the Company’s Florida homeowners non-renewal program. The premium impact from increases in average premium per policy for both homeowners and automobile in the current year was more than offset by the reduced level of automobile and homeowners policies in force. Life segment insurance premiums and contract deposits decreased 1% compared to 2010.

The Company’s book value per share was $27.33 at December 31, 2011, an increase of 23% compared to 12 months earlier, reflecting net income for the 12 months and the improvement in unrealized investment gains and losses due to significantly lower yields on U.S. Treasury securities somewhat offset by widening credit spreads across virtually all asset classes, the combination of which caused an increase in values for the Company’s holdings of municipal bonds, U.S. government and agency securities, investment grade corporate securities and agency mortgage-backed securities.

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

Valuation of Fixed Maturity and Equity Securities

For fixed maturity securities, each month the Company obtains prices from its investment managers and custodian bank. Fair values for the Company’s fixed maturity securities are based primarily on prices provided by its investment managers and sometimes by its custodian bank. The prices from the custodian bank are compared to prices from the investment managers. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, sector groupings, matrix pricing, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

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

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values obtained from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 91% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2011. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2. There were no significant changes to the valuation process during 2011.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in 2011.

At December 31, 2011, Level 3 invested assets comprised approximately 1.6% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements – Note 3 – Fair Value of Financial Instruments” listed on page F-1 of this report.

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

With respect to fixed income securities involving securitized financial assets – primarily asset-backed and commercial mortgage-backed securities in the Company’s portfolio – a significant portion of the fair values is determined by observable inputs. In addition, the securitized financial asset securities’ underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected cash flows.

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

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2011. The first step of the Company’s analysis indicated that fair value exceeded carrying value for all reporting units other than the annuity unit. Management’s determination of the fair value of each reporting unit incorporated multiple inputs including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectations regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

For the annuity reporting unit, the Company determined that the reporting unit’s fair value was less than its carrying value, primarily driven by unrealized investment gains. Accordingly, recoverability was evaluated assuming fair value was allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. In the second step, the implied fair value of the annuity reporting unit’s goodwill was determined in the same manner as goodwill is measured in a business combination (i.e., by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount attributed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill. The implied fair value for the annuity reporting unit’s goodwill was greater than its carrying value; therefore, goodwill was not impaired and no write-down was required. However, the implied fair value exceeded carrying value for the annuity reporting unit by a limited margin, which indicates a greater risk of future impairment for this reporting unit’s goodwill.

As part of the Company’s December 31, 2011 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to several factors, most notably market sentiment, trading volume and transaction premium. The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances.

Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. Management believes the Company’s continued depressed market capitalization is largely the result of current global financial market conditions and is similar to companies within the annuity and life insurance sector. There were no events or material changes in circumstances during 2011 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

      Deferred Policy Acquisition Costs for Annuity and Interest-sensitive Life Products

Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. Capitalized acquisition costs for interest-sensitive life contracts also are amortized over 20 years in proportion to estimated gross profits.

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes. The potential effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At December 31, 2011, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, based on capitalized annuity policy acquisition costs as of December 31, 2011 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.15 million and $0.25 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would impact amortization between $0.20 million and $0.30 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations for the Three Years Ended December 31, 2011 – Policy Acquisition Expenses Amortized”. See also “Recent Accounting Changes – Costs Associated with Acquiring or Renewing Insurance Contracts” regarding new accounting guidance which the Company adopted effective January 1, 2012.

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

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. Detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements – Note 4 – Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report. Due to the nature of the Company’s personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $11 million of net income based on net reserves as of December 31, 2011. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

There are a number of assumptions involved in the determination of the Company’s property and casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. Management estimates that a 2% change in claim severity or claim frequency for the most recent 36-month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated loss reserves of between $6.0 million and $10.0 million for long-tail liability related exposures (automobile liability coverages) and between $2.0 million and $4.0 million for short-tail liability related exposures (homeowners and automobile physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.

The Company’s loss and loss adjustment expense actuarial analysis is discussed with management. As part of this discussion, the indicated point estimate of the IBNR loss reserve by line of business (coverage) is reviewed. The Company actuaries also discuss any indicated changes to the underlying assumptions used to calculate the indicated point estimate. Any variance between the indicated reserves from these changes in assumptions and the previously carried reserves is reviewed. After discussion of these analyses and all relevant risk factors, management determines whether the reserve balances require adjustment. The Company’s best estimate of loss reserves may change depending on a revision in the underlying assumptions.

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	December 31, 2011			December 31, 2010
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$66.6	$129.2	$195.8	$71.4	$129.0	$200.4
Automobile other	4.7	1.5	6.2	5.4	2.1	7.5
Homeowners	8.1	52.5	60.6	9.2	62.5	71.7
All other	1.7	16.8	18.5	4.0	18.0	22.0

Total	$81.1	$200.0	$281.1	$90.0	$211.6	$301.6

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2011, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income in 2011 by approximately $6.7 million, primarily the result of favorable frequency and severity trends in voluntary automobile losses for accident years 2009 and prior, as well as favorable development of homeowners loss reserves for accident years 2010 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at December 31, 2011.

Information regarding the Company’s property and casualty claims and claims expense reserve development table as of December 31, 2011 is located in “Business – Property and Casualty Segment – Property and Casualty Reserves”. Information regarding property and casualty reserve reestimates for each of the years in the three year period ended December 31, 2011 is located in “Results of Operations for the Three Years Ended December 31, 2011 – Benefits, Claims and Settlement Expenses”.

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

The Company’s cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 3.66% was used by the Company for estimating accumulated benefits under the plan at December 31, 2011, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve. The expected annual return on plan assets assumed by the Company at December 31, 2011 was 7.5%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted reasonable assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

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

Results of Operations for the Three Years Ended December 31, 2011

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2011	2010	Percent	Amount	2009
Property & casualty
Automobile and property (voluntary)	$542.0	$553.2	-2.0%	$(11.2)	$550.2
Involuntary and other property & casualty	3.9	3.9	-	-	3.3

Total property & casualty	545.9	557.1	-2.0%	(11.2)	553.5
Annuity deposits	433.9	395.5	9.7%	38.4	349.8
Life	98.6	99.4	-0.8%	(0.8)	100.4

Total	$1,078.4	$1,052.0	2.5%	$26.4	$1,003.7

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2011	2010	Percent	Amount	2009
Property & casualty
Automobile and property (voluntary)	$544.1	$551.8	-1.4%	$(7.7)	$544.1
Involuntary and other property & casualty	3.4	4.0	-15.0%	(0.6)	3.2

Total property & casualty	547.5	555.8	-1.5%	(8.3)	547.3
Annuity	18.9	17.4	8.6%	1.5	14.5
Life	100.7	99.5	1.2%	1.2	97.8

Total	$667.1	$672.7	-0.8%	$(5.6)	$659.6

For 2011, the Company’s premiums written and contract deposits increased $26.4 million, or 2.5%, compared to 2010, driven by the increase in annuity single premium and rollover deposit receipts which was partially offset by the decrease in property and casualty premiums written. For 2010, the Company’s premiums written and contract deposits increased $48.3 million, or 4.8%, compared to 2009, also due to the increase in annuity single premium and rollover deposit receipts. The Company’s premiums and contract charges earned decreased $5.6 million, or 0.8%, compared to 2010, primarily reflecting growth in annuity contract charges earned and the increasing favorable impact on earned premium of the automobile and property rate actions taken in 2010 which were more than offset by a reduced level of property and casualty policies in force during 2011. For 2010, the Company’s premiums and contract charges earned increased $13.1 million, or 2.0%, compared to 2009, primarily reflecting a favorable impact on earned premiums from automobile and property rate actions. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written decreased 2.0%, or $11.2 million, in 2011, with approximately 1 percentage point of the decrease related to the Company’s Florida homeowners non-renewal program which is described below. Automobile and homeowners average written premium per policy each increased compared to 2010, with the impact more than offset by a reduced level of policies in force in the current period. For the Company’s automobile and homeowners business, rate changes effective during 2011 averaged 2% and 9%, respectively, compared to 7% and 11%, respectively, during 2010. At December 31, 2011, there were 486,000 voluntary automobile and 239,000 homeowners policies in force, for a total of 725,000 policies, compared to a total of 760,000 policies at December 31, 2010 and 790,000 policies at December 31, 2009. Management believes that the Company’s rate and risk mitigation actions have had a negative impact, in some locations, on its policy retention rates and its sales levels, particularly in its automobile line. Consequently, during 2011, the Company developed and began implementing state-specific pricing, underwriting and marketing initiatives designed to improve automobile new sales and retention levels.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 90.5%, 90.5% and 91.3% at December 31, 2011, 2010 and 2009, respectively. The property 12-month new and renewal policy retention rate was 85.6%, 86.7% and 88.8% at December 31, 2011, 2010 and 2009, respectively, with the change including the impact of the Company’s risk mitigation actions described below.

Voluntary automobile premium written decreased 3.5% ($12.9 million) compared to 2010. In 2010, voluntary automobile premium written increased 0.1% ($0.3 million) compared to 2009. In 2011, the average written and earned premium per policy increased 1% and 2%, respectively, more than offset by the decline in policies in force. In 2010, the average written and earned premium per policy increased 3% and 2%, respectively, nearly offset by the decline in policies in force. Voluntary automobile policies in force at December 31, 2011 decreased 22,000 compared to December 31, 2010 and 42,000 compared to December 31, 2009. Both educator and non-educator policies decreased in each of these comparisons. The number of educator policies represented approximately 83% and 82% of the voluntary automobile policies in force at December 31, 2011 and 2010, respectively.

Voluntary homeowners premium written increased 0.9% ($1.7 million) compared to 2010, net of catastrophe reinsurance premiums ceded that were less than the prior year. In 2010, voluntary homeowners premium written increased 1.5% ($2.7 million) compared to 2009, net of catastrophe reinsurance premiums that were comparable to the prior year. The average written and earned premium per policy increased 5% and 6%, respectively, in 2011 compared to a year earlier. In 2010, the average written and earned premium per policy increased 6% and 5%, respectively, compared to 2009. Homeowners policies in force at December 31, 2011 decreased 13,000 compared to December 31, 2010 and 23,000 compared to December 31, 2009. The number of educator policies represented approximately 77% and 76% of the homeowners policies in force at December 31, 2011 and 2010, respectively. Growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. On January 1, 2010, the Company ceased writing new homeowner (including home, condo, renters and dwelling fire) policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. By mid-August 2011, the non-renewal program had been completed, including approximately 3,600 policies terminated prior to non-renewal at the customers’ request. In total, the Company’s December 31, 2011 policy count for Florida homeowners business of less than 6,000 decreased by approximately 11,000 compared to December 31, 2009 and included virtually no remaining risk exposure in the more sinkhole-prone counties. Throughout the non-renewal program period, the Company’s agents worked closely with customers to find coverage with third-party companies that underwrite property risks in Florida. While this program likely will continue to impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners underwriting results.

In 2011, total annuity deposits received increased 9.7%, driven by the 24.7% increase in single premium and rollover deposit receipts which more than offset the 5.4% decrease in scheduled annuity deposit receipts. In 2010, total annuity deposits received increased 13.1%, also driven by an increase in single premium and rollover deposit receipts. In 2011, new deposits to variable accounts decreased 1.1%, or $1.2 million, and new deposits to fixed accounts increased 13.9%, or $39.6 million, compared to the prior year. In 2010, new deposits to variable accounts decreased 1.8%, or $2.0 million, and new deposits to fixed accounts increased 20.1%, or $47.7 million, compared to 2009. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $4.3 billion at December 31, 2011 increased 5.2% compared to a year earlier, as the increase from new deposits received and favorable retention more than offset unfavorable financial market performance over the 12 months. Total annuity accumulated cash value of $4.1 billion at December 31, 2010 increased 10.6% compared to a year earlier, as the increase from new deposits received and favorable retention were accompanied by favorable financial market performance over the 12 months. Cash value retentions for variable and fixed annuity options were 93.5% and 94.9%, respectively, for the 12 month period ended December 31, 2011. At December 31, 2011, the number of annuity contracts outstanding of 184,000 increased 2.2%, or 4,000 contracts, compared to December 31, 2010 and increased 3.4%, or 6,000 contracts, compared to December 31, 2009.

Variable annuity accumulated balances at December 31, 2011 reflected a decrease of 7.4% compared to December 31, 2010, including the unfavorable impact of financial market performance over the 12 months, particularly the performance in the third quarter of 2011. Annuity segment contract charges earned increased 8.6%, or $1.5 million, compared to 2010, primarily due to the growth in average variable annuity account values during the first six months of 2011. Variable annuity accumulated balances at December 31, 2010 reflected growth of 12.2% compared to December 31, 2009, including the positive impact of financial market performance over the 12 months. Annuity segment contract charges earned increased 20.0%, or $2.9 million, compared to 2009, primarily reflecting the growth in variable annuity account values.

Life segment premiums and contract deposits for 2011 decreased $0.8 million, or 0.8%, compared to 2010. Life segment premiums and contract deposits for 2010 decreased $1.0 million, or 1.0%, compared to 2009. The ordinary life insurance in force lapse ratio was 4.7% for the 12 months ended December 31, 2011 compared to 4.8% and 5.4% for the 12 months ended December 31, 2010 and 2009, respectively.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels have been adversely impacted by the economy and the overall lower level of automobile and home sales compared to a few years ago. In addition, management believes that automobile and homeowners new business levels have been negatively impacted by the Company’s rate actions and by the Company’s underwriting actions in Florida which were initiated in 2010. In 2011, total new automobile sales units, including a decline in additional vehicles added to existing automobile policies, decreased 2.1% compared to the prior year. True new automobile sales units – units associated with new Horace Mann automobile policyholders – increased 1.2% compared to full year 2010. In the third and fourth quarters of 2011, true new auto sales units increased 7.1% and 25.6%, respectively, compared to the same periods in 2010, reflecting the positive impact of state-specific pricing, underwriting and marketing initiatives. New homeowners sales units decreased 5.0% compared to 2010.

The Company’s 2011 annuity new business levels benefitted from agent training and marketing programs, which focus on retirement planning, and built on the positive results produced throughout 2010. Driven by increases in single premium and rollover deposits, total annuity sales in 2011 increased 20.8% compared to 2010. Single premium and rollover deposits for Horace Mann annuity products increased 24.7% compared to 2010. In addition, the Company’s new scheduled deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 11.9% compared to 2010. In 2011, sales of third-party vendor annuity products, a relatively minor component of total annuity sales, decreased 1.4% compared to 2010. Sales of Horace Mann products by the Independent Agent distribution channel, included in the information above, increased 18.5% compared to 2010, a comparison also favorably impacted by current period growth in single premium and rollover deposits. The Company’s annuity sales levels in recent years have been impacted as K-12 educators respond to uncertainties regarding employment prospects during the economic recession. In situations where educator retirements increase, opportunities arise for single premium and rollover deposit business. For employed educators, uncertainty about their future employment has created challenges for new sales of scheduled deposit business.

In recent years, new sales of life insurance products have been adversely impacted by economic conditions industry wide. The Company’s introduction of new educator-focused portfolios of term and whole life products in the third quarters of 2009, 2010 and 2011 has helped to moderate the impact on the sales of proprietary life products. The 2011 increase in total life sales of 10.0% included a 15.0% increase in sales of third-party vendor products and a 4.4% increase in sales of proprietary life products.

Combining all lines of business, the Company’s total new business sales increased 15.5% compared to 2010. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for 2011 increased 14.7% compared to the prior year.

Distribution System

At December 31, 2011, there was a combined total of 745 Exclusive Agencies and Employee Agents, compared to 741 at December 31, 2010 and 716 at December 31, 2009. At December 31, 2011, there were 549 Horace Mann Exclusive Agencies – more than half of which were formed by new appointments – increasing by 92 compared to December 31, 2010. The Company’s Exclusive Agent opportunity was launched on January 1, 2009. At December 31, 2011, in addition to the Exclusive Agencies, there were 196 Employee Agents. At December 31, 2011, over 85% of the Company’s agency force was operating in its Agency Business Model, bringing transformation of the distribution system nearly to completion. See additional description in “Business – Corporate Strategy and Marketing – Dedicated Agency Force”.

As mentioned above, the Company utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 812 authorized agents at December 31, 2011. During 2011, this channel generated $83.1 million in annualized new annuity sales for the Company compared to $70.1 million in 2010 and $52.6 million in 2009, primarily reflecting increases in single and rollover deposit business.

Net Investment Income

For 2011, pretax investment income of $288.3 million increased 6.0%, or $16.2 million, (5.7%, or $10.5 million, after tax) compared to 2010. For 2010, pretax investment income of $272.1 million increased 10.3%, or $25.3 million, (10.0%, or $16.8 million, after tax) compared to 2009. For both years, the increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets increased 7.4% over the 12 months ended December 31, 2011. The average pretax yield on the investment portfolio was 5.70% (3.85% after tax) for 2011, compared to pretax yields of 5.77% (3.91% after tax) and 5.63% (3.82% after tax) for 2010 and 2009, respectively, with the average pretax yields in 2011 and 2010 being favorably impacted by reductions in short-term investments as funds were invested in higher-yielding fixed maturity securities.

Net Realized Investment Gains and Losses

For 2011, net realized investment gains (pretax) were $37.7 million compared to net realized investment gains of $23.8 million and $26.3 million in 2010 and 2009, respectively. The net gains and losses in all periods were realized from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

For the year ended December 31, 2011, the Company’s net realized investment gains of $37.7 million included $39.7 million of gross gains realized on security sales and calls partially offset by $2.0 million of realized losses on securities that were disposed of during 2011. Other-than-temporary impairment write-downs on securities were less than $0.1 million in the current year. Gains realized on security disposals during 2011 included $0.5 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

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

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of December 31, 2011 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to December 31, 2010, yields on U.S. Treasury securities decreased significantly while credit spreads widened notably across virtually all asset classes, with the Company’s municipal bond portfolio showing the most significant improvement in net unrealized gains.

			Amortized	Pretax
	Number of	Fair	Cost or	Unrealized
Fixed Maturity Securities	Issuers	Value	Cost	Gain(Loss)
Corporate bonds
Banking and Finance	65	$ 401.8	$ 392.2	$ 9.6
Utilities	45	264.4	225.5	38.9
Energy	53	234.6	208.9	25.7
Insurance	26	139.1	123.3	15.8
Metal and Mining	17	106.1	98.0	8.1
Health Care	30	97.2	87.1	10.1
Broadcasting and Media	17	92.8	82.8	10.0
Transportation	20	88.0	82.9	5.1
Natural Gas	15	84.7	74.4	10.3
Telecommunications	22	78.9	70.2	8.7
All Other Corporates (1)	177	569.0	522.0	47.0
Total corporate bonds	487	2,156.6	1,967.3	189.3
Mortgage-backed securities
U.S. government and federally sponsored agencies	362	603.8	532.6	71.2
Commercial	28	70.8	79.5	(8.7)
Other	14	13.7	13.2	0.5
Municipal bonds	417	1,413.1	1,291.3	121.8
Government bonds
U.S.	8	603.7	560.0	43.7
Foreign	5	49.6	44.5	5.1
Collateralized debt obligations (2)	30	44.5	42.3	2.2
Asset-backed securities	109	466.0	453.7	12.3
Total fixed maturity securities	1,460	$5,421.8	$4,984.4	$437.4

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	5	$ 12.6	$ 10.5	$ 2.1
Real Estate	2	5.7	4.9	0.8
Utilities	3	5.2	5.0	0.2
Insurance	3	2.9	2.7	0.2
Common stocks
Technology	1	0.4	-	0.4
Cable and other	4	*	*	*
Total equity securities	18	$ 26.8	$ 23.1	$ 3.7

Total	1,478	$5,448.6	$5,007.5	$441.1

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 19 additional industry classifications. Real estate, technology, retail, consumer products, gaming and miscellaneous represented $342.5 million of fair value at December 31, 2011, with the remaining 13 classifications each representing less than $45 million.

(2)

Based on fair value, 78.7% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2011.

At December 31, 2011, the Company’s diversified fixed maturity securities portfolio consisted of 1,736 investment positions, issued by 1,460 entities, and totaled approximately $5.4 billion in fair value. This portfolio was 94.8% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At December 31, 2011, 94.7% of these combined portfolios were investment grade, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities(1)

(Dollars in millions)

	Percent
	of Total
	Fair	Fair	Amortized
	Value	Value	Cost or Cost
Fixed maturity securities
AAA (2)	4.9%	$ 265.0	$ 245.3
AA (2)	39.6	2,145.8	1,951.8
A	24.8	1,347.0	1,217.1
BBB	25.5	1,382.5	1,284.4
BB	2.8	150.9	157.9
B	2.1	115.5	112.2
CCC or lower	0.3	15.1	15.7
Not rated (3)	-	*	*
Total fixed maturity securities	100.0%	$5,421.8	$4,984.4
Equity securities
AAA	-	-	-
AA	15.7%	$ 4.2	$ 4.1
A	12.7	3.4	3.7
BBB	44.0	11.8	10.5
BB	26.1	7.0	4.8
B	-	-	-
CCC or lower	-	-	-
Not rated (4)	1.5	0.4	*
Total equity securities	100.0%	$ 26.8	$ 23.1

*	Less than $0.1 million.
(1)

Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)

During 2011, S&P and Moody’s concluded on their respective evaluations of ratings for debt issued by the U.S. government. On August 2, 2011, Moody’s affirmed its Aaa rating, with an outlook of negative. On August 5, 2011, S&P reduced its AAA long-term rating one notch to AA+, with an outlook of negative. At December 31, 2011, the AA rated fair value amount included $563.1 million of U.S. government and federally sponsored agency securities and $603.8 million of mortgage-backed securities issued by U.S. government and federally sponsored agencies.

(3)	Included in this category is less than $0.1 million fair value of private placement securities not rated by either S&P or Moody’s.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At December 31, 2011, total fair value of the Company’s European fixed maturity securities direct exposure was $150.1 million with a net unrealized gain of $5.4 million. The Company generally defines its country classification by issuer country of incorporation or domicile where appropriate. Given the economic, fiscal and political uncertainties surrounding a number of European countries, especially Greece, Ireland, Italy, Portugal and Spain (collectively “GIIPS”) and France, the Company closely monitors its direct European securities exposures. At December 31, 2011, the Company had no sovereign or equity security exposure in any European country, no exposure in the banking and finance industry in any of the GIIPS countries or France, no unfunded exposure related to its European securities holdings and no derivative or hedging instruments in its investment portfolio.

The Company also carefully monitors its indirect European securities exposure and analyzes a number of factors to understand and identify its indirect European exposure. While many factors are considered, it is difficult to know if all potential factors which may indirectly impact the Company’s investment portfolio have been identified. The factors the Company considers include, but are not limited to, the issuer’s parent-subsidiary relationship, principal place of business, management location, source of revenue streams, industry classification and asset characteristics. At December 31, 2011, the Company did not identify significant indirect exposure to European countries in its investment portfolio.

The following table summarizes the Company’s direct exposures by asset category related to selected groups of European countries and to Europe in total as of December 31, 2011.

	Sovereign		Banking		Other Corporate		Asset-backed		Total
		Net		Net		Net		Net		Net
		Unrealized		Unrealized		Unrealized		Unrealized		Unrealized
	Fair	Gain	Fair	Gain	Fair	Gain	Fair	Gain	Fair	Gain
	Value	(Loss)	Value	(Loss)	Value	(Loss)	Value	(Loss)	Value	(Loss)
Fixed Maturity Securities
GIIPS
Greece	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Ireland	-	-	-	-	2.9	-	8.2	0.3	11.1	0.3
Italy	-	-	-	-	-	-	-	-	-	-
Portugal	-	-	-	-	-	-	-	-	-	-
Spain	-	-	-	-	9.5	(0.5)	-	-	9.5	(0.5)
Total GIIPS	-	-	-	-	12.4	(0.5)	8.2	0.3	20.6	(0.2)
France	-	-	-	-	8.8	1.1	-	-	8.8	1.1
United Kingdom	-	-	6.4	-	48.6	3.7	-	-	55.0	3.7
Other European
Countries (1)	-	-	23.3	(0.1)	31.3	0.9	11.1	-	65.7	0.8

Total	$ -	$ -	$29.7	$(0.1)	$101.1	$ 5.2	$19.3	$ 0.3	$150.1	$5.4

(1)	The Other European Countries category contains 5 countries with the total fair value amount for each country representing less than $27 million.

At December 31, 2011, the Company had $70.8 million fair value in commercial mortgage-backed securities (“CMBS”), all in the annuity and life portfolios, with gross unrealized losses of $12.5 million and a net unrealized loss of $8.7 million, resulting in an overall fair value to amortized cost ratio of 89.1%, compared to 94.4% at December 31, 2010 and 67.2% at December 31, 2009. CMBS spreads widened notably in 2011. The concern over current economic weakness and its impact on commercial real estate values and rising commercial mortgage loan delinquencies has resulted in downward price pressure for certain CMBS securities. As a result of risk reduction actions during 2010, and to a lesser extent in 2011, the Company reduced its holdings of conduit/fusion CMBS securities by $122 million of amortized cost, or 65%, compared to December 31, 2009. The CMBS disposals over the last 24 months resulted in a net realized gain of $1.4 million in 2011 and a net realized loss of $18.6 million for the year ended December 31, 2010. At December 31, 2011, the Company’s CMBS portfolio was 73% investment grade, with an overall credit rating of BBB+, and well diversified by property type, geography and sponsor.

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

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	December 31, 2011			December 31, 2010
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	4	$ 18.6	$ 2.2	7	$ 16.8	$ 1.2
AA	4	5.0	0.3	5	6.0	0.5
A	6	15.2	*	13	27.1	1.0
BBB	8	13.2	(1.9)	7	16.2	(1.3)
BB and below	6	18.8	(9.3)	7	23.2	(6.7)
Total	28	$ 70.8	$ (8.7)	39	$ 89.3	$ (5.3)
Vintage year
2003 and prior	3	$ 4.9	$ 0.1	6	$ 7.9	$ 0.3
2004	7	9.6	(0.2)	9	11.2	0.2
2005	9	40.4	(10.5)	11	44.8	(8.8)
2006	7	11.3	0.6	10	18.8	1.5
2007	2	4.6	1.3	3	6.6	1.5
Total	28	$ 70.8	$ (8.7)	39	$ 89.3	$ (5.3)
Property type
Conduit/Fusion	26	$ 57.1	$ (9.7)	37	$81.6	$ (5.3)
Single borrower	2	13.7	1.0	2	7.7	*
Total	28	$ 70.8	$ (8.7)	39	$ 89.3	$ (5.3)

*	Less than $0.1 million.

At December 31, 2011, the Company had $414.4 million fair value in financial institution bonds and preferred stocks with a net unrealized gain of $11.7 million. The Company’s holdings in this sector are primarily large, well-recognized institutions, which were broadly supported by government intervention and credit enhancement programs during the 2008 credit crisis.

At December 31, 2011, the Company had $1,413.1 million fair value invested in municipal bonds with a net unrealized gain of $121.8 million. Of the geographically diversified municipal bond holdings, approximately 49% are tax-exempt and 78% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of these securities was AA+, with approximately 29% of the value insured at December 31, 2011. This represents approximately 7% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers or other forms of guarantee. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio also was AA+ at December 31, 2011.

At December 31, 2011, the fixed maturity securities and equity securities portfolios had a combined $33.4 million pretax of gross unrealized losses on $506.4 million fair value related to 203 positions. Of this amount, $11.8 million of pretax gross unrealized losses were on $391.5 million fair value for 152 positions that had been in a continuous unrealized loss position for 9 months or less.

Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 16 were trading below 80% of book value at December 31, 2011 and were not considered other-than-temporarily impaired. These positions included structured securities and corporate securities. The 16 securities with fair values below 80% of book value at December 31, 2011 had fair value of $33.8 million, representing 0.6% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $17.1 million.

While the U.S. Treasury yield curve moved significantly lower in 2011, contributing to the improvement in the Company’s gross unrealized loss position compared to December 31, 2010, the persisting global uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain investments. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows at December 31, 2011.

The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2011 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Additionally, as of the date of this Annual Report on Form 10-K, the Company is not aware of any events that call into question the ability of the issuers of the securities to honor their contractual commitments. Therefore, no impairment of these securities was recorded at December 31, 2011. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2011	2010	Percent	Amount	2009

Property and casualty	$442.5	$418.2	5.8%	$24.3	$407.1
Annuity	1.9	1.3	46.2%	0.6	(0.5)
Life	58.0	55.3	4.9%	2.7	52.1
Total	$502.4	$474.8	5.8%	$27.6	$458.7
Property and casualty catastrophe losses, included above (1)	$ 86.0	$ 49.2	74.8%	$36.8	$ 33.1

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Year Ended December 31,
	2011	2010	2009

Incurred claims and claim expenses:
Claims occurring in the current year	$452.8	$438.7	$418.8
Decrease in estimated reserves for claims occurring in prior years (2)	(10.3)	(20.5)	(11.7)

Total claims and claim expenses incurred	$442.5	$418.2	$407.1

Property and casualty loss ratio:
Total	80.8%	75.2%	74.4%
Effect of catastrophe costs, included above (1)	15.7%	8.8%	6.1%
(1) Property and casualty catastrophe losses were incurred as follows:
	2011	2010	2009
Three months ended
March 31	$8.0	$6.8	$4.5
June 30	55.0	16.2	15.1
September 30 (a)	18.3	17.5	12.3
December 31	4.7	8.7	1.2

Total full year	$86.0	$49.2	$33.1

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

(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:

	2011	2010	2009
Three months ended
March 31	$(2.7)	$(4.5)	$(3.4)
June 30	(1.0)	(2.8)	(2.1)
September 30	(2.0)	(7.3)	(2.8)
December 31	(4.6)	(5.9)	(3.4)

Total full year	$(10.3)	$(20.5)	$(11.7)

        In 2011, the Company’s benefits, claims and settlement expenses increased $27.6 million, or 5.8%, compared to the prior year, primarily reflecting a $36.8 million increase in property and casualty catastrophe losses in the current period, partially offset by favorable current accident year non-catastrophe homeowners results that largely reflected improvement in Florida sinkhole loss experience. In 2011, the U.S. experienced notable tornado and storm activity, including Tropical Storm Lee and Hurricane Irene, producing 30 designated catastrophe events which impacted numerous states. In 2011, the Company also experienced an increase in automobile non-catastrophe losses reflecting higher physical damage frequency of loss, particularly in states impacted by severe weather patterns in 2011, as well as a reduced level of favorable prior years’ property and casualty reserve development. In 2010, the Company’s benefits, claims and settlement expenses increased $16.1 million, or 3.5%, compared to 2009, primarily reflecting increases in property and casualty catastrophe losses and Florida sinkhole losses and an increase in life mortality costs, partially offset by favorable voluntary automobile loss experience for both the current and prior accident years.

For 2011, the favorable development of prior years’ property and casualty reserves of $10.3 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2010 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss emergence for accident years 2009 and prior, as well as favorable development of homeowners loss reserves for accident years 2010 and prior.

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

For 2011, the voluntary automobile loss ratio of 74.0% increased by 5.5 percentage points compared to the prior year, including favorable development of prior years’ reserves that had a 2.8 percentage point smaller impact in the current period, higher catastrophe losses for this line of business which represented a 0.8 percentage point increase in the current accident year loss ratio, and the impact of the increase in loss frequency. The homeowners loss ratio of 94.3% for 2011 increased 5.3 percentage points compared to 2010, including an 18.6 percentage point increase due to the higher level of catastrophe costs. Catastrophe costs represented 44.0 percentage points of the homeowners loss ratio for 2011 compared to 25.4 percentage points for 2010. The homeowners loss ratio reflected a decrease of 0.2 percentage points in 2011 attributable to a slightly higher level of favorable development of prior years’ reserves in the current period. Compared to incurred amounts for each of the quarters from third quarter 2009 through first quarter 2011, the Company’s sinkhole loss costs for the quarterly periods in 2011 reflected a favorable impact from the Company’s Florida homeowners policy non-renewal program. Excluding claim settlement expenses, Florida sinkhole losses incurred for the year ended December 31, 2011 of $5.2 million decreased $14.9 million and $6.8 million compared to full year 2010 and 2009, respectively. The third and fourth quarter 2011 amounts included modest favorable development of prior years’ reserves for sinkhole losses which is included in the amount of prior years’ reserve development disclosed above. For 2009, the voluntary automobile loss ratio was 72.4% and the homeowners loss ratio was 78.6%, including 17.6 percentage points due to catastrophe costs. The loss ratios in 2009 included costs of consolidating the Company’s claims offices. For total property and casualty, the $3.9 million of claims office consolidation costs incurred in 2009 represented 0.7 percentage points of the loss ratio for the year – 0.8 percentage points for voluntary automobile and 0.4 percentage points for homeowners.

For the annuity segment, benefits in 2011 increased $0.6 million, or 46.2%, compared to 2010. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.6 million at December 31, 2011, compared to $0.3 million at December 31, 2010 and $0.5 million at December 31, 2009. The changes in this reserve in both 2011 and 2010 reflected the impact of financial market performance.

For the life segment, benefits in 2011 increased $2.7 million compared to a year earlier, reflecting an increase in mortality costs in 2011. In 2010, life segment benefits increased $3.2 million compared to a year earlier, also primarily reflecting an increase in mortality costs.

  Interest Credited to Policyholders

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2011	2010	Percent	Amount	2009
Annuity	$113.6	$106.3	6.9%	$7.3	$100.0
Life	41.3	40.4	2.2%	0.9	39.4
Total	$154.9	$146.7	5.6%	$8.2	$139.4

Compared to 2010, the current year increase in annuity segment interest credited reflected a 10.7% increase in average accumulated fixed deposits, partially offset by a 15 basis point decline in the average annual interest rate credited to 4.01%. Compared to 2009, the 2010 increase in annuity segment interest credited reflected a 9.1% increase in average accumulated fixed deposits, partially offset by a 10 basis point decline in the average annual interest rate credited to 4.16%. Life insurance interest credited increased slightly in both 2011 and 2010 as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the years ended December 31, 2011, 2010 and 2009 were 202 basis points, 196 basis points and 169 basis points, respectively. The net interest spread increases in 2011 and 2010 reflected both improvements in the Company’s investment income earned and crediting rate decreases.

As of December 31, 2011, fixed annuity account values totaled $3.0 billion, including $2.8 billion of deferred annuities. Of the deferred annuity account values, 32% had minimum guaranteed interest rates of 3% or lower while 60% had minimum guaranteed rates of 4.5% or greater. For $2.3 billion, or approximately 80%, of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the potential for continued low reinvestment interest rates, the potential exists for fixed annuity spread compression in future periods.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $92.1 million for 2011 compared to $85.1 million and $80.4 million for the years ended December 31, 2010 and 2009, respectively. For December 31, 2011, the evaluation of annuity deferred policy acquisition costs resulted in an increase in amortization of $2.9 million, which primarily reflected the impact of unfavorable financial market performance in 2011. This compares to a decrease in amortization of $2.4 million from a similar evaluation at December 31, 2010. For the life segment, the December 31, 2011 evaluation of deferred policy acquisition costs resulted in a $1.5 million increase in amortization, compared to a $0.5 million increase recorded as a result of the December 31, 2010 evaluation. The December 31, 2009 evaluations of deferred policy acquisition costs resulted in a decrease of $1.3 million in annuity amortization and an increase of $0.9 million in life amortization.

Operating Expenses

In 2011, operating expenses of $140.0 million decreased 2.0%, or $2.9 million, compared to 2010. In 2010, operating expenses of $142.9 million increased 1.2%, or $1.7 million, compared to 2009. Expenses in 2010 included a charge of $2.2 million to write off software development costs related to the Company’s property insurance administrative system. This charge was borne by the property and casualty segment and represented 0.4 percentage points of that segment’s expense ratio for the full year. In addition, expenses in 2010 included approximately $1.8 million related to the accelerated accrual of certain pension benefits, incentive compensation and other stock-based awards earned by the Company’s previous Chief Executive Officer who retired in the fourth quarter of 2010. These costs were allocated to all of the Company’s segments. The property and casualty expense ratio of 25.9% for 2011 increased 0.2 percentage point compared to the 2010 expense ratio of 25.7%, consistent with management’s expectations for the current year. The property and casualty expense ratio was 25.1% in 2009.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 25.7%, 27.3% and 29.0% for the years ended December 31, 2011, 2010 and 2009, respectively. In the second quarter of 2010, the Company recorded a $1.4 million reduction in its liability for uncertain tax positions, which benefitted the annuity segment. Income from investments in tax-advantaged securities reduced the effective income tax rate 9.6, 7.8 and 7.4 percentage points for 2011, 2010 and 2009, respectively.

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

At December 31, 2011, the Company had federal income tax returns for the 2007 through 2011 tax years open and subject to adjustment upon examination by taxing authorities. In 2011, the IRS completed an examination of tax years through 2009 resulting in additional tax expense of less than $0.1 million. The Company has recorded less than $0.1 million of uncertain tax position liabilities including interest related to all open tax years as of December 31, 2011.

Net Income

For 2011, the Company’s net income of $70.5 million represented a decrease of $10.4 million, or 13%, compared to 2010 primarily due to the increase in property and casualty catastrophe losses. After-tax net realized investment gains increased by $9.0 million between years. For the property and casualty segment, net income of $5.8 million reflected a decrease of $21.2 million compared to 2010, primarily due to the increase in catastrophe costs but also reflecting a smaller benefit in the current year from favorable prior years’ reserve development. Catastrophe costs increased $23.9 million after tax compared to 2010, while favorable prior years’ property and casualty reserve development was $6.6 million after tax lower than 2010. Excluding catastrophe losses and compared to 2010, current accident year results for the property line improved while automobile current accident year losses increased. For 2011, incurred sinkhole claims in Florida were less than the prior year by approximately $10 million after tax. Including all factors, the property and casualty combined ratio was 106.7% for 2011 compared to 100.9% for 2010. Annuity segment net income for 2011 decreased slightly compared to 2010, reflecting the negative impact from the evaluation of deferred policy acquisition costs – primarily due to the adverse relative performance of the financial markets and the higher level of net realized investment gains – and a non-recurring tax benefit of $1.4 million recorded in the prior year, largely offset by improvements in the interest margin. Compared to 2010, life segment net income decreased $1.2 million, or 6%, primarily due to higher mortality costs in the current year.

For 2010, the Company’s net income of $80.9 million represented an increase of $7.4 million, compared to 2009 primarily due to net income growth in the annuity and life segments. After-tax net realized investment gains decreased by $1.8 million between years. Annuity segment net income increased 49%, or $10.4 million, compared to 2009, largely reflecting improvements in the interest margin and contract charges and fees, and also benefitting from the second quarter 2010 $1.4 million reduction in the Company’s liability for uncertain tax positions. Life segment net income increased 10%, or $1.8 million, compared to a year earlier, primarily due to growth in investment income which more than offset an increase in mortality costs. For the property and casualty segment, net income decreased 10%, or $3.0 million, compared to 2009, as favorable current accident year underwriting results in the voluntary automobile line were more than offset by unfavorable current year results in the property line. Compared to 2009, net income in 2010 benefitted by $5.7 million due to an increase in the level of favorable prior years’ property and casualty reserve development. Catastrophe costs increased $10.5 million after tax compared to 2009. Net income in 2010 also was impacted adversely by an increase in large property losses, primarily sinkhole claims in Florida which reduced net income approximately $5 million compared to 2009. The property and casualty segment net income for 2010 included a charge of $1.5 million after tax to write off software development costs related to its property insurance administrative system. The Company’s net income for 2010 included a charge of $1.2 million after tax related to the accelerated accrual of certain pension benefits, incentive compensation and other stock-based awards earned by the previous CEO who retired in the fourth quarter. The Company’s net income for 2009 included a charge of $3.5 million after tax related to its property and casualty claims office consolidation and marketing transition initiatives, primarily attributable to the property and casualty segment, with substantially all of the amount incurred in the first three months of the year. Including all factors, the property and casualty combined ratio was 100.9% for 2010 compared to 99.5% for 2009.

For 2009, the Company’s net income of $73.5 million represented an increase of $62.6 million compared to 2008. After-tax net realized investment gains and losses improved by $58.7 million between years. Catastrophe costs decreased $26.6 million after tax, with the entire amount in 2009 representing non-hurricane catastrophe costs which were at higher-than-average levels. Net income in 2009 was adversely impacted by an increase in large property losses, primarily sinkhole claims in Florida, and a late-year increase in automobile loss frequency. In addition, compared to 2008, net income in 2009 decreased by $4.2 million due to a modest decrease in the level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 99.5% for 2009 compared to 100.7% for 2008. Beyond underwriting results, in 2009 net income for the property and casualty segment was reduced by $2.5 million after tax as a result of writing off the Company’s equity interest in the accumulated surplus of the North Carolina Coastal Property Insurance Pool. Annuity segment net income increased $3.9 million compared to 2008, as improvements in the interest margin and the favorable impact of the financial market on the evaluations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve offset the adverse impact of the financial market on the level of contract charges earned during 2009. Life segment net income increased $2.0 million compared to 2008, reflecting growth in investment income partially offset by an increase in mortality costs. In 2008, the Company’s net income benefitted by $4.2 million as a result of the completion of IRS examination, with $2.8 million of that amount benefiting the annuity segment. Net income in 2009 included transition costs of approximately $3.5 million after tax related to the Company’s property and casualty claims office consolidation and distribution strategies, comparable to the amount incurred in 2008 related to the property and casualty claims office consolidation.

Net income by segment and net income per share were as follows:

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2011	2010	Percent	Amount	2009
Analysis of net income by segment:
Property and casualty	$5.8	$27.0	-78.5%	$(21.2)	$30.0
Annuity	31.4	31.6	-0.6%	(0.2)	21.2
Life	19.0	20.2	-5.9%	(1.2)	18.4
Corporate and other (1)	14.3	2.1	N.M.	12.2	3.9

Net income	$70.5	$80.9	-12.9%	$(10.4)	$73.5

Effect of catastrophe costs, after tax, included above	$(55.9)	$(32.0)	74.7%	$(23.9)	$(21.5)

Effect of realized investment gains, after tax, included above	$24.4	$15.4	58.4%	$9.0	$17.2

Diluted:
Net income per share	$1.70	$1.97	-13.7%	$(0.27)	$1.81

Weighted average number of shares and equivalent shares (in millions)	41.4	41.0	1.0%	0.4	40.5

Property and casualty combined ratio:
Total	106.7%	100.9%	N.M.	5.8%	99.5%
Effect of catastrophe costs, included above	15.7%	8.8%	N.M.	6.9%	6.1%

N.M. - Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three years ended December 31, 2011, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, changes in net income for the years ended December 31, 2011, 2010 and 2009 primarily reflected the changes in net realized investment gains.

Return on average shareholders’ equity based on net income was 7%, 10% and 13% for the years ended December 31, 2011, 2010 and 2009, respectively.

The accounting guidance adopted by the Company during 2011 is described in “Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies – Adopted Accounting Standards”. The adoption did not have an effect on the results of operations or financial position of the Company.

Outlook for 2012

At the time of this Annual Report on Form 10-K, management estimates that 2012 full year net income before realized investment gains and losses will be within a range of $1.80 to $2.00 per diluted share. This projection builds on the Company’s solid underlying earnings in 2011 and anticipates an improvement of approximately 8 to 10 percentage points in the property and casualty combined ratio driven by improved underlying results in the property line as well as a substantial decrease in catastrophe losses compared to 2011. Management expects that the combined annuity and life earnings will be comparable to 2011, with a modest decline in fixed annuity spreads offset by growth in assets under management and an 8 to 10 percent increase in the S&P 500 Index. This earnings guidance incorporates the impact of the January 1, 2012 adoption of accounting guidance related to deferral of costs associated with acquiring or renewing insurance contracts which is described in “Recent Accounting Changes”. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2011, 2010 and 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2011 – Net Realized Investment Gains and Losses”, “Business – Investments” and in the “Notes to Consolidated Financial Statements – Note 2 – Investments” listed on page F-1 of this report.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2011, net cash provided by operating activities decreased compared to 2010, primarily due to higher property and casualty claims payments in 2011 including the impact of catastrophe events.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2012 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $71 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in 2011. For the year ended December 31, 2011, receipts from annuity contracts increased $38.4 million, or 9.7% compared to 2010, as described in “Results of Operations for the Three Years Ended December 31, 2011 – Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values decreased $25.3 million, or 10.3%, compared to 2010.

Contractual Obligations

	Payments Due By Period As of December 31, 2011
	Total	Less Than 1 Year (2012)	1 - 3 Years (2013 and 2014)	3 - 5 Years (2015 and 2016)	More Than 5 Years (2017 and beyond)
Fixed annuities and fixed option of variable annuities (1)	$4,507.6	$164.9	$342.2	$345.5	$3,655.0
Supplemental contracts (1)	708.1	34.7	60.4	55.9	557.1
Life insurance policies (1)	2,366.6	82.6	172.0	176.9	1,935.1
Property and casualty claims and claim adjustment expenses (1)	281.1	172.4	90.8	14.7	3.2
Short-term Debt Obligations (2):
Bank Credit Facility (expires October 6, 2015)	40.5	0.6	1.3	38.6	-
Long-Term Debt Obligations (2):
Senior Notes Due June 15, 2015	90.9	4.5	9.1	77.3	-
Senior Notes Due April 15, 2016	163.5	8.6	17.1	137.8	-
Operating lease obligations (3)	20.2	2.9	5.2	4.8	7.3
Purchase obligations	2.5	2.5	-	-	-
Total	$8,181.0	$473.7	$698.1	$851.5	$6,157.7

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments.
(2)	Includes principal and interest.
(3)

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states and portions of the home office complex) and also for computer equipment and copy machines.

Estimated Future Policy Benefit and Claim Payments - Annuity and Life Segments

The following table duplicates information above and summarizes the Company’s annuity and life contractual obligations and commitments as of December 31, 2011 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life insurance, which includes discounting.

	Estimated Payments by Period As of December 31, 2011
	Total	Less Than 1 Year (2012)	1 - 3 Years (2013 and 2014)	3 - 5 Years (2015 and 2016)	More Than 5 Years (2017 and beyond)
Fixed annuities and fixed option of variable annuities	$4,507.6	$164.9	$342.2	$345.5	$3,655.0
Supplemental contracts	708.1	34.7	60.4	55.9	557.1
Life insurance policies	2,366.6	82.6	172.0	176.9	1,935.1
Total	$7,582.3	$282.2	$574.6	$578.3	$6,147.2

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

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, and other contingent events as appropriate to the respective product types. Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2011. Separate Account (variable annuity) payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.

See “Note 1 – Summary of Significant Accounting Policies – Future Policy Benefits, Interest-sensitive Life Contract Liabilities and Annuity Contract Liabilities” listed on page F-1 of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP.

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

The following table includes estimated future claims and claims related payments at December 31, 2011. The amounts reported in the table are presented on a nominal basis, have not been discounted and represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses.

	Estimated Payments by Period As of December 31, 2011
	Total	Less Than 1 Year (2012)	1 - 3 Years (2013 and 2014)	3 - 5 Years (2015 and 2016)	More Than 5 Years (2017 and beyond)
Claims and claim adjustment expenses	$281.1	$172.4	$90.8	$14.7	$3.2

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (“NAIC”). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program.

The total capital of the Company was $1,324.6 million at December 31, 2011, including $199.7 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 22.4% of total capital excluding unrealized investment gains and losses (17.9% including unrealized investment gains and losses) at December 31, 2011, which was below the Company’s long-term target of 25% and within a range consistent with the Company’s debt ratings assigned as of December 31, 2011.

Shareholders’ equity was $1,086.9 million at December 31, 2011, including a net unrealized gain in the Company’s investment portfolio of $265.4 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $545.3 million and $13.71, respectively, at December 31, 2011. Book value per share was $27.33 at December 31, 2011 ($20.66 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at December 31, 2011 is included in “Results of Operations for the Three Years Ended December 31, 2011 – Net Realized Investment Gains and Losses”.

Total shareholder dividends were $19.0 million for the year ended December 31, 2011. In March, May, September and December 2011, the Board of Directors announced regular quarterly dividends per share of $0.11, $0.11, $0.11 and $0.13, respectively, with the December dividend per share reflecting an 18.2% increase compared to the preceding quarter.

On December 7, 2011, HMEC’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million. The share repurchase program authorizes the opportunistic repurchase of HMEC’s common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. As of December 31, 2011, the Company had repurchased 154,708 shares of its common stock, or 0.4% of the outstanding shares on December 31, 2010, at an aggregate cost of $2.0 million, or an average price of $13.21 per share, under this share repurchase program. The repurchase of shares was financed through use of cash. See also “Notes to Consolidated Financial Statements – Note 6 – Shareholders’ Equity and Stock Options” listed on page F-1 of this report.

As of December 31, 2011, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements – Note 5 – Debt” listed on page F-1 of this report. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of December 31, 2011, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in “Notes to Consolidated Financial Statements – Note 5 – Debt” listed on page F-1 of this report. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of December 31, 2011, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility entered into on May 31, 2005 (the “Previous Bank Credit Agreement”) provided for unsecured borrowings of up to $125.0 million and was scheduled to expire on December 19, 2011. On October 7, 2011, HMEC entered into a new Bank Credit Agreement (the “Current Bank Credit Facility”) that replaced the Previous Bank Credit Agreement. The Current Bank Credit Facility provides for unsecured borrowings of up to $150 million and expires on October 6, 2015. On October 7, 2011, there was no change to HMEC’s short-term debt balance. HMEC borrowed $38 million under the Current Bank Credit Facility and used the proceeds to repay the $38 million balance outstanding under the Previous Bank Credit Agreement. The Previous Bank Credit Facility was then terminated. Under the Current Bank Credit Facility, interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.63%, as of December 31, 2011). The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2011.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC on January 5, 2012. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants and/or delayed delivery contracts, was declared effective on January 18, 2012. Unless fully utilized or withdrawn by the Company earlier, this registration statement will remain effective through January 18, 2015. No securities associated with the registration statement have been issued as of the date of this Annual Report on Form 10-K.

The Company’s ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on interest-sensitive contracts) for the years ended December 31, 2011, 2010 and 2009 was 1.6x, 1.7x and 1.7x, respectively. See also “Exhibit 12 – Statement Regarding Computation of Ratios”. The Company’s ratio of earnings before interest expense to interest expense was 7.8x, 9.0x and 8.4x for the years ended December 31, 2011, 2010 and 2009, respectively.

Financial Ratings

HMEC’s principal insurance subsidiaries are rated by S&P, Moody’s and A.M. Best Company, Inc. (“A.M. Best”). These rating agencies have also assigned ratings to the Company’s long-term debt securities. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, the Company’s access to sources of capital, cost of capital and competitive position.

With the exception of the ratings by A.M. Best, assigned ratings as of February 15, 2012 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In April 2011, A.M. Best upgraded (1) the insurance financial strength rating of the Company’s primary life insurance subsidiary to “A (Excellent)” from “A- (Excellent)” and (2) HMEC’s debt rating to “bbb” from “bbb-”.

Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of February 15, 2012
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best
Horace Mann Life Insurance Company	A (stable)	N.A.
HMEC’s property and casualty subsidiaries	A- (stable)	N.A.
HMEC	N.A.	bbb (stable)

N.A. – Not applicable.

(1)	This agency has not yet rated Horace Mann Lloyds.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business – Property and Casualty Segment – Property and Casualty Reinsurance”.

Information regarding the reinsurance program for the Company’s life segment is located in “Business – Life Segment”.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations for the Three Years Ended December 31, 2011 – Net Realized Investment Gains and Losses”.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2011 – Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. As of the time of this Annual Report on Form 10-K, no derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2011, approximately 15% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 85% supported the annuity and life business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2011 – Net Realized Investment Gains and Losses” and “Business – Investments”.

The Company’s annuity and life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2011 – Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration annuity and interest-sensitive life liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2011, the duration of the fixed income securities portfolio and the Company’s insurance liabilities were estimated to be approximately 6.5 years and 7.5 years, respectively.

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

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2011, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in an increase in shareholders’ equity of approximately $40 million after tax, or 4%. A 100 basis point increase in interest rates would decrease the fair value of assets and liabilities, the net of which would result in a decrease in shareholders’ equity of approximately $59 million after tax, or 5%. At December 31, 2010, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in an increase in shareholders’ equity of approximately $27 million after tax, or 3%. A 100 basis point increase in interest rates would decrease the fair value of assets and liabilities, the net of which would result in a decrease in shareholders’ equity of approximately $35 million after tax, or 4%. In each case, these changes in interest rates assume a parallel shift in the yield curve.

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

Comprehensive Income

In June 2011, the FASB issued accounting guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements with the Statement of Comprehensive Income following the Statement of Operations. As issued, both options required presentation of reclassification adjustments for items reclassified from other comprehensive income to net income in the statements where the components of net income and the components of comprehensive income are presented. In December 2011, accounting guidance was issued that deferred indefinitely the disclosures relating to the presentation of reclassification adjustments for items reclassified from other comprehensive income to net income. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and will be applied retrospectively. Management believes the adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

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

Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued accounting guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance will allow an insurance entity to capitalize only incremental and certain direct costs related to the successful acquisition of new or renewal insurance contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and provides for either prospective or retrospective application. Management has elected retrospective application of the new guidance, resulting in a downward adjustment to the deferred policy acquisition costs asset with a corresponding adjustment to beginning retained earnings of approximately $35 million after tax as of January 1, 2012. On a forward-looking basis, as of the time of this Annual Report on Form 10-K management anticipates the net impact of lower expense deferrals and lower amortization on net income to be minimal.

Patient Protection and Affordable Care Act

In March 2010, the federal government enacted the Patient Protection and Affordable Care Act, as Amended (the “Act”), which makes extensive changes to the current system of health care insurance and benefits. Although many of the provisions of the Act did not take effect immediately, there are various provisions in the law that could have current accounting consequences. Management will continue to assess provisions of the Act to determine whether they will have a material effect on the results of operations or financial position of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.b.). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

February 29, 2012

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(Dollars in thousands)

	December 31,
	2011	2010
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2011, $4,984,389; 2010, $4,533,233)	$5,421,832	$4,715,537
Equity securities, available for sale, at fair value (cost 2011, $23,070; 2010, $20,765)	26,774	24,056
Short-term and other investments	228,902	334,030

Total investments	5,677,508	5,073,623
Cash	7,452	5,928
Deferred policy acquisition costs	265,041	272,825
Goodwill	47,396	47,396
Other assets	212,576	220,872
Separate Account (variable annuity) assets	1,273,764	1,375,656

Total assets	$7,483,737	$6,996,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,945,107	$2,614,380
Interest-sensitive life contract liabilities	743,384	725,286
Unpaid claims and claim expenses	294,809	315,695
Future policy benefits	208,715	202,082
Unearned premiums	208,958	211,290

Total policy liabilities	4,400,973	4,068,733
Other policyholder funds	99,747	112,739
Other liabilities	384,583	321,486
Short-term debt	38,000	38,000
Long-term debt	199,744	199,679
Separate Account (variable annuity) liabilities	1,273,764	1,375,656

Total liabilities	6,396,811	6,116,293

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2011, 61,803,462; 2010, 61,469,148	62	61
Additional paid-in capital	373,384	367,448
Retained earnings	875,069	823,579
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	265,370	109,737
Net funded status of pension and other postretirement benefit obligations	(16,242)	(13,155)
Treasury stock, at cost, 2011, 22,028,030 shares;
2010, 21,813,196 shares	(410,717)	(407,663)

Total shareholders’ equity	1,086,926	880,007

Total liabilities and shareholders’ equity	$7,483,737	$6,996,300

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Insurance premiums and contract charges earned	$667,118	$672,675	$659,590
Net investment income	288,311	272,054	246,834
Net realized investment gains	37,663	23,769	26,310
Other income	5,208	6,213	4,693

Total revenues	998,300	974,711	937,427

Benefits, losses and expenses
Benefits, claims and settlement expenses	502,441	474,836	458,660
Interest credited	154,910	146,723	139,421
Policy acquisition expenses amortized	92,128	85,056	80,399
Operating expenses	139,936	142,852	141,246
Amortization of intangible assets	-	-	223
Interest expense	14,007	13,953	13,971

Total benefits, losses and expenses	903,422	863,420	833,920

Income before income taxes	94,878	111,291	103,507
Income tax expense	24,398	30,429	30,021

Net income	$70,480	$80,862	$73,486

Earnings per share
Basic	$1.77	$2.05	$1.88

Diluted	$1.70	$1.97	$1.81

Weighted average number of shares and equivalent shares
Basic	39,865,815	39,349,656	39,175,258
Diluted	41,436,512	41,013,163	40,532,174

Net realized investment gains
Total other-than-temporary impairment losses on securities	$(72)	$(7,255)	$(22,724)
Portion of losses recognized in other comprehensive income	-	459	1,430

Net other-than-temporary impairment loss write-downs on securities recognized in earnings	(72)	(6,796)	(21,294)
Realized gains	37,735	30,565	47,604

Total	$37,663	$23,769	$26,310

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

Comprehensive income
Net income	$ 70,480	$ 80,862	$ 73,486
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	155,633	86,133	204,331
Change in net funded status of pension and other postretirement benefit obligations	(3,087)	(1,612)	(21)

Other comprehensive income	152,546	84,521	204,310

Total	$223,026	$165,383	$277,796

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Common stock
Beginning balance	$61	$61	$61
Options exercised, 2011, 136,290 shares; 2010, 263,206 shares; 2009, 0 shares	1	-	-
Conversion of common stock units, 2011, 15,715 shares; 2010, 160,876 shares; 2009, 84,562 shares	-	-	-
Conversion of restricted stock units, 2011, 182,309 shares; 2010, 47,149 shares; 2009, 38,371 shares	-	-	-

Ending balance	62	61	61

Additional paid-in capital
Beginning balance	367,448	358,081	355,542
Options exercised and conversion of common stock units and restricted stock units	4,485	7,204	1,366
Share-based compensation expense	1,451	2,163	1,173

Ending balance	373,384	367,448	358,081

Retained earnings
Beginning balance	823,579	758,343	694,492
Cumulative effect of adoption of accounting principle, net of taxes	-	(1,338)	-
Net income	70,480	80,862	73,486
Cash dividends, 2011, $0.46 per share; 2010, $0.35 per share; 2009,$0.2375 per share	(18,990)	(14,288)	(9,635)

Ending balance	875,069	823,579	758,343

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	96,582	10,723	(193,587)
Cumulative effect of adoption of accounting principle, net of taxes	-	1,338	-
Change in net unrealized gains and losses on fixed maturities and equity securities	155,633	86,133	204,331
Change in net funded status of pension and other postretirement benefit obligations	(3,087)	(1,612)	(21)

Ending balance	249,128	96,582	10,723

Treasury stock, at cost
Beginning balance, 2011, 2010 and 2009, 21,813,196 shares	(407,663)	(407,663)	(407,663)
Acquisition of 214,834 shares in 2011; 0 shares in 2010 and 2009	(3,054)	-	-

Ending balance, 2011, 22,028,030 shares; 2010 and 2009, 21,813,196 shares	(410,717)	(407,663)	(407,663)

Shareholders’ equity at end of period	$1,086,926	$880,007	$719,545

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows - operating activities
Premiums collected	$661,094	$668,582	$667,524
Policyholder benefits paid	(549,888)	(496,339)	(479,484)
Policy acquisition and other operating expenses paid	(241,138)	(232,363)	(221,920)
Federal income taxes paid	(4,130)	(25,049)	(6,577)
Investment income collected	280,963	270,468	240,555
Interest expense paid	(13,515)	(13,605)	(14,052)
Contribution to defined benefit pension plan trust fund	(5,926)	(1,307)	(2,700)
Other	(11,581)	(12,633)	(4,444)

Net cash provided by operating activities	115,879	157,754	178,902

Cash flows - investing activities
Fixed maturities
Purchases	(1,356,092)	(1,711,091)	(2,018,457)
Sales	588,987	709,381	1,445,053
Maturities, paydowns, calls and redemptions	361,132	573,495	353,301
Net cash provided by (used in) short-term and other investments	102,966	124,141	(47,809)

Net cash used in investing activities	(303,007)	(304,074)	(267,912)

Cash flows - financing activities
Dividends paid to shareholders	(18,990)	(14,288)	(9,635)
Acquisition of treasury stock	(2,047)	-	-
Exercise of stock options	2,127	4,167	-
Principal borrowings on Bank Credit Facility	-	-	-
Annuity contracts, variable and fixed
Deposits	433,896	395,469	349,804
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(219,415)	(244,673)	(245,719)
Life policy accounts
Deposits	2,078	2,060	1,762
Withdrawals and surrenders	(5,343)	(5,015)	(5,475)
Change in bank overdrafts	(3,654)	6,680	(3,083)

Net cash provided by financing activities	188,652	144,400	87,654

Net increase (decrease) in cash	1,524	(1,920)	(1,356)

Cash at beginning of period	5,928	7,848	9,204

Cash at end of period	$7,452	$5,928	$7,848

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

The subsidiaries of HMEC market and underwrite personal lines of property and casualty (primarily private passenger automobile and homeowners) insurance, retirement annuities (primarily tax-qualified products) and life insurance, primarily to K-12 teachers, administrators and other employees of public schools and their families. HMEC’s principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Municipal Bonds

The Company’s municipal bond portfolio consists primarily of special revenue bonds, which present unique considerations in evaluating other-than-temporary impairments, but also includes general obligation bonds. The Company evaluates special revenue bonds for other-than-temporary impairment based on guarantees associated with the repayment from revenues generated by the specified revenue-generating activity associated with the purpose of the bonds. Judgments regarding whether a municipal bond is other-than-temporarily impaired include analyzing the issuer’s financial condition and whether there has been a decline in the overall financial condition of the issuer or its ability to service the specific security. Security credit ratings are reviewed with emphasis on the economy, finances, debt and management of the municipal issuer. Certain securities may be guaranteed by the mono-line credit insurers or other forms of guarantee. While not relied upon in the initial security purchase decision, insurance benefits are considered in the assessments for other-than-temporary impairment. Municipalities possess unique powers, along with a special legal standing and protections, that enable them to act quickly to restore budgetary balance and fiscal integrity. These powers include the sovereign power to tax, access to one-time revenue sources, capacity to issue or restructure debt, and ability to shift spending to other authorities. State governments often provide secondary support to local governments in times of financial stress and the federal government has provided assistance to state governments during recessions.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

      Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. Capitalized acquisition costs for interest-sensitive life contracts also are amortized over 20 years in proportion to estimated gross profits. For other individual life contracts, acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15, 20 and 30 years). For property and casualty policies, acquisition costs are amortized over the terms of the insurance policies (6 and 12 months).

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

DAC is reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the years ended December 31, 2011, 2010 and 2009.

Accounting guidance defines an internal replacement of an insurance or investment contract as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract. When modifications represent a substantial change compared to the replaced contract, the transaction is accounted for as an extinguishment of the replaced contract, and unamortized DAC and unearned revenue liabilities from the replaced contract are written off. For the years ended December 31, 2011,

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

2010 and 2009, internal replacements of traditional non-interest-sensitive life insurance contracts which represented substantial changes compared to the replaced contracts resulted in $154, $149 and $186 of additional DAC amortization for the respective years.

In October 2010, accounting guidance was issued to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance will allow an insurance entity to capitalize only incremental and certain direct costs related to the successful acquisition of new or renewal insurance contracts. See “Note 1 – Summary of Significant Accounting Policies – Accounting Standards Not Yet Adopted, Retrospective Application”.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2011. The first step of the Company’s analysis indicated that fair value exceeded carrying value for all reporting units other than the annuity unit. The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions include levels of economic capital, future business growth, earnings projections, and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

For the annuity reporting unit, the Company determined that the reporting unit’s fair value was less than its carrying value, primarily driven by unrealized investment gains. Accordingly, recoverability was evaluated assuming fair value was allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. In the second step, the implied fair value of the annuity reporting unit’s goodwill was determined in the same manner as goodwill is measured in a business combination (i.e., by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount attributed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill. The implied fair value for the annuity reporting unit’s goodwill was greater than its carrying value; therefore, goodwill was not impaired and no write-down was required. However, the implied fair value exceeded carrying value for the annuity reporting unit by a limited margin, which indicates a greater risk of future impairment for this reporting unit’s goodwill.

Any amount of goodwill determined to be impaired will be recorded as an expense in the period in which the impairment determination is made. During each year from 2009 through 2011, the Company completed the required annual testing; no impairment charges were necessary as a result of such assessments. Subsequent reviews of goodwill could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization (stock price).

The Company’s value of acquired insurance in force was an intangible asset with a definite life, was quantified for each of the Company’s operating segments and was amortized over the useful lives identified for each segment. The value of acquired insurance in force related to all segments other than the life segment was fully amortized prior to December 31, 2008. The Company amortized the remaining $223 balance of value of acquired insurance in force related to the life segment in 2009.

The accumulated amortization of intangible assets – value of acquired insurance in force and, prior to January 1, 2002, goodwill – as of both December 31, 2011 and 2010 was $185,276.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

      Property and Equipment

Property and equipment are carried at cost less accumulated depreciation, which is calculated on the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of property and equipment by asset type are generally as follows: real estate, identified by specific property, 20-45 years; furniture, 10 years; leasehold improvements, the lesser of 10 years or the life of the lease; telephones, 5 years; vehicles, 2.5 to 3 years; and data processing hardware and software and personal computers, 2 to 5 years or 10 years. The following amounts are included in Other Assets in the Consolidated Balance Sheets as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Property and equipment	$112,438	$109,578
Less: accumulated depreciation	72,738	67,865
Total	$ 39,700	$ 41,713

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

A guaranteed minimum death benefit (“GMDB”) generally provides a benefit if the contractholder dies and the variable annuity contract value is less than a contractually defined amount. The Company has established a GMDB reserve on variable annuity contracts in accordance with prescribed accounting guidance. Contractually defined amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected by the contractholder. The Company regularly monitors the GMDB reserve considering fluctuations in the financial market. At December 31, 2011 and 2010, the GMDB reserve was $583 and $330, respectively. The Company has a relatively low exposure to GMDB because approximately 30% of contract values have no guarantee; approximately 64% have only a return of premium guarantee; and only approximately 6% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $53,670 and $45,760 at December 31, 2011 and 2010, respectively.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

      Unpaid Claims and Claim Expenses

Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. All of the Company’s reserves for property and casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company’s personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

  Stock Based Compensation

The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company’s common stock on the date of grant. Additional information regarding the Company’s stock-based compensation plans is contained in “Note 6 – Shareholders’ Equity and Stock Options”.

The Company recognizes compensation cost for share-based compensation plans based on the fair value at the grant dates. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $1,451, $2,163 and $1,173, respectively, in expense as a result of the vesting of stock options during the respective periods.

In 2011, 2010 and 2009, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for options granted in each year. The fair value of options granted was estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009

Number of options granted	313,000	361,456	479,332
Weighted average grant date fair value of options granted	$6.20	$5.80	$2.50
Weighted average assumptions:
Risk-free interest rate	2.2%	2.7%	1.5%
Expected dividend yield	2.2%	2.2%	2.2%
Expected life, in years	5.8	5.9	6.0
Expected volatility (based on historical volatility)	45.0%	51.5%	45.5%

The weighted average fair value of nonvested options outstanding on December 31, 2011 was $5.08. Total unrecognized compensation expense relating to the nonvested options outstanding as of December 31, 2011 was approximately $2,756. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be completed in February 2015. Expense is reflected on a straight-line basis over the vesting period for the entire award.

  Income Taxes

The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2011, 2010 and 2009 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company’s assets and liabilities, determined on a tax return versus financial statement basis.

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

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2011	2010	2009
Basic - assumes no dilution:
Net income for the period	$70,480	$80,862	$73,486

Weighted average number of common shares outstanding during the period (in thousands)	39,866	39,350	39,175

Net income per share – basic	$1.77	$2.05	$1.88

Diluted - assumes full dilution:
Net income for the period	$70,480	$80,862	$73,486

Weighted average number of common shares outstanding during the period (in thousands)	39,866	39,350	39,175
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	206	255	113
Common stock units related to deferred compensation for Directors	114	107	232
Common stock units related to deferred compensation for Employees	115	195	191
Restricted common stock units related to incentive compensation	1,136	1,106	821

Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	41,437	41,013	40,532

Net income per share – diluted	$1.70	$1.97	$1.81

Options to purchase 1,524,172 shares of common stock at $14.95 to $21.64 per share were granted in 2002 through 2011 but were not included in the computation of 2011 diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during 2011. The options, which expire in 2012 through 2018, were still outstanding at December 31, 2011.

  Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income (loss) is equal to net income plus or minus the after tax change in net unrealized gains and losses on fixed maturities and equity securities and the after tax change in net funded status of pension and other postretirement benefit obligations for the period as shown in the Consolidated Statements of Changes in Shareholders’ Equity.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

In the Consolidated Balance Sheets, the Company recognizes the funded status of defined benefit pension plans and other postretirement benefit plans as a component of accumulated other comprehensive income (loss), net of tax.

The components of comprehensive income were as follows:

	Year Ended December 31,
	2011	2010	2009

Net income	$70,480	$80,862	$73,486

Other comprehensive income (loss):
Change in net unrealized gains and losses on fixed maturities and equity securities
Net unrealized holding gains and losses on fixed maturities and equity securities arising during the period	279,169	155,178	342,836
Less: reclassification adjustment for net gains/(losses) included in income before income tax	37,663	21,576	27,510

Total, before tax expense	241,506	133,602	315,326
Income tax expense	85,873	47,469	110,995

Total, net of tax	155,633	86,133	204,331

Change in net funded status of pension and other postretirement benefit obligations
Before tax	(4,801)	(2,464)	(70)
Income tax benefit	(1,714)	(852)	(49)

Total, net of tax	(3,087)	(1,612)	(21)

Total comprehensive income	$223,026	$165,383	$277,796

  Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

  Reclassification

The Company has reclassified the presentation of certain prior period information to conform with the 2011 presentation.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

The amount of the total other-than-temporary impairment related to non-credit factors is recognized in other comprehensive income, net of applicable taxes, while the credit related portion is recognized in net income. Other-than-temporary impairments prior to April 1, 2009 were the result of the Company’s intent to sell securities prior to the recovery of fair value or the result of credit losses. Accordingly, the Company’s adoption of this guidance did not require a cumulative-effect adjustment to the opening balance of retained earnings or accumulated other comprehensive income in the period of adoption. See “Note 2  –  Investments” for additional disclosures required by this guidance.

      Accounting Standards Not Yet Adopted, Retrospective Application

Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standard Board (“FASB”) issued accounting guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance will allow an insurance entity to capitalize only incremental and certain direct costs related to the successful acquisition of new or renewal insurance contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and provides for either prospective or retrospective application. Management has elected retrospective application of the new guidance, resulting in a downward adjustment to the deferred policy acquisition costs asset with a corresponding adjustment to beginning retained earnings of approximately $35 million after tax as of January 1, 2012. On a forward-looking basis, as of the time of this Annual Report on Form 10-K management anticipates the net impact of lower expense deferrals and lower amortization on net income to be minimal.

NOTE 2 - Investments

      Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2011	2010	2009

Fixed maturities	$285,782	$266,894	$240,429
Equity securities	1,685	4,070	5,569
Short-term and other investments	7,891	8,588	7,598

Total investment income	295,358	279,552	253,596
Investment expenses	(7,047)	(7,498)	(6,762)

Net investment income	$288,311	$272,054	$246,834

      Realized Investment Gains (Losses)

Realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2011	2010	2009

Fixed maturities	$37,466	$21,796	$38,707
Equity securities	197	(220)	(11,197)
Short-term and other investments	-	2,193	(1,200)

Realized investment gains	$37,663	$23,769	$26,310

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

For the year ended December 31, 2011, the Company’s net realized investment gains of $37,663 included $39,709 of gross gains realized on security sales and calls partially offset by $1,974 of realized losses on securities that were disposed of during 2011 and $72 of other-than-temporary impairment write-downs on securities. In 2011, the other-than-temporary impairment write-downs were related primarily to further impairment on securities the Company had previously impaired.

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

NOTE 2 - Investments-(Continued)

For the year ended December 31, 2009, the Company’s net realized investment gains included a charge of $21,294 for other-than-temporary impairment write-downs on securities, primarily attributable to below investment grade perpetual preferred stocks, high-yield bonds and a single collateralized debt obligation security.

  Fixed Maturities and Equity Securities

At December 31, 2011, the combined gross unrealized loss in the fixed maturities and equity securities portfolios was $33,379 (203 positions, the fair value of which represented 9.3% of total fixed maturities and equity securities fair value). Of the total gross unrealized loss at December 31, 2011, $12,491 related to commercial mortgage-backed securities. The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at December 31, 2011 and 2010, respectively. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2011 – which was driven largely by spread widening, financial market illiquidity and changes in interest rates from the date of acquisition – as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at December 31, 2011.

	12 months or less		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$ 3,519	$ 133	$ 1,511	$ 11	$ 5,030	$ 144
Other	-	-	-	-	-	-
Municipal bonds	24,047	270	19,309	750	43,356	1,020
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	273,209	9,752	26,977	6,346	300,186	16,098
Other mortgage-backed securities	115,986	3,222	36,944	12,569	152,930	15,791
Totals	$ 416,761	$13,377	$ 84,741	$19,676	$ 501,502	$33,053

Equity securities	$ -	$ -	$ 4,865	$ 326	$ 4,865	$ 326

December 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$ 42,374	$ 1,673	$ 1,907	$ 1	$ 44,281	$ 1,674
Other	312,750	21,465	-	-	312,750	21,465
Municipal bonds	445,018	15,883	48,362	6,636	493,380	22,519
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	179,339	4,587	45,789	5,850	225,128	10,437
Other mortgage-backed securities	73,537	1,075	55,384	10,956	128,921	12,031
Totals	$1,053,018	$44,683	$151,442	$23,443	$1,204,460	$68,126

Equity securities	$ 938	$ 49	$ 5,822	$ 407	$ 6,760	$ 456

NOTE 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 58% of the gross unrealized loss as of December 31, 2011. The largest single unrealized loss was $3,344 on a security issued by JPMorgan Chase Bank which was purchased in 2007. The fixed maturities and equity securities portfolio included 41 securities that have been in an unrealized loss position for greater than 12 months, with an unrealized loss totaling $20,002. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows.

Compared to December 31, 2010, the 2011 improvement in unrealized investment gains and losses was due to significantly lower yields on U.S. Treasury securities somewhat offset by widening credit spreads across virtually all asset classes, the combination of which caused an increase in values for the Company’s holdings of municipal bonds, U.S. government and agency securities, investment grade corporate securities and agency mortgage-backed securities. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of December 31, 2011 and 2010 were as follows:

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost or Cost	Gains	Losses	Value	AOCI (2)
December 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$ 532,554	$ 71,402	$ 144	$ 603,812	$ -
Other	560,036	43,705	-	603,741	-
Municipal bonds	1,291,281	122,857	1,020	1,413,118	-
Foreign government bonds	44,529	5,095	-	49,624	-
Corporate bonds	1,967,229	205,413	16,098	2,156,544	-
Other mortgage-backed securities	588,760	22,024	15,791	594,993	2,136
Totals	$4,984,389	$470,496	$33,053	$5,421,832	$2,136

Equity securities	$ 23,070	$ 4,030	$ 326	$ 26,774	$ -

December 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$ 506,157	$ 29,771	$ 1,674	$ 534,254	$ -
Other	512,692	6,227	21,465	497,454	-
Municipal bonds	1,166,197	31,142	22,519	1,174,820	-
Foreign government bonds	42,982	2,554	-	45,536	-
Corporate bonds	1,790,159	152,866	10,437	1,932,588	-
Other mortgage-backed securities	515,046	27,870	12,031	530,885	1,401
Totals	$4,533,233	$250,430	$68,126	$4,715,537	$1,401

Equity securities	$ 20,765	$ 3,747	$ 456	$ 24,056	$ -

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $547,521 and $431,635; Federal Home Loan Mortgage Corporation (“FHLMC”) of $374,361 and $310,751; and Government National Mortgage Association (“GNMA”) of $124,515 and $111,664 as of December 31, 2011 and 2010, respectively.

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

  Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of December 31, 2011 and 2010 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Year Ended December 31,
	2011	2010
Cumulative credit loss (1)
Beginning of period	$4,518	$2,875
New credit losses	-	1,643
Losses related to securities sold or paid down during the period	(561)	-
End of period	$3,957	$4,518

(1)

The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis. The definition, reporting and disclosure of “credit loss” was effective as of April 1, 2009.

  Maturities/Sales of Fixed Maturity Securities

The following table presents the distribution of the Company’s fixed maturities portfolio as of December 31, 2011 by estimated expected maturity. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. For structured securities, including mortgage-backed securities and other asset-backed securities, estimated expected maturities consider broker dealer survey prepayment assumptions and are verified for consistency with the interest rate and economic environments.

	December 31, 2011
			Percent of
	Amortized	Fair	Total Fair
	Cost	Value	Value

Due in 1 year or less	$ 241,190	$ 262,357	4.8%
Due after 1 year through 5 years	968,938	1,053,974	19.4
Due after 5 years through 10 years	1,651,756	1,796,720	33.2
Due after 10 years through 20 years	1,100,182	1,196,737	22.1
Due after 20 years	1,022,323	1,112,044	20.5
Total	$4,984,389	$5,421,832	100.0%

The average option-adjusted duration for the Company’s fixed maturity securities was 6.4 years at December 31, 2011.

NOTE 2 - Investments-(Continued)

Proceeds received from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were:

	$000,000.0	$000,000.0	$000,000.0
	Year Ended December 31,
	2011	2010	2009

Proceeds	$588,987	$709,381	$1,445,053
Gross gains realized	39,710	41,459	53,865
Gross losses realized	(2,047)	(20,296)	(8,648)

  Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Year Ended December 31,
	2011	2010	2009
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$118,498	$24,599	$(196,687)
Change in unrealized investment gains and losses	190,193	108,066	246,446
Reclassification of net realized investment (gains) losses to net income	(24,353)	(14,167)	(25,160)

End of period	$284,338	$118,498	$24,599

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$2,139	$(1,189)	$(16,000)
Change in unrealized investment gains and losses	397	3,185	7,534
Reclassification of net realized investment (gains) losses to net income	(128)	143	7,277

End of period	$2,408	$2,139	$(1,189)

  Securities Lending

The Company has a program in place whereby it may loan fixed income securities to third parties, primarily major brokerage firms; however, the Company’s securities lending program is suspended as of December 31, 2011 and the time of this Annual Report on Form 10-K. During the years ended and as of December 31, 2011 and 2010, there were no fixed maturities on loan.

  Investment in Entities Exceeding 10% of Shareholders’ Equity

At December 31, 2011 and 2010, there were no investments which exceeded 10% of total shareholders’ equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

  Deposits

At December 31, 2011, securities with a fair value of $18,779 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

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

      Investments

For fixed maturity securities, each month the Company obtains prices from its investment managers and custodian bank. Fair values for the Company’s fixed maturity securities are based primarily on prices provided by its investment managers and sometimes by its custodian bank. The prices from the custodian bank are compared to prices from the investment managers. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, sector groupings, matrix pricing, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 91% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2011. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2. There were no significant changes to the valuation process during 2011.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in 2011.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2011 and 2010. At December 31, 2011, Level 3 invested assets comprised approximately 1.6% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying Amount	Fair Value	Reporting Date Using (1)
			Level 1	Level 2	Level 3
December 31, 2011
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$ 603,812	$ 603,812	$ -	$ 603,812	$ -
Other	603,741	603,741	64,444	539,297	-
Municipal bonds	1,413,118	1,413,118	-	1,413,118	-
Foreign government bonds	49,624	49,624	-	49,624	-
Corporate bonds	2,156,544	2,156,544	25,486	2,042,802	88,256
Other mortgage-backed securities	594,993	594,993	-	590,461	4,532
Totals	5,421,832	5,421,832	89,930	5,239,114	92,788
Equity securities	26,774	26,774	9,036	17,353	385
Short-term investments	100,442	100,442	97,929	2,513	-
Other investments (2)	128,460	132,522	-	-	-
Total investments	5,677,508	5,681,570	196,895	5,258,980	93,173
Separate Account (variable annuity) assets	1,273,764	1,273,764	-	1,273,764	-
Financial Liabilities
Fixed annuity contract liabilities	2,945,107	2,699,295
Policyholder account balances on interest-sensitive life contracts	79,305	76,370
Other policyholder funds	99,747	99,747
Short-term debt	38,000	38,000
Long-term debt	199,744	214,218

December 31, 2010
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$ 534,254	$ 534,254	$ -	$ 534,254	$ -
Other	497,454	497,454	114,931	382,523	-
Municipal bonds	1,174,820	1,174,820	-	1,174,820	-
Foreign government bonds	45,536	45,536	-	45,536	-
Corporate bonds	1,932,588	1,932,588	32,087	1,855,257	45,244
Other mortgage-backed securities	530,885	530,885	-	529,940	945
Totals	4,715,537	4,715,537	147,018	4,522,330	46,189
Equity securities	24,056	24,056	9,866	13,794	396
Short-term investments	211,998	211,998	204,950	7,048	-
Other investments (2)	122,032	125,790	-	-	-
Total investments	5,073,623	5,077,381	361,834	4,543,172	46,585
Separate Account (variable annuity) assets	1,375,656	1,375,656	-	1,375,656	-
Financial Liabilities
Fixed annuity contract liabilities	2,614,380	2,346,971
Policyholder account balances on interest-sensitive life contracts	79,710	75,011
Other policyholder funds	112,739	112,739
Short-term debt	38,000	38,000
Long-term debt	199,679	214,971

(1)	This information is not required for financial and nonfinancial assets and liabilities not recognized at fair value in the Consolidated Balance Sheets.
(2)

Fair value of “Other investments” includes investments, primarily policy loans, for which fair value measurements are not required. Classification by level for fair values is provided only for those investments carried at fair value.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the year ended December 31, 2011. The following tables present reconciliations for the years ended December 31, 2011 and 2010 for all Level 3 assets measured at fair value on a recurring basis.

	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2011	$45,244	$ 945	$46,189	$ 396	$46,585
Transfers into/(out of) Level 3 (1)	39,892	3,872	43,764	-	43,764
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	4,036	85	4,121	(11)	4,110
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(916)	(370)	(1,286)	-	(1,286)
Ending balance, December 31, 2011	$88,256	$ 4,532	$92,788	$ 385	$93,173

Beginning balance, January 1, 2010	$ 2,439	$ 7,860	$10,299	$ 539	$10,838
Transfers into/(out of) Level 3 (1)	43,652	(6,350)	37,302	-	37,302
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	(259)	588	329	(143)	186
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(588)	(1,153)	(1,741)	-	(1,741)
Ending balance, December 31, 2010	$45,244	$ 945	$46,189	$ 396	$46,585

(1)

Transfers into and out of Level 3 during the periods ended December 31, 2011 and 2010 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

At December 31, 2011 and 2010, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses

The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
Property and casualty segment
Gross reserves, beginning of year (1)	$301,622	$300,975	$297,758
Less reinsurance recoverables	12,225	15,769	14,793

Net reserves, beginning of year (2)	289,397	285,206	282,965

Incurred claims and claim expenses:
Claims occurring in the current year	452,827	438,784	418,803
Decrease in estimated reserves for claims occurring in prior years (3)	(10,310)	(20,530)	(11,727)

Total claims and claim expenses incurred (4)	442,517	418,254	407,076

Claims and claim expense payments for claims occurring during:
Current year	314,759	281,270	265,561
Prior years	147,539	132,793	139,274

Total claims and claim expense payments	462,298	414,063	404,835

Net reserves, end of year (2)	269,617	289,397	285,206
Plus reinsurance recoverables	11,463	12,225	15,769

Gross reserves, end of year (1)	$281,080	$301,622	$300,975

(1)

Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for the life and annuity segments of $13,729, $14,073, $11,763 and $13,485 as of December 31, 2011, 2010, 2009 and 2008, respectively, in addition to property and casualty segment reserves.

(2)	Reserves net of anticipated reinsurance recoverables.
(3)

Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2011, 2010 and 2009.

(4)

Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for the life and annuity segments of $59,924, $56,582 and $51,584 for the years ended December 31, 2011, 2010 and 2009, respectively, in addition to the property and casualty segment amounts.

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

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, the use of third-party adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, given the relatively large proportion (approximately 70% as of December 31, 2011) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions and changes in economic conditions and trends could be expected to impact this product line more extensively than others.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as reestimates. The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year or a calendar year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claim occurred. A calendar year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. For estimating short-tail coverage reserves (e.g. homeowners and automobile physical damage), which comprise approximately 30% of the Company’s total loss reserves as of December 31, 2011, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (e.g. automobile liability), which comprise approximately 70% of the Company’s total loss reserves as of December 31, 2011, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

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

Based on the Company’s products and coverages, historical experience and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6% of reserves, which equates to plus or minus approximately $11,000 of net income as of December 31, 2011. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Net favorable development of total reserves for property and casualty claims occurring in prior years was $10,310 in 2011, primarily the result of favorable frequency and severity trends in voluntary automobile loss and claim settlement expense emergence for accident years 2009 and prior, as well as favorable development of homeowners loss reserves for accident years 2010 and prior. In 2010, net favorable development of total reserves for property and casualty claims occurring in prior years was $20,530, primarily the result of favorable frequency and severity trends in voluntary automobile loss and claim settlement expense emergence for accident years 2008 and prior. In 2009, net favorable development of total reserves for property and casualty claims occurring in prior years was $11,727, primarily the result of favorable frequency and severity trends in voluntary automobile loss and claim settlement expense emergence for accident years 2006 and prior.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at December 31 of each year, supplemented by other analyses throughout the year. The result of the independent actuarial study at December 31, 2011 was consistent with management’s analyses and selected estimates and did not result in any adjustments to the Company’s recorded property and casualty reserves.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at both December 31, 2011 and 2010 the Company recorded property and casualty reserves toward the higher end (upper quartile) of a reasonable range of reserve estimates.

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

NOTE 5 - Debt

Indebtedness and scheduled maturities as of December 31, 2011 and 2010 consisted of the following:

	Effective Interest	Final	December 31,
	Rates	Maturity	2011	2010
Short-term debt:
Bank Credit Facility	Variable	2015	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, Face amount of $75,000 less unaccrued discount of $92 and $118	6.1%	2015	74,908	74,882
6.85% Senior Notes, Face amount of $125,000 less unaccrued discount of $164 and $203	6.9%	2016	124,836	124,797

Total			$237,744	$237,679

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

On October 7, 2011, HMEC entered into a new Bank Credit Agreement (the “Current Bank Credit Facility”) that replaced the Previous Bank Credit Agreement, described above, which was scheduled to expire on December 19, 2011. The Current Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, provides for unsecured borrowings of up to $150,000 and expires on October 6, 2015.

On October 7, 2011, there was no change to HMEC’s short-term debt balance. HMEC borrowed $38,000 under the Current Bank Credit Facility and used the proceeds to repay the $38,000 balance outstanding under the Previous Bank Credit Agreement.

NOTE 5 - Debt-(Continued)

Under the Current Bank Credit Facility, interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.63%, as of December 31, 2011). The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2011.

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

  Universal Shelf Registration

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC on January 5, 2012. The registration statement, which registers the offer and sale by the Company from time to time of up to $300,000 of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants and/or delayed delivery contracts, was declared effective on January 18, 2012. Unless fully utilized or withdrawn by the Company earlier, this registration statement will remain effective through January 18, 2015. No securities associated with the registration statement have been issued as of the date of this Annual Report on Form 10-K. The Company’s prior “universal shelf” registration was terminated upon effectiveness of the January 2012 Form S-3; no securities associated with that registration statement were issued.

  Covenants

The Company is in compliance with all of the financial covenants contained in the Senior Notes due 2015 indenture, the Senior Notes due 2016 indenture and the Current Bank Credit Facility agreement, consisting primarily of relationships of (1) debt to capital, (2) net worth, as defined in the financial covenants, and (3) insurance subsidiaries’ risk based capital.

NOTE 6 - Shareholders’ Equity and Stock Options

  Share Repurchase Program and Treasury Shares Held (Common Stock)

On December 7, 2011, HMEC’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50,000. The share repurchase program authorizes the opportunistic repurchase of HMEC’s common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. As of December 31, 2011, the Company had repurchased 154,708 shares of its common stock, or 0.4% of the outstanding shares on December 31, 2010, at an aggregate cost of $2,047, or an average price of $13.21 per share, under this share repurchase program. The repurchase of shares was financed through use of cash.

In accordance with the terms of the Company’s incentive compensation plans, in 2011 HMEC received 60,126 shares of its common stock in connection with the conversion of restricted stock units. The shares were received in satisfaction of withholding taxes due on the distributions.

At December 31, 2011, the Company held 22,028,030 shares in treasury.

  Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2011 and 2010.

  2010 Comprehensive Executive Compensation Plan

In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the “Comprehensive Plan”). The Comprehensive Plan is a consolidation of the HMEC Amended and Restated 2002 Incentive Compensation Plan, the Amended and Restated HMEC Deferred Equity Compensation Plan for Directors and the Amended and Restated HMEC Deferred Compensation Plan for Employees (collectively, the “Preexisting Plans”). Previously, shareholders had approved and authorized 9,000,000 shares of common stock under prior incentive compensation plans and 600,000 shares of common stock under directors deferred compensation plans. Authorized shares that remained available for issuance under the Preexisting Plans were authorized and made available under the Comprehensive Plan, but no additional shares were reserved under the Comprehensive Plan. As of December 31, 2011, approximately 1.6 million shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

Director Common Stock Units

Deferred compensation of directors is in the form of common stock units. As of December 31, 2011, 2010 and 2009, 113,502 units, 106,845 units and 231,824 units, respectively, were outstanding representing an equal number of common shares to be issued in the future. The outstanding units of directors serving on the Board accrue dividends at the same rate as dividends paid to HMEC’s shareholders; outstanding units of retired directors do not accrue dividends. These dividends are reinvested into additional common stock units.

Employee Common Stock Units

Deferred compensation of employees is in the form of common stock units. As of December 31, 2011, 2010 and 2009, 115,087 units, 195,088 units and 191,081 units, respectively, were outstanding representing an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2011, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional common stock units.

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

Changes in outstanding options were as follows:

	Weighted Average	Range of	Options
	Option Price	Option Prices		Vested and
	per Share	per Share	Outstanding	Exercisable

December 31, 2010	$ 15.21	$ 6.91-$21.77	2,773,115	1,772,023

Granted	$ 17.01	$17.01	313,000	-
Vested	$ 12.18	$ 6.91-$20.23	-	586,658
Exercised	$ 14.60	$ 6.91-$17.56	(136,290)	(136,290)
Forfeited	$ 15.41	$ 6.91-$20.80	(102,416)	(102,416)
Expired	$ 18.62	$19.67-$21.77	(246,826)	(246,826)

December 31, 2011	$ 15.13	$ 6.91-$21.64	2,600,583	1,873,149

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

For options outstanding as of December 31, 2011, information segregated by ranges of exercise prices was as follows:

		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term

	$ 6.91-$ 9.04	577,274	$ 7.66	4.1 years	429,132	$ 7.92	4.1 years
	$13.83-$20.23	1,789,159	$16.76	3.2 years	1,209,867	$17.21	2.1 years
	$20.80-$21.64	234,150	$21.10	0.3 years	234,150	$21.10	0.3 years
Total	$ 6.91-$21.64	2,600,583	$15.13	3.1 years	1,873,149	$15.57	2.3 years

The weighted average prices of vested and exercisable options as of December 31, 2010 and 2009 were $17.03 and $17.31, respectively.

As of December 31, 2011, based on a closing stock price of $13.71 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $2,486 and $3,494, respectively.

Restricted Common Stock Units

Restricted common stock units may be granted to executive officers, other employees and directors. As of December 31, 2011, 2010 and 2009, 1,135,840 units, 1,106,166 units and 821,421 units, respectively, were outstanding representing an equal number of common shares to be issued in the future. The restricted common stock units vest in installments based on service or attainment of performance criteria generally beginning in the first year from the date of grant and generally become fully vested 1 to 5 years from the date of grant. On the date of grant, the fair value of restricted common stock units is equal to the market price of HMEC’s common stock on that date. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional restricted common stock units.

Changes in outstanding restricted common stock units were as follows:

	Outstanding		Vested
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Units	Value per Unit	Units	Value per Unit

December 31, 2010	1,106,166	$12.47	185,504	$18.52

Granted (1)	329,574	$16.57	-	-
Vested	-	-	194,977	$ 7.93
Forfeited	(108,647)	$11.06	-	-
Distributed (2)	(191,253)	$10.85	(191,253)	$10.85

December 31, 2011	1,135,840	$14.07	189,228	$15.35

(1)	Includes dividends reinvested into additional restricted common stock units.
(2)	Includes distributed units which were utilized to satisfy withholding taxes due on the distribution.

NOTE 7 - Income Taxes

The income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Income tax (asset) liability
Current	$(5,857)	$(19,321)
Deferred	221,422	131,076

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that gave rise to the deferred tax balances as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Deferred tax assets
Unearned premium reserve reduction	$14,336	$14,292
Other comprehensive income – net funded status of pension and other postretirement benefit obligations	8,798	7,083
Unutilized net operating loss carryforward	8,394	112
Compensation accruals	8,304	10,170
Impaired securities	5,410	6,715
Discounting of unpaid claims and claim expenses tax reserves	5,388	5,740
Postretirement benefits other than pension	2,743	2,766
Other, net	-	410

Total gross deferred tax assets	53,373	47,288

Deferred tax liabilities
Other comprehensive income – net unrealized gains on fixed maturities and equity securities	154,406	64,975
Deferred policy acquisition costs	85,356	87,476
Life insurance future policy benefit reserve revaluation	15,704	11,824
Investment related adjustments	13,984	9,827
Intangible assets	4,262	4,262
Other, net	1,083	-

Total gross deferred tax liabilities	274,795	178,364

Net deferred tax liability	$221,422	$131,076

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax-planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more-likely-than-not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2011 and 2010.

At December 31, 2011, the Company had available the following loss carryforwards:

	Pretax Amount	Expiration Years
Operating loss carryforwards	$ 23,982	2030 - 2031
Charitable contributions carryforwards	613	2013 - 2015

NOTE 7 - Income Taxes-(Continued)

The components of income tax expense were as follows:

	Year Ended December 31,
	2011	2010	2009

Current	$18,211	$13,609	$11,025
Deferred	6,187	16,820	18,996

Total income tax expense	$24,398	$30,429	$30,021

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2011	2010	2009

Expected federal tax on income	$33,207	$38,952	$36,228
Add (deduct) tax effects of:
Tax-exempt interest	(7,072)	(7,034)	(6,497)
Dividend received deduction	(2,010)	(1,660)	(1,173)
Resolution of contingent tax liabilities	-	(1,429)	-
Other, net	273	1,600	1,463

Income tax expense provided on income	$24,398	$30,429	$30,021

At December 31, 2011, the Company had federal income tax returns for the 2007 through 2011 tax years open and subject to adjustment upon examination by taxing authorities. In 2011, the Internal Revenue Service (“IRS”) completed an examination of tax years through 2009 resulting in additional tax expense of $22.

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

NOTE 7 - Income Taxes-(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2011	2010

Balance as of the beginning of the year	$ 38	$ 1,435
Additions based on tax positions related to the current year	-	-
Settlements in tax positions for prior years	(38)	(1,397)
Balance as of the end of the year	$ -	$ 38

All of the liability for unrecognized tax benefits would affect the effective tax rate if recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense. For the year ended December 31, 2011, the Company released previous provisions for interest and penalties resulting in a benefit of $279 ($181 net of tax benefits). For the years ended December 31, 2010 and 2009, the expense for interest and penalties was $27 ($16 net of tax benefits) and $94 ($62 net of tax benefits), respectively. The Company has recorded $3 and $284 in liabilities for tax related interest and penalties on its Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	(Unaudited)
	December 31,
	2011	2010

Statutory capital and surplus of insurance subsidiaries	$711,983	$684,909
Increase (decrease) due to:
Deferred policy acquisition costs	265,041	272,825
Difference in policyholder reserves	58,522	50,927
Goodwill	47,396	47,396
Liability for postretirement benefits other than pensions	(3,326)	(3,489)
Investment fair value adjustments on fixed maturities	439,944	183,549
Difference in investment reserves	84,519	65,773
Federal income tax liability	(264,019)	(165,108)
Net funded status of pension and other postretirement benefit obligations	(25,137)	(20,336)
Non-admitted assets and other, net	10,814	7,297
Shareholders’ equity (deficit) of parent company and non-insurance subsidiaries	(1,067)	(6,057)
Parent company short-term and long-term debt	(237,744)	(237,679)

Shareholders’ equity as reported herein	$1,086,926	$880,007

	(Unaudited)
	Year Ended December 31,
	2011	2010	2009

Statutory net income of insurance subsidiaries	$63,986	$77,235	$69,295
Net loss of non-insurance companies	(10,164)	(4,211)	(4,678)
Interest expense	(14,007)	(13,953)	(13,971)
Tax benefit of interest expense and other parent company current tax adjustments	4,603	5,411	6,779

Combined net income	44,418	64,482	57,425
Increase (decrease) due to:
Deferred policy acquisition costs	8,958	12,686	12,895
Policyholder benefits	14,419	13,018	7,550
Federal income tax expense	(6,625)	(17,987)	(19,385)
Amortization of intangible assets	-	-	(223)
Investment reserves	9,903	16,167	21,188
Other adjustments, net	(593)	(7,504)	(5,964)

Net income as reported herein	$70,480	$80,862	$73,486

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

The Company’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2012 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $71,000.

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company’s insurance subsidiaries. At December 31, 2011 and 2010, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

At the time of this Annual Report on Form 10-K and during each of the years in the three year period ended December 31, 2011, the Company had no financial reinsurance agreements in effect.

NOTE 9 - Pension Plans and Other Postretirement Benefits

The Company has the following retirement plans: a defined contribution plan; a 401(k) plan; a defined benefit plan for employees hired on or before December 31, 1998; and certain employees participate in a supplemental defined contribution plan or a supplemental defined benefit plan or both.

After completing the first year of employment, all employees participate in the defined contribution plan. Under this plan, the Company makes contributions to each participant’s account based on eligible compensation and years of service. As of the time of this Annual Report on Form 10-K, contribution percentages are as follows: (1) employees hired on or after April 1, 1997, 5% of eligible compensation; (2) employees hired prior to April 1, 1997 with less than 15 years of service, 6% of eligible compensation; and (3) employees hired prior to April 1, 1997 with 15 or more years of service, 7% of eligible compensation. Participants are 100% vested in this plan after 3 years of service.

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

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $12,353, $10,427 and $11,717 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Contributions to employees’ accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2011	2010	2009
Qualified defined contribution plan:
Contributions to employees’ accounts	$4,864	$5,252	$5,516
Total assets at the end of the year (1)	149,612	148,897	148,832
401(k) plan:
Contributions to employees’ accounts	2,856	3,011	3,413
Total assets at the end of the year (1)	111,370	117,814	112,470
Non-qualified defined contribution plan:
Contributions to employees’ accounts	-	-	-
Total assets at the end of the year	-	-	-

(1)	As of the date of this Annual Report on Form 10-K, the assets of the plans as of December 31, 2011 are unaudited.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

      Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the funding status of the defined benefit and supplemental retirement pension plans as of December 31, 2011, 2010 and 2009 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

	Defined Benefit Plan			Supplemental Defined Benefit Plans
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of year	$39,553	$38,488	$37,448	$16,801	$15,707	$14,818
Service cost	-	-	-	-	-	(57)
Interest cost	1,658	1,877	2,150	799	841	886
Plan amendments	-	-	-	-	-	529
Actuarial loss (gain)	4,650	2,817	2,640	1,755	1,401	667
Benefits paid	(1,664)	(3,629)	(3,750)	(1,343)	(1,148)	(1,136)
Settlements	(2,461)	-	-	-	-	-

Projected benefit obligation at end of year	$41,736	$39,553	$38,488	$18,012	$16,801	$15,707

Change in plan assets:
Fair value of plan assets at beginning of year	$29,273	$29,006	$25,173	$-	$-	$-
Actual return on plan assets	911	2,812	5,154	-	-	-
Employer contributions	5,926	1,307	2,700	1,343	1,148	1,136
Benefits paid	(1,664)	(3,629)	(3,750)	(1,343)	(1,148)	(1,136)
Expenses paid	(332)	(223)	(271)	-	-	-
Settlements	(2,461)	-	-	-	-	-

Fair value of plan assets at end of year	$31,653	$29,273	$29,006	$-	$-	$-

Funded status	$(10,083)	$(10,280)	$(9,483)	$(18,012)	$(16,801)	$(15,707)

Prepaid (accrued) benefit expense	$11,594	$8,270	$7,747	$(13,197)	$(12,918)	$(12,855)

Amounts recognized in Consolidated Balance Sheets:
Other liabilities	$(10,083)	$(10,280)	$(9,483)	$(18,012)	$(16,801)	$(15,707)

Total amount recognized in Consolidated Balance Sheets	$(10,083)	$(10,280)	$(9,483)	$(18,012)	$(16,801)	$(15,707)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service cost	$-	$-	$-	$249	$373	$498
Net actuarial loss	21,677	18,550	17,230	4,566	3,510	2,354

Total amount recognized in AOCI	$21,677	$18,550	$17,230	$4,815	$3,883	$2,852

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$41,736	$39,553	$38,488	$18,012	$16,801	$15,707
Accumulated benefit obligation	41,736	39,553	38,488	18,012	16,801	15,707
Fair value of plan assets	31,653	29,273	29,006	-	-	-

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The change in the Company’s AOCI for the defined benefit plan was $3,127, $1,320 and $(1,602), for the years ended December 31, 2011, 2010 and 2009, respectively. The changes in 2011 and 2010 were primarily attributable to revisions of the discount rate assumption. In 2009, the change was attributable primarily to the performance in plan assets.

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-	$-	$(57)
Other expenses	250	250	250	-	-	-
Interest cost	1,658	1,877	2,150	799	841	886
Expected return on plan assets	(2,419)	(2,388)	(2,213)	-	-	-
Settlement loss	1,290	-	-	-	-	-
Amortization of:
Prior service cost	-	-	-	125	124	31
Actuarial loss	1,824	1,045	1,323	698	246	196

Net periodic pension expense	$2,603	$784	$1,510	$1,622	$1,211	$1,056

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$-	$-	$-	$-	$-	$529
Net actuarial loss (gain)	4,951	2,365	(279)	1,755	1,401	667
Amortization of:
Prior service cost	-	-	-	(125)	(124)	(31)
Actuarial loss	(1,824)	(1,045)	(1,323)	(698)	(246)	(196)

Total recognized in other comprehensive income (loss)	$3,127	$1,320	$(1,602)	$932	$1,031	$969

Weighted-average assumptions used to determine expense:
Discount rate	4.58%	5.27%	6.27%	4.92%	5.54%	6.35%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.66%	4.58%	5.27%	3.86%	4.92%	5.54%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

*	Not applicable.

The discount rates at December 31, 2011 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve.

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

Fair values of the equity security funds and fixed income funds have been determined from public quotations. The following table presents the fair value hierarchy for the Company’s defined benefit pension plan assets, excluding cash held, as of December 31, 2011.

	$000,000	$000,000	$000,000	$000,000
		Fair Value Measurements at
		Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2011
Asset category
Equity security funds (1)
United States	$ 12,784	$ -	$ 12,784	$ -
International	2,968	-	2,968	-
Fixed income funds	15,756	-	15,756	-

Total	$ 31,508	$ -	$ 31,508	$ -

December 31, 2010
Asset category
Equity security funds (1)
United States	$ 11,630	$ -	$ 11,630	$ -
International	2,923	-	2,923	-
Fixed income funds	14,607	-	14,607	-

Total	$ 29,160	$ -	$ 29,160	$ -

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

There were no Level 3 assets held during the years ended December 31, 2011 and 2010.

There is a minimum funding requirement of approximately $1,000 for the Company’s defined benefit plan in 2012. The Company expects to contribute approximately $2,300 to the defined benefit plan and expects to contribute approximately $1,300 to the supplemental retirement plans in 2012. In addition, the Company expects amortization of net losses of $2,367 and $980 for the defined benefit plan and the supplemental retirement plans, respectively, and expects amortization of prior service cost of $124 for the supplemental retirement plans to be included in net periodic pension expense in 2012.

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

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over and established a Health Reimbursement Account (“HRA”) for each eligible participant. Health care benefits for eligible retirees under 65 years of age will continue to be provided as a bridge to Medicare eligibility. Eligible participants will receive a one-time credit of $10 to their HRA account to use for covered expenses incurred on or after age 65. As of December 31, 2006, HRA accounts were established for eligible participants and totaled $7,310. As of December 31, 2011, the balance of the HRA accounts was $3,165. Also, the new plan does not provide life insurance benefits to individuals who retired after December 31, 1993.

As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $379, $350 and $339 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2011, 2010 and 2009 (the measurement dates) reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	December 31,
	2011	2010	2009
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligations at beginning of year	$3,489	$4,470	$4,549
Changes during fiscal year
Service cost	-	-	-
Interest cost	122	170	250
Medicare prescription reimbursements	-	-	-
Employer payments net of participant contributions	(526)	(744)	(616)
Actuarial (gain) loss	241	(407)	287

Accumulated postretirement benefit obligations at end of year	$3,326	$3,489	$4,470

Unfunded status	$(3,326)	$(3,489)	$(4,470)
Amounts recognized in Consolidated Balance Sheets:
Other liabilities	$(3,326)	$(3,489)	$(4,470)

Total amount recognized in Consolidated Balance Sheets	$(3,326)	$(3,489)	$(4,470)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service credit	$-	$-	$-
Net actuarial gain	(1,355)	(2,097)	(2,210)

Total amount recognized in AOCI	$(1,355)	$(2,097)	$(2,210)

	Year Ended December 31,
	2011	2010	2009
Components of net periodic benefit:
Service cost	$-	$-	$-
Interest cost	122	170	250
Amortization of prior service cost	-	-	-
Amortization of prior gain	(501)	(520)	(589)

Net periodic income	$(379)	$(350)	$(339)

The Company expects to contribute approximately $519 to the postretirement benefit plans other than pensions in 2012. In addition, the Company expects amortization of net gains of $522 to be included in net periodic pension expense in 2012.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

  Sensitivity Analysis and Assumptions for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligations as follows:

	December 31,
	2011	2010	2009
Accumulated postretirement benefit obligations
Effect of a one percentage point increase	$53	$59	$91
Effect of a one percentage point decrease	(50)	(56)	(85)

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	$2	$2	$4
Effect of a one percentage point decrease	(1)	(2)	(4)

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	2.95%	3.68%	4.49%
Healthcare cost trend rate	8.00%	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year the rate is assumed to reach the ultimate trend rate	2022	2021	2017
Expected return on plan assets	*	*	*

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	3.68%	4.49%	5.98%
Healthcare cost trend rate	8.00%	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2021	2017	2013
Expected return on plan assets	*	*	*

*	Not applicable.

The discount rates at December 31, 2011 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve.

  Estimated Future Benefit Payments

The Company’s defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below. Therefore, actual results could vary from the estimates shown. Estimated future benefit payments as of December 31, 2011 are as follows:

	2012	2013	2014	2015	2016	2017-2021
Pension plans:
Defined benefit plan	$5,545	$4,100	$3,832	$3,733	$2,995	$13,723
Supplemental retirement plans	1,313	1,308	1,301	1,293	1,285	6,172
Other postretirement benefits	519	475	422	413	355	1,110

NOTE 10 - Reinsurance and Catastrophes

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

The Company’s net catastrophe losses incurred of approximately $86,000 for the year ended December 31, 2011 reflected losses primarily from wind/hail/tornado events in the spring and summer months, as well as from Hurricane Irene. The Company’s net catastrophe losses incurred of approximately $49,189 for the year ended December 31, 2010 reflected losses primarily from wind/hail/tornado events throughout the year. The Company’s net catastrophe losses incurred of approximately $33,065 for the year ended December 31, 2009 reflected losses primarily from wind/hail/tornado events in the spring and summer months.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2011	2010
Reinsurance recoverables on reserves and unpaid claims
Property and casualty
Reinsurance companies	$8,913	$10,074
State insurance facilities	2,550	2,151
Life and health	9,722	8,232

Total	$21,185	$20,457

NOTE 10 - Reinsurance and Catastrophes-(Continued)

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount
Year ended December 31, 2011
Premiums written and contract deposits	$1,106,012	$31,271	$3,708	$1,078,449
Premiums and contract charges earned	695,262	31,940	3,796	667,118
Benefits, claims and settlement expenses	519,942	20,767	3,266	502,441

Year ended December 31, 2010
Premiums written and contract deposits	1,082,100	35,035	4,896	1,051,961
Premiums and contract charges earned	702,927	35,057	4,805	672,675
Benefits, claims and settlement expenses	479,719	8,934	4,051	474,836

Year ended December 31, 2009
Premiums written and contract deposits	1,034,654	35,104	4,103	1,003,653
Premiums and contract charges earned	690,631	35,169	4,128	659,590
Benefits, claims and settlement expenses	467,088	12,152	3,724	458,660

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2011. Past due reinsurance recoverables as of December 31, 2011 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2011, the Company’s catastrophe excess of loss coverage consisted of three contracts in addition to the Florida Hurricane Catastrophe Fund (“FHCF”). The first and second contracts worked together to provide the primary coverage (“first event”), providing 95% coverage of catastrophe losses above a retention of $20,000 per occurrence up to $175,000 per occurrence. These contracts consisted of five layers, each of which provided for one mandatory reinstatement. The layers were $5,000 excess of $20,000, $25,000 excess of $25,000, $40,000 excess of $50,000, $65,000 excess of $90,000, and $20,000 excess of $155,000. The final contract was a third excess of loss contract (“third event”), providing 95% coverage of catastrophe losses above a retention of $15,000 per occurrence up to $25,000 per occurrence, after the Company retained $20,000 of losses above $15,000 per occurrence and less than $25,000 per occurrence. The third excess of loss contract did not provide for a reinstatement. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $6,400 up to $22,700, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2011.

NOTE 10 - Reinsurance and Catastrophes-(Continued)

For liability coverages, in 2011 the Company reinsured each loss above a retention of $750 up to $2,500 per occurrence and $20,000 in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2011 the Company reinsured each loss above a retention of $750 up to $2,500 on a per risk basis, including catastrophe losses that in the aggregate were less than the retention levels above. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $5,250 of property recovery in any one event.

The maximum individual life insurance risk retained by the Company is $200 on any individual life, while either $100 or $125 is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. The Company reinsured 100% of the catastrophe risk in excess of $1,000 up to $25,000 per occurrence, with one reinstatement in 2011. The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

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

At the time of this Annual Report on Form 10-K, the Company does not have pending litigation from which there is a reasonable possibility of material loss.

      Assessments for Insolvencies of Unaffiliated Insurance Companies

The Company is also contingently liable for possible assessments under regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have generally been insignificant.

      Leases

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copy machines. Rental expenses were $2,883, $3,370 and $5,399 for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2011 are as follows:

	As of December 31, 2011
	2012	2013	2014	2015	2016	2017- 2021	2022 and beyond
Minimum operating lease payments	$2,855	$2,759	$2,415	$2,458	$2,380	$7,287	$0

NOTE 12 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$70,480	$80,862	$73,486
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(37,663)	(23,769)	(26,310)
Increase in accrued investment income	(7,348)	(1,586)	(6,279)
Increase (decrease) in accrued expenses	(9,203)	(865)	7,571
Depreciation and amortization	8,577	8,318	8,352
Increase in insurance liabilities	107,304	125,457	118,164
Increase in premium receivables	(1,263)	(2,797)	(3,245)
Increase in deferred policy acquisition costs	(6,226)	(10,668)	(11,528)
(Increase) decrease in reinsurance recoverable	(2,877)	(203)	4,982
Increase in income tax liabilities	17,937	2,877	23,352
Other	(23,839)	(19,872)	(9,643)

Total adjustments	45,399	76,892	105,416

Net cash provided by operating activities	$115,879	$157,754	$178,902

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

The accounting policies of the segments are the same as those described in “Note 1 – Summary of Significant Accounting Policies”. The Company accounts for intersegment transactions, primarily the allocation of agent and overhead costs from the corporate and other segment to the property and casualty, annuity and life segments, on a direct cost basis.

NOTE 13 - Segment Information-(Continued)

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2011	2010	2009
Insurance premiums and contract charges earned
Property and casualty	$547,540	$555,825	$547,317
Annuity	18,883	17,346	14,472
Life	100,695	99,504	97,801

Total	$667,118	$672,675	$659,590

Net investment income
Property and casualty	$36,886	$36,474	$34,407
Annuity	182,806	167,879	149,677
Life	69,633	68,718	63,792
Corporate and other	(3)	18	16
Intersegment eliminations	(1,011)	(1,035)	(1,058)

Total	$288,311	$272,054	$246,834

Net income
Property and casualty	$5,750	$27,008	$29,799
Annuity	31,419	31,593	21,258
Life	18,990	20,196	18,431
Corporate and other	14,321	2,065	3,998

Total	$70,480	$80,862	$73,486

	December 31,
	2011	2010	2009
Assets
Property and casualty	$958,675	$944,960	$907,398
Annuity	4,947,328	4,556,317	4,075,872
Life	1,485,955	1,393,169	1,250,146
Corporate and other	115,366	130,191	127,399
Intersegment eliminations	(23,587)	(28,337)	(26,651)

Total	$7,483,737	$6,996,300	$6,334,164

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2011	2010	2009
Policy acquisition expenses amortized
Property and casualty	$65,732	$65,581	$62,181
Annuity	14,273	7,922	6,572
Life	12,123	11,553	11,646

Total	$92,128	$85,056	$80,399

Income tax expense (benefit)
Property and casualty	$(5,235)	$4,295	$5,919
Annuity	13,775	13,034	11,020
Life	11,128	10,920	10,422
Corporate and other	4,730	2,180	2,660

Total	$24,398	$30,429	$30,021

NOTE 14 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2011
Insurance premiums written and contract deposits	$276,113	$298,910	$259,324	$244,102
Total revenues	247,643	260,833	245,351	244,473
Net income (loss)	33,228	23,128	(11,817)	25,941
Per share information
Basic
Net income (loss)	$ 0.83	$ 0.58	$ (0.30)	$ 0.65
Shares of common stock - weighted average (1)	39,900	39,919	39,893	39,749
Diluted
Net income (loss)	$ 0.80	$ 0.56	$ (0.30)	$ 0.62
Shares of common stock and equivalent shares - weighted average (1)	41,414	41,451	39,893	41,699

2010
Insurance premiums written and contract deposits	$269,173	$289,316	$254,766	$238,706
Total revenues	237,994	250,030	248,014	238,673
Net income	15,112	20,166	22,981	22,603
Per share information
Basic
Net income	$ 0.38	$ 0.51	$ 0.59	$ 0.58
Shares of common stock - weighted average (1)	39,514	39,411	39,263	39,206
Diluted
Net income	$ 0.36	$ 0.49	$ 0.56	$ 0.55
Shares of common stock and equivalent shares - weighted average (1)	41,253	41,115	40,929	40,900

2009
Insurance premiums written and contract deposits	$245,907	$271,750	$264,679	$221,317
Total revenues	235,886	241,530	237,642	222,369
Net income	22,170	19,281	18,604	13,431
Per share information
Basic
Net income	$ 0.57	$ 0.49	$ 0.48	$ 0.34
Shares of common stock - weighted average (1)	39,185	39,180	39,172	39,164
Diluted
Net income	$ 0.54	$ 0.48	$ 0.46	$ 0.33
Shares of common stock and equivalent shares - weighted average (1)	40,613	40,640	40,532	40,385

(1)	Rounded to thousands.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2011

(Dollars in thousands)

			Amount
			shown in
		Fair	Balance
Type of Investments	Cost(1)	Value	Sheet
Fixed maturities:
U.S. Government and federally sponsored agency obligations	$1,092,590	$1,207,553	$1,207,553
States, municipalities and political subdivisions	1,291,281	1,413,118	1,413,118
Foreign government bonds	44,529	49,624	49,624
Public utilities	225,543	264,357	264,357
Other corporate bonds	2,330,446	2,487,180	2,487,180

Total fixed maturity securities	4,984,389	5,421,832	5,421,832

Equity securities:
Non-redeemable preferred stocks	23,068	26,382	26,382
Common stocks	2	392	392

Total equity securities	23,070	26,774	26,774

Mortgage loans	106	XXX	106
Short-term investments	100,430	XXX	100,442
Policy loans	128,354	XXX	128,354

Total investments	$5,236,349	XXX	$5,677,508

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2011 and 2010

(Dollars in thousands, except per share data)

	$1,332,028	$1,332,028
	December 31,
	2011	2010
ASSETS
Investments and cash	$ 18,772	$ 23,150
Investment in subsidiaries	1,264,560	1,049,365
Other assets	48,696	50,575

Total assets	$1,332,028	$1,123,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$ 38,000	$ 38,000
Long-term debt	199,744	199,679
Other liabilities	7,358	5,404

Total liabilities	245,102	243,083

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2011, 61,803,462; 2010, 61,469,148	62	61
Additional paid-in capital	373,384	367,448
Retained earnings	875,069	823,579
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	265,370	109,737
Net funded status of pension and other postretirement benefit obligations	(16,242)	(13,155)
Treasury stock, at cost, 2011, 22,028,030 shares; 2010, 21,813,196 shares	(410,717)	(407,663)

Total shareholders’ equity	1,086,926	880,007

Total liabilities and shareholders’ equity	$1,332,028	$1,123,090

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues
Net investment income	$(3)	$18	$21
Realized investment gains	-	232	-

Total revenues	(3)	250	21

Expenses
Interest	14,007	13,953	13,971
Other	3,590	4,598	4,657

Total expenses	17,597	18,551	18,628

Loss before income taxes and equity in net earnings of subsidiaries	(17,600)	(18,301)	(18,607)
Income tax benefit	(8,197)	(5,690)	(6,047)

Loss before equity in net earnings of subsidiaries	(9,403)	(12,611)	(12,560)
Equity in net earnings of subsidiaries	79,883	93,473	86,046

Net income	$70,480	$80,862	$73,486

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows – operating activities
Interest expense paid	$(13,515)	$(13,605)	$(14,052)
Federal income taxes recovered	12,058	4,876	4,245
Cash dividends received from subsidiaries	26,000	44,000	24,000
Other, net	(10,012)	359	(8,848)

Net cash provided by operating activities	14,531	35,630	5,345

Cash flows - investing activities
Net (increase) decrease in investments	4,240	(1,641)	4,591
Capital contributions to subsidiaries	-	(24,000)	-

Net cash provided by (used in) investing activities	4,240	(25,641)	4,591

Cash flows - financing activities
Dividends paid to shareholders	(18,990)	(14,288)	(9,635)
Acquisition of treasury stock	(2,047)	-	-
Exercise of stock options	2,127	4,167	-
Principal borrowings on Bank Credit Facility	-	-	-

Net cash used in financing activities	(18,910)	(10,121)	(9,635)

Net increase (decrease) in cash	(139)	(132)	301
Cash at beginning of period	268	400	99

Cash at end of period	$129	$268	$400

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G		H		I		J	K

Segment	Deferred policy acquisition costs	Future policy benefits, claims and claims expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claims adjustment expense incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claims adjustment expense	Premiums written
									Current year	Prior years

Year Ended December 31, 2011
Property and casualty	$ 24,315	$ 281,080	$ 0	$204,996	$ -	$547,540	$ 36,886	$442,517	$452,827	$(10,310)	$65,732	$ 75,919	$462,298	$545,950
Annuity	163,949	2,951,004	xxx	34	95,951	18,883	182,806	115,476	xxx	xxx	14,273	29,067	xxx	xxx
Life	76,777	959,931	xxx	3,928	3,796	100,695	69,633	99,358	xxx	xxx	12,123	31,385	xxx	xxx
Other, including consolidating eliminations	N/A	-	xxx	N/A	N/A	-	(1,014)	-	xxx	xxx	-	17,572	xxx	xxx

Total	$265,041	$4,192,015	xxx	$208,958	$ 99,747	$667,118	$288,311	$657,351	xxx	xxx	$92,128	$153,943	xxx	xxx

Year Ended December 31, 2010
Property and casualty	$ 23,481	$ 301,622	$ 0	$206,586	$ -	$555,825	$ 36,474	$418,254	$438,784	$(20,530)	$65,581	$ 77,500	$414,063	$557,074
Annuity	165,510	2,621,524	xxx	-	108,924	17,346	167,879	107,532	xxx	xxx	7,922	28,354	xxx	xxx
Life	83,834	934,297	xxx	4,704	3,815	99,504	68,718	95,773	xxx	xxx	11,553	32,444	xxx	xxx
Other, including consolidating eliminations	N/A	-	xxx	N/A	N/A	-	(1,017)	-	xxx	xxx	-	18,507	xxx	xxx

Total	$272,825	$3,857,443	xxx	$211,290	$112,739	$672,675	$272,054	$621,559	xxx	xxx	$85,056	$156,805	xxx	xxx

Year Ended December 31, 2009
Property and casualty	$ 22,846	$ 300,975	$ 0	$205,337	$ -	$547,317	$ 34,407	$407,076	$418,803	$(11,727)	$62,181	$ 75,468	$404,835	$553,498
Annuity	163,722	2,373,555	xxx	-	113,588	14,472	149,677	99,458	xxx	xxx	6,572	28,947	xxx	xxx
Life	89,556	909,315	xxx	5,428	3,761	97,801	63,792	91,547	xxx	xxx	11,646	32,398	xxx	xxx
Other, including consolidating eliminations	N/A	-	xxx	N/A	N/A	-	(1,042)	-	xxx	xxx	-	18,627	xxx	xxx

Total	$276,124	$3,583,845	xxx	$210,765	$117,349	$659,590	$246,834	$598,081	xxx	xxx	$80,399	$155,440	xxx	xxx

N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage
	Gross	Other	from Other	Net	of Amount
	Amount	Companies	Companies	Amount	Assumed to Net

Year ended December 31, 2011
Life insurance in force	$14,161,408	$2,836,731	-	$11,324,677	-
Premiums
Property and casualty	$ 570,264	$ 26,520	$3,796	$ 547,540	0.7%
Annuity	18,883	-	-	18,883	-
Life	106,115	5,420	-	100,695	-

Total premiums	$ 695,262	$ 31,940	$3,796	$ 667,118	0.6%

Year ended December 31, 2010
Life insurance in force	$13,939,851	$2,548,774	-	$11,391,077	-
Premiums
Property and casualty	$ 580,512	$ 29,492	$4,805	$ 555,825	0.9%
Annuity	17,346	-	-	17,346	-
Life	105,069	5,565	-	99,504	-

Total premiums	$ 702,927	$ 35,057	$4,805	$ 672,675	0.7%

Year ended December 31, 2009
Life insurance in force	$13,761,252	$2,397,121	-	$11,364,131	-
Premiums
Property and casualty	$ 572,887	$ 29,698	$4,128	$ 547,317	0.8%
Annuity	14,472	-	-	14,472	-
Life	103,272	5,471	-	97,801	-

Total premiums	$ 690,631	$ 35,169	$4,128	$ 659,590	0.6%

Note: Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2011

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s (“HMEC”) Annual Report on Form 10-K for the year ended December 31, 2011. Management contracts and compensatory plans are indicated by an asterisk (*).

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

10.1

Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011.

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

	10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.15(a)*

HMSC Executive Change in Control Plan Schedule A Plan participants, incorporated by reference to Exhibit 10.15(a) to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

Exhibit No.		Description

(99)	Additional exhibits:

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase