Form 10-Q
period 2012-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2012-05-10
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 39,662,803 shares of Common Stock, par value $0.001 per share, were outstanding, net of 22,359,151 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 (as adjusted), is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

As discussed in note 1 to the consolidated financial statements, in 2012 the Company changed its method of accounting for deferred policy acquisition costs with retrospective application.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

May 10, 2012

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)	As Adjusted
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2012, $5,041,475; 2011, $4,984,389)	$5,500,084	$5,421,832
Equity securities, available for sale, at fair value (cost 2012, $24,346; 2011, $23,070)	27,789	26,774
Short-term and other investments	229,604	228,902

Total investments	5,757,477	5,677,508
Cash	35,383	7,452
Deferred policy acquisition costs	218,836	216,456
Goodwill	47,396	47,396
Other assets	228,864	212,593
Separate Account (variable annuity) assets	1,409,075	1,273,764

Total assets	$7,697,031	$7,435,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$3,008,533	$2,945,107
Interest-sensitive life contract liabilities	747,935	743,384
Unpaid claims and claim expenses	298,110	294,809
Future policy benefits	209,710	208,715
Unearned premiums	201,509	208,963

Total policy liabilities	4,465,797	4,400,978
Other policyholder funds	96,609	99,747
Other liabilities	399,026	367,583
Short-term debt	38,000	38,000
Long-term debt	199,760	199,744
Separate Account (variable annuity) liabilities	1,409,075	1,273,764

Total liabilities	6,608,267	6,379,816

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2012, 62,001,513; 2011, 61,803,462	62	62
Additional paid-in capital	376,250	373,384
Retained earnings	861,943	840,644
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	280,805	268,222
Net funded status of pension and other postretirement benefit obligations	(16,242)	(16,242)
Treasury stock, at cost, 2012, 22,228,150 shares; 2011, 22,028,030 shares	(414,054)	(410,717)

Total shareholders’ equity	1,088,764	1,055,353

Total liabilities and shareholders’ equity	$7,697,031	$7,435,169

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
		As Adjusted
Revenues
Insurance premiums and contract charges earned	$165,504	$166,686
Net investment income	75,675	70,469
Net realized investment gains	393	5,757
Other income	3,051	1,561

Total revenues	244,623	244,473

Benefits, losses and expenses
Benefits, claims and settlement expenses	107,878	110,601
Interest credited	39,979	37,426
Policy acquisition expenses amortized	17,830	19,167
Operating expenses	37,850	36,989
Interest expense	3,556	3,477

Total benefits, losses and expenses	207,093	207,660

Income before income taxes	37,530	36,813
Income tax expense	10,859	11,006

Net income	$26,671	$25,807

Net income per share
Basic	$0.67	$0.65

Diluted	$0.64	$0.62

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,794	39,749
Diluted	41,546	41,699

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$-	$-
Portion of losses recognized in other comprehensive income	-	-

Net other-than-temporary impairment losses on securities recognized in earnings	-	-
Realized gains	393	5,757

Total	$393	$5,757

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
		As Adjusted
Comprehensive income
Net income	$26,671	$25,807
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	12,583	(3,770)
Change in net funded status of pension and other postretirement benefit obligations	-	-

Other comprehensive income (loss)	12,583	(3,770)

Total	$39,254	$22,037

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
		As Adjusted
Common stock, $0.001 par value
Beginning balance	$62	$61
Options exercised, 2012, 145,618 shares; 2011, 105,944 shares	-	1
Conversion of common stock units, 2012, 4,266 shares; 2011, 15,715 shares	-	-
Conversion of restricted stock units, 2012, 48,167 shares; 2011, 6,818 shares	-	-

Ending balance	62	62

Additional paid-in capital
Beginning balance	373,384	367,448
Options exercised and conversion of common stock units and restricted stock units	2,436	2,145
Share-based compensation expense	430	410

Ending balance	376,250	370,003

Retained earnings
Beginning balance	840,644	823,579
Cumulative effect of change in accounting principle, net of taxes	-	(34,447)
Net income	26,671	25,807
Cash dividends, 2012, $0.13 per share; 2011, $0.11 per share	(5,372)	(4,554)

Ending balance	861,943	810,385

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	251,980	96,582
Cumulative effect of change in accounting principle, net of taxes	-	1,531
Change in net unrealized gains and losses on fixed maturities and equity securities	12,583	(3,770)
Change in net funded status of pension and other postretirement benefit obligations	-	-

Ending balance	264,563	94,343

Treasury stock, at cost
Beginning balance, 2012, 22,028,030 shares; 2011, 21,813,196 shares	(410,717)	(407,663)
Acquisition of shares, 2012, 200,120 shares; 2011, 0 shares	(3,337)	-

Ending balance, 2012, 22,228,150 shares; 2011, 21,813,196 shares	(414,054)	(407,663)

Shareholders’ equity at end of period	$1,088,764	$867,130

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows - operating activities
Premiums collected	$160,661	$156,641
Policyholder benefits paid	(110,618)	(114,157)
Policy acquisition and other operating expenses paid	(63,916)	(62,929)
Federal income taxes paid	(2,266)	-
Investment income collected	70,500	62,577
Interest expense paid	(300)	(116)
Other	(3,346)	660

Net cash provided by operating activities	50,715	42,676

Cash flows - investing activities
Fixed maturities
Purchases	(350,516)	(389,308)
Sales	158,301	131,266
Maturities, paydowns, calls and redemptions	145,044	90,447
Net cash (used for) provided by short-term and other investments	(781)	122,359

Net cash used in investing activities	(47,952)	(45,236)

Cash flows - financing activities
Dividends paid to shareholders	(5,372)	(4,554)
Acquisition of treasury stock	(3,337)	-
Exercise of stock options	1,707	1,739
Annuity contracts, variable and fixed
Deposits	92,000	92,499
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(54,543)	(57,058)
Life policy accounts
Deposits	414	356
Withdrawals and surrenders	(1,437)	(1,113)
Change in bank overdrafts	(4,264)	1,898

Net cash provided by financing activities	25,168	33,767

Net increase in cash	27,931	31,207

Cash at beginning of period	7,452	5,928

Cash at end of period	$35,383	$37,135

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012 and 2011

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2012 and the consolidated results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2012 and 2011. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2012 presentation and, as described below, has retrospectively applied new accounting guidance regarding deferred policy acquisition costs.

Note 1 - Basis of Presentation-(Continued)

Adopted Accounting Standards

Costs Associated with Acquiring or Renewing Insurance Contracts

Effective January 1, 2012, the Company adopted accounting guidance which was issued to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance allows an insurance entity to capitalize only incremental and certain direct costs related to the successful acquisition of new or renewal insurance contracts. Management elected retrospective application of the new guidance resulting in a downward adjustment to the deferred policy acquisition costs (“DAC”) asset with a corresponding decrease to beginning retained earnings, net of applicable deferred taxes. In addition, the decrease in the deferred policy acquisition cost asset for interest-sensitive life and annuity contracts resulted in a revision to the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date, also net of applicable deferred taxes. The adoption of this accounting guidance reduces expense deferrals and amortization, with a minimal net effect on the Company’s results of operations.

As a result of the adopted accounting change, net income per share (basic and diluted) did not change. Other financial statement amounts previously reported were revised as shown below:

	As of December 31,
	2011	2010
Total shareholders’ equity
As previously reported	$1,086,926	$880,007
Effect of change in accounting principle, net of taxes:
Retained earnings	(34,425)	(34,447)
Accumulated other comprehensive income (loss), net of taxes (Net unrealized gains and losses on fixed maturities and equity securities)	2,852	1,531

As adjusted	$1,055,353	$847,091

Three Months Ended March 31, 2011
Net income
As previously reported	$25,941
Effect of change in accounting principle, net of taxes	(134)

As adjusted	$25,807

Note 1 - Basis of Presentation-(Continued)

Goodwill

Effective January 1, 2012, the Company adopted accounting guidance allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The guidance provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

Comprehensive Income

Effective January 1, 2012, the Company adopted accounting guidance which was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements with the Statement of Comprehensive Income following the Statement of Operations. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company. The Company has historically reported a Statement of Comprehensive Income which directly followed the Statement of Operations resulting in no changes to disclosures as a result of adopting this accounting guidance. In December 2011, accounting guidance was issued that deferred indefinitely the disclosures related to the presentation of reclassifications of items out of accumulated other comprehensive income.

Fair Value Measurements

Effective January 1, 2012, the Company adopted accounting guidance which revised the wording used (1) to describe the requirements for measuring fair value and (2) for disclosing information about fair value measurements. The guidance is largely consistent with existing fair value measurement principles. For many of the requirements, the Financial Accounting Standards Board (“FASB”) did not intend for the amendments to result in a change in the application of the existing requirements. Generally, the amendments clarified the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Certain disclosures in the Company’s Notes to Financial Statements have been expanded to address additional information required by this guidance. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

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

	Percent of Total Fair Value		March 31, 2012
	March 31, 2012	December 31, 2011	Fair Value	Amortized Cost

Due in 1 year or less	5.0%	4.8%	$276,006	$252,992
Due after 1 year through 5 years	18.6	19.4	1,021,565	936,384
Due after 5 years through 10 years	34.5	33.2	1,897,192	1,739,001
Due after 10 years through 20 years	21.9	22.1	1,204,432	1,104,004
Due after 20 years	20.0	20.5	1,100,889	1,009,094

Total	100.0%	100.0%	$5,500,084	$5,041,475

The average option-adjusted duration for the Company’s fixed maturity securities was 6.3 years at March 31, 2012 and 6.4 years at December 31, 2011.

Proceeds received from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended March 31,
	2012	2011

Proceeds received	$158,301	$131,266
Gross gains realized	8,901	4,543
Gross losses realized	(9,145)	(83)

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Compared to December 31, 2011, the 2012 improvement in unrealized investment gains and losses was due to narrowing credit spreads across virtually all asset classes somewhat offset by higher yields on U.S. Treasury securities. The narrowing credit spreads resulted in an increase in unrealized gains for the Company’s holdings of corporate securities and municipal securities, while the higher U.S. Treasury yields reduced the Company’s unrealized gains in government securities and mortgage-backed securities. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of March 31, 2012 and December 31, 2011 were as follows:

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (2)
March 31, 2012
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$521,347	$64,328	$12	$585,663	$-
Other	505,356	27,391	802	531,945	-
Municipal bonds	1,319,731	135,629	3,668	1,451,692	-
Foreign government bonds	44,516	5,822	-	50,338	-
Corporate bonds	2,085,642	216,459	9,144	2,292,957	-
Other mortgage-backed securities	564,883	27,158	4,552	587,489	2,338

Totals	$5,041,475	$476,787	$18,178	$5,500,084	$2,338

Equity securities	$24,346	$3,942	$499	$27,789	$-

December 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$532,554	$71,402	$144	$603,812	$-
Other	560,036	43,705	-	603,741	-
Municipal bonds	1,291,281	122,857	1,020	1,413,118	-
Foreign government bonds	44,529	5,095	-	49,624	-
Corporate bonds	1,967,229	205,413	16,098	2,156,544	-
Other mortgage-backed securities	588,760	22,024	15,791	594,993	2,136

Totals	$4,984,389	$470,496	$33,053	$5,421,832	$2,136

Equity securities	$23,070	$4,030	$326	$26,774	$-

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $488,752 and $547,521; Federal Home Loan Mortgage Corporation (“FHLMC”) of $369,474 and $374,361; and Government National Mortgage Association (“GNMA”) of $120,494 and $124,515 as of March 31, 2012 and December 31, 2011, respectively.

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

Note 2 - Investments-(Continued)

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended March 31,
	2012	2011
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$284,338	$118,498
Change in unrealized investment gains and losses	13,998	(241)
Reclassification of net realized investment (gains) losses to net income	(240)	(3,742)

End of period	$298,096	$114,515

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$2,408	$2,139
Change in unrealized investment gains and losses	(155)	358
Reclassification of net realized investment (gains) losses to net income	(15)	-

End of period	$2,238	$2,497

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of March 31, 2012 and 2011 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Three Months Ended March 31,
	2012	2011
Cumulative credit loss (1)
Beginning of period	$3,957	$4,518
New credit losses	-	-
Losses related to securities sold or paid down during the period	-	(561)

End of period	$3,957	$3,957

(1)

The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis. The definition, reporting and disclosure of “credit loss” was effective as of April 1, 2009.

Note 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

At March 31, 2012, the combined gross unrealized loss in the fixed maturities and equity securities portfolios was $18,677 (168 positions, the fair value of which represented 8.2% of total fixed maturities and equity securities fair value). Of the total gross unrealized loss at March 31, 2012, $9,144 related to corporate securities. The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at March 31, 2012 and December 31, 2011, respectively. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2012 -- which was driven largely by spread widening, financial market illiquidity and changes in interest rates from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at March 31, 2012.

	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2012
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$135	$1	$1,430	$11	$1,565	$12
Other	66,842	802	-	-	66,842	802
Municipal bonds	79,803	3,015	3,384	653	83,187	3,668
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	164,181	3,795	29,454	5,349	193,635	9,144
Other mortgage-backed securities	72,477	1,919	27,534	2,633	100,011	4,552

Totals	$383,438	$9,532	$61,802	$8,646	$445,240	$18,178

Equity securities (1)	$1,097	$349	$5,042	$150	$6,139	$499

December 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$3,519	$133	$1,511	$11	$5,030	$144
Other	-	-	-	-	-	-
Municipal bonds	24,047	270	19,309	750	43,356	1,020
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	273,209	9,752	26,977	6,346	300,186	16,098
Other mortgage-backed securities	115,986	3,222	36,944	12,569	152,930	15,791

Totals	$416,761	$13,377	$84,741	$19,676	$501,502	$33,053

Equity securities (1)	$-	$-	$4,865	$326	$4,865	$326

(1)	Includes primarily nonredeemable (perpetual) preferred stocks and also common stocks.

The Company’s investment portfolio includes no free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Fair Value of Financial Instruments

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. At March 31, 2012, Level 3 invested assets below comprised approximately 1.8% of the Company’s total investment portfolio fair value.

	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
March 31, 2012
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$585,663	$585,663	$-	$585,663	$-
Other	531,945	531,945	43,993	487,952	-
Municipal bonds	1,451,692	1,451,692	-	1,451,692	-
Foreign government bonds	50,338	50,338	-	50,338	-
Corporate bonds	2,292,957	2,292,957	23,069	2,179,968	89,920
Other mortgage-backed securities	587,489	587,489	-	574,424	13,065

Total fixed maturities	5,500,084	5,500,084	67,062	5,330,037	102,985
Equity securities	27,789	27,789	8,812	18,592	385
Short-term investments	74,204	74,204	74,204	-	-

Totals	5,602,077	5,602,077	150,078	5,348,629	103,370
Separate Account (variable annuity) assets	1,409,075	1,409,075	-	1,409,075	-
Financial Liabilities	-	-	-	-	-

December 31, 2011
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$603,812	$603,812	$-	$603,812	$-
Other	603,741	603,741	64,444	539,297	-
Municipal bonds	1,413,118	1,413,118	-	1,413,118	-
Foreign government bonds	49,624	49,624	-	49,624	-
Corporate bonds	2,156,544	2,156,544	25,486	2,042,802	88,256
Other mortgage-backed securities	594,993	594,993	-	590,461	4,532

Total fixed maturities	5,421,832	5,421,832	89,930	5,239,114	92,788
Equity securities	26,774	26,774	9,036	17,353	385
Short-term investments	100,442	100,442	97,929	2,513	-

Totals	5,549,048	5,549,048	196,895	5,258,980	93,173
Separate Account (variable annuity) assets	1,273,764	1,273,764	-	1,273,764	-
Financial Liabilities	-	-	-	-	-

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2012. The following tables present reconciliations for the three months ended March 31, 2012 and 2011 for all Level 3 assets measured at fair value on a recurring basis.

	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2012	$88,256	$4,532	$92,788	$385	$93,173
Transfers into/(out of) Level 3 (1)	3,586	8,504	12,090	-	12,090
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	(1,779)	156	(1,623)	-	(1,623)
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(143)	(127)	(270)	-	(270)

Ending balance, March 31, 2012	$89,920	$13,065	$102,985	$385	$103,370

Beginning balance, January 1, 2011	$45,244	$945	$46,189	$396	$46,585
Transfers into/(out of) Level 3 (1)	(11,390)	-	(11,390)	-	(11,390)
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	(122)	8	(114)	-	(114)
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(175)	(76)	(251)	-	(251)

Ending balance, March 31, 2011	$33,557	$877	$34,434	$396	$34,830

(1)

Transfers into and out of Level 3 during the periods ended March 31, 2012 and 2011 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as of the ending date of the reporting period.

At March 31, 2012 and 2011, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held.

Consistent with processes at December 31, 2011, for certain assets and liabilities, fair value is determined using pricing models, discounted cash flow methodologies, or similar techniques which utilize unobservable inputs and require significant management judgment or estimation. These inputs are classified as Level 3.

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Disclosed, But Not Carried, at Fair Value

The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. The following table presents the carrying value, fair value and fair value hierarchy of these financial assets and financial liabilities at March 31, 2012 and December 31, 2011.

	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
March 31, 2012
Financial Assets
Investments
Other investments	$ 155,400	$ 159,465	$ -	$ -	$ 159,465
Financial Liabilities
Fixed annuity contract liabilities	3,008,533	2,757,464	-	-	2,757,464
Policyholder account balances on interest-sensitive life contracts	79,089	76,162	-	-	76,162
Other policyholder funds	96,609	96,609	-	-	96,609
Short-term debt	38,000	38,000	-	-	38,000
Long-term debt	199,760	211,425	211,425	-	-

December 31, 2011
Financial Assets
Investments
Other investments	$ 128,460	$ 132,522	$ -	$ -	$ 132,522
Financial Liabilities
Fixed annuity contract liabilities	2,945,107	2,699,295	-	-	2,699,295
Policyholder account balances on interest-sensitive life contracts	79,305	76,370	-	-	76,370
Other policyholder funds	99,747	99,747	-	-	99,747
Short-term debt	38,000	38,000	-	-	38,000
Long-term debt	199,744	214,218	214,218	-	-

Note 4 - Debt

Indebtedness outstanding was as follows:

	March 31, 2012	December 31, 2011
Short-term debt:
Bank Credit Facility	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $85 and $92 (6.1% imputed rate)	74,915	74,908
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $155 and $164 (6.9% imputed rate)	124,845	124,836

Total	$237,760	$237,744

The Bank Credit Facility, 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Defined Benefit Plan and Supplemental Defined Benefit Plans

The following tables summarize the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three months ended March 31, 2012 and 2011.

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-
Other expenses	90	68	-	-
Interest cost	357	456	168	189
Expected return on plan assets	(606)	(654)	-	-
Settlement loss	459	-	-	-
Amortization of:
Prior service cost	-	-	31	30
Actuarial loss	513	480	245	156

Net periodic pension expense	$813	$350	$444	$375

There is a minimum funding requirement of approximately $1,000 for the Company’s defined benefit plan in 2012. Consistent with disclosure in “Notes to Consolidated Financial Statements -- Note 9 -- Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for the full year the Company expects to contribute approximately $2,300 to the defined benefit plan and approximately $1,300 to the supplemental retirement plans in 2012. The Company contributed $152 to the defined benefit plan and $329 to the supplemental retirement plans during the three months ended March 31, 2012. In addition, consistent with disclosure in “Notes to Consolidated Financial Statements -- Note 9 -- Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company expects amortization of net losses of $2,367 and $980 for the defined benefit plan and the supplemental retirement plans, respectively, and expects amortization of prior service cost of $124 for the supplemental retirement plans to be included in net periodic pension expense for the year ended December 31, 2012.

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to eligible employees. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant. Funding of HRA accounts was $40 and $65 for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Components of net periodic benefit:
Service cost	$-	$-
Interest cost	23	24
Amortization of prior service cost	-	-
Amortization of prior gains	(131)	(114)

Net periodic benefit	$(108)	$(90)

Consistent with disclosure in “Notes to Consolidated Financial Statements -- Note 9 -- Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for the full year the Company expects to contribute approximately $519 to the postretirement benefit plans other than pensions in 2012, of which $98 was contributed during the three months ended March 31, 2012. In addition, the Company expects amortization of net gains of $522 to be included in the net periodic pension expense for the year ended December 31, 2012.

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended March 31, 2012
Premiums written and contract deposits	$249,556	$7,263	$460	$242,753
Premiums and contract charges earned	172,390	7,455	569	165,504
Benefits, claims and settlement expenses	108,664	1,388	602	107,878

Three months ended March 31, 2011
Premiums written and contract deposits	$251,651	$7,986	$437	$244,102
Premiums and contract charges earned	174,702	8,585	569	166,686
Benefits, claims and settlement expenses	112,924	2,841	518	110,601

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

	Three Months Ended March 31,
	2012	2011
		As Adjusted
Insurance premiums and contract charges earned
Property and casualty	$135,046	$137,365
Annuity	4,965	4,756
Life	25,493	24,565

Total	$165,504	$166,686

Net investment income
Property and casualty	$8,872	$9,214
Annuity	49,540	44,234
Life	17,512	17,276
Corporate and other	-	-
Intersegment eliminations	(249)	(255)

Total	$75,675	$70,469

Net income (loss)
Property and casualty	$13,231	$12,376
Annuity	11,588	8,453
Life	5,165	4,203
Corporate and other	(3,313)	775

Total	$26,671	$25,807

	March 31, 2012	December 31, 2011
		As Adjusted
Assets
Property and casualty	$979,359	$957,266
Annuity	5,144,375	4,926,204
Life	1,475,029	1,459,919
Corporate and other	123,071	115,367
Intersegment eliminations	(24,803)	(23,587)

Total	$7,697,031	$7,435,169

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

—

The impact that a prolonged economic recession may have on the Company’s investment portfolio; volume of new business for automobile, homeowners, annuity and life products; policy renewal rates; and additional annuity contract deposit receipts.

—

Changes in the composition of the Company’s assets and liabilities which may result from occurrences such as acquisitions, divestitures, impairment in asset values or changes in estimates of insurance reserves.

—

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

—

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

—

The impact of fluctuations in the financial market on the Company’s variable annuity fee revenues, amortization of deferred policy acquisition costs, and the level of guaranteed minimum death benefit reserves.

—	Defaults on interest or dividend payments in the Company’s investment portfolio due to credit issues and the resulting impact on investment income.
—

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

—

The Company’s risk exposure to catastrophe-prone areas. Based on full year 2011 property and casualty direct earned premiums, the Company’s ten largest states represented 57% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, North Carolina, Texas, Florida, Louisiana, South Carolina and Georgia.

—	The potential near-term, adverse impact of underwriting actions to mitigate the Company’s risk exposure to catastrophe-prone areas on premium, policy and earnings growth.
—	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.
—	Adverse development of property and casualty loss and loss adjustment expense reserve experience and its impact on estimated claims and claim expenses for losses occurring in prior years.
—

Climate change, to the extent it produces rising temperatures and changes in weather patterns, which could impact the frequency and/or severity of weather events and wildfires, the affordability and availability of catastrophe reinsurance coverage, and the Company’s ability to make homeowners insurance available to its customers.

—

Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the amortization of deferred policy acquisition costs.

—	Adverse results from the assessment of the Company’s goodwill asset requiring write off of the impaired portion.
—	The Company’s ability to maintain favorable claims-paying ability ratings.
—	The Company’s ability to maintain favorable financial strength and debt ratings.
—	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.
—

The Company’s ability to (1) develop and expand its marketing operations, including agents and other points of distribution, and (2) maintain and secure access to educators, as well as endorsements by and/or marketing agreements with local, state and national education-related associations, including various teacher, school administrator, principal and business official associations.

—

The competitive impact of Section 403(b) tax-qualified annuity regulations, including (1) their potential to lead plan sponsors to further restrict the number of providers and (2) the possible increased competition within the 403(b) market from larger companies experienced in 401(k) plans.

—

The effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues. The effects of these forces include, among others, teacher layoffs and early retirements, as well as individual concerns regarding employment and economic uncertainty.

—	The Company’s ability to profitably expand its property and casualty business in highly competitive environments.
—

Changes in insurance regulations, including (1) those affecting the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and (2) those impacting the Company’s ability to profitably write property and casualty insurance policies in one or more states.

—

Changes in federal and state tax laws, including changes in elements of taxation or rates of taxation which could be in response to budget pressures related to general economic conditions or other factors, and changes resulting from tax audits affecting corporate tax rates.

—

Changes in federal and state laws and regulations, which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing Section 403(b) plans.

—	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
—	The cyclicality of the insurance industry and the related effects of changes in price competition and industry-wide underwriting results.
—

The resolution of legal proceedings and related matters including the potential adverse impact on the Company’s reputation and charges against the Company’s earnings resulting from legal defense costs, a settlement agreement and/or an adverse finding or findings against the Company from the proceedings.

—	The Company’s dated and complex information systems, which are difficult to upgrade and more prone to error than advanced technology systems.
—	Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by pandemics or geopolitical acts such as terrorism, war or other similar events.

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

For the three months ended March 31, 2012, the Company’s net income of $26.7 million represented an increase of $0.9 million, or 3%, compared to the prior year, reflecting improved earnings across all three of the Company’s operating segments. After-tax net realized investment gains decreased by $3.4 million between periods. For the property and casualty segment, net income of $13.2 million reflected an increase of $0.8 million compared to the first quarter of 2011, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserve development, which more than offset an increase in automobile current accident year losses. Including all factors, the property and casualty combined ratio of 95.0% for the first quarter of 2012 was equal to the same period in 2011. Annuity segment net income of $11.6 million for the current period increased notably compared to the first three months of 2011, reflecting an increase in the interest margin as well as the positive impact from the evaluation of deferred policy acquisition costs -- primarily due to the favorable relative performance of the financial markets. Life segment net income of $5.2 million increased $1.0 million, primarily due to lower mortality costs in the current period.

Premiums written and contract deposits decreased slightly compared to the first three months of 2011. Property and casualty segment premiums written decreased 1% compared to the prior year, as the favorable premium impact from increases in average premium per policy for both homeowners and automobile in the current year was more than offset by the reduced level of automobile and homeowners policies in force. Comparing to increased levels of receipts in 2011, annuity deposits received decreased slightly, with a 2% increase in single deposit and rollover receipts in the current year offset by a decrease in scheduled deposit receipts. Life segment insurance premiums and contract deposits increased 1% compared to the first quarter of the prior year.

The Company’s book value per share was $27.37 at March 31, 2012, an increase of 26% compared to 12 months earlier. This increase reflected net income for the trailing 12 months and the improvement in unrealized investment gains and losses due to significantly lower yields on U.S. Treasury securities offset by somewhat wider credit spreads across virtually all asset classes, the combination of which caused an increase in unrealized gains for the Company’s holdings of corporate securities, municipal securities, mortgage-backed securities and asset-backed securities.

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

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values obtained from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 91% of the portfolio, based on fair value, was priced through pricing services or index priced as of March 31, 2012. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2. There were no significant changes to the valuation process during the first three months of 2012.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what some market participants would use when pricing such securities. There were no significant changes to the valuation process in the first three months of 2012.

At March 31, 2012, Level 3 invested assets comprised approximately 1.8% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements -- Note 3 -- Fair Value of Financial Instruments”.

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

Effective January 1, 2012, the goodwill impairment test, as defined in the accounting guidance, allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity follows a two-step process. Recent accounting guidance did not change the existing two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of confirming and measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess, and the charge could have a material adverse effect on the Company’s results of operations and financial position.

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2011 and did not early adopt the accounting guidance that provides for an initial assessment of qualitative factors. The first step of the Company’s analysis indicated that fair value exceeded carrying value for all reporting units other than the annuity unit. Management’s determination of the fair value of each reporting unit incorporated multiple inputs including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectations regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

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

Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. Management believes the Company’s continued depressed market capitalization is largely the result of current global financial market conditions and is similar to companies within the annuity and life insurance sector. There were no events or material changes in circumstances during the three months ended March 31, 2012 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

Deferred Policy Acquisition Costs for Annuity and Interest-sensitive Life Products

Policy acquisition costs, consisting of commissions, policy issuance and other costs which are directly related to the successful acquisition of new or renewal business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. Capitalized acquisition costs for interest-sensitive life contracts also are amortized over 20 years in proportion to estimated gross profits.

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes. The potential effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At March 31, 2012, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 3%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, based on capitalized annuity policy acquisition costs as of March 31, 2012 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.15 million and $0.25 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would impact amortization between $0.20 million and $0.30 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition   costs   is included in   “Results of Operations -- Policy Acquisition Expenses Amortized”. See also “Notes to Consolidated Financial Statements -- Note 1 -- Basis of Presentation -- Adopted Accounting Standards -- Costs Associated with Acquiring or Renewing Insurance Contracts” regarding new accounting guidance which the Company adopted effective January 1, 2012.

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

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. Detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Due to the nature of the Company’s personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $11 million of net income based on net reserves as of March 31, 2012. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	March 31, 2012			December 31, 2011
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)

Automobile liability	$67.9	$130.9	$198.8	$66.6	$129.2	$195.8
Automobile other	3.6	1.0	4.6	4.7	1.5	6.2
Homeowners	9.5	51.3	60.8	8.1	52.5	60.6
All other	1.5	16.8	18.3	1.7	16.8	18.5

Total	$82.5	$200.0	$282.5	$81.1	$200.0	$281.1

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At March 31, 2012, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income for the three months ended March 31, 2012 by approximately $2.6 million, primarily the result of favorable frequency and severity trends in voluntary automobile and homeowners losses for accident year 2011. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at March 31, 2012.

Information regarding the Company’s property and casualty claims and claims expense reserve development table as of December 31, 2011 is located in “Business -- Property and Casualty Segment -- Property and Casualty Reserves” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Information regarding property and casualty reserve reestimates for each of the years in the three year period ended December 31, 2011 is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2011 -- Benefits, Claims and Settlement Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2012	2011	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$127.2	$128.4	-0.9%	$(1.2)
Involuntary and other property & casualty	0.5	0.4	25.0%	0.1

Total property & casualty	127.7	128.8	-0.9%	(1.1)
Annuity deposits	92.0	92.5	-0.5%	(0.5)
Life	23.1	22.8	1.3%	0.3

Total	$242.8	$244.1	-0.5%	$(1.3)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2012	2011	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$134.6	$137.3	-2.0%	$(2.7)
Involuntary and other property & casualty	0.4	0.1	N.M.	0.3

Total property & casualty	135.0	137.4	-1.7%	(2.4)
Annuity	5.0	4.7	6.4%	0.3
Life	25.5	24.6	3.7%	0.9

Total	$165.5	$166.7	-0.7%	$(1.2)

N.M. – Not meaningful.

For the first three months of 2012, the Company’s premiums written and contract deposits decreased $1.3 million, or 0.5%, compared to the prior year, primarily due to the decrease in property and casualty premiums written. The Company’s premiums and contract charges earned decreased $1.2 million, or 0.7%, compared to the prior year, primarily reflecting the increasing favorable impact on earned premium of the automobile and property rate actions taken in 2011 which were more than offset by a reduced level of property and casualty policies in force compared to the prior year, including policy reductions due to the Florida homeowners non-renewal program described below. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written decreased 0.9%, or $1.2 million, in the first three months of 2012. Automobile and homeowners average written premium per policy each increased compared to the prior year, with the impact more than offset by a reduced level of policies in force in the current period. For the Company’s automobile and homeowners business, rate changes effective during the first three months of 2012 averaged 3% and 6%, respectively, compared to 2% and 12%, respectively, during the same period in 2011. At March 31, 2012, there were 485,000 voluntary automobile and 238,000 homeowners policies in force, for a total of 723,000 policies, compared to a total of 725,000 policies at December 31, 2011 and 748,000 policies at March 31, 2011. Management believes that the Company’s rate and risk mitigation actions have had a negative impact, in some locations, on its policy retention rates and its sales levels, particularly in its automobile line. Consequently, during 2011, the Company developed and began implementing state-specific pricing, underwriting and marketing initiatives designed to improve automobile new sales and retention levels.

Based on policies in force, the voluntary automobile 6-month and 12-month retention rates for new and renewal policies were 90.7% and 83.2%, respectively, at March 31, 2012 compared to 90.1% and 83.2%, respectively, at March 31, 2011. The property 12-month new and renewal policy retention rate was 86.4% at March 31, 2012 compared to 85.9% at March 31, 2011 with the change including the impact of the Company’s risk mitigation actions described below.

Voluntary automobile premium written decreased 2.8%, or $2.6 million, compared to the first quarter of 2011. In the first quarter of 2012, the average written and earned premium per policy increased less than 1% and 2%, respectively, more than offset by the decline in policies in force. Voluntary automobile policies in force at March 31, 2012 decreased 1,000 compared to December 31, 2011 and 15,000 compared to March 31, 2011. Both educator and non-educator policies decreased in each of these comparisons. The number of educator policies represented approximately 83% and 82% of the voluntary automobile policies in force at March 31, 2012 and 2011, respectively.

Voluntary homeowners premium written increased 3.8%, or $1.4 million, compared to the first quarter of 2011, net of catastrophe reinsurance premiums ceded that were less than the prior year. The average written and earned premium per policy increased 4% and 6%, respectively, in the first quarter of 2012 compared to a year earlier. Homeowners policies in force at March 31, 2012 decreased 1,000 compared to December 31, 2011 and 10,000 compared to March 31, 2011. The number of educator policies represented approximately 78% and 76% of the homeowners policies in force at March 31, 2012 and 2011, respectively. Growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. On January 1, 2010, the Company ceased writing new homeowner (including home, condo, renters and dwelling fire) policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. By mid-August 2011, the non-renewal program had been completed, including approximately 3,600 policies terminated prior to non-renewal at the customers’ request. In total, the Company’s March 31, 2012 policy count for Florida homeowners business of less than 6,000 decreased by approximately 11,000 compared to December 31, 2009 and included virtually no remaining risk exposure in the more sinkhole-prone counties. Throughout the non-renewal program period, the Company’s agents worked closely with customers to find coverage with third-party companies that underwrite property risks in Florida. While this program likely will continue to impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners underwriting results.

For the three months ended March 31, 2012, total annuity deposits received decreased 0.5%, or $0.5 million, compared to the prior year as a 2.1% increase in single premium and rollover deposit receipts was more than offset by a 3.1% decrease in scheduled annuity deposit receipts. In the first three months of 2012, new deposits to variable accounts increased 1.1%, or $0.3 million, and new deposits to fixed accounts decreased 1.2%, or $0.8 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $4.5 billion at March 31, 2012 increased 7.3% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention. Cash value retentions for variable and fixed annuity options were 93.7% and 95.0%, respectively, for the 12 month period ended March 31, 2012. At March 31, 2012, the number of annuity contracts outstanding of 184,000 was equal to December 31, 2011 and increased 1.7%, or 3,000 contracts, compared to March 31, 2011.

Variable annuity accumulated balances at March 31, 2012 reflected a decrease of 0.7% compared to March 31, 2011, as favorable financial market performance over the 12 months was more than offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 6.4%, or $0.3 million, compared to the first three months of 2011.

Life segment premiums and contract deposits for the first three months of 2012 increased $0.3 million, or 1.3%, compared to the prior year. The ordinary life insurance in force lapse ratio was 4.6% for the 12 months ended March 31, 2012 compared to 4.8% for the 12 months ended March 31, 2011.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels have been adversely impacted by the economy and the overall lower level of automobile and home sales compared to levels preceding the 2008 financial crisis. In addition, management believes that automobile and homeowners new business levels have been negatively impacted by the Company’s rate actions and by the Company’s underwriting actions in Florida which were initiated in 2010.

Despite these challenges, the Company’s 2011 positive sales momentum in all lines of business carried into the first quarter of 2012. For the first three months of 2012, true new automobile sales units -- units associated with new Horace Mann automobile policyholders -- increased 41.9% compared to the first quarter of 2011, reflecting the continued positive impact of state-specific pricing, underwriting and marketing initiatives implemented during the last several months of 2011. Total new automobile units, tempered by a modest increase in additional vehicles added to existing automobile policies, increased 20.5% compared to the prior year. New homeowners sales units increased 12.7% compared to the prior year.

The Company’s 2012 annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive, record-level results produced throughout 2011 and 2010. Total annuity sales for the three months ended March 31, 2012 increased 8.7% compared to 2011. Single premium and rollover deposits for Horace Mann annuity products increased 2.1% compared to the same period in 2011. In addition, the Company’s new scheduled deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 5.9% compared to the first quarter of 2011. In the first three months of 2012, sales of third-party vendor annuity products, a relatively minor component of total annuity sales, increased notably compared to the first quarter of 2011. Sales of Horace Mann products by the Independent Agent distribution channel, included in the information above, decreased 9.5% compared to the prior year, a comparison impacted by current period decreases in single premium and rollover deposits. The Company’s annuity sales levels in recent years have been impacted as K-12 educators respond to uncertainties regarding employment prospects during the economic recession. In situations where educator retirements increase, opportunities arise for single premium and rollover deposit business. For employed educators, uncertainty about their future employment has created challenges for new sales of scheduled deposit business.

In recent years, new sales of life insurance products have been adversely impacted by economic conditions industry wide. The Company’s introduction of new educator-focused portfolios of term and whole life products in the third quarters of 2009, 2010 and 2011 has helped to moderate the impact on the sales of proprietary life products. The current period increase in total life sales of 20.7% included a 24.0% increase in sales of Horace Mann’s proprietary life products and an 18.3% increase in sales of third-party vendor products.

Combining these increases in all of the lines of business, the Company’s total new business sales increased 10.9% compared to the first three months of 2011. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for the first quarter 2012 increased 15.5% compared to the prior year.

Distribution System

At March 31, 2012, there was a combined total of 727 Exclusive Agencies and Employee Agents, compared to 745 at December 31, 2011 and 747 at March 31, 2011. At March 31, 2012, there were 555 Horace Mann Exclusive Agencies, an increase of 70 compared to March 31, 2011. At March 31, 2012, in addition to the Exclusive Agencies, there were 172 Employee Agents. See additional description in “Business -- Corporate Strategy and Marketing -- Dedicated Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As mentioned above, the Company utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 775 authorized agents at March 31, 2012. During the first three months of 2012, this channel generated $12.5 million in annualized new annuity sales for the Company compared to $13.8 million for the first quarter of 2011, reflecting decreases in single and rollover deposit business in the current period.

Net Investment Income

For the three months ended March 31, 2012, pretax investment income of $75.7 million increased 7.4%, or $5.2 million, (7.1%, or $3.4 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets increased 6.6% over the 12 months ended March 31, 2012. In addition, the average pretax yield on the investment portfolio was 5.75% (3.87% after tax) for the first three months of 2012, compared to pretax yields of 5.71% (3.86% after tax) a year earlier, with the average pretax yields in both periods being favorably impacted by reductions in short-term investments as funds were invested in higher-yielding fixed maturity securities.

Net Realized Investment Gains and Losses

For the first three months of 2012, net realized investment gains (pretax) were $0.4 million compared to net realized investment gains of $5.8 million in the prior year’s first quarter. The net gains and losses in both periods were realized from ongoing investment portfolio management activity.

In the first quarter of 2012, the Company’s net realized investment gains of $0.4 million included $9.6 million of gross gains realized on security sales and calls nearly offset by $9.2 million of realized losses on securities that were disposed of during the quarter, primarily commercial mortgage-backed securities as further described below. There were no other-than-temporary impairment write-downs on securities in the current period.

In the first quarter of 2011, the Company’s net realized investment gains of $5.8 million included $6.0 million of gross gains realized on security sales and calls partially offset by $0.2 million of realized losses on securities that were disposed of during the quarter. There were no other-than-temporary impairment write-downs on securities in the three months ended March 31, 2011. Gains realized on security disposals during the first quarter of 2011 included $0.1 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of March 31, 2012 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to December 31, 2011, yields on U.S. Treasury securities increased while credit spreads narrowed across virtually all asset classes, with the Company’s corporate bond portfolio showing the most significant improvement in net unrealized gains.

Fixed Maturity Securities	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Gain
Corporate bonds
Banking and Finance	64	$425.0	$401.5	$23.5
Utilities	46	261.6	225.3	36.3
Energy	57	246.7	221.3	25.4
Insurance	27	142.4	123.9	18.5
Metal and Mining	16	111.8	103.3	8.5
Health Care	33	108.1	97.9	10.2
Transportation	21	102.5	95.9	6.6
Broadcasting and Media	17	101.4	90.7	10.7
Telecommunications	23	90.1	80.6	9.5
Natural Gas	17	86.7	77.6	9.1
All Other Corporates (1)	188	616.9	567.9	49.0

Total corporate bonds	509	2,293.2	2,085.9	207.3
Mortgage-backed securities
U.S. government and federally sponsored agencies	358	585.6	521.3	64.3
Commercial	24	56.9	55.1	1.8
Other	14	15.0	12.7	2.3
Municipal bonds	433	1,451.7	1,319.7	132.0
Government bonds
U.S.	8	531.9	505.3	26.6
Foreign	7	50.3	44.5	5.8
Collateralized debt obligations (2)	29	43.8	40.5	3.3
Asset-backed securities	121	471.7	456.5	15.2

Total fixed maturity securities	1,503	$5,500.1	$5,041.5	$458.6

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	6	$13.8	$12.0	$1.8
Real Estate	2	5.4	4.7	0.7
Utilities	3	5.3	4.9	0.4
Insurance	3	2.9	2.7	0.2
Common stocks
Technology	1	0.4	-	0.4
Cable and other	4	*	*	*

Total equity securities	19	$27.8	$24.3	$3.5

Total	1,522	$5,527.9	$5,065.8	$462.1

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 19 additional industry classifications. Real estate, technology, retail, consumer products, gaming and industry manufacturing represented $377.5 million of fair value at March 31, 2012, with the remaining 13 classifications each representing less than $47 million.

(2)

Based on fair value, 77.9% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2012.

At March 31, 2012, the Company’s diversified fixed maturity securities portfolio consisted of 1,763 investment positions, issued by 1,503 entities, and totaled approximately $5.5 billion in fair value. This portfolio was 94.9% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At March 31, 2012, 94.8% of these combined portfolios were investment grade, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities(1)

(Dollars in millions)

	Percent of Portfolio Fair Value		March 31, 2012
	December 31, 2011	March 31, 2012	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA (2)	4.9%	4.2%	$229.1	$208.5
AA (2)	39.6	37.8	2,076.7	1,902.2
A	24.8	25.1	1,379.4	1,235.7
BBB	25.5	27.8	1,537.1	1,427.1
BB	2.8	2.8	153.1	148.1
B	2.1	2.0	110.1	105.1
CCC or lower	0.3	0.3	14.5	14.8
Not rated (3)	-	-	0.1	*

Total fixed maturity securities	100.0%	100.0%	$5,500.1	$5,041.5

Equity securities
AAA	-	-	-	-
AA	15.7%	15.1%	$4.2	$4.1
A	12.7	16.6	4.6	5.1
BBB	44.0	41.7	11.6	10.3
BB	26.1	25.2	7.0	4.8
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated (4)	1.5	1.4	0.4	*

Total equity securities	100.0%	100.0%	$27.8	$24.3

Total			$5,527.9	$5,065.8

*	Less than $0.1 million.
(1)

Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)

During 2011, S&P and Moody’s concluded on their respective evaluations of ratings for debt issued by the U.S. government. On August 2, 2011, Moody’s affirmed its Aaa rating, with an outlook of negative. On August 5, 2011, S&P reduced its AAA long-term rating one notch to AA+, with an outlook of negative. At March 31, 2012, the AA rated fair value amount included $515.7 million of U.S. government and federally sponsored agency securities and $585.7 million of mortgage-backed securities issued by U.S. government and federally sponsored agencies.

(3)	Included in this category is $0.1 million fair value of private placement securities not rated by either S&P or Moody’s.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At March 31, 2012, total fair value of the Company’s European fixed maturity securities direct exposure was $170.6 million with a net unrealized gain of $9.9 million. The Company generally defines its country classification by issuer country of incorporation or domicile where appropriate. Given the economic, fiscal and political uncertainties surrounding a number of European countries, especially Greece, Ireland, Italy, Portugal and Spain (collectively “GIIPS”) and France, the Company closely monitors its direct European securities exposures. At March 31, 2012, the Company had no sovereign or equity security exposure in any European country, no exposure in the banking and finance industry in any of the GIIPS countries or France, no unfunded exposure related to its European securities holdings and no derivative or hedging instruments in its investment portfolio.

The Company also carefully monitors its indirect European securities exposure and analyzes a number of factors to understand and identify its indirect European exposure. While many factors are considered, it is difficult to know if all potential factors which may indirectly impact the Company’s investment portfolio have been identified. The factors the Company considers include, but are not limited to, the issuer’s parent-subsidiary relationship, principal place of business, management location, source of revenue streams, industry classification and asset characteristics. At March 31, 2012, the Company did not identify significant indirect exposure to European countries in its investment portfolio.

The following table summarizes the Company’s direct exposures by asset category related to selected groups of European countries and to Europe in total as of March 31, 2012.

	Sovereign		Banking		Other Corporate		Asset-backed		Total
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed Maturity Securities
GIIPS
Greece	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ireland	-	-	-	-	4.1	0.2	8.3	0.1	12.4	0.3
Italy	-	-	-	-	-	-	-	-	-	-
Portugal	-	-	-	-	-	-	-	-	-	-
Spain	-	-	-	-	9.6	(0.4)	-	-	9.6	(0.4)

Total GIIPS	-	-	-	-	13.7	(0.2)	8.3	0.1	22.0	(0.1)
France	-	-	-	-	8.9	1.2	-	-	8.9	1.2
United Kingdom	-	-	3.6	0.2	62.1	4.6	-	-	65.7	4.8
Other European
Countries (1)	-	-	24.9	1.5	36.8	2.3	12.3	0.2	74.0	4.0

Total	$-	$-	$28.5	$1.7	$121.5	$7.9	$20.6	$0.3	$170.6	$9.9

(1)	The Other European Countries category contains 5 countries with the total fair value amount for each country representing less than $32 million.

At March 31, 2012, the Company had $56.9 million fair value in commercial mortgage-backed securities (“CMBS”), all in the annuity and life portfolios, with gross unrealized losses of $2.5 million and a net unrealized gain of $1.8 million, resulting in an overall fair value to amortized cost ratio of 103.3%, compared to 99.0% at March 31, 2011. CMBS spreads widened notably in 2011 followed by narrowing in the first quarter of 2012. The concern over current economic weakness and its impact on commercial real estate values and rising commercial mortgage loan delinquencies has resulted in downward price pressure for certain CMBS securities. As a result of risk reduction actions since 2009, the Company reduced its holdings of conduit/fusion CMBS securities by $147 million of amortized cost, or 78%, compared to December 31, 2009. Over the previous 27 months, the Company has disposed of a portion of its CMBS portfolio; such disposals resulted in a net realized loss of $9.1 million for the three months ended March 31, 2012 and a net realized loss of $17.2 million for the two years ended December 31, 2011. At March 31, 2012, the Company’s CMBS portfolio was 94% investment grade, with an overall credit rating of A, and well diversified by property type, geography and sponsor.

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

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	March 31, 2012			December 31, 2011
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	4	$18.4	$ 2.1	4	$18.6	$ 2.2
AA	4	5.2	0.5	4	5.0	0.3
A	6	15.6	0.3	6	15.2	*
BBB	8	14.2	(1.0)	8	13.2	(1.9)
BB and below	2	3.5	(0.1)	6	18.8	(9.3)

Total	24	$56.9	$ 1.8	28	$70.8	$ (8.7)

Vintage year
2003 and prior	3	$ 5.1	$ 0.3	3	$4.9	$ 0.1
2004	7	9.7	(0.2)	7	9.6	(0.2)
2005	5	25.6	(0.8)	9	40.4	(10.5)
2006	7	11.7	1.0	7	11.3	0.6
2007	2	4.8	1.5	2	4.6	1.3

Total	24	$56.9	$ 1.8	28	$70.8	$ (8.7)

Property type
Conduit/Fusion	22	$43.4	$ 1.0	26	$57.1	$ (9.7)
Single borrower	2	13.5	0.8	2	13.7	1.0

Total	24	$56.9	$ 1.8	28	$70.8	$ (8.7)

*	Less than $0.1 million.

At March 31, 2012, the Company had $438.8 million fair value in financial institution bonds and preferred stocks with a net unrealized gain of $25.3 million. The Company’s holdings in this sector are primarily large, well-recognized institutions, which were broadly supported by government intervention and credit enhancement programs during the 2008 credit crisis.

At March 31, 2012, the Company had $1,451.7 million fair value invested in municipal bonds with a net unrealized gain of $132.0 million. Of the geographically diversified municipal bond holdings, approximately 48% are tax-exempt and 77% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of these securities was AA-, with approximately 28% of the value insured at March 31, 2012. This represents approximately 7% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers or other forms of guarantee. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio also was AA- at March 31, 2012.

At March 31, 2012, the fixed maturity securities and equity securities portfolios had a combined $18.7 million pretax of gross unrealized losses on $451.4 million fair value related to 168 positions. Of this amount, $9.3 million of pretax gross unrealized losses were on $366.8 million fair value for 125 positions that had been in a continuous unrealized loss position for 9 months or less.

Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 10 were trading below 80% of book value at March 31, 2012 and were not considered other-than-temporarily impaired. These positions included structured securities and corporate securities. The 10 securities with fair values below 80% of book value at March 31, 2012 had fair value of $18.0 million, representing 0.3% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $5.9 million.

The persisting global uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain investments. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows at March 31, 2012.

The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2012 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any events that call into question the ability of the issuers of the securities to honor their contractual commitments. Therefore, no impairment of these securities was recorded at March 31, 2012. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Three Months Ended March 31,		Change From Prior Year
	2012	2011	Percent	Amount

Property and casualty	$93.2	$95.3	-2.2%	$(2.1)
Annuity	(0.2)	0.2	N.M .	(0.4)
Life	14.9	15.1	-1.3%	(0.2)

Total	$107.9	$110.6	-2.4%	$(2.7)

Property and casualty catastrophe losses, included above	$5.9	$8.0	-26.3%	$(2.1)

N.M. – Not meaningful.

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended March 31,
	2012	2011
Incurred claims and claim expenses:
Claims occurring in the current year	$97.2	$98.0
Decrease in estimated reserves for claims occurring in prior years	(4.0)	(2.7)

Total claims and claim expenses incurred	$93.2	$95.3

Property and casualty loss ratio:
Total	69.0%	69.3%
Effect of catastrophe costs, included above	4.4%	5.8%
Effect of prior years’ reserve development, included above	-3.0%	-2.0%

For the three months ended March 31, 2012, the Company’s benefits, claims and settlement expenses decreased $2.7 million, or 2.4%, compared to the prior year, primarily reflecting a $2.1 million decrease in property and casualty catastrophe losses in the current period, as well as a notable reduction in Florida sinkhole loss costs. In the first quarter of 2012, the Company also experienced an increase in automobile non-catastrophe losses reflecting higher frequency of loss for the current accident year -- predominantly from bodily injury coverages.

The current period favorable development of prior years’ property and casualty reserves of $4.0 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2011 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile and homeowners loss emergence for accident year 2011.

For the three months ended March 31, 2012, the voluntary automobile loss ratio of 71.8% increased by 6.2 percentage points compared to the prior year, including development of prior years’ reserves that had a 0.8 percentage point greater favorable impact in the current period, higher catastrophe losses for this line of business which represented a 0.3 percentage point increase in the current accident year loss ratio, and the unfavorable impact of an increase in loss frequency in 2012. The homeowners loss ratio of 63.1% for the three months ended March 31, 2012 decreased 13.4 percentage points compared to a year earlier, including a 5.5 percentage point decrease due to the lower level of catastrophe costs. Catastrophe costs represented 11.9 percentage points of the homeowners loss ratio for the current period compared to 17.4 percentage points for the prior year. The homeowners loss ratio reflected a decrease of 1.4 percentage points in the first quarter of 2012 attributable to favorable development of prior years’ reserves in the current period, compared to no impact in the first quarter of 2011. The Company’s sinkhole loss costs for the current period reflected a favorable impact from the Company’s Florida homeowners policy non-renewal program. Excluding claim settlement expenses, Florida sinkhole losses incurred for the first three months of 2012 were zero compared to $4.7 million incurred in the first quarter of 2011.

For the annuity segment, benefits in the current quarter decreased $0.4 million, compared to the prior year. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.4 million at March 31, 2012, compared to $0.6 million at December 31, 2011 and $0.3 million at March 31, 2011. The changes in this reserve in both the current period and 2011 reflected the impact of financial market performance.

For the life segment, benefits in the current quarter decreased $0.2 million compared to a year earlier, including a decrease in mortality costs in the current period.

Interest Credited to Policyholders

	Three Months Ended March 31,		Change From Prior Year
	2012	2011	Percent	Amount

Annuity	$29.6	$27.2	8.8%	$2.4
Life	10.4	10.2	2.0%	0.2

Total	$40.0	$37.4	7.0%	$2.6

Compared to the first three months of 2011, the current year increase in annuity segment interest credited reflected an 11.5% increase in average accumulated fixed deposits, partially offset by an 11 basis point decline in the average annual interest rate credited to 3.97%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the three months ended March 31, 2012 and 2011 were 211 basis points and 202 basis points, respectively. The net interest spread increase reflected both improvements in the Company’s investment income earned and crediting rate decreases.

As of March 31, 2012, fixed annuity account values totaled $3.1 billion, including $2.9 billion of deferred annuities. Of the deferred annuity account values, 33% had minimum guaranteed interest rates of 3% or lower while 59% had minimum guaranteed rates of 4.5% or greater. For $2.3 billion, or approximately 82%, of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the potential for continued low reinvestment interest rates, the potential exists for fixed annuity spread compression in future periods.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $17.8 million for the first three months of 2012 compared to $19.2 million for the same period in 2011. At March 31, 2012, the evaluation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $2.6 million, which primarily reflected the impact of favorable financial market performance; this compares to a decrease in amortization of $0.9 million from a similar evaluation at March 31, 2011. For the life segment, the March 31, 2012 evaluation of deferred policy acquisition costs resulted in a $0.1 million increase in amortization, compared to a $0.2 million increase recorded as a result of the March 31, 2011 evaluation.

Operating Expenses

For the first three months of 2012, operating expenses of $37.9 million increased 2.2%, or $0.8 million, compared to the same period in the prior year. The property and casualty expense ratio of 26.0% for the three months ended March 31, 2012 increased 0.3 percentage point compared to the prior year expense ratio of 25.7%, consistent with management’s expectations for the current year.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.8% and 29.9% for the three months ended March 31, 2012 and 2011, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.4 and 6.5 percentage points for the three months ended March 31, 2012 and 2011, respectively.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2012, the Company had federal income tax returns for the 2007 through 2011 tax years open and subject to adjustment upon examination by taxing authorities. In 2011, the IRS completed an examination of tax years through 2009 resulting in additional tax expense of less than $0.1 million. The Company has recorded less than $0.1 million of uncertain tax position liabilities including interest related to all open tax years as of March 31, 2012.

Net Income

For the three months ended March 31, 2012, the Company’s net income of $26.7 million represented an increase of $0.9 million, or 3%, compared to the prior year, reflecting improved earnings across all three of the Company’s operating segments. After-tax net realized investment gains decreased by $3.4 million between periods. For the property and casualty segment, net income of $13.2 million reflected an increase of $0.8 million compared to the first quarter of 2011, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserves, which more than offset an increase in automobile current accident year losses. Including all factors, the property and casualty combined ratio of 95.0% for the first quarter of 2012 was equal to the same period in 2011. Annuity segment net income of $11.6 million for the current period increased notably compared to the first three months of 2011, reflecting an increase in the interest margin as well as the positive impact from the evaluation of deferred policy acquisition costs -- primarily due to the favorable relative performance of the financial markets. Life segment net income of $5.2 million increased $1.0 million, primarily due to lower mortality costs in the current period.

Net income by segment and net income per share were as follows:

	Three Months Ended March 31,		Change From Prior Year
	2012	2011	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$13.2	$12.4	6.5%	$0.8
Annuity	11.6	8.4	38.1%	3.2
Life	5.2	4.2	23.8%	1.0
Corporate and other (1)	(3.3)	0.8	N.M .	(4.1)

Net income	$26.7	$25.8	3.5%	$ 0.9

Effect of catastrophe costs, after tax, included above	$(3.8)	$ (5.2)	-26.9%	$ 1.4

Effect of realized investment gains, after tax, included above	$ 0.3	$ 3.7	-91.9%	$(3.4)

Diluted:
Net income per share	$0.64	$ 0.62	3.2%	$0.02

Weighted average number of shares and equivalent shares (in millions)	41.5	41.7	-0.5%	(0.2)

Property and casualty combined ratio:
Total	95.0%	95.0%	-	-
Effect of catastrophe costs, included above	4.4%	5.8%	N.M .	-1.4%
Effect of prior years’ reserve development, included above	-3.0%	-2.0%	N.M .	-1.0%

N.M. – Not meaningful.

(1)

The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three months ended March 31, 2012, the changes in net income for the property and casualty, annuity and life segments are described above.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the three months ended March 31, 2012 and 2011, net realized investment gains after tax were $0.3 million and $3.7 million, respectively.

For the corporate and other segment, a lower level of net realized investment gains was the primary driver of the net loss in the current period compared to net income for the first quarter of 2011.

Return on average shareholders’ equity based on net income was 7% and 10% for the trailing 12 months ended March 31, 2012 and 2011, respectively.

The accounting guidance adopted by the Company effective January 1, 2012 is described in “Notes to Consolidated Financial Statements -- Note 1 -- Basis of Presentation -- Adopted Accounting Standards”.

Outlook for 2012

At the time of this Quarterly Report on Form 10-Q, management estimates that 2012 full year net income before realized investment gains and losses will be within a range of $1.80 to $2.00 per diluted share. This projection builds on the Company’s solid underlying earnings in 2011 and anticipates an improvement of approximately 8 to 10 percentage points in the property and casualty combined ratio, driven by improved underlying results in the property line as well as a substantial decrease in catastrophe losses compared to 2011. Management expects that the combined annuity and life earnings will be comparable to 2011, with a modest decline in fixed annuity spreads offset by growth in assets under management and an 8 to 10 percent increase in the S&P 500 Index. This earnings guidance incorporates the impact of the January 1, 2012 adoption of accounting guidance related to deferral of costs associated with acquiring or renewing insurance contracts which is described in “Notes to Consolidated Financial Statements -- Note 1 -- Basis of Presentation -- Adopted Accounting Standards”. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2012 and 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2012, net cash provided by operating activities increased compared to the same period in 2011, primarily due to an increase in investment income collected.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2012 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $71 million, of which $18 million was paid during the three months ended March 31, 2012. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in the first three months of 2012. For the three months ended March 31, 2012, receipts from annuity contracts decreased $0.5 million, or 0.5%, compared to the same period in the prior year, as described in “Results of Operations -- Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values decreased $2.6 million, or 4.6%, compared to the prior year.

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

The total capital of the Company was $1,326.6 million at March 31, 2012, including $199.8 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 22.7% of total capital excluding unrealized investment gains and losses (17.9% including unrealized investment gains and losses) at March 31, 2012, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,088.8 million at March 31, 2012, including a net unrealized gain in the Company’s investment portfolio of $280.8 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $700.8 million and $17.62, respectively, at March 31, 2012. Book value per share was $27.37 at March 31, 2012 ($20.31 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at March 31, 2012 is included in “Results of Operations -- Net Realized Investment Gains and Losses”.

Total shareholder dividends were $5.4 million for the three months ended March 31, 2012. In March 2012, the Board of Directors announced regular quarterly dividends of $0.13 per share.

During the first three months of 2012, the Company repurchased 200,120 shares of its common stock, or 0.5% of the outstanding shares on December 31, 2011, at an aggregate cost of $3.3 million, or an average price per share of $16.65 under its $50.0 million share repurchase program, which is further described in “Notes to Consolidated Financial Statements -- Note 6 -- Shareholders’ Equity and Stock Options” of the Company’s Annual Report on 10-K for the year ended December 31, 2011. The repurchase of shares was financed through use of cash. As of March 31, 2012, $44.6 million remained authorized for future share repurchases.

As of March 31, 2012, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of March 31, 2012, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of March 31, 2012, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on October 6, 2015. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.49%, as of March 31, 2012). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2012. During the three months ended March 31, 2012, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

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

Financial Ratings

HMEC’s principal insurance subsidiaries are rated by S&P, Moody’s and A.M. Best Company, Inc. (“A.M. Best”). These rating agencies have also assigned ratings to the Company’s long-term debt securities. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, the Company’s access to sources of capital, cost of capital, and competitive position.

Assigned ratings as of April 30, 2012 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of April 30, 2012
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best
Horace Mann Life Insurance Company	A (stable)	N.A.
HMEC’s property and casualty subsidiaries	A- (stable)	N.A.
HMEC	N.A.	bbb (stable)

N.A. – Not applicable.

(1)	This agency has not yet rated Horace Mann Lloyds.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business -- Property and Casualty Segment -- Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. Subsequent to the February 29, 2012 SEC filing of the Company’s recent Form 10-K, information received from the FHCF indicated that the Company’s maximum for the 2011-2012 contract period had been revised to $23.2 million from $22.7 million, based on the FHCF’s financial resources, with no change in the retention, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida. The FHCF contract is a one-year contract effective June 1, 2011.

Information regarding the reinsurance program for the Company’s life segment is located in “Business -- Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 4:   Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2012 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A: Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December  31, 2011.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on December 7, 2011 the Company’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended March 31, 2012, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

January 1 – 31	42,255	$14.29	42,255	$47.4 million
February 1 – 29	46,660	$16.84	46,660	$46.6 million
March 1 – 31	111,205	$17.47	111,205	$44.6 million

Total	200,120	$16.65	200,120	$44.6 million

Item 5:   Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2012 which has not been filed with the SEC.

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

	10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.16(a)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.16(a) to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

Exhibit No.		Description

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)
Date	May 10, 2012	/s/ Peter H. Heckman

Peter H. Heckman
President and Chief Executive Officer
Date	May 10, 2012	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President and Chief Financial Officer
Date	May 10, 2012	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2012

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. Management contracts and compensatory plans are indicated by an asterisk (*).

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

10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.16(a)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.16(a) to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

(11) Statement regarding computation of per share earnings.

(15) KPMG LLP letter regarding unaudited interim financial information.

Exhibit No.		Description

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase