Form 10-Q
period 2012-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2012-08-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 39,379,620 shares of Common Stock, par value $0.001 per share, were outstanding, net of 22,741,229 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2012, the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements.

As discussed in note 1 to the consolidated financial statements, in 2012 the Company changed its method of accounting for deferred policy acquisition costs with retrospective application.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

August 9, 2012

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)	As Adjusted
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2012, $5,146,873; 2011, $4,984,389)	$5,694,726	$5,421,832
Equity securities, available for sale, at fair value (cost 2012, $37,199; 2011, $23,070)	38,035	26,774
Short-term and other investments	216,856	228,902

Total investments	5,949,617	5,677,508
Cash	31,495	7,452
Deferred policy acquisition costs	216,322	216,456
Goodwill	47,396	47,396
Other assets	231,047	212,593
Separate Account (variable annuity) assets	1,348,077	1,273,764

Total assets	$7,823,954	$7,435,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$3,073,991	$2,945,107
Interest-sensitive life contract liabilities	753,039	743,384
Unpaid claims and claim expenses	312,803	294,809
Future policy benefits	211,200	208,715
Unearned premiums	205,255	208,963

Total policy liabilities	4,556,288	4,400,978
Other policyholder funds	93,903	99,747
Other liabilities	444,371	367,583
Short-term debt	38,000	38,000
Long-term debt	199,777	199,744
Separate Account (variable annuity) liabilities	1,348,077	1,273,764

Total liabilities	6,680,416	6,379,816

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2012, 62,090,696; 2011, 61,803,462	62	62
Additional paid-in capital	378,017	373,384
Retained earnings	869,729	840,644
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	334,644	268,222
Net funded status of pension and other postretirement benefit obligations	(16,242)	(16,242)
Treasury stock, at cost, 2012, 22,733,087 shares; 2011, 22,028,030 shares	(422,672)	(410,717)

Total shareholders’ equity	1,143,538	1,055,353

Total liabilities and shareholders’ equity	$7,823,954	$7,435,169

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		As Adjusted		As Adjusted
Revenues
Insurance premiums and contract charges earned	$166,335	$166,345	$331,839	$333,031
Net investment income	76,334	71,689	152,009	142,158
Net realized investment gains	9,905	5,796	10,298	11,553
Other income	1,652	1,521	4,703	3,082

Total revenues	254,226	245,351	498,849	489,824

Benefits, losses and expenses
Benefits, claims and settlement expenses	130,984	163,809	238,862	274,410
Interest credited	40,454	38,273	80,433	75,699
Policy acquisition expenses amortized	22,302	20,560	40,132	39,727
Operating expenses	38,577	35,986	76,427	72,975
Interest expense	3,554	3,477	7,110	6,954

Total benefits, losses and expenses	235,871	262,105	442,964	469,765

Income (loss) before income taxes	18,355	(16,754)	55,885	20,059
Income tax expense (benefit)	5,252	(4,903)	16,111	6,103

Net income (loss)	$13,103	$(11,851)	$39,774	$13,956

Net income (loss) per share
Basic	$0.33	$(0.30)	$1.00	$0.35

Diluted	$0.32	$(0.30)	$0.96	$0.34

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,544	39,893	39,669	39,822
Diluted	41,304	39,893	41,414	41,446

Net realized investment gains
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of losses recognized in other comprehensive income	—	—	—	—

Net other-than-temporary impairment losses on securities recognized in earnings	—	—	—	—
Net realized gains	9,905	5,796	10,298	11,553

Total	$9,905	$5,796	$10,298	$11,553

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		As Adjusted		As Adjusted
Comprehensive income
Net income (loss)	$13,103	$(11,851)	$39,774	$13,956
Other comprehensive income, net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	53,839	47,310	66,422	43,540
Change in net funded status of pension and other postretirement benefit obligations	—	—	—	—

Other comprehensive income	53,839	47,310	66,422	43,540

Total	$66,942	$35,459	$106,196	$57,496

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended
	June 30,
	2012	2011
		As Adjusted
Common stock, $0.001 par value
Beginning balance	$62	$61
Options exercised, 2012, 190,897 shares; 2011, 136,290 shares	—	1
Conversion of common stock units, 2012, 10,696 shares; 2011, 15,715 shares	—	—
Conversion of restricted stock units, 2012, 85,641 shares; 2011, 170,876 shares	—	—

Ending balance	62	62

Additional paid-in capital
Beginning balance	373,384	367,448
Options exercised and conversion of common stock units and restricted stock units	3,773	4,247
Share-based compensation expense	860	819

Ending balance	378,017	372,514

Retained earnings
Beginning balance	840,644	823,579
Cumulative effect of change in accounting principle, net of taxes	—	(34,447)
Net income	39,774	13,956
Cash dividends, 2012, $0.26 per share; 2011, $0.22 per share	(10,689)	(9,094)

Ending balance	869,729	793,994

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	251,980	96,582
Cumulative effect of change in accounting principle, net of taxes	—	1,531
Change in net unrealized gains and losses on fixed maturities and equity securities	66,422	43,540
Change in net funded status of pension and other postretirement benefit obligations	—	—

Ending balance	318,402	141,653

Treasury stock, at cost
Beginning balance, 2012, 22,028,030 shares; 2011, 21,813,196 shares	(410,717)	(407,663)
Acquisition of shares, 2012, 705,057 shares; 2011, 60,126 shares	(11,955)	(1,007)

Ending balance, 2012, 22,733,087 shares; 2011, 21,873,322 shares	(422,672)	(408,670)

Shareholders’ equity at end of period	$1,143,538	$899,553

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows - operating activities
Premiums collected	$326,111	$328,356
Policyholder benefits paid	(237,481)	(274,337)
Policy acquisition and other operating expenses paid	(119,085)	(125,321)
Federal income taxes paid	(13,643)	(4,130)
Investment income collected	149,237	135,894
Interest expense paid	(7,041)	(6,784)
Other	(3,362)	(3,027)

Net cash provided by operating activities	94,736	50,651

Cash flows - investing activities
Fixed maturities
Purchases	(707,267)	(688,483)
Sales	279,529	211,284
Maturities, paydowns, calls and redemptions	300,839	207,391
Net cash provided by short-term and other investments	4,200	174,270

Net cash used in investing activities	(122,699)	(95,538)

Cash flows - financing activities
Dividends paid to shareholders	(10,689)	(9,094)
Acquisition of treasury stock	(11,955)	—
Exercise of stock options	2,316	2,127
Annuity contracts, variable and fixed
Deposits	188,446	188,770
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(114,044)	(113,693)
Life policy accounts
Deposits	785	917
Withdrawals and surrenders	(2,630)	(2,560)
Change in bank overdrafts	(223)	10,813

Net cash provided by financing activities	52,006	77,280

Net increase in cash	24,043	32,393

Cash at beginning of period	7,452	5,928

Cash at end of period	$31,495	$38,321

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012 and 2011

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2012, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and the consolidated changes in shareholders’ equity and cash flows for the six months ended June 30, 2012 and 2011. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2012 presentation and, as described below, has retrospectively applied new accounting guidance regarding deferred policy acquisition costs.

Note 1 - Basis of Presentation-(Continued)

Adopted Accounting Standards

Costs Associated with Acquiring or Renewing Insurance Contracts

Effective January 1, 2012, the Company adopted accounting guidance which was issued to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance allows an insurance entity to capitalize only incremental and certain direct costs related to the successful acquisition of new or renewal insurance contracts. Management elected retrospective application of the new guidance resulting in a downward adjustment to the deferred policy acquisition costs (“DAC”) asset with a corresponding decrease to beginning shareholders’ equity, net of applicable deferred taxes. The adoption of this accounting guidance reduces expense deferrals and amortization, with a minimal net effect on the Company’s results of operations.

As a result of the adopted accounting change, net income (loss) per share (basic and diluted) did not change. Other financial statement amounts previously reported were revised as shown below:

	As of December 31,
	2011	2010
Total shareholders’ equity
As previously reported	$1,086,926	$880,007
Effect of change in accounting principle, net of taxes:
Retained earnings	(34,425)	(34,447)
Accumulated other comprehensive income (loss), net of taxes (Net unrealized gains and losses on fixed maturities and equity securities)	2,852	1,531

As adjusted	$1,055,353	$847,091

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Net income (loss)
As previously reported	$(11,817)	$14,124
Effect of change in accounting principle, net of taxes	(34)	(168)

As adjusted	$(11,851)	$13,956

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

	Percent of Total Fair Value		June 30, 2012
	June 30,	December 31,	Fair	Amortized
	2012	2011	Value	Cost
Estimated expected maturity:
Due in 1 year or less	4.4%	4.8%	$251,582	$227,379
Due after 1 year through 5 years	18.4	19.4	1,049,930	948,923
Due after 5 years through 10 years	36.3	33.2	2,062,870	1,864,414
Due after 10 years through 20 years	21.1	22.1	1,201,837	1,086,216
Due after 20 years	19.8	20.5	1,128,507	1,019,941

Total	100.0%	100.0%	$5,694,726	$5,146,873

Average option-adjusted duration, in years	6.3	6.4

Proceeds received from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Proceeds received	$121,228	$80,018	$279,529	$211,284
Gross gains realized	8,461	5,139	17,362	9,682
Gross losses realized	(2,684)	—	(11,829)	(83)

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Compared to December 31, 2011, the 2012 improvement in unrealized investment gains and losses was due to lower yields on U.S. Treasury securities and narrowing credit spreads across virtually all asset classes, the combination of which resulted in an increase in net unrealized gains for the Company’s holdings of municipal securities, corporate securities, U.S. government and agency securities and other mortgage-backed securities. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of June 30, 2012 and December 31, 2011 were as follows:

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (2)
June 30, 2012
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$552,090	$77,445	$5	$629,530	$—
Other	451,983	37,070	103	488,950	—
Municipal bonds	1,349,819	162,108	2,419	1,509,508	—
Foreign government bonds	48,503	7,103	—	55,606	—
Corporate bonds	2,174,764	250,421	10,720	2,414,465	—
Other mortgage-backed securities	569,714	29,943	2,990	596,667	2,435

Totals	$5,146,873	$564,090	$16,237	$5,694,726	$2,435

Equity securities	$37,199	$2,013	$1,177	$38,035	$—

December 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$532,554	$71,402	$144	$603,812	$—
Other	560,036	43,705	—	603,741	—
Municipal bonds	1,291,281	122,857	1,020	1,413,118	—
Foreign government bonds	44,529	5,095	—	49,624	—
Corporate bonds	1,967,229	205,413	16,098	2,156,544	—
Other mortgage-backed securities	588,760	22,024	15,791	594,993	2,136

Totals	$4,984,389	$470,496	$33,053	$5,421,832	$2,136

Equity securities	$23,070	$4,030	$326	$26,774	$—

(1)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $469,909 and $547,521; Federal Home Loan Mortgage Corporation (“FHLMC”) of $402,031 and $374,361; and Government National Mortgage Association (“GNMA”) of $133,390 and $124,515 as of June 30, 2012 and December 31, 2011, respectively.
(2)	Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance. Amounts also include unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Note 2 - Investments-(Continued)

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$298,096	$114,515	$284,338	$118,498
Change in unrealized investment gains and losses	61,869	53,217	75,867	52,976
Reclassification of net realized investment (gains) losses to net income	(3,861)	(3,765)	(4,101)	(7,507)

End of period	$356,104	$163,967	$356,104	$163,967

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$2,238	$2,497	$2,408	$2,139
Change in unrealized investment gains and losses	882	391	727	749
Reclassification of net realized investment (gains) losses to net income	(2,577)	(3)	(2,592)	(3)

End of period	$543	$2,885	$543	$2,885

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of June 30, 2012 and 2011 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Six Months Ended
	June 30,
	2012	2011
Cumulative credit loss (1)
Beginning of period	$3,957	$4,518
New credit losses	—	—
Losses related to securities sold or paid down during the period	—	(561)

End of period	$3,957	$3,957

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis. The definition, reporting and disclosure of “credit loss” was effective as of April 1, 2009.

Note 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at June 30, 2012 and December 31, 2011, respectively. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2012 — which was driven largely by spread widening, financial market illiquidity, market volatility and changes in interest rates from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at June 30, 2012.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$5,996	$1	$1,350	$4	$7,346	$5
Other	26,947	103	—	—	26,947	103
Municipal bonds	75,552	1,743	3,359	676	78,911	2,419
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	99,779	4,315	30,434	6,405	130,213	10,720
Other mortgage-backed securities	46,185	1,392	32,837	1,598	79,022	2,990

Total fixed maturity securities	254,459	7,554	67,980	8,683	322,439	16,237
Equity securities (1)	9,390	1,173	12	4	9,402	1,177

Combined totals	$263,849	$8,727	$67,992	$8,687	$331,841	$17,414

Number of positions with a gross unrealized loss	189		37		226

Fair value as a percentage of total fixed maturities and equity securities fair value	4.6%		1.2%		5.8%

December 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$3,519	$133	$1,511	$11	$5,030	$144
Other	—	—	—	—	—	—
Municipal bonds	24,047	270	19,309	750	43,356	1,020
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	273,209	9,752	26,977	6,346	300,186	16,098
Other mortgage-backed securities	115,986	3,222	36,944	12,569	152,930	15,791

Total fixed maturity securities	416,761	13,377	84,741	19,676	501,502	33,053
Equity securities (1)	—	—	4,865	326	4,865	326

Combined totals	$416,761	$13,377	$89,606	$20,002	$506,367	$33,379

Number of positions with a gross unrealized loss	159		44		203

Fair value as a percentage of total fixed maturities and equity securities fair value	7.7%		1.6%		9.3%

(1)	Includes primarily nonredeemable (perpetual) preferred stocks and also common stocks.

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

Investments

For fixed maturity securities, each month the Company obtains prices from its investment managers and custodian bank. Fair values for the Company’s fixed maturity securities are based primarily on prices provided by its investment managers as well as its custodian bank for certain securities. The prices from the custodian bank are compared to prices from the investment managers. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, sector groupings, matrix pricing, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 91% of the portfolio, based on fair value, was priced through pricing services or index priced as of June 30, 2012. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis utilizing observable inputs, the securities were generally classified as Level 2. There were no significant changes to the valuation process in the first six months of 2012.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on observable market information such as interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in the first six months of 2012.

Short-term and other investments are comprised of short-term fixed income securities, policy loans, limited liability company interests and mortgage loans. For short-term fixed income securities, because of the nature of these assets, carrying amounts generally approximate fair values, which have been determined from public quotations, when available. The fair value of policy loans is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. The fair value of limited liability company interests is measured at net asset value. The fair value of mortgage loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

Note 3 - Fair Value of Financial Instruments-(Continued)

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

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. At June 30, 2012, Level 3 invested assets below comprised approximately 2.1% of the Company’s total investment portfolio fair value.

	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2012
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$629,530	$629,530	$—	$629,530	$—
Other	488,950	488,950	21,616	467,334	—
Municipal bonds	1,509,508	1,509,508	—	1,509,508	—
Foreign government bonds	55,606	55,606	—	55,606	—
Corporate bonds	2,414,465	2,414,465	22,018	2,335,988	56,459
Other mortgage-backed securities	596,667	596,667	—	583,756	12,911

Total fixed maturities	5,694,726	5,694,726	43,634	5,581,722	69,370
Equity securities	38,035	38,035	4,670	32,980	385
Short-term investments	33,453	33,453	33,453	—	—
Other investments (1)	52,308	52,308	—	—	52,308

Totals	5,818,522	5,818,522	81,757	5,614,702	122,063
Separate Account (variable annuity) assets	1,348,077	1,348,077	—	1,348,077	—
Financial Liabilities	—	—	—	—	—

December 31, 2011
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$603,812	$603,812	$—	$603,812	$—
Other	603,741	603,741	64,444	539,297	—
Municipal bonds	1,413,118	1,413,118	—	1,413,118	—
Foreign government bonds	49,624	49,624	—	49,624	—
Corporate bonds	2,156,544	2,156,544	25,486	2,042,802	88,256
Other mortgage-backed securities	594,993	594,993	—	590,461	4,532

Total fixed maturities	5,421,832	5,421,832	89,930	5,239,114	92,788
Equity securities	26,774	26,774	9,036	17,353	385
Short-term investments	100,442	100,442	97,929	2,513	—
Other investments (1)	—	—	—	—	—

Totals	5,549,048	5,549,048	196,895	5,258,980	93,173
Separate Account (variable annuity) assets	1,273,764	1,273,764	—	1,273,764	—
Financial Liabilities	—	—	—	—	—

(1)	Portion of the Other Investments amount reported in the Consolidated Balance Sheet which is measured and carried at fair value on a recurring basis.

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the six months ended June 30, 2012. The following tables present reconciliations for the three and six months ended June 30, 2012 and 2011 for all Level 3 assets measured at fair value on a recurring basis.

	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Other Investments	Total
Financial Assets
Beginning balance, April 1, 2012	$89,920	$13,065	$102,985	$385	$26,185	$129,555
Transfers into Level 3 (1)	9,407	—	9,407	—	—	9,407
Transfers out of Level 3 (1)	(45,460)	—	(45,460)	—	—	(45,460)
Total gains or losses
Net realized gains (losses) included in net income	—	—	—	—	1,123	1,123
Net unrealized gains (losses) included in other comprehensive income	2,725	9	2,734	—	—	2,734
Purchases	—	—	—	—	25,000	25,000
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Paydowns and maturities	(133)	(163)	(296)	—	—	(296)

Ending balance, June 30, 2012	$56,459	$12,911	$69,370	$385	$52,308	$122,063

Beginning balance, January 1, 2012	$88,256	$4,532	$92,788	$385	$—	$93,173
Transfers into Level 3 (1)	18,240	8,504	26,744	—	—	26,744
Transfers out of Level 3 (1)	(50,707)	—	(50,707)	—	—	(50,707)
Total gains or losses
Net realized gains (losses) included in net income	—	—	—	—	2,308	2,308
Net unrealized gains (losses) included in other comprehensive income	946	165	1,111	—	—	1,111
Purchases	—	—	—	—	50,000	50,000
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Paydowns and maturities	(276)	(290)	(566)	—	—	(566)

Ending balance, June 30, 2012	$56,459	$12,911	$69,370	$385	$52,308	$122,063

(1)	Transfers into and out of Level 3 during the periods ended June 30, 2012 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as of the ending date of the reporting period.

Note 3 - Fair Value of Financial Instruments-(Continued)

	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, April 1, 2011	$33,557	$877	$34,434	$396	$34,830
Transfers into Level 3 (1)	17,389	—	17,389	—	17,389
Transfers out of Level 3 (1)	(2,335)	—	(2,335)	—	(2,335)
Total gains or losses
Net realized gains (losses) included in net income	—	—	—	—	—
Net unrealized gains (losses) included in other comprehensive income	967	6	973	(12)	961
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Paydowns and maturities	(293)	(59)	(352)	—	(352)

Ending balance, June 30, 2011	$49,285	$824	$50,109	$384	$50,493

Beginning balance, January 1, 2011	$45,244	$945	$46,189	$396	$46,585
Transfers into Level 3 (1)	17,389	—	17,389	—	17,389
Transfers out of Level 3 (1)	(13,725)	—	(13,725)	—	(13,725)
Total gains or losses
Net realized gains (losses) included in net income	—	—	—	—	—
Net unrealized gains (losses) included in other comprehensive income	845	14	859	(12)	847
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Paydowns and maturities	(468)	(135)	(603)	—	(603)

Ending balance, June 30, 2011	$49,285	$824	$50,109	$384	$50,493

(1)	Transfers into and out of Level 3 during the periods ended June 30, 2011 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

At June 30, 2012 and 2011, there were $2,308 and $0, respectively, realized gains included in earnings that were attributable to changes in the fair value of Level 3 assets still held.

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Disclosed, But Not Carried, at Fair Value

The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. The following table presents the carrying value, fair value and fair value hierarchy of these financial assets and financial liabilities at June 30, 2012 and December 31, 2011.

	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2012
Financial Assets
Investments
Other investments (1)	$131,095	$135,185	$—	$—	$135,185
Financial Liabilities
Fixed annuity contract liabilities	3,073,991	2,817,564	—	—	2,817,564
Policyholder account balances on interest-sensitive life contracts	78,988	76,065	—	—	76,065
Other policyholder funds	93,903	93,903	—	—	93,903
Short-term debt	38,000	38,000	—	38,000	—
Long-term debt	199,777	216,083	216,083	—	—

December 31, 2011
Financial Assets
Investments
Other investments (1)	$128,460	$132,522	$—	$—	$132,522
Financial Liabilities
Fixed annuity contract liabilities	2,945,107	2,699,295	—	—	2,699,295
Policyholder account balances on interest-sensitive life contracts	79,305	76,370	—	—	76,370
Other policyholder funds	99,747	99,747	—	—	99,747
Short-term debt	38,000	38,000	—	38,000	—
Long-term debt	199,744	214,218	214,218	—	—

(1)	Portion of the Other Investments amount reported in the Consolidated Balance Sheet which is not carried at fair value.

Note 4 - Debt

Indebtedness outstanding was as follows:

	June 30,	December 31,
	2012	2011
Short-term debt:
Bank Credit Facility	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $78 and $92 (6.1% imputed rate)	74,922	74,908
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $145 and $164 (6.9% imputed rate)	124,855	124,836

Total	$237,777	$237,744

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

Defined Benefit Plan and Supplemental Defined Benefit Plans

The following tables summarize the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and six months ended June 30, 2012 and 2011.

	Defined Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$—	$—	$—	$—
Other expenses	90	57	180	125
Interest cost	357	388	714	844
Expected return on plan assets	(606)	(556)	(1,212)	(1,210)
Settlement loss	459	—	918	—
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	513	408	1,026	888

Net periodic pension expense	$813	$297	$1,626	$647

	Supplemental Defined Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$—	$—	$—	$—
Other expenses	—	—	—	—
Interest cost	167	208	335	397
Expected return on plan assets	—	—	—	—
Settlement loss	—	—	—	—
Amortization of:
Prior service cost	31	33	62	63
Actuarial loss	245	173	490	329

Net periodic pension expense	$443	$414	$887	$789

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to eligible employees. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant. Funding of HRA accounts was $88 and $116 for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit:
Service cost	$—	$—	$—	$—
Interest cost	23	35	46	59
Amortization of prior service cost	—	—	—	—
Amortization of prior gains	(130)	(161)	(261)	(275)

Net periodic benefit	$(107)	$(126)	$(215)	$(216)

2012 Contributions

In 2012, there is a minimum funding requirement for the Company’s defined benefit plan. The following table discloses that minimum funding requirement, contributions made and expected full year contributions for the Company’s plans.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Defined Benefit Plan	Supplemental Defined Benefit Plans

Minimum funding requirement for 2012	$1,000	N/A	N/A
Contributions made in the six months ended June 30, 2012	373	$657	$270
Expected contributions (approximations) for the year ended December 31, 2012 as of the time of :
This Form 10-Q (1)	2,300	1,300	519
2011 Form 10-K (2)	2,300	1,300	519

N/A	- Not applicable.
(1)	HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(2)	HMEC’s Annual Report on Form 10-K for the year ended December 31, 2011, specifically “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits”.

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended June 30, 2012
Premiums written and contract deposits	$266,859	$7,505	$935	$260,289
Premiums and contract charges earned	173,166	7,676	845	166,335
Benefits, claims and settlement expenses	135,685	5,392	691	130,984

Three months ended June 30, 2011
Premiums written and contract deposits	$266,430	$8,228	$1,122	$259,324
Premiums and contract charges earned	173,968	8,637	1,014	166,345
Benefits, claims and settlement expenses	173,461	10,359	707	163,809

Six months ended June 30, 2012
Premiums written and contract deposits	$516,415	$14,768	$1,395	$503,042
Premiums and contract charges earned	345,556	15,131	1,414	331,839
Benefits, claims and settlement expenses	244,349	6,780	1,293	238,862

Six months ended June 30, 2011
Premiums written and contract deposits	$518,081	$16,214	$1,559	$503,426
Premiums and contract charges earned	348,670	17,222	1,583	333,031
Benefits, claims and settlement expenses	286,385	13,200	1,225	274,410

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		As Adjusted		As Adjusted
Insurance premiums and contract charges earned
Property and casualty	$135,616	$136,455	$270,662	$273,820
Annuity	5,537	4,751	10,502	9,507
Life	25,182	25,139	50,675	49,704

Total	$166,335	$166,345	$331,839	$333,031

Net investment income
Property and casualty	$9,356	$9,261	$18,228	$18,475
Annuity	49,718	45,213	99,258	89,447
Life	17,505	17,470	35,017	34,746
Corporate and other	1	(1)	1	(1)
Intersegment eliminations	(246)	(254)	(495)	(509)

Total	$76,334	$71,689	$152,009	$142,158

Net income (loss)
Property and casualty	$(4,127)	$(25,622)	$9,104	$(13,246)
Annuity	7,874	7,315	19,462	15,768
Life	6,130	5,845	11,295	10,048
Corporate and other	3,226	611	(87)	1,386

Total	$13,103	$(11,851)	$39,774	$13,956

	June 30, 2012	December 31, 2011
		As Adjusted
Assets
Property and casualty	$1,010,940	$957,266
Annuity	5,221,087	4,926,204
Life	1,506,800	1,459,919
Corporate and other	108,773	115,367
Intersegment eliminations	(23,646)	(23,587)

Total	$7,823,954	$7,435,169

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

For the three months ended June 30, 2012, the Company’s net income of $13.1 million represented an improvement of $24.9 million compared to the net loss of $11.8 million recorded in the prior year, reflecting a lower level of property and casualty catastrophe losses coupled with improved underlying earnings across all three of the Company’s operating segments. After-tax net realized investment gains increased by $2.7 million between periods. For the property and casualty segment, catastrophe losses were significant in the current period, although less severe than experienced in the prior year. The current period net loss of $4.1 million reflected an improvement of $21.5 million compared to a year earlier, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserve development, which more than offset an increase in automobile current accident year losses. Annuity segment net income of $7.9 million for the current period increased $0.5 million compared to the second quarter of 2011, reflecting an increase in the interest margin earned on fixed annuity assets partially offset by the negative impact from the evaluation of deferred policy acquisition costs — primarily due to the decline in performance of the financial markets. Life segment net income of $6.1 million increased $0.2 million compared to the prior year second quarter.

For the six months ended June 30, 2012, the Company’s net income of $39.8 million represented an improvement of $25.8 million compared to the prior year, reflecting a reduction in property and casualty catastrophe losses as well as improved underlying earnings across all three of the Company’s operating segments. After-tax net realized investment gains decreased by $0.7 million between periods. For the property and casualty segment, net income of $9.1 million reflected an increase of $22.3 million compared to the first half of 2011, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserves, which more than offset an increase in automobile current accident year losses. Including all factors, the property and casualty combined ratio was 103.9% for the first six months of 2012 compared to 114.7% for the same period in 2011. Annuity segment net income of $19.5 million for the current period increased notably compared to the first six months of 2011, primarily reflecting an increase in the interest margin earned on fixed annuity assets. Life segment net income of $11.3 million increased $1.2 million, primarily due to lower mortality costs in the current period.

Premiums written and contract deposits were comparable to the first six months of 2011. Property and casualty segment premiums written were also comparable to the prior year, as the favorable premium impact from increases in average premium per policy for both homeowners and automobile in the current year was offset by the reduced level of automobile and homeowners policies in force. Compared to increased levels of receipts in 2011, annuity deposits received in the current period were similar to the first half of last year, as a 5% increase in single deposit and rollover receipts in the current year was offset by a 5% decrease in scheduled deposit receipts. Life segment insurance premiums and contract deposits increased 1% compared to the first half of the prior year.

The Company’s book value per share was $29.06 at June 30, 2012, an increase of 29% compared to 12 months earlier. This increase reflected net income for the trailing 12 months and the improvement in unrealized investment gains and losses due to significantly lower yields on U.S. Treasury securities and somewhat stable credit spreads across virtually all asset classes, the combination of which caused an increase in unrealized gains for the Company’s holdings of corporate securities, municipal securities, government securities and mortgage-backed securities.

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

Valuation of Fixed Maturity and Equity Securities

For fixed maturity securities, each month the Company obtains prices from its investment managers and custodian bank. Fair values for the Company’s fixed maturity securities are based primarily on prices provided by its investment managers as well as its custodian bank for certain securities. The prices from the custodian bank are compared to prices from the investment managers. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, sector groupings, matrix pricing, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

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

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values obtained from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 91% of the portfolio, based on fair value, was priced through pricing services or index priced as of June 30, 2012. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis utilizing observable inputs, the securities were generally classified as Level 2. There were no significant changes to the valuation process during the first six months of 2012.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on observable market information such as interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what some market participants would use when pricing such securities. There were no significant changes to the valuation process in the first six months of 2012.

At June 30, 2012, Level 3 invested assets comprised approximately 2.1% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements — Note 3 — Fair Value of Financial Instruments”.

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

Effective January 1, 2012, the goodwill impairment test, as defined in the accounting guidance, allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity follows a two-step process. Recent accounting guidance did not change the existing two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of confirming and measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess, and the charge could have a material adverse effect on the Company’s results of operations.

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

Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. Management believes the Company’s continued depressed market capitalization is largely the result of current global financial market conditions and is similar to companies within the annuity and life insurance sector. There were no events or material changes in circumstances during the six months ended June 30, 2012 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes. The potential effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At June 30, 2012, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 3%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, based on capitalized annuity policy acquisition costs as of June 30, 2012 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.15 million and $0.25 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would impact amortization between $0.20 million and $0.30 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations — Policy Acquisition Expenses Amortized”. See also “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation — Adopted Accounting Standards — Costs Associated with Acquiring or Renewing Insurance Contracts” regarding new accounting guidance which the Company adopted effective January 1, 2012.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $11 million of net income based on net reserves as of June 30, 2012. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	June 30, 2012			December 31, 2011
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$69.3	$129.2	$198.5	$66.6	$129.2	$195.8
Automobile other	4.1	2.6	6.7	4.7	1.5	6.2
Homeowners	9.1	62.9	72.0	8.1	52.5	60.6
All other	3.0	17.0	20.0	1.7	16.8	18.5

Total	$85.5	$211.7	$297.2	$81.1	$200.0	$281.1

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At June 30, 2012, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income for the six months ended June 30, 2012 by approximately $5.5 million, primarily the result of favorable frequency and severity trends in voluntary automobile and homeowners losses for accident year 2011. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at June 30, 2012.

Information regarding the Company’s property and casualty claims and claims expense reserve development table as of December 31, 2011 is located in “Business — Property and Casualty Segment — Property and Casualty Reserves” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Information regarding property and casualty reserve reestimates for each of the years in the three year period ended December 31, 2011 is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2011 — Benefits, Claims and Settlement Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2012	2011	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$265.7	$265.9	-0.1%	$(0.2)
Involuntary and other property & casualty	1.4	1.5	-6.7%	(0.1)

Total property & casualty	267.1	267.4	-0.1%	(0.3)
Annuity deposits	188.4	188.8	-0.2%	(0.4)
Life	47.5	47.2	0.6%	0.3

Total	$503.0	$503.4	-0.1%	$(0.4)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2012	2011	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$269.6	$273.1	-1.3%	$(3.5)
Involuntary and other property & casualty	1.0	0.7	42.9%	0.3

Total property & casualty	270.6	273.8	-1.2%	(3.2)
Annuity	10.5	9.5	10.5%	1.0
Life	50.7	49.7	2.0%	1.0

Total	$331.8	$333.0	-0.4%	$(1.2)

For the three months ended June 30, 2012, the Company’s premiums written and contracts deposits of $260.2 million increased $0.9 million, or 0.3%, primarily reflecting a comparable increase in property and casualty premiums written. For the six months ended June 30, 2012, the Company’s premiums written and contract deposits decreased $0.4 million, or 0.1%, compared to the prior year, reflecting minor variances in each of the operating segments. The Company’s premiums and contract charges earned were equal to the second quarter of 2011 and decreased $1.2 million, or 0.4%, compared to the six months ended June 30, 2011, primarily reflecting the increasing favorable impact on earned premium of the automobile and property rate actions taken in 2011 which were more than offset by a reduced level of property and casualty policies in force compared to the prior year, including policy reductions due to the Florida homeowners non-renewal program described below. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written decreased 0.1%, or $0.2 million, in the first six months of 2012. Homeowners average written premium per policy increased compared to the prior year, with the impact more than offset by a reduced level of automobile and homeowners policies in force in the current period. For the Company’s automobile and homeowners business, rate changes effective during the first six months of 2012 averaged 4% and 7%, respectively, compared to 2% and 10%, respectively, during the same period in 2011. At June 30, 2012, there were 485,000 voluntary automobile and 238,000 homeowners policies in force, for a total of 723,000 policies, compared to a total of 725,000 policies at December 31, 2011 and 737,000 policies at June 30, 2011. Management believes that the Company’s rate and risk mitigation actions have had a negative impact, in some locations, on its policy retention rates and its sales levels, particularly in its automobile line. Consequently, during 2011, the Company developed and began implementing state-specific pricing, underwriting and marketing initiatives designed to improve automobile new sales and retention levels.

Based on policies in force, the voluntary automobile 6-month and 12-month retention rates for new and renewal policies were 91.4% and 83.7%, respectively, at June 30, 2012 compared to 90.5% and 82.8%, respectively, at June 30, 2011. The property 12-month new and renewal policy retention rate was 87.5% at June 30, 2012 compared to 85.4% at June 30, 2011, with the change including the impact of the Company’s risk mitigation actions described below.

Voluntary automobile premium written decreased 1.6%, or $2.8 million, compared to the first half of 2011. In the first six months of 2012, the average written premium per policy was equal to a year earlier, while the average earned premium per policy increased approximately 1%, which was more than offset by the decline in policies in force. Voluntary automobile policies in force at June 30, 2012 decreased 1,000 compared to December 31, 2011 and 9,000 compared to June 30, 2011. Educator policies increased slightly compared to December 31, 2011, and decreased compared to June 30, 2011. The number of educator policies represented approximately 83% and 82% of the voluntary automobile policies in force at June 30, 2012 and 2011, respectively. The number of non-educator policies decreased compared to both December 31, 2011 and June 30, 2011.

Voluntary homeowners premium written increased 3.0%, or $2.6 million, compared to the first half of 2011, net of catastrophe reinsurance premiums ceded that were less than the prior year. The average written and earned premium per policy increased 4% and 5%, respectively, in the first half of 2012 compared to a year earlier. Homeowners policies in force at June 30, 2012 decreased 1,000 compared to December 31, 2011 and 5,000 compared to June 30, 2011. The number of educator policies represented approximately 78% and 77% of the homeowners policies in force at June 30, 2012 and 2011, respectively. Educator policies increased slightly compared to December 31, 2011. Growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. On January 1, 2010, the Company ceased writing new homeowner (including home, condo, renters and dwelling fire) policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. By mid-August 2011, the non-renewal program had been completed, including approximately 3,600 policies terminated prior to non-renewal at the customers’ request. In total, the Company’s June 30, 2012 policy count for Florida homeowners business of less than 6,000 decreased by approximately 11,000 compared to December 31, 2009 and included virtually no remaining risk exposure in the more sinkhole-prone counties. Throughout the non-renewal program period, the Company’s agents worked closely with customers to find coverage with third-party companies that underwrite property risks in Florida.  This program is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners underwriting results.

For the six months ended June 30, 2012, total annuity deposits received decreased 0.2%, or $0.4 million, compared to the prior year, as a 4.7% increase in single premium and rollover deposit receipts was more than offset by a 4.8% decrease in scheduled annuity deposit receipts. In the first six months of 2012, new deposits to variable accounts increased 3.2%, or $1.8 million, and new deposits to fixed accounts decreased 1.7%, or $2.2 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $4.5 billion at June 30, 2012 increased 7.0% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention. Cash value retentions for variable and fixed annuity options were 94.0% and 95.1%, respectively, for the 12 month period ended June 30, 2012. At June 30, 2012, the number of annuity contracts outstanding of 186,000 increased 2,000 contracts compared to December 31, 2011 and 4,000 contracts compared to June 30, 2011.

Variable annuity accumulated balances of $1.3 billion at June 30, 2012 reflected a decrease of 1.7% compared to June 30, 2011, as favorable financial market performance over the 12 months was more than offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 10.5%, or $1.0 million, compared to the first six months of 2011.

Life segment premiums and contract deposits for the first six months of 2012 increased $0.3 million, or 0.6%, compared to the prior year. The ordinary life insurance in force lapse ratio was 4.5% for the 12 months ended June 30, 2012 compared to 4.7% for the 12 months ended June 30, 2011.

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

Despite these challenges, the Company’s 2011 positive sales momentum in all lines of business carried into the first half of 2012. For the first six months of 2012, true new automobile sales units — units associated with new Horace Mann automobile policyholders — increased 34.8% compared to the first half of 2011, reflecting the continued positive impact of state-specific pricing, underwriting and marketing initiatives implemented during the last several months of 2011. Total new automobile units, tempered by a modest increase in additional vehicles added to existing automobile policies, increased 18.3% compared to the prior year. New homeowners sales units increased 17.8% compared to the prior year.

The Company’s 2012 annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive, record-level results produced throughout 2011 and 2010. Total annuity sales for the six months ended June 30, 2012 increased 12.1% compared to 2011. Single premium and rollover deposits for Horace Mann annuity products increased 4.7% compared to the same period in 2011. In addition, the Company’s new scheduled deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 8.9% compared to the first half of 2011. In the first six months of 2012, sales of third-party vendor annuity products, a relatively minor component of total annuity sales, increased notably compared to the first half of 2011. Sales of Horace Mann products by the Independent Agent distribution channel, included in the information above, decreased 19.5% compared to the prior year, a comparison impacted by current period decreases in single premium and rollover deposits. The Company’s annuity sales levels in recent years have been impacted as K-12 educators respond to uncertainties regarding employment prospects during the economic recession. In situations where educator retirements increase, opportunities arise for single premium and rollover deposit business. For employed educators, uncertainty about their future employment has created challenges for new sales of scheduled deposit business.

The Company’s introduction of new educator-focused portfolios of term and whole life products in the third quarters of 2009, 2010 and 2011 has contributed to the increase in sales of proprietary life products. For the six months ended June 30, 2012, the increase in total life sales of 44.1% included a 36.6% increase in sales of Horace Mann’s proprietary life products and a 49.7% increase in sales of third-party vendor products.

Combining these increases in all of the lines of business, the Company’s total new business sales increased 14.1% compared to the first six months of 2011. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for the first six months of 2012 increased 22.1% compared to the prior year.

Distribution System

At June 30, 2012, there was a combined total of 712 Exclusive Agencies and Employee Agents, compared to 745 at December 31, 2011 and 732 at June 30, 2011. The net declines compared to 2011 were largely driven by termination of lower producing agents, partially offset by new Exclusive Agency appointments. At June 30, 2012, there were 557 Horace Mann Exclusive Agencies, an increase of 62 compared to June 30, 2011. At June 30, 2012, in addition to the Exclusive Agencies, there were 155 Employee Agents. See additional description in “Business — Corporate Strategy and Marketing — Dedicated Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As mentioned above, the Company utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 600 authorized agents at June 30, 2012. During the first six months of 2012, this channel generated $23.5 million in annualized new annuity sales for the Company compared to $29.2 million for the first six months of 2011, reflecting decreases in single and rollover deposit business in the current period.

Net Investment Income

For the three months ended June 30, 2012, pretax investment income of $76.3 million increased 6.4%, or $4.6 million, (6.0%, or $2.9 million, after tax) compared to the prior year. Pretax investment income of $152.0 million for the six months ended June 30, 2012 increased 6.9%, or $9.8 million, (6.6%, or $6.3 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets increased 7.7% over the 12 months ended June 30, 2012. The average pretax yield on the investment portfolio was 5.72% (3.85% after tax) for the first six months of 2012 compared to pretax yields of 5.76% (3.89% after tax) a year earlier. The decline in average pretax yield was primarily due to portfolio turnover, including calls and prepayments, and lower re-investment yield, partially offset by the favorable impact of reductions in short-term investments in both periods, as funds were invested in higher-yielding fixed maturity and equity securities.

Net Realized Investment Gains and Losses

For the three months ended June 30, 2012, net realized investment gains (pretax) were $9.9 million compared to net realized investment gains of $5.7 million in the same period in the prior year. For the six months, net realized investment gains (pretax) were $10.3 million in 2012 compared to $11.5 million in the prior year. The net gains in both periods were realized from ongoing investment portfolio management activity.

For the first half of 2012, the Company’s net realized investment gains of $10.3 million included $22.4 million of gross gains realized on security sales and calls partially offset by $12.1 million of realized losses on securities that were disposed of during the six months, primarily commercial mortgage-backed securities, as further described below, and also corporate securities to a lesser extent. There were no other-than-temporary impairment write-downs on securities in the current period. Gains realized on security disposals during the first half of 2012 included $3.5 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

For the first half of 2011, the Company’s net realized investment gains of $11.5 million included $11.7 million of gross gains realized on security sales and calls partially offset by $0.2 million of realized losses on securities that were disposed of during the six months. There were no other-than-temporary impairment write-downs on securities in that period. Gains realized on security disposals during the first half of 2011 included $0.3 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of June 30, 2012 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to December 31, 2011, yields on U.S. Treasury securities decreased while credit spreads narrowed across virtually all asset classes, with the Company’s corporate bond portfolio showing the most significant improvement in net unrealized gains.

	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Gain (Loss)
Fixed Maturity Securities
Corporate bonds
Banking and Finance	61	$422.5	$395.4	$27.1
Energy	63	267.3	239.4	27.9
Utilities	45	265.8	224.9	40.9
Insurance	29	146.5	125.9	20.6
Metal and Mining	16	115.5	105.5	10.0
Health Care	34	110.0	97.5	12.5
Broadcasting and Media	18	109.3	95.5	13.8
Transportation	20	103.0	95.3	7.7
Telecommunications	25	99.0	89.0	10.0
Real Estate	16	93.4	86.0	7.4
All Other Corporates (1)	203	682.2	620.4	61.8

Total corporate bonds	530	2,414.5	2,174.8	239.7
Mortgage-backed securities
U.S. government and federally sponsored agencies	377	629.5	552.1	77.4
Commercial	22	51.3	47.8	3.5
Other	14	14.4	12.2	2.2
Municipal bonds	458	1,509.5	1,349.8	159.7
Government bonds
U.S.	7	489.0	452.0	37.0
Foreign	8	55.6	48.5	7.1
Collateralized debt obligations (2)	24	41.8	38.8	3.0
Asset-backed securities	90	489.1	470.8	18.3

Total fixed maturity securities	1,530	$5,694.7	$5,146.8	$547.9

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	4	$9.2	$9.6	$(0.4)
Utilities	2	4.3	3.9	0.4
Insurance	3	2.9	2.7	0.2
Real Estate	2	1.2	1.1	0.1
Common stocks
Healthcare, Pharmacy	10	2.6	2.5	0.1
Banking and Finance	19	2.6	2.6	*
Technology	18	2.5	2.1	0.4
Food and Beverages	12	2.1	1.9	0.2
Retail	13	1.5	1.6	(0.1)
Insurance	15	1.4	1.4	*
Energy	5	1.0	1.0	*
Telecommunications	4	0.9	0.8	0.1
Utilities	8	0.8	0.8	*
Consumer Products	10	0.8	0.9	(0.1)
All other common stocks	42	4.2	4.3	(0.1)

Total equity securities	167	$38.0	$37.2	$0.8

Total	1,697	$5,732.7	$5,184.0	$548.7

*	Less than $0.1 million.
(1)	The All Other Corporates category contains 19 additional industry classifications. Natural gas, technology, consumer products, gaming, retail and industry manufacturing represented $438.3 million of fair value at June 30, 2012, with the remaining 13 classifications each representing less than $47 million.
(2)	Based on fair value, 76.6% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2012.

At June 30, 2012, the Company’s diversified fixed maturity securities portfolio consisted of 1,829 investment positions, issued by 1,530 entities, and totaled approximately $5.7 billion in fair value. This portfolio was 95.0% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At June 30, 2012, 94.6% of these combined portfolios were investment grade, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities(1)

(Dollars in millions)

	Percent of Portfolio Fair Value		June 30, 2012
	December 31, 2011	June 30, 2012	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA (2)	4.9%	4.1%	$235.6	$211.8
AA (2)	39.6	36.5	2,078.8	1,863.8
A	24.8	25.2	1,437.7	1,270.0
BBB	25.5	29.1	1,656.5	1,524.0
BB	2.8	2.8	157.7	151.7
B	2.1	2.0	113.7	110.5
CCC or lower	0.3	0.3	14.6	15.0
Not rated (3)	—	—	0.1	*

Total fixed maturity securities	100.0%	100.0%	$5,694.7	$5,146.8

Equity securities
AAA	—	—	—	—
AA	15.7%	11.1%	$4.2	$4.1
A	12.7	11.8	4.5	5.1
BBB	44.0	19.7	7.5	6.6
BB	26.1	4.0	1.5	1.5
B	—	—	—	—
CCC or lower	—	—	—	—
Not rated (4)	1.5	53.4	20.3	19.9

Total equity securities	100.0%	100.0%	$38.0	$37.2

Total			$5,732.7	$5,184.0

*	Less than $0.1 million.
(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	During 2011, S&P and Moody’s concluded on their respective evaluations of ratings for debt issued by the U.S. government. On August 2, 2011, Moody’s affirmed its Aaa rating, with an outlook of negative. On August 5, 2011, S&P reduced its AAA long-term rating one notch to AA+, with an outlook of negative. At June 30, 2012, the AA rated fair value amount included $471.6 million of U.S. government and federally sponsored agency securities and $629.5 million of mortgage-backed securities issued by U.S. government and federally sponsored agencies.
(3)	Included in this category is $0.1 million fair value of private placement securities not rated by either S&P or Moody’s.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At June 30, 2012, total fair value of the Company’s European fixed maturity securities direct exposure was $194.4 million with a net unrealized gain of $8.6 million. The Company generally defines its country classification by issuer country of incorporation or domicile where appropriate. Given the economic, fiscal and political uncertainties surrounding a number of European countries, especially Greece, Ireland, Italy, Portugal and Spain (collectively “GIIPS”) and France, the Company closely monitors its direct European securities exposures. At June 30, 2012, the Company had no sovereign or equity security exposure in any European country, no exposure in the banking and finance industry in any of the GIIPS countries or France, no unfunded exposure related to its European securities holdings and no derivative or hedging instruments in its investment portfolio.

The Company also carefully monitors its indirect European securities exposure and analyzes a number of factors to understand and identify its indirect European exposure. While many factors are considered, it is difficult to know if all potential factors which may indirectly impact the Company’s investment portfolio have been identified. The factors the Company considers include, but are not limited to, the issuer’s parent-subsidiary relationship, principal place of business, management location, source of revenue streams, industry classification and asset characteristics. At June 30, 2012, the Company did not identify significant indirect exposure to European countries in its investment portfolio.

The following table summarizes the Company’s direct exposures by asset category related to selected groups of European countries and to Europe in total as of June 30, 2012.

	Sovereign		Banking		Other Corporate		Asset-backed		Total
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed Maturity Securities
GIIPS
Greece	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ireland	—	—	—	—	3.3	0.1	10.0	*	13.3	0.1
Italy	—	—	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—	—	—
Spain	—	—	—	—	8.7	(1.2)	—	—	8.7	(1.2)

Total GIIPS	—	—	—	—	12.0	(1.1)	10.0	*	22.0	(1.1)
France	—	—	—	—	18.2	1.1	—	—	18.2	1.1
United Kingdom	—	—	3.7	0.2	68.4	5.0	—	—	72.1	5.2
Other European Countries (1)	—	—	25.7	1.0	44.7	2.1	11.7	0.3	82.1	3.4

Total	$—	$—	$29.4	$1.2	$143.3	$7.1	$21.7	$0.3	$194.4	$8.6

*	Less than $0.1 million.
(1)	The Other European Countries category contains 5 countries with the total fair value amount for each country representing less than $40 million.

At June 30, 2012, the Company had $51.3 million fair value in commercial mortgage-backed securities (“CMBS”), all in the annuity and life portfolios, with gross unrealized losses of $0.8 million and a net unrealized gain of $3.5 million, resulting in an overall fair value to amortized cost ratio of 107.4%, compared to 101.8% at June 30, 2011. CMBS spreads widened notably in 2011 followed by narrowing in the first half of 2012. The concern over current economic weakness and its impact on commercial real estate values and rising commercial mortgage loan delinquencies has resulted in downward price pressure for certain CMBS securities. As a result of risk reduction actions since 2009, the Company reduced its holdings of conduit/fusion CMBS securities by $154 million of amortized cost, or 82%, compared to December 31, 2009. These disposals resulted in a net realized loss of $10.3 million for the six months ended June 30, 2012 and a net realized loss of $17.2 million for the two years ended December 31, 2011. At June 30, 2012, the Company’s CMBS portfolio was 93% investment grade, with an overall credit rating of A+, and well diversified by property type, geography and sponsor.

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

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	June 30, 2012				December 31, 2011
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)		Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	3	$16.4		$2.1	4	$18.6	$2.2
AA	4	5.2		0.4	4	5.0	0.3
A	7	17.0		0.8	6	15.2	*
BBB	6	9.2		0.3	8	13.2	(1.9)
BB and below	2	3.5		(0.1)	6	18.8	(9.3)

Total	22	$51.3		$3.5	28	$70.8	$(8.7)

Vintage year
2003 and prior	2	$2.8	$	*	3	$4.9	$0.1
2004	7	9.9		*	7	9.6	(0.2)
2005	4	22.0		1.0	9	40.4	(10.5)
2006	7	11.8		1.0	7	11.3	0.6
2007	2	4.8		1.5	2	4.6	1.3

Total	22	$51.3		$3.5	28	$70.8	$(8.7)

Property type
Conduit/Fusion	20	$37.5		$2.4	26	$57.1	$(9.7)
Single borrower	2	13.8		1.1	2	13.7	1.0

Total	22	$51.3		$3.5	28	$70.8	$(8.7)

*	Less than $0.1 million.

At June 30, 2012, the Company had $434.3 million fair value in financial institution bonds and preferred stocks with a net unrealized gain of $26.7 million. The Company’s holdings in this sector are primarily large, well-recognized institutions, which were broadly supported by government intervention and credit enhancement programs during the 2008 credit crisis.

At June 30, 2012, the Company had $1,509.5 million fair value invested in municipal bonds with a net unrealized gain of $159.7 million. Of the geographically diversified municipal bond holdings, approximately 49% are tax-exempt and 78% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of these securities was AA-, with approximately 26% of the value insured at June 30, 2012. This represents approximately 7% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers or other forms of guarantee. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was A+ at June 30, 2012.

At June 30, 2012, the fixed maturity securities and equity securities portfolios had a combined $17.4 million pretax of gross unrealized losses on $331.8 million fair value related to 226 positions. Of this amount, $6.8 million of pretax gross unrealized losses were on $234.0 million fair value for 168 positions that had been in a continuous unrealized loss position for 9 months or less.

Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 12 were trading below 80% of book value at June 30, 2012 and were not considered other-than-temporarily impaired. These positions included structured securities, corporate securities and equity securities. The 12 securities with fair values below 80% of book value at June 30, 2012 had fair value of $14.9 million, representing 0.3% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $6.1 million.

The persisting global uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain investments. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows at June 30, 2012.

The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2012 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any events that call into question the ability of the issuers of the securities to honor their contractual commitments. Therefore, no impairment of these securities was recorded at June 30, 2012. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Six Months Ended June 30,		Change From Prior Year
	2012	2011	Percent	Amount

Property and casualty	$209.7	$244.6	-14.3%	$(34.9)
Annuity	1.1	1.0	10.0%	0.1
Life	28.1	28.8	-2.4%	(0.7)

Total	$238.9	$274.4	-12.9%	$(35.5)

Property and casualty catastrophe losses, included above (1)	$35.1	$63.0	-44.3%	$(27.9)

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Six Months Ended June 30,
	2012	2011
Incurred claims and claim expenses:
Claims occurring in the current year	$218.2	$248.3
Decrease in estimated reserves for claims occurring in prior years (2)	(8.5)	(3.7)

Total claims and claim expenses incurred	$209.7	$244.6

Property and casualty loss ratio:
Total	77.5%	89.3%
Effect of catastrophe costs, included above (1)	12.9%	23.0%
Effect of prior years’ reserve development, included above (2)	-3.0%	-1.4%

(1)	Property and casualty catastrophe losses were incurred as follows:

	2012	2011
Three months ended
March 31	$5.9	$8.0
June 30	29.2	55.0

Total year-to-date	$35.1	$63.0

(2)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2012	2011
Three months ended
March 31	$(4.0)	$(2.7)
June 30	(4.5)	(1.0)

Total year-to-date	$(8.5)	$(3.7)

For the three months ended June 30, 2012, the Company’s benefits, claims and settlement expenses decreased $32.8 million, or 20.0%, compared to the prior year, primarily reflecting a $25.8 million decrease in property and casualty catastrophe losses in the current period, as well as a reduction in property non-catastrophe losses. In the second quarter of 2012, the Company also experienced an increase in automobile non-catastrophe losses, reflecting higher frequency of loss for the current accident year — predominantly from bodily injury coverages.

For the six months ended June 30, 2012, the Company’s benefits, claims and settlement expenses decreased $35.5 million, or 12.9%, compared to the prior year, primarily reflecting a $27.9 million decrease in property and casualty catastrophe losses in the current period, as well as a notable reduction in Florida sinkhole loss costs. For the first half of 2012, automobile non-catastrophe losses increased compared to the prior year, primarily reflecting higher current accident year frequency of losses from bodily injury coverages.

For the first half of 2012, the favorable development of prior years’ property and casualty reserves of $8.5 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2011 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile and homeowners loss emergence for accident year 2011.

For the six months ended June 30, 2011, the favorable development of prior years’ property and casualty reserves of $3.7 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2010 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss emergence for accident years 2009 and prior, as well as favorable development of homeowners loss reserves for accident years 2010 and prior.

For the six months ended June 30, 2012, the voluntary automobile loss ratio of 73.2% increased by 1.9 percentage points compared to the prior year, including development of prior years’ reserves that had a 2.3 percentage point greater favorable impact in the current period, lower catastrophe losses for this line of business which represented a 0.3 percentage point decrease in the current accident year loss ratio, and the unfavorable impact of an increase in loss frequency in 2012. The homeowners loss ratio of 85.5% for the six months ended June 30, 2012 decreased 40.9 percentage points compared to a year earlier, including a 31.5 percentage point decrease due to the lower level of catastrophe costs. Catastrophe costs represented 34.5 percentage points of the homeowners loss ratio for the current period compared to 66.0 percentage points for the prior year. Development of prior years’ homeowners reserves had a 0.8 percentage point greater favorable impact in the six months ended June 30, 2012. The Company’s sinkhole loss costs for the current period reflected a favorable impact from the Company’s Florida homeowners policy non-renewal program. Excluding claim settlement expenses, Florida sinkhole losses incurred for both the three and six months ended June 30, 2012 were zero compared to $1.9 million and $6.6 million incurred in the respective prior year periods.

For the annuity segment, benefits in the first half of 2012 were comparable to the prior year. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.5 million at June 30, 2012 compared to $0.6 million at December 31, 2011 and $0.4 million at June 30, 2011. The changes in this reserve in both the current period and 2011 reflected the impact of financial market performance.

For the life segment, benefits in the current six months decreased $0.7 million compared to a year earlier, including a decrease in mortality costs in the current period.

Interest Credited to Policyholders

	Six Months Ended June 30,		Change From Prior Year
	2012	2011	Percent	Amount

Annuity	$59.5	$55.1	8.0%	$4.4
Life	20.9	20.6	1.5%	0.3

Total	$80.4	$75.7	6.2%	$4.7

For the three months ended June 30, 2012, interest credited of $40.4 million increased 5.5%, or $2.1 million, compared to the same period in 2011, comparable to the percentage increase reflected for the six months.

Compared to the first six months of 2011, the current year increase in annuity segment interest credited reflected an 11.4% increase in average accumulated fixed deposits, partially offset by a 13 basis point decline in the average annual interest rate credited to 3.93%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the six months ended June 30, 2012 and 2011 were 211 basis points and 203 basis points, respectively. The net interest spread increase reflected both improvements in the Company’s investment income earned and crediting rate decreases.

As of June 30, 2012, fixed annuity account values totaled $3.2 billion, including $2.9 billion of deferred annuities. Of the deferred annuity account values, 33% had minimum guaranteed interest rates of 3% or lower while 59% had minimum guaranteed rates of 4.5% or greater. For $2.4 billion, or approximately 82%, of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates that fixed annuity spread compression in future periods is likely.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $22.3 million for the three months ended June 30, 2012 compared to $20.5 million for the same period in 2011. The $1.8 million increase between the quarterly periods was largely due to the change in impacts of evaluations of annuity deferred policy acquisition costs.

Amortized policy acquisition expenses were $40.1 million for the first six months of 2012 compared to $39.7 million for the same period in 2011. At June 30, 2012, the evaluation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $0.8 million, which primarily reflected the impact of favorable financial market performance; this compares to a decrease in amortization of $0.1 million from a similar evaluation at June 30, 2011. For the life segment, the June 30, 2012 evaluation of deferred policy acquisition costs resulted in a $0.2 million increase in amortization, compared to a $0.3 million increase recorded as a result of the June 30, 2011 evaluation.

Operating Expenses

For the three months ended June 30, 2012, operating expenses of $38.5 million increased 7.5%, or $2.7 million, compared to the second quarter of 2011.

For the first six months of 2012, operating expenses of $76.4 million increased 4.8%, or $3.5 million, compared to the same period in the prior year. The property and casualty expense ratio of 26.4% for the six months ended June 30, 2012 increased 1.0 percentage point compared to the prior year expense ratio of 25.4%, consistent with management’s expectations for the current year.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.8% and 30.3% for the six months ended June 30, 2012 and 2011, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.6 and 5.7 percentage points for the six months ended June 30, 2012 and 2011, respectively.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At June 30, 2012, the Company had federal income tax returns for the 2007 through 2011 tax years open and subject to adjustment upon examination by taxing authorities. In 2011, the IRS completed an examination of tax years through 2009 resulting in additional tax expense of less than $0.1 million. The Company has recorded less than $0.1 million of uncertain tax position liabilities, including interest related to all open tax years, as of June 30, 2012.

Net Income

For the three months ended June 30, 2012, the Company’s net income of $13.1 million represented an improvement of $24.9 million compared to the net loss of $11.8 million recorded in the prior year, reflecting a lower level of property and casualty catastrophe losses coupled with improved underlying earnings across all three of the Company’s operating segments. After-tax net realized investment gains increased by $2.7 million between periods. For the property and casualty segment, catastrophe losses were significant in the current period, although less severe than experienced in the prior year. The current period net loss of $4.1 million reflected an improvement of $21.5 million compared to a year earlier, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserve development, which more than offset an increase in automobile current accident year losses. Annuity segment net income of $7.9 million for the current period increased $0.5 million compared to the second quarter of 2011, reflecting an increase in the interest margin earned on fixed annuity assets partially offset by the negative impact from the evaluation of deferred policy acquisition costs — primarily due to the decline in performance of the financial markets. Life segment net income of $6.1 million increased $0.2 million compared to the prior year second quarter.

For the six months ended June 30, 2012, the Company’s net income of $39.8 million represented an improvement of $25.8 million compared to the prior year, reflecting a reduction in property and casualty catastrophe losses as well as improved underlying earnings across all three of the Company’s operating segments. After-tax net realized investment gains decreased by $0.7 million between periods. For the property and casualty segment, net income of $9.1 million reflected an increase of $22.3 million compared to the first half of 2011, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserves, which more than offset an increase in automobile current accident year losses. Including all factors, the property and casualty combined ratio was 103.9% for the first six months of 2012 compared to 114.7% for the same period in 2011. Annuity segment net income of $19.5 million for the current period increased notably compared to the first six months of 2011, primarily reflecting an increase in the interest margin earned on fixed annuity assets. Life segment net income of $11.3 million increased $1.2 million, primarily due to lower mortality costs in the current period.

Net income (loss) by segment and net income per share were as follows:

	Six Months Ended June 30,		Change From Prior Year
	2012	2011	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$9.1	$(13.2)	N.M.	$22.3
Annuity	19.5	15.8	23.4%	3.7
Life	11.3	10.1	11.9%	1.2
Corporate and other (1)	(0.1)	1.3	N.M.	(1.4)

Net income	$39.8	$14.0	184.3%	$25.8

Effect of catastrophe costs, after tax, included above	$(22.8)	$(41.0)	-44.4%	$18.2

Effect of realized investment gains, after tax, included above	$6.7	$7.4	-9.5%	$(0.7)

Diluted:
Net income per share	$0.96	$0.34	182.4%	$0.62

Weighted average number of shares and equivalent shares (in millions)	41.4	41.4	—	—

Property and casualty combined ratio:
Total	103.9%	114.7%	N.M.	-10.8%
Effect of catastrophe costs, included above	12.9%	23.0%	N.M.	-10.1%
Effect of prior years’ reserve development, included above	-3.0%	-1.4%	N.M.	-1.6%

N.M. – Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the six months ended June 30, 2012, the changes in net income for the property and casualty, annuity and life segments are described in the preceding paragraphs.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the six months ended June 30, 2012 and 2011, net realized investment gains after tax were $6.7 million and $7.4 million, respectively.

For the corporate and other segment, a lower level of net realized investment gains was the primary driver of the net loss in the current period compared to net income for the first half of 2011.

Return on average shareholders’ equity based on net income was 9% and 5% for the trailing 12 months ended June 30, 2012 and 2011, respectively.

The accounting guidance adopted by the Company effective January 1, 2012 is described in “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation — Adopted Accounting Standards”.

Outlook for 2012

At the time of this Quarterly Report on Form 10-Q, management estimates that 2012 full year net income before realized investment gains and losses will be within a range of $1.55 to $1.75 per diluted share. This projection incorporates the Company’s results for the first six months of the year — which included property and casualty weather-related catastrophe costs which exceeded expectations — and assumes catastrophe losses for the remaining six months of the year will be in a more normal range, consistent with management’s initial expectations for that period. Consistent with the initial guidance for 2012, this earnings guidance incorporates the impact of the January 1, 2012 adoption of accounting guidance related to deferral of costs associated with acquiring or renewing insurance contracts which is described in “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation — Adopted Accounting Standards”. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At June 30, 2012 and 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2012, net cash provided by operating activities increased compared to the same period in 2011, primarily due to a lower level of benefit and claim payments largely reflecting the reduction in catastrophe losses in the current period.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2012 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $71 million, of which $18 million was paid during the six months ended June 30, 2012. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in the first six months of 2012. For the six months ended June 30, 2012, receipts from annuity contracts decreased $0.4 million, or 0.2%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $0.3 million, or 0.3%, compared to the prior year.

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

The total capital of the Company was $1,381.3 million at June 30, 2012, including $199.8 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 22.7% of total capital excluding unrealized investment gains and losses (17.2% including unrealized investment gains and losses) at June 30, 2012, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,143.5 million at June 30, 2012, including a net unrealized gain in the Company’s investment portfolio of $334.6 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $688.0 million and $17.48, respectively, at June 30, 2012. Book value per share was $29.06 at June 30, 2012 ($20.55 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at June 30, 2012 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $10.7 million for the six months ended June 30, 2012. In March and May 2012, the Board of Directors announced regular quarterly dividends of $0.13 per share.

During the first six months of 2012, the Company repurchased 705,057 shares of its common stock, or 1.8% of the outstanding shares on December 31, 2011, at an aggregate cost of $12.0 million, or an average price per share of $16.93 under its $50.0 million share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Stock Options” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The repurchase of shares was financed through use of cash. As of June 30, 2012, $36.0 million remained authorized for future share repurchases.

As of June 30, 2012, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of June 30, 2012, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of June 30, 2012, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on October 6, 2015. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.49%, as of June 30, 2012). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at June 30, 2012. During the six months ended June 30, 2012, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

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

Assigned ratings as of July 31, 2012 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of July 31, 2012
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best
Horace Mann Life Insurance Company	A (stable)	N.A.
HMEC’s property and casualty subsidiaries	A- (stable)	N.A.
HMEC	N.A.	bbb (stable)

N.A. – Not applicable.

(1)	This agency has not yet rated Horace Mann Lloyds.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. Subsequent to the February 29, 2012 SEC filing of the Company’s recent Form 10-K, information received from the FHCF indicated that the Company’s maximum for the 2011-2012 contract period had been revised to $23.2 million from $22.7 million, based on the FHCF’s financial resources, with no change in the retention, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida. The FHCF contract is a one-year contract. Effective June 1, 2012, the new contract with the FHCF, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida, reinsures 90% of hurricane losses in Florida above an estimated retention of $5.7 million up to $20.4 million based on the FHCF’s financial resources. Compared to the 2011-2012 contract period, the reduced maximum coverage is largely due to the Company’s reduction in Florida policies in force and resulting lower risk exposure as described in “Results of Operations — Insurance Premiums and Contract Charges”.

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

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2012 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Issuer Purchases of Equity Securities

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on December 7, 2011 the Company’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended June 30, 2012, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs
April 1 – 30	131,001	$17.59	131,001	$42.3 million
May 1 – 31	285,347	$16.87	285,347	$37.5 million
June 1 – 30	88,589	$16.80	88,589	$36.0 million

Total	504,937	$17.05	504,937	$36.0 million

Item 5:	Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended June 30, 2012 which has not been filed with the SEC.

Item 6:	Exhibits

The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit No.		Description

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011.

	10.2*	Amended and Restated Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.3*	Amended and Restated Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

	10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

Exhibit No.	Description

10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(d)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(e)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(f)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit No.	Description

10.6(g)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(h)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(i)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(j)*	Revised Specimen Restricted Stock Unit Deferral Election Forms under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(j) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(k)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

10.7(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

10.7(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit No.	Description

10.7(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.8*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.10*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC’s Current Report on Form 8-K dated May 25, 2011, filed with the SEC on May 27, 2011.

10.12*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.

10.13*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit No.		Description

	10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.

	10.14*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.14(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.15(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.15(a) to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.16(a)*	First Amendment to the HMSC Executive Severance Plan.

	10.16(b)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.16(b) to HMEC’s Current Report on Form 8-K dated May 23, 2012, filed with the SEC on May 29, 2012.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

Exhibit No.		Description

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 9, 2012	/s/ Peter H. Heckman

Peter H. Heckman
President and Chief Executive Officer

Date	August 9, 2012	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	August 9, 2012	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2012

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

Exhibit No.		Description

	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011.

	10.2*	Amended and Restated Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.3*	Amended and Restated Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

	10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

Exhibit No.	Description

10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(d)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(e)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Exhibit No.	Description

10.6(f)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(g)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(h)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(i)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(j)*	Revised Specimen Restricted Stock Unit Deferral Election Forms under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(j) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(k)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

10.7(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

10.7(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit No.	Description

10.7(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.8*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.10*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC’s Current Report on Form 8-K dated May 25, 2011, filed with the SEC on May 27, 2011.

10.12*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.

Exhibit No.	Description

10.13*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.

10.14*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.14(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.15(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.15(a) to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.16(a)*	First Amendment to the HMSC Executive Severance Plan.

10.16(b)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.16(b) to HMEC’s Current Report on Form 8-K dated May 23, 2012, filed with the SEC on May 29, 2012.

Exhibit No.		Description

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

