Form 10-Q
period 2012-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2012-11-08
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 39,378,349 shares of Common Stock, par value $0.001 per share, were outstanding, net of 22,829,116 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2012, the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 8, 2012

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	As Adjusted
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2012, $5,136,280; 2011, $4,984,389)	$5,782,052	$5,421,832
Equity securities, available for sale, at fair value (cost 2012, $37,292; 2011, $23,070)	39,211	26,774
Short-term and other investments	353,504	228,902

Total investments	6,174,767	5,677,508
Cash	41,920	7,452
Deferred policy acquisition costs	216,493	216,456
Goodwill	47,396	47,396
Other assets	235,907	212,593
Separate Account (variable annuity) assets	1,405,693	1,273,764

Total assets	$8,122,176	$7,435,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$3,170,489	$2,945,107
Interest-sensitive life contract liabilities	757,132	743,384
Unpaid claims and claim expenses	301,332	294,809
Future policy benefits	213,114	208,715
Unearned premiums	214,999	208,963

Total policy liabilities	4,657,066	4,400,978
Other policyholder funds	107,235	114,530
Other liabilities	481,971	352,800
Short-term debt	38,000	38,000
Long-term debt	199,793	199,744
Separate Account (variable annuity) liabilities	1,405,693	1,273,764

Total liabilities	6,889,758	6,379,816

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2012, 62,207,465; 2011, 61,803,462	62	62
Additional paid-in capital	380,071	373,384
Retained earnings	896,683	840,644
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	396,201	268,222
Net funded status of pension and other postretirement benefit obligations	(16,242)	(16,242)
Treasury stock, at cost, 2012, 22,829,116 shares; 2011, 22,028,030 shares	(424,357)	(410,717)

Total shareholders’ equity	1,232,418	1,055,353

Total liabilities and shareholders’ equity	$8,122,176	$7,435,169

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		As Adjusted		As Adjusted
Revenues
Insurance premiums and contract charges earned	$167,904	$167,035	$499,743	$500,066
Net investment income	76,649	71,550	228,658	213,708
Net realized investment gains	10,762	21,121	21,060	32,674
Other income	1,233	1,127	5,936	4,209

Total revenues	256,548	260,833	755,397	750,657

Benefits, losses and expenses
Benefits, claims and settlement expenses	106,051	124,412	344,913	398,822
Interest credited	41,411	39,288	121,844	114,987
Policy acquisition expenses amortized	20,406	25,008	60,538	64,735
Operating expenses	37,955	36,030	114,382	109,005
Interest expense	3,556	3,474	10,666	10,428

Total benefits, losses and expenses	209,379	228,212	652,343	697,977

Income before income taxes	47,169	32,621	103,054	52,680
Income tax expense	14,903	8,984	31,014	15,087

Net income	$32,266	$23,637	$72,040	$37,593

Net income per share
Basic	$0.82	$0.59	$1.82	$0.94

Diluted	$0.78	$0.57	$1.74	$0.91

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,381	39,919	39,572	39,854
Diluted	41,138	41,451	41,295	41,455
Net realized investment gains
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of losses recognized in other comprehensive income	—	—	—	—

Net other-than-temporary impairment losses on securities recognized in earnings	—	—	—	—
Net realized gains	10,762	21,121	21,060	32,674

Total	$10,762	$21,121	$21,060	$32,674

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		As Adjusted		As Adjusted
Comprehensive income
Net income	$32,266	$23,637	$72,040	$37,593
Other comprehensive income, net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	61,557	105,198	127,979	148,738
Change in net funded status of pension and other postretirement benefit obligations	—	—	—	—

Other comprehensive income	61,557	105,198	127,979	148,738

Total	$93,823	$128,835	$200,019	$186,331

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2012	2011
		As Adjusted
Common stock, $0.001 par value
Beginning balance	$62	$61
Options exercised, 2012, 297,592 shares; 2011, 136,290 shares	—	1
Conversion of common stock units, 2012, 15,084 shares; 2011, 15,715 shares	—	—
Conversion of restricted stock units, 2012, 91,327 shares; 2011, 170,876 shares	—	—

Ending balance	62	62

Additional paid-in capital
Beginning balance	373,384	367,448
Options exercised and conversion of common stock units and restricted stock units	5,480	4,247
Share-based compensation expense	1,207	1,229

Ending balance	380,071	372,924

Retained earnings
Beginning balance	840,644	823,579
Cumulative effect of change in accounting principle, net of taxes	—	(34,447)
Net income	72,040	37,593
Cash dividends, 2012, $0.39 per share; 2011, $0.33 per share	(16,001)	(13,634)

Ending balance	896,683	813,091

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	251,980	96,582
Cumulative effect of change in accounting principle, net of taxes	—	1,531
Change in net unrealized gains and losses on fixed maturities and equity securities	127,979	148,738
Change in net funded status of pension and other postretirement benefit obligations	—	—

Ending balance	379,959	246,851

Treasury stock, at cost
Beginning balance, 2012, 22,028,030 shares; 2011, 21,813,196 shares	(410,717)	(407,663)
Acquisition of shares, 2012, 801,086 shares; 2011, 60,126 shares	(13,640)	(1,007)

Ending balance, 2012, 22,829,116 shares; 2011, 21,873,322 shares	(424,357)	(408,670)

Shareholders’ equity at end of period	$1,232,418	$1,024,258

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows - operating activities
Premiums collected	$497,282	$498,747
Policyholder benefits paid	(362,726)	(425,327)
Policy acquisition and other operating expenses paid	(177,154)	(181,593)
Federal income taxes paid	(14,728)	(4,130)
Investment income collected	220,433	203,352
Interest expense paid	(7,232)	(6,897)
Contribution to defined benefit pension plan trust	(2,534)	(5,774)
Other	(3,107)	(2,328)

Net cash provided by operating activities	150,234	76,050

Cash flows - investing activities
Fixed maturities
Purchases	(1,018,438)	(1,016,995)
Sales	470,684	457,411
Maturities, paydowns, calls and redemptions	453,184	285,491
Net cash (used in) provided by short-term and other investments	(132,423)	85,178

Net cash used in investing activities	(226,993)	(188,915)

Cash flows - financing activities
Dividends paid to shareholders	(16,001)	(13,634)
Acquisition of treasury stock	(13,640)	—
Exercise of stock options	3,846	2,127
Annuity contracts, variable and fixed
Deposits	302,870	318,872
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(161,414)	(161,576)
Life policy accounts
Deposits	1,326	1,553
Withdrawals and surrenders	(3,997)	(4,066)
Change in bank overdrafts	(1,763)	4,418

Net cash provided by financing activities	111,227	147,694

Net increase in cash	34,468	34,829
Cash at beginning of period	7,452	5,928

Cash at end of period	$41,920	$40,757

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012 and 2011

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2012, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2012 and 2011. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2012 presentation and, as described below, has retrospectively applied to prior periods new accounting guidance regarding deferred policy acquisition costs adopted January 1, 2012.

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

As a result of the adopted accounting change, net income (loss) per share (basic and diluted) did not change. Other financial statement amounts previously reported were revised as shown below:

	As of December 31,
	2011	2010
Total shareholders’ equity
As previously reported	$1,086,926	$880,007
Effect of change in accounting principle, net of taxes:
Retained earnings	(34,425)	(34,447)
Accumulated other comprehensive income (loss), net of taxes (Net unrealized gains and losses on fixed maturities and equity securities)	2,852	1,531

As adjusted	$1,055,353	$847,091

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Net income
As previously reported	$23,128	$37,252
Effect of change in accounting principle, net of taxes	509	341

As adjusted	$23,637	$37,593

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

Comprehensive Income

Effective January 1, 2012, the Company adopted accounting guidance which was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements with the Statement of Comprehensive Income following the Statement of Operations. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company. The Company has historically reported a Statement of Comprehensive Income which directly followed the Statement of Operations resulting in no changes to disclosures as a result of adopting this accounting guidance. In December 2011, accounting guidance was issued that deferred the disclosures related to the presentation of reclassifications of items out of accumulated other comprehensive income.

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

Maturities/Sales of Fixed Maturities and Equity Securities

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

	Percent of Total Fair Value		September 30, 2012
	September 30,	December 31,	Fair	Amortized
	2012	2011	Value	Cost
Estimated expected maturity:
Due in 1 year or less	4.1%	4.8%	$234,365	$208,189
Due after 1 year through 5 years	18.3	19.4	1,059,693	941,341
Due after 5 years through 10 years	37.7	33.2	2,180,310	1,936,801
Due after 10 years through 20 years	20.7	22.1	1,194,868	1,061,418
Due after 20 years	19.2	20.5	1,112,816	988,531

Total	100.0%	100.0%	$5,782,052	$5,136,280

Average option-adjusted duration, in years	6.3	6.4

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fixed maturity securities
Proceeds received	$191,155	$246,127	$470,684	$457,411
Gross gains realized	10,528	19,272	27,891	28,954
Gross losses realized	(139)	(9)	(11,968)	(92)
Equity securities
Proceeds received	$1,970	—	$2,894	—
Gross gains realized	67	—	84	—
Gross losses realized	(157)	—	(233)	—

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Compared to December 31, 2011, the 2012 improvement in unrealized investment gains and losses was due to lower yields on U.S. Treasury securities and narrowing credit spreads across virtually all asset classes, the combination of which resulted in an increase in net unrealized gains for the Company’s holdings of municipal securities, corporate securities, U.S. government and agency mortgage-backed securities and other mortgage-backed securities. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of September 30, 2012 and December 31, 2011 were as follows:

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (2)
September 30, 2012
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$548,160	$78,745	$8	$626,897	$—
Other	423,863	39,716	1	463,578	—
Municipal bonds	1,374,655	185,834	1,280	1,559,209	—
Foreign government bonds	48,489	8,484	—	56,973	—
Corporate bonds	2,147,783	302,751	6,359	2,444,175	—
Other mortgage-backed securities	593,330	40,078	2,188	631,220	3,039

Totals	$5,136,280	$655,608	$9,836	$5,782,052	$3,039

Equity securities	$37,292	$2,673	$754	$39,211	$—

December 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$532,554	$71,402	$144	$603,812	$—
Other	560,036	43,705	—	603,741	—
Municipal bonds	1,291,281	122,857	1,020	1,413,118	—
Foreign government bonds	44,529	5,095	—	49,624	—
Corporate bonds	1,967,229	205,413	16,098	2,156,544	—
Other mortgage-backed securities	588,760	22,024	15,791	594,993	2,136

Totals	$4,984,389	$470,496	$33,053	$5,421,832	$2,136

Equity securities	$23,070	$4,030	$326	$26,774	$—

(1)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $436,396 and $547,521; Federal Home Loan Mortgage Corporation (“FHLMC”) of $413,300 and $374,361; and Government National Mortgage Association (“GNMA”) of $135,204 and $124,515 as of September 30, 2012 and December 31, 2011, respectively.
(2)	Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance. Amounts also include unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Note 2 - Investments-(Continued)

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net unrealized investment gains (losses) on fixed maturity securities, net of tax Beginning of period	$356,104	$163,967	$284,338	$118,498
Change in unrealized investment gains and losses	70,702	125,937	146,569	178,913
Reclassification of net realized investment (gains) losses to net income	(7,054)	(13,655)	(11,155)	(21,162)

End of period	$419,752	$276,249	$419,752	$276,249

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$543	$2,885	$2,408	$2,139
Change in unrealized investment gains and losses	646	(761)	1,373	(12)
Reclassification of net realized investment (gains) losses to net income	58	(73)	(2,534)	(76)

End of period	$1,247	$2,051	$1,247	$2,051

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of September 30, 2012 and 2011 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Nine Months Ended
	September 30,
	2012	2011
Cumulative credit loss (1)
Beginning of period	$3,957	$4,518
New credit losses	2	—
Losses related to securities sold or paid down during the period	(1,082)	(561)

End of period	$2,877	$3,957

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis. The definition, reporting and disclosure of “credit loss” was effective as of April 1, 2009.

Note 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at September 30, 2012 and December 31, 2011, respectively. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2012 — which was driven largely by spread widening, financial market illiquidity, market volatility and changes in interest rates from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at September 30, 2012.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$1,562	$8	$13	$—	$1,575	$8
Other	6,985	1	—	—	6,985	1
Municipal bonds	30,205	1,021	3,774	259	33,979	1,280
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	41,129	1,098	36,004	5,261	77,133	6,359
Other mortgage-backed securities	22,046	347	34,712	1,841	56,758	2,188

Total fixed maturity securities	101,927	2,475	74,503	7,361	176,430	9,836
Equity securities (1)	6,077	752	14	2	6,091	754

Combined totals	$108,004	$3,227	$74,517	$7,363	$182,521	$10,590

Number of positions with a gross unrealized loss	100		43		143

Fair value as a percentage of total fixed maturities and equity securities fair value	1.9%		1.3%		3.1%

December 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$3,519	$133	$1,511	$11	$5,030	$144
Other	—	—	—	—	—	—
Municipal bonds	24,047	270	19,309	750	43,356	1,020
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	273,209	9,752	26,977	6,346	300,186	16,098
Other mortgage-backed securities	115,986	3,222	36,944	12,569	152,930	15,791

Total fixed maturity securities	416,761	13,377	84,741	19,676	501,502	33,053
Equity securities (1)	—	—	4,865	326	4,865	326

Combined totals	$416,761	$13,377	$89,606	$20,002	$506,367	$33,379

Number of positions with a gross unrealized loss	159		44		203
Fair value as a percentage of total fixed maturities and equity securities fair value	7.7%		1.6%		9.3%

(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 89% of the portfolio, based on fair value, was priced through pricing services or index priced as of September 30, 2012. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis utilizing observable inputs, the securities were generally classified as Level 2. There were no significant changes to the valuation process in the first nine months of 2012.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on observable market information such as interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in the first nine months of 2012.

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

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. At September 30, 2012, Level 3 invested assets below comprised approximately 3.0% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2012
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$626,897	$626,897	$—	$626,897	$—
Other	463,578	463,578	25,841	437,737	—
Municipal bonds	1,559,209	1,559,209	—	1,546,912	12,297
Foreign government bonds	56,973	56,973	—	56,973	—
Corporate bonds	2,444,175	2,444,175	12,830	2,345,528	85,817
Other mortgage-backed securities	631,220	631,220	—	597,332	33,888

Total fixed maturities	5,782,052	5,782,052	38,671	5,611,379	132,002
Equity securities	39,211	39,211	25,595	13,276	340
Short-term investments	167,903	167,903	167,903	—	—
Other investments (1)	52,516	52,516	—	—	52,516

Totals	6,041,682	6,041,682	232,169	5,624,655	184,858
Separate Account (variable annuity) assets	1,405,693	1,405,693	—	1,405,693	—
Financial Liabilities	—	—	—	—	—

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the nine months ended September 30, 2012. The following tables present reconciliations for the three and nine months ended September 30, 2012 and 2011 for all Level 3 assets measured at fair value on a recurring basis.

	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Other Investments	Total
Financial Assets
Beginning balance, July 1, 2012	$—	$56,459	$12,911	$69,370	$385	$52,308	$122,063
Transfers into Level 3 (1)	12,297	29,558	21,044	62,899	—	—	62,899
Transfers out of Level 3 (1)	—	—	—	—	—	—	—
Total gains or losses
Net realized gains (losses) included in net income	—	—	(2)	(2)	—	2,284	2,282
Net unrealized gains (losses) included in other comprehensive income	—	(31)	95	64	(45)	—	19
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	—	(169)	(160)	(329)	—	(2,076)	(2,405)

Ending balance, September 30, 2012	$12,297	$85,817	$33,888	$132,002	$340	$52,516	$184,858

Beginning balance, January 1, 2012	$—	$88,256	$4,532	$92,788	$385	$—	$93,173
Transfers into Level 3 (1)	12,297	47,798	29,548	89,643	—	—	89,643
Transfers out of Level 3 (1)	—	(50,707)	—	(50,707)	—	—	(50,707)
Total gains or losses
Net realized gains (losses) included in net income	—	—	(2)	(2)	—	4,592	4,590
Net unrealized gains (losses) included in other comprehensive income	—	915	260	1,175	(45)	—	1,130
Purchases	—	—	—	—	—	50,000	50,000
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	—	(445)	(450)	(895)	—	(2,076)	(2,971)

Ending balance, September 30, 2012	$12,297	$85,817	$33,888	$132,002	$340	$52,516	$184,858

(1)	Transfers into and out of Level 3 during the periods ended September 30, 2012 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as of the ending date of the reporting period.

Note 3 - Fair Value of Financial Instruments-(Continued)

	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, July 1, 2011	$49,285	$824	$50,109	$384	$50,493
Transfers into Level 3 (1)	15,098	1,921	17,019	—	17,019
Transfers out of Level 3 (1)	—	—	—	—	—
Total gains or losses
Net realized gains (losses) included in net income	—	—	—	—	—
Net unrealized gains (losses) included in other comprehensive income	3,388	6	3,394	—	3,394
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Paydowns and maturities	(261)	(60)	(321)	—	(321)

Ending balance, September 30, 2011	$67,510	$2,691	$70,201	$384	$70,585

Beginning balance, January 1, 2011	$45,244	$945	$46,189	$396	$46,585
Transfers into Level 3 (1)	32,487	1,921	34,408	—	34,408
Transfers out of Level 3 (1)	(13,725)	—	(13,725)	—	(13,725)
Total gains or losses
Net realized gains (losses) included in net income	—	—	—	—	—
Net unrealized gains (losses) included in other comprehensive income	4,233	20	4,253	(12)	4,241
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Paydowns and maturities	(729)	(195)	(924)	—	(924)

Ending balance, September 30, 2011	$67,510	$2,691	$70,201	$384	$70,585

(1)	Transfers into and out of Level 3 during the periods ended September 30, 2011 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

At September 30, 2012 and 2011, there were $4,590 and $0, respectively, of net realized gains included in earnings that were attributable to changes in the fair value of Level 3 assets still held.

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Disclosed, But Not Carried, at Fair Value

The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. The following table presents the carrying value, fair value and fair value hierarchy of these financial assets and financial liabilities at September 30, 2012 and December 31, 2011.

	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2012
Financial Assets
Investments
Other investments (1)	$133,085	$137,207	$—	$—	$137,207
Financial Liabilities
Fixed annuity contract liabilities	3,170,489	2,906,201	—	—	2,906,201
Policyholder account balances on interest-sensitive life contracts	78,901	75,981	—	—	75,981
Other policyholder funds	107,235	107,235	—	—	107,235
Short-term debt	38,000	38,000	—	38,000	—
Long-term debt	199,793	218,875	218,875	—	—

December 31, 2011
Financial Assets
Investments
Other investments (1)	$128,460	$132,522	$—	$—	$132,522
Financial Liabilities
Fixed annuity contract liabilities	2,945,107	2,699,295	—	—	2,699,295
Policyholder account balances on interest-sensitive life contracts	79,305	76,370	—	—	76,370
Other policyholder funds	114,530	114,530	—	—	114,530
Short-term debt	38,000	38,000	—	38,000	—
Long-term debt	199,744	214,218	214,218	—	—

(1)	Portion of the Other Investments amount reported in the Consolidated Balance Sheet which is not carried at fair value, primarily policy loans.

Note 4 - Debt

Indebtedness outstanding was as follows:

	September 30, 2012	December 31, 2011
Short-term debt:
Bank Credit Facility	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $71 and $92 (6.1% imputed rate)	74,929	74,908
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $136 and $164 (6.9% imputed rate)	124,864	124,836

Total	$237,793	$237,744

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

Defined Benefit Plan and Supplemental Defined Benefit Plans

The following tables summarize the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and nine months ended September 30, 2012 and 2011.

	Defined Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$—	$—	$—	$—
Other expenses	90	63	270	188
Interest cost	356	424	1,070	1,268
Expected return on plan assets	(605)	(610)	(1,817)	(1,820)
Settlement loss	161	1,098	1,079	1,098
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	512	478	1,538	1,366

Net periodic pension expense	$514	$1,453	$2,140	$2,100

	Supplemental Defined Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$—	$—	$—	$—
Other expenses	—	—	—	—
Interest cost	171	201	506	598
Expected return on plan assets	—	—	—	—
Settlement loss	—	—	—	—
Amortization of:
Prior service cost	31	31	93	94
Actuarial (gain) loss	(362)	194	128	523

Net periodic pension (benefit) expense	$(160)	$426	$727	$1,215

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to a closed group of eligible employees. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant in that closed group. Funding of HRA accounts was $133 and $153 for the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Components of net periodic benefit:
Service cost	$—	$—	$—	$—
Interest cost	22	32	68	91
Amortization of prior service cost	—	—	—	—
Amortization of prior gains	(131)	(101)	(392)	(376)

Net periodic benefit	$(109)	$(69)	$(324)	$(285)

2012 Contributions

In 2012, there is a minimum funding requirement for the Company’s defined benefit plan. The following table discloses that minimum funding requirement, contributions made and expected full year contributions for the Company’s plans.

	Defined Benefit Pension Plans
	Defined Benefit Plan	Supplemental Defined Benefit Plans	Other Postretirement Benefits
Minimum funding requirement for 2012	$1,000	N/A	N/A
Contributions made in the nine months ended September 30, 2012	2,534	985	363
Expected contributions (approximations) for the year ended December 31, 2012 as of the time of :
This Form 10-Q (1)	2,550	1,300	519
2011 Form 10-K (2)	2,300	1,300	519

N/A	- Not applicable.

(1) HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended September 30, 2012
Premiums written and contract deposits	$291,732	$7,407	$881	$285,206
Premiums and contract charges earned	174,372	7,410	942	167,904
Benefits, claims and settlement expenses	108,680	3,585	956	106,051

Three months ended September 30, 2011
Premiums written and contract deposits	$305,476	$7,484	$918	$298,910
Premiums and contract charges earned	173,537	7,480	978	167,035
Benefits, claims and settlement expenses	127,524	4,278	1,166	124,412

Nine months ended September 30, 2012
Premiums written and contract deposits	$808,147	$22,175	$2,276	$788,248
Premiums and contract charges earned	519,928	22,541	2,356	499,743
Benefits, claims and settlement expenses	353,029	10,365	2,249	344,913

Nine months ended September 30, 2011
Premiums written and contract deposits	$823,557	$23,698	$2,477	$802,336
Premiums and contract charges earned	522,207	24,702	2,561	500,066
Benefits, claims and settlement expenses	413,909	17,478	2,391	398,822

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		As Adjusted		As Adjusted
Insurance premiums and contract charges earned
Property and casualty	$136,809	$136,636	$407,471	$410,456
Annuity	5,551	4,936	16,053	14,443
Life	25,544	25,463	76,219	75,167

Total	$167,904	$167,035	$499,743	$500,066

Net investment income
Property and casualty	$9,022	$8,927	$27,250	$27,402
Annuity	50,742	45,582	150,000	135,029
Life	17,131	17,294	52,148	52,040
Corporate and other	—	(1)	1	(2)
Intersegment eliminations	(246)	(252)	(741)	(761)

Total	$76,649	$71,550	$228,658	$213,708

Net income (loss)
Property and casualty	$13,529	$1,706	$22,633	$(11,540)
Annuity	9,918	4,776	29,380	20,544
Life	4,941	3,671	16,236	13,719
Corporate and other	3,878	13,484	3,791	14,870

Total	$32,266	$23,637	$72,040	$37,593

	September 30,	December 31,
	2012	2011
		As Adjusted
Assets
Property and casualty	$1,023,188	$957,266
Annuity	5,451,688	4,926,204
Life	1,554,969	1,459,919
Corporate and other	127,456	115,367
Intersegment eliminations	(35,125)	(23,587)

Total	$8,122,176	$7,435,169

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

For the three months ended September 30, 2012, the Company’s net income of $32.2 million increased $8.6 million compared to net income of $23.6 million recorded in the prior year, reflecting a lower level of property and casualty catastrophe losses coupled with an increase in underlying earnings for all three of the Company’s operating segments. After-tax net realized investment gains decreased by $6.8 million between periods. For the property and casualty segment, catastrophe losses were moderate in the current period, and substantially less than the level experienced in the prior year. The property and casualty segment current period net income of $13.5 million reflected an increase of $11.8 million compared to a year earlier, benefitting from the decrease in catastrophe costs, as well as favorable current year property results excluding catastrophes, improvement in automobile current accident year losses and a higher level of favorable development of prior years’ reserves. Annuity segment net income of $9.9 million for the current period increased $5.2 million compared to the third quarter of 2011, reflecting a favorable impact in the current quarter from the evaluation of deferred policy acquisition costs compared to an adverse impact in the prior year period — primarily due to the change in performance of the financial markets — and an increase in the net interest margin on fixed annuity assets. Life segment net income of $4.9 million increased $1.3 million compared to the prior year third quarter primarily due to lower mortality costs in the current period.

For the nine months ended September 30, 2012, the Company’s net income of $72.0 million represented an increase of $34.4 million compared to the prior year, reflecting a significant reduction in property and casualty catastrophe losses as well as an increase in underlying earnings for all three of the Company’s operating segments. After-tax net realized investment gains decreased by $7.5 million between periods. For the property and casualty segment, net income of $22.6 million reflected an increase of $34.1 million compared to the first nine months of 2011, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserves, which more than offset an increase in automobile current accident year losses. Including all factors, the property and casualty combined ratio was 100.3% for the first nine months of 2012 compared to 111.4% for the same period in 2011. Annuity segment net income of $29.4 million for the current period increased $8.9 million compared to the first nine months of 2011, primarily reflecting an increase in the interest margin earned on fixed annuity assets accompanied by the current period favorable impact, compared to the prior year adverse impact, of financial market performance on the evaluation of deferred policy acquisition costs. Life segment net income of $16.2 million increased $2.5 million, primarily due to lower mortality costs in the current period.

Premiums written and contract deposits decreased 2% compared to the first nine months of 2011. Property and casualty segment premiums written were comparable to the prior year, as the favorable premium impact from increases in average premium per policy for both homeowners and automobile in the current year was offset by the reduced level of automobile and homeowners policies in force. Compared to a notably high level of receipts in 2011, annuity deposits received in the current period decreased 5% compared to the first nine months of last year, reflecting a 5% decrease in single deposit and rollover receipts in the current year accompanied by a 6% decrease in scheduled deposit receipts. Life segment insurance premiums and contract deposits increased 1% compared to the first nine months of the prior year.

The Company’s book value per share was $31.30 at September 30, 2012, an increase of 22% compared to 12 months earlier. This increase reflected net income for the trailing 12 months and the improvement in unrealized investment gains and losses due to significantly lower yields on U.S. Treasury securities and narrower credit spreads across virtually all asset classes, the combination of which caused an increase in unrealized gains for the Company’s holdings of corporate securities, municipal securities and mortgage-backed securities.

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

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values obtained from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 89% of the portfolio, based on fair value, was priced through pricing services or index priced as of September 30, 2012. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis utilizing observable inputs, the securities were generally classified as Level 2. There were no significant changes to the valuation process during the first nine months of 2012.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on observable market information such as interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what some market participants would use when pricing such securities. There were no significant changes to the valuation process in the first nine months of 2012.

At September 30, 2012, Level 3 invested assets comprised approximately 3.0% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements — Note 3 — Fair Value of Financial Instruments”.

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

Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. Management believes the Company’s continued depressed market capitalization is largely the result of current global financial market conditions and is similar to companies within the annuity and life insurance sector. There were no events or material changes in circumstances during the nine months ended September 30, 2012 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes. The potential effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At September 30, 2012, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 3%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, based on capitalized annuity policy acquisition costs as of September 30, 2012 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.15 million and $0.25 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would impact amortization between $0.20 million and $0.30 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations — Policy Acquisition Expenses Amortized”. See also “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation — Adopted Accounting Standards — Costs Associated with Acquiring or Renewing Insurance Contracts” regarding new accounting guidance which the Company adopted effective January 1, 2012.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $11 million of net income based on net reserves as of September 30, 2012. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	September 30, 2012			December 31, 2011
	Case	IBNR		Case	IBNR
	Reserves	Reserves	Total (1)	Reserves	Reserves	Total (1)
Automobile liability	$70.6	$129.5	$200.1	$66.6	$129.2	$195.8
Automobile other	4.1	2.1	6.2	4.7	1.5	6.2
Homeowners	8.8	49.7	58.5	8.1	52.5	60.6
All other	3.6	17.0	20.6	1.7	16.8	18.5

Total	$87.1	$198.3	$285.4	$81.1	$200.0	$281.1

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At September 30, 2012, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income for the nine months ended September 30, 2012 by approximately $7.5 million, primarily the result of favorable frequency and severity trends in voluntary automobile losses for accident years 2011 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at September 30, 2012.

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

Liabilities for Future Policy Benefits

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and lapses. Mortality and lapse assumptions for all policies have been based on actuarial tables which are consistent with the Company’s own experience. In the event actual experience is worse than the assumptions, additional reserves may be required. This would result in a charge to income for the period in which the increase in reserves occurred. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Nine Months Ended		Change From
	September 30,		Prior Year
	2012	2011	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$411.4	$409.9	0.4%	$1.5
Involuntary and other property & casualty	2.2	2.3	-4.3%	(0.1)

Total property & casualty	413.6	412.2	0.3%	1.4
Annuity deposits	302.9	318.9	-5.0%	(16.0)
Life	71.7	71.2	0.7%	0.5

Total	$788.2	$802.3	-1.8%	$(14.1)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Nine Months Ended		Change From
	September 30,		Prior Year
	2012	2011	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$405.7	$409.1	-0.8%	$(3.4)
Involuntary and other property & casualty	1.8	1.4	28.6%	0.4

Total property & casualty	407.5	410.5	-0.7%	(3.0)
Annuity	16.0	14.4	11.1%	1.6
Life	76.2	75.2	1.3%	1.0

Total	$499.7	$500.1	-0.1%	$(0.4)

For the three months ended September 30, 2012, the Company’s premiums written and contracts deposits of $285.2 million decreased $13.7 million, or 4.6%, primarily due to the decrease in annuity single premium and rollover deposit receipts. For the nine months ended September 30, 2012, the Company’s premiums written and contract deposits decreased $14.1 million, or 1.8%, compared to the prior year, also largely due to the decrease in annuity deposit receipts. The Company’s premiums and contract charges earned increased $0.8 million, or 0.5%, compared to the third quarter of 2011 and decreased $0.4 million, or 0.1%, compared to the nine months ended September 30, 2011, primarily reflecting the increasing favorable impact on earned premium of the automobile and property rate actions taken in 2011 and 2012 which were more than offset by a reduced level of property and casualty policies in force compared to the prior year, including policy reductions due to the Florida homeowners non-renewal program described below. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written increased 0.4%, or $1.5 million, in the first nine months of 2012. Homeowners average written premium per policy increased compared to the prior year, with the impact nearly offset by a reduced level of automobile and homeowners policies in force in the current period. For the Company’s automobile and homeowners business, rate changes effective during the first nine months of 2012 averaged 5% and 7%, respectively, compared to 2% and 9%, respectively, during the same period in 2011. At September 30, 2012, there were 485,000 voluntary automobile and 237,000 homeowners policies in force, for a total of 722,000 policies, compared to a total of 725,000 policies at December 31, 2011 and 729,000 policies at September 30, 2011. Management believes that the Company’s rate and risk mitigation actions have had a negative impact, in some locations, on its policy retention rates and its sales levels, particularly in its automobile line. Consequently, during 2011, the Company developed and began implementing state-specific pricing, underwriting and marketing initiatives designed to improve automobile new sales and retention levels.

Based on policies in force, the voluntary automobile 6-month and 12-month retention rates for new and renewal policies were 91.9% and 84.3%, respectively, at September 30, 2012 compared to 90.7% and 82.5%, respectively, at September 30, 2011. The property 12-month new and renewal policy retention rate was 88.1% at September 30, 2012 compared to 85.2% at September 30, 2011, with the change including the impact of the Company’s risk mitigation actions described below.

Voluntary automobile premium written decreased 0.6%, or $1.7 million, compared to the first nine months of 2011. In the first nine months of 2012, the average written premium per policy and average earned premium per policy each increased slightly compared to a year earlier, which was more than offset by the decline in policies in force. Voluntary automobile policies in force at September 30, 2012 decreased 1,000 compared to December 31, 2011 and 4,000 compared to September 30, 2011. Educator policies increased slightly compared to December 31, 2011, and decreased compared to September 30, 2011. The number of educator policies represented approximately 83% and 82% of the voluntary automobile policies in force at September 30, 2012 and 2011, respectively. The number of non-educator policies decreased compared to both December 31, 2011 and September 30, 2011.

Voluntary homeowners premium written increased 2.3%, or $3.2 million, compared to the first nine months of 2011, net of catastrophe reinsurance premiums ceded that were less than the prior year. The average written and earned premium per policy increased 3% and 5%, respectively, in the first nine months of 2012 compared to a year earlier. Homeowners policies in force at September 30, 2012 decreased 2,000 compared to December 31, 2011 and 3,000 compared to September 30, 2011. The number of educator policies represented approximately 78% and 77% of the homeowners policies in force at September 30, 2012 and 2011, respectively. Educator policies increased slightly compared to December 31, 2011. Growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. On January 1, 2010, the Company ceased writing new property homeowner policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. By mid-August 2011, the non-renewal program had been completed, including approximately 3,600 policies terminated prior to non-renewal at the customers’ request. In total, the Company’s September 30, 2012 policy count for Florida homeowners business of less than 6,000 decreased by approximately 11,000 compared to December 31, 2009 and included virtually no remaining risk exposure in the more sinkhole-prone counties. Throughout the non-renewal program period, the Company’s agents worked closely with customers to find coverage with third-party companies that underwrite property risks in Florida. This program is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners underwriting results.

For the nine months ended September 30, 2012, total annuity deposits received decreased 5.0%, or $16.0 million, compared to the prior year, with the amount of the decrease nearly equally attributable to a 4.5% decrease in single premium and rollover deposit receipts and a 5.7% decrease in scheduled annuity deposit receipts. In the first nine months of 2012, new deposits to variable accounts increased 2.7%, or $2.2 million, and new deposits to fixed accounts decreased 7.7%, or $18.2 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $4.7 billion at September 30, 2012 increased 12.9% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention. Cash value retentions for variable and fixed annuity options were 94.5% and 95.3%, respectively, for the 12 month period ended September 30, 2012, each reflecting improvement compared to a year ago. At September 30, 2012, the number of annuity contracts outstanding of 186,000 increased 2,000 contracts compared to December 31, 2011 and 4,000 contracts compared to September 30, 2011.

Variable annuity accumulated balances of $1.4 billion at September 30, 2012 reflected an increase of 19.8% compared to September 30, 2011, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 11.1%, or $1.6 million, compared to the first nine months of 2011.

Life segment premiums and contract deposits for the first nine months of 2012 increased $0.5 million, or 0.7%, compared to the prior year. The ordinary life insurance in force lapse ratio was 4.2% for the 12 months ended September 30, 2012 compared to 4.8% for the 12 months ended September 30, 2011.

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

Despite these challenges, the Company’s 2011 positive sales momentum in all lines of business carried into the first nine months of 2012. For the first nine months of 2012, true new automobile sales units — units associated with new Horace Mann automobile policyholders — increased 29.9% compared to the first nine months of 2011, reflecting the continued positive impact of state-specific pricing, underwriting and marketing initiatives implemented during the last several months of 2011. Total new automobile units, tempered by a modest increase in additional vehicles added to existing automobile policies, increased 15.7% compared to the prior year. New homeowners sales units increased 16.9% compared to the prior year.

The Company’s 2012 annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive, record-level results produced throughout 2011 and 2010. Total annuity sales for the nine months ended September 30, 2012 were comparable to 2011. Single premium and rollover deposits for Horace Mann annuity products decreased 4.5% compared to the same period in 2011. In addition, the Company’s new scheduled deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 2.9% compared to the first nine months of 2011. In the first nine months of 2012, sales of third-party vendor annuity products, a relatively minor component of total annuity sales, increased notably compared to the first nine months of 2011. Year-to-date annuity sales by Horace Mann’s agency force increased 12.4% compared to the first nine months of 2011. Sales of Horace Mann products by the Independent Agent distribution channel, included in the information above, decreased 35.8% compared to the prior year, a comparison impacted by current period decreases in single premium and rollover deposits. The Company’s annuity sales levels in recent years have been impacted as K-12 educators respond to uncertainties regarding employment prospects during the economic recession. In situations where educator retirements increase, opportunities arise for single premium and rollover deposit business. For employed educators, uncertainty about their future employment has created challenges for new sales of scheduled deposit business. The current low interest rate environment also is a factor in educators’ decisions regarding retirement planning.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years has contributed to the increase in sales of proprietary life products. For the nine months ended September 30, 2012, the increase in total life sales of 35.7% included a 32.1% increase in sales of Horace Mann’s proprietary life products and a 38.6% increase in sales of third-party vendor products.

Combining these increases in all of the lines of business, the Company’s total new business sales increased 4.3% compared to the first nine months of 2011. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for the first nine months of 2012 increased 14.5% compared to the prior year.

Distribution System

At September 30, 2012, there was a combined total of 732 Exclusive Agencies and Employee Agents, compared to 745 at December 31, 2011 and 735 at September 30, 2011. The net declines compared to 2011 were largely driven by termination of lower producing agents, partially offset by new Exclusive Agency appointments. At September 30, 2012, there were 590 Horace Mann Exclusive Agencies, an increase of 71 compared to September 30, 2011. At September 30, 2012, in addition to the Exclusive Agencies, there were 142 Employee Agents. See additional description in “Business — Corporate Strategy and Marketing — Dedicated Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As mentioned above, the Company utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 595 authorized agents at September 30, 2012. During the first nine months of 2012, this channel generated $36.8 million in annualized new annuity sales for the Company compared to $57.2 million for the first nine months of 2011, reflecting decreases in single and rollover deposit business in the current period.

Net Investment Income

For the three months ended September 30, 2012, pretax investment income of $76.7 million increased 7.3%, or $5.2 million, (7.0%, or $3.4 million, after tax) compared to the prior year. Pretax investment income of $228.7 million for the nine months ended September 30, 2012 increased 7.0%, or $15.0 million, (6.7%, or $9.7 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets increased 7.2% over the 12 months ended September 30, 2012. The average pretax yield on the investment portfolio was 5.67% (3.82% after tax) for the first nine months of 2012 compared to pretax yields of 5.68% (3.84% after tax) a year earlier.

Net Realized Investment Gains and Losses

For the three months ended September 30, 2012, net realized investment gains (pretax) were $10.8 million compared to net realized investment gains of $21.2 million in the same period in the prior year. For the nine months, net realized investment gains (pretax) were $21.1 million in 2012 compared to $32.7 million in the prior year. The net gains in both periods were realized from ongoing investment portfolio management activity.

For the nine months ended September 30, 2012, the Company’s net realized investment gains of $21.1 million included $33.5 million of gross gains realized on security sales and calls partially offset by $12.4 million of realized losses on securities that were disposed of during the nine months, primarily commercial mortgage-backed securities, as further described below, and also corporate securities to a lesser extent. There were no other-than-temporary impairment write-downs on securities in the current period. Gains realized on security disposals during the first nine months of 2012 included $4.6 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

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

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of September 30, 2012 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2011, yields on U.S. Treasury securities decreased while credit spreads narrowed across virtually all asset classes, with the Company’s corporate bond portfolio showing the most significant improvement in net unrealized gains.

	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Gain
Fixed Maturity Securities
Corporate bonds
Banking and Finance	61	$435.0	$390.0	$45.0
Energy	65	273.6	236.3	37.3
Utilities	42	264.6	217.8	46.8
Insurance	29	150.3	125.9	24.4
Metal and Mining	17	131.9	120.5	11.4
Transportation	22	122.5	113.0	9.5
Broadcasting and Media	19	115.8	97.4	18.4
Health Care	35	104.8	92.3	12.5
Telecommunications	25	102.4	88.4	14.0
Technology	31	99.8	92.0	7.8
All Other Corporates (1)	187	643.5	574.2	69.3

Total corporate bonds	533	2,444.2	2,147.8	296.4
Mortgage-backed securities
U.S. government and federally sponsored agencies	376	626.9	548.2	78.7
Commercial	22	53.2	47.9	5.3
Other	13	15.6	11.7	3.9
Municipal bonds	467	1,559.2	1,374.6	184.6
Government bonds
U.S.	7	463.6	423.9	39.7
Foreign	8	57.0	48.5	8.5
Collateralized debt obligations (2)	29	68.9	64.1	4.8
Asset-backed securities	90	493.5	469.6	23.9

Total fixed maturity securities	1,545	$5,782.1	$5,136.3	$645.8

Equity Securities
Non-redeemable preferred stocks	11	$17.9	$17.3	$0.6
Common stocks	155	21.3	20.0	1.3

Total equity securities	166	$39.2	$37.3	$1.9

Total	1,711	$5,821.3	$5,173.6	$647.7

(1)	The All Other Corporates category contains 19 additional industry classifications. Real estate, natural gas, consumer products, gaming, retail and food and beverage represented $429.6 million of fair value at September 30, 2012, with the remaining 13 classifications each representing less than $48 million.
(2)	Based on fair value, 74.7% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2012.

At September 30, 2012, the Company’s diversified fixed maturity securities portfolio consisted of 1,831 investment positions, issued by 1,545 entities, and totaled approximately $5.8 billion in fair value. This portfolio was 94.6% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At September 30, 2012, 94.3% of these combined portfolios were investment grade, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	Percent of Portfolio Fair Value		September 30, 2012
	December 31, 2011	September 30, 2012	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA (2)	4.9%	3.6%	$210.8	$186.0
AA (2)	39.6	35.4	2,045.5	1,812.5
A	24.8	25.8	1,493.6	1,296.1
BBB	25.5	29.8	1,723.5	1,548.5
BB	2.8	2.9	164.7	154.0
B	2.1	2.1	121.9	116.7
CCC or lower	0.3	0.3	16.6	17.0
Not rated (3)	—	0.1	5.5	5.5

Total fixed maturity securities	100.0%	100.0%	$5,782.1	$5,136.3

Equity securities
AAA	—	—	—	—
AA	15.7%	10.7%	$4.2	$4.1
A	12.7	12.2	4.8	5.1
BBB	44.0	18.9	7.4	6.6
BB	26.1	3.9	1.5	1.5
B	—	—	—	—
CCC or lower	—	—	—	—
Not rated (4)	1.5	54.3	21.3	20.0

Total equity securities	100.0%	100.0%	$39.2	$37.3

Total			$5,821.3	$5,173.6

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	During 2011, S&P and Moody’s concluded on their respective evaluations of ratings for debt issued by the U.S. government. On August 2, 2011, Moody’s affirmed its Aaa rating, with an outlook of negative. On August 5, 2011, S&P reduced its AAA long-term rating one notch to AA+, with an outlook of negative. At September 30, 2012, the AA rated fair value amount included $445.0 million of U.S. government and federally sponsored agency securities and $626.9 million of mortgage-backed securities issued by U.S. government and federally sponsored agencies.
(3)	Included in this category is $5.5 million fair value of private placement securities not rated by either S&P or Moody’s.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At September 30, 2012, total fair value of the Company’s European fixed maturity securities direct exposure was $209.7 million with a net unrealized gain of $17.1 million. The Company generally defines its country classification by issuer country of incorporation or domicile where appropriate. Given the economic, fiscal and political uncertainties surrounding a number of European countries, especially Greece, Ireland, Italy, Portugal and Spain (collectively “GIIPS”) and France, the Company closely monitors its direct European securities exposures. At September 30, 2012, the Company had no sovereign or equity security exposure in any European country, no exposure in the banking and finance industry in any of the GIIPS countries or France, no unfunded exposure related to its European securities holdings and no derivative or hedging instruments in its investment portfolio.

The Company also carefully monitors its indirect European securities exposure and analyzes a number of factors to understand and identify its indirect European exposure. While many factors are considered, it is difficult to know if all potential factors which may indirectly impact the Company’s investment portfolio have been identified. The factors the Company considers include, but are not limited to, the issuer’s parent-subsidiary relationship, principal place of business, management location, source of revenue streams, industry classification and asset characteristics. At September 30, 2012, the Company did not identify significant indirect exposure to European countries in its investment portfolio.

The following table summarizes the Company’s direct exposures by asset category related to selected groups of European countries and to Europe in total as of September 30, 2012.

	Sovereign		Banking		Other Corporate		Asset-backed		Total
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed Maturity Securities
GIIPS
Greece	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ireland	—	—	—	—	2.7	0.1	10.0	*	12.7	0.1
Italy	—	—	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—	—	—
Spain	—	—	—	—	9.8	(0.2)	—	—	9.8	(0.2)

Total GIIPS	—	—	—	—	12.5	(0.1)	10.0	*	22.5	(0.1)
France	—	—	—	—	19.6	2.5	—	—	19.6	2.5
United Kingdom	—	—	3.9	0.4	82.7	6.8	—	—	86.6	7.2
Other European Countries (1)	—	—	28.0	3.3	42.1	3.9	10.9	0.3	81.0	7.5

Total	$—	$—	$31.9	$3.7	$156.9	$13.1	$20.9	$0.3	$209.7	$17.1

*	Less than $0.1 million.
(1)	The Other European Countries category contains 5 countries with the total fair value amount for each country representing less than $40 million.

At September 30, 2012, the Company had $53.2 million fair value in commercial mortgage-backed securities (“CMBS”), all in the annuity and life portfolios, with gross unrealized losses of $0.3 million and a net unrealized gain of $5.3 million, resulting in an overall fair value to amortized cost ratio of 111.1%, compared to 108.3% at September 30, 2011. CMBS spreads widened notably in 2011 followed by narrowing in the first nine months of 2012. The concern over current economic weakness and its impact on commercial real estate values and rising commercial mortgage loan delinquencies has resulted in downward price pressure for certain CMBS securities. As a result of risk reduction actions since 2009, the Company reduced its holdings of conduit/fusion CMBS securities by $154 million of amortized cost, or 82%, compared to December 31, 2009. These disposals resulted in a net realized loss of $10.3 million for the nine months ended September 30, 2012 and a net realized loss of $17.2 million for the two years ended December 31, 2011. At September 30, 2012, the Company’s CMBS portfolio was 93% investment grade, with an overall credit rating of A+, and well diversified by property type, geography and sponsor.

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

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	September 30, 2012			December 31, 2011
	Number of Positions	Fair Value	Pretax Unrealized Gain	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	3	$17.0	$2.7	4	$18.6	$2.2
AA	4	5.5	0.7	4	5.0	0.3
A	7	17.5	1.2	6	15.2	*
BBB	6	9.6	0.6	8	13.2	(1.9)
BB and below	2	3.6	0.1	6	18.8	(9.3)

Total	22	$53.2	$5.3	28	$70.8	$(8.7)

Vintage year
2003 and prior	2	$2.8	$0.1	3	$4.9	$0.1
2004	7	10.4	0.4	7	9.6	(0.2)
2005	4	22.9	1.9	9	40.4	(10.5)
2006	7	12.2	1.4	7	11.3	0.6
2007	2	4.9	1.5	2	4.6	1.3

Total	22	$53.2	$5.3	28	$70.8	$(8.7)

Property type
Conduit/Fusion	20	$38.7	$3.5	26	$57.1	$(9.7)
Single borrower	2	14.5	1.8	2	13.7	1.0

Total	22	$53.2	$5.3	28	$70.8	$(8.7)

*	Less than $0.1 million.

At September 30, 2012, the Company had $447.4 million fair value in financial institution bonds, preferred stocks and common stocks with a net unrealized gain of $44.9 million. The Company’s holdings in this sector are primarily large, well-recognized institutions, which were broadly supported by government intervention and credit enhancement programs during the 2008 credit crisis.

At September 30, 2012, the Company had $1,559.2 million fair value invested in municipal bonds with a net unrealized gain of $184.6 million. Of the geographically diversified municipal bond holdings, approximately 49% are tax-exempt and 78% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of these securities was AA-, with approximately 25% of the value insured at September 30, 2012. This represents approximately 6% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers or other forms of guarantee. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was A+ at September 30, 2012.

At September 30, 2012, the fixed maturity securities and equity securities portfolios had a combined $10.6 million pretax of gross unrealized losses on $182.5 million fair value related to 143 positions. Of this amount, $3.0 million of pretax gross unrealized losses were on $105.8 million fair value for 90 positions that had been in a continuous unrealized loss position for 9 months or less.

Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 6 were trading below 80% of book value at September 30, 2012 and were not considered other-than-temporarily impaired. These positions included structured securities, corporate securities and equity securities. The 6 securities with fair values below 80% of book value at September 30, 2012 had fair value of $11.2 million, representing 0.2% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $4.1 million.

The persisting global uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain investments. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows at September 30, 2012.

The Company views the unrealized losses of all of the securities at September 30, 2012 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any events that call into question the ability of the issuers of the securities to honor their contractual commitments. Therefore, no impairment of these securities was recorded at September 30, 2012. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Nine Months Ended September 30,		Change From Prior Year
	2012	2011	Percent	Amount
Property and casualty	$300.3	$352.6	-14.8%	$(52.3)
Annuity	2.3	1.6	43.8%	0.7
Life	42.3	44.6	-5.2%	(2.3)

Total	$344.9	$398.8	-13.5%	$(53.9)

Property and casualty catastrophe losses, included above (1)	$40.5	$81.3	-50.2%	$(40.8)

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Nine Months Ended September 30,
	2012	2011
Incurred claims and claim expenses:
Claims occurring in the current year	$311.8	$358.3
Decrease in estimated reserves for claims occurring in prior years (2)	(11.5)	(5.7)

Total claims and claim expenses incurred	$300.3	$352.6

Property and casualty loss ratio:
Total	73.7%	85.9%
Effect of catastrophe costs, included above (1)	10.0%	19.8%
Effect of prior years’ reserve development, included above (2)	-2.9%	-1.4%

(1)	Property and casualty catastrophe losses were incurred as follows:

	2012	2011
Three months ended
March 31	$5.9	$8.0
June 30	29.2	55.0
September 30	5.4	18.3

Total year-to-date	$40.5	$81.3

(2)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2012	2011
Three months ended
March 31	$(4.0)	$(2.7)
June 30	(4.5)	(1.0)
September 30	(3.0)	(2.0)

Total year-to-date	$(11.5)	$(5.7)

For the three months ended September 30, 2012, the Company’s benefits, claims and settlement expenses of $106.0 million decreased $18.4 million, or 14.8%, compared to the prior year, primarily reflecting a $12.9 million decrease in property and casualty catastrophe losses in the current period, as well as reductions in property and automobile non-catastrophe losses.

For the nine months ended September 30, 2012, the Company’s benefits, claims and settlement expenses decreased $53.9 million, or 13.5%, compared to the prior year, primarily reflecting a $40.8 million decrease in property and casualty catastrophe losses in the current period, as well as a notable reduction in Florida sinkhole loss costs. For the first nine months of 2012, automobile non-catastrophe losses increased compared to the prior year, primarily reflecting higher current accident year frequency of losses from bodily injury coverages.

For the first nine months of 2012, the favorable development of prior years’ property and casualty reserves of $11.5 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2011 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss emergence for accident years 2011 and prior.

For the nine months ended September 30, 2011, the favorable development of prior years’ property and casualty reserves of $5.7 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2010 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss emergence for accident years 2009 and prior, as well as favorable development of homeowners loss reserves for accident years 2010 and prior.

For the nine months ended September 30, 2012, the voluntary automobile loss ratio of 72.2% decreased by 0.3 percentage points compared to the prior year, including development of prior years’ reserves that had a 2.1 percentage point greater favorable impact in the current period, lower catastrophe losses for this line of business which represented a 0.4 percentage point decrease in the current accident year loss ratio, and the unfavorable impact of an increase in loss frequency in 2012. The homeowners loss ratio of 75.9% for the nine months ended September 30, 2012 decreased 37.1 percentage points compared to a year earlier, including a 30.0 percentage point decrease due to the lower level of catastrophe costs. Catastrophe costs represented 25.9 percentage points of the homeowners loss ratio for the current period compared to 55.9 percentage points for the prior year. Development of prior years’ homeowners reserves had a 0.3 percentage point greater favorable impact in the nine months ended September 30, 2012. The Company’s sinkhole loss costs for the current period reflected a favorable impact from the Company’s Florida homeowners policy non-renewal program. Excluding claim settlement expenses, Florida sinkhole losses incurred for both the three and nine months ended September 30, 2012 were zero compared to $(0.9) million and $5.7 million incurred in the respective prior year periods.

For the annuity segment, benefits in the first nine months of 2012 increased $0.7 million compared to the prior year due to increased sales of single premium immediate annuity contracts. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.4 million at September 30, 2012 compared to $0.6 million at December 31, 2011 and $0.7 million at September 30, 2011. The changes in this reserve in both the current period and 2011 reflected the favorable impact of financial market performance.

For the life segment, benefits in the current nine months decreased $2.3 million compared to a year earlier, primarily reflecting a decrease in mortality costs in the current period.

Interest Credited to Policyholders

	Nine Months Ended		Change From
	September 30,		Prior Year
	2012	2011	Percent	Amount
Annuity	$90.3	$84.1	7.4%	$6.2
Life	31.5	30.9	1.9%	0.6

Total	$121.8	$115.0	5.9%	$6.8

For the three months ended September 30, 2012, interest credited of $41.4 million increased 5.3%, or $2.1 million, compared to the same period in 2011, comparable to the percentage increase reflected for the nine months.

Compared to the first nine months of 2011, the current year increase in annuity segment interest credited reflected a 10.8% increase in average accumulated fixed deposits, partially offset by a 14 basis point decline in the average annual interest rate credited to 3.89%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the nine months ended September 30, 2012 and 2011 were 211 basis points and 199 basis points, respectively. The net interest spread increase primarily reflected crediting rate decreases, supplemented by favorable investment yields resulting from prudent investment portfolio management.

As of September 30, 2012, fixed annuity account values totaled $3.3 billion, including $3.0 billion of deferred annuities. Of the deferred annuity account values, 33% had minimum guaranteed interest rates of 3% or lower while 59% had minimum guaranteed rates of 4.5% or greater. For $2.5 billion, or approximately 83%, of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $20.4 million for the three months ended September 30, 2012 compared to $25.0 million for the same period in 2011. The $4.6 million decrease between the quarterly periods was largely due to the change in impacts of evaluations of annuity deferred policy acquisition costs.

Amortized policy acquisition expenses were $60.5 million for the first nine months of 2012 compared to $64.7 million for the same period in 2011. At September 30, 2012, the evaluation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $1.3 million, which primarily reflected the impact of favorable financial market performance; this compares to an increase in amortization of $4.7 million from a similar evaluation at September 30, 2011, which primarily reflected the impact of unfavorable financial market performance in the first nine months of 2011. The improvement in financial market performance in the current period was driven primarily by equity securities. For the life segment, the September 30, 2012 evaluation of deferred policy acquisition costs resulted in a $0.3 million increase in amortization, compared to a $0.5 million increase recorded as a result of the September 30, 2011 evaluation.

Operating Expenses

For the three months ended September 30, 2012, operating expenses of $38.1 million increased 5.2%, or $1.9 million, compared to the third quarter of 2011.

For the first nine months of 2012, operating expenses of $114.5 million increased 4.9%, or $5.4 million, compared to the same period in the prior year. The property and casualty expense ratio of 26.6% for the nine months ended September 30, 2012 increased 1.1 percentage points compared to the prior year expense ratio of 25.5%, consistent with management’s expectations for the current year.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 30.1% and 28.7% for the nine months ended September 30, 2012 and 2011, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.0 and 6.2 percentage points for the nine months ended September 30, 2012 and 2011, respectively.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

The Company’s federal income tax returns for years prior to 2007 are no longer subject to examination by the IRS. In 2011, the IRS completed an examination of the federal tax returns through 2009 resulting in additional tax expense of less than $0.1 million. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations. The Company has recorded less than $0.1 million of uncertain tax position liabilities, including interest related to all open tax years, as of September 30, 2012.

Net Income

For the three months ended September 30, 2012, the Company’s net income of $32.2 million increased $8.6 million compared to net income of $23.6 million recorded in the prior year, reflecting a lower level of property and casualty catastrophe losses coupled with an increase in underlying earnings for all three of the Company’s operating segments. After-tax net realized investment gains decreased by $6.8 million between periods. For the property and casualty segment, catastrophe losses were moderate in the current period, and substantially less than the level experienced in the prior year. The property and casualty segment current period net income of $13.5 million reflected an increase of $11.8 million compared to a year earlier, benefitting from the decrease in catastrophe costs, as well as favorable current year property results excluding catastrophes, improvement in automobile current accident year losses and a higher level of favorable development of prior years’ reserves. Annuity segment net income of $9.9 million for the current period increased $5.2 million compared to the third quarter of 2011, reflecting a favorable impact in the current quarter from the evaluation of deferred policy acquisition costs compared to an adverse impact in the prior year period — primarily due to the change in performance of the financial markets — and an increase in the net interest margin on fixed annuity assets. Life segment net income of $4.9 million increased $1.3 million compared to the prior year third quarter primarily due to lower mortality costs in the current period.

For the nine months ended September 30, 2012, the Company’s net income of $72.0 million represented an increase of $34.4 million compared to the prior year, reflecting a significant reduction in property and casualty catastrophe losses as well as an increase in underlying earnings for all three of the Company’s operating segments. After-tax net realized investment gains decreased by $7.5 million between periods. For the property and casualty segment, net income of $22.6 million reflected an increase of $34.1 million compared to the first nine months of 2011, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserves, which more than offset an increase in automobile current accident year losses. Including all factors, the property and casualty combined ratio was 100.3% for the first nine months of 2012 compared to 111.4% for the same period in 2011. Annuity segment net income of $29.4 million for the current period increased $8.9 million compared to the first nine months of 2011, primarily reflecting an increase in the interest margin earned on fixed annuity assets accompanied by the current period favorable impact, compared to the prior year adverse impact, of financial market performance on the evaluation of deferred policy acquisition costs. Life segment net income of $16.2 million increased $2.5 million, primarily due to lower mortality costs in the current period.

Net income (loss) by segment and net income per share were as follows:

	Nine Months Ended		Change From
	September 30,		Prior Year
	2012	2011	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$22.6	$(11.5)	N.M.	$34.1
Annuity	29.4	20.5	43.4%	8.9
Life	16.2	13.7	18.2%	2.5
Corporate and other (1)	3.8	14.9	-74.5%	(11.1)

Net income	$72.0	$37.6	91.5%	$34.4

Effect of catastrophe costs, after tax, included above	$(26.3)	$(52.8)	-50.2%	$26.5

Effect of realized investment gains, after tax, included above	$13.6	$21.1	-35.5%	$(7.5)

Diluted:
Net income per share	$1.74	$0.91	91.2%	$0.83

Weighted average number of shares and equivalent shares (in millions)	41.3	41.5	-0.5%	(0.2)
Property and casualty combined ratio:
Total	100.3%	111.4%	N.M.	-11.1%
Effect of catastrophe costs, included above	10.0%	19.8%	N.M.	-9.8%
Effect of prior years’ reserve development, included above	-2.9%	-1.4%	N.M.	-1.5%

N.M. – Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the nine months ended September 30, 2012, the changes in net income for the property and casualty, annuity and life segments are described in the preceding paragraphs.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the nine months ended September 30, 2012 and 2011, net realized investment gains after tax were $13.6 million and $21.1 million, respectively.

For the corporate and other segment, a lower level of net realized investment gains was the primary driver of the current period decrease in net income compared to the first nine months of 2011.

Return on average shareholders’ equity based on net income was 9% and 6% for the trailing 12 months ended September 30, 2012 and 2011, respectively.

The accounting guidance adopted by the Company effective January 1, 2012 is described in “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation — Adopted Accounting Standards”.

Outlook for 2012

At the time of this Quarterly Report on Form 10-Q, management estimates that 2012 full year net income before realized investment gains and losses will be within a range of $1.85 to $1.95 per diluted share. This projection incorporates the Company’s results for the first nine months of the year and assumes catastrophe losses and financial market performance for the remaining three months of the year will be in a normal range, consistent with management’s initial expectations for that period. Consistent with the initial guidance for 2012, this earnings guidance incorporates the impact of the January 1, 2012 adoption of accounting guidance related to deferral of costs associated with acquiring or renewing insurance contracts which is described in “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation — Adopted Accounting Standards”. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2012 and 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2012, net cash provided by operating activities increased compared to the same period in 2011, primarily due to a lower level of benefit and claim payments largely reflecting the reduction in catastrophe losses in the current period.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2012 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $71 million, of which $28 million was paid during the nine months ended September 30, 2012 and an additional $6 million was declared in September 2012 and subsequently paid in October 2012. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in the first nine months of 2012. For the nine months ended September 30, 2012, receipts from annuity contracts decreased $16.0 million, or 5.0%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values decreased $0.2 million, or 0.1%, compared to the prior year.

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

The total capital of the Company was $1,470.2 million at September 30, 2012, including $199.8 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 22.1% of total capital excluding unrealized investment gains and losses (16.2% including unrealized investment gains and losses) at September 30, 2012, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,232.4 million at September 30, 2012, including a net unrealized gain in the Company’s investment portfolio of $396.2 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $713.1 million and $18.11, respectively, at September 30, 2012. Book value per share was $31.30 at September 30, 2012 ($21.24 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at September 30, 2012 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $16.0 million for the nine months ended September 30, 2012. In March, May and September 2012, the Board of Directors announced regular quarterly dividends of $0.13 per share.

During the first nine months of 2012, the Company repurchased 801,086 shares of its common stock, or 2.0% of the outstanding shares on December 31, 2011, at an aggregate cost of $13.6 million, or an average price per share of $17.01 under its $50.0 million share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Stock Options” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The repurchase of shares was financed through use of cash. As of September 30, 2012, $34.3 million remained authorized for future share repurchases.

As of September 30, 2012, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of September 30, 2012, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of September 30, 2012, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on October 6, 2015. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.48%, as of September 30, 2012). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2012. During the nine months ended September 30, 2012, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

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

Assigned ratings as of October 31, 2012 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings	Debt Ratings
	(Outlook)	(Outlook)
As of October 31, 2012
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best
Horace Mann Life Insurance Company	A (stable)	N.A.
HMEC’s property and casualty subsidiaries	A- (stable)	N.A.
HMEC	N.A.	bbb (stable)

N.A. – Not applicable.

(1)	This agency has not yet rated Horace Mann Lloyds.

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

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2012 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Issuer Purchases of Equity Securities

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on December 7, 2011 the Company’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended September 30, 2012, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs
July 1 - 31	8,142	$17.10	8,142	$ 35.9 million
August 1 - 31	71,438	$17.58	71,438	$ 34.6 million
September 1 - 30	16,449	$17.54	16,449	$ 34.3 million

Total	96,029	$17.53	96,029	$ 34.3 million

Item 5:	Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2012 which has not been filed with the SEC.

Item 6:	Exhibits

The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit No.		Description

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011.

	10.2*	Amended and Restated Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.3*	Amended and Restated Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

	10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

Exhibit No.		Description

	10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(d)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(e)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(f)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit No.		Description

	10.6(g)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(h)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.6(i)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(j)*	Revised Specimen Restricted Stock Unit Deferral Election Forms under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(j) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.6(k)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

	10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

	10.7(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

	10.7(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit No.		Description

	10.7(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

	10.8*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.9*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.10*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC’s Current Report on Form 8-K dated May 25, 2011, filed with the SEC on May 27, 2011.

	10.12*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.

	10.13*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit No.		Description

	10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.

	10.14*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.14(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.15(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.15(a) to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.16(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

	10.16(b)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.16(b) to HMEC’s Current Report on Form 8-K dated May 23, 2012, filed with the SEC on May 29, 2012.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

Exhibit No.		Description

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 8, 2012	/s/ Peter H. Heckman
Peter H. Heckman
President and Chief Executive Officer

Date	November 8, 2012	/s/ Dwayne D. Hallman
Dwayne D. Hallman
Executive Vice President and Chief Financial Officer

Date	November 8, 2012	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2012

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

Exhibit No.		Description

	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011.

	10.2*	Amended and Restated Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.3*	Amended and Restated Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

	10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

Exhibit No.		Description

	10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(d)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(e)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Exhibit No.		Description

	10.6(f)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.6(g)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(h)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10- K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.6(i)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(j)*	Revised Specimen Restricted Stock Unit Deferral Election Forms under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(j) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.6(k)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

	10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

	10.7(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

	10.7(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit No.		Description

	10.7(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

	10.8*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.9*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.10*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC’s Current Report on Form 8-K dated May 25, 2011, filed with the SEC on May 27, 2011.

	10.12*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.

Exhibit No.		Description

	10.13*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.

	10.14*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.14(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14(a) to HMEC’s Quarterly Report on Form 10- Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.15(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.15(a) to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.16(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

	10.16(b)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.16(b) to HMEC’s Current Report on Form 8-K dated May 23, 2012, filed with the SEC on May 29, 2012.

Exhibit No.		Description

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

