Form 10-K
period 2012-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2013-02-28
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer             Accelerated filer      X    Non-accelerated filer            Smaller reporting company

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act.  Yes     No X

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2012, was $688.0 million.

As of February 15, 2013, 39,615,013 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 22,943,925 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2012

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

Overview and Available Information

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty (primarily personal lines automobile and homeowners) insurance, retirement annuities (primarily tax-qualified products) and life insurance in the United States of America (“U.S.”). HMEC’s principal insurance subsidiaries are Horace Mann Life Insurance Company (“HMLIC”), Horace Mann Insurance Company (“HMIC”), Horace Mann Property & Casualty Insurance Company (“HMPCIC”) and Teachers Insurance Company (“TIC”), each of which is an Illinois corporation, and Horace Mann Lloyds (“HM Lloyds”), an insurance company domiciled in Texas.

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

The Company’s insurance premiums written and contract deposits for the year ended December 31, 2012 were $1.1 billion and net income was $103.9 million. The Company’s total assets were $8.2 billion at December 31, 2012. The Company’s investment portfolio had an aggregate fair value of $6.3 billion at December 31, 2012 and consisted principally of investment grade, publicly traded fixed maturity securities.

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, annuity products, and life insurance. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. The property and casualty, annuity, and life segments accounted for 52%, 39% and 9%, respectively, of the Company’s insurance premiums written and contract deposits for the year ended December 31, 2012.

The Company is one of the largest participants in the K-12 portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company’s 403(b) tax-qualified annuities are voluntarily purchased by individuals employed by public school systems or other tax-exempt organizations through the employee benefit plans of those entities. The Company has 403(b) payroll reduction capabilities utilized by approximately one-third of the 13,600 public school districts in the U.S.

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

On June 21, 2012, the Chief Executive Officer (“CEO”) of HMEC timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2011, the CEO and Chief Financial Officer (“CFO”) certifications required under Section 302 of the Sarbanes-Oxley Act.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company for each of the years in the five-year period ended December 31, 2012 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Throughout this Annual Report on Form 10-K, data for 2008 through 2011 has been adjusted to reflect the January 1, 2012 adoption and retrospective application by the Company of new accounting guidance for deferred policy acquisition costs as described in “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies” listed on page F-1 of this report.

	Year Ended December 31,
	2012		2011		2010		2009		2008
			As Adjusted		As Adjusted		As Adjusted		As Adjusted
Statement of Operations Data:	(Dollars in millions, except per share data)
Insurance premiums and contract charges earned	$670.5		$667.1		$672.7		$659.6		$658.5
Net investment income	306.0		288.3		272.1		246.8		230.3
Realized investment gains (losses)	27.3		37.7		23.8		26.3		(63.9)
Total revenues	1,010.8		998.3		974.8		937.4		834.8
Amortization of intangible assets (1)	-		-		-		0.2		5.3
Interest expense	14.2		14.0		14.0		14.0		14.5
Income (loss) before income taxes	149.2		94.9		110.2		101.8		(1.9)
Net income (2)	103.9		70.5		80.1		72.4		9.5
Ratio of earnings to fixed charges (3)	1.8	x	1.6	x	1.7	x	1.7	x	1.0	x

Per Share Data (4):
Net income per share:
Basic	$2.63		$1.77		$2.04		$1.85		$0.24
Diluted	$2.51		$1.70		$1.95		$1.79		$0.24
Shares of Common Stock (in millions):
Weighted average - basic	39.5		39.9		39.3		39.2		39.8
Weighted average - diluted	41.4		41.4		41.0		40.5		40.6
Ending outstanding	39.4		39.8		39.7		39.2		39.1
Cash dividends per share	$0.5500		$0.4600		$0.3500		$0.2375		$0.3675
Book value per share	$31.65		$26.53		$21.36		$17.57		$10.60

Balance Sheet Data, at Year End:
Total investments	$6,292.1		$5,677.5		$5,073.6		$4,574.6		$3,901.8
Total assets	8,167.7		7,435.2		6,945.7		6,286.1		5,445.2
Total policy liabilities	4,736.7		4,401.0		4,068.7		3,794.6		3,563.2
Short-term debt	38.0		38.0		38.0		38.0		38.0
Long-term debt	199.8		199.7		199.7		199.6		199.5
Total shareholders’ equity	1,245.8		1,055.4		847.1		688.3		414.0

Segment Information (5):
Insurance premiums written and contract deposits
Property and casualty	$550.8		$545.9		$557.1		$553.5		$545.9
Annuity	417.6		433.9		395.5		349.8		311.7
Life	99.3		98.6		99.4		100.4		102.5
Total	1,067.7		1,078.4		1,052.0		1,003.7		960.1
Net income (loss)
Property and casualty	$37.1		$5.9		$27.0		$29.9		$28.0
Annuity	40.5		30.9		30.8		20.3		16.3
Life	21.9		19.4		20.2		18.3		16.1
Corporate and other (6)	4.4		14.3		2.1		3.9		(50.9)
Total	103.9		70.5		80.1		72.4		9.5

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

(5)

Information regarding assets by segment at December 31, 2012, 2011 and 2010 is contained in “Notes to Consolidated Financial Statements -- Note 13 -- Segment Information” listed on page F-1 of this report.

(6)	The corporate and other segment primarily includes interest expense on debt, the impact of realized investment gains and losses, and certain public company expenses.

Corporate Strategy and Marketing

The Horace Mann Value Proposition

The Horace Mann Value Proposition articulates the Company’s overarching strategy and business purpose: Provide lifelong financial well-being for educators and their families through personalized service, advice, and a full range of tailored insurance and financial products.

Target Market

Management believes that Horace Mann is the largest national multiline insurance company focused on the nation’s educators as its primary market. The Company’s target market consists primarily of K-12 teachers, administrators and other employees of public schools and their families located throughout the U.S. The U.S. Department of Education estimates that there are approximately 6.4 million teachers, school administrators and education support personnel in public schools in the U.S.; approximately 3.2 million of these individuals are elementary and secondary teachers.

Dedicated Agency Force

A cornerstone of Horace Mann’s marketing strategy is its dedicated sales force of agents trained to sell the Company’s multiline products. As of December 31, 2012, the Company had a combined total of 760 Exclusive Agencies and Employee Agents. Approximately 76% of the appointed agents are licensed by the Financial Industry Regulatory Authority, Inc. (“FINRA”) to sell variable annuities and variable universal life policies. Some individuals in the agency force were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s dedicated agents are under contract to market only the Company’s products and limited additional third-party vendor products authorized by the Company. Collectively, the Company’s principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

Approximately 90% of the Company’s dedicated agency force operates in its Agency Business Model (“ABM”), consisting of Exclusive Agencies as well as Employee Agents in outside offices with licensed producers. In 2006, the Company began its transition from single-person agent operations to ABM, which was designed to remove capacity constraints and increase productivity. The first Agency Business School (“ABS”) session was conducted in October 2006, beginning the formal roll-out of this model. Subsequently, ABS attendance has been offered to those agents who meet the Company’s qualifications and demonstrate they are able to successfully migrate into the ABM model or begin their association with Horace Mann directly in the ABM model. On an ongoing basis, the Company will also provide follow-up training and support to those agents who have completed the school, to further embed repeatable processes and fully maximize the potential of ABM.

Building on the initial foundation of ABM, in 2009 the Company expanded ABM and introduced its Exclusive Agent (“EA”) agreement, which is designed to place agents in the position to become business owners and invest their own capital to grow their agencies. Upon appointment, these non-employee, independent contractors are under contract and trained to market only the Company’s multiline products and limited additional third-party vendor products authorized by the Company. By January 1, 2009, the first 71 individuals migrated from being Employee Agents to functioning as independent Exclusive Agents. From 2009 through 2012, additional Employee Agents migrated and other individuals were recruited and appointed directly into the EA agreement. Additionally, an independent contractor may sign multiple EA agreements with the Company and manage more than one Exclusive Agency. At December 31, 2012, approximately 90% of the combined Exclusive Agencies and Employee Agents were operating in the Agency Business Model and 82% were operating under the EA agreement. Going forward, the EA agreement will be offered to additional qualified Employee Agents. At December 31, 2012, approximately 60% of the 624 Exclusive Agencies had been formed by new appointments. As was the case since 2009, management expects that all future new agent appointments will be under the EA agreement.

Broadening Distribution Options

To complement and extend the reach of the Company’s agency force and to more fully utilize its approved payroll reduction slots in school systems across the country, the Company utilizes a network of independent agents to distribute the Company’s 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have dedicated agents, the independent agents complement the annuity capabilities of the Company’s agency force in under-penetrated areas. At December 31, 2012, there were 492 independent agents approved to market the Company’s annuity products throughout the U.S. During 2012, collected contract deposits from this distribution channel were approximately $64 million. Combined with business from the Company’s dedicated agency force, total annuity collected contract deposits were approximately $418 million for the year ended December 31, 2012.

Geographic Composition of Business

The Company’s business is geographically diversified. For the year ended December 31, 2012, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 8.9%; North Carolina, 6.7%; Texas, 5.9%; Minnesota, 5.5%; and South Carolina, 5.3%.

HMEC’s property and casualty subsidiaries are licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten property and casualty states based on total direct premiums in 2012:

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty
	Segment
	Direct Premiums (1)	Percent of Total
State
California	$56.6	10.0%
North Carolina	41.9	7.4
Texas	37.2	6.6
Minnesota	35.6	6.3
Florida	33.9	6.0
Louisiana	31.3	5.6
South Carolina	29.7	5.3
Pennsylvania	21.1	3.8
Georgia	18.8	3.3
Maine	16.3	2.9

Total of top ten states	322.4	57.2
All other areas	241.7	42.8

Total direct premiums	$564.1	100.0%

(1) Defined as earned premiums before reinsurance as determined under statutory accounting principles.

HMEC’s principal life insurance subsidiary is licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten combined life and annuity states based on total direct premiums and contract deposits in 2012:

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	Direct Premiums and Contract Deposits (1)	Percent of Total
State
California	$39.8	7.7%
Illinois	35.4	6.8
Pennsylvania	33.2	6.4
North Carolina	30.9	5.9
Virginia	28.8	5.5
South Carolina	27.5	5.3
Texas	26.7	5.1
Minnesota	24.0	4.6
Florida	21.5	4.1
Tennessee	21.4	4.1

Total of top ten states	289.2	55.5
All other areas	231.6	44.5

Total direct premiums	$520.8	100.0%

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

In recent years, the Company has developed relationships and programs to align its agents with school districts in a business to business relationship. In addition to a working relationship, in 2011 Horace Mann formed a strategic alliance with ASBO, as well as its state and regional affiliates. The Company holds an annual meeting with selected ASBO members to gain feedback on a variety of school district programs.

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

Support of Educator Programs

The Company’s agents conduct state-specific State Teacher Retirement System Workshops in addition to Financial Success Workshops designed to help educators gain or increase their financial literacy. In addition, the Company offers services and products to school districts that help meet the needs of educators including payroll deduction options for individual insurance products, group life insurance and Section 125 programs. To help districts determine what programs meet their needs, the Company has developed an Employer Benefit Review Service and conducts workshops for school business officials.

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

Property and Casualty Segment

The property and casualty segment represented 52% of the Company’s consolidated insurance premiums written and contract deposits in 2012.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2012 represented 34% of the Company’s total insurance premiums written and contract deposits and 65% of property and casualty net written premiums. As of December 31, 2012, the Company had approximately 484,000 voluntary automobile policies in force. The Company’s automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2012, homeowners insurance represented 18% of the Company’s total insurance premiums written and contract deposits and 34% of property and casualty net written premiums. As of December 31, 2012, the Company had approximately 237,000 homeowners policies in force. The Company insures primarily residential homes.

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

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Financial Data:
Insurance premiums written	$550.8	$545.9	$557.1
Insurance premiums earned	546.3	547.5	555.8
Net investment income	36.8	36.9	36.5
Income before income taxes	47.9	0.6	31.3
Net income	37.1	5.9	27.0
Catastrophe costs, pretax (1)	43.3	86.0	49.2

Operating Statistics:
Loss and loss adjustment expense ratio	71.3%	80.8%	75.2%
Expense ratio	27.0%	25.8%	25.7%
Combined loss and expense ratio	98.3%	106.6%	100.9%
Effect of catastrophe costs on the combined ratio (1)	8.0%	15.7%	8.8%

Automobile and Homeowners (Voluntary):
Insurance premiums written
Automobile	$360.3	$359.9	$372.8
Homeowners	186.9	182.1	180.4
Total	547.2	542.0	553.2
Insurance premiums earned
Automobile	357.1	363.0	372.2
Homeowners	185.5	181.1	179.6
Total	542.6	544.1	551.8
Policies in force (in thousands)
Automobile	484	486	508
Homeowners	237	239	252
Total	721	725	760

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

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2012 were as follows:

Catastrophe Costs

(Dollars in millions)

		Property and
	The	Casualty
	Company (1)	Industry (2)
Year Ended December 31,
2012	$43.3	$35,000.0
2011	86.0	33,600.0
2010	49.2	14,300.0
2009	33.1	10,600.0
2008	73.9	25,200.0
2007	23.6	6,700.0
2006	19.8	9,200.0
2005	69.2	62,300.0
2004	75.5	27,500.0
2003	33.2	12,900.0

(1)    Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums; excludes unallocated loss adjustment expenses. The Company’s individually significant catastrophe losses net of reinsurance were as follows:

2012 -

Wind/hail/tornado events in March, April, May and June were $6.6 million, $6.6 million, $5.8 million and $11.9 million, respectively; June tropical storm and wildfire events, $1.4 million combined; $4.0 million, Hurricane Isaac; $2.8 million, Hurricane/Superstorm Sandy.

2011 -	Wind/hail/tornado events in April, May and June were $28.0 million, $17.6 million and $8.5 million, respectively; $8.0 million, Hurricane Irene.
2010 -	Wind/hail/tornado events in March, May, June, July and October were $4.8 million, $8.3 million, $12.1 million, $5.5 million and $7.7 million, respectively.
2009 -	$9.3 million, July wind/hail/tornadoes; $6.3 million, June wind/hail/tornadoes.
2008 -	$16.5 million, Hurricane Gustav; $15.5 million, Hurricane Ike; $9.8 million, May wind/hail/tornadoes; $7.0 million, June wind/hail/tornadoes; $3.0 million, December winter storm.
2007 -	$4.7 million, August wind/hail/tornadoes; $4.5 million, October California wildfires; $3.5 million, June wind/hail/tornadoes.
2006 -	$5.0 million, August wind/hail/tornadoes; $3.9 million, April wind/hail/tornadoes.
2005 -	$23.7 million, Hurricane Katrina; $15.0 million, Hurricane Wilma; $10.8 million, Hurricane Rita; $6.5 million, September Minnesota tornadoes; $5.0 million, Hurricane Dennis.
2004 -	$19.9 million, Hurricane Charley; $11.9 million, Hurricane Frances; $19.2 million, Hurricane Ivan; $18.2 million, Hurricane Jeanne.
2003 -	$12.0 million, California wildfires; $9.6 million, May hail/tornadoes/wind; $5.0 million, Hurricane Isabel; $2.7 million, early April winter storms.

(2)    Source: ISO Catastrophe History Reporter for 2009 through 2012 amounts; ISO news release dated January 20, 2009 for 2008 and prior years’ amounts. These amounts represent anticipated insured losses from catastrophes for personal and commercial property items, business interruption, terrorism, workers compensation, additional living expenses and losses to vehicles insured with comprehensive coverage and exclude all loss adjustment expenses and are before federal income tax benefits.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

Impact of Catastrophe Losses

(Dollars in millions)

	Year Ended December 31,
	2012	2011	2010

Claims and claim expense incurred (1)	$389.4	$442.5	$418.2
Amount attributable to catastrophes (2)	43.3	86.0	49.2

Excluding catastrophes (1)	$346.1	$356.5	$369.0

Claims and claim expense payments	$398.2	$462.3	$414.0
Amount attributable to catastrophes (2)	47.9	83.4	42.5

Excluding catastrophes	$350.3	$378.9	$371.5

(1)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.
(2)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses; excludes unallocated loss adjustment expenses.

Property and Casualty Reserves

Property and casualty unpaid claims and claim expenses (“loss reserves”) represent management’s estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The Company calculates and records a single best estimate of the reserve as of each balance sheet date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate property and casualty reserves, the risk factors involved and reserve development recorded in each of the three years ended December 31, 2012, see “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Liabilities for Property and Casualty Claims and Claim Expenses”.

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

The following table is a summary reconciliation of the beginning and ending property and casualty insurance claims and claim expense reserves for each of the last three years. The table presents reserves on both gross and net (after reinsurance) bases. The total net property and casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations listed on page F-1 of this report. The end of the year gross reserve (before reinsurance) balances and the reinsurance recoverable balances are reflected on a gross basis in the Consolidated Balance Sheets also listed on page F-1 of this report.

Reconciliation of Property and Casualty Claims and Claim Expense Reserves

(Dollars in millions)

	Year Ended December 31,
	2012	2011	2010

Gross reserves, beginning of year (1)	$281.1	$301.6	$301.0
Less reinsurance recoverables	11.5	12.2	15.8

Net reserves, beginning of year (2)	269.6	289.4	285.2

Incurred claims and claim expenses:
Claims occurring in the current year	406.6	452.8	438.7
Decrease in estimated reserves for claims occurring in prior years (3)	(17.2)	(10.3)	(20.5)

Total claims and claim expenses incurred (4)	389.4	442.5	418.2

Claims and claim expense payments for claims occurring during:
Current year	271.3	314.8	281.2
Prior years	126.9	147.5	132.8

Total claims and claim expense payments	398.2	462.3	414.0

Net reserves, end of year (2)	260.8	269.6	289.4
Plus reinsurance recoverables	13.7	11.5	12.2

Reported gross reserves, end of year (1)	$274.5	$281.1	$301.6

(1)

Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $14.9 million, $13.7 million, $14.1 million and $11.7 million at December 31, 2012, 2011, 2010 and 2009, respectively, in addition to property and casualty segment reserves.

(2)	Reserves net of anticipated reinsurance recoverables.
(3)

Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. For discussion of the reserve development recorded by the Company in 2012, 2011 and 2010, see “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

(4)

Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity and group accident and health amounts of $58.8 million, $59.9 million and $56.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, in addition to the property and casualty segment amounts.

The claim reserve development table below illustrates the change over time in the net reserves established for property and casualty insurance claims and claim expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts of claims for which settlements have been made in cash as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of the Company learning additional facts that pertain to the unsettled claims. The fourth section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a claim was first reserved in 2002 at $100 thousand and then determined in 2011 to be $150 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 2002 - 2010 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claims Expense Reserve Development

(Dollars in millions)

	December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Gross reserves for property and casualty claims and claim expenses	$275.7	$304.3	$335.0	$342.7	$317.8	$306.2	$297.8	$301.0	$301.6	$281.1	$274.5
Deduct: Reinsurance recoverables	44.7	20.6	25.7	31.6	22.4	15.9	14.8	15.8	12.2	11.5	13.7

Net Reserves for property and casualty claims and claim expenses (1)	231.0	283.7	309.3	311.1	295.4	290.3	283.0	285.2	289.4	269.6	260.8
Paid cumulative as of:
One year later	160.4	145.2	143.9	138.3	129.8	134.1	139.4	132.8	147.5	126.9
Two years later	222.3	209.5	202.5	196.5	184.1	184.2	187.3	186.5	196.8
Three years later	258.6	244.1	236.6	225.0	209.5	208.0	213.0	210.4
Four years later	278.7	264.1	252.7	239.1	223.5	220.0	225.2
Five years later	291.4	272.4	259.7	248.2	231.0	226.5
Six years later	296.1	276.9	263.3	253.0	235.5
Seven years later	298.5	279.0	266.7	255.9
Eight years later	299.8	281.3	268.4
Nine years later	301.1	281.3
Ten years later	300.8
Net Reserves reestimated as of (1):
End of year	231.0	283.7	309.3	311.1	295.4	290.3	283.0	285.2	289.4	269.6	260.8
One year later	287.3	287.5	296.2	291.8	275.4	272.2	271.3	264.7	279.1	252.4
Two years later	297.1	283.1	282.7	279.7	262.1	263.0	255.7	258.6	269.9
Three years later	297.9	283.5	278.2	270.2	255.3	254.0	254.5	255.6
Four years later	301.8	281.3	272.8	256.3	241.6	239.0	245.3
Five years later	300.6	280.6	268.4	257.3	242.9	239.8
Six years later	300.2	281.1	268.3	259.6	243.0
Seven years later	301.1	281.1	269.8	259.7
Eight years later	301.0	282.4	269.4
Nine years later	301.7	281.3
Ten years later	300.9
Net Reserve redundancy (deficiency) – initial net reserves in excess of (less than) reestimated reserves:
Amount (2)	$(69.9)	$2.4	$39.9	$51.3	$52.4	$50.5	$37.7	$29.6	$19.5	$17.2
Percent	-30.3%	0.8%	12.9%	16.5%	17.7%	17.4%	13.3%	10.4%	6.7%	6.4%

Gross reestimated liability - latest	$373.4	$336.5	$331.4	$338.0	$286.3	$273.4	$281.2	$290.6	$298.9	$268.8
Reestimated reinsurance recoverables - latest	72.5	55.2	62.0	78.3	43.3	33.6	35.9	35.0	29.0	16.4

Net Reserve reestimated - latest (1)	$300.9	$281.3	$269.4	$259.7	$243.0	$239.8	$245.3	$255.6	$269.9	$252.4
Gross cumulative excess (deficiency) (2)	$(97.7)	$(32.2)	$3.6	$4.6	$31.5	$32.8	$16.6	$10.4	$2.7	$12.3

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

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Historically, the Company’s losses from uncollectible reinsurance recoverables have been insignificant due to the Company’s emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2012 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2012, the Company’s catastrophe excess of loss coverage consisted of one contract in addition to the Florida Hurricane Catastrophe Fund (“FHCF”). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25.0 million per occurrence up to $175.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $5.7 million up to $20.4 million, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2012.

For 2013, the Company’s catastrophe excess of loss coverage consists of one contract in addition to the FHCF, and the contract has the same provisions as described in the previous paragraph for 2012. The FHCF limits described in the previous paragraph continue up to June 1, 2013, at which time a new annual contract may begin.

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

For liability coverages, in 2012 the Company reinsured each loss above a retention of $750,000 up to $2.5 million per occurrence and $20.0 million in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2012 the Company reinsured each loss above a retention of $750,000 up to $2.5 million on a per risk basis, including catastrophe losses that in the aggregate were less than the retention levels above. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $5,250,000 of property recovery in any one event. Effective January 1, 2013, for liability coverages the retention increased to $800,000 with coverage up to $2.5 million on a per occurrence basis and $20.0 million in a clash event. Retention for property coverages also increased to $800,000, with coverage up to $2.5 million on a per risk basis. The Company can submit to the reinsurers three per risk losses from the same occurrence for a total of $5,100,000 of property recovery in any one event.

The following table identifies the Company’s most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (“A.M. Best”) and Standard & Poor’s Corporation (“S&P” or “Standard & Poor’s”) as of January 1, 2013. No other single reinsurer’s percentage participation in 2013 or 2012 exceeds 5%.

Property Catastrophe First Event Excess of Loss

Reinsurance Participants In Excess of 5% in Either 2013 or 2012

A.M. Best	S&P			Participation
Rating	Rating	Reinsurer	Parent	2013	2012
A	A+	Lloyd’s of London Syndicates		12%	6%
A+	AA-	Swiss Re Underwriters Agency, Inc	Swiss Re Ltd	10%	10%
A	A	Aspen Bermuda Limited	Aspen Insurance Holdings Limited	7%	7%
A	A	Validus Reinsurance, Ltd.	Validus Holdings, Ltd.	6%	1%
A	A+	Transatlantic Reinsurance Company	Alleghany Corporation	6%	6%
A+	A+	Everest Reinsurance Company	Everest Re Group, Ltd.	4%	6%
A++	AA-	Tokio Millennium Re, Ltd.	Tokio Marine Holdings, Inc.	4%	8%
A-	NR	Flagstone Reassurance Suisse SA, Bermuda Branch	Validus Holdings, Ltd.	0%	16%

NR	Not rated.

For 2012, property catastrophe reinsurers representing 100% of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best. For 2013, property catastrophe reinsurers representing 96% of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best with the remaining 4% of coverage provided by a reinsurer rated “AA-” by S&P but not formally followed by A.M. Best.

Annuity Segment

Educators in the Company’s target market continue to benefit from the provisions of Section 403(b) of the Internal Revenue Code (the “Code”) which began in 1961. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to a qualified retirement plan. (Also see “Regulation -- Regulation at Federal Level”.) The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the K-12 portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has 403(b) payroll reduction capabilities utilized by approximately one-third of the 13,600 public school districts in the U.S. Approximately 52% of the Company’s new annuity contract deposits in 2012 were for 403(b) tax-qualified annuities; approximately 67% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2012, annuities represented 39% of the Company’s consolidated insurance premiums written and contract deposits.

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

Variable annuity contracts with a guaranteed minimum death benefit (“GMDB”) provide an additional benefit if the contractholder dies and the contract value is less than a contractually defined amount. The Company has a relatively low exposure to GMDB risk because approximately 31% of contract values have no guarantee; approximately 63% have only a return of premium guarantee; and only approximately 6% have a guarantee of premium roll-up at an annual rate of 3% or 5%.

As of December 31, 2012, the Company’s 66 variable sub-account options included funds managed by some of the best-known names in the mutual fund industry, such as Wilshire, Fidelity, JPMorgan, T. Rowe Price, Neuberger Berman, AllianceBernstein, Rainier, Davis, BlackRock, Goldman Sachs, Dreyfus, Franklin Templeton, Ariel, Wells Fargo, Royce, Lord Abbett, Putnam, Delaware, Calvert, Ibbotson, Lazard and American Century, offering the Company’s customers multiple investment options to address their personal investment objectives and risk tolerance. These funds have been selected with the help of Wilshire Associates, the Company’s funds advisor, which provides oversight and input to fund manager additions and replacements. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2012 was $4.8 billion.

Among the Company’s annuity products, the Goal Planning Annuity offers educators a variable annuity with the Company’s wide array of sub-account investment choices. It includes an optional first year premium bonus and two optional riders that enhance the death benefit feature of the product. Another product, Expanding Horizon, is a fixed interest rate annuity contract for investors who do not want investment risk exposure. This product offers educators a competitive rate of interest on their retirement dollars and a choice of bonuses to optimize their benefits at retirement.

In addition to individual annuities, beginning in 2008, the Company offers group variable and fixed annuity products that allow flexibility in customizing 403(b) annuity programs to meet the needs of school districts.

To assist agents in delivering the Horace Mann Value Proposition, the Company has entered into third-party vendor agreements with American Funds Distributors, Inc. and Fidelity Distributors Corporation to market their retail mutual funds. In addition to retail mutual funds accounts, the Company’s agents can offer a 529 college savings program and Coverdell Education Savings Accounts utilizing these funds. The Company also markets 403(b)(7) tax-deferred mutual fund investment programs and fixed indexed annuities through additional third-party vendor agreements. Third-party vendors underwrite these accounts or contracts and the Company receives commissions on the sales of these products.

Selected Historical Financial Information For Annuity Segment

The following table sets forth certain information with respect to the Company’s annuity products for the periods indicated.

Annuity Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Financial Data:
Contract deposits:
Variable	$113.2	$109.0	$110.2
Fixed	304.4	324.9	285.3
Total	417.6	433.9	395.5
Contract charges earned	21.8	18.9	17.4
Net investment income	200.8	182.8	167.9
Net interest margin (without realized investment gains and losses)	79.4	69.2	61.6
Income before income taxes	59.6	44.4	43.3
Net income	40.5	30.9	30.8

Operating Statistics:
Fixed:
Accumulated value	$3,364.2	$3,061.7	$2,746.9
Accumulated value persistency	95.4%	94.9%	94.4%
Variable:
Accumulated value	$1,398.3	$1,273.8	$1,375.7
Accumulated value persistency	94.3%	93.5%	92.6%
Number of contracts in force	188,918	184,473	180,781
Average accumulated cash value (in dollars)	$25,210	$23,502	$22,804
Average annual deposit by contractholders (in dollars)	$2,331	$2,313	$2,319
Annuity contracts terminated due to surrender, death, maturity or other:
Number of contracts	7,227	7,419	8,023
Amount	$254.8	$263.9	$274.0
Fixed accumulated cash value grouped by applicable surrender charge:
0%	$1,437.7	$1,229.6	$1,005.7
Greater than 0% but less than 5%	220.1	231.6	238.0
5% and greater but less than 10%	1,541.4	1,458.8	1,361.1
10% and greater	46.7	25.1	28.8
Supplementary contracts with life contingencies not subject to discretionary withdrawal	118.3	116.6	113.3

Total	$3,364.2	$3,061.7	$2,746.9

Life Segment

The Company entered the individual life insurance business in 1949. The Company offers traditional term and whole life insurance products and, from time to time, revises products and product features or develops new products. For instance, Life by Design is a portfolio of Horace Mann manufactured and branded life insurance products which specifically addresses the financial planning needs of educators. The Life by Design portfolio, introduced in 2006, features individual and joint whole life, and individual and joint term products, including 10-, 20- and 30-year level term policies. The Life by Design policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts. In 2009, the Company introduced a new discount for educator customers to improve the competitiveness of its life product portfolio. During 2010, the Company added a combination product called Life Select that mixes a base of either traditional whole life, 20-pay life or life paid-up at age 65 with a variety of term riders to allow for more flexibility in tailoring the coverage to the customers’ varying life insurance needs. New products and features introduced in 2011 were single premium whole life and term to age 65 products as well as a preferred plus underwriting category and a $500 thousand rate band enhancement for term products. And, in February 2013, the Company introduced Cash Value Term – a term policy that builds cash value while providing the income protection of traditional level term life insurance. Along with expanded product offerings, new marketing support tools also have been introduced to aid the agency force. After December 31, 2006, the Company no longer issues new policies for its “Experience Life” product, a flexible, adjustable-premium life insurance contract that includes availability of an interest-bearing account.

The Company’s traditional term, whole life and group life business in force consists of approximately 141,000 policies, representing approximately $10.7 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $49.0 million as of December 31, 2012. In addition, the Company also had in force approximately 61,000 Experience Life policies, representing approximately $3.9 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $48.6 million.

In 2012, the life segment represented 9% of the Company’s consolidated insurance premiums written and contract deposits, including less than 1 percentage point attributable to the Company’s group life and group disability income business.

During 2012, the average face amount of ordinary life insurance policies issued by the Company was $175,300 and the average face amount of all ordinary life insurance policies in force at December 31, 2012 was $85,070.

The maximum individual life insurance risk retained by the Company is $200,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are rated “A- (Excellent)” or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. In 2012, the Company reinsured 100% of the catastrophe risk in excess of $1 million up to $25 million per occurrence, with one reinstatement. For 2013, the Company reinsures 100% of the catastrophe risk in excess of $1 million up to $35 million per occurrence, with one reinstatement. The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

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

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Financial Data:
Insurance premiums and contract deposits	$99.3	$98.6	$99.4
Insurance premiums and contract charges earned	102.4	100.7	99.5
Net investment income	69.4	69.6	68.7
Income before income taxes	34.2	30.8	31.3
Net income	21.9	19.4	20.2

Operating Statistics:
Life insurance in force:
Ordinary life	$13,661	$13,136	$12,844
Group life	971	1,025	1,096

Total	$14,632	$14,161	$13,940

Number of policies in force:
Ordinary life	160,585	161,520	163,505
Group life	40,976	42,685	44,450

Total	201,561	204,205	207,955

Average face amount in force (in dollars):
Ordinary life	$85,070	$81,300	$78,600
Group life	23,697	24,000	24,700
Total	72,593	69,300	67,000
Lapse ratio (ordinary life insurance in force)	4.2%	4.7%	4.8%
Ordinary life insurance terminated due to death, surrender, lapse or other:
Face amount of insurance surrendered or lapsed	$540.4	$582.7	$593.6
Number of policies	4,441	4,726	4,994
Amount of death claims opened	$42.9	$45.8	$43.6
Number of death claims opened	1,695	1,448	1,405

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

Among the major national providers of annuities to educators, the Company’s competitors for annuity business include The Variable Annuity Life Insurance Company (“VALIC”), a subsidiary of American International Group (“AIG”); AXA; ING U.S. Financial Services; Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company; MetLife; Security Benefit and Teachers Insurance and Annuity Association – College Retirement Equities Fund (“TIAA-CREF”). Select mutual fund families and financial planners also compete in this marketplace.

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

Investments

The Company’s investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities, which are selected to match the anticipated duration of the Company’s liabilities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded and a new cost basis is established. At December 31, 2012, fixed income securities represented 94.7% of the Company’s total investment portfolio, at fair value. Of the fixed income investment portfolio, 94.8% was investment grade and 95.6% was publicly traded. At December 31, 2012, the average quality and average option-adjusted duration of the total fixed income portfolio were A and 6.3 years, respectively. At December 31, 2012, investments in non-investment grade fixed income securities represented 4.8% of the total investment portfolio, at fair value. There are no significant investments in mortgage whole loans, real estate, non-U.S. dollar-denominated foreign securities, or common stocks. As of December 31, 2012, the Company’s securities lending program was suspended and no securities were on loan.

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

The investments of each insurance subsidiary must comply with the insurance laws of such insurance subsidiary’s domiciliary state. These laws prescribe the type and amount of investments that may be purchased and held by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, mortgage-backed bonds, other asset-backed bonds, preferred stocks, common stocks, real estate mortgages, real estate, and alternative investments.

The following table sets forth the carrying values and amortized cost of the Company’s investment portfolio as of December 31, 2012:

Investment Portfolio

(Dollars in millions)

	Percentage of Total Carrying Value
		Carrying Value
		Total	Annuity and Life	Property and Casualty	Amortized Cost or Cost
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. government and agency obligations, all investment grade (1):
Mortgage-backed securities	9.9%	$619.6	$594.5	$25.1	$547.0
Other, including U.S. Treasury securities	6.5	409.4	396.9	12.5	371.7
Investment grade corporate and public utility bonds	33.2	2,090.2	1,967.5	122.7	1,814.3
Non-investment grade corporate and public utility bonds (2)	3.9	246.3	182.6	63.7	233.3
Investment grade municipal bonds	24.6	1,550.0	960.6	589.4	1,366.5
Non-investment grade municipal bonds (2)	0.3	20.8	10.2	10.6	20.9
Investment grade other mortgage-backed securities (3)	10.6	663.1	657.5	5.6	627.2
Non-investment grade other mortgage-backed securities (2)(3)	0.5	33.7	33.5	0.2	30.8
Foreign government bonds, all investment grade	0.9	57.9	55.4	2.5	48.5
Redeemable preferred stock, all investment grade	0.2	11.2	11.2	-	8.8
Equity securities:
Investment grade non-redeemable preferred stocks	0.2	11.3	6.5	4.8	11.1
Non-investment grade non-redeemable preferred stocks (2)	-	1.5	-	1.5	1.5
Common stocks	0.7	40.7	-	40.7	39.8
Short-term investments (4)	1.4	87.6	49.3	38.3	87.6

Total publicly traded securities	92.9	5,843.3	4,925.7	917.6	5,209.0

Other Invested Assets:
Investment grade private placements	4.0	252.6	252.6	-	235.2
Non-investment grade private placements (2)	0.1	7.4	7.4	-	7.2
Mortgage loans (5)	-	0.1	0.1	-	0.1
Policy loans	2.1	134.9	134.9	-	134.9
Other	0.9	53.8	53.8	-	53.8

Total other invested assets	7.1	448.8	448.8	-	431.2

Total investments (6)	100.0%	$6,292.1	$5,374.5	$917.6	$5,640.2

(1)

Includes $188.0 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $841.0 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. government.

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

(3)

Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized debt obligations. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2012 -- Net Realized Investment Gains and Losses” listed on page F-1 of this report.

(Continued on next page)

Investment Portfolio – (Continued)

(4)

Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments represent $87.6 million in money market funds rated “AAA”. As of December 31, 2012, the Company’s securities lending program was suspended and there was no securities lending collateral included in short-term investments.

(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.
(6)

Approximately 9% of the Company’s investment portfolio, having a carrying value of $550.7 million as of December 31, 2012, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2012, municipal bonds represented $410.5 million carrying value.

Fixed Maturity Securities and Equity Securities

At December 31, 2012, approximately 25% of the Company’s fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented approximately 21% of the total investment portfolio at December 31, 2012. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

For financial reporting purposes, the Company has classified the entire fixed maturity portfolio as “available for sale”. Fixed maturities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on securities available for sale is recorded as a separate component of accumulated other comprehensive income within shareholders’ equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs associated with interest-sensitive life and annuity contracts. Fixed maturities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors, other than securities that are in an unrealized loss position for which management has the stated intent to hold until recovery.

Cash Flow

As a holding company, HMEC conducts its principal operations through its subsidiaries. Payment by HMEC of principal and interest with respect to HMEC’s indebtedness, and payment by HMEC of dividends to its shareholders, are dependent upon the ability of its insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Restrictions on the subsidiaries’ ability to pay dividends or to make other cash payments to HMEC may materially affect HMEC’s ability to pay principal and interest on its indebtedness and dividends on its common stock. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. Additional information is contained in “Notes to Consolidated Financial Statements -- Note 8 -- Statutory Information and Restrictions” listed on page F-1 of this report.

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2013 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $84 million.

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

Regulation

General Regulation at State Level

As an insurance holding company, HMEC is subject to extensive regulation by the states in which its insurance subsidiaries are domiciled or transact business. Some regulations, such as those addressing unclaimed property, generally apply to all corporations. In addition, the laws of the various states establish regulatory agencies with broad administrative powers to grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements, and prescribe the type and amount of investments permitted.

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company’s risks. At December 31, 2012 and 2011, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

Assessments Against Insurers

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company’s premium taxes in certain states. For the three years ended December 31, 2012, the Company’s assessments, net of the related premium tax credits, were not significant.

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

In 2012, 2011 and 2010, the Company reflected pretax net gains (losses) from participation in such mandatory pools and underwriting associations which were not material.

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

Employees

At December 31, 2012, the Company had approximately 1,350 non-agent employees and 136 full-time employee agents. (This does not include 572 Exclusive Agent independent contractors that were part of the Company’s total dedicated agency force at December 31, 2012.) The Company has no collective bargaining agreement with any employees.

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

Volatile financial markets and adverse economic environments can impact financial market risk as well as our financial condition and results of operations.

Financial markets in the U.S. and elsewhere can experience extreme volatility and disruption for uncertain periods of time. In 2008 and 2009 volatility occurred largely due to the stresses affecting the global banking system, which accelerated significantly in the second half of 2008. In those years, these circumstances exerted significant downward pressure on prices of equity securities and many other investment asset classes and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. The slow recovery from the resulting severe economic downturn has resulted in many states and local governments operating under deficits or projected deficits which could have an impact on both the Company’s niche market and its investment portfolio. Like other financial institutions which face significant financial market risk in their operations, the Company was adversely affected by these conditions and could be adversely impacted by similar circumstances in the future. The Company’s ability to access the capital markets to refinance outstanding indebtedness or raise capital could be impaired during significant financial market disruptions.

In addition to the effects of financial markets volatility, a prolonged economic recession may have other adverse impacts on our financial condition and results of operations.

If our investment strategy is not successful, we could suffer unexpected losses.

The success of our investment strategy is crucial to the success of our business. Specifically, our fixed income portfolio is subject to a number of risks including:

—	interest rate risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected;
—

market value risk, which is the risk that our invested assets will decrease in value due to a change in the yields realized on our assets and prevailing market yields for similar assets, an unfavorable change in the liquidity of the investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the investment;

—

credit risk, which is the risk that the value of certain investments becomes impaired due to deterioration in financial condition of one or more issuers of those instruments or the deterioration in performance or credit quality of the underlying collateral of certain structured securities and, ultimately, the risk of permanent loss in the event of default by an issuer or underlying credit;

—

market fundamentals risk, which is the risk that there are changes in the market that can have an unfavorable impact on securities valuation such as availability of credit in the capital markets, re-pricing of credit risk, reduced market liquidity due to broker-dealers’ unwillingness to hold inventory, and increased market volatility;

—

concentration risk, which is the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of deterioration in the financial condition of those issuers or the market value of their securities;

—

liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated requiring us to sell assets at an undesirable time to provide for policyholder surrenders, withdrawals or claims; and

—

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

Although the Company’s defined benefit pension plan was frozen in 2002, declining financial markets could also cause, and in the past have caused, the value of the investments in this pension plan to decrease, resulting in additional pension expense, a reduction in other comprehensive income and an increase in required contributions to the defined benefit pension plan.

The determination of the fair value of our fixed income and equity securities could include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially impact our financial condition and results of operations.

The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, fair value determination may require more subjectivity and management judgment and those fair values may differ materially from the value at which the investments ultimately could be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. The difference between amortized cost or cost and fair value, net of applicable deferred income tax asset or liability and the related impact on deferred policy acquisition costs associated with investment (annuity) and interest-sensitive life contracts, is reflected as a component of accumulated other comprehensive income within shareholders’ equity. Decreases in the fair value of our investments could have a material adverse effect on our financial condition and results of operations.

A sustained period of low interest rates or interest rate fluctuations could negatively affect the income we derive from the difference between the interest rates we earn on our investments and the interest we pay under our fixed annuity and interest-sensitive life contracts.

Significant changes in interest rates expose us to the risk of not earning income or experiencing losses based on the differences between the interest rates earned on our investments and the credited interest rates paid on our outstanding fixed annuity and interest-sensitive life contracts. Significant changes in interest rates may affect:

—	the ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in our annuity and life products;
—	the book yield of our investment portfolio; and
—	the unrealized gains and losses in our investment portfolio and the related after-tax effect on our shareholders’ equity and total capital.

Both rising and declining interest rates can negatively affect the income we derive from our annuity and life products’ interest rate spreads. During periods of falling interest rates or a sustained period of low interest rates, our investment earnings will be lower because new investments in fixed maturity securities likely will bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our annuity contracts, particularly in a multi-year period of low interest rates. As of the time of this Annual Report on Form 10-K, new money rates continue to be at historically low levels. If interest rates were to remain low over a sustained period of time, and based on a recent pronouncement by the Federal Reserve Board that rates are likely to remain low as long as the unemployment rate remains above 6.5%, this would put additional pressure on our interest spreads, potentially resulting in an adverse impact on the evaluation of our deferred policy acquisition costs, thereby reducing net income in the affected reporting period.

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

As another example of potential interest rate impacts, our annuity and life operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to insure that such liabilities are adequate to meet the Company’s obligations under a variety of interest rate scenarios. A continuation of the current low interest rate environment over a prolonged period of time could cause the Company to increase statutory reserves as a result of cash flow testing, which would reduce statutory surplus of the life insurance subsidiaries and potentially limit the subsidiaries’ ability to distribute cash to the holding company or write insurance business (as further described in a subsequent risk factor).

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

Based on 2012 direct premiums earned, 57% of the total annual premiums for our property and casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, North Carolina, Texas, Florida, Louisiana, South Carolina and Georgia.

As an ongoing practice, we manage our exposure to catastrophes, as well as our exposure to non-catastrophe weather and other property loss risks. Reductions in property and casualty business written in catastrophe-prone areas may have a negative impact on near-term business growth and results of operations.

In addition to the potential impact on our property and casualty subsidiaries, our life subsidiary could experience claims of a catastrophic magnitude from events such as pandemics; terrorism; nuclear, biological or chemical explosions; or other acts of war.

Our insurance subsidiaries seek to reduce their exposure to catastrophe losses through their underwriting strategies and the purchase of catastrophe reinsurance. Nevertheless, reinsurance may prove inadequate under certain circumstances.

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

At December 31, 2012, we had $47.4 million of goodwill recorded on our consolidated balance sheet. Goodwill was recorded when the Company was acquired in 1989 and when Horace Mann Property & Casualty Insurance Company was acquired in 1994, in both instances reflecting the excess of cost over the fair market value of net assets acquired. The December 31, 2012 balance was evaluated for impairment, as described in “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies”, with no impairment charge resulting from such assessment. The evaluation of goodwill considers a number of factors including the impacts of a volatile financial market on earnings, discount rate assumptions, liquidity and the Company’s market capitalization. If an evaluation of the Company’s fair value or of the Company’s segments’ fair value indicated that all or a portion of the goodwill balance was impaired, the Company would be required to write off the impaired portion. Such a write-off could have a material adverse effect on our results of operations in the period of the write-off; however, management does not anticipate a material effect on the Company’s financial condition.

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

Insurance companies write business based, in part, upon guidelines including capital ratios considered by the NAIC and various rating agencies. Some of these ratios include risk-based capital ratios for both property and casualty insurance companies and life insurance companies, as well as a ratio of premiums to surplus for property and casualty insurance companies. Risk-based capital ratios measure an insurer’s capital adequacy and consider various risks such as underwriting, investment, credit, asset concentration and interest rate. If our insurance subsidiaries cannot maintain profitability in the future or if significant investment valuation losses are incurred, they may be required to draw on their surplus, thereby reducing capital adequacy, in order to pay dividends to us to enable us to meet our financial obligations.

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

Since 2006, the Company has been transitioning from a single-person agent operation to its Agency Business Model, with agents in outside offices with licensed producers, designed to remove capacity constraints and increase productivity. Building on this foundation, in 2009 the Company began offering the opportunity for agents to be appointed by the Company as non-employee, independent contractor, Exclusive Agents. At December 31, 2012, approximately 90% of the Company’s agents and agencies were operating under the Agency Business Model.

Our success in marketing and selling our products is largely dependent upon the efforts of our agent sales force and the success of their agency operations. As we expand our business, we may need to expand the number of agencies marketing our products. If we are unable to appoint additional agents, fail to retain current agents, are unable to maintain the productivity of those agency operations or are unable to maintain market penetration in existing territories, sales of our products likely would decline and our financial condition and results of operations could be adversely affected.

If we are not able to maintain and secure (1) access to educators and (2) endorsements and other relationships with the educational community, our financial condition and results of operations could be adversely affected.

Our ability to successfully increase new business in the educator market is largely dependent on our ability to effectively access educators either in their school buildings or through other approaches. While this is especially true for the sale of 403(b) tax-qualified annuity products via payroll reduction, any significant decrease in access, either through fewer payroll slots, increased security measures or for other reasons could potentially adversely affect the sale of all lines of our business and require us to change our traditional approach to worksite marketing and promotion. With the changes in the IRS regulations regarding Section 403(b) arrangements, including annuities, our ability to maintain and increase our share of the 403(b) market, and the access it gives us for other product lines, will depend on our ability to successfully compete in this market. Some school districts and benefit consultants have been placing additional emphasis on the relative financial strength ratings of competing companies, as well as low cost product and distribution approaches, which may put us at a competitive disadvantage relative to other more highly-rated insurance companies.

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

While the U.S. financial market and certain sectors of the economy have shown improvement over recent quarters, federal and state revenue shortages continue to pressure the budgets of many school districts. Teacher layoffs and early retirements have taken place in recent years and it is possible that additional reductions will occur in the near-term future. Similar to others in the insurance industry, the Company has experienced pressure on new business sales levels. However, despite the economic headwinds, as of the time of this Annual Report on Form 10-K, the Company’s retention of annuity accumulated values remains strong; the level of annuity scheduled deposit suspension has improved significantly compared to the 2008-2009 period; and total annuity net fund flows continued to be positive in 2012, as they were throughout each year in the 2008 through 2011 period. However, there can be no assurance that these business factors will remain favorable.

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

Particularly in the property and casualty business, our insurance subsidiaries from time to time, generally on a cyclical basis, experience periods of intense competition during which they may be unable to increase policyholders and revenues without adversely impacting profit margins. During the current cycle, which has existed for the previous 24-36 months and is expected to persist through 2013 and potentially beyond, competition from direct writers and large, mass market carriers has been particularly aggressive, evidenced in part by their significant national advertising expenditures. The inability of our insurance subsidiaries to compete successfully in the property and casualty business could adversely affect the subsidiaries’ financial condition and results of operations and the resulting ability to distribute cash to the holding company.

In our annuity business, the revised IRS Section 403(b) regulations, which generally took effect January 1, 2009, have made the 403(b) market more similar to the 401(k) market than it was in the past. While this change has and may continue to reduce the number of competitors in this market, it has made the 403(b) market more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business. While not yet widespread, there has been continued pressure in some states to adopt state-sponsored or mandated 403(b) plans with single- or limited-provider options; this pressure has come from competitor lobbying efforts and state legislature-initiated pension reform initiatives. The inability of our insurance subsidiaries to compete successfully in these markets could adversely affect the subsidiaries’ financial condition and results of operations and the resulting ability to distribute cash to the holding company.

A reduction or elimination of the tax advantages of annuity and life products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) annuities and individual retirement accounts (“IRAs”), could make our products less attractive to clients and adversely affect our operating results.

A significant part of our annuity business involves fixed and variable 403(b) tax-qualified annuities, which are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our life and annuity products to clients or the tax benefits of programs utilized by our customers. As a result of economic conditions from 2008 through 2012 and as of the time of this Annual Report on Form 10-K, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax advantaged products. See also “Business — Regulation — Regulation at Federal Level”.

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

Unauthorized access to and unintentional dissemination of our confidential customer, employee or Company data or other breaches of data security in our facilities, networks or databases, or those of our agents or third-party vendors, could result in loss or theft of assets or sensitive information, data corruption or operational disruption that may expose the Company to liability and/or regulatory action and may have an adverse impact on the Company’s customers, employees, reputation and business. In addition, any compromise of the security of our data or prolonged denial of service on our websites could harm the Company’s business and reputation. We have designed, implemented and routinely test industry-compliant procedures for protection of confidential information and sensitive corporate data, including rapid response procedures to help contain or prevent data loss if a breach were to occur. We have also implemented multiple technical security protections and contractual obligations regarding security breaches for our agents and third-party vendors. Even with these efforts, there can be no assurance that security breaches or service disruptions will be prevented.

Successful execution of our business growth strategy is dependent on effective implementation of new or enhanced technology systems and applications.

Our ability to effectively execute our business growth strategy and leverage potential economies of scale is dependent on our ability to provide the requisite technology components for that strategy. While we have effectively upgraded our infrastructure technologies with improvements in our data center, a new communications platform and enhancements to our disaster recovery capabilities, our ability to replace or supplement dated, monolithic legacy business systems with more flexible, maintainable, and customer accessible solutions will be necessary to achieve our plans. The inherent difficulty in replacing and/or modernizing these older technologies, coupled with the Company’s lack of experience in these endeavors, presents an increased risk to delivering these technology solutions in a cost effective and timely manner. Our scale will require us to develop innovative solutions to address these challenges. More modern approaches to software development and utilization of third-party vendors can augment the Company’s internal capacity for these implementations, but may not adequately reduce the risks of timely and cost effective delivery.

Loss of key vendor relationships could affect our operations.

We rely on services and products provided by a number of vendors in the United States and abroad. These include, for example, vendors of computer hardware and software and vendors of services such as investment management advisement, information technology services and delivery services for customer policy-level communications. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational difficulties and financial losses.

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

	Market Price		Dividend Paid
Fiscal Period	High	Low
2012:
Fourth Quarter	$19.99	$17.44	$0.16
Third Quarter	18.88	16.90	0.13
Second Quarter	18.36	16.16	0.13
First Quarter	18.23	13.80	0.13
2011:
Fourth Quarter	$14.31	$10.51	$0.13
Third Quarter	16.11	10.70	0.11
Second Quarter	18.22	14.46	0.11
First Quarter	18.43	15.95	0.11

The payment of dividends in the future is subject to the discretion of the Board of Directors of HMEC and will depend upon general business conditions, legal restrictions and other factors the Board of Directors may deem to be relevant. Additional information is contained in “Notes to Consolidated Financial Statements -- Note 8 -- Statutory Information and Restrictions” listed on page F-1 of this report and in “Business -- Cash Flow”.

Shareholder Return Performance Graph

The graph below compares cumulative total return* of Horace Mann Educators Corporation, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2007 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	12/07	12/08	12/09	12/10	12/11	12/12

HMEC	$100	$50	$69	$102	$80	$120
S&P 500 Insurance Index	100	42	48	56	51	61
S&P 500 Index	100	63	80	92	94	109

*

The S&P 500 Index and the S&P 500 Insurance Index, as published by Standard and Poor’s Corporation (“S&P”), assume an annual reinvestment of dividends in calculating total return. Horace Mann Educators Corporation assumes reinvestment of dividends when paid.

Holders and Shares Issued

As of February 15, 2013, the approximate number of holders of HMEC’s common stock was 5,000.

During 2012, options were exercised for the issuance of 389,089 shares, 1.0% of the Company’s common stock shares outstanding at December 31, 2011. The Company received $5.4 million as a result of these option exercises, including related federal income tax benefits.

The equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Issuer Purchases of Equity Securities

On December 7, 2011, the Company’s Board of Directors authorized a new share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended December 31, 2012, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

October 1 – October 31	-	-	-	$34.3 million
November 1 – November 30	114,809	$18.23	114,809	$32.2 million
December 1 – December 31	-	-	-	$32.2 million

Total	114,809	$18.23	114,809	$32.2 million

ITEM 6.	Selected Financial Data

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

a.)   Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K.

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management, including our CEO and our CFO, determined that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, as stated in their report listed on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9B.     Other Information

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

ITEM 11.     Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 14.     Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

(a)(1)         The following consolidated financial statements of the Company are contained in the Index to Financial Information on page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

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

10.13*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC.

10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

Exhibit
No.		Description

	10.14*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

	10.14(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

	10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.15(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

	10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

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

10.17*

Executive Transition Agreement between HMEC and Peter H. Heckman as of November 14, 2012, incorporated by reference to Exhibit 99.1 to HMEC’s Current Report on Form 8-K dated November 14, 2012, filed with the SEC on November 19, 2012.

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

Dated: February 28, 2013

HORACE MANN EDUCATORS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company’s business. For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K. That discussion includes factors such as:

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

•

Prevailing low interest rate levels, including the impact of interest rates on (1) the Company’s ability to maintain appropriate interest rate spreads over minimum fixed rates guaranteed in the Company’s annuity and life products, (2) the book yield of the Company’s investment portfolio, (3) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (4) amortization of deferred policy acquisition costs and (5) capital levels of the Company’s life insurance subsidiaries.

•

The frequency and severity of catastrophes such as hurricanes, storms, earthquakes and wildfires and the ability of the Company to provide accurate estimates of ultimate catastrophe costs in its consolidated financial statements.

•

The Company’s risk exposure to catastrophe-prone areas. Based on full year 2012 property and casualty direct earned premiums, the Company’s ten largest states represented 57% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, North Carolina, Texas, Florida, Louisiana, South Carolina and Georgia.

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

•	Adverse results from the assessment of the Company’s goodwill asset requiring write off of the impaired portion.
•	The Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•

The Company’s ability to (1) develop and expand its marketing operations, including agents and other points of distribution, and (2) maintain and secure access to educators, as well as endorsements by and/or marketing agreements with education-related associations, including various teacher, school administrator, principal and business official associations.

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

•	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
•	The Company’s ability to effectively implement new or enhanced information technology systems and applications.

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

For 2012, the Company’s net income of $103.9 million represented an increase of $33.4 million compared to 2011, reflecting a significant reduction in property and casualty catastrophe losses as well as an increase in underlying earnings for all three of the Company’s operating segments. After-tax net realized investment gains decreased by $6.8 million between years. For the property and casualty segment, net income of $37.1 million reflected an increase of $31.2 million compared to 2011, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserves, which more than offset an increase in automobile current accident year losses. Including all factors, the property and casualty combined ratio was 98.3% for 2012 compared to 106.6% for 2011. Annuity segment net income of $40.5 million for 2012 increased $9.6 million compared to 2011, primarily reflecting an increase in the interest margin earned on fixed annuity assets accompanied by the current period favorable impact of financial market performance on the evaluation of deferred policy acquisition costs, compared to the prior year adverse impact. Life segment net income of $21.9 million increased $2.5 million, primarily due to favorable mortality experience in 2012. A number of the items above, which had a favorable impact on net income for 2012, were notably more favorable than management would typically expect and are described in more detail in “Results of Operations for the Three Years Ended December 31, 2012”.

Premiums written and contract deposits decreased 1% compared to 2011 due to the decrease in annuity deposit receipts. Compared to a notably high level of receipts in 2011, annuity deposits received in the current year decreased 4% compared to 2011, reflecting a 2% decrease in single deposit and rollover receipts in the current year accompanied by a 5% decrease in scheduled deposit receipts. Property and casualty segment premiums written increased 1% compared to the prior year, as the favorable premium impact from increases in average premium per policy for both homeowners and automobile in the current year was offset by the reduced level of automobile and homeowners policies in force. Life segment insurance premiums and contract deposits increased 1% compared to 2011.

The Company’s book value per share was $31.65 at December 31, 2012, an increase of 19% compared to 12 months earlier. This increase reflected net income for the 12 months and the improvement in net unrealized investment gains due to slightly lower yields on U.S. Treasury securities and narrower credit spreads across virtually all asset classes, the combination of which resulted in an increase in net unrealized gains for the Company’s holdings of corporate securities, municipal securities, and mortgage-backed and asset-backed securities.

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

Valuation of Fixed Maturity and Equity Securities

For fixed maturity securities, each month the Company obtains fair value prices from its investment managers and custodian bank. Fair values for the Company’s fixed maturity securities are based primarily on prices provided by its investment managers as well as its custodian bank for certain securities. The prices from the custodian bank are compared to prices from the investment managers. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The market inputs utilized in the evaluation measures and adjustments include: benchmark yield curves, reported trades, broker/dealer quotes, ratings and corresponding issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the market sector and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure (1) the values received are reasonable and accurately recorded, (2) the data inputs and valuation techniques utilized are appropriate and consistently applied, and (3) the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values obtained from pricing sources that vary from certain thresholds. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 88% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2012. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis utilizing observable inputs, the securities were generally classified as Level 2. There were no significant changes to the valuation process during 2012.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on observable market information such as interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what some market participants would use when pricing such securities. There were no significant changes to the valuation process in 2012.

At December 31, 2012, Level 3 invested assets comprised approximately 2% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements -- Note 3 -- Fair Value of Financial Instruments” listed on page F-1 of this report.

Other-than-temporary Impairment of Investments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. Based on these facts, if (1) the Company has the intent to sell the fixed maturity security, (2) it is more likely than not the Company will be required to sell the fixed maturity security before the anticipated recovery of the amortized cost basis, or (3) management does not expect to recover the entire cost basis of the fixed maturity security, an other-than-temporary impairment is considered to have occurred. For equity securities, if (1) the Company does not have the ability and intent to hold the security for the recovery of cost or (2) recovery of cost is not expected within a reasonable period of time, an other-than-temporary impairment is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

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

Goodwill

Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as an operating segment or a business unit one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments. As of December 31, 2012, the Company’s allocation of goodwill by reporting unit/segment was as follows: $28.0 million, annuity; $9.9 million, life; and $9.5 million, property and casualty.

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

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2012 and did not utilize the option to perform an initial assessment of qualitative factors. The first step of the Company’s analysis indicated that fair value exceeded carrying value for all reporting units other than the life unit. Management’s determination of the fair value of each reporting unit incorporated multiple inputs including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

For the life reporting unit, the Company determined that the reporting unit’s fair value was less than its carrying value, primarily driven by unrealized investment gains combined with a decrease in anticipated net investment income assuming an extended low interest rate environment. Accordingly, recoverability was evaluated assuming fair value was allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. In the second step, the implied fair value of the life reporting unit’s goodwill was determined in the same manner as goodwill is measured in a business combination (i.e., by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount attributed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill. The implied fair value for the life reporting unit’s goodwill was greater than its carrying value; therefore, goodwill was not impaired and no write-down was required. However, the implied fair value exceeded carrying value for the life reporting unit by a limited margin, which indicates a greater risk of future impairment for this reporting unit’s goodwill.

As part of the Company’s December 31, 2012 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to several factors, most notably market sentiment, trading volume and transaction premium. The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances.

The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. Management believes the Company’s continued depressed market capitalization is largely the result of current global financial market conditions and is similar to companies within the annuity and life insurance sector. There were no other events or material changes in circumstances during 2012 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

Deferred Policy Acquisition Costs for Annuity and Interest-sensitive Life Products

Policy acquisition costs, consisting of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. Capitalized acquisition costs for interest-sensitive life contracts also are amortized over 20 years in proportion to estimated gross profits.

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes. The potential effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At December 31, 2012, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 3%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, based on capitalized annuity policy acquisition costs as of December 31, 2012 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.15 million and $0.25 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would impact amortization between $0.20 million and $0.30 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations for the Three Years Ended December 31, 2012 -- Policy Acquisition Expenses Amortized”. See also “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies -- Adopted Accounting Standards -- Costs Associated with Acquiring or Renewing Insurance Contracts” regarding new accounting guidance which the Company adopted effective January 1, 2012.

Liabilities for Property and Casualty Claims and Claim Expenses

Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company’s ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims (“case reserves”), claims incurred but not yet reported (“IBNR”) and associated settlement expenses (together, “loss reserves”). The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions, public attitudes and medical costs. The Company calculates and records a single best estimate of the reserve (which is equal to the actuarial point estimate) as of each balance sheet date.

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. A detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report. Due to the nature of the Company’s personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $10 million of net income based on net reserves as of December 31, 2012. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s actuaries discuss their loss and loss adjustment expense actuarial analysis with management. As part of this discussion, the indicated point estimate of the IBNR loss reserve by line of business (coverage) is reviewed. The Company actuaries also discuss any indicated changes to the underlying assumptions used to calculate the indicated point estimate. Any variance between the indicated reserves from these changes in assumptions and the previously carried reserves is reviewed. After discussion of these analyses and all relevant risk factors, management determines whether the reserve balances require adjustment. The Company’s best estimate of loss reserves may change depending on a revision in the underlying assumptions.

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	December 31, 2012			December 31, 2011
	Case	IBNR		Case	IBNR
	Reserves	Reserves	Total (1)	Reserves	Reserves	Total (1)

Automobile liability	$69.7	$128.0	$197.7	$66.6	$129.2	$195.8
Automobile other	5.5	1.3	6.8	4.7	1.5	6.2
Homeowners	8.9	41.0	49.9	8.1	52.5	60.6
All other	3.4	16.7	20.1	1.7	16.8	18.5

Total	$87.5	$187.0	$274.5	$81.1	$200.0	$281.1

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2012, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income in 2012 by approximately $11.2 million, primarily the result of favorable frequency and severity trends in voluntary automobile losses for accident years 2011 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at December 31, 2012.

Information regarding the Company’s property and casualty claims and claims expense reserve development table as of December 31, 2012 is located in “Business -- Property and Casualty Segment -- Property and Casualty Reserves”. Information regarding property and casualty reserve reestimates for each of the years in the three year period ended December 31, 2012 is located in -- “Results of Operations for the Three Years Ended December 31, 2012 -- Benefits, Claims and Settlement Expenses”.

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

Deferred Taxes

Deferred tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. The Company evaluates deferred tax assets periodically to determine if they are realizable. Factors in the determination include the performance of the business including the ability to generate taxable income from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Charges to establish a valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

Valuation of Liabilities Related to the Defined Benefit Pension Plan

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit pension plan but continue to retain the benefits they had accrued to that date.

The Company’s cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 3.51% was used by the Company for estimating accumulated benefits under the plan at December 31, 2012, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve. The expected annual return on plan assets assumed by the Company at December 31, 2012 was 7.5%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted reasonable assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

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

Results of Operations for the Three Years Ended December 31, 2012

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2012	2011	Percent	Amount	2010
Property & casualty
Automobile and property (voluntary)	$547.2	$542.0	1.0%	$5.2	$553.2
Involuntary and other property & casualty	3.6	3.9	-7.7%	(0.3)	3.9

Total property & casualty	550.8	545.9	0.9%	4.9	557.1
Annuity deposits	417.6	433.9	-3.8%	(16.3)	395.5
Life	99.3	98.6	0.7%	0.7	99.4

Total	$1,067.7	$1,078.4	-1.0%	$(10.7)	$1,052.0

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2012	2011	Percent	Amount	2010
Property & casualty
Automobile and property (voluntary)	$542.6	$544.1	-0.3%	$(1.5)	$551.8
Involuntary and other property & casualty	3.7	3.4	8.8%	0.3	4.0

Total property & casualty	546.3	547.5	-0.2%	(1.2)	555.8
Annuity	21.8	18.9	15.3%	2.9	17.4
Life	102.4	100.7	1.7%	1.7	99.5

Total	$670.5	$667.1	0.5%	$3.4	$672.7

For 2012, the Company’s premiums written and contract deposits of $1,067.7 million decreased $10.7 million, or 1.0%, compared to 2011, due to the decrease in annuity deposit receipts. For 2011, the Company’s premiums written and contract deposits increased $26.4 million, or 2.5%, compared to 2010, driven by the increase in annuity single premium and rollover deposit receipts which was partially offset by the decrease in property and casualty premiums written. The Company’s premiums and contract charges earned increased $3.4 million, or 0.5%, compared to 2011 reflecting growth from the annuity and life segments, as well as the increasing favorable impact on earned premium of the automobile and property rate actions taken in 2011 and 2012 which were more than offset by a reduced level of property and casualty policies in force compared to the prior year, including policy reductions due to the Florida homeowners non-renewal program described below. For 2011, the Company’s premiums and contract charges earned decreased $5.6 million, or 0.8%, compared to 2010, primarily reflecting the decrease in property and casualty segment earned premiums, partially offset by growth in annuity contract charges earned. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written increased 1.0%, or $5.2 million, in 2012. Average written premium per policy for both automobile and homeowners increased compared to the prior year, with the impact largely offset by a reduced level of automobile and homeowners policies in force in the current period. For the Company’s automobile and homeowners business, rate changes effective during 2012 averaged 5% and 7%, respectively, compared to 2% and 9%, respectively, during 2011. At December 31, 2012, there were 484,000 voluntary automobile and 237,000 homeowners policies in force, for a total of 721,000 policies, compared to a total of 725,000 policies at December 31, 2011 and 760,000 policies at December 31, 2010. Management believes that the Company’s rate and risk mitigation actions have had a negative impact, in some locations, on its policy retention rates and its sales levels, particularly in its automobile line and particularly in 2010 and 2011. Consequently, during 2011, the Company developed and began implementing state-specific pricing, underwriting and marketing initiatives designed to improve automobile new sales and retention levels, with favorable results beginning to emerge in the last several months of 2011 and continuing in 2012.

Based on policies in force, the current year voluntary automobile 6-month and 12-month retention rates for new and renewal policies were 91.8% and 84.7%, respectively, compared to 90.5% and 83.0%, respectively, at December 31, 2011 and 90.5% and 83.8%, respectively, at December 31, 2010. The property 12-month new and renewal policy retention rate was 88.1%, 85.6% and 86.7% at December 31, 2012, 2011 and 2010, respectively, with the changes including the impact of the Company’s risk mitigation actions described below. Particularly for voluntary automobile, the retention rate has been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans, as well as other underwriting actions.

Voluntary automobile premium written increased 0.1%, or $0.4 million, compared to 2011. In 2011, voluntary automobile premium written decreased 3.5%, or $12.9 million compared to 2010. In 2012, the average written premium per policy and average earned premium per policy each increased approximately 1% compared to a year earlier, which was nearly offset by the decline in policies in force. In 2011, the average written and earned premium per policy increased 1% and 2%, respectively, more than offset by the decline in policies in force. Voluntary automobile policies in force at December 31, 2012 decreased 2,000 compared to December 31, 2011 and 24,000 compared to December 31, 2010. Educator policies increased slightly compared to December 31, 2011, and decreased compared to December 31, 2010. The number of educator policies represented approximately 83% of the voluntary automobile policies in force at both December 31, 2012 and 2011. The number of non-educator policies decreased compared to both December 31, 2011 and 2010.

Voluntary homeowners premium written increased 2.6%, or $4.8 million, compared to 2011, net of catastrophe reinsurance premiums ceded that were less than the prior year. In 2011, voluntary homeowners premium written increased 0.9%, or $1.7 million, compared to 2010, also net of catastrophe reinsurance premiums ceded that were less than the prior year. The average written and earned premium per policy increased 2% and 4%, respectively, in 2012 compared to a year earlier. In 2011, the average written and earned premium per policy increased 5% and 6%, respectively, compared to 2010. Homeowners policies in force at December 31, 2012 decreased 2,000 compared to December 31, 2011 and 15,000 compared to December 31, 2010. The number of educator policies represented approximately 78% and 77% of the homeowners policies in force at December 31, 2012 and 2011, respectively. Educator policies increased slightly compared to December 31, 2011. Growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. On January 1, 2010, the Company ceased writing new property homeowner policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. By mid-August 2011, the non-renewal program had been completed. The Company’s December 31, 2012 policy count for Florida homeowners business of less than 5,500 decreased by approximately 11,500 compared to December 31, 2009 and included virtually no remaining risk exposure in the more sinkhole-prone counties. Throughout the non-renewal program period, the Company’s agents worked closely with customers to find coverage with third-party companies that underwrite property risks in Florida. This program is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners underwriting results.

In 2012, total annuity deposits received decreased 3.8%, or $16.3 million, compared to the prior year, with the decrease attributable to both a 5.5% decrease in scheduled annuity deposit receipts and a 2.4% decrease in single premium and rollover deposit receipts. In 2011, total annuity deposits received increased 9.7%, driven by the 24.7% increase in single premium and rollover deposit receipts which more than offset the 5.4% decrease in scheduled annuity deposit receipts. In 2012, new deposits to variable accounts increased 3.9%, or $4.2 million, and new deposits to fixed accounts decreased 6.3%, or $20.5 million, compared to the prior year. In 2011, new deposits to variable accounts decreased 1.1%, or $1.2 million, and new deposits to fixed accounts increased 13.9%, or $39.6 million, compared to 2010. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $4.8 billion at December 31, 2012 increased 9.8% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention. Cash value retentions for variable and fixed annuity options were 94.3% and 95.4%, respectively, for the 12 month period ended December 31, 2012, each reflecting improvement compared to a year earlier. At December 31, 2012, the number of annuity contracts outstanding of 189,000 increased 5,000 contracts compared to December 31, 2011 and 8,000 contracts compared to December 31, 2010.

Variable annuity accumulated balances of $1.4 billion at December 31, 2012 reflected an increase of 9.8% compared to December 31, 2011, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 15.3%, or $2.9 million, compared to 2011. Variable annuity accumulated balances at December 31, 2011 reflected a decrease of 7.4% compared to December 31, 2010, including the unfavorable impact of financial market performance over the 12 months, particularly the performance in the third quarter of 2011. For 2011, annuity segment contract charges earned increased 8.6%, or $1.5 million, compared to 2010, primarily due to the growth in average variable annuity account values during the first six months of 2011.

Life segment premiums and contract deposits for 2012 increased $0.7 million, or 0.7%, compared to 2011. Life segment premiums and contract deposits for 2011 decreased $0.8 million, or 0.8%, compared to 2010. The ordinary life insurance in force lapse ratio was 4.2% for the 12 months ended December 31, 2012 compared to 4.7% and 4.8% for the 12 months ended December 31, 2011 and 2010, respectively.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels over the three years ended December 31, 2012 were adversely impacted by the economy and the overall lower level of automobile and home sales compared to levels preceding the 2008 financial crisis. In addition, management believes that automobile and homeowners new business levels were negatively impacted by the Company’s rate actions and by the Company’s underwriting actions in Florida initiated in 2010.

Despite these challenges, the Company’s 2011 positive sales momentum in all lines of business carried into 2012. In 2012, true new automobile sales units -- units associated with new Horace Mann automobile policyholders -- increased 19.9% compared to full year 2011, reflecting the continued positive impact of state-specific pricing, underwriting and marketing programs implemented during the last several months of 2011. Total new automobile units, tempered by a modest increase in additional vehicles added to existing automobile policies, increased 12.1% compared to 2011. New homeowners sales units increased 15.7% compared to 2011.

The Company’s 2012 annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive, record-level results produced throughout 2011 and 2010. Total annuity sales for 2012 increased 0.8% compared to 2011. The Company’s new scheduled deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 4.1% compared to 2011. Partially offsetting this, single premium and rollover deposits for Horace Mann annuity products decreased 2.5% compared to 2011. In 2012, sales of third-party vendor annuity products, a relatively minor component of total annuity sales, increased notably compared to 2011. Annuity sales by Horace Mann’s agency force increased 13.8% compared to 2011. Sales of Horace Mann products by the Independent Agent distribution channel, included in the information above, decreased 33.7% compared to 2011, a comparison impacted by current year decreases in single premium and rollover deposits. The Company’s annuity sales levels in recent years have been impacted as K-12 educators respond to uncertainties regarding employment prospects during the economic recession. In situations where educator retirements increase, opportunities arise for single premium and rollover deposit business. For employed educators, uncertainty about their future employment has created challenges for new sales of scheduled deposit business. The current low interest rate environment also is a factor in educators’ decisions regarding retirement planning.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years has contributed to the increase in sales of proprietary life products. For 2012, the increase in total life sales of 28.8% included a 39.6% increase in sales of Horace Mann’s proprietary life products and a 20.3% increase in sales of third-party vendor products.

Combining these increases in all of the lines of business, the Company’s total new business sales increased 4.7% compared to 2011. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for 2012 increased 15.0% compared to the prior year.

Distribution System

At December 31, 2012, there was a combined total of 760 Exclusive Agencies and Employee Agents, compared to 745 at December 31, 2011 and 741 at December 31, 2010, representing the fourth consecutive year in which the agency force size increased. The net increase in each year compared to a year earlier was driven by new Exclusive Agency appointments, partially offset by termination of lower producing agents. At December 31, 2012, there were 624 Horace Mann Exclusive Agencies, an increase of 75 compared to December 31, 2011. At December 31, 2012, in addition to the Exclusive Agencies, there were 136 Employee Agents. See additional description in “Business -- Corporate Strategy and Marketing -- Dedicated Agency Force”.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 492 authorized agents at December 31, 2012. During 2012, this channel generated $55.0 million in annualized new annuity sales for the Company compared to $83.1 million for 2011 and $70.1 million in 2010, reflecting decreases in single and rollover deposit business in the current year.

Net Investment Income

For 2012, pretax investment income of $306.0 million increased 6.1%, or $17.7 million, (5.8%, or $11.3 million, after tax) compared to 2011. For 2011, pretax investment income of $288.3 million increased 6.0%, or $16.2 million, (5.7%, or $10.5 million, after tax) compared to 2010. For both years, the increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets increased 7.4% over the 12 months ended December 31, 2012. The average pretax yield on the investment portfolio was 5.63% (3.79% after tax) for 2012 compared to pretax yields of 5.70% (3.85% after tax) and 5.77% (3.91% after tax) for 2011 and 2010, respectively. During 2012, management continued to identify and secure investments with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s conservative investment guidelines.

Net Realized Investment Gains and Losses

For 2012, net realized investment gains (pretax) were $27.3 million compared to net realized investment gains of $37.7 million and $23.8 million in 2011 and 2010, respectively. The net gains in all periods were realized from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

For the year ended December 31, 2012, the Company’s net realized investment gains of $27.3 million included $39.9 million of gross gains realized on security sales and calls partially offset by $12.6 million of realized losses on securities that were disposed of during 2012, primarily commercial mortgage-backed securities and also corporate securities to a lesser extent. There were no other-than-temporary impairment write-downs on securities in the current year. Gains realized on security disposals during 2012 included $4.6 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

For the year ended December 31, 2011, the Company’s net realized investment gains of $37.7 million included $39.7 million of gross gains realized on security sales and calls partially offset by $2.0 million of realized losses on securities that were disposed of during 2011. Other-than-temporary impairment write-downs on securities were less than $0.1 million in 2011. Gains realized on security disposals during 2011 included $0.5 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

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

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to issuer-specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of December 31, 2012 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2011, yields on U.S. Treasury securities decreased slightly while credit spreads narrowed across virtually all asset classes, the combination of which resulted in an increase in net unrealized gains for the Company’s holdings of corporate securities, municipal securities, commercial and residential mortgage-backed securities and asset-backed securities.

	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Gain
Fixed Maturity Securities
Corporate bonds
Banking and Finance	67	$481.4	$431.1	$50.3
Energy	64	276.3	237.2	39.1
Utilities	45	271.9	225.3	46.6
Insurance	31	159.6	132.6	27.0
Metal and Mining	18	133.9	120.8	13.1
Broadcasting and Media	26	131.6	112.4	19.2
Transportation	22	127.9	117.1	10.8
Health Care	36	110.1	97.5	12.6
Technology	31	109.2	101.5	7.7
Telecommunications	21	95.9	81.8	14.1
All Other Corporates (1)	192	669.3	601.3	68.0

Total corporate bonds	553	2,567.1	2,258.6	308.5
Mortgage-backed securities
U.S. government and federally sponsored agencies	378	619.6	547.1	72.5
Commercial	23	74.7	68.5	6.2
Other	12	15.3	11.3	4.0
Municipal bonds	479	1,586.0	1,402.4	183.6
Government bonds
U.S.	7	409.4	371.7	37.7
Foreign	8	57.9	48.5	9.4
Collateralized debt obligations (2)	31	115.1	109.0	6.1
Asset-backed securities	93	517.1	494.3	22.8

Total fixed maturity securities	1,584	$5,962.2	$5,311.4	$650.8

Equity Securities
Non-redeemable preferred stocks	9	$12.8	$12.6	$0.2
Common stocks	150	40.7	39.8	0.9

Total equity securities	159	$53.5	$52.4	$1.1

Total	1,743	$6,015.7	$5,363.8	$651.9

(1)

The All Other Corporates category contains 20 additional industry classifications. Real estate, natural gas, consumer products, industry, retail and gaming represented $439.0 million of fair value at December 31, 2012, with the remaining 14 classifications each representing less than $47 million.

(2)

Based on fair value, 83.7% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2012.

At December 31, 2012, the Company’s diversified fixed maturity securities portfolio consisted of 1,877 investment positions, issued by 1,584 entities, and totaled approximately $6.0 billion in fair value. This portfolio was 94.8% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At December 31, 2012, 94.2% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities(1)

(Dollars in millions)

	Percent of Total Fair Value	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA (2)	4.2%	$249.5	$225.7
AA (2)	33.8	2,015.7	1,787.4
A	25.6	1,525.2	1,329.3
BBB	31.2	1,863.5	1,676.8
BB	2.5	146.1	135.8
B	2.4	143.5	137.3
CCC or lower	0.2	12.3	12.8
Not rated (3)	0.1	6.4	6.3

Total fixed maturity securities	100.0%	$5,962.2	$5,311.4

Equity securities
AAA	-	-	-
AA	7.8%	$4.2	$4.1
A	1.9	1.0	1.4
BBB	11.4	6.1	5.6
BB	2.8	1.5	1.5
B	-	-	-
CCC or lower	-	-	-
Not rated (4)	76.1	40.7	39.8

Total equity securities	100.0%	$53.5	$52.4

Total		$6,015.7	$5,363.8

(1)

Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)

During 2011, S&P and Moody’s concluded on their respective evaluations of ratings for debt issued by the U.S. government. On August 2, 2011, Moody’s affirmed its Aaa rating, with an outlook of negative. On August 5, 2011, S&P reduced its AAA long-term rating one notch to AA+, with an outlook of negative. At December 31, 2012, the AA rated fair value amount included $390.9 million of U.S. government and federally sponsored agency securities and $619.6 million of mortgage-backed securities issued by U.S. government and federally sponsored agencies.

(3)	Included in this category is $6.3 million fair value of private placement securities not rated by either S&P or Moody’s.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At December 31, 2012, total fair value of the Company’s European fixed maturity securities direct exposure was $245.7 million with a net unrealized gain of $20.2 million. The Company generally defines its country classification by issuer country of incorporation or domicile where appropriate. Given the economic, fiscal and political uncertainties surrounding a number of European countries, especially Greece, Ireland, Italy, Portugal and Spain (collectively “GIIPS”) and France, the Company closely monitors its direct European securities exposures. At December 31, 2012, the Company had no sovereign or equity security exposure in any European country, no exposure in the banking and finance industry in any of the GIIPS countries or France, no unfunded exposure related to its European securities holdings and no derivative or hedging instruments in its investment portfolio.

The Company also carefully monitors, and analyzes a number of factors to understand and identify, its indirect European exposure. While many factors are considered, it is difficult to know if all potential factors which may indirectly impact the Company’s investment portfolio have been identified. The factors the Company considers include, but are not limited to, the issuer’s parent-subsidiary relationship, principal place of business, management location, source of revenue streams, industry classification and asset characteristics. At December 31, 2012, the Company did not identify significant indirect exposure to European countries in its investment portfolio.

The following table summarizes the Company’s direct exposures by asset category related to selected groups of European countries and to Europe in total as of December 31, 2012.

	Sovereign		Banking		Other Corporate		Asset-backed		Total
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed Maturity Securities:
GIIPS
Greece	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ireland	-	-	-	-	4.7	0.1	10.0	0.1	14.7	0.2
Italy	-	-	-	-	-	-	-	-	-	-
Portugal	-	-	-	-	-	-	-	-	-	-
Spain	-	-	-	-	10.7	0.7	-	-	10.7	0.7

Total GIIPS	-	-	-	-	15.4	0.8	10.0	0.1	25.4	0.9
France	-	-	-	-	19.6	2.5	-	-	19.6	2.5
United Kingdom	-	-	4.0	0.6	104.4	7.6	-	-	108.4	8.2
Other European
Countries (1)	-	-	28.4	3.7	53.6	4.6	10.3	0.3	92.3	8.6

Total	$-	$-	$32.4	$4.3	$193.0	$15.5	$20.3	$0.4	$245.7	$20.2

(1)	The Other European Countries category contains 6 countries with the total fair value amount for each country representing less than $40 million.

At December 31, 2012, the Company had $74.7 million fair value in commercial mortgage-backed securities (“CMBS”), all in the annuity and life portfolios, with a net unrealized gain of $6.2 million. At December 31, 2012, the Company’s CMBS portfolio was 95.3% investment grade, with an overall credit rating of AA-, and well diversified by property type, geography and sponsor.

To evaluate the CMBS portfolio, the Company uses an estimate of future cash flows expected to be collected. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. Information includes, but is not limited to, debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, payment terms, property type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy based on the collateral characteristics. Loss severity is a function of multiple factors including, but not limited to, the unpaid balance, interest rate, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Cost of capital rates and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are then estimated using these default and loss severity assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to estimate the cash flows associated with the commercial mortgage-backed security held by the Company.

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	December 31, 2012				December 31, 2011
	Number of Positions	Fair Value	Pretax Unrealized Gain		Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	5	$39.1		$3.0	4	$18.6	$2.2
AA	5	13.5		0.9	4	5.0	0.3
A	4	7.5		1.3	6	15.2	*
BBB	7	11.1		1.0	8	13.2	(1.9)
BB and below	2	3.5		*	6	18.8	(9.3)

Total	23	$74.7		$6.2	28	$70.8	$(8.7)

Vintage year
2003 and prior	2	$2.7	$	*	3	$4.9	$0.1
2004	7	10.6		0.6	7	9.6	(0.2)
2005	4	23.7		2.7	9	40.4	(10.5)
2006	7	12.2		1.4	7	11.3	0.6
2007	2	4.9		1.5	2	4.6	1.3
2012	1	20.6		*	-	-	-

Total	23	$74.7		$6.2	28	$70.8	$(8.7)

Property type
Conduit/Fusion	20	$39.6		$4.3	26	$57.1	$(9.7)
Single borrower	3	35.1		1.9	2	13.7	1.0

Total	23	$74.7		$6.2	28	$70.8	$(8.7)

*	Less than $0.1 million.

At December 31, 2012, the Company had $493.2 million fair value in financial institution bonds, preferred stocks and common stocks with a net unrealized gain of $50.1 million. The Company’s holdings in this sector are well diversified among numerous institutions.

At December 31, 2012, the Company had $1,586.0 million fair value invested in municipal bonds with a net unrealized gain of $183.6 million. Of the geographically diversified municipal bond holdings, approximately 50% are tax-exempt and 79% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of these securities was AA-, with approximately 26% of the value insured at December 31, 2012. This represents approximately 7% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers or other forms of guarantee. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was A+ at December 31, 2012.

At December 31, 2012, the fixed maturity securities and equity securities portfolios had a combined $11.2 million pretax of gross unrealized losses on $319.4 million fair value related to 199 positions. Of this amount, $4.1 million of pretax gross unrealized losses were on $237.7 million fair value for 148 positions that had been in a continuous unrealized loss position for 9 months or less.

Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 5 were trading below 80% of book value at December 31, 2012 and were not considered other-than-temporarily impaired. These positions included structured securities, corporate securities and equity securities. The 5 securities with fair values below 80% of book value at December 31, 2012 had fair value of $10.3 million, representing 0.2% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $3.2 million.

The Company views the unrealized losses of all of the securities at December 31, 2012 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Additionally, as of the date of this Annual Report on Form 10-K, the Company is not aware of any events that call into question the ability of the issuers of the securities to honor their contractual commitments. Therefore, no impairment of these securities was recorded at December 31, 2012. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2012	2011	Percent	Amount	2010

Property and casualty	$389.4	$442.5	-12.0%	$(53.1)	$418.2
Annuity	3.3	1.9	73.7%	1.4	1.3
Life	55.5	58.0	-4.3%	(2.5)	55.3

Total	$448.2	$502.4	-10.8%	$(54.2)	$474.8

Property and casualty catastrophe losses, included above (1)	$43.3	$86.0	-49.7%	$(42.7)	$49.2

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Year Ended December 31,
	2012	2011	2010
Incurred claims and claim expenses:
Claims occurring in the current year	$406.6	$452.8	$438.7
Decrease in estimated reserves for claims occurring in prior years (2)	(17.2)	(10.3)	(20.5)

Total claims and claim expenses incurred	$389.4	$442.5	$418.2

Property and casualty loss ratio:
Total	71.3%	80.8%	75.2%
Effect of catastrophe costs, included above (1)	8.0%	15.7%	8.8%
Effect of prior years’ reserve development, included above (2)	-3.2%	-1.9%	-3.7%
(1) Property and casualty catastrophe losses were incurred as follows:
	2012	2011	2010
Three months ended
March 31	$5.9	$8.0	$6.8
June 30	29.2	55.0	16.2
September 30 (a)	5.4	18.3	17.5
December 31	2.8	4.7	8.7

Total full year	$43.3	$86.0	$49.2

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

	2012	2011	2010
Three months ended
March 31	$(4.0)	$(2.7)	$(4.5)
June 30	(4.5)	(1.0)	(2.8)
September 30	(3.0)	(2.0)	(7.3)
December 31	(5.7)	(4.6)	(5.9)

Total full year	$(17.2)	$(10.3)	$(20.5)

        In 2012, the Company’s benefits, claims and settlement expenses decreased $54.2 million, or 10.8%, compared to the prior year, primarily reflecting a $42.7 million decrease in property and casualty catastrophe losses in the current year, as well as a greater favorable impact of prior years’ reserve development and a notable reduction in Florida sinkhole loss costs. In 2012, automobile non-catastrophe losses increased compared to the prior year, primarily reflecting higher current accident year frequency of losses from bodily injury coverages. In 2011, the Company’s benefits, claims and settlement expenses increased $27.6 million, or 5.8%, compared to 2010, primarily reflecting a $36.8 million increase in property and casualty catastrophe losses, partially offset by favorable current accident year non-catastrophe homeowners results that largely reflected improvement in Florida sinkhole loss experience. In

2011, the U.S. experienced notable tornado and storm activity, including Tropical Storm Lee and Hurricane Irene, producing 30 designated catastrophe events which impacted numerous states. In 2011, the Company also experienced an increase in automobile non-catastrophe losses reflecting higher physical damage frequency of loss, particularly in states impacted by severe weather patterns in 2011, as well as a reduced level of favorable prior years’ property and casualty reserve development compared to 2010.

For 2012, the favorable development of prior years’ property and casualty reserves of $17.2 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2011 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss emergence for accident years 2011 and prior.

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

For 2012, the voluntary automobile loss ratio of 72.3% decreased by 1.7 percentage points compared to the prior year, including development of prior years’ reserves that had a 2.4 percentage point greater favorable impact in the current year, lower catastrophe losses for this line of business which represented a 0.4 percentage point decrease in the current accident year loss ratio, and the unfavorable impact of an increase in loss frequency in 2012. The homeowners loss ratio of 68.6% for 2012 decreased 25.7 percentage points compared to a year earlier, including a 23.4 percentage point decrease due to the lower level of catastrophe costs. Catastrophe costs represented 20.6 percentage points of the homeowners loss ratio for 2012 compared to 44.0 percentage points for 2011. Development of prior years’ homeowners reserves had a 1.1 percentage point less favorable impact in the year ended December 31, 2012. The Company’s sinkhole loss costs for 2012 reflected a favorable impact from the Company’s Florida homeowners policy non-renewal program. Excluding claim settlement expenses, Florida sinkhole losses incurred for the year ended December 31, 2012 were zero compared to $5.2 million and $20.1 million incurred in 2011 and 2010, respectively. For 2010, the voluntary automobile loss ratio was 68.5% and the homeowners loss ratio was 89.0%, including 25.4 percentage points due to catastrophe costs.

For the annuity segment, benefits in 2012 increased $1.4 million compared to 2011 due to increased sales of single premium immediate annuity contracts. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.4 million at December 31, 2012 compared to $0.6 million at December 31, 2011 and $0.3 million at December 31, 2010. The changes in this reserve reflected the impact of financial market performance in the respective years.

For the life segment, benefits in 2012 decreased $2.5 million compared to a year earlier, primarily reflecting a decrease in mortality costs in 2012. In 2011, life segment benefits increased $2.7 million compared to a year earlier, reflecting an increase in mortality costs in 2011. This variability in the Company’s life mortality experience is not unexpected considering the size of Horace Mann’s life insurance in force.

Interest Credited to Policyholders

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2012	2011	Percent	Amount	2010

Annuity	$121.4	$113.6	6.9%	$7.8	$106.3
Life	42.2	41.3	2.2%	0.9	40.4

Total	$163.6	$154.9	5.6%	$8.7	$146.7

Compared to 2011, the current year increase in annuity segment interest credited reflected a 10.6% increase in average accumulated fixed deposits, partially offset by a 15 basis point decline in the average annual interest rate credited to 3.86%. Compared to 2010, the 2011 increase in annuity segment interest credited reflected a 10.7% increase in average accumulated fixed deposits, partially offset by a 15 basis point decline in the average annual interest rate credited to 4.01%. Life insurance interest credited increased slightly in both 2012 and 2011 as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the years ended December 31, 2012, 2011 and 2010 were 211 basis points, 202 basis points and 196 basis points, respectively. The net interest spread increases in 2012 and 2011 primarily reflected crediting rate decreases, supplemented by favorable investment yields resulting from the Company’s investment portfolio management.

As of December 31, 2012, fixed annuity account values totaled $3.4 billion, including $3.1 billion of deferred annuities. For approximately 85%, or $2.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values as of December 31, 2012 is shown below.

	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
	Percent of Total	Accumulated Value	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	14.0%	$433.8	3.1%	$82.0
Equal to 2% but less than 3%	9.5	296.4	6.9	181.8
Equal to 3% but less than 4%	16.7	518.1	19.2	503.4
Equal to 4% but less than 5%	57.9	1,802.3	68.5	1,802.3
5% or higher	1.9	60.0	2.3	60.0

Total	100.0%	$3,110.6	100.0%	$2,629.5

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $79.5 million for 2012 compared to $83.4 million and $77.3 million for the years ended December 31, 2011 and 2010, respectively. At December 31, 2012, the evaluation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $3.8 million, which primarily reflected the impact of favorable financial market performance and improved persistency; this compares to an increase in amortization of $2.5 million from a similar evaluation at December 31, 2011, which primarily reflected the impact of unfavorable financial market performance in 2011. The improvement in financial market performance in 2012 was driven primarily by equity securities. For the life segment, the December 31, 2012 evaluation of deferred policy acquisition costs resulted in a $0.8 million increase in amortization, compared to a $1.2 million increase recorded as a result of the December 31, 2011 evaluation. The December 31, 2010 evaluations of deferred policy acquisition costs resulted in a decrease of $2.0 million in annuity amortization and an increase of $0.4 million in life amortization.

Operating Expenses

In 2012, operating expenses of $156.1 million increased 5.0%, or $7.4 million, compared to 2011. Included in operating expenses for the year ended December 31, 2012 was $2.2 million attributable to the accelerated accrual of certain incentive compensation and other stock-based awards as a result of the announced retirement intentions of the Company’s Chief Executive Officer. In addition, the Company’s favorable results for 2012 led to an increase in incentive compensation for the current year. These 2012 costs were allocated to all of the Company’s segments.

In 2011, operating expenses of $148.7 million decreased 2.0%, or $3.1 million, compared to 2010. Expenses in 2010 included a charge of $2.2 million to write off software development costs related to the Company’s property insurance administrative system. This charge was borne by the property and casualty segment and represented 0.4 percentage points of that segment’s expense ratio for the full year. In addition, expenses in 2010 included approximately $1.8 million related to the accelerated accrual of certain pension benefits, incentive compensation and other stock-based awards earned by the Company’s previous Chief Executive Officer who retired in the fourth quarter of 2010. These accelerated costs were allocated to all of the Company’s segments.

The property and casualty expense ratio of 27.0% for 2012 increased 1.2 percentage points compared to the 2011 expense ratio of 25.8%, consistent with management’s expectations for the current year. The property and casualty expense ratio was 25.7% in 2010.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 30.4%, 25.7% and 27.3% for the years ended December 31, 2012, 2011 and 2010, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.0, 9.6 and 7.8 percentage points for 2012, 2011 and 2010, respectively. While the amount of income from tax-advantaged securities was comparable for each of the three years, the variances in the level of taxable income influenced the impact on the effective income tax rate for each year. In 2010, as further described below, the Company recorded a $1.4 million reduction in its liability for uncertain tax positions, which benefitted the annuity segment.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

In 2010, the Internal Revenue Service (“IRS”) published guidance regarding separate account (variable annuity) dividend received deductions for life insurance companies in which they advised (1) they would concede appeals related to the issue and not raise the issue on audit unless the taxpayer changed its methodology for computing the deduction, and (2) any changes in law regarding this deduction would be effective prospectively. As a result, the Company believed this issue was no longer an uncertain tax position and recorded a reduction of $1.4 million in the uncertain tax position liability related to the separate account dividend received deduction in 2010.

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

Net Income

For 2012, the Company’s net income of $103.9 million represented an increase of $33.4 million compared to 2011, reflecting a significant reduction in property and casualty catastrophe losses as well as an increase in underlying earnings for all three of the Company’s operating segments. After-tax net realized investment gains decreased by $6.8 million between years. For the property and casualty segment, net income of $37.1 million reflected an increase of $31.2 million compared to 2011, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserves, which more than offset an increase in automobile current accident year losses. Including all factors, the property and casualty combined ratio was 98.3% for 2012 compared to 106.6% for 2011. Annuity segment net income of $40.5 million for 2012 increased $9.6 million compared to 2011, primarily reflecting an increase in the interest margin earned on fixed annuity assets accompanied by the current period favorable impact of financial market performance on the evaluation of deferred policy acquisition costs, compared to the prior year adverse impact. Life segment net income of $21.9 million increased $2.5 million, primarily due to favorable mortality experience in 2012. A number of the items above, which had a favorable impact on net income for 2012, were notably more favorable than management would typically expect and are described in more detail in the preceding discussion.

For 2011, the Company’s net income of $70.5 million represented a decrease of $9.6 million, or 12%, compared to 2010 primarily due to the increase in property and casualty catastrophe losses. After-tax net realized investment gains increased by $9.0 million between years. For the property and casualty segment, net income of $5.9 million reflected a decrease of $21.1 million compared to 2010, primarily due to the increase in catastrophe costs but also reflecting a smaller benefit in 2011 from favorable prior years’ reserve development. Catastrophe costs increased $23.9 million after tax compared to 2010, while favorable prior years’ property and casualty reserve development was $6.6 million after tax lower than 2010. Excluding catastrophe losses and compared to 2010, 2011 accident year results for the property line improved while automobile 2011 accident year losses increased. For 2011, incurred sinkhole claims in Florida were less than the prior year by approximately $10 million after tax. Including all factors, the property and casualty combined ratio was 106.6% for 2011 compared to 100.9% for 2010. Annuity segment net income for 2011 increased slightly compared to 2010, reflecting the negative impact from the evaluation of deferred policy acquisition costs -- primarily due to the adverse relative performance of the financial markets and the higher level of net realized investment gains -- and a non-recurring tax benefit of $1.4 million recorded in 2010, offset by improvements in the interest margin. Compared to 2010, life segment net income decreased $0.8 million, or 4%, primarily due to higher mortality costs in 2011.

For 2010, the Company’s net income was $80.1 million, including after-tax net realized investment gains of $15.4 million and after-tax catastrophe costs of $32.0 million. Annuity segment net income benefitted from the second quarter 2010 $1.4 million reduction in the Company’s liability for uncertain tax positions. Life segment net income reflected higher than average mortality costs in 2010. For the property and casualty segment, 2010 net income reflected favorable 2010 accident year underwriting results in the voluntary automobile line which were offset by unfavorable 2010 year results in the property line. Property and casualty segment net income in 2010 benefitted from favorable prior years’ reserve development and was impacted adversely by an increase in large property losses, primarily sinkhole claims in Florida. The property and casualty segment net income for 2010 included a charge of $1.5 million after tax to write off software development costs related to its property insurance administrative system. The Company’s net income for 2010 included a charge of $1.2 million after tax related to the accelerated accrual of certain pension benefits, incentive compensation and other stock-based awards earned by the previous CEO who retired in the fourth quarter. Including all factors, the property and casualty combined ratio was 100.9% for 2010.

Net income by segment and net income per share were as follows:

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2012	2011	Percent	Amount	2010
Analysis of net income by segment:
Property and casualty	$37.1	$5.9	N.M.	$31.2	$27.0
Annuity	40.5	30.9	31.1%	9.6	30.8
Life	21.9	19.4	12.9%	2.5	20.2
Corporate and other (1)	4.4	14.3	-69.2%	(9.9)	2.1

Net income	$103.9	$70.5	47.4%	$33.4	$80.1

Effect of catastrophe costs, after tax, included above	$(28.2)	$(55.9)	-49.6%	$27.7	$(32.0)

Effect of realized investment gains, after tax, included above	$17.6	$24.4	-27.9%	$(6.8)	$15.4

Diluted:
Net income per share	$2.51	$1.70	47.6%	$0.81	$1.95

Weighted average number of shares and equivalent shares (in millions)	41.4	41.4	-	-	41.0

Property and casualty combined ratio:
Total	98.3%	106.6%	N.M.	-8.3%	100.9%
Effect of catastrophe costs, included above	8.0%	15.7%	N.M.	-7.7%	8.8%
Effect of prior years’ reserve development, included above	-3.2%	-1.9%	N.M.	-1.3%	-3.7%

N.M. - Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three years ended December 31, 2012, the changes in net income for the property and casualty, annuity and life segments are described in the preceding paragraphs.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For 2012, 2011 and 2010, net realized investment gains after tax were $17.6 million, $24.4 million and $15.4 million, respectively. For the corporate and other segment, a lower level of net realized investment gains was the primary driver of the current year decrease in net income compared to 2011.

Return on average shareholders’ equity based on net income was 9%, 8% and 10% for the years ended December 31, 2012, 2011 and 2010, respectively.

The accounting guidance adopted by the Company effective January 1, 2012 is described in “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies -- Adopted Accounting Standards”.

Outlook for 2013

At the time of this Annual Report on Form 10-K, management estimates that 2013 full year net income before realized investment gains and losses will be within a range of $1.75 to $1.95 per diluted share. This projection incorporates the Company’s results for 2012 along with anticipation that life mortality costs will return to modeled levels and the impact of evaluating annuity deferred policy acquisition costs will be minimal. Compared to 2012, estimated net income for 2013 also anticipates an improvement in property and casualty segment current accident year results partially offset by a lower level of favorable development of prior years’ reserves. Excluding the impact of the evaluation of deferred policy acquisition costs, 2013 annuity segment net income is anticipated to be relatively consistent with 2012, as growth in assets under management is expected to offset an anticipated decline in the net interest spread. In addition to these segment-specific factors, the Company plans to incur pretax expenses of $3 million to $4 million for customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2012, 2011 and 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2012 -- Net Realized Investment Gains and Losses”, “Business -- Investments” and in the “Notes to Consolidated Financial Statements -- Note 2 -- Investments” listed on page F-1 of this report.

Cash Flow

The short-term liquidity requirements of the Company, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet the Company’s operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth, retire short-term debt, pay dividends to shareholders and repurchase shares of HMEC’s common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance policy claims and benefits and retirement of long-term debt.

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2012, net cash provided by operating activities increased compared to 2011, primarily due to an increase in investment income collected and reduced property and casualty claims payments in 2012 including the impact of catastrophe events in each year.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2013 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $84 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Note 8 — Statutory Information and Restrictions” listed on page F-1 of this report.

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

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, repurchases of HMEC’s common stock, fluctuations in bank overdraft balances, and borrowings, repayments and repurchases related to its debt facilities.

The Company’s annuity business produced net positive cash flows in 2012, although the level was less than the result for 2011. For the year ended December 31, 2012, receipts from annuity contracts decreased $16.3 million, or 3.8% compared to 2011, as described in “Results of Operations for the Three Years Ended December 31, 2012 -- Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $1.4 million, or 0.6%, compared to 2011.

Contractual Obligations

	Payments Due By Period As of December 31, 2012
	Total	Less Than 1 Year (2013)	1 - 3 Years (2014 and 2015)	3 - 5 Years (2016 and 2017)	More Than 5 Years (2018 and beyond)
Fixed annuities and fixed option of variable annuities (1)	$5,048.3	$169.5	$354.6	$372.3	$4,151.9
Supplemental contracts (1)	635.0	31.5	57.1	53.2	493.2
Life insurance policies (1)	2,371.5	85.1	176.6	182.1	1,927.7
Property and casualty claims and claim adjustment expenses (1)	274.5	162.9	92.9	16.0	2.7
Short-term Debt Obligations (2):
Bank Credit Facility (expires October 6, 2015)	39.8	0.6	39.2	-	-
Long-Term Debt Obligations (2):
Senior Notes Due June 15, 2015	86.3	4.5	81.8	-	-
Senior Notes Due April 15, 2016	155.0	8.6	17.1	129.3	-
Operating lease obligations (3)	17.9	2.9	5.2	4.9	4.9
Purchase obligations	1.7	1.7	-	-	-

Total	$8,630.0	$467.3	$824.5	$757.8	$6,580.4

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments.
(2)	Includes principal and interest.
(3)

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copy machines.

Estimated Future Policy Benefit and Claim Payments - Annuity and Life Segments

The following table duplicates information above and summarizes the Company’s annuity and life contractual obligations and commitments as of December 31, 2012 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life insurance, which includes discounting.

	Estimated Payments by Period As of December 31, 2012
	Total	Less Than 1 Year (2013)	1 - 3 Years (2014 and 2015)	3 - 5 Years (2016 and 2017)	More Than 5 Years (2018 and beyond)
Fixed annuities and fixed option of variable annuities	$5,048.3	$169.5	$354.6	$372.3	$4,151.9
Supplemental contracts	635.0	31.5	57.1	53.2	493.2
Life insurance policies	2,371.5	85.1	176.6	182.1	1,927.7

Total	$8,054.8	$286.1	$588.3	$607.6	$6,572.8

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

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, and other contingent events as appropriate to the respective product types. Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2012. Separate Account (variable annuity) payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.

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

The following table includes estimated future claims and claims related payments at December 31, 2012. The amounts reported in the table are presented on a nominal basis, have not been discounted and represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses.

	Estimated Payments by Period As of December 31, 2012
					More Than
		Less Than	1 - 3 Years	3 - 5 Years	5 Years
		1 Year	(2014 and	(2016 and	(2018 and
	Total	(2013)	2015)	2017)	beyond)
Claims and claim adjustment expenses	$274.5	$162.9	$92.9	$16.0	$2.7

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (“NAIC”). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in “Note 8 -- Statutory Information and Restrictions” listed on page F-1 of this report.

The total capital of the Company was $1,483.6 million at December 31, 2012, including $199.8 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 21.6% of total capital excluding unrealized investment gains and losses (16.0% including unrealized investment gains and losses) at December 31, 2012, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,245.8 million at December 31, 2012, including a net unrealized gain in the Company’s investment portfolio of $382.4 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $785.8 million and $19.96, respectively, at December 31, 2012. Book value per share was $31.65 at December 31, 2012 ($21.93 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at December 31, 2012 is included in “Results of Operations for the Three Years Ended December 31, 2012 — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $22.5 million for the year ended December 31, 2012. In March, May, September and December 2012, the Board of Directors announced regular quarterly dividends per share of $0.13, $0.13, $0.13 and $0.16, respectively, with the December dividend per share reflecting a 23.1% increase compared to the preceding quarter.

On December 7, 2011, HMEC’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million. The share repurchase program authorizes the opportunistic repurchase of HMEC’s common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During 2012, the Company repurchased 915,895 shares of its common stock, or 2.3% of the outstanding shares on December 31, 2011, at an aggregate cost of $15.7 million, or an average price per share of $17.16, under this share repurchase program. In total and through December 31, 2012, the Company had repurchased 1,070,603 shares of its common stock at an average price of $16.59 per share, under this share repurchase program. The repurchase of shares was financed through use of cash. As of December 31, 2012, $32.2 million remained authorized for future share repurchases. See also “Notes to Consolidated Financial Statements -- Note 6 -- Shareholders’ Equity and Stock Options” listed on page F-1 of this report.

As of December 31, 2012, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.098%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” listed on page F-1 of this report. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of December 31, 2012, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in “Notes to Consolidated Financial Statements -- Note 5 -- Debt” listed on page F-1 of this report. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of December 31, 2012, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on October 6, 2015. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.56%, as of December 31, 2012). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2012.

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

The Company’s ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on interest-sensitive contracts) for the years ended December 31, 2012, 2011 and 2010 was 1.8x, 1.6x and 1.7x, respectively. See also “Exhibit 12 -- Statement Regarding Computation of Ratios”. The Company’s ratio of earnings before interest expense to interest expense was 11.5x, 7.8x and 8.9x for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Assigned ratings as of February 15, 2013 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of February 15, 2013
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

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations for the Three Years Ended December 31, 2012 -- Net Realized Investment Gains and Losses”.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2012 -- Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. As of the time of this Annual Report on Form 10-K, no derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2012, approximately 14% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 86% supported the annuity and life business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2012 -- Net Realized Investment Gains and Losses” and “Business -- Investments”.

The Company’s annuity and life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2012 -- Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration annuity and interest-sensitive life liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2012, the duration of the fixed income securities portfolio was estimated to be approximately 6.5 years and the duration of the Company’s insurance liabilities and debt was estimated to be approximately 8.0 years.

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

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2012, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in a decrease in shareholders’ equity of approximately $18 million after tax, or 1%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in a decrease in shareholders’ equity of approximately $7 million after tax, or 1%. At December 31, 2011, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in an increase in shareholders’ equity of approximately $40 million after tax, or 4%. A 100 basis point increase in interest rates would decrease the fair value of assets and liabilities, the net of which would result in a decrease in shareholders’ equity of approximately $59 million after tax, or 5%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to attempt to mitigate such hypothetical losses in fair value of shareholders’ equity.

Interest rates continue to be at historically low levels. If interest rates remain low over an extended period of time, and based on a recent pronouncement by the Federal Reserve Board that rates are likely to remain low as long as the unemployment rate remains above 6.5%, management recognizes it could pressure net investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities. Moreover, issuers of securities in the Company’s investment portfolio may prepay or redeem fixed income securities, as well as commercial and mortgage-backed securities, with greater frequency to borrow at lower market rates. As a general guideline, management estimates that pretax income in 2013 and 2014 would decrease by approximately $3 million (by segment: Annuity $1.9 million, Life $0.7 million and Property and Casualty $0.4 million) and $9 million (by segment: Annuity $5.7 million, Life $1.9 million and Property and Casualty $1.4 million), respectively, for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in-force contracts. In addition, declining interest rates also could negatively impact the amortization of deferred policy acquisition costs, as well as the recoverability of goodwill, due to the impacts on the estimated fair value of the Company’s reporting segments.

The Company has been and continues to be proactive in its investment strategies, product designs and crediting rate strategies to mitigate the risk of unfavorable consequences in this type of interest rate environment without venturing into asset classes or individual securities that would be inconsistent with the Company’s conservative investment guidelines. Lowering interest crediting rates on annuity contracts can help offset decreases in investment margins on some products. The Company’s ability to lower interest crediting rates could be limited by competition, regulatory approval or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in investment yields.

Based on the Company’s overall exposure to interest rate risk, the Company believes that these changes in interest rates would not materially affect its consolidated near-term financial position, results of operations or cash flows.

Recent Accounting Changes

Balance Sheet Offsetting

In January 2013, the Financial Accounting Standard Board (“FASB”) issued accounting guidance to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The guidance clarifies which instruments and transactions are subject to the offsetting disclosure requirements. The instruments and transactions include bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The guidance is effective for annual and interim periods beginning on or after January 1, 2013. Retrospective disclosures are required for all comparative periods presented. Management believes the adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

Comprehensive Income

In February 2013, the FASB issued accounting guidance to improve the reporting of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. When a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period, the reclassification is required to be cross-referenced to other disclosures to provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. Management believes the adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.b.). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2012, the Company has changed its method of accounting for the costs associated with acquiring or renewing insurance contracts due to the retrospective adoption of FASB Accounting Standards Update No. 2010-26, “Accounting for Costs Associated With Originating or Renewing Service Contracts”.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

February 28, 2013

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

(Dollars in thousands, except per share data)

	December 31,
	2012	2011
		As Adjusted
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2012, $5,311,457; 2011, $4,984,389)	$5,962,232	$5,421,832
Equity securities, available for sale, at fair value (cost 2012, $52,396; 2011, $23,070)	53,503	26,774
Short-term and other investments	276,362	228,902

Total investments	6,292,097	5,677,508
Cash	15,181	7,452
Deferred policy acquisition costs	196,885	216,456
Goodwill	47,396	47,396
Other assets	217,886	212,593
Separate Account (variable annuity) assets	1,398,281	1,273,764

Total assets	$8,167,726	$7,435,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$3,257,758	$2,945,107
Interest-sensitive life contract liabilities	761,671	743,384
Unpaid claims and claim expenses	289,395	294,809
Future policy benefits	214,562	208,715
Unearned premiums	213,268	208,963

Total policy liabilities	4,736,654	4,400,978
Other policyholder funds	103,227	114,530
Other liabilities	445,952	352,800
Short-term debt	38,000	38,000
Long-term debt	199,809	199,744
Separate Account (variable annuity) liabilities	1,398,281	1,273,764

Total liabilities	6,921,923	6,379,816

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2012, 62,311,787; 2011, 61,803,462	62	62
Additional paid-in capital	383,135	373,384
Retained earnings	921,969	840,644
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	382,400	268,222
Net funded status of pension and other postretirement benefit obligations	(15,311)	(16,242)
Treasury stock, at cost, 2012, 22,943,925 shares; 2011, 22,028,030 shares	(426,452)	(410,717)

Total shareholders’ equity	1,245,803	1,055,353

Total liabilities and shareholders’ equity	$8,167,726	$7,435,169

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Revenues
Insurance premiums and contract charges earned	$670,527	$667,120	$672,678
Net investment income	306,003	288,311	272,054
Net realized investment gains	27,298	37,663	23,769
Other income	6,986	5,208	6,213

Total revenues	1,010,814	998,302	974,714

Benefits, losses and expenses
Benefits, claims and settlement expenses	448,250	502,434	474,833
Interest credited	163,565	154,910	146,723
Policy acquisition expenses amortized	79,519	83,398	77,347
Operating expenses	156,058	148,635	151,690
Interest expense	14,249	14,007	13,953

Total benefits, losses and expenses	861,641	903,384	864,546

Income before income taxes	149,173	94,918	110,168
Income tax expense	45,307	24,412	30,037

Net income	$103,866	$70,506	$80,131

Net income per share
Basic	$2.63	$1.77	$2.04

Diluted	$2.51	$1.70	$1.95

Weighted average number of shares and equivalent shares
Basic	39,513,540	39,865,815	39,349,656
Diluted	41,388,368	41,436,512	41,013,163

Net realized investment gains
Total other-than-temporary impairment losses on securities	$-	$(72)	$(7,255)
Portion of losses recognized in other comprehensive income	-	-	459

Net other-than-temporary impairment loss write-downs on securities recognized in earnings	-	(72)	(6,796)
Realized gains, net	27,298	37,735	30,565

Total	$27,298	$37,663	$23,769

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Comprehensive income
Net income	$103,866	$70,506	$80,131
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	114,178	156,954	85,200
Change in net funded status of pension and other postretirement benefit obligations	931	(3,087)	(1,612)

Other comprehensive income	115,109	153,867	83,588

Total	$218,975	$224,373	$163,719

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Common stock
Beginning balance	$62	$61	$61
Options exercised, 2012, 389,089 shares; 2011, 136,290 shares; 2010, 263,206 shares	-	1	-
Conversion of common stock units, 2012, 15,084 shares; 2011, 15,715 shares; 2010, 160,876 shares	-	-	-
Conversion of restricted stock units, 2012, 104,152 shares; 2011, 182,309 shares; 2010, 47,149 shares	-	-	-

Ending balance	62	62	61

Additional paid-in capital
Beginning balance	373,384	367,448	358,081
Options exercised and conversion of common stock units and restricted stock units	7,275	4,485	7,204
Share-based compensation expense	2,476	1,451	2,163

Ending balance	383,135	373,384	367,448

Retained earnings
Beginning balance	840,644	789,128	758,343
Cumulative effect of adoption of accounting principle, net of taxes	-	-	(35,058)
Net income	103,866	70,506	80,131
Cash dividends, 2012, $0.55 per share; 2011, $0.46 per share; 2010, $0.35 per share	(22,541)	(18,990)	(14,288)

Ending balance	921,969	840,644	789,128

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	251,980	98,113	10,723
Cumulative effect of adoption of accounting principle, net of taxes	-	-	3,802
Change in net unrealized gains on fixed maturities and equity securities	114,178	156,954	85,200
Change in net funded status of pension and other postretirement benefit obligations	931	(3,087)	(1,612)

Ending balance	367,089	251,980	98,113

Treasury stock, at cost
Beginning balance, 2012, 22,028,030 shares; 2011 and 2010, 21,813,196 shares	(410,717)	(407,663)	(407,663)
Acquisition of 915,895 shares in 2012; 214,834 shares in 2011; 0 shares in 2010	(15,735)	(3,054)	-

Ending balance, 2012, 22,943,925 shares; 2011, 22,028,030 shares; 2010, 21,813,196 shares	(426,452)	(410,717)	(407,663)

Shareholders’ equity at end of period	$1,245,803	$1,055,353	$847,087

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows - operating activities
Premiums collected	$662,729	$661,094	$668,582
Policyholder benefits paid	(484,144)	(549,888)	(496,339)
Policy acquisition and other operating expenses paid	(230,072)	(241,138)	(232,363)
Federal income taxes paid	(14,444)	(4,130)	(25,049)
Investment income collected	303,385	280,963	270,468
Interest expense paid	(13,948)	(13,515)	(13,605)
Contribution to defined benefit pension plan trust fund	(2,534)	(5,926)	(1,307)
Other	(18,124)	(11,581)	(12,633)

Net cash provided by operating activities	202,848	115,879	157,754

Cash flows - investing activities
Fixed maturities
Purchases	(1,448,219)	(1,356,092)	(1,711,091)
Sales	576,708	587,909	673,882
Maturities, paydowns, calls and redemptions	585,615	362,210	608,994
Purchase of other invested asset	(50,000)	-	-
Net cash provided by (used in) short-term and other investments	(18,902)	102,966	124,141

Net cash used in investing activities	(354,798)	(303,007)	(304,074)

Cash flows - financing activities
Dividends paid to shareholders	(22,541)	(18,990)	(14,288)
Acquisition of treasury stock	(15,735)	(2,047)	-
Exercise of stock options	5,421	2,127	4,167
Annuity contracts, variable and fixed
Deposits	417,600	433,896	395,469
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(220,803)	(219,415)	(244,673)
Life policy accounts
Deposits	1,881	2,078	2,060
Withdrawals and surrenders	(5,161)	(5,343)	(5,015)
Change in bank overdrafts	(983)	(3,654)	6,680

Net cash provided by financing activities	159,679	188,652	144,400

Net increase (decrease) in cash	7,729	1,524	(1,920)

Cash at beginning of period	7,452	5,928	7,848

Cash at end of period	$15,181	$7,452	$5,928

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

The subsidiaries of HMEC market and underwrite personal lines of property and casualty (primarily personal lines automobile and homeowners) insurance, retirement annuities (primarily tax-qualified products) and life insurance, primarily to K-12 teachers, administrators and other employees of public schools and their families. HMEC’s principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.

Reclassification and Retrospective Adoption

The Company has reclassified the presentation of certain prior period information to conform with the 2012 presentation and, as described in “Adopted Accounting Standards”, has retrospectively applied to prior periods new accounting guidance regarding deferred policy acquisition costs adopted January 1, 2012.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Investments

The Company invests primarily in fixed maturity securities (“fixed maturities”). This category includes primarily bonds and notes, but also includes redeemable preferred stocks. These securities are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on all securities available for sale, carried at fair value, is recorded as a separate component of accumulated other comprehensive income within shareholders’ equity, net of applicable deferred taxes and the related impact on deferred policy acquisition costs associated with interest-sensitive life and annuity contracts that would have occurred if the securities had been sold at their aggregate fair value and the proceeds reinvested at current yields.

Equity securities are classified as available for sale and carried at fair value. This category includes nonredeemable preferred stocks and common stocks.

Short-term and other investments are comprised of short-term fixed income securities, generally carried at cost which approximates fair value; policy loans, carried at unpaid principal balances; mortgage loans, carried at unpaid principal less a valuation allowance for estimated uncollectible amounts; and an other invested asset accounted for as an equity method investment.

The Company invests in fixed maturity securities and alternate investment funds that could qualify as variable interest entities, including corporate securities, mortgage-backed securities and asset-backed securities. The Company is not the primary beneficiary of these securities as the Company does not have the power to direct the activities that most significantly impact the entities’ performance.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Other-than-temporary Impairment of Investments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. Based on these facts, if (1) the Company has the intent to sell the fixed maturity security, (2) it is more likely than not the Company will be required to sell the fixed maturity security before the anticipated recovery of the amortized cost basis, or (3) management does not expect to recover the entire cost basis of the fixed maturity security, an other-than-temporary impairment is considered to have occurred. For equity securities, if (1) the Company does not have the ability and intent to hold the security for the recovery of cost or (2) recovery of cost is not expected within a reasonable period of time, an other-than-temporary impairment is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

If the Company has concerns regarding the viability of the issuer or its ability to service the specific security after this analysis, a cash flow analysis is prepared to determine if the present value of future cash flows has declined below the amortized cost of the fixed maturity security. This analysis to determine an estimate of ultimate recovery value is combined with the estimated timing to recovery and any other applicable cash flows that are expected. If a cash flow analysis estimate is not feasible, then the market’s view of cash flows implied by the period end fair value, market discount rates and effective yield are the primary factors used to estimate a recovery value.

Mortgage-Backed Securities Not Issued By the U.S. Government and Federally Sponsored Agencies

The Company uses an estimate of future cash flows expected to be collected to evaluate its mortgage-backed securities for other-than-temporary impairment. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. Information includes, but is not limited to, debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, FICO score, payment terms, level of documentation, property or residency type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy based on the collateral characteristics. Loss severity is a function of multiple factors including, but not limited to, the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Prepayment speeds, both actual and estimated, cost of capital rates and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are then estimated with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to estimate the cash flows associated with the residential or commercial mortgage-backed security held by the Company.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Municipal Bonds

The Company’s municipal bond portfolio consists primarily of special revenue bonds, which present unique considerations in evaluating other-than-temporary impairments, but also includes general obligation bonds. The Company evaluates special revenue bonds for other-than-temporary impairment based on guarantees associated with the repayment from revenues generated by the specified revenue-generating activity associated with the purpose of the bonds. Judgments regarding whether a municipal bond is other-than-temporarily impaired include analyzing the issuer’s financial condition and whether there has been a decline in the overall financial condition of the issuer or its ability to service the specific security. Security credit ratings are reviewed with emphasis on the economy, finances, debt and management of the municipal issuer. Certain securities may be guaranteed by the mono-line credit insurers or other forms of guarantee. While not relied upon in the initial security purchase decision, insurance benefits are considered in the assessments for other-than-temporary impairment, including the credit worthiness of the guarantor. Municipalities possess unique powers, along with a special legal standing and protections, that enable them to act quickly to restore budgetary balance and fiscal integrity. These powers include the sovereign power to tax, access to one-time revenue sources, capacity to issue or restructure debt, and ability to shift spending to other authorities. State governments often provide secondary support to local governments in times of financial stress and the federal government has provided assistance to state governments during recessions.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs asset by segment was as follows:

	December 31,
	2012	2011
		As Adjusted

Annuity	$125,437	$139,316
Life	46,798	54,234
Property and casualty	24,650	22,906

Total	$196,885	$216,456

Policy acquisition costs, consisting of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. Capitalized acquisition costs for interest-sensitive life contracts also are amortized over 20 years in proportion to estimated gross profits. For other individual life contracts, acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15, 20 or 30 years). For property and casualty policies, acquisition costs are amortized over the terms of the insurance policies (6 or 12 months).

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

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. For the years ended December 31, 2012, 2011 and 2010, the Company recorded the following adjustments to amortization expense as a result of evaluating actual experience and prospective assumptions:

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Increase (decrease) to amortization:
Annuity	$(3,836)	$2,466	$(2,042)
Life	751	1,159	353

Total	$(3,085)	$3,625	$(1,689)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Deferred policy acquisition costs (“DAC”) for interest-sensitive life and investment contracts are adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in accumulated other comprehensive income (net unrealized gains and losses on fixed maturities and equity securities) within shareholders’ equity.

DAC is reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the years ended December 31, 2012, 2011 and 2010.

Accounting guidance defines an internal replacement of an insurance or investment contract as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract. When modifications represent a substantial change compared to the replaced contract, the transaction is accounted for as an extinguishment of the replaced contract, and unamortized DAC and unearned revenue liabilities from the replaced contract are written off. For the years ended December 31, 2012, 2011 and 2010, internal replacements of traditional non-interest-sensitive life insurance contracts which represented substantial changes compared to the replaced contracts resulted in $137, $115 and $115 of additional DAC amortization for the respective years.

This accounting policy description reflects the adoption, effective January 1, 2012 with retrospective application, of accounting guidance that was issued to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. See also “Note 1 -- Summary of Significant Accounting Policies -- Adopted Accounting Standards -- Costs Associated with Acquiring or Renewing Insurance Contracts”.

Goodwill and Value of Acquired Insurance In Force

When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company.

Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as an operating segment or a business unit one level below an operating segment, if separate financial information is prepared and regularly reviewed by management at that level. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2012 and did not utilize the option to perform an initial assessment of qualitative factors. The first step of the Company’s analysis indicated that fair value exceeded carrying value for all reporting units other than the life unit. The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions include levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

For the life reporting unit, the Company determined that the reporting unit’s fair value was less than its carrying value, primarily driven by unrealized investment gains combined with a decrease in anticipated net investment income assuming an extended low interest rate environment. Accordingly, recoverability was evaluated assuming fair value was allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. In the second step, the implied fair value of the life reporting unit’s goodwill was determined in the same manner as goodwill is measured in a business combination (i.e., by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount attributed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill. The implied fair value for the life reporting unit’s goodwill was greater than its carrying value; therefore, goodwill was not impaired and no write-down was required. However, the implied fair value exceeded carrying value for the life reporting unit by a limited margin, which indicates a greater risk of future impairment for this reporting unit’s goodwill.

As part of the Company’s December 31, 2012 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to several factors, most notably market sentiment, trading volume and transaction premium. The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances. Management believes the Company’s continued depressed market capitalization is largely the result of current global financial market conditions and is similar to companies within the annuity and life insurance sector. There were no other events or material changes in circumstances during 2012 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Any amount of goodwill determined to be impaired will be recorded as an expense in the period in which the impairment determination is made. During each year from 2010 through 2012, the Company completed the required annual testing; no impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.

The Company’s value of acquired insurance in force was an intangible asset with a definite life, was quantified for each of the Company’s operating segments and was amortized over the useful lives identified for each segment. The value of acquired insurance in force related to all segments was fully amortized prior to December 31, 2009.

The accumulated amortization of intangible assets -- value of acquired insurance in force and, prior to January 1, 2002, goodwill -- as of both December 31, 2012 and 2011 was $185,276.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation, which is calculated on the straight-line method based on the estimated useful lives of the assets. The estimated life for real estate is identified by specific property and ranges from 20 to 45 years. The estimated useful lives of leasehold improvements and other property and equipment, including capitalized software, generally range from 2 to 10 years. The following amounts are included in Other Assets in the Consolidated Balance Sheets as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Property and equipment	$108,502	$112,438
Less: accumulated depreciation	71,508	72,738

Total	$36,994	$39,700

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

Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method including assumptions as to investment yields, mortality, persistency, expenses and other assumptions based on the Company’s experience, including a provision for adverse deviation. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. If experience is less favorable than the assumptions, additional liabilities may be established, resulting in a charge to income for that period. At December 31, 2012, reserve investment yield assumptions ranged from 4% to 8%.

Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. The liability also includes provisions for the unearned portion of certain policy charges.

A guaranteed minimum death benefit (“GMDB”) generally provides an additional benefit if the contractholder dies and the variable annuity contract value is less than a contractually defined amount. The Company has estimated and recorded a GMDB reserve on variable annuity contracts in accordance with accounting guidance. Contractually defined amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected by the contractholder. The Company regularly monitors the GMDB reserve considering fluctuations in the financial market. The Company has a relatively low exposure to GMDB risk as shown below.

	December 31,
	2012	2011
GMDB reserve	$392	$583
Aggregate in-the-money death benefits under the GMDB provision	41,990	53,670
Variable annuity contract value distribution based on GMDB feature:
No guarantee	31%	30%
Return of premium guarantee	63%	64%
Guarantee of premium roll-up at an annual rate of 3% or 5%	6%	6%

Total	100%	100%

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

The Company recognizes compensation cost for share-based compensation plans based on the fair value at the grant dates. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $2,476, $1,451 and $2,163, respectively, in expense as a result of the vesting of stock options during the respective periods.

In 2012, 2011 and 2010, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for options granted in each year. The fair value of options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted-average assumptions shown in the following table.

	Year Ended December 31,
	2012	2011	2010
Number of options granted	296,188	313,000	361,456
Weighted average grant date fair value of options granted	$6.02	$6.20	$5.80
Weighted average assumptions:
Risk-free interest rate	1.0%	2.2%	2.7%
Expected dividend yield	2.2%	2.2%	2.2%
Expected life, in years	5.8	5.8	5.9
Expected volatility (based on historical volatility)	45.1%	45.0%	51.5%

The weighted average fair value of nonvested options outstanding on December 31, 2012 was $5.60. Total unrecognized compensation expense relating to the nonvested options outstanding as of December 31, 2012 was approximately $2,266. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2013 through 2016. Expense is reflected on a straight-line basis over the vesting period for the entire award.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Income Taxes

The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2012, 2011 and 2010 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company’s assets and liabilities, determined on a tax return versus financial statement basis.

Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the net funded status of pension and other postretirement benefit obligations with the changes for each period included in the respective components of accumulated other comprehensive income (loss) within shareholders’ equity.

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

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Basic - assumes no dilution:
Net income for the period	$103,866	$70,506	$80,131

Weighted average number of common shares outstanding during the period (in thousands)	39,514	39,866	39,350

Net income per share – basic	$2.63	$1.77	$2.04

Diluted - assumes full dilution:
Net income for the period	$103,866	$70,506	$80,131

Weighted average number of common shares outstanding during the period (in thousands)	39,514	39,866	39,350
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	222	206	255
Common stock units related to deferred compensation for Directors	112	114	107
Common stock units related to deferred compensation for Employees	116	115	195
Restricted common stock units related to incentive compensation	1,424	1,136	1,106

Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	41,388	41,437	41,013

Net income per share – diluted	$2.51	$1.70	$1.95

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Options to purchase 221,771 shares of common stock at $17.71 to $20.23 per share were granted in 2005 through 2012 but were not included in the computation of 2012 diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during 2012. The options, which expire in 2013 through 2019, were still outstanding at December 31, 2012.

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

The components of comprehensive income were as follows:

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted

Net income	$103,866	$70,506	$80,131

Other comprehensive income (loss):
Change in net unrealized gains and losses on fixed maturities and equity securities
Net unrealized holding gains and losses on fixed maturities and equity securities arising during the period	204,460	281,202	153,743
Less: reclassification adjustment for net gains included in income before income tax	27,298	37,663	21,576

Total, before tax expense	177,162	243,539	132,167
Income tax expense	62,984	86,585	46,967

Total, net of tax	114,178	156,954	85,200

Change in net funded status of pension and other postretirement benefit obligations
Before tax	1,276	(4,801)	(2,464)
Income tax expense (benefit)	345	(1,714)	(852)

Total, net of tax	931	(3,087)	(1,612)

Total comprehensive income	$218,975	$224,373	$163,719

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

As a result of the adopted accounting change, net income (loss) per share (basic and diluted) did not change. Other financial statement amounts previously reported were revised as shown below:

	As of December 31, 2011			As of December 31, 2010
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
Deferred policy acquisition costs	$265,041	$216,456	$(48,585)	$272,825	$222,177	$(50,648)
Total assets	7,483,737	7,435,169	(48,568)	6,996,300	6,945,662	(50,638)
Other liabilities	369,800	352,800	(17,000)	304,977	287,252	(17,725)
Total liabilities	6,396,811	6,379,816	(16,995)	6,116,293	6,098,575	(17,718)
Retained earnings	875,069	840,644	(34,425)	823,579	789,128	(34,451)
Net unrealized gains and losses on fixed maturities and equity securities	265,370	268,222	2,852	109,737	111,268	1,531
Total shareholders’ equity	1,086,926	1,055,353	(31,573)	880,007	847,087	(32,920)

	Year ended December 31, 2011			Year ended December 31, 2010
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
Total revenues	$998,300	$998,302	$2	$974,711	$974,714	$3
Policy acquisition expenses amortized	92,128	83,398	(8,730)	85,056	77,347	(7,709)
Operating expenses	139,936	148,635	8,699	142,852	151,690	8,838
Total benefits, losses and expenses	903,422	903,384	(38)	863,420	864,546	1,126
Income before income taxes	94,878	94,918	40	111,291	110,168	(1,123)
Income tax expense	24,398	24,412	14	30,429	30,037	(392)
Net income	70,480	70,506	26	80,862	80,131	(731)

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Comprehensive Income

Effective January 1, 2012, the Company adopted accounting guidance which was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements with the Statement of Comprehensive Income following the Statement of Operations. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company. The Company had historically reported a Statement of Comprehensive Income which directly followed the Statement of Operations resulting in no changes to disclosures as a result of adopting this accounting guidance. In December 2011, accounting guidance was issued that deferred the disclosures related to the presentation of reclassifications of items out of accumulated other comprehensive income. In February 2013, accounting guidance was issued finalizing the disclosure requirements related to these reclassification adjustments and the guidance will be adopted prospectively for the Company’s interim and annual financial statements for the year ended December 31, 2013.

Fair Value Measurements

Effective January 1, 2012, the Company adopted accounting guidance which revised the wording used (1) to describe the requirements for measuring fair value and (2) for disclosing information about fair value measurements. The guidance is largely consistent with existing fair value measurement principles. For many of the requirements, the Financial Accounting Standards Board (“FASB”) did not intend for the amendments to result in a change in the application of the existing requirements. Generally, the amendments clarified the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Certain disclosures in the Company’s Notes to Consolidated Financial Statements have been expanded to address additional information required by this guidance. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

NOTE 2 - Investments

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2012	2011	2010

Fixed maturities	$297,042	$285,782	$266,894
Equity securities	2,814	1,685	4,070
Short-term and other investments	8,109	7,891	8,588
Other invested asset	5,892	-	-

Total investment income	313,857	295,358	279,552
Investment expenses	(7,854)	(7,047)	(7,498)

Net investment income	$306,003	$288,311	$272,054

Realized Investment Gains (Losses)

Realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2012	2011	2010
Fixed maturities	$23,218	$37,466	$21,796
Equity securities	4,080	197	(220)
Short-term and other investments	-	-	2,193

Realized investment gains	$27,298	$37,663	$23,769

The Company, from time to time, sells invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to issuer-specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company’s investment strategy.

For the year ended December 31, 2012, the Company’s net realized investment gains of $27,298 included $39,941 of gross gains realized on security sales and calls partially offset by $12,643 of realized losses on securities that were disposed of during 2012. There were no other-than-temporary impairment write-downs on securities in the current period.

NOTE 2 - Investments-(Continued)

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

NOTE 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

At December 31, 2012, the combined gross unrealized loss in the fixed maturities and equity securities portfolios was $11,180 (199 positions, the fair value of which represented 5.3% of total fixed maturities and equity securities fair value). The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at December 31, 2012 and 2011, respectively. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2012 -- which was driven largely by spread widening, financial market illiquidity, market volatility and changes in interest rates from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at December 31, 2012.

	12 months or less		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2012
Fixed maturity securities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$11,006	$124	$50	$1	$11,056	$125
Other	9,944	135	-	-	9,944	135
Municipal bonds	108,578	2,605	3,990	43	112,568	2,648
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	56,481	875	26,725	4,075	83,206	4,950
Other mortgage-backed securities	58,218	621	25,014	1,411	83,232	2,032

Total fixed maturity securities	244,227	4,360	55,779	5,530	300,006	9,890
Equity securities (1)	19,344	1,288	9	2	19,353	1,290

Combined totals	$263,571	$5,648	$55,788	$5,532	$319,359	$11,180

Number of positions with a gross unrealized loss	156		43		199
Fair value as a percentage of total fixed maturities and equity securities fair value	4.4%		0.9%		5.3%

December 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$3,519	$133	$1,511	$11	$5,030	$144
Other	-	-	-	-	-	-
Municipal bonds	24,047	270	19,309	750	43,356	1,020
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	273,209	9,752	26,977	6,346	300,186	16,098
Other mortgage-backed securities	115,986	3,222	36,944	12,569	152,930	15,791

Total fixed maturity securities	416,761	13,377	84,741	19,676	501,502	33,053
Equity securities (1)	-	-	4,865	326	4,865	326

Combined totals	$416,761	$13,377	$89,606	$20,002	$506,367	$33,379

Number of positions with a gross unrealized loss	159		44		203
Fair value as a percentage of total fixed maturities and equity securities fair value	7.7%		1.6%		9.3%

(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

NOTE 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 74% of the gross unrealized loss as of December 31, 2012. The largest single unrealized loss was $2,505 on a floating-rate corporate bond rated BBB issued by a large U.S. financial institution, which was purchased in 2007. The fixed maturities and equity securities portfolio included 43 securities that have been in an unrealized loss position for greater than 12 months, with an unrealized loss totaling $5,532. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Compared to December 31, 2011, the 2012 improvement in unrealized investment gains and losses was due to slightly lower yields on U.S. Treasury securities and narrowing credit spreads across virtually all asset classes, the combination of which resulted in an increase in net unrealized gains for the Company’s holdings of corporate securities, municipal securities, commercial and residential mortgage-backed securities and asset-backed securities. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of December 31, 2012 and 2011 were as follows:

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost or Cost	Gains	Losses	Value	AOCI (2)
December 31, 2012
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1):
Mortgage-backed securities	$547,040	$72,644	$125	$619,559	$-
Other, including
U.S. Treasury securities	371,706	37,857	135	409,428	-
Municipal bonds	1,402,424	186,261	2,648	1,586,037	-
Foreign government bonds	48,476	9,393	-	57,869	-
Corporate bonds	2,258,554	313,430	4,950	2,567,034	-
Other mortgage-backed securities	683,257	41,080	2,032	722,305	3,214

Totals	$5,311,457	$660,665	$9,890	$5,962,232	$3,214

Equity securities	$52,396	$2,397	$1,290	$53,503	$-

December 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1):
Mortgage-backed securities	$532,554	$71,402	$144	$603,812	$-
Other, including
U.S. Treasury securities	560,036	43,705	-	603,741	-
Municipal bonds	1,291,281	122,857	1,020	1,413,118	-
Foreign government bonds	44,529	5,095	-	49,624	-
Corporate bonds	1,967,229	205,413	16,098	2,156,544	-
Other mortgage-backed securities	588,760	22,024	15,791	594,993	2,136

Totals	$4,984,389	$470,496	$33,053	$5,421,832	$2,136

Equity securities	$23,070	$4,030	$326	$26,774	$-

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $375,111 and $547,521; Federal Home Loan Mortgage Corporation (“FHLMC”) of $418,174 and $374,361; and Government National Mortgage Association (“GNMA”) of $136,998 and $124,515 as of December 31, 2012 and 2011, respectively.

(2)

Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance. Amounts also include unrealized gains/(losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

NOTE 2 - Investments-(Continued)

The Company’s investment portfolio includes no free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of December 31, 2012 and 2011 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Year Ended December 31,
	2012	2011
Cumulative credit loss (1)
Beginning of period	$3,957	$4,518
New credit losses	-	-
Losses related to securities sold or paid down during the period	(1,080)	(561)

End of period	$2,877	$3,957

(1)

The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

Maturities/Sales of Fixed Maturities and Equity Securities

The following table presents the distribution of the Company’s fixed maturities portfolio as of December 31, 2012 by estimated expected maturity. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. For structured securities, including mortgage-backed securities and other asset-backed securities, estimated expected maturities consider broker dealer survey prepayment assumptions and are verified for consistency with the interest rate and economic environments.

	December 31, 2012
			Percent of
	Amortized	Fair	Total Fair
	Cost	Value	Value
Estimated expected maturity:
Due in 1 year or less	$228,109	$256,057	4.3%
Due after 1 year through 5 years	1,104,146	1,239,429	20.8
Due after 5 years through 10 years	2,037,645	2,287,304	38.4
Due after 10 years through 20 years	993,533	1,115,264	18.7
Due after 20 years	948,024	1,064,178	17.8

Total	$5,311,457	$5,962,232	100.0%

Average option-adjusted duration, in years	6.3

NOTE 2 - Investments-(Continued)

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were:

	Year Ended December 31,
	2012	2011	2010
Fixed maturity securities
Proceeds received	$576,708	$587,909	$673,882
Gross gains realized	32,532	39,463	39,939
Gross losses realized	(11,971)	(2,047)	(18,495)

Equity securities
Proceeds received	$6,057	$1,078	$35,499
Gross gains realized	231	247	1,520
Gross losses realized	(438)	-	(1,801)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Year Ended December 31,
	2012	2011	2010
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$284,338	$118,498	$24,599
Change in unrealized investment gains and losses	153,758	190,193	108,066
Reclassification of net realized investment (gains) losses to net income	(15,092)	(24,353)	(14,167)

End of period	$423,004	$284,338	$118,498

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$2,408	$2,139	$(1,189)
Change in unrealized investment gains and losses	964	397	3,185
Reclassification of net realized investment (gains) losses to net income	(2,652)	(128)	143

End of period	$720	$2,408	$2,139

Securities Lending

The Company has a program in place whereby it may loan fixed income securities to third parties, primarily major brokerage firms; however, the Company’s securities lending program was suspended as of December 31, 2012. During the years ended and as of December 31, 2012 and 2011, there were no fixed income securities on loan.

Investment in Entities Exceeding 10% of Shareholders’ Equity

At December 31, 2012 and 2011, there were no investments which exceeded 10% of total shareholders’ equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

NOTE 2 - Investments-(Continued)

Deposits

At December 31, 2012 and 2011, securities with a fair value of $18,565 and $18,779, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

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

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, certain discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation and for which the significant inputs are unobservable. This category generally includes certain private debt and equity investments.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

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

Investments

For fixed maturity securities, each month the Company obtains fair value prices from its investment managers and custodian bank. Fair values for the Company’s fixed maturity securities are based primarily on prices provided by its investment managers as well as its custodian bank for certain securities. The prices from the custodian bank are compared to prices from the investment managers. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, ratings designations, sector groupings, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The market inputs utilized in the evaluation measures and adjustments include: benchmark yield curves, reported trades, broker/dealer quotes, ratings and corresponding issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the market sector and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure (1) the values received are reasonable and accurately recorded, (2) the data inputs and valuation techniques utilized are appropriate and consistently applied, and (3) the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 88% and 91% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2012 and 2011, respectively. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2. There were no significant changes to the valuation process during 2012.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in 2012.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

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

Separate Account (Variable Annuity) Assets

Separate Account (variable annuity) assets are carried at fair value and represent variable annuity contractholder funds invested in various mutual funds. Fair values of these assets are based primarily on market quotations of the underlying securities. Investment performance related to these assets is fully offset by corresponding amounts credited to contractholders with the liability reflected within Separate Account (variable annuity) liabilities. Separate Account liabilities are equal to the estimated fair value of Separate Account assets.

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

Short-term Debt

Short-term debt is carried at amortized cost, which management believes is a reasonable estimate of fair value due to the liquidity and short duration of these variable rate instruments.

Long-term Debt

The Company carries long-term debt at amortized cost. The fair value of long-term debt is estimated based on unadjusted quoted market prices of identical publicly traded issues.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis as of December 31, 2012 and 2011. At December 31, 2012, Level 3 invested assets comprised approximately 2% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at Reporting Date Using
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2012
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$619,559	$619,559	$-	$619,559	$-
Other, including
U.S. Treasury securities	409,428	409,428	18,594	390,834	-
Municipal bonds	1,586,037	1,586,037	-	1,573,762	12,275
Foreign government bonds	57,869	57,869	-	57,869	-
Corporate bonds	2,567,034	2,567,034	11,934	2,469,378	85,722
Other mortgage-backed securities	722,305	722,305	-	689,133	33,172

Total fixed maturities	5,962,232	5,962,232	30,528	5,800,535	131,169
Equity securities	53,503	53,503	43,704	9,459	340
Short-term investments	87,561	87,561	87,561	-	-

Totals	6,103,296	6,103,296	161,793	5,809,994	131,509
Separate Account
(variable annuity) assets (1)	1,398,281	1,398,281	-	1,398,281	-
Financial Liabilities	-	-	-	-	-

December 31, 2011
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$603,812	$603,812	$-	$603,812	$-
Other, including
U.S. Treasury securities	603,741	603,741	64,444	539,297	-
Municipal bonds	1,413,118	1,413,118	-	1,413,118	-
Foreign government bonds	49,624	49,624	-	49,624	-
Corporate bonds	2,156,544	2,156,544	25,486	2,042,802	88,256
Other mortgage-backed securities	594,993	594,993	-	590,461	4,532

Total fixed maturities	5,421,832	5,421,832	89,930	5,239,114	92,788
Equity securities	26,774	26,774	9,036	17,353	385
Short-term investments	100,442	100,442	97,929	2,513	-

Totals	5,549,048	5,549,048	196,895	5,258,980	93,173
Separate Account
(variable annuity) assets (1)	1,273,764	1,273,764	-	1,273,764	-
Financial Liabilities	-	-	-	-	-

(1)	Separate Account (variable annuity) liabilities are set equal to Separate Account (variable annuity) assets.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the year ended December 31, 2012. The following tables present reconciliations for the years ended December 31, 2012 and 2011 for all Level 3 assets measured at fair value on a recurring basis.

	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2012	$-	$88,256	$4,532	$92,788	$385	$93,173
Transfers into Level 3 (1)	12,297	47,799	29,548	89,644	-	89,644
Transfers out of Level 3 (1)	-	(50,707)	-	(50,707)	-	(50,707)
Total gains or losses
Net realized gains (losses) included in net income	-	-	(2)	(2)	-	(2)
Net unrealized gains (losses) included in other comprehensive income	(22)	1,013	200	1,191	(45)	1,146
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	-	-	-	-	-
Paydowns, maturities and distributions	-	(639)	(1,106)	(1,745)	-	(1,745)

Ending balance, December 31, 2012	$12,275	$85,722	$33,172	$131,169	$340	$131,509

Beginning balance, January 1, 2011	$-	$45,244	$945	$46,189	$396	$46,585
Transfers into Level 3 (1)	-	53,617	3,872	57,489	-	57,489
Transfers out of Level 3 (1)	-	(13,725)	-	(13,725)	-	(13,725)
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	-	4,036	85	4,121	(11)	4,110
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	-	-	-	-	-
Paydowns, maturities and distributions	-	(916)	(370)	(1,286)	-	(1,286)

Ending balance, December 31, 2011	$-	$88,256	$4,532	$92,788	$385	$93,173

(1)

Transfers into and out of Level 3 during the years ended December 31, 2012 and 2011 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as of the ending date of the reporting period.

At December 31, 2012 and 2011, there were no net realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held.

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial instruments classified as Level 3 are subject to the control processes as previously described in this note for “Investments”. Generally, valuation for fixed maturity securities include matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified as Level 2, as well as independent non-binding broker quotations. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use the same valuation techniques and significant unobservable inputs as fixed maturities. The fair value of the other investments above is based on the net asset values.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The sensitivity of the estimated fair values to changes in the significant unobservable inputs for fixed maturities and equity securities included in Level 3 generally relate to interest rate spreads, illiquidity premiums and default rates. Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in illiquidity premiums in isolation will result in substantially lower (higher) valuations. Significant increases (decreases) in expected default rates in isolation will result in substantially lower (higher) valuations.

Financial Instruments Disclosed, But Not Carried, at Fair Value

The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. The following table presents the carrying value, fair value and fair value hierarchy of these financial assets and financial liabilities at December 31, 2012 and 2011.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2012
Financial Assets
Investments
Other investments	$134,985	$135,121	$-	$-	$135,121
Financial Liabilities
Fixed annuity contract liabilities	3,257,758	3,070,111	-	-	3,070,111
Policyholder account balances on interest-sensitive life contracts	79,017	78,519	-	-	78,519
Other policyholder funds	103,227	103,227	-	-	103,227
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,809	219,319	219,319	-	-

December 31, 2011
Financial Assets
Investments
Other investments	$128,460	$132,522	$-	$-	$132,522
Financial Liabilities
Fixed annuity contract liabilities	2,945,107	2,699,295	-	-	2,699,295
Policyholder account balances on interest-sensitive life contracts	79,305	76,370	-	-	76,370
Other policyholder funds	114,530	114,530	-	-	114,530
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,744	214,218	214,218	-	-

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses

The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Property and casualty segment
Gross reserves, beginning of year (1)	$281,080	$301,622	$300,975
Less reinsurance recoverables	11,463	12,225	15,769

Net reserves, beginning of year (2)	269,617	289,397	285,206

Incurred claims and claim expenses:
Claims occurring in the current year	406,605	452,827	438,784
Decrease in estimated reserves for claims occurring in prior years (3)	(17,175)	(10,310)	(20,530)

Total claims and claim expenses incurred (4)	389,430	442,517	418,254

Claims and claim expense payments for claims occurring during:
Current year	271,286	314,759	281,270
Prior years	126,924	147,539	132,793

Total claims and claim expense payments	398,210	462,298	414,063

Net reserves, end of year (2)	260,837	269,617	289,397
Plus reinsurance recoverables	13,705	11,463	12,225

Gross reserves, end of year (1)	$274,542	$281,080	$301,622

(1)

Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for the life and annuity segments of $14,853, $13,729, $14,073 and $11,763 as of December 31, 2012, 2011, 2010 and 2009, respectively, in addition to property and casualty segment reserves.

(2)	Reserves net of anticipated reinsurance recoverables.
(3)

Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2012, 2011 and 2010.

(4)

Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for the life and annuity segments of $58,820, $59,917 and $56,579 for the years ended December 31, 2012, 2011* and 2010*, respectively, in addition to the property and casualty segment amounts. *As adjusted.

Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company’s ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims (“case reserves”), claims incurred but not yet reported (“IBNR”) and associated settlement expenses (together, “loss reserves”). The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions, public attitudes and medical costs.

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

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, the use of third-party adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, given the relatively large proportion (approximately 70% as of December 31, 2012) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as reestimates. The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year or a calendar year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claim occurred. A calendar year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. For estimating short-tail coverage reserves (e.g. homeowners and automobile physical damage), which comprise approximately 20% of the Company’s total loss reserves as of December 31, 2012, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (primarily related to automobile liability), which comprise approximately 80% of the Company’s total loss reserves as of December 31, 2012, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6% of reserves, which equates to plus or minus approximately $10,000 of net income as of December 31, 2012. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Net favorable development of total reserves for property and casualty claims occurring in prior years was $17,175 in 2012, primarily the result of favorable frequency and severity trends in voluntary automobile loss and claim settlement expense emergence for accident years 2011 and prior. In 2011, net favorable development of total reserves for property and casualty claims occurring in prior years was $10,310, primarily the result of favorable frequency and severity trends in voluntary automobile loss and claim settlement expense emergence for accident years 2009 and prior, as well as favorable development of homeowners loss reserves for accident years 2010 and prior. In 2010, net favorable development of total reserves for property and casualty claims occurring in prior years was $20,530, primarily the result of favorable frequency and severity trends in voluntary automobile loss and claim settlement expense emergence for accident years 2008 and prior.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at December 31 of each year, supplemented by other analyses throughout the year. The result of the independent actuarial study at December 31, 2012 was consistent with management’s analyses and selected estimates and did not result in any adjustments to the Company’s recorded property and casualty reserves.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at both December 31, 2012 and 2011 the Company recorded property and casualty reserves toward the higher end (upper quartile) of a reasonable range of reserve estimates.

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

NOTE 5 - Debt

Indebtedness and scheduled maturities as of December 31, 2012 and 2011 consisted of the following:

	Effective Interest Rates	Final Maturity	December 31,
			2012	2011
Short-term debt:
Bank Credit Facility	Variable	2015	$ 38,000	$ 38,000
Long-term debt:
6.05% Senior Notes, Face amount of $75,000 less unaccrued discount of $65 and $92	6.1%	2015	74,935	74,908
6.85% Senior Notes, Face amount of $125,000 less unaccrued discount of $126 and $164	6.9%	2016	124,874	124,836
Total			$237,809	$237,744

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

On October 7, 2011, HMEC entered into a Bank Credit Agreement (the “Bank Credit Facility”) that replaced a previous bank credit agreement which was scheduled to expire on December 19, 2011. On October 7, 2011, there was no change to HMEC’s short-term debt balance. HMEC borrowed $38,000 under the Bank Credit Facility and used the proceeds to repay the $38,000 balance outstanding under the previous bank credit agreement.

The Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, provides for unsecured borrowings of up to $150,000 and expires on October 6, 2015. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.56%, as of December 31, 2012). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2012.

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

From December 7, 2011 through December 31, 2011, the Company repurchased 154,708 shares of its common stock, or 0.4% of the outstanding shares on December 31, 2010, at an aggregate cost of $2,047, or an average price of $13.21 per share, under this share repurchase program. During 2012, the Company repurchased 915,895 shares of its common stock, or 2.3% of the outstanding shares on December 31, 2011, at an aggregate cost of $15,735, or an average price of $17.16 per share, under this share repurchase program. In total and through December 31, 2012, 1,070,603 shares have been repurchased under the $50,000 program at an average price of $16.59 per share. The repurchase of shares was financed through use of cash. As of December 31, 2012, $32,239 remained authorized for future share repurchases.

In accordance with the terms of the Company’s incentive compensation plans, in 2011 HMEC received 60,126 shares of its common stock in connection with the conversion of restricted stock units. The shares were received in satisfaction of withholding taxes due on the distributions.

At December 31, 2012, the Company held 22,943,925 shares in treasury.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2012 and 2011.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

2010 Comprehensive Executive Compensation Plan

In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the “Comprehensive Plan”). The Comprehensive Plan is a consolidation of the HMEC Amended and Restated 2002 Incentive Compensation Plan, the Amended and Restated HMEC Deferred Equity Compensation Plan for Directors and the Amended and Restated HMEC Deferred Compensation Plan for Employees (collectively, the “Preexisting Plans”). Previously, shareholders had approved and authorized 9,000,000 shares of common stock under prior incentive compensation plans and 600,000 shares of common stock under directors deferred compensation plans. Authorized shares that remained available for issuance under the Preexisting Plans were authorized and made available under the Comprehensive Plan, but no additional shares were reserved under the Comprehensive Plan at that time. In 2012, the shareholders of HMEC approved an increase of 2,200,000 in the number of shares of common stock reserved for issuance under the Comprehensive Plan. Shareholders also approved the implementation of a fungible share pool under which grants of full value shares will count against the share limit as two and one half shares for every share subject to a full value award. As of December 31, 2012, approximately 3.3 million shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.

As further described in the paragraphs below, stock units and stock options under the Comprehensive Plan which were outstanding as of December 31, 2012, 2011 and 2010 were as follows:

	December 31,
	2012	2011	2010

Common stock units related to deferred compensation for Directors	111,928	113,502	106,845
Common stock units related to deferred compensation for employees	116,174	115,087	195,088
Stock options	1,882,939	2,600,583	2,773,115
Restricted common stock units related to incentive compensation	1,423,611	1,135,840	1,106,166

Total	3,534,652	3,965,012	4,181,214

Director Common Stock Units

Deferred compensation of directors is in the form of common stock units, which represent an equal number of common shares to be issued in the future. The outstanding units of directors serving on the Board accrue dividends at the same rate as dividends paid to HMEC’s shareholders; outstanding units of retired directors do not accrue dividends. These dividends are reinvested into additional common stock units.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

Employee Common Stock Units

Deferred compensation of employees is in the form of common stock units, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2012, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional common stock units.

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

Changes in outstanding options were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable

December 31, 2011	$15.13	$6.91-$21.64	2,600,583	1,873,149

Granted	$17.34	$17.32-$18.20	296,188	-
Vested	$13.81	$6.91-$17.71	-	302,386
Exercised	$11.77	$6.91-$19.16	(389,089)	(389,089)
Forfeited	$17.01	$13.83-$20.80	(42,193)	(42,193)
Expired	$19.67	$18.76-$21.64	(582,550)	(582,550)

December 31, 2012	$14.73	$6.91-$20.23	1,882,939	1,161,703

For options outstanding as of December 31, 2012, information segregated by ranges of exercise prices was as follows:

		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term
	$6.91-$ 9.04	415,346	$7.95	3.1 years	338,572	$8.19	3.0 years
	$13.83-$16.81	687,185	$15.14	3.0 years	538,409	$15.44	2.7 years
	$17.01-$20.23	780,408	$17.97	4.5 years	284,722	$19.31	2.2 years

Total	$6.91-$20.23	1,882,939	$14.73	3.6 years	1,161,703	$14.28	2.7 years

The weighted average exercise prices of vested and exercisable options as of December 31, 2011 and 2010 were $15.57 and $17.03, respectively.

As of December 31, 2012, based on a closing stock price of $19.96 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $6,656 and $9,906, respectively.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

Restricted Common Stock Units

Restricted common stock units may be granted to executive officers, other employees and directors and represent an equal number of common shares to be issued in the future. The restricted common stock units vest in installments based on service or attainment of performance criteria generally beginning in the first year from the date of grant and generally become fully vested 1 to 5 years from the date of grant. On the date of grant, the fair value of restricted common stock units is equal to the market price of HMEC’s common stock on that date. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional restricted common stock units.

Changes in outstanding restricted common stock units were as follows:

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit

December 31, 2011	1,135,840	$14.07	189,228	$15.35

Granted (1)	460,178	$18.17	-	-
Vested	-	-	264,272	$9.42
Forfeited	(30,314)	$12.29	-	-
Distributed (2)	(142,093)	$9.15	(142,093)	$9.15

December 31, 2012	1,423,611	$15.93	311,407	$13.15

(1)	Includes dividends reinvested into additional restricted common stock units.
(2)	Includes distributed units which were utilized to satisfy withholding taxes due on the distribution.

NOTE 7 - Income Taxes

The income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
		As Adjusted
Income tax (asset) liability
Current	$4,575	$(5,857)
Deferred	286,726	204,421

NOTE 7 - Income Taxes-(Continued)

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying value of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that gave rise to the deferred tax balances as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
		As Adjusted
Deferred tax assets
Unearned premium reserve reduction	$ 14,952	$ 14,336
Compensation accruals	13,592	8,304
Other comprehensive income – net funded status of pension and other postretirement benefit obligations	8,352	8,798
Discounting of unpaid claims and claim expenses tax reserves	4,825	5,388
Postretirement benefits other than pensions	2,333	2,743
Impaired securities	1,268	5,410
Unutilized net operating loss carryforward	-	8,394
Total gross deferred tax assets	45,322	53,373
Deferred tax liabilities
Other comprehensive income – net unrealized gains on fixed maturities and equity securities	228,159	155,941
Deferred policy acquisition costs	62,411	66,820
Life insurance future policy benefit reserve	18,620	15,704
Investment related adjustments	15,375	13,984
Intangible assets	4,262	4,262
Other, net	3,221	1,083
Total gross deferred tax liabilities	332,048	257,794
Net deferred tax liability	$286,726	$204,421

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax-planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more-likely-than-not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2012 and 2011.

At December 31, 2012, the Company did not have any loss carryforwards or credits.

The components of income tax expense were as follows:

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted

Current	$26,331	$18,211	$13,609
Deferred	18,976	6,201	16,428

Total income tax expense	$45,307	$24,412	$30,037

NOTE 7 - Income Taxes-(Continued)

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted

Expected federal tax on income	$52,210	$33,221	$38,560
Add (deduct) tax effects of:
Tax-exempt interest	(6,836)	(7,072)	(7,034)
Dividend received deduction	(2,132)	(2,010)	(1,660)
Resolution of contingent tax liabilities	-	-	(1,429)
Other, net	2,065	273	1,600
Income tax expense provided on income	$45,307	$24,412	$30,037

The Company’s federal income tax returns for years prior to 2007 are no longer subject to examination by the Internal Revenue Service (“IRS”). In 2011, the IRS completed an examination of the federal returns through 2009 resulting in additional tax expense of $22.

In 2010, the IRS published guidance regarding Separate Account (variable annuity) dividend received deductions for life insurance companies in which they advised (1) they would concede appeals related to the issue and not raise the issue on audit unless the taxpayer changed its methodology for computing the deduction, and (2) any changes in law regarding this deduction would be effective prospectively. As a result, the Company believed this issue was no longer an uncertain tax position and recorded a reduction of $1,429 in the uncertain tax position liability related to the separate account dividend received deduction in 2010.

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

HMEC and its subsidiaries file a consolidated federal income tax return. The federal income tax sharing agreement between HMEC and its subsidiaries, as approved by the Board of Directors, provides that tax on income is charged to each subsidiary as if it were filing a separate tax return with the limitation that each subsidiary will receive the benefit of any losses or tax credits to the extent utilized in the consolidated tax return. Intercompany balances are settled quarterly with a final settlement after filing the consolidated federal income tax return with the IRS.

NOTE 7 - Income Taxes-(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2012	2011

Balance as of the beginning of the year	$ -	$ 38
Additions based on tax positions related to the current year	-	-
Settlements in tax positions for prior years	-	(38)
Balance as of the end of the year	$ -	$ -

The Company’s effective tax rate would be affected to the extent there were unrecognized tax benefits that could be recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense.

Interest and penalties were as follows:

	Year Ended December 31,
	2012	2011	2010
Interest and penalties expense (benefit), net of releases of previous provisions, recognized in the Consolidated Statements of Operations:
Gross	$468	$(279)	$27
Net of tax	304	(181)	16

	December 31,
	2012	2011
Interest and penalties (asset) liability included in Other Assets or Other Liabilities in the Consolidated Balance Sheets	$307	$3

NOTE 8 - Statutory Information and Restrictions

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	December 31,
	2012	2011
		As Adjusted

Statutory capital and surplus of insurance subsidiaries	$754,153	$711,983
Increase (decrease) due to:
Deferred policy acquisition costs	196,885	216,456
Difference in policyholder reserves	67,582	58,517
Goodwill	47,396	47,396
Liability for postretirement benefits other than pensions	(2,862)	(3,326)
Investment fair value adjustments on fixed maturities	651,071	439,944
Difference in investment reserves	101,276	84,519
Federal income tax liability	(317,875)	(247,019)
Net funded status of pension and other postretirement benefit obligations	(23,862)	(25,137)
Non-admitted assets and other, net	10,660	10,831
Shareholders’ equity (deficit) of parent company and non-insurance subsidiaries	(812)	(1,067)
Parent company short-term and long-term debt	(237,809)	(237,744)

Shareholders’ equity as reported herein	$1,245,803	$1,055,353

	Year Ended December 31,
	2012	2011	2010

		As Adjusted	As Adjusted
Statutory net income of insurance subsidiaries	$93,299	$63,986	$77,235
Net loss of non-insurance companies	(4,726)	(10,164)	(4,211)
Interest expense	(14,249)	(14,007)	(13,953)
Tax benefit of interest expense and other parent company current tax adjustments	9,308	4,603	5,411

Combined net income	83,632	44,418	64,482
Increase (decrease) due to:
Deferred policy acquisition costs	16,595	8,989	11,557
Policyholder benefits	15,574	14,428	13,024
Federal income tax expense	(19,843)	(6,639)	(17,595)
Investment reserves	14,021	9,903	16,167
Other adjustments, net	(6,113)	(593)	(7,504)

Net income as reported herein	$103,866	$70,506	$80,131

NOTE 8 - Statutory Information and Restrictions-(Continued)

HMEC has principal insurance subsidiaries domiciled in Illinois and Texas. The statutory financial statements of these subsidiaries are prepared in accordance with accounting principles prescribed or permitted by the Illinois Department of Insurance and the Texas Department of Insurance, as applicable. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules.

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on HMEC’s insurance subsidiaries. At December 31, 2012 and 2011, the minimum statutory-basis capital and surplus required to be maintained by HMEC’s insurance subsidiaries was $117,684 and $107,740, respectively. At December 31, 2012 and 2011, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels. The restricted net assets of HMEC’s insurance subsidiaries were $18,565 and $18,779 as of December 31, 2012 and 2011, respectively.

HMEC relies largely on dividends from its insurance subsidiaries to meet its obligations for payment of principal and interest on debt, dividends to shareholders and parent company operating expenses, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. HMEC’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. As a result, HMEC may not be able to receive dividends from such subsidiaries at times and in amounts necessary to pay desired dividends to shareholders. The aggregate amount of dividends that may be paid in 2013 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $84,000.

As disclosed in the reconciliation of the statutory capital and surplus of insurance subsidiaries to the consolidated GAAP shareholders’ equity, the insurance subsidiaries have statutory capital and surplus of $754,153 as of December 31, 2012, which is subject to regulatory restrictions. The parent company equity is not restricted. At December 31, 2012, HMEC had $29,554 of liquid assets, comprised of investments and cash, which could be used to fund debt interest, general corporate obligations, as well as dividend payments to shareholders. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities.

At the time of this Annual Report on Form 10-K and during each of the years in the three year period ended December 31, 2012, the Company had no financial reinsurance agreements in effect.

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

All employees of the Company participate in a 401(k) plan. Beginning January 1, 2002, the Company automatically contributes 3% of eligible compensation to each employee’s account, which is 100% vested at the time of the contribution. In addition, employees may voluntarily contribute up to 20% of their eligible compensation into their account. And, employees who are age 50 or over at the end of a calendar year may make additional elective deferral contributions (commonly referred to as catch-up contributions) up to the catch-up contribution limit specified by the IRS.

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit and supplemental defined benefit plans but continue to retain the benefits they had accrued to date. Amounts earned under the defined benefit and supplemental defined benefit plans were frozen based on years of service and the highest 36 consecutive months of earnings while under the plan (through March 31, 2002). Participants are 100% vested in these defined benefit plans.

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

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $10,415, $12,353 and $10,427 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The 401(k) plan is fully funded. The Company’s contributions to employees’ accounts under this plan were expensed in its Consolidated Statements of Operations. Investments for this plan are set aside through an annuity contract underwritten by the Company’s principal life insurance subsidiary. The annuity contract includes a fixed return account option and several variable return account options, with the account options selected by the individual plan participants for both the Company and participant portions contributed. One of the variable return account options invests in shares of HMEC common stock.

The non-qualified defined contribution plan is an unfunded plan. Under this plan, distributions are funded at the time payments are made to retirees.

Contributions to employees’ accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2012	2011	2010

Qualified defined contribution plan:
Contributions to employees’ accounts	$4,148	$4,864	$5,252
Total assets at the end of the year	141,286	149,675	148,897
401(k) plan:
Contributions to employees’ accounts	2,753	2,856	3,011
Total assets at the end of the year	118,073	111,370	117,814
Non-qualified defined contribution plan:
Contributions to employees’ accounts	-	-	-
Total assets at the end of the year	-	-	-

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the funded status of the defined benefit and supplemental retirement pension plans as of December 31, 2012, 2011 and 2010 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	December 31,			December 31,
	2012	2011	2010	2012	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$41,736	$39,553	$38,488	$18,012	$16,801	$15,707
Service cost	-	-	-	-	-	-
Interest cost	1,427	1,658	1,877	676	799	841
Plan amendments	-	-	-	-	-	-
Actuarial loss	2,046	4,650	2,817	817	1,755	1,401
Benefits paid	(1,664)	(1,664)	(3,629)	(1,313)	(1,343)	(1,148)
Settlements	(2,551)	(2,461)	-	-	-	-

Projected benefit obligation at end of year	$40,994	$41,736	$39,553	$18,192	$18,012	$16,801

Change in plan assets:
Fair value of plan assets at beginning of year	$31,653	$29,273	$29,006	$-	$-	$-
Actual return on plan assets	3,168	911	2,812	-	-	-
Employer contributions	2,534	5,926	1,307	1,313	1,343	1,148
Benefits paid	(1,664)	(1,664)	(3,629)	(1,313)	(1,343)	(1,148)
Expenses paid	(383)	(332)	(223)	-	-	-
Settlements	(2,551)	(2,461)	-	-	-	-

Fair value of plan assets at end of year	$32,757	$31,653	$29,273	$-	$-	$-

Funded status	$(8,237)	$(10,083)	$(10,280)	$(18,192)	$(18,012)	$(16,801)

Prepaid (accrued) benefit expense	$11,188	$11,594	$8,270	$(12,855)	$(13,197)	$(12,918)

Total amount recognized in Consolidated Balance Sheets, all in other liabilities	$(8,237)	$(10,083)	$(10,280)	$(18,192)	$(18,012)	$(16,801)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service cost	$-	$-	$-	$124	$249	$373
Net actuarial loss	19,425	21,677	18,550	5,213	4,566	3,510

Total amount recognized in AOCI	$19,425	$21,677	$18,550	$5,337	$4,815	$3,883

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$40,994	$41,736	$39,553	$18,192	$18,012	$16,801
Accumulated benefit obligation	40,994	41,736	39,553	18,192	18,012	16,801
Fair value of plan assets	32,757	31,653	29,273	-	-	-

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The change in the Company’s AOCI for the defined benefit plan for the year ended December 31, 2012 was primarily attributable to revisions of the discount rate assumption, partially offset by the performance of the plan assets. The changes in the Company’s AOCI for the defined benefit plan for the years ended December 31, 2011 and 2010 were primarily related to revisions of the discount rate assumption.

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-	$-	$-
Other expenses	360	250	250	-	-	-
Interest cost	1,427	1,658	1,877	676	799	841
Expected return on plan assets	(2,423)	(2,419)	(2,388)	-	-	-
Settlement loss	1,209	1,290	-	-	-	-
Amortization of:
Prior service cost	-	-	-	124	125	124
Actuarial loss	2,367	1,824	1,045	171	698	246

Net periodic pension expense	$2,940	$2,603	$784	$971	$1,622	$1,211

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$-	$-	$-	$-	$-	$-
Net actuarial loss	115	4,951	2,365	817	1,755	1,401
Amortization of:
Prior service cost	-	-	-	(124)	(125)	(124)
Actuarial loss	(2,367)	(1,824)	(1,045)	(171)	(698)	(246)

Total recognized in other comprehensive income (loss)	$(2,252)	$3,127	$1,320	$522	$932	$1,031

Weighted-average assumptions used to determine expense:
Discount rate	3.66%	4.58%	5.27%	3.86%	4.92%	5.54%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.51%	3.66%	4.58%	3.51%	3.86%	4.92%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

*	Not applicable.

The discount rates at December 31, 2012 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The Company has an investment policy for the defined benefit pension plan that aligns the assets within the plan’s trust to an approximate allocation of 50% equity and 50% fixed income funds. Management believes this allocation will produce the targeted long-term rate of return on assets necessary for payment of future benefit obligations, while providing adequate liquidity for payments to current beneficiaries. Assets are reviewed against the defined benefit pension plan’s investment policy and the trustee has been directed to adjust invested assets at least quarterly to maintain the target allocation percentages.

Fair values of the equity security funds and fixed income funds have been determined from public quotations. The following table presents the fair value hierarchy for the Company’s defined benefit pension plan assets, excluding cash held, as of December 31, 2012 and 2011.

		Fair Value Measurements at
		Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2012
Asset category
Equity security funds (1)
United States	$13,199	$-	$13,199	$-
International	3,290	-	3,290	-
Fixed income funds	16,125	-	16,125	-

Total	$32,614	$-	$32,614	$-

December 31, 2011
Asset category
Equity security funds (1)
United States	$12,784	$-	$12,784	$-
International	2,968	-	2,968	-
Fixed income funds	15,756	-	15,756	-

Total	$31,508	$-	$31,508	$-

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

There were no Level 3 assets held during the years ended December 31, 2012 and 2011.

In 2013, the Company expects amortization of net losses of $1,602 and $203 for the defined benefit plan and the supplemental retirement plans, respectively, and expects amortization of prior service cost of $124 for the supplemental retirement plans to be included in net periodic pension expense.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to a closed group of eligible employees. Postretirement benefits other than pensions of active and retired employees are accrued as expense over the employees’ service years. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant in that closed group. Health care benefits for eligible retirees under 65 years of age will continue to be provided as a bridge to Medicare eligibility. Eligible participants will receive a one-time credit of $10 to their HRA account to use for covered expenses incurred on or after age 65. As of December 31, 2006, HRA accounts were established for eligible participants and totaled $7,310. As of December 31, 2012, the balance of the HRA accounts was $2,907. Funding of HRA accounts was $168, $184 and $315 for the years ended December 31, 2012, 2011 and 2010, respectively. Also, the new plan does not provide life insurance benefits to individuals who retired after December 31, 1993.

As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $431, $379 and $350 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2012, 2011 and 2010 (the measurement dates) reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	December 31,
	2012	2011	2010
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligations at beginning of year	$3,326	$3,489	$4,470
Changes during fiscal year
Service cost	-	-	-
Interest cost	91	122	170
Medicare prescription reimbursements	-	-	-
Employer payments net of participant contributions	(488)	(526)	(744)
Actuarial (gain) loss	(67)	241	(407)

Accumulated postretirement benefit obligations at end of year	$2,862	$3,326	$3,489

Unfunded status	$(2,862)	$(3,326)	$(3,489)

Total amount recognized in Consolidated Balance Sheets, all in other liabilities	$(2,862)	$(3,326)	$(3,489)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service credit	$-	$-	$-
Net actuarial gain	(900)	(1,355)	(2,097)

Total amount recognized in AOCI	$(900)	$(1,355)	$(2,097)

	Year Ended December 31,
	2012	2011	2010
Components of net periodic benefit:
Service cost	$-	$-	$-
Interest cost	91	122	170
Amortization of prior service cost	-	-	-
Amortization of prior gain	(522)	(501)	(520)

Net periodic income	$(431)	$(379)	$(350)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

In 2013, the Company expects amortization of net gains of $236 to be included in net periodic pension expense.

Sensitivity Analysis and Assumptions for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligations as follows:

	December 31,
	2012	2011	2010
Accumulated postretirement benefit obligations
Effect of a one percentage point increase	$45	$53	$59
Effect of a one percentage point decrease	(43)	(50)	(56)

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	$1	$2	$2
Effect of a one percentage point decrease	(1)	(1)	(2)

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.51%	2.95%	3.68%
Healthcare cost trend rate	7.50%	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year the rate is assumed to reach the ultimate trend rate	2022	2022	2021
Expected return on plan assets	*	*	*

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	2.95%	3.68%	4.49%
Healthcare cost trend rate	8.00%	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year the rate is assumed to reach the ultimate trend rate	2022	2021	2017
Expected return on plan assets	*	*	*

*	Not applicable.

The discount rates at December 31, 2012 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

2013 Contributions

In 2013, there is no minimum funding requirement for the Company’s defined benefit plan. The following table discloses that minimum funding requirement and the expected full year contributions for the Company’s plans.

Defined Benefit Pension Plans
	Defined	Supplemental	Other
	Benefit	Defined Benefit	Postretirement
	Plan	Plans	Benefits
Minimum funding requirement for 2013	$-	N/A	N/A
Expected contributions (approximations) for the year ended December 31, 2013 as of the time of this Form 10-K (1)	$2,500	$1,320	$480

N/A - Not applicable.

(1)	HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012.

Estimated Future Benefit Payments

The Company’s defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below. Therefore, actual results could vary from the estimates shown. Estimated future benefit payments as of December 31, 2012 are as follows:

	2013	2014	2015	2016	2017	2018-2022
Pension plans:
Defined benefit plan	$3,971	$3,850	$3,539	$3,234	$2,803	$13,432
Supplemental retirement plans	1,320	1,310	1,300	1,291	1,276	6,071
Other postretirement benefits	480	434	427	368	369	892

NOTE 10 - Reinsurance and Catastrophes

In the normal course of business, the Company’s insurance subsidiaries assume and cede reinsurance with other insurers. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of primary liability.

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

NOTE 10 - Reinsurance and Catastrophes-(Continued)

The Company’s net catastrophe losses incurred of approximately $43,319 for the year ended December 31, 2012 reflected losses primarily from wind/hail/tornado events in the spring and summer months, as well as from Hurricane Isaac. The Company’s net catastrophe losses incurred of approximately $86,000 for the year ended December 31, 2011 reflected losses primarily from wind/hail/tornado events in the spring and summer months, as well as from Hurricane Irene. The Company’s net catastrophe losses incurred of approximately $49,189 for the year ended December 31, 2010 reflected losses primarily from wind/hail/tornado events throughout the year.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2012	2011
Reinsurance recoverables on reserves and unpaid claims
Property and casualty
Reinsurance companies	$10,419	$8,913
State insurance facilities	3,286	2,550
Life and health	10,344	9,722

Total	$24,049	$21,185

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount
	As Adjusted			As Adjusted
Year ended December 31, 2012
Premiums written and contract deposits	$1,093,937	$29,691	$3,481	$1,067,727
Premiums and contract charges earned	696,721	29,634	3,440	670,527
Benefits, claims and settlement expenses	457,332	12,177	3,095	448,250

Year ended December 31, 2011
Premiums written and contract deposits	1,106,012	31,271	3,708	1,078,449
Premiums and contract charges earned	695,264	31,940	3,796	667,120
Benefits, claims and settlement expenses	519,935	20,767	3,266	502,434

Year ended December 31, 2010
Premiums written and contract deposits	1,082,100	35,035	4,896	1,051,961
Premiums and contract charges earned	702,930	35,057	4,805	672,678
Benefits, claims and settlement expenses	479,716	8,934	4,051	474,833

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2012. Past due reinsurance recoverables as of December 31, 2012 were not material.

NOTE 10 - Reinsurance and Catastrophes-(Continued)

The Company maintains catastrophe excess of loss reinsurance coverage. For 2012, the Company’s catastrophe excess of loss coverage consisted of one contract in addition to the Florida Hurricane Catastrophe Fund (“FHCF”). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25,000 per occurrence up to $175,000 per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25,000 excess of $25,000, $40,000 excess of $50,000 and $85,000 excess of $90,000. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $5,700 up to $20,400, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2012.

For liability coverages, in 2012 the Company reinsured each loss above a retention of $750 up to $2,500 per occurrence and $20,000 in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2012 the Company reinsured each loss above a retention of $750 up to $2,500 on a per risk basis, including catastrophe losses that in the aggregate were less than the retention levels above. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $5,250 of property recovery in any one event.

The maximum individual life insurance risk retained by the Company is $200 on any individual life, while either $100 or $125 is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. The Company reinsured 100% of the catastrophe risk in excess of $1,000 up to $25,000 per occurrence, with one reinstatement in 2012. The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

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

NOTE 11 - Contingencies and Commitments-(Continued)

Leases

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copy machines. Rental expenses were $2,882, $2,883 and $3,370 for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2012 are as follows:

	As of December 31, 2012
	2013	2014	2015	2016	2017	2018– 2022	2023 and beyond
Minimum operating lease payments	$2,928	$2,587	$2,620	$2,449	$2,412	$4,875	$0

NOTE 12 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Cash flows from operating activities
Net income	$103,866	$70,506	$80,131
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(27,298)	(37,663)	(23,769)
Increase in accrued investment income	(2,618)	(7,348)	(1,586)
Increase (decrease) in accrued expenses	13,589	(9,203)	(865)
Depreciation and amortization	7,892	8,577	8,318
Increase in insurance liabilities	127,992	105,576	126,868
Increase in premium receivables	(5,638)	(1,263)	(2,797)
Increase in deferred policy acquisition costs	(13,989)	(6,258)	(9,539)
(Increase) decrease in reinsurance recoverable	872	(2,877)	(203)
Increase in income tax liabilities	29,752	17,953	1,184
Other	(31,572)	(22,121)	(19,988)

Total adjustments	98,982	45,373	77,623

Net cash provided by operating activities	$202,848	$115,879	$157,754

NOTE 13 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, primarily personal lines automobile and homeowners products; retirement annuity products, primarily tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to ongoing transactions such as debt service, realized investment gains and losses and certain public company expenses, within the past ten years such items have included debt retirement costs/gains.

NOTE 13 - Segment Information-(Continued)

The accounting policies of the segments are the same as those described in “Note 1 -- Summary of Significant Accounting Policies”. The Company accounts for intersegment transactions, primarily the allocation of agent and overhead costs from the corporate and other segment to the property and casualty, annuity and life segments, on a direct cost basis.

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Insurance premiums and contract charges earned
Property and casualty	$546,339	$547,540	$555,825
Annuity	21,794	18,883	17,346
Life	102,394	100,697	99,507

Total	$670,527	$667,120	$672,678

Net investment income
Property and casualty	$36,792	$36,886	$36,474
Annuity	200,785	182,806	167,879
Life	69,409	69,633	68,718
Corporate and other	2	(3)	18
Intersegment eliminations	(985)	(1,011)	(1,035)

Total	$306,003	$288,311	$272,054

Net income
Property and casualty	$37,043	$5,844	$26,996
Annuity	40,527	30,906	30,747
Life	21,912	19,435	20,323
Corporate and other	4,384	14,321	2,065

Total	$103,866	$70,506	$80,131

	December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Assets
Property and casualty	$1,016,368	$957,266	$943,406
Annuity	5,380,780	4,926,204	4,530,927
Life	1,663,696	1,459,919	1,369,475
Corporate and other	131,449	115,367	130,191
Intersegment eliminations	(24,567)	(23,587)	(28,337)

Total	$8,167,726	$7,435,169	$6,945,662

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Policy acquisition expenses amortized
Property and casualty	$63,768	$61,374	$60,866
Annuity	6,868	12,334	7,026
Life	8,883	9,690	9,455

Total	$79,519	$83,398	$77,347

Income tax expense (benefit)
Property and casualty	$10,849	$(5,183)	$4,291
Annuity	19,046	13,499	12,580
Life	12,305	11,366	10,986
Corporate and other	3,107	4,730	2,180

Total	$45,307	$24,412	$30,037

NOTE 14 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2012
Insurance premiums written and contract deposits	$279,479	$285,206	$260,289	$242,753
Total revenues	255,417	256,548	254,226	244,623
Net income	31,826	32,266	13,103	26,671
Per share information
Basic
Net income	$0.81	$0.82	$0.33	$0.67
Shares of common stock - weighted average (1)	39,339	39,381	39,544	39,794
Diluted
Net income	$0.77	$0.78	$0.32	$0.64
Shares of common stock and equivalent shares - weighted average (1)	41,272	41,138	41,304	41,546

2011 – As Adjusted
Insurance premiums written and contract deposits	$276,113	$298,910	$259,324	$244,102
Total revenues	247,645	260,833	245,351	244,473
Net income (loss)	32,913	23,637	(11,851)	25,807
Per share information
Basic
Net income (loss)	$0.82	$0.59	$(0.30)	$0.65
Shares of common stock - weighted average (1)	39,900	39,919	39,893	39,749
Diluted
Net income (loss)	$0.79	$0.57	$(0.30)	$0.62
Shares of common stock and equivalent shares - weighted average (1)	41,414	41,451	39,893	41,699

2010 – As Adjusted
Insurance premiums written and contract deposits	$269,173	$289,316	$254,766	$238,706
Total revenues	237,997	250,030	248,014	238,673
Net income	14,592	19,886	23,381	22,272
Per share information
Basic
Net income	$0.37	$0.50	$0.60	$0.57
Shares of common stock - weighted average (1)	39,514	39,411	39,263	39,206
Diluted
Net income	$0.35	$0.48	$0.57	$0.54
Shares of common stock and equivalent shares - weighted average (1)	41,253	41,115	40,929	40,900

(1)	Rounded to thousands.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2012

(Dollars in thousands)

			Amount
			shown in
		Fair	Balance
Type of Investments	Cost(1)	Value	Sheet

Fixed maturities:
U.S. Government and federally sponsored agency obligations	$ 918,746	$1,028,987	$1,028,987
States, municipalities and political subdivisions	1,402,424	1,586,037	1,586,037
Foreign government bonds	48,476	57,869	57,869
Public utilities	225,260	271,901	271,901
Other corporate bonds	2,716,551	3,017,438	3,017,438

Total fixed maturity securities	5,311,457	5,962,232	5,962,232

Equity securities:
Non-redeemable preferred stocks	12,587	12,819	12,819
Common stocks	39,809	40,684	40,684

Total equity securities	52,396	53,503	53,503

Mortgage loans	93	XXX	93
Short-term investments	87,561	XXX	87,561
Policy loans	134,892	XXX	134,892
Other	50,000	XXX	53,816

Total investments	$5,636,399	XXX	$6,292,097

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2012 and 2011

(Dollars in thousands, except per share data)

	December 31,
	2012	2011
		As Adjusted
ASSETS

Investments and cash	$ 29,554	$ 18,772
Investment in subsidiaries	1,406,641	1,232,987
Other assets	52,223	48,696

Total assets	$1,488,418	$1,300,455

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt	$ 38,000	$ 38,000
Long-term debt	199,809	199,744
Other liabilities	4,806	7,358

Total liabilities	242,615	245,102

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2012, 62,311,787; 2011, 61,803,462	62	62
Additional paid-in capital	383,135	373,384
Retained earnings	921,969	840,644
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	382,400	268,222
Net funded status of pension and other postretirement benefit obligations	(15,311)	(16,242)
Treasury stock, at cost, 2012, 22,943,925 shares; 2011, 22,028,030 shares	(426,452)	(410,717)

Total shareholders’ equity	1,245,803	1,055,353

Total liabilities and shareholders’ equity	$1,488,418	$1,300,455

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Revenues
Net investment income	$2	$(3)	$18
Realized investment gains	-	-	232

Total revenues	2	(3)	250

Expenses
Interest	14,249	14,007	13,953
Other	4,576	3,590	4,598

Total expenses	18,825	17,597	18,551

Loss before income taxes and equity in net earnings of subsidiaries	(18,823)	(17,600)	(18,301)
Income tax benefit	(6,196)	(8,197)	(5,690)

Loss before equity in net earnings of subsidiaries	(12,627)	(9,403)	(12,611)
Equity in net earnings of subsidiaries	116,493	79,909	92,742

Net income	$103,866	$70,506	$80,131

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows – operating activities
Interest expense paid	$(13,948)	$(13,515)	$(13,605)
Federal income taxes (paid) recovered	(118)	12,058	4,876
Cash dividends received from subsidiaries	50,000	26,000	44,000
Other, net	7,703	(10,012)	359

Net cash provided by operating activities	43,637	14,531	35,630

Cash flows - investing activities
Net (increase) decrease in investments	(10,762)	4,240	(1,641)
Capital contributions to subsidiaries	-	-	(24,000)

Net cash provided by (used in) investing activities	(10,762)	4,240	(25,641)

Cash flows - financing activities
Dividends paid to shareholders	(22,541)	(18,990)	(14,288)
Acquisition of treasury stock	(15,735)	(2,047)	-
Exercise of stock options	5,421	2,127	4,167

Net cash used in financing activities	(32,855)	(18,910)	(10,121)

Net increase (decrease) in cash	20	(139)	(132)
Cash at beginning of period	129	268	400

Cash at end of period	$149	$129	$268

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for
Schedule III: A	B	C		D	E	F	G				I	J		K
Schedule VI: A	B	C	D	E		F	G	H	H		I		J	K

	Deferred policy acquisition costs	Future policy benefits, claims and claims expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claims adjustment expense incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claims adjustment expense	Premiums written
Segment									Current year	Prior years

Year Ended December 31, 2012
Property and casualty	$24,650	$274,542	$0	$209,431	$-	$546,339	$36,792	$389,430	$406,605	$(17,175)	$63,768	$83,579	$398,210	$550,774
Annuity	125,437	3,264,128	xxx	526	99,603	21,794	200,785	124,693	xxx	xxx	6,868	34,148	xxx	xxx
Life	46,798	984,716	xxx	3,311	3,624	102,394	69,409	97,692	xxx	xxx	8,883	33,589	xxx	xxx
Other, including consolidating eliminations	N/A	-	xxx	N/A	N/A	-	(983)	-	xxx	xxx	-	18,991	xxx	xxx

Total	$196,885	$4,523,386	xxx	$213,268	$103,227	$670,527	$306,003	$611,815	xxx	xxx	$79,519	$170,307	xxx	xxx

Year Ended December 31, 2011 – As Adjusted
Property and casualty	$22,906	$281,080	$0	$204,996	$-	$547,540	$36,886	$442,517	$452,827	$(10,310)	$61,374	$80,133	$462,298	$545,950
Annuity	139,316	2,951,004	xxx	34	110,734	18,883	182,806	115,468	xxx	xxx	12,334	31,802	xxx	xxx
Life	54,234	959,931	xxx	3,933	3,796	100,697	69,633	99,359	xxx	xxx	9,690	33,135	xxx	xxx
Other, including consolidating eliminations	N/A	-	xxx	N/A	N/A	-	(1,014)	-	xxx	xxx	-	17,572	xxx	xxx

Total	$216,456	$4,192,015	xxx	$208,963	$114,530	$667,120	$288,311	$657,344	xxx	xxx	$83,398	$162,642	xxx	xxx

Year Ended December 31, 2010 – As Adjusted
Property and casualty	$21,927	$301,622	$0	$206,586	$-	$555,825	$36,474	$418,254	$438,784	$(20,530)	$60,866	$82,231	$414,063	$557,074
Annuity	140,095	2,621,524	xxx	-	125,432	17,346	167,879	107,529	xxx	xxx	7,026	30,553	xxx	xxx
Life	60,155	934,297	xxx	4,711	3,815	99,507	68,718	95,773	xxx	xxx	9,455	34,352	xxx	xxx
Other, including consolidating eliminations	N/A	-	xxx	N/A	N/A	-	(1,017)	-	xxx	xxx	-	18,507	xxx	xxx

Total	$222,177	$3,857,443	xxx	$211,297	$129,247	$672,678	$272,054	$621,556	xxx	xxx	$77,347	$165,643	xxx	xxx

N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage
	Gross	Other	from Other	Net	of Amount
	Amount	Companies	Companies	Amount	Assumed to Net
Year ended December 31, 2012
Life insurance in force	$14,632,272	$3,070,951	-	$11,561,321	-
Premiums
Property and casualty	$566,853	$23,954	$3,440	$546,339	0.6%
Annuity	21,794	-	-	21,794	-
Life	108,074	5,680	-	102,394	-

Total premiums	$696,721	$29,634	$3,440	$670,527	0.5%

Year ended December 31, 2011 - As Adjusted
Life insurance in force	$14,161,408	$2,836,731	-	$11,324,677	-
Premiums
Property and casualty	$570,264	$26,520	$3,796	$547,540	0.7%
Annuity	18,883	-	-	18,883	-
Life	106,117	5,420	-	100,697	-

Total premiums	$695,264	$31,940	$3,796	$667,120	0.6%

Year ended December 31, 2010 - As Adjusted
Life insurance in force	$13,939,851	$2,548,774	-	$11,391,077	-
Premiums
Property and casualty	$580,512	$29,492	$4,805	$555,825	0.9%
Annuity	17,346	-	-	17,346	-
Life	105,072	5,565	-	99,507	-

Total premiums	$702,930	$35,057	$4,805	$672,678	0.7%

Note: Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2012

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s (“HMEC”) Annual Report on Form 10-K for the year ended December 31, 2012. Management contracts and compensatory plans are indicated by an asterisk (*).

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

Exhibit No.	Description

	10.13*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC.

	10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

	10.14*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

	10.14(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

	10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.15(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

	10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

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

10.17*

Executive Transition Agreement between HMEC and Peter H. Heckman as of November 14, 2012, incorporated by reference to Exhibit 99.1 to HMEC’s Current Report on Form 8-K dated November 14, 2012, filed with the SEC on
November 19, 2012.

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