Form 10-Q
period 2013-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2013-05-10
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 39,688,066 shares of Common Stock, par value $0.001 per share, were outstanding, net of 23,034,174 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of March 31, 2013 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2013, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

May 10, 2013

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2013, $5,509,859; 2012, $5,311,457)	$6,143,673	$5,962,232
Equity securities, available for sale, at fair value (cost 2013, $53,117; 2012, $52,396)	58,661	53,503
Short-term and other investments	223,765	276,362

Total investments	6,426,099	6,292,097
Cash	49,896	15,181
Deferred policy acquisition costs	199,000	196,885
Goodwill	47,396	47,396
Other assets	226,703	217,886
Separate Account (variable annuity) assets	1,508,260	1,398,281

Total assets	$8,457,354	$8,167,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$3,311,013	$3,257,758
Interest-sensitive life contract liabilities	765,689	761,671
Unpaid claims and claim expenses	300,853	289,395
Future policy benefits	217,015	214,562
Unearned premiums	207,060	213,268

Total policy liabilities	4,801,630	4,736,654
Other policyholder funds	101,032	103,227
Other liabilities	546,924	445,952
Short-term debt	38,000	38,000
Long-term debt	199,825	199,809
Separate Account (variable annuity) liabilities	1,508,260	1,398,281

Total liabilities	7,195,671	6,921,923

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2013, 62,700,637; 2012, 62,311,787	63	62
Additional paid-in capital	390,231	383,135
Retained earnings	940,929	921,969
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	374,066	382,400
Net funded status of pension and other postretirement benefit obligations	(15,311)	(15,311)
Treasury stock, at cost, 2013, 23,033,574 shares; 2012, 22,943,925 shares	(428,295)	(426,452)

Total shareholders’ equity	1,261,683	1,245,803

Total liabilities and shareholders’ equity	$8,457,354	$8,167,726

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues
Insurance premiums and contract charges earned	$169,158	$165,504
Net investment income	77,403	75,675
Net realized investment gains	6,862	393
Other income	1,108	3,051

Total revenues	254,531	244,623

Benefits, losses and expenses
Benefits, claims and settlement expenses	112,699	107,878
Interest credited	41,408	39,979
Policy acquisition expenses amortized	20,074	17,830
Operating expenses	38,818	37,850
Interest expense	3,554	3,556

Total benefits, losses and expenses	216,553	207,093

Income before income taxes	37,978	37,530
Income tax expense	10,966	10,859

Net income	$27,012	$26,671

Net income per share
Basic	$0.68	$0.67

Diluted	$0.66	$0.64

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,527	39,794
Diluted	41,088	41,546

Net realized investment gains
Total other-than-temporary impairment losses on securities	$-	$-
Portion of losses recognized in other comprehensive income	-	-

Net other-than-temporary impairment losses on securities recognized in earnings	-	-
Realized gains, net	6,862	393

Total	$6,862	$393

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Comprehensive income
Net income	$27,012	$26,671
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(8,334)	12,583
Change in net funded status of pension and other postretirement benefit obligations	-	-

Other comprehensive income (loss)	(8,334)	12,583

Total	$18,678	$39,254

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Common stock, $0.001 par value
Beginning balance	$62	$62
Options exercised, 2013, 257,527 shares; 2012, 145,618 shares	1	-
Conversion of common stock units, 2013, 11,851 shares; 2012, 4,266 shares	-	-
Conversion of restricted stock units, 2013, 119,472 shares; 2012, 48,167 shares	-	-

Ending balance	63	62

Additional paid-in capital
Beginning balance	383,135	373,384
Options exercised and conversion of common stock units and restricted stock units	6,754	2,436
Share-based compensation expense	342	430

Ending balance	390,231	376,250

Retained earnings
Beginning balance	921,969	840,644
Net income	27,012	26,671
Cash dividends, 2013, $0.195 per share; 2012, $0.13 per share	(8,052)	(5,372)

Ending balance	940,929	861,943

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	367,089	251,980
Change in net unrealized gains and losses on fixed maturities and equity securities	(8,334)	12,583
Change in net funded status of pension and other postretirement benefit obligations	-	-

Ending balance	358,755	264,563

Treasury stock, at cost
Beginning balance, 2013, 22,943,925 shares; 2012, 22,028,030 shares	(426,452)	(410,717)
Acquisition of shares, 2013, 89,649 shares; 2012, 200,120 shares	(1,843)	(3,337)

Ending balance, 2013, 23,033,574 shares; 2012, 22,228,150 shares	(428,295)	(414,054)

Shareholders’ equity at end of period	$1,261,683	$1,088,764

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows - operating activities
Premiums collected	$164,261	$160,661
Policyholder benefits paid	(112,825)	(110,618)
Policy acquisition and other operating expenses paid	(78,740)	(63,916)
Federal income taxes paid	(6,976)	(2,266)
Investment income collected	71,483	70,500
Interest expense paid	(237)	(300)
Other	(2,549)	(3,346)

Net cash provided by operating activities	34,417	50,715

Cash flows - investing activities
Fixed maturities
Purchases	(380,564)	(350,516)
Sales	99,182	158,292
Maturities, paydowns, calls and redemptions	118,975	145,044
Purchase of other invested asset	-	(25,000)
Net cash provided by short-term and other investments	52,227	24,228

Net cash used in investing activities	(110,180)	(47,952)

Cash flows - financing activities
Dividends paid to shareholders	(8,052)	(5,372)
Acquisition of treasury stock	(1,843)	(3,337)
Exercise of stock options	4,410	1,707
Annuity contracts, variable and fixed
Deposits	90,181	92,000
Benefits, withdrawals and net transfers to
Separate Account (variable annuity) assets	(61,969)	(54,543)
Life policy accounts
Deposits	311	414
Withdrawals and surrenders	(1,091)	(1,437)
Cash received related to repurchase agreements	87,833	-
Change in bank overdrafts	698	(4,264)

Net cash provided by financing activities	110,478	25,168

Net increase in cash	34,715	27,931

Cash at beginning of period	15,181	7,452

Cash at end of period	$49,896	$35,383

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013 and 2012

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2013 and the consolidated results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2013 and 2012. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2013 presentation.

Note 1 - Basis of Presentation-(Continued)

Adopted Accounting Standards

Comprehensive Income

Effective January 1, 2013, the Company prospectively adopted accounting guidance to improve the disclosure of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, the reclassifications are required to be cross-referenced to other disclosures that provide additional detail about those amounts. As shown in “Note 8 — Accumulated Other Comprehensive Income”, certain disclosures in the Company’s Notes to Consolidated Financial Statements have been expanded to address additional information required by this guidance. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

Balance Sheet Offsetting

Effective January 1, 2013, the Company adopted accounting guidance to address disclosures about offsetting assets and liabilities. The guidance clarifies which instruments and transactions are subject to the offsetting disclosure requirements. The instruments and transactions include bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

Note 2 - Investments

Fixed Maturities and Equity Securities

The following table presents the fair value and gross unrealized losses of fixed maturity securities (“fixed maturities”) and equity securities in an unrealized loss position at March 31, 2013 and December 31, 2012, respectively. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2013 — which was driven largely by spread widening, financial market illiquidity, market volatility and/or changes in interest rates from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of future cash flows exceeds the amortized cost bases. In addition, management expects to recover the entire cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at March 31, 2013.

	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013
Fixed maturity securities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$11,913	$438	$48	$1	$11,961	$439
Other	33,825	658	-	-	33,825	658
Municipal bonds	134,086	3,555	14,908	507	148,994	4,062
Foreign government bonds	1,966	17	-	-	1,966	17
Corporate bonds	100,923	678	22,637	3,526	123,560	4,204
Other mortgage-backed securities	118,824	1,113	29,298	1,402	148,122	2,515

Total fixed maturity securities	401,537	6,459	66,891	5,436	468,428	11,895
Equity securities (1)	4,564	283	1,033	424	5,597	707

Combined totals	$406,101	$6,742	$67,924	$5,860	$474,025	$12,602

Number of positions with a gross unrealized loss	138		41		179
Fair value as a percentage of total fixed maturities and equity securities fair value	6.5%		1.1%		7.6%

December 31, 2012
Fixed maturity securities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$11,006	$124	$50	$1	$11,056	$125
Other	9,944	135	-	-	9,944	135
Municipal bonds	108,578	2,605	3,990	43	112,568	2,648
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	56,481	875	26,725	4,075	83,206	4,950
Other mortgage-backed securities	58,218	621	25,014	1,411	83,232	2,032

Total fixed maturity securities	244,227	4,360	55,779	5,530	300,006	9,890
Equity securities (1)	19,344	1,288	9	2	19,353	1,290

Combined totals	$263,571	$5,648	$55,788	$5,532	$319,359	$11,180

Number of positions with a gross unrealized loss	156		43		199
Fair value as a percentage of total fixed maturities and equity securities fair value	4.4%		0.9%		5.3%

(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

Note 2 - Investments-(Continued)

Compared to December 31, 2012, the slight reduction in net unrealized gains at March 31, 2013 was due to slightly higher yields on U.S. Treasury securities and virtually unchanged credit spreads across most asset classes except for lower rated corporate, municipal and mortgage-backed securities where the spreads tightened in 2013, the combination of which resulted in a decrease in net unrealized gains for the Company’s holdings of corporate, government, municipal, residential and commercial mortgage-backed securities, partially offset by an increase in net unrealized gains for the Company’s holdings in common equities due to equity market performance. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of March 31, 2013 and December 31, 2012 were as follows:

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (2)
March 31, 2013
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1):
Mortgage-backed securities	$562,657	$69,206	$439	$631,424	$-
Other, including U.S. Treasury securities	415,050	34,127	658	448,519	-
Municipal bonds	1,422,405	185,899	4,062	1,604,242	-
Foreign government bonds	50,445	8,915	17	59,343	-
Corporate bonds	2,347,748	305,976	4,204	2,649,520	-
Other mortgage-backed securities	711,554	41,586	2,515	750,625	2,880

Totals	$5,509,859	$645,709	$11,895	$6,143,673	$2,880

Equity securities	$53,117	$6,251	$707	$58,661	$-

December 31, 2012
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1):
Mortgage-backed securities	$547,040	$72,644	$125	$619,559	$-
Other, including U.S. Treasury securities	371,706	37,857	135	409,428	-
Municipal bonds	1,402,424	186,261	2,648	1,586,037	-
Foreign government bonds	48,476	9,393	-	57,869	-
Corporate bonds	2,258,554	313,430	4,950	2,567,034	-
Other mortgage-backed securities	683,257	41,080	2,032	722,305	3,214

Totals	$5,311,457	$660,665	$9,890	$5,962,232	$3,214

Equity securities	$52,396	$2,397	$1,290	$53,503	$-

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $402,512 and $375,111; Federal Home Loan Mortgage Corporation (“FHLMC”) of $432,559 and $418,174; and Government National Mortgage Association (“GNMA”) of $133,930 and $136,998 as of March 31, 2013 and December 31, 2012, respectively.

(2)

Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance. Amounts also include unrealized gains/losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

The Company’s investment portfolio includes no free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there are no embedded derivative features related to the Company’s insurance products.

Note 2 - Investments-(Continued)

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of March 31, 2013 and 2012 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Three Months Ended March 31,
	2013	2012
Cumulative credit loss (1)
Beginning of period	$2,877	$3,957
New credit losses	-	-
Losses related to securities sold or paid down during the period	-	-

End of period	$2,877	$3,957

(1)

The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

Maturities/Sales of Fixed Maturities and Equity Securities

The following table presents the distribution of the Company’s fixed maturity securities portfolio by estimated expected maturity. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. For structured securities, including mortgage-backed securities and other asset-backed securities, estimated expected maturities consider broker-dealer survey prepayment assumptions and are verified for consistency with the interest rate and economic environments.

	Percent of Total Fair Value		March 31, 2013
	March 31, 2013	December 31, 2012	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	4.2%	4.3%	$259,774	$232,974
Due after 1 year through 5 years	20.3	20.8	1,246,044	1,117,496
Due after 5 years through 10 years	38.4	38.4	2,362,252	2,118,549
Due after 10 years through 20 years	19.4	18.7	1,189,199	1,066,515
Due after 20 years	17.7	17.8	1,086,404	974,325

Total	100.0%	100.0%	$6,143,673	$5,509,859

Average option-adjusted duration, in years	6.2	6.3

Note 2 - Investments-(Continued)

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended March 31,
	2013	2012
Fixed maturity securities
Proceeds received	$99,182	$158,292
Gross gains realized	4,512	8,892
Gross losses realized	(10)	(9,145)

Equity securities
Proceeds received	$4,834	$9
Gross gains realized	568	9
Gross losses realized	(215)	-

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended March 31,
	2013	2012
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$423,004	$284,338
Change in unrealized investment gains and losses	(6,909)	13,998
Reclassification of net realized investment (gains) losses to net income	(4,116)	(240)

End of period	$411,979	$298,096

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$720	$2,408
Change in unrealized investment gains and losses	3,228	(155)
Reclassification of net realized investment (gains) losses to net income	(344)	(15)

End of period	$3,604	$2,238

Note 2 - Investments-(Continued)

Repurchase Agreements

Beginning in 2013, the Company enters into repurchase agreements to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.

As part of repurchase agreements, the Company transfers U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in high quality floating rate fixed maturity securities. The Company accounts for the repurchase agreements as collateralized borrowings. The securities transferred under repurchase agreements are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company’s Consolidated Balance Sheets. The fair value of the securities transferred was $88,823 as of March 31, 2013. The obligation for securities sold under agreement to repurchase was $87,846, including accrued interest, as of March 31, 2013.

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

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure (1) the values received are reasonable and accurately recorded, (2) the data inputs and valuation techniques utilized are appropriate and consistently applied, and (3) the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 88% and 91% of the portfolio, based on fair value, was priced through pricing services or index priced as of March 31, 2013 and 2012, respectively. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2, otherwise they were classified as Level 3. There were no significant changes to the valuation process during the first three months of 2013.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in the first three months of 2013.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Short-term and other investments are comprised of short-term fixed income securities, policy loans and mortgage loans, as well as certain alternative investments which are accounted for as equity method investments and therefore excluded from the fair value tabular disclosures. For short-term fixed income securities, because of the nature of these assets, carrying amounts generally approximate fair values, which have been determined from public quotations, when available. The fair value of policy loans is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. The fair value of mortgage loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

Separate Account (Variable Annuity) Assets and Liabilities

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

Note 3 - Fair Value of Financial Instruments-(Continued)

Other Liabilities, Repurchase Agreements

The Company carries the obligations for securities sold under agreements to repurchase at cost, which approximates fair value due to the short duration of the obligations.

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. At March 31, 2013, Level 3 invested assets below comprised approximately 1.6% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2013
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$631,424	$631,424	$-	$631,424	$-
Other, including U.S. Treasury securities	448,519	448,519	18,443	430,076	-
Municipal bonds	1,604,242	1,604,242	-	1,589,096	15,146
Foreign government bonds	59,343	59,343	-	59,343	-
Corporate bonds	2,649,520	2,649,520	13,579	2,580,414	55,527
Other mortgage-backed securities	750,625	750,625	-	717,542	33,083

Total fixed maturities	6,143,673	6,143,673	32,022	6,007,895	103,756
Equity securities	58,661	58,661	47,760	10,561	340
Short-term investments	34,475	34,475	34,475	-	-

Totals	6,236,809	6,236,809	114,257	6,018,456	104,096
Separate Account (variable annuity) assets (1)	1,508,260	1,508,260	1,508,260	-	-
Financial Liabilities	-	-	-	-	-

December 31, 2012
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$619,559	$619,559	$-	$619,559	$-
Other, including U.S. Treasury securities	409,428	409,428	18,594	390,834	-
Municipal bonds	1,586,037	1,586,037	-	1,573,762	12,275
Foreign government bonds	57,869	57,869	-	57,869	-
Corporate bonds	2,567,034	2,567,034	11,934	2,469,378	85,722
Other mortgage-backed securities	722,305	722,305	-	689,133	33,172

Total fixed maturities	5,962,232	5,962,232	30,528	5,800,535	131,169
Equity securities	53,503	53,503	43,704	9,459	340
Short-term investments	87,561	87,561	87,561	-	-

Totals	6,103,296	6,103,296	161,793	5,809,994	131,509
Separate Account (variable annuity) assets (1)	1,398,281	1,398,281	1,398,281	-	-
Financial Liabilities	-	-	-	-	-

(1)	Separate Account (variable annuity) liabilities are set equal to Separate Account (variable annuity) assets.

Note 3 - Fair Value of Financial Instruments-(Continued)

As of March 31, 2013, the Company transferred the separate account assets and liabilities into Level 1 from Level 2 after reassessing the underlying inputs for the determination of fair value for these assets and liabilities. As disclosed above, fair value is based primarily on market quotations of the underlying securities consistent with the method applied in all prior periods. The Company did not have any other transfers between Levels 1 and 2 during the three months ended March 31, 2013. The following tables present reconciliations for the three months ended March 31, 2013 and 2012 for all Level 3 assets measured at fair value on a recurring basis.

	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2013	$12,275	$85,722	$33,172	$131,169	$340	$131,509
Transfers into Level 3 (1)	2,907	4,671	8,466	16,044	-	16,044
Transfers out of Level 3 (1)	-	(33,678)	-	(33,678)	-	(33,678)
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	(36)	(885)	(127)	(1,048)	-	(1,048)
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	-	-	-	-	-
Paydowns, maturities and distributions	-	(303)	(8,428)	(8,731)	-	(8,731)

Ending balance, March 31, 2013.	$15,146	$55,527	$33,083	$103,756	$340	$104,096

Beginning balance, January 1, 2012	$-	$88,256	$4,532	$92,788	$385	$93,173
Transfers into Level 3 (1)	-	8,833	8,504	17,337	-	17,337
Transfers out of Level 3 (1)	-	(5,247)	-	(5,247)	-	(5,247)
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	-	(1,779)	156	(1,623)	-	(1,623)
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	-	-	-	-	-
Paydowns, maturities and distributions	-	(143)	(127)	(270)	-	(270)

Ending balance, March 31, 2012.	$-	$89,920	$13,065	$102,985	$385	$103,370

(1)

Transfers into and out of Level 3 during the periods ended March 31, 2013 and 2012 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as of the ending date of the reporting period.

Note 3 - Fair Value of Financial Instruments-(Continued)

At March 31, 2013 and 2012, there were no net realized gains included in earnings that were attributable to changes in the fair value of Level 3 assets still held.

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial instruments classified as Level 3 are subject to the control processes as previously described in this note for “Investments”. Generally, valuation for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; inputs such as quoted prices for identical or similar securities that are less liquid; and based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as fixed maturities.

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

Financial Instruments Disclosed, But Not Carried, at Fair Value

The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. The following table presents the carrying value, fair value and fair value hierarchy of these financial assets and financial liabilities at March 31, 2013 and December 31, 2012.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2013
Financial Assets
Investments
Other investments	$135,653	$137,393	$-	$-	$137,393
Financial Liabilities
Fixed annuity contract liabilities	3,311,013	3,119,794	-	-	3,119,794
Policyholder account balances on interest-sensitive life contracts	78,902	78,404	-	-	78,404
Other policyholder funds	101,032	101,032	-	-	101,032
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,825	221,712	221,712	-	-
Other liabilities, repurchase agreement obligations	87,846	87,846	-	87,846	-

December 31, 2012
Financial Assets
Investments
Other investments	$134,985	$135,121	$-	$-	$135,121
Financial Liabilities
Fixed annuity contract liabilities	3,257,758	3,070,111	-	-	3,070,111
Policyholder account balances on interest-sensitive life contracts	79,017	78,519	-	-	78,519
Other policyholder funds	103,227	103,227	-	-	103,227
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,809	219,319	219,319	-	-

Note 4 - Debt

Indebtedness outstanding was as follows:

	March 31, 2013	December 31, 2012
Short-term debt:
Bank Credit Facility, expires October 6, 2015	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $58 and $65 (6.1% imputed rate)	74,942	74,935
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $117 and $126 (6.9% imputed rate)	124,883	124,874

Total	$237,825	$237,809

The Bank Credit Facility, 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Defined Benefit Plan and Supplemental Defined Benefit Plans

The following tables summarize the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three months ended March 31, 2013 and 2012.

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-
Other expenses	90	90	-	-
Interest cost	342	357	154	168
Expected return on plan assets	(560)	(606)	-	-
Settlement loss	258	459	-	-
Amortization of:
Prior service cost	-	-	31	31
Actuarial loss	401	513	51	245

Net periodic pension expense	$531	$813	$236	$444

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to a closed group of eligible employees. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant in that closed group. Funding of HRA accounts was $35 and $40 for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Components of net periodic benefit:
Service cost	$-	$-
Interest cost	23	23
Amortization of prior service cost	-	-
Amortization of prior gain	(59)	(131)

Net periodic income	$(36)	$(108)

2013 Contributions

In 2013, there is no minimum funding requirement for the Company’s defined benefit plan. The following table discloses the minimum funding requirements, contributions made and expected full year contributions for the Company’s plans.

	Defined Benefit Pension Plans
	Defined Benefit Plan	Supplemental Defined Benefit Plans	Other Postretirement Benefits
Minimum funding requirement for 2013	$-	N/A	N/A
Contributions made in the three months ended March 31, 2013	-	$328	$33
Expected contributions (approximations) for the year ended December 31, 2013 as of the time of :
This Form 10-Q (1)	3,000	1,320	480
2012 Form 10-K (2)	2,500	1,320	480

N/A - Not applicable.

(1)	HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(2)	HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, specifically “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits”.

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount

Three months ended March 31, 2013
Premiums written and contract deposits	$252,065	$7,403	$416	$245,078
Premiums and contract charges earned	176,308	7,664	514	169,158
Benefits, claims and settlement expenses	114,178	1,931	452	112,699

Three months ended March 31, 2012
Premiums written and contract deposits	$249,556	$7,263	$460	$242,753
Premiums and contract charges earned	172,390	7,455	569	165,504
Benefits, claims and settlement expenses	108,664	1,388	602	107,878

Note 7 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, primarily personal lines automobile and homeowners products; retirement annuity products, primarily tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to ongoing transactions such as debt service, realized investment gains and losses and certain public company expenses, such items also have included debt retirement costs/gains, when applicable. Summarized financial information for these segments is as follows:

	Three Months Ended March 31,
	2013	2012

Insurance premiums and contract charges earned
Property and casualty	$137,936	$135,046
Annuity	5,072	4,965
Life	26,150	25,493

Total	$169,158	$165,504

Net investment income
Property and casualty	$8,970	$8,872
Annuity	51,354	49,540
Life	17,319	17,512
Corporate and other	-	-
Intersegment eliminations	(240)	(249)

Total	$77,403	$75,675

Net income (loss)
Property and casualty	$10,160	$13,231
Annuity	11,061	11,588
Life	4,340	5,165
Corporate and other	1,451	(3,313)

Total	$27,012	$26,671

	March 31, 2013	December 31, 2012
Assets
Property and casualty	$1,018,363	$1,016,368
Annuity	5,624,351	5,380,780
Life	1,718,125	1,663,696
Corporate and other	123,282	131,449
Intersegment eliminations	(26,767)	(24,567)

Total	$8,457,354	$8,167,726

Note 8 - Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents the accumulated change in shareholders’ equity from transactions and other events and circumstances from non-shareholder sources. For the Company, accumulated other comprehensive income (loss) includes the after-tax change in net unrealized gains and losses on fixed maturities and equity securities and the after-tax change in net funded status of pension and other postretirement benefit obligations as shown in the Consolidated Statements of Changes in Shareholders’ Equity. The following table reconciles these components.

	Unrealized Gains and Losses on Fixed Maturities and Equity Securities (1)(2)	Defined Benefit Plans (1)	Total (1)

Beginning balance, January 1, 2013	$382,400	$(15,311)	$367,089

Other comprehensive income before reclassifications	(3,874)	-	(3,874)
Amounts reclassified from accumulated other comprehensive income	(4,460)	-	(4,460)

Net current-period other comprehensive income	(8,334)	-	(8,334)

Ending balance, March 31, 2013	$374,066	$(15,311)	$358,755

(1)	All amounts are net of tax.
(2)

The pretax amount reclassified from accumulated other comprehensive income, $6,862, is included in net realized investment gains and the related tax expense, $2,402, is included in income tax expense in the Consolidated Statements of Operations.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in “Note 2 — Investments — Unrealized Gains and Losses on Fixed Maturities and Equity Securities”.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company’s business. For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. That discussion includes factors such as:

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

—

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

—

The frequency and severity of catastrophes such as hurricanes, storms, earthquakes and wildfires and the ability of the Company to provide accurate estimates of ultimate catastrophe costs in its consolidated financial statements.

—

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

—	Adverse results from the assessment of the Company’s goodwill asset requiring write off of the impaired portion.
—	The Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

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

—	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
—	The Company’s ability to effectively implement new or enhanced information technology systems and applications.

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

For the three months ended March 31, 2013, the Company’s net income of $27.0 million represented an increase of $0.3 million compared to the prior year, primarily reflecting an increase in realized investment gains largely offset by lower property and casualty earnings. After-tax net realized investment gains increased by $4.1 million between periods. For the property and casualty segment, net income of $10.2 million reflected a decrease of $3.0 million compared to the first quarter of 2012, primarily due to an increase in automobile current accident year losses as well as a modestly lower level of favorable development of prior years’ reserves. Including all factors, the property and casualty combined ratio was 97.2% for the first quarter of 2013 compared to 95.0% for the same period in 2012. Annuity segment net income of $11.1 million for the current period decreased $0.5 million compared to the first three months of 2012, as an increase in the interest margin earned on fixed annuity assets — driven by growth in assets under management — nearly offset the current period lower level of favorable impact of financial market performance on the evaluation of deferred policy acquisition costs. Life segment net income of $4.3 million decreased $0.9 million as mortality losses increased to a more typical level in the current period.

Premiums written and contract deposits increased 1% compared to the first three months of 2012 due to increases in homeowners and automobile average premiums per policy. While at overall favorable levels, annuity deposits received in the first quarter of 2013 decreased 2% compared to the prior year, reflecting a 3% decrease in scheduled deposit receipts accompanied by a 1% decrease in single deposit and rollover receipts in the current year. Property and casualty segment premiums written increased 3% compared to the prior year, reflecting the favorable premium impact from increases in average premium per policy for both homeowners and automobile in the current year. Life segment insurance premiums and contract deposits decreased less than 1% compared to the first quarter of the prior year.

The Company’s book value per share was $31.81 at March 31, 2013, an increase of 16% compared to 12 months earlier. This increase reflected net income for the trailing 12 months and the improvement in net unrealized investment gains due to lower yields on U.S. Treasury securities and narrower credit spreads across virtually all asset classes, the combination of which resulted in an increase in net unrealized gains for the Company’s holdings of corporate securities, municipal securities, mortgage-backed and asset-backed securities, as well as equity securities.

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

Compared to December 31, 2012, at March 31, 2013 there were no material changes to the accounting policies for the areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2013	2012	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$131.5	$127.2	3.4%	$4.3
Involuntary and other property & casualty	0.4	0.5	-20.0%	(0.1)

Total property & casualty	131.9	127.7	3.3%	4.2
Annuity deposits	90.2	92.0	-2.0%	(1.8)
Life	23.0	23.1	-0.4%	(0.1)

Total	$245.1	$242.8	0.9%	$2.3

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2013	2012	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$137.6	$134.6	2.2%	$3.0
Involuntary and other property & casualty	0.3	0.4	-25.0%	(0.1)

Total property & casualty	137.9	135.0	2.1%	2.9
Annuity	5.1	5.0	2.0%	0.1
Life	26.2	25.5	2.7%	0.7

Total	$169.2	$165.5	2.2%	$3.7

For the first three months of 2013, the Company’s premiums written and contract deposits of $245.1 million increased $2.3 million, or 0.9%, compared to the prior year, due to increases in homeowners and automobile average premiums per policy. The Company’s premiums and contract charges earned increased $3.7 million, or 2.2%, compared to the prior year primarily reflecting the increasing favorable impact on earned premium of the automobile and property rate actions taken in the preceding 12 months. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written increased 3.4%, or $4.3 million, in the first three months of 2013. Average written premium per policy for both automobile and homeowners increased compared to the prior year, with the impact partially offset by a reduced level of automobile policies in force in the current period. For the Company’s automobile and homeowners business, rate changes effective during the first three months of 2013 averaged 5% and 12%, respectively, compared to 3% and 6%, respectively, during the same period in 2012. At March 31, 2013, there were 483,000 voluntary automobile and 238,000 homeowners policies in force, for a total of 721,000 policies, compared to a total of 721,000 policies at December 31, 2012 and 723,000 policies at March 31, 2012. During 2011, the Company developed and began implementing state-specific pricing, underwriting and marketing initiatives designed to improve automobile new sales and retention levels, with favorable results beginning to emerge in the last several months of 2011 and continuing in 2012 and 2013.

Based on policies in force, the current year voluntary automobile 12-month retention rate for new and renewal policies was 85.0% compared to 83.2% at March 31, 2012. The property 12-month new and renewal policy retention rate was 89.7% at March 31, 2013 compared to 87.7% at March 31, 2012. Particularly for voluntary automobile, the retention rate has been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans, as well as other underwriting actions.

Voluntary automobile premium written increased 3.2%, or $2.9 million, compared to the first quarter 2012. In the first quarter of 2013, the average written premium per policy and average earned premium per policy increased approximately 2% and 1%, respectively, compared to a year earlier, which was partially offset by the decline in policies in force. Voluntary automobile policies in force at March 31, 2013 decreased 1,000 compared to December 31, 2012 and 2,000 compared to March 31, 2012. Educator policies were equal to December 31, 2012, and decreased modestly compared to March 31, 2012. The number of educator policies represented approximately 83% of the voluntary automobile policies in force at both March 31, 2013 and 2012. The number of non-educator policies decreased compared to both December 31, 2012 and March 31, 2012.

Voluntary homeowners premium written increased 3.7%, or $1.4 million, compared to the first quarter of 2012. The average written and earned premium per policy increased 2% and 3%, respectively, in the first quarter of 2013 compared to a year earlier. Homeowners policies in force at March 31, 2013 increased 1,000 compared to December 31, 2012 and were equal to March 31, 2012. The number of educator policies represented approximately 78% of the homeowners policies in force at both March 31, 2013 and 2012. Educator policies increased slightly compared to December 31, 2012 and increased 1,000 compared to a year ago. Growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

For the three months ended March 31, 2013, total annuity deposits received decreased 2.0%, or $1.8 million, compared to the prior year, with the decrease attributable to both a 3.1% decrease in scheduled annuity deposit receipts and a 0.9% decrease in single premium and rollover deposit receipts. In the first three months of 2013, new deposits to variable accounts increased 11.4%, or $3.1 million, and new deposits to fixed accounts decreased 7.6%, or $4.9 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $4.9 billion at March 31, 2013 increased 8.7% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention. Cash value retentions for variable and fixed annuity options were 94.3% and 95.5%, respectively, for the 12 month period ended March 31, 2013, each reflecting improvement compared to a year earlier. At March 31, 2013, the number of annuity contracts outstanding of 190,000 increased 1,000 contracts compared to December 31, 2012 and 5,000 contracts compared to March 31, 2012.

Variable annuity accumulated balances of $1.5 billion at March 31, 2013 reflected an increase of 7.0% compared to March 31, 2012, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 2.0%, or $0.1 million, compared to the first three months of 2012.

Life segment premiums and contract deposits for the first three months of 2013 were comparable to the prior year. The ordinary life insurance in force lapse ratio was 4.3% for the 12 months ended March 31, 2013 compared to 4.6% for the 12 months ended March 31, 2012.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels over recent years were adversely impacted by the economy and the overall lower level of automobile and home sales compared to levels preceding the 2008 financial crisis; however, new automobile sales levels have been improving steadily.

Despite these challenges, the Company’s strong agency sales momentum carried into the first quarter of 2013. For the first three months of 2013, true new automobile sales units — units associated with new Horace Mann automobile policyholders — increased 1.2% compared to the first quarter of 2012, reflecting the continued positive impact of state-specific pricing, underwriting and marketing programs. Reflecting a lower level of sales from additional vehicles added to existing automobile policies, total new auto units decreased 4.1% compared to the prior year. New homeowners sales units increased 7.0% compared to the prior year.

For sales by Horace Mann’s agency force, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive, record-level results produced in recent years resulting in a 4.7% increase compared to the first quarter of 2012. Sales from the supplemental independent agent distribution channel, which are largely single premium and rollover annuity deposits, decreased 30.7% compared to a year ago. As a result, total Horace Mann annuity sales decreased 2.6% compared to the three months ended March 31, 2012. Overall, the Company’s new scheduled deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 11.7% compared to the first quarter of 2012, and single premium and rollover deposits for Horace Mann annuity products decreased 0.9% compared to the prior year. The Company’s annuity sales levels in recent years have been impacted as K-12 educators respond to uncertainties regarding employment prospects during the economic recession. For employed educators, uncertainty about their future employment has created challenges for new sales of scheduled deposit business. Alternately, in situations where educator retirements increase, opportunities arise for single premium and rollover deposit business. The current low interest rate environment also is a factor in educators’ decisions regarding retirement planning.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years has contributed to the increase in sales of proprietary life products. For the current period, sales of Horace Mann’s proprietary life insurance products increased 28.0%.

Distribution System

At March 31, 2013, there was a combined total of 749 Exclusive Agencies and Employee Agents, compared to 760 at December 31, 2012 and 727 at March 31, 2012. The net increase compared to a year earlier was driven by new Exclusive Agency appointments, partially offset by termination of lower producing agents. At March 31, 2013, there were 620 Horace Mann Exclusive Agencies, an increase of 65 compared to March 31, 2012. At March 31, 2013, in addition to the Exclusive Agencies, there were 129 Employee Agents. See additional description in “Business — Corporate Strategy and Marketing — Dedicated Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 492 authorized agents at March 31, 2013. During the first three months of 2013, this channel generated $8.7 million in annualized new annuity sales for the Company compared to $12.5 million for the first quarter of 2012, reflecting decreases in single and rollover deposit business in the current year.

Net Investment Income

For the three months ended March 31, 2013, pretax investment income of $77.4 million increased 2.2%, or $1.7 million, (2.2%, or $1.1 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets increased 7.7% over the 12 months ended March 31, 2013. The average pretax yield on the investment portfolio was 5.46% (3.68% after tax) for the first three months of 2013 compared to the pretax yield of 5.75% (3.87% after tax) a year earlier. During the first three months of 2013, management continued to identify and secure investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses

For the first three months of 2013, net realized investment gains (pretax) were $6.9 million compared to net realized investment gains of $0.4 million in the prior year’s first quarter. The net gains in all periods were realized from ongoing investment portfolio management activity. There were no impairment charges in the three months ended March 31, 2013 and 2012.

In the first quarter of 2013, the Company’s net realized investment gains of $6.9 million included $7.1 million of gross gains realized on security sales and calls partially offset by $0.2 million of realized losses on securities that were disposed of during the quarter, primarily common stocks.

In the first quarter of 2012, the Company’s net realized investment gains of $0.4 million included $9.6 million of gross gains realized on security sales and calls nearly offset by $9.2 million of realized losses on securities that were disposed of during the quarter, primarily commercial mortgage-backed securities.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are due to issuer-specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of March 31, 2013 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2012, yields on U.S. Treasury securities increased slightly and credit spreads were virtually unchanged across most asset classes except for lower rated corporate, municipal and mortgage-backed securities where the spreads tightened in 2013, the combination of which resulted in a decrease in net unrealized gains for the Company’s holdings of corporate, government, municipal, residential and commercial mortgage-backed securities, partially offset by an increase in net unrealized gains for the Company’s holding of common stocks.

	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Gain
Fixed Maturity Securities
Corporate bonds
Banking and Finance	69	$491.9	$439.4	$52.5
Energy	67	278.0	243.2	34.8
Utilities	42	262.3	217.9	44.4
Insurance	33	170.6	141.8	28.8
Metal and Mining	21	140.5	128.9	11.6
Broadcasting and Media	30	130.0	112.6	17.4
Transportation	23	127.8	116.2	11.6
Telecommunications	24	125.7	113.3	12.4
Technology	31	115.8	107.9	7.9
Health Care	31	108.6	96.5	12.1
All Other Corporates (1)	194	698.3	630.0	68.3

Total corporate bonds	565	2,649.5	2,347.7	301.8
Mortgage-backed securities
U.S. government and federally sponsored agencies	384	631.5	562.7	68.8
Commercial	25	99.9	94.9	5.0
Other	12	15.0	11.0	4.0
Municipal bonds	485	1,604.2	1,422.4	181.8
Government bonds
U.S.	8	448.5	415.0	33.5
Foreign	9	59.3	50.4	8.9
Collateralized debt obligations (2)	35	143.5	137.0	6.5
Asset-backed securities	108	492.3	468.8	23.5

Total fixed maturity securities	1,631	$6,143.7	$5,509.9	$633.8

Equity Securities
Non-redeemable preferred stocks	9	$12.7	$12.5	$0.2
Common stocks	156	46.0	40.6	5.4

Total equity securities	165	$58.7	$53.1	$5.6

Total	1,796	$6,202.4	$5,563.0	$639.4

(1)

The All Other Corporates category contains 20 additional industry classifications. Real estate, natural gas, industry, consumer products, gaming and retail represented $479.7 million of fair value at March 31, 2013, with the remaining 14 classifications each representing less than $45 million.

(2)

Based on fair value, 85.4% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2013.

At March 31, 2013, the Company’s diversified fixed maturity securities portfolio consisted of 1,911 investment positions, issued by 1,631 entities, and totaled approximately $6.1 billion in fair value. This portfolio was 95.0% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At March 31, 2013, 94.3% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	Percent of Portfolio Fair Value		March 31, 2013
	December 31, 2012	March 31, 2013	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA	4.2%	4.9%	$300.6	$278.1
AA (2)	33.8	33.4	2,052.4	1,835.4
A	25.6	26.0	1,598.4	1,403.8
BBB	31.2	30.7	1,886.1	1,702.8
BB	2.5	2.5	152.2	142.5
B	2.4	2.2	136.6	129.8
CCC or lower	0.2	0.2	9.3	9.5
Not rated (3)	0.1	0.1	8.1	8.0

Total fixed maturity securities	100.0%	100.0%	$6,143.7	$5,509.9

Equity securities
AAA	-	-	-	-
AA	7.8%	7.1%	$4.2	$4.1
A	1.9	1.7	1.0	1.4
BBB	11.4	10.1	5.9	5.6
BB	2.8	2.7	1.6	1.5
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated (4)	76.1	78.4	46.0	40.5

Total equity securities	100.0%	100.0%	$58.7	$53.1

Total			$6,202.4	$5,563.0

(1)

Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)

At March 31, 2013, the AA rated fair value amount included $429.8 million of U.S. government and federally sponsored agency securities and $637.1 million of mortgage- and asset-backed securities issued by U.S. government and federally sponsored agencies.

(3)	Included in this category is $8.0 million fair value of private placement securities not rated by either S&P or Moody’s.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At March 31, 2013, total fair value of the Company’s European fixed maturity securities direct exposure was $245.2 million with a net unrealized gain of $18.0 million. The Company generally defines its country classification by issuer country of incorporation or domicile where appropriate. Given the economic, fiscal and political uncertainties surrounding a number of European countries, especially Greece, Ireland, Italy, Portugal and Spain (collectively “GIIPS”) and France, the Company closely monitors its direct European securities exposures. At March 31, 2013, the Company had no sovereign or equity security exposure in any European country, no exposure in the banking and finance industry in any of the GIIPS countries or France, no unfunded exposure related to its European securities holdings and no derivative or hedging instruments in its investment portfolio.

The Company also carefully monitors, and analyzes a number of factors to understand and identify, its indirect European exposure. While many factors are considered, it is difficult to know if all potential factors which may indirectly impact the Company’s investment portfolio have been identified. The factors the Company considers include, but are not limited to, the issuer’s parent-subsidiary relationship, principal place of business, management location, source of revenue streams, industry classification and asset characteristics. At March 31, 2013, the Company did not identify significant indirect exposure to European countries in its investment portfolio.

The following table summarizes the Company’s direct exposures by asset category related to selected groups of European countries and to Europe in total as of March 31, 2013.

	Sovereign		Banking		Other Corporate		Asset-backed		Total
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed Maturity Securities:
GIIPS
Greece	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ireland	-	-	-	-	4.1	0.1	10.0	0.2	14.1	0.3
Italy	-	-	-	-	-	-	-	-	-	-
Portugal	-	-	-	-	-	-	-	-	-	-
Spain	-	-	-	-	10.8	0.8	-	-	10.8	0.8

Total GIIPS	-	-	-	-	14.9	0.9	10.0	0.2	24.9	1.1
France	-	-	-	-	19.4	2.2	-	-	19.4	2.2
United Kingdom	-	-	4.0	0.5	110.5	6.3	-	-	114.5	6.8
Other European
Countries (1)	-	-	28.5	3.8	48.2	3.8	9.7	0.3	86.4	7.9

Total	$-	$-	$32.5	$4.3	$193.0	$13.2	$19.7	$0.5	$245.2	$18.0

(1)	The Other European Countries category contains 6 countries with the total fair value amount for each country representing less than $39 million.

At March 31, 2013, the Company had $99.9 million fair value in commercial mortgage-backed securities (“CMBS”), all in the annuity and life portfolios, with a net unrealized gain of $5.0 million. At March 31, 2013, the Company’s CMBS portfolio was 98.8% investment grade, with an overall credit rating of AA, and well diversified by property type, geography and sponsor.

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

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	March 31, 2013			December 31, 2012
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	8	$63.9	$2.1	5	$39.1		$3.0
AA	5	18.0	0.8	5	13.5		0.9
A	4	7.4	1.2	4	7.5		1.3
BBB	7	9.4	0.9	7	11.1		1.0
BB and below	1	1.2	*	2	3.5		*

Total	25	$99.9	$5.0	23	$74.7		$6.2

Vintage year
2003 and prior	2	$2.2	$0.1	2	$2.7	$	*
2004	7	10.8	0.7	7	10.6		0.6
2005	4	23.4	2.3	4	23.7		2.7
2006	6	13.1	1.1	7	12.2		1.4
2007	2	4.9	1.5	2	4.9		1.5
2012	1	20.1	(0.5)	1	20.6		*
2013	3	25.4	(0.2)	-	-		-

Total	25	$99.9	$5.0	23	$74.7		$6.2

Property type
Conduit/Fusion	19	$36.9	$3.9	20	$39.6		$4.3
Single borrower	5	58.2	1.1	3	35.1		1.9
Large loan	1	4.8	*	-	-		-

Total	25	$99.9	$5.0	23	$74.7		$6.2

*	Less than $0.1 million.

At March 31, 2013, the Company had $505.0 million fair value in financial institution bonds, preferred stocks and common stocks with a net unrealized gain of $53.1 million. The Company’s holdings in this sector are well diversified among numerous institutions.

At March 31, 2013, the Company had $1,604.2 million fair value invested in municipal bonds with a net unrealized gain of $181.8 million. Of the geographically diversified municipal bond holdings, approximately 50% are tax-exempt and 79% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of these securities was A+, with approximately 25% of the value insured at March 31, 2013. This represents approximately 6% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers or other forms of guarantee. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was A+ at March 31, 2013.

At March 31, 2013, the fixed maturity securities and equity securities portfolios had a combined $12.6 million pretax of gross unrealized losses on $474.0 million fair value related to 179 positions. Of this amount, $6.5 million of pretax gross unrealized losses were on $391.2 million fair value for 133 positions that had been in a continuous unrealized loss position for 9 months or less.

Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 5 were trading below 80% of book value at March 31, 2013 and were not considered other-than-temporarily impaired. These positions included structured securities, corporate securities and equity securities. The 5 securities with fair values below 80% of book value at March 31, 2013 had fair value of $10.8 million, representing 0.2% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $2.9 million.

The Company views the unrealized losses of all of the securities at March 31, 2013 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of expected cash flows exceeds the Company’s amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any events that call into question the ability of the issuers of the securities to honor their contractual commitments. Therefore, no impairment of these securities was recorded at March 31, 2013. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Three Months Ended March 31,		Change From Prior Year
	2013	2012	Percent	Amount
Property and casualty	$96.4	$93.2	3.4%	$3.2
Annuity	0.3	(0.2)	N.M.	0.5
Life	16.0	14.9	7.4%	1.1

Total	$112.7	$107.9	4.4%	$4.8

Property and casualty catastrophe losses, included above	$5.7	$5.9	-3.4%	$(0.2)

N.M. – Not meaningful.

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended March 31,
	2013	2012
Incurred claims and claim expenses:
Claims occurring in the current year	$99.7	$97.2
Decrease in estimated reserves for claims occurring in prior years	(3.3)	(4.0)

Total claims and claim expenses incurred	$96.4	$93.2

Property and casualty loss ratio:
Total	69.9%	69.0%
Effect of catastrophe costs, included above	4.2%	4.4%
Effect of prior years’ reserve development, included above	-2.4%	-3.0%

In the three months ended March 31, 2013, the Company’s benefits, claims and settlement expenses increased $4.8 million, or 4.4%, compared to the prior year, primarily reflecting a $3.2 million increase in the property and casualty segment. In the first quarter of 2013, automobile non-catastrophe losses increased compared to the prior year, primarily driven by lower anticipated current accident year salvage and subrogation recoveries for automobile compared to the assumptions used in the first quarter of 2012.

The current period favorable development of prior years’ property and casualty reserves of $3.3 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2012 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss emergence for accident years 2011 and prior.

For the three months ended March 31, 2013, the voluntary automobile loss ratio of 73.7% increased by 1.9 percentage points compared to the prior year, including development of prior years’ reserves that had a 0.1 percentage point less favorable impact in the current year, slightly lower catastrophe losses for this line of business which represented a 0.1 percentage point decrease in the current accident year loss ratio, and the unfavorable impact of lower anticipated salvage and subrogation recoveries for 2013, as noted above. The homeowners loss ratio of 61.6% for the three months ended March 31, 2013 decreased 1.5 percentage points compared to a year earlier, including a 0.5 percentage point decrease due to the lower level of catastrophe costs. Catastrophe costs represented 11.4 percentage points of the homeowners loss ratio for the current period compared to 11.9 percentage points for the prior year. Development of prior years’ homeowners reserves had a 1.4 percentage point less favorable impact in the first three months of 2013.

For the annuity segment, benefits of $0.3 million in the current quarter increased $0.5 million compared to the prior year. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.3 million at March 31, 2013 compared to $0.4 million at both December 31, 2012 and March 31, 2012. The changes in this reserve reflected the impact of financial market performance in the respective years.

For the life segment, benefits in the current quarter increased $1.1 million compared to a year earlier, primarily reflecting mortality costs returning to a more typical level.

Interest Credited to Policyholders

	Three Months Ended March 31,		Change From Prior Year
	2013	2012	Percent	Amount
Annuity	$30.7	$29.6	3.7%	$1.1
Life	10.7	10.4	2.9%	0.3

Total	$41.4	$40.0	3.5%	$1.4

Compared to the first three months of 2012, the current year increase in annuity segment interest credited reflected a 9.7% increase in average accumulated fixed deposits, partially offset by a 22 basis point decline in the average annual interest rate credited to 3.75%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the three months ended March 31, 2013 and 2012 were 201 basis points and 211 basis points, respectively. The net interest spread decrease reflected lower average investment yields which were partially offset by crediting rate decreases.

As of March 31, 2013, fixed annuity account values totaled $3.4 billion, including $3.2 billion of deferred annuities. For approximately 86%, or $2.7 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates additional fixed annuity spread compression in future periods. Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values as of March 31, 2013 is shown below.

	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
	Percent of Total	Accumulated Value	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	14.3%	$451.6	4.0%	$111.0
Equal to 2% but less than 3%	9.5	301.9	8.3	226.1
Equal to 3% but less than 4%	16.5	523.0	18.6	509.6
Equal to 4% but less than 5%	57.8	1,829.9	66.9	1,829.8
5% or higher	1.9	59.5	2.2	59.5

Total	100.0%	$3,165.9	100.0%	$2,736.0

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $20.1 million for the first three months of 2013 compared to $17.8 million for the same period in 2012. At March 31, 2013, the evaluation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $1.6 million compared to a decrease in amortization of $2.6 million from a similar evaluation at March 31, 2012, with the decline primarily due to financial market performance. For the life segment, the March 31, 2013 evaluation of deferred policy acquisition costs resulted in no change in amortization, compared to a $0.1 million increase recorded as a result of the March 31, 2012 evaluation.

Operating Expenses

For the first three months of 2013, operating expenses of $38.8 million increased 2.4%, or $0.9 million, compared to the same period in the prior year, but were generally consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

The property and casualty expense ratio of 27.3% for the three months ended March 31, 2013 increased 1.3 percentage points compared to the prior year expense ratio of 26.0%, consistent with management’s expectations for the current year.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.9% and 28.8% for the three months ended March 31, 2013 and 2012, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.7 and 7.4 percentage points for the three months ended March 31, 2013 and 2012, respectively.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2013, the Company’s federal income tax returns for years prior to 2007 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended March 31, 2013, the Company’s net income of $27.0 million represented an increase of $0.3 million compared to the prior year, primarily reflecting an increase in realized investment gains largely offset by lower property and casualty earnings. After-tax net realized investment gains increased by $4.1 million between periods. For the property and casualty segment, net income of $10.2 million reflected a decrease of $3.0 million compared to the first quarter of 2012, primarily due to an increase in automobile current accident year losses as well as a modestly lower level of favorable development of prior years’ reserves. Including all factors, the property and casualty combined ratio was 97.2% for the first quarter of 2013 compared to 95.0% for the same period in 2012. Annuity segment net income of $11.1 million for the current period decreased $0.5 million compared to the first three months of 2012, as an increase in the interest margin earned on fixed annuity assets — driven by growth in assets under management — nearly offset the current period lower level of favorable impact of financial market performance on the evaluation of deferred policy acquisition costs. Life segment net income of $4.3 million decreased $0.9 million as mortality losses increased to a more typical level in the current period.

Net income by segment and net income per share were as follows:

	Three Months Ended March 31,		Change From Prior Year
	2013	2012	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$10.2	$13.2	-22.7%	$(3.0)
Annuity	11.1	11.6	-4.3%	(0.5)
Life	4.3	5.2	-17.3%	(0.9)
Corporate and other (1)	1.4	(3.3)	N.M.	4.7

Net income	$27.0	$26.7	1.1%	$0.3

Effect of catastrophe costs, after tax, included above	$(3.7)	$(3.8)	-2.6%	$0.1

Effect of realized investment gains, after tax, included above	$4.4	$0.3	N.M.	$4.1

Diluted:
Net income per share	$0.66	$0.64	3.1%	$0.02

Weighted average number of shares and equivalent shares (in millions)	41.1	41.5	-1.0%	(0.4)

Property and casualty combined ratio:
Total	97.2%	95.0%	N.M	2.2%
Effect of catastrophe costs, included above	4.2%	4.4%	N.M.	-0.2%
Effect of prior years’ reserve development, included above	-2.4%	-3.0%	N.M.	0.6%

N.M. – Not meaningful.

(1)

The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three months ended March 31, 2013, the changes in net income for the property and casualty, annuity and life segments are described in the preceding paragraphs.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the three months ended March 31, 2013 and 2012, net realized investment gains after tax were $4.4 million and $0.3 million, respectively. For the corporate and other segment, a higher level of net realized investment gains was the primary driver of the current year increase in net income compared to the first quarter of 2012.

Return on average shareholders’ equity based on net income was 9% and 7% for the trailing 12 months ended March 31, 2013 and 2012, respectively.

The accounting guidance adopted by the Company effective January 1, 2013 is described in “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation — Adopted Accounting Standards”.

Outlook for 2013

At the time of this Quarterly Report on Form 10-Q, management estimates that 2013 full year net income before realized investment gains and losses will be within a range of $1.75 to $1.95 per diluted share. This projection incorporates the Company’s results for 2012 along with anticipation that life mortality costs will return to modeled levels and the impact of evaluating annuity deferred policy acquisition costs will be minimal. Compared to 2012, estimated net income for 2013 also anticipates an improvement in property and casualty segment current accident year results partially offset by a lower level of favorable development of prior years’ reserves. Excluding the impact of the evaluation of deferred policy acquisition costs, 2013 annuity segment net income is anticipated to be relatively consistent with 2012, as growth in assets under management is expected to offset an anticipated decline in the net interest spread. In addition to these segment-specific factors, the Company plans to incur pretax expenses of $3 million to $4 million for customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2013 and 2012, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2013, net cash provided by operating activities decreased somewhat compared to the same period in 2012, primarily due to an increase in operating expenses paid, including incentive compensation payments.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2013 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $84 million, of which $10 million was paid during the three months ended March 31, 2013. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 8 — Statutory Information and Restrictions” of the Company’s Annual Report on 10-K for the year ended December 31, 2012.

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

The Company’s annuity business produced net positive cash flows in the first three months of 2013. For the three months ended March 31, 2013, receipts from annuity contracts decreased $1.8 million, or 2.0%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $7.4 million, or 13.6%, compared to the prior year.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (“NAIC”). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in “Notes to Consolidated Financial Statements — Note 8 — Statutory Information and Restrictions” of the Company’s Annual Report on 10-K for the year ended December 31, 2012.

The total capital of the Company was $1,499.5 million at March 31, 2013, including $199.8 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 21.1% of total capital excluding unrealized investment gains and losses (15.9% including unrealized investment gains and losses) at March 31, 2013, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,261.7 million at March 31, 2013, including a net unrealized gain in the Company’s investment portfolio of $374.1 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $827.1 million and $20.85, respectively, at March 31, 2013. Book value per share was $31.81 at March 31, 2013 ($22.38 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at March 31, 2013 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $8.1 million for the three months ended March 31, 2013. In March 2013, the Board of Directors announced regular quarterly dividends of $0.195 per share.

During the first three months of 2013, the Company repurchased 89,649 shares of its common stock, or 0.2% of the outstanding shares on December 31, 2012, at an aggregate cost of $1.8 million, or an average price per share of $20.53 under its $50.0 million share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Stock Options” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The repurchase of shares was financed through use of cash. As of March 31, 2013, $30.4 million remained authorized for future share repurchases.

As of March 31, 2013, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of March 31, 2013, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of March 31, 2013, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on October 6, 2015. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.45%, as of March 31, 2013). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2013. During the three months ended March 31, 2013, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

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

Assigned ratings as of April 30, 2013 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of April 30, 2013
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best
Horace Mann Life Insurance Company	A (stable)	N.A.
HMEC’s property and casualty subsidiaries	A- (stable)	N.A.
HMEC	N.A.	bbb (stable)

N.A. – Not applicable.

(1)	This agency has not yet rated Horace Mann Lloyds.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. Subsequent to the February 28, 2013 SEC filing of the Company’s recent Form 10-K, information received from the FHCF indicated that the Company’s maximum for the 2012-2013 contract period had been revised to $21.0 million from $20.4 million, based on the FHCF’s financial resources, with no change in the retention, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida.

Information regarding the reinsurance program for the Company’s life segment is located in “Business — Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 4:    Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2013 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A: Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on December 7, 2011 the Company’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended March 31, 2013, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

January 1 - 31	-	-	-	$32.2 million
February 1 - 28	55,400	$20.51	55,400	$31.1 million
March 1 - 31	34,249	$20.57	34,249	$30.4 million

Total	89,649	$20.53	89,649	$30.4 million

Item 5:     Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2013 which has not been filed with the SEC.

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

	10.1(a)	First Amendment to Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent.

Exhibit No.	Description

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

10.13*

Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.13(a)*

Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.14*

Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

Exhibit No.		Description

10.14(a)*

Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

	10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.15(a)*

HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.15(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 10, 2013	/s/ Peter H. Heckman

Peter H. Heckman
President and Chief Executive Officer

Date	May 10, 2013	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	May 10, 2013	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2013

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. Management contracts and compensatory plans are indicated by an asterisk (*).

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

	10.1(a)	First Amendment to Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent.

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

10.13*

Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.13(a)*

Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.14*

Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.14(a)*

Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.15(a)*

HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.15(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

Exhibit No.		Description

	10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

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

