Form 10-Q
period 2013-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2013-11-07
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 31, 2013, 40,325,799 shares of Common Stock, par value $0.001 per share, were outstanding, net of 23,117,554 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of September 30, 2013, the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2013 and 2012, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
November 7, 2013

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2013, $5,662,718; 2012, $5,311,457)	$5,940,522	$5,962,232
Equity securities, available for sale, at fair value (cost 2013, $83,079; 2012, $52,396)	86,631	53,503
Short-term and other investments	313,599	276,362
Total investments	6,340,752	6,292,097
Cash	45,773	15,181
Deferred policy acquisition costs	233,168	196,885
Goodwill	47,396	47,396
Other assets	227,957	217,886
Separate Account (variable annuity) assets	1,627,685	1,398,281
Total assets	$8,522,731	$8,167,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$3,454,356	$3,257,758
Interest-sensitive life contract liabilities	773,791	761,671
Unpaid claims and claim expenses	296,983	289,395
Future policy benefits	221,380	214,562
Unearned premiums	223,301	213,268
Total policy liabilities	4,969,811	4,736,654
Other policyholder funds	97,823	103,227
Other liabilities	500,247	445,952
Short-term debt	38,000	38,000
Long-term debt	199,858	199,809
Separate Account (variable annuity) liabilities	1,627,685	1,398,281
Total liabilities	7,433,424	6,921,923
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2013, 63,236,761; 2012, 62,311,787	63	62
Additional paid-in capital	400,081	383,135
Retained earnings	974,264	921,969
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	160,551	382,400
Net funded status of pension and other postretirement benefit obligations	(15,311)	(15,311)
Treasury stock, at cost, 2013, 23,117,554 shares; 2012, 22,943,925 shares	(430,341)	(426,452)
Total shareholders’ equity	1,089,307	1,245,803
Total liabilities and shareholders’ equity	$8,522,731	$8,167,726

See accompanying Notes to Consolidated Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues
Insurance premiums and contract charges earned	$173,761	$167,904	$514,480	$499,743
Net investment income	78,466	76,649	233,230	228,658
Net realized investment gains (losses)	(1,407)	10,762	20,872	21,060
Other income	1,064	1,233	3,470	5,936

Total revenues	251,884	256,548	772,052	755,397

Benefits, losses and expenses
Benefits, claims and settlement expenses	112,701	106,051	346,165	344,913
Interest credited	42,924	41,411	126,430	121,844
Policy acquisition expenses amortized	20,911	20,406	63,985	60,538
Operating expenses	41,407	37,955	119,239	114,382
Interest expense	3,553	3,556	10,656	10,666

Total benefits, losses and expenses	221,496	209,379	666,475	652,343

Income before income taxes	30,388	47,169	105,577	103,054
Income tax expense	6,789	14,903	28,971	31,014

Net income	$23,599	$32,266	$76,606	$72,040

Net income per share
Basic	$0.59	$0.82	$1.93	$1.82
Diluted	$0.57	$0.78	$1.85	$1.74

Weighted average number of shares and equivalent shares (in thousands)
Basic	40,001	39,381	39,767	39,572
Diluted	41,732	41,138	41,363	41,295

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(11)	$-	$(974)	$-
Portion of losses recognized in other comprehensive income	-	-	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	(11)	-	(974)	-
Realized gains (losses), net	(1,396)	10,762	21,846	21,060
Total	$(1,407)	$10,762	$20,872	$21,060

See accompanying Notes to Consolidated Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Comprehensive income (loss)
Net income	$23,599	$32,266	$76,606	$72,040
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(36,296)	61,557	(221,849)	127,979
Change in net funded status of pension and other postretirement benefit obligations	-	-	-	-
Other comprehensive income (loss)	(36,296)	61,557	(221,849)	127,979
Total	$(12,697)	$93,823	$(145,243)	$200,019

See accompanying Notes to Consolidated Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2013	2012

Common stock, $0.001 par value
Beginning balance	$62	$62
Options exercised, 2013, 766,716 shares; 2012, 297,592 shares	1	-
Conversion of common stock units, 2013, 11,851 shares; 2012, 15,084 shares	-	-
Conversion of restricted stock units, 2013, 146,407 shares; 2012, 91,327 shares	-	-
Ending balance	63	62

Additional paid-in capital
Beginning balance	383,135	373,384
Options exercised and conversion of common stock units and restricted stock units	15,881	5,480
Share-based compensation expense	1,065	1,207
Ending balance	400,081	380,071

Retained earnings
Beginning balance	921,969	840,644
Net income	76,606	72,040
Cash dividends, 2013, $0.585 per share; 2012, $0.39 per share	(24,311)	(16,001)
Ending balance	974,264	896,683

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	367,089	251,980
Change in net unrealized gains and losses on fixed maturities and equity securities	(221,849)	127,979
Change in net funded status of pension and other postretirement benefit obligations	-	-
Ending balance	145,240	379,959

Treasury stock, at cost
Beginning balance, 2013, 22,943,925 shares; 2012, 22,028,030 shares	(426,452)	(410,717)
Acquisition of shares, 2013, 173,629 shares; 2012, 801,086 shares	(3,889)	(13,640)
Ending balance, 2013, 23,117,554 shares; 2012, 22,829,116 shares	(430,341)	(424,357)
Shareholders’ equity at end of period	$1,089,307	$1,232,418

See accompanying Notes to Consolidated Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows - operating activities
Premiums collected	$516,404	$497,282
Policyholder benefits paid	(361,356)	(362,726)
Policy acquisition and other operating expenses paid	(192,196)	(177,154)
Federal income taxes paid	(24,801)	(14,728)
Investment income collected	227,716	220,433
Interest expense paid	(7,159)	(7,232)
Contribution to defined benefit pension plan trust	(3,103)	(2,534)
Other	(4,581)	(3,107)

Net cash provided by operating activities	150,924	150,234

Cash flows - investing activities
Fixed maturities
Purchases	(907,186)	(1,018,438)
Sales	270,329	470,684
Maturities, paydowns, calls and redemptions	361,925	453,184
Purchase of other invested assets	(25,000)	(50,000)
Net cash used in short-term and other investments	(37,911)	(82,423)

Net cash used in investing activities	(337,843)	(226,993)

Cash flows - financing activities
Dividends paid to shareholders	(24,311)	(16,001)
Acquisition of treasury stock	(3,889)	(13,640)
Exercise of stock options	12,729	3,846
Annuity contracts, variable and fixed
Deposits	316,780	302,870
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(202,447)	(161,414)
Life policy accounts
Deposits	1,136	1,326
Withdrawals and surrenders	(3,371)	(3,997)
Cash received related to repurchase agreements	121,285	-
Change in bank overdrafts	(401)	(1,763)

Net cash provided by financing activities	217,511	111,227

Net increase in cash	30,592	34,468

Cash at beginning of period	15,181	7,452

Cash at end of period	$45,773	$41,920

See accompanying Notes to Consolidated Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013 and 2012
(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2013, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2013 and 2012. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2013 presentation.

Note 1 - Basis of Presentation-(Continued)

Adopted Accounting Standards

Comprehensive Income

Effective January 1, 2013, the Company prospectively adopted accounting guidance to improve the disclosure of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, the reclassifications are required to be cross-referenced to other disclosures that provide additional detail about those amounts. As shown in “Note 8 — Accumulated Other Comprehensive Income (Loss)”, certain disclosures in the Company’s Notes to Consolidated Financial Statements have been expanded to address additional information required by this guidance. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

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

Fixed Maturities and Equity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities (“fixed maturities”) and equity securities. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of September 30, 2013 and December 31, 2012 were as follows:

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (2)
September 30, 2013
Fixed maturity securities
U.S. government and federally
sponsored agency obligations (1):
Mortgage-backed securities	$559,749	$40,317	$12,705	$587,361	$-
Other, including
U.S. Treasury securities	455,923	13,523	14,345	455,101	-
Municipal bonds	1,395,769	93,091	29,249	1,459,611	-
Foreign government bonds	49,501	5,169	349	54,321	-
Corporate bonds	2,391,920	193,315	31,811	2,553,424	-
Other mortgage-backed securities	809,856	29,251	8,403	830,704	2,786
Totals	$5,662,718	$374,666	$96,862	$5,940,522	$2,786
Equity securities	$83,079	$7,225	$3,673	$86,631	$-

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

(1)
Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $364,823 and $375,111; Federal Home Loan Mortgage Corporation (“FHLMC”) of $439,184 and $418,174; and Government National Mortgage Association (“GNMA”) of $126,881 and $136,998 as of September 30, 2013 and December 31, 2012, respectively.

(2)
Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance. Amounts also include unrealized gains/losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Compared to December 31, 2012, the reduction in net unrealized gains at September 30, 2013 was due to higher yields on U.S. Treasury securities and virtually unchanged credit spreads across most asset classes in 2013, the combination of which resulted in a decrease in net unrealized gains for the Company’s holdings of corporate, municipal, mortgage-backed, and government securities.

Note 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at September 30, 2013 and December 31, 2012, respectively. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2013 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of future cash flows exceeds the amortized cost bases. In addition, management expects to recover the entire cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at September 30, 2013.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Fixed maturity securities
U.S. government and federally
sponsored agency obligations:
Mortgage-backed securities	$112,736	$12,705	$40	$-	$112,776	$12,705
Other	191,183	14,345	-	-	191,183	14,345
Municipal bonds	369,099	27,759	12,010	1,490	381,109	29,249
Foreign government bonds	5,626	349	-	-	5,626	349
Corporate bonds	577,369	27,982	14,305	3,829	591,674	31,811
Other mortgage-backed securities	222,222	7,246	29,125	1,157	251,347	8,403
Total fixed
maturity securities	1,478,235	90,386	55,480	6,476	1,533,715	96,862
Equity securities (1)	34,139	3,251	1,034	422	35,173	3,673
Combined totals	$1,512,374	$93,637	$56,514	$6,898	$1,568,888	$100,535

Number of positions with a
gross unrealized loss	509		30		539
Fair value as a percentage of
total fixed maturities and
equity securities fair value	25.1%		0.9%		26.0%

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

Note 2 - Investments-(Continued)

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of September 30, 2013 and 2012 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Nine Months Ended
	September 30,
	2013	2012
Cumulative credit loss (1)
Beginning of period	$2,877	$3,957
New credit losses (2)	860	2
Losses related to securities sold or paid down during the period	-	(1,082)
End of period	$3,737	$2,877

(1)
The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

(2)	For the nine months ended September 30, 2013, the other than temporary impairment loss was recorded on a Detroit general obligation bond.

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

	Percent of Total Fair Value		September 30, 2013
	September 30,	December 31,	Fair	Amortized
	2013	2012	Value	Cost
Estimated expected maturity:
Due in 1 year or less	4.6%	4.3%	$271,941	$259,224
Due after 1 year through 5 years	20.3	20.8	1,209,226	1,152,678
Due after 5 years through 10 years	38.5	38.4	2,290,089	2,182,994
Due after 10 years
through 20 years	19.9	18.7	1,179,999	1,124,817
Due after 20 years	16.7	17.8	989,267	943,005
Total	100.0%	100.0%	$5,940,522	$5,662,718

Average option-adjusted
duration, in years	6.3	6.3

Note 2 - Investments-(Continued)

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturity securities
Proceeds received	$56,343	$191,155	$270,329	$470,684
Gross gains realized	1,807	10,528	16,197	27,891
Gross losses realized	(4,117)	(139)	(4,598)	(11,968)

Equity securities
Proceeds received	$3,742	$1,970	$14,875	$2,894
Gross gains realized	531	67	3,875	84
Gross losses realized	(103)	(157)	(490)	(233)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net unrealized investment gains (losses)
on fixed maturity securities, net of tax
Beginning of period	$220,668	$356,104	$423,004	$284,338
Change in unrealized investment
gains and losses	(41,288)	70,702	(231,116)	146,569
Reclassification of net realized
investment (gains) losses
to net income	1,193	(7,054)	(11,315)	(11,155)
End of period	$180,573	$419,752	$180,573	$419,752

Net unrealized investment gains (losses)
on equity securities, net of tax
Beginning of period	$3,266	$543	$720	$2,408
Change in unrealized investment
gains and losses	(679)	646	3,840	1,373
Reclassification of net realized
investment (gains) losses
to net income	(278)	58	(2,251)	(2,534)
End of period	$2,309	$1,247	$2,309	$1,247

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

As part of repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For the repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in high quality floating rate fixed maturity securities. The Company accounts for the repurchase agreements as collateralized borrowings. The securities transferred under repurchase agreements are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $123,368 as of September 30, 2013. The obligation for securities sold under agreement to repurchase was $121,308, including accrued interest, as of September 30, 2013.

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

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure (1) the values received are reasonable and accurately recorded, (2) the data inputs and valuation techniques utilized are appropriate and consistently applied, and (3) the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 88% and 89% of the portfolio, based on fair value, was priced through pricing services or index priced as of September 30, 2013 and 2012, respectively. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2, otherwise they were classified as Level 3. There were no significant changes to the valuation process during the first nine months of 2013.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in the first nine months of 2013.

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

Long-term Debt

The Company carries long-term debt at amortized cost.  The fair value of long-term debt is estimated based on unadjusted quoted market prices of the Company’s securities or unadjusted market prices based on similar publicly traded issues when trading activity for the Company’s securities is not sufficient to provide a market price.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Other Liabilities, Repurchase Agreements

The Company carries the obligations for securities sold under agreements to repurchase at cost, which approximates fair value due to the short duration of the obligations.

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. At September 30, 2013, Level 3 invested assets below comprised approximately 2.1% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2013
Financial Assets
Investments
Fixed maturities
U.S. government and federally
sponsored agency obligations:
Mortgage-backed securities	$587,361	$587,361	$-	$587,361	$-
Other, including
U.S. Treasury securities	455,101	455,101	18,063	437,038	-
Municipal bonds	1,459,611	1,459,611	-	1,451,296	8,315
Foreign government bonds	54,321	54,321	-	54,321	-
Corporate bonds	2,553,424	2,553,424	10,090	2,479,043	64,291
Other mortgage-backed securities	830,704	830,704	-	767,694	63,010
Total fixed maturities	5,940,522	5,940,522	28,153	5,776,753	135,616
Equity securities	86,631	86,631	70,381	16,244	6
Short-term investments	94,245	94,245	78,956	15,289	-
Totals	6,121,398	6,121,398	177,490	5,808,286	135,622
Separate Account
(variable annuity) assets (1)	1,627,685	1,627,685	1,627,685	-	-
Financial Liabilities	-	-	-	-	-

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

As of March 31, 2013, the Company transferred the separate account assets and liabilities into Level 1 from Level 2 after reassessing the underlying inputs for the determination of fair value for these assets and liabilities. As disclosed above, fair value is based primarily on market quotations of the underlying securities consistent with the method applied in all prior periods. The Company did not have any other transfers between Levels 1 and 2 during the nine months ended September 30, 2013. The following tables present reconciliations for the three and nine months ended September 30, 2013 and 2012 for all Level 3 assets measured at fair value on a recurring basis.

	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance July 1, 2013	$3,764	$56,590	$49,343	$109,697	$6	$109,703
Transfers into Level 3 (1)	5,546	9,315	23,828	38,689	-	38,689
Transfers out of Level 3 (1)	(800)	-	(1,881)	(2,681)	-	(2,681)
Total gains or losses
Net realized gains (losses)
included in net income	-	-	-	-	-	-
Net unrealized gains (losses)
included in other
comprehensive income	(123)	104	(20)	(39)	-	(39)
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	-	-	-	-	-
Paydowns, maturities
and distributions	(72)	(1,718)	(8,260)	(10,050)	-	(10,050)
Ending balance, September 30, 2013	$8,315	$64,291	$63,010	$135,616	$6	$135,622

Beginning balance, January 1, 2013	$12,275	$85,722	$33,172	$131,169	$340	$131,509
Transfers into Level 3 (1)	9,453	32,754	67,827	110,034	-	110,034
Transfers out of Level 3 (1)	(800)	(50,341)	(20,284)	(71,425)	-	(71,425)
Total gains or losses
Net realized gains (losses)
included in net income	-	-	-	-	-	-
Net unrealized gains (losses)
included in other
comprehensive income	(474)	(1,605)	(438)	(2,517)	-	(2,517)
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	(334)	(334)
Settlements	-	-	-	-	-	-
Paydowns, maturities
and distributions	(12,139)	(2,239)	(17,267)	(31,645)	-	(31,645)
Ending balance, September 30, 2013	$8,315	$64,291	$63,010	$135,616	$6	$135,622

(1)
Transfers into and out of Level 3 during the periods ended September 30, 2013 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as of the ending date of the reporting period.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance July 1, 2012	$-	$56,459	$12,911	$69,370	$385	$69,755
Transfers into Level 3 (1)	12,297	29,558	21,044	62,899	-	62,899
Transfers out of Level 3 (1)	-	-	-	-	-	-
Total gains or losses
Net realized gains (losses)
included in net income	-	-	(2)	(2)	-	(2)
Net unrealized gains (losses)
included in other
comprehensive income	-	(31)	95	64	(45)	19
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	-	-	-	-	-
Paydowns, maturities
and distributions	-	(169)	(160)	(329)	-	(329)
Ending balance, September 30, 2012	$12,297	$85,817	$33,888	$132,002	$340	$132,342

Beginning balance, January 1, 2012	$-	$88,256	$4,532	$92,788	$385	$93,173
Transfers into Level 3 (1)	12,297	47,798	29,548	89,643	-	89,643
Transfers out of Level 3 (1)	-	(50,707)	-	(50,707)	-	(50,707)
Total gains or losses
Net realized gains (losses)
included in net income	-	-	(2)	(2)	-	(2)
Net unrealized gains (losses)
included in other
comprehensive income	-	915	260	1,175	(45)	1,130
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	-	-	-	-	-
Paydowns, maturities
and distributions	-	(445)	(450)	(895)	-	(895)
Ending balance, September 30, 2012	$12,297	$85,817	$33,888	$132,002	$340	$132,342

(1)
Transfers into and out of Level 3 during the periods ended September 30, 2012 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as of the ending date of the reporting period.

At September 30, 2013 and 2012, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held.

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

Financial Instruments Disclosed, But Not Carried, at Fair Value

The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. The following table presents the carrying value, fair value and fair value hierarchy of these financial assets and financial liabilities at September 30, 2013 and December 31, 2012.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2013
Financial Assets
Investments
Other investments	$139,010	$144,054	$-	$-	$144,054
Financial Liabilities
Fixed annuity contract liabilities	3,454,356	3,254,859	-	-	3,254,859
Policyholder account balances on
interest-sensitive life contracts	78,843	78,345	-	-	78,345
Other policyholder funds	97,823	97,823	-	-	97,823
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,858	215,918	215,918	-	-
Other liabilities, repurchase
agreement obligations	121,308	121,308	-	121,308	-

December 31, 2012
Financial Assets
Investments
Other investments	$134,985	$135,121	$-	$-	$135,121
Financial Liabilities
Fixed annuity contract liabilities	3,257,758	3,070,111	-	-	3,070,111
Policyholder account balances on
interest-sensitive life contracts	79,017	78,519	-	-	78,519
Other policyholder funds	103,227	103,227	-	-	103,227
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,809	219,319	219,319	-	-

Note 4 - Debt

Indebtedness outstanding was as follows:

	September 30,	December 31,
	2013	2012
Short-term debt:
Bank Credit Facility, expires October 6, 2015	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate
principal amount of $75,000 less unaccrued discount
of $45 and $65 (6.1% imputed rate)	74,955	74,935
6.85% Senior Notes, due April 15, 2016. Aggregate
principal amount of $125,000 less unaccrued discount
of $97 and $126 (6.9% imputed rate)	124,903	124,874
Total	$237,858	$237,809

The Bank Credit Facility, 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Federal Home Loan Bank

One of the Company’s subsidiaries, Horace Mann Life Insurance Company (“HMLIC”), is a member of the Federal Home Loan Bank of Chicago (“FHLB”), which provides HMLIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of member stock, on June 4, 2013, HMLIC purchased common stock to meet the membership requirement. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 5.0% of the borrowing. As of September 30, 2013 and for the period then ended, the Company had no borrowings outstanding from the FHLB.

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

Defined Benefit Plan and Supplemental Defined Benefit Plans

The following tables summarize the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and nine months ended September 30, 2013 and 2012.

	Defined Benefit Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Components of net periodic
pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-
Other expenses	90	90	270	270
Interest cost	342	356	1,027	1,070
Expected return on plan assets	(560)	(605)	(1,679)	(1,817)
Settlement loss	244	161	731	1,079
Amortization of:
Prior service cost	-	-	-	-
Actuarial loss	401	512	1,202	1,538
Net periodic pension expense	$517	$514	$1,551	$2,140

	Supplemental Defined Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Components of net periodic
pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-
Other expenses	-	-	-	-
Interest cost	154	171	461	506
Expected return on plan assets	-	-	-	-
Settlement loss	-	-	-	-
Amortization of:
Prior service cost	31	31	94	93
Actuarial (gain) loss	50	(362)	152	128
Net periodic pension expense (benefit)	$235	$(160)	$707	$727

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to a closed group of eligible employees. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant in that closed group. Funding of HRA accounts was $132 and $133 for the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Components of net periodic benefit:
Service cost	$-	$-	$-	$-
Interest cost	23	22	69	68
Amortization of prior service cost	-	-	-	-
Amortization of prior gain	(59)	(131)	(177)	(392)
Net periodic income	$(36)	$(109)	$(108)	$(324)

2013 Contributions

In 2013, there is no minimum funding requirement for the Company’s defined benefit plan.  The following table discloses the minimum funding requirements, contributions made and expected full year contributions for the Company’s plans.

	Defined Benefit Pension Plans
	Defined	Supplemental	Other
	Benefit	Defined Benefit	Postretirement
	Plan	Plans	Benefits

Minimum funding requirement for 2013	$-	N/A	N/A
Contributions made in the nine months
ended September 30, 2013	3,103	$986	$406
Expected contributions (approximations)
for the year ended December 31, 2013
as of the time of :
This Form 10-Q (1)	3,103	1,320	480
2012 Form 10-K (2)	2,500	1,320	480

N/A -	Not applicable.
(1)	HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(2)	HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, specifically “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits”.

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Three months ended September 30, 2013
Premiums written and contract deposits	$312,351	$7,162	$844	$306,033
Premiums and contract charges earned	179,969	7,094	886	173,761
Benefits, claims and settlement expenses	114,261	2,602	1,042	112,701

Three months ended September 30, 2012
Premiums written and contract deposits	$291,732	$7,407	$881	$285,206
Premiums and contract charges earned	174,372	7,410	942	167,904
Benefits, claims and settlement expenses	108,680	3,585	956	106,051

Nine months ended September 30, 2013
Premiums written and contract deposits	$838,615	$22,074	$2,273	$818,814
Premiums and contract charges earned	534,621	22,455	2,314	514,480
Benefits, claims and settlement expenses	351,274	7,251	2,142	346,165

Nine months ended September 30, 2012
Premiums written and contract deposits	$808,147	$22,175	$2,276	$788,248
Premiums and contract charges earned	519,928	22,541	2,356	499,743
Benefits, claims and settlement expenses	353,029	10,365	2,249	344,913

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Insurance premiums and
contract charges earned
Property and casualty	$140,812	$136,809	$418,205	$407,471
Annuity	5,895	5,551	16,714	16,053
Life	27,054	25,544	79,561	76,219
Total	$173,761	$167,904	$514,480	$499,743

Net investment income
Property and casualty	$8,824	$9,022	$26,894	$27,250
Annuity	52,175	50,742	154,818	150,000
Life	17,703	17,131	52,232	52,148
Corporate and other	2	-	6	1
Intersegment eliminations	(238)	(246)	(720)	(741)
Total	$78,466	$76,649	$233,230	$228,658

Net income (loss)
Property and casualty	$11,037	$13,529	$25,363	$22,633
Annuity	11,605	9,918	31,896	29,380
Life	5,884	4,941	15,752	16,236
Corporate and other	(4,927)	3,878	3,595	3,791
Total	$23,599	$32,266	$76,606	$72,040

	September 30,	December 31,
	2013	2012
Assets
Property and casualty	$1,005,190	$1,016,368
Annuity	5,724,170	5,380,780
Life	1,698,730	1,663,696
Corporate and other	130,911	131,449
Intersegment eliminations	(36,270)	(24,567)
Total	$8,522,731	$8,167,726

Note 8 - Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents the accumulated change in shareholders’ equity from transactions and other events and circumstances from non-shareholder sources. For the Company, accumulated other comprehensive income (loss) includes the after-tax change in net unrealized gains and losses on fixed maturities and equity securities and the after-tax change in net funded status of pension and other postretirement benefit obligations as shown in the Consolidated Statements of Changes in Shareholders’ Equity. The following tables reconcile these components for the three and nine months ended September 30, 2013.

	Unrealized Gains
	and Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, July 1, 2013	$196,847	$(15,311)	$181,536
Other comprehensive income (loss)
before reclassifications	(37,211)	-	(37,211)
Amounts reclassified from
accumulated other
comprehensive income	915	-	915
Net current-period other
comprehensive income (loss)	(36,296)	-	(36,296)
Ending balance, September 30, 2013	$160,551	$(15,311)	$145,240

Beginning balance, January 1, 2013	$382,400	$(15,311)	$367,089
Other comprehensive income (loss)
before reclassifications	(208,283)	-	(208,283)
Amounts reclassified from
accumulated other
comprehensive income	(13,566)	-	(13,566)
Net current-period other
comprehensive income (loss)	(221,849)	-	(221,849)
Ending balance, September 30, 2013	$160,551	$(15,311)	$145,240

(1)	All amounts are net of tax.
(2)
The pretax amounts reclassified from accumulated other comprehensive income, $(1,407) and $20,872, are included in net realized investment gains and losses and the related tax expenses (benefits), $(492) and $7,306, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013, respectively.

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
⋅
The impact that a prolonged economic recession may have on the Company’s investment portfolio; volume of new business for automobile, homeowners, annuity and life products; policy renewal rates; and additional annuity contract deposit receipts.

⋅
Fluctuations in the fair value of securities in the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses.

⋅
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

⋅
The frequency and severity of catastrophes such as hurricanes, storms, earthquakes and wildfires and the ability of the Company to provide accurate estimates of ultimate catastrophe costs in its consolidated financial statements.

⋅
The Company’s risk exposure to catastrophe-prone areas. Based on full year 2012 property and casualty direct earned premiums, the Company’s ten largest states represented 57% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, North Carolina, Texas, Florida, Louisiana, South Carolina and Georgia.

⋅	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.
⋅
Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the amortization of deferred policy acquisition costs.

⋅	Adverse results from the assessment of the Company’s goodwill asset requiring write off of the impaired portion.
⋅	The Company's ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

28

⋅
The Company's ability to (1) develop and expand its marketing operations, including agents and other points of distribution, and (2) maintain and secure access to educators, as well as endorsements by and/or marketing agreements with education-related associations, including various teacher, school administrator, principal and business official associations.

⋅
The effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues. The effects of these forces include, among others, teacher layoffs and early retirements, as well as individual concerns regarding employment and economic uncertainty.

⋅	The Company's ability to profitably expand its property and casualty business in highly competitive environments.
⋅
Changes in federal and state laws and regulations, which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing Section 403(b) plans.

⋅	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
⋅	The Company's ability to effectively implement new or enhanced information technology systems and applications.

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

For the three months ended September 30, 2013, the Company’s net income of $23.6 million decreased $8.6 million compared to the prior year. Net income in the current quarter reflected solid results across all three business segments partially offset by a $7.8 million decline in after tax realized investment gains. For the property and casualty segment, net income of $11.1 million reflected a decrease of $2.4 million compared to $13.5 million in the third quarter of 2012, largely due to a higher level of catastrophe losses. A modestly higher level of favorable development of property and casualty prior years’ reserves was comparable to the combined negative impact of an increase in the overall expense ratio and a decrease in current accident year automobile results. Annuity segment net income of $11.6 million for the current period increased $1.7 million compared to the third quarter of 2012. Annuity assets under management increased 10.6% compared to 12 months earlier, which increased the amount of interest margin earned and offset the modest negative impact of spread compression; deferred policy acquisition cost unlocking also benefitted the quarterly earnings comparison to prior year. Life segment net income of $5.8 million increased $0.9 million reflecting favorable mortality experience in the current period.

For the nine months ended September 30, 2013, the Company’s net income of $76.6 million represented an increase of $4.6 million compared to the prior year, also reflecting solid earnings across all three business segments. After-tax net realized investment gains were comparable between the nine month periods. For the property and casualty segment, net income of $25.4 million reflected an increase of $2.8 million compared to the first nine months of 2012. Catastrophe losses were at modestly lower levels in the current period, representing a $2.1 million after tax improvement compared to the first nine months of 2012. In addition, automobile and homeowner current accident year non-catastrophe underwriting results improved, partially offset by a slightly lower level of favorable development of prior years’ reserves. Including all factors, the property and casualty combined ratio was 99.4% for the first nine months of 2013 compared to 100.3% for the same period in 2012. Annuity segment net income of $31.9 million for the current period increased $2.5 million compared to the first nine months of 2012, as an increase in the amount of interest margin earned on fixed annuity assets — driven by the growth in assets under management — more than offset the impacts of modest spread compression; favorable unlocking of deferred policy acquisition costs was a slightly greater benefit to the current period. Life segment net income of $15.7 million decreased modestly compared to the first nine months of 2012. Compared to the prior year, across all of the business segments, operating expenses increased reflecting the Company’s various infrastructure and technology investments, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

Premiums written and contract deposits increased 4% compared to the first nine months of 2012 due to increases in average premium per policy for both homeowners and automobile, as well as growth in annuity deposits received. Bolstered by growth of 12% in the third quarter, annuity deposits received in the first nine months of 2013 increased 5% compared to the prior year, reflecting a 7% increase in single deposit and rollover receipts and a 2% increase in scheduled deposit receipts in the current year. Property and casualty segment premiums written increased 4% compared to the prior year, reflecting the favorable premium impact from increases in average premium per policy for both homeowners and automobile in the current year. Life segment insurance premiums and contract deposits increased 2% compared to the first nine months of the prior year.

The Company’s book value per share was $27.15 at September 30, 2013, a decrease of 13% compared to 12 months earlier. This decrease reflected net income for the trailing 12 months which was more than offset by the reduction in net unrealized investment gains due to higher yields on U.S. Treasury securities and virtually unchanged credit spreads across most asset classes, the combination of which resulted in a decrease in net unrealized gains for the Company’s holdings of corporate securities, municipal securities, mortgage-backed and asset-backed securities and government securities.

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

Compared to December 31, 2012, at September 30, 2013 there were no material changes to the accounting policies for the areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits
(Includes annuity and life contract deposits)

	Nine Months Ended		Change From
	September 30,		Prior Year
	2013	2012	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$426.3	$411.4	3.6%	$14.9
Involuntary and other property & casualty	2.3	2.2	4.5%	0.1
Total property & casualty	428.6	413.6	3.6%	15.0
Annuity deposits	316.8	302.9	4.6%	13.9
Life	73.4	71.7	2.4%	1.7
Total	$818.8	$788.2	3.9%	$30.6

Insurance Premiums and Contract Charges Earned
(Excludes annuity and life contract deposits)

	Nine Months Ended		Change From
	September 30,		Prior Year
	2013	2012	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$416.4	$405.7	2.6%	$10.7
Involuntary and other property & casualty	1.8	1.8	-	-
Total property & casualty	418.2	407.5	2.6%	10.7
Annuity	16.7	16.0	4.4%	0.7
Life	79.6	76.2	4.5%	3.4
Total	$514.5	$499.7	3.0%	$14.8

For the three months ended September 30, 2013, the Company’s premiums written and contract deposits of $306.0 million increased $20.8 million, or 7.3%, compared to a year earlier, reflecting a 12.0% increase in annuity deposits received and growth of 4.1% for the property and casualty segment, consistent with the year to date growth rate. For the nine months ended September 30, 2013, the Company’s premiums written and contract deposits of $818.8 million increased $30.6 million, or 3.9%, compared to the prior year, due to increases in average premium per policy for both homeowners and automobile, as well as growth in annuity deposits received. The Company’s premiums and contract charges earned increased $5.9 million, or 3.5%, compared to the third quarter of 2012 and increased $14.8 million, or 3.0%, compared to the nine months ended September 30, 2012, primarily reflecting the increasing favorable impact on earned premium of the automobile and property rate actions taken in the preceding 21 months. Voluntary property and casualty business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written increased 3.6%, or $14.9 million, in the first nine months of 2013, compared to the same period in 2012. Average written premium per policy for both automobile and homeowners increased compared to the prior year, with the impact partially offset by a reduced level of policies in force in the current period. For the Company’s automobile and homeowners business, rate changes approved (including states with no rate actions) during the first nine months of 2013 averaged 6% and 9%, respectively, compared to 5% and 4%, respectively, during the same period in 2012. At September 30, 2013, there were 486,000 voluntary automobile and 236,000 homeowners policies in force, for a total of 722,000 policies, compared to a total of 724,000 policies at December 31, 2012 and 725,000 policies at September 30, 2012. During 2011, the Company developed and began implementing state-specific pricing, underwriting and marketing initiatives designed to improve automobile new sales and retention levels, with favorable results beginning to emerge in the last several months of 2011 and continuing in 2012 and 2013.

Based on policies in force, the current year voluntary automobile 12-month retention rate for new and renewal policies was 85.0% compared to 84.3% at September 30, 2012. The property 12-month new and renewal policy retention rate was 89.2% at September 30, 2013 compared to 89.3% at September 30, 2012. Particularly for voluntary automobile, the retention rate has been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans.

Voluntary automobile premium written increased 3.2%, or $8.5 million, compared to the first nine months of 2012. In the first nine months of 2013, the average written premium per policy and average earned premium per policy each increased approximately 3%, compared to a year earlier, which was partially offset by the decline in policies in force. Voluntary automobile policies in force at September 30, 2013 decreased 1,000 compared to December 31, 2012 and decreased 2,000 compared to September 30, 2012. Educator policies increased 1,000 compared to both December 31, 2012 and September 30, 2012. The number of educator policies represented approximately 83% of the voluntary automobile policies in force at both September 30, 2013 and 2012. The number of non-educator policies decreased compared to both December 31, 2012 and September 30, 2012.

Voluntary homeowners premium written increased 4.5%, or $6.4 million, compared to the first nine months of 2012. The average written and earned premium per policy increased 4% and 3%, respectively, in the first nine months of 2013 compared to a year earlier. Homeowners policies in force at September 30, 2013 decreased 1,000 compared to December 31, 2012 and decreased 1,000 compared to September 30, 2012. The number of educator policies represented approximately 79% of the homeowners policies in force at September 30, 2013 and 78% at September 30, 2012. Educator policies increased slightly compared to December 31, 2012 and increased 1,000 compared to a year ago. Growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

For the nine months ended September 30, 2013, total annuity deposits received increased 4.6%, or $13.9 million, compared to the prior year, with a 6.9% increase in single premium and rollover deposit receipts accompanied by a 1.6% increase in scheduled annuity deposit receipts. In the first nine months of 2013, new deposits to variable accounts of $97.1 million increased 16.7%, or $13.9 million, and new deposits to fixed accounts of $219.7 million were equal to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $5.2 billion at September 30, 2013 increased 10.6% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention and financial market performance. Cash value retentions for variable and fixed annuity options were 93.9% and 95.3%, respectively, for the 12 month period ended September 30, 2013, with fixed retention equal to a year ago and variable retention declining modestly compared to a year earlier. At September 30, 2013, the number of annuity contracts outstanding of 192,000 increased 3,000 contracts compared to December 31, 2012 and 6,000 contracts compared to September 30, 2012.

Variable annuity accumulated balances of $1.6 billion at September 30, 2013 increased 15.8% compared to September 30, 2012, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 4.4%, or $0.7 million, compared to the first nine months of 2012.

Life segment premiums and contract deposits for the first nine months of 2013 increased 2.4%, or $1.7 million, compared to the prior year. The ordinary life insurance in force lapse ratio was 4.4% for the 12 months ended September 30, 2013 compared to 4.2% for the 12 months ended September 30, 2012.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels over recent years were adversely impacted by the economy and the overall lower level of automobile and home sales compared to levels preceding the 2008 financial crisis; however, the Company’s new automobile sales levels have been improving steadily since the implementation of state-specific pricing, underwriting and marketing initiatives in the latter part of 2011. The Company’s strong agency sales momentum carried into the first nine months of 2013. For the first nine months of 2013, property and casualty new annualized sales premiums increased 8.1% compared to the same period in 2012.

For sales by Horace Mann’s agency force, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years resulting in a 12.3% increase compared to the first nine months of 2012. Sales from the supplemental independent agent distribution channel, which are largely single premium and rollover annuity deposits, decreased 25.8% compared to a year ago. As a result, total Horace Mann annuity sales from the combined distribution channels increased 5.2% compared to the nine months ended September 30, 2012. Overall, the Company’s new scheduled deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 5.7% compared to the first nine months of 2012, and single premium and rollover deposits for Horace Mann annuity products increased 6.9% compared to the prior year. The Company’s annuity sales levels in recent years have been impacted as K-12 educators respond to uncertainties regarding employment prospects during the economic recession. For employed educators, uncertainty about their future employment has created challenges for new sales of scheduled deposit business. Alternately, in situations where educator retirements increase, opportunities arise for single premium and rollover deposit business. The current low interest rate environment also is a factor in educators’ decisions regarding retirement planning.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, has contributed to the increase in sales of proprietary life products. For the nine months ended September 30, 2013, sales of Horace Mann’s proprietary life insurance products increased 50.0%.

Distribution System

At September 30, 2013, there was a combined total of 736 Exclusive Agencies and Employee Agents, compared to 760 at December 31, 2012 and 732 at September 30, 2012. The net increase compared to a year earlier was driven by new Exclusive Agency appointments, partially offset by termination of lower producing agents. The net decrease compared to December 31, 2012 represented the Company’s normal seasonality in agent termination and hiring activity.

At September 30, 2013, there were 620 Horace Mann Exclusive Agencies, an increase of 30 compared to September 30, 2012. At September 30, 2013, in addition to the Exclusive Agencies, there were 116 Employee Agents, a decrease of 26 compared to 12 months earlier. See additional description in “Business — Corporate Strategy and Marketing — Dedicated Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 494 authorized agents at September 30, 2013. During the first nine months of 2013, this channel generated $27.3 million in annualized new annuity sales for the Company compared to $36.8 million for the first nine months of 2012, primarily reflecting decreases in single and rollover deposit business in the current year.

Net Investment Income

For the three months ended September 30, 2013, pretax investment income of $78.4 million increased 2.2%, or $1.7 million, (1.9%, or $1.0 million, after tax) compared to the prior year. Pretax investment income of $233.2 million for the nine months ended September 30, 2013 increased 2.0%, or $4.5 million, (1.8%, or $2.8 million, after tax) compared to the prior year. The increase reflected growth in the size of the average investment portfolio on an amortized cost basis, which more than offset a decline in average yield. Average invested assets increased 7.6% over the 12 months ended September 30, 2013.  The average pretax yield on the investment portfolio was 5.37% (3.61% after tax) for the first nine months of 2013 compared to the pretax yield of 5.67% (3.82% after tax) a year earlier. During the first nine months of 2013, management continued to identify and secure investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses

For the three months ended September 30, 2013, net realized investment losses (pretax) were $1.4 million compared to net realized investment gains of $10.8 million in the same period in the prior year. For the nine months, net realized investment gains (pretax) were $20.9 million in 2013 compared to $21.1 million in the prior year. The net gains and losses in all periods were realized from ongoing investment portfolio management activity. In addition, impairment charges totaling $1.0 million were recorded on three securities in the nine months ended September 30, 2013, primarily recorded in the second quarter and there were no impairment charges in the prior year three and nine month periods.

For the first nine months of 2013, the Company’s net realized investment gains of $20.9 million included $27.1 million of gross gains realized on security sales and calls partially offset by $5.2 million of realized losses on securities that were disposed of during the nine months, primarily municipal securities, and the $1.0 million impairment charge noted above. The impairment charge included $0.9 million recorded in the second quarter attributable to a general obligation bond issued by Detroit, reflecting the city’s bankruptcy filing.

For the nine months ended September 30, 2012, the Company’s net realized investment gains of $21.1 million included $33.5 million of gross gains realized on security sales and calls partially offset by $12.4 million of realized losses on securities that were disposed of during the nine months, primarily commercial mortgage-backed securities and to a lesser extent also corporate securities. There were no other-than-temporary impairment write-downs on securities in the first nine months of 2012. Gains realized on security disposals during the nine months ended September 30, 2012 included $4.6 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are due to issuer-specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of September 30, 2013 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2012, yields on U.S. Treasury securities increased and credit spreads were virtually unchanged across most asset classes in 2013, the combination of which resulted in a decrease in net unrealized gains for the Company’s holdings of corporate, municipal, mortgage-backed and government securities.

			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed Maturity Securities
Corporate bonds
Banking and Finance	65	$456.5	$425.3	$31.2
Energy	66	259.4	240.4	19.0
Utilities	44	235.3	206.2	29.1
Insurance	34	173.2	151.9	21.3
Real estate	31	139.2	135.4	3.8
Technology	38	131.9	130.0	1.9
Transportation	24	129.0	122.6	6.4
Metal and Mining	21	126.0	129.1	(3.1)
Broadcasting and Media	29	124.0	114.2	9.8
Telecommunications	23	121.7	118.1	3.6
All Other Corporates (1)	192	657.2	618.7	38.5
Total corporate bonds	567	2,553.4	2,391.9	161.5
Mortgage-backed securities
U.S. government and federally
sponsored agencies	402	587.4	559.7	27.7
Commercial	29	107.3	107.8	(0.5)
Other	14	22.2	20.0	2.2
Municipal bonds	473	1,459.6	1,395.8	63.8
Government bonds
U.S.	8	455.1	455.9	(0.8)
Foreign	8	54.3	49.5	4.8
Collateralized debt obligations (2)	39	188.2	181.0	7.2
Asset-backed securities	121	513.0	501.1	11.9

Total fixed maturity securities	1,661	$5,940.5	$5,662.7	$277.8

Equity Securities
Non-redeemable preferred stocks	12	$18.8	$20.2	$(1.4)
Common stocks	155	49.6	42.9	6.7
Closed-end fund	1	18.2	20.0	(1.8)

Total equity securities	168	$86.6	$83.1	$3.5

Total	1,829	$6,027.1	$5,745.8	$281.3

(1)
The All Other Corporates category contains 20 additional industry classifications. Health care, natural gas, industry, consumer products, gaming and retail represented $457.0 million of fair value at September 30, 2013, with the remaining 14 classifications each representing less than $42 million.

(2)
Based on fair value, 89.8% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2013.

At September 30, 2013, the Company’s diversified fixed maturity securities portfolio consisted of 1,957 investment positions, issued by 1,661 entities, and totaled approximately $5.9 billion in fair value. This portfolio was 95.3% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At September 30, 2013, 94.4% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)
(Dollars in millions)

	Percent of Portfolio
	Fair Value		September 30, 2013
	December 31,	September 30,	Fair	Amortized
	2012	2013	Value	Cost or Cost
Fixed maturity securities
AAA	4.2%	5.7%	$335.7	$329.5
AA (2)	33.8	33.5	1,988.3	1,904.1
A	25.6	25.8	1,534.9	1,434.9
BBB	31.2	30.3	1,797.0	1,711.5
BB	2.5	2.5	147.3	147.6
B	2.4	2.0	120.4	117.8
CCC or lower	0.2	0.1	8.9	9.3
Not rated (3)	0.1	0.1	8.0	8.0
Total fixed maturity securities	100.0%	100.0%	$5,940.5	$5,662.7

Equity securities
AAA	-	-	-	-
AA	7.8%	4.8%	$4.2	$4.1
A	1.9	1.2	1.0	1.4
BBB	11.4	35.1	30.4	33.2
BB	2.8	1.6	1.4	1.5
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated (4)	76.1	57.3	49.6	42.9
Total equity securities	100.0%	100.0%	$86.6	$83.1
Total			$6,027.1	$5,745.8

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At September 30, 2013, the AA rated fair value amount included $437.2 million of U.S. government and federally sponsored agency securities and $587.4 million of mortgage- and asset-backed securities issued by U.S. government and federally sponsored agencies.

(3)	Included in this category is $8.0 million fair value of private placement securities not rated by either S&P or Moody's.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At September 30, 2013, total fair value of the Company’s European fixed maturity securities direct exposure was $257.4 million with a net unrealized gain of $4.4 million. The Company generally defines its country classification by issuer country of incorporation or domicile where appropriate. Given the economic, fiscal and political uncertainties surrounding a number of European countries, especially Greece, Ireland, Italy, Portugal and Spain (collectively “GIIPS”) and France, the Company closely monitors its direct European securities exposures. At September 30, 2013, the Company had no sovereign or equity security exposure in any European country, no exposure in the banking and finance industry in any of the GIIPS countries or France, no unfunded exposure related to its European securities holdings and no derivative or hedging instruments in its investment portfolio.

The Company also carefully monitors, and analyzes a number of factors to understand and identify, its indirect European exposure. While many factors are considered, it is difficult to know if all potential factors which may indirectly impact the Company’s investment portfolio have been identified. The factors the Company considers include, but are not limited to, the issuer’s parent-subsidiary relationship, principal place of business, management location, source of revenue streams, industry classification and asset characteristics. At September 30, 2013, the Company did not identify significant indirect exposure to European countries in its investment portfolio.

The following table summarizes the Company’s direct exposures by asset category related to selected groups of European countries and to Europe in total as of September 30, 2013.

	Sovereign		Banking		Other Corporate		Asset-backed		Total
		Net		Net		Net		Net		Net
		Unrealized		Unrealized		Unrealized		Unrealized		Unrealized
	Fair	Gain	Fair	Gain	Fair	Gain	Fair	Gain	Fair	Gain
	Value	(Loss)	Value	(Loss)	Value	(Loss)	Value	(Loss)	Value	(Loss)
Fixed Maturity Securities:
GIIPS
Greece	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ireland	-	-	-	-	6.4	0.4	9.8	0.1	16.2	0.5
Italy	-	-	-	-	-	-	-	-	-	-
Portugal	-	-	-	-	-	-	-	-	-	-
Spain	-	-	-	-	10.2	0.2	-	-	10.2	0.2
Total GIIPS	-	-	-	-	16.6	0.6	9.8	0.1	26.4	0.7
France	-	-	-	-	18.2	1.1	-	-	18.2	1.1
United Kingdom	-	-	3.7	0.3	116.3	(1.1)	-	-	120.0	(0.8)
Other European
Countries (1)	-	-	38.0	2.6	47.0	0.7	7.8	0.1	92.8	3.4

Total	$-	$-	$41.7	$2.9	$198.1	$1.3	$17.6	$0.2	$257.4	$4.4
_________
(1)	The Other European Countries category contains 6 countries with the total fair value amount for each country representing less than $39 million.

At September 30, 2013, the Company had $107.3 million fair value in commercial mortgage-backed securities (“CMBS”), all in the annuity and life portfolios, with a net unrealized loss of $0.5 million. At September 30, 2013, the Company’s CMBS portfolio was 100% investment grade, with an overall credit rating of AA+, and well diversified by property type, geography and sponsor.

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

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	September 30, 2013			December 31, 2012
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	11	$72.9	$(3.0)	5	$39.1		$3.0
AA	6	15.6	0.7	5	13.5		0.9
A	6	10.4	1.2	4	7.5		1.3
BBB	6	8.4	0.6	7	11.1		1.0
BB and below	-	-	-	2	3.5		*
Total	29	$107.3	$(0.5)	23	$74.7		$6.2

Vintage year
2003 and prior	2	$2.1	$0.1	2	$2.7	$	*
2004	7	10.8	0.6	7	10.6		0.6
2005	4	22.5	1.4	4	23.7		2.7
2006	6	9.4	0.9	7	12.2		1.4
2007	2	4.7	1.1	2	4.9		1.5
2012	2	20.7	(2.0)	1	20.6		*
2013	6	37.1	(2.6)	-	-		-
Total	29	$107.3	$(0.5)	23	$74.7		$6.2

Property type
Conduit/Fusion	20	$41.4	$3.3	20	$39.6		$4.3
Single borrower	8	64.4	(3.9)	3	35.1		1.9
Large loan	1	1.5	0.1	-	-		-
Total	29	$107.3	$(0.5)	23	$74.7		$6.2

*	Less than $0.1 million.

At September 30, 2013, the Company had $476.7 million fair value in financial institution bonds, preferred stocks and common stocks with a net unrealized gain of $31.0 million. The Company’s holdings in this sector are well diversified among numerous institutions.

At September 30, 2013, the Company had $1,459.6 million fair value invested in municipal bonds with a net unrealized gain of $63.8 million. Of the geographically diversified municipal bond holdings, approximately 49% are tax-exempt and 78% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of these securities was AA-, with approximately 24% of the value insured at September 30, 2013. This represents approximately 6% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers or other forms of guarantee. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was A+ at September 30, 2013.

At September 30, 2013, the fixed maturity securities and equity securities portfolios had a combined $100.5 million pretax of gross unrealized losses on $1,568.9 million fair value related to 539 positions. Of this amount, $85.9 million of pretax gross unrealized losses were on $1,465.7 million fair value for 486 positions that had been in a continuous unrealized loss position for 9 months or less.

Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 15 were trading below 80% of book value at September 30, 2013 and were not considered other-than-temporarily impaired. These positions included structured securities, municipal securities, corporate securities and equity securities. The 15 securities with fair values below 80% of book value at September 30, 2013 had fair value of $23.5 million, representing 0.4% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $7.3 million.

The Company views the unrealized losses of all of the securities at September 30, 2013 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of expected cash flows exceeds the Company’s amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any events that call into question the ability of the issuers of the securities to honor their contractual commitments. Therefore, no impairment of these securities was recorded at September 30, 2013. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Nine Months Ended		Change From
	September 30,		Prior Year
	2013	2012	Percent	Amount
Property and casualty	$300.1	$300.3	-0.1%	$(0.2)
Annuity	1.4	2.3	-39.1%	(0.9)
Life	44.7	42.3	5.7%	2.4
Total	$346.2	$344.9	0.4%	$1.3

Property and casualty catastrophe
losses, included above (1)	$37.3	$40.5	-7.9%	$(3.2)
_____________
(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Nine Months Ended
	September 30,
	2013	2012
Incurred claims and claim expenses:
Claims occurring in the current year	$310.0	$311.8
Decrease in estimated reserves for claims
occurring in prior years (2)	(9.9)	(11.5)
Total claims and claim expenses incurred	$300.1	$300.3

Property and casualty loss ratio:
Total	71.8%	73.7%
Effect of catastrophe costs, included above (1)	9.0%	10.0%
Effect of prior years’ reserve development, included above (2)	-2.4%	-2.9%
_____________
(1)	Property and casualty catastrophe losses were incurred as follows:

	2013	2012
Three months ended
March 31	$5.7	$5.9
June 30	22.5	29.2
September 30	9.1	5.4
Total year-to-date	$37.3	$40.5

(2)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2013	2012
Three months ended
March 31	$(3.3)	$(4.0)
June 30	(2.6)	(4.5)
September 30	(4.0)	(3.0)
Total year-to-date	$(9.9)	$(11.5)

For the three months ended September 30, 2013, the Company’s benefits, claims and settlement expenses increased $6.7 million, or 6.3%, compared to the prior year, including a $3.7 million increase in property and casualty catastrophe losses. In addition, third quarter 2013 automobile and homeowner non-catastrophe losses for the current accident year increased modestly compared to the same period in 2012.

For the nine months ended September 30, 2013, the Company’s benefits, claims and settlement expenses increased $1.3 million, or 0.4%, including a reduced level of catastrophe losses compared to the first nine months of 2012.

For the first nine months of 2013, favorable development of prior years’ property and casualty reserves of $9.9 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2012 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss emergence for accident years 2011 and prior.

For the nine months ended September 30, 2012, the favorable development of prior years’ property and casualty reserves of $11.5 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2011 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss emergence for accident years 2011 and prior.

For the nine months ended September 30, 2013, the voluntary automobile loss ratio of 71.2% decreased by 1.0 percentage point compared to the prior year, including development of prior years’ reserves that had a 0.1 percentage point more favorable impact in the current year, slightly lower catastrophe losses for this line of business which represented a 0.3 percentage point decrease in the current accident year loss ratio, and the favorable impact of lower current accident year non-catastrophe losses for 2013. The homeowners loss ratio of 72.1% for the nine months ended September 30, 2013 decreased 3.8 percentage points compared to a year earlier, including a 2.5 percentage point decrease due to the lower level of catastrophe costs. Catastrophe costs represented 23.4 percentage points of the homeowners loss ratio for the current period compared to 25.9 percentage points for the prior year. Favorable development of prior years’ homeowners reserves represented a 0.1 percentage point reduction to the current period loss ratio compared to a 1.7 percentage point favorable impact in the nine months ended September 30, 2012.

For the annuity segment, benefits of $1.4 million in the first nine months of 2013 decreased $0.9 million compared to the prior year. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.3 million at September 30, 2013 compared to $0.4 million at both December 31, 2012 and September 30, 2012. The changes in this reserve reflected the impact of financial market performance in the respective years.

For the life segment, benefits in the current nine months increased $2.4 million compared to a year earlier, including mortality costs that were comparable between periods.

Interest Credited to Policyholders

	Nine Months Ended		Change From
	September 30,		Prior Year
	2013	2012	Percent	Amount

Annuity	$94.3	$90.3	4.4%	$4.0
Life	32.1	31.5	1.9%	0.6
Total	$126.4	$121.8	3.8%	$4.6

For the three months ended September 30, 2013, interest credited of $42.9 million increased 3.6%, or $1.5 million, compared to the same period in 2012, comparable to the percentage increase reflected for the nine months.

Compared to the first nine months of 2012, the current year increase in annuity segment interest credited reflected a 9.1% increase in average accumulated fixed deposits, partially offset by an 18 basis point decline in the average annual interest rate credited to 3.71%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the nine months ended September 30, 2013 and 2012 were 198 basis points and 211 basis points, respectively. Over the 12 months, the net interest spread decrease reflected lower average investment yields which were partially offset by crediting rate decreases.

As of September 30, 2013, fixed annuity account values totaled $3.6 billion, including $3.3 billion of deferred annuities. As shown in the table below, for approximately 87%, or $2.9 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates additional fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed-income securities. The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected duration of assets and liabilities. Management estimates that over the next 12 months approximately $400 million of the investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.  As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $1.8 million in year one and $6.0 million in year two, further reducing the net interest spread by approximately 5 basis points and 14 basis points in the respective periods, compared to the current period net interest spread. The Company also could consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of September 30, 2013 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.20 million and $0.30 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values as of September 30, 2013 is shown below.

			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent	Accumulated	Percent	Accumulated
	of Total	Value	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	15.5%	$511.5	5.4%	$156.3
Equal to 2% but less than 3%	9.2	305.6	8.5	245.1
Equal to 3% but less than 4%	16.1	532.0	18.1	520.9
Equal to 4% but less than 5%	57.4	1,894.8	65.9	1,894.7
5% or higher	1.8	58.9	2.1	58.9
Total	100.0%	$3,302.8	100.0%	$2,875.9

The Company will continue to be proactive in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $20.9 million for the three months ended September 30, 2013 compared to $20.4 million for the same period in 2012. The evaluation (“unlocking”) of annuity deferred policy acquisition costs in the current quarter decreased amortization $1.3 million compared to a $0.5 million decrease in the prior year, with the improvement primarily due to financial market performance and realized investment gains.

Amortized policy acquisition expenses were $64.0 million for the first nine months of 2013 compared to $60.5 million for the same period in 2012, with the increase primarily attributable to the property and casualty segment reflecting new business growth. At September 30, 2013, the unlocking of annuity deferred policy acquisition costs resulted in a decrease in amortization of $1.9 million compared to a decrease in amortization of $1.3 million from unlocking at September 30, 2012. For the life segment, the unlocking of deferred policy acquisition costs resulted in an immaterial change in amortization in the current and prior years.

Operating Expenses

For the three months ended September 30, 2013, operating expenses of $41.4 million increased 8.7%, or $3.3 million, compared to same period in 2012, partially due to an update to current year benefit accruals.

For the first nine months of 2013, operating expenses of $119.2 million increased 4.1%, or $4.7 million, compared to the same period in the prior year, but were generally consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

The property and casualty expense ratio of 27.6% for the nine months ended September 30, 2013 increased 1.0 percentage point compared to the prior year expense ratio of 26.6%, consistent with management’s expectations for the current year.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 27.5% and 30.1% for the nine months ended September 30, 2013 and 2012, respectively. In the third quarter of 2013, the Company recorded a decrease to income tax expense related to the filing of the 2012 tax return and also updated its assumption of income from tax-advantaged securities for full year 2013. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.1 and 6.0 percentage points for the nine months ended September 30, 2013 and 2012, respectively.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At September 30, 2013, the Company’s federal income tax returns for years prior to 2010 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended September 30, 2013, the Company’s net income of $23.6 million decreased $8.6 million compared to the prior year. Net income in the current quarter reflected solid results across all three business segments partially offset by a $7.8 million decline in after tax realized investment gains. For the property and casualty segment, net income of $11.1 million reflected a decrease of $2.4 million compared to $13.5 million in the third quarter of 2012, largely due to a higher level of catastrophe losses. A modestly higher level of favorable development of property and casualty prior years’ reserves was comparable to the combined negative impact of an increase in the overall expense ratio and a decrease in current accident year automobile results. Annuity segment net income of $11.6 million for the current period increased $1.7 million compared to the third quarter of 2012. Annuity assets under management increased 10.6% compared to 12 months earlier, which increased the amount of interest margin earned and offset the modest negative impact of spread compression; deferred policy acquisition cost unlocking also benefitted the quarterly earnings comparison to prior year. Life segment net income of $5.8 million increased $0.9 million reflecting favorable mortality experience in the current period.

For the nine months ended September 30, 2013, the Company’s net income of $76.6 million represented an increase of $4.6 million compared to the prior year, also reflecting solid earnings across all three business segments. After-tax net realized investment gains were comparable between the nine month periods. For the property and casualty segment, net income of $25.4 million reflected an increase of $2.8 million compared to the first nine months of 2012. Catastrophe losses were at modestly lower levels in the current period, representing a $2.1 million after tax improvement compared to the first nine months of 2012. In addition, automobile and homeowner current accident year non-catastrophe underwriting results improved, partially offset by a slightly lower level of favorable development of prior years’ reserves. Including all factors, the property and casualty combined ratio was 99.4% for the first nine months of 2013 compared to 100.3% for the same period in 2012. Annuity segment net income of $31.9 million for the current period increased $2.5 million compared to the first nine months of 2012, as an increase in the amount of interest margin earned on fixed annuity assets — driven by the growth in assets under management — more than offset the impacts of modest spread compression; favorable unlocking of deferred policy acquisition costs was a slightly greater benefit to the current period. Life segment net income of $15.7 million decreased modestly compared to the first nine months of 2012. Compared to the prior year, across all of the business segments, operating expenses increased reflecting the Company’s various infrastructure and technology investments, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

Net income (loss) by segment and net income per share were as follows:

	Nine Months Ended		Change From
	September 30,		Prior Year
	2013	2012	Percent	Amount
Analysis of net income by segment:
Property and casualty	$25.4	$22.6	12.4%	$2.8
Annuity	31.9	29.4	8.5%	2.5
Life	15.7	16.2	-3.1%	(0.5)
Corporate and other (1)	3.6	3.8	-5.3%	(0.2)
Net income	$76.6	$72.0	6.4%	$4.6

Effect of catastrophe costs, after tax,
included above	$(24.2)	$(26.3)	-8.0%	$2.1
Effect of realized investment gains,
after tax, included above	$13.5	$13.6	-0.7%	$(0.1)

Diluted:
Net income per share	$1.85	$1.74	6.3%	$0.11
Weighted average number of shares
and equivalent shares (in millions)	41.4	41.3	0.2%	0.1

Property and casualty combined ratio:
Total	99.4%	100.3%	N.M.	-0.9%
Effect of catastrophe costs,
included above	9.0%	10.0%	N.M.	-1.0%
Effect of prior years’ reserve
development, included above	-2.4%	-2.9%	N.M.	0.5%

N.M. – Not meaningful.
(1)
The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the nine months ended September 30, 2013, the changes in net income for the property and casualty, annuity and life segments are described in the preceding paragraphs.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the nine months ended September 30, 2013 and 2012, net realized investment gains after tax were $13.5 million and $13.6 million, respectively. For the corporate and other segment, this comparable level of net realized investment gains resulted in net income which was also comparable to the first nine months of 2012.

Return on average shareholders’ equity based on net income was 9% for the trailing 12 months ended both September 30, 2013 and 2012.

The accounting guidance adopted by the Company effective January 1, 2013 is described in “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation — Adopted Accounting Standards”.

Outlook for 2013

At the time of this Quarterly Report on Form 10-Q, management estimates that 2013 full year net income before realized investment gains and losses will be within a range of $1.95 to $2.05 per diluted share. This projection incorporates the Company’s results for the first nine months of 2013, which included stronger than originally anticipated earnings in the Company’s annuity and life segments and lower than expected third quarter 2013 catastrophe losses. For the last three months of 2013, this projection anticipates annuity and life segment earnings will continue to be solid, yet more moderate as a result of flat, or perhaps lower, interest rates and more normalized mortality levels. Fourth quarter 2013 property and casualty segment loss experience is anticipated to be consistent with fourth quarter 2012. In addition to these segment-specific factors, the Company continues to anticipate full year pretax expenses of $3 million to $4 million for customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2013 and 2012, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2013, net cash provided by operating activities was comparable to the same period in 2012, despite an increase in federal income taxes paid.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2013 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $84 million, of which $20 million was paid during the nine months ended September 30, 2013. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 8 — Statutory Information and Restrictions” of the Company’s Annual Report on 10-K for the year ended December 31, 2012.

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

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, issuances and repurchases of HMEC’s common stock, fluctuations in bank overdraft balances, and borrowings, repayments and repurchases related to its debt facilities.

The Company’s annuity business produced net positive cash flows in the first nine months of 2013. For the nine months ended September 30, 2013, receipts from annuity contracts increased $13.9 million, or 4.6%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $41.0 million, or 25.4%, compared to the prior year.

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

The total capital of the Company was $1,327.2 million at September 30, 2013, including $199.9 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 20.4% of total capital excluding unrealized investment gains and losses (17.9% including unrealized investment gains and losses) at September 30, 2013, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,089.3 million at September 30, 2013, including a net unrealized gain in the Company’s investment portfolio of $160.6 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $1,138.6 million and $28.38, respectively, at September 30, 2013. Book value per share was $27.15 at September 30, 2013 ($23.15 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at September 30, 2013 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $24.3 million for the nine months ended September 30, 2013. In March, May and September 2013, the Board of Directors announced regular quarterly dividends of $0.195 per share.

During the first nine months of 2013, the Company repurchased 173,629 shares of its common stock, or 0.4% of the outstanding shares on December 31, 2012, at an aggregate cost of $3.9 million, or an average price per share of $22.38 under its $50.0 million share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Stock Options” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The repurchase of shares was financed through use of cash. As of September 30, 2013, $28.4 million remained authorized for future share repurchases.

As of September 30, 2013, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of September 30, 2013, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of September 30, 2013, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on October 6, 2015. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.43%, as of September 30, 2013). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2013. During the nine months ended September 30, 2013, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

In June 2013, one of the Company’s subsidiaries, Horace Mann Life Insurance Company, became a member of the Federal Home Loan Bank of Chicago (“FHLB”), which provides that subsidiary with access to collateralized borrowings, also referred to as advances, at relatively low borrowing rates, providing an additional source of liquidity. The amount of advances will be reflected in the Company’s short-term debt or long-term debt based on the maturity of the advance. The Company’s intended use for borrowing proceeds is the purchase of high quality floating rate fixed maturity securities. Due to the low cost of the FHLB funding, the Company expects to generate returns in excess of its cost of borrowing under this strategy. As of September 30, 2013 and for the period then ended, the Company had no borrowings outstanding from the FHLB.

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

Assigned ratings as of October 31, 2013 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of October 31, 2013
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

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2013 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2:        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on December 7, 2011 the Company’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended September 30, 2013, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

July 1 - 31	201	$24.49	201	$28.4 million
August 1 - 31	-	-	-	$28.4 million
September 1 - 30	-	-	-	$28.4 million
Total	201	$24.49	201	$28.4 million

Item 5:        Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2013 which has not been filed with the SEC.

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

10.11*
Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

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

Exhibit
No.	Description

10.18*
Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11) Statement regarding computation of per share earnings.

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99) Additional exhibits

99.1	Glossary of Selected Terms.

(101) Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 7, 2013	/s/ Marita Zuraitis
Marita Zuraitis
President and Chief Executive Officer

Date	November 7, 2013	/s/ Dwayne D. Hallman
Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	November 7, 2013	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2013

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. Management contracts and compensatory plans are indicated by an asterisk (*).

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

10.11*
Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

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

Exhibit
No.	Description

10.18*
Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11) Statement regarding computation of per share earnings.

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99) Additional exhibits

99.1	Glossary of Selected Terms.

(101) Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

-7-