Form 10-K
period 2013-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2014-03-03
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   X    No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No    X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    X    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]
Indicate by check mark the registrant’s filer status, as such terms are defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer     X     Accelerated filer   ___   Non-accelerated filer   ___   Smaller reporting company   ___
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act.  Yes      No  X

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2013, was $973.0 million.

As of February 21, 2014, 40,570,366 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 23,204,505 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

HORACE MANN EDUCATORS CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.     Business

Forward-looking Information

It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in “Item 1A. Risk Factors” and in “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-looking Information”.

Overview and Available Information

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company incorporated in Delaware.  Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty (primarily personal lines automobile and homeowners) insurance, retirement annuities (primarily tax-qualified products) and life insurance in the United States of America (“U.S.”).  HMEC's principal insurance subsidiaries are Horace Mann Life Insurance Company (“HMLIC”), Horace Mann Insurance Company (“HMIC”), Horace Mann Property & Casualty Insurance Company (“HMPCIC”) and Teachers Insurance Company (“TIC”), each of which is an Illinois corporation, and Horace Mann Lloyds (“HM Lloyds”), an insurance company domiciled in Texas.

Founded by Educators for Educators®, the Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.  The Company's nearly one million customers typically have moderate annual incomes, with many belonging to two-income households.  Their financial planning tends to focus on retirement, security, savings and primary insurance needs.  Management believes that Horace Mann is the largest national multiline insurance company focused on the nation's educators as its primary market.

Horace Mann markets and services its products primarily through a dedicated sales force of full-time agents trained to sell the Company’s multiline products.  These agents sell Horace Mann's products and limited additional third-party vendor products.  Some of these agents are former educators or individuals with close ties to the educational community who utilize their contacts within, and knowledge of, the target market.  This dedicated agent sales force is supplemented by an independent agent distribution channel for the Company’s annuity products.

The Company's insurance premiums written and contract deposits for the year ended December 31, 2013 were $1.1 billion and net income was $110.9 million.  The Company's total assets were $8.8 billion at December 31, 2013.  The Company's investment portfolio had an aggregate fair value of $6.5 billion at December 31, 2013 and consisted principally of investment grade, publicly traded fixed maturity securities.

The Company conducts and manages its business through four segments.  The three operating segments, representing the major lines of insurance business, are:  property and casualty insurance, annuity products, and life insurance.  The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other.  The property and casualty, annuity, and life segments accounted for 52%, 39% and 9%, respectively, of the Company's insurance premiums written and contract deposits for the year ended December 31, 2013.

The Company is one of the largest participants in the K-12 portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis.  The Company's 403(b) tax-qualified annuities are voluntarily purchased by individuals employed by public school systems or other tax-exempt organizations through the employee benefit plans of those entities.  The Company has 403(b) payroll reduction capabilities utilized by approximately one-third of the 13,600 public school districts in the U.S.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge through the Investors section of the Company's Internet website, www.horacemann.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  The EDGAR filings of such reports are also available at the SEC's website, www.sec.gov.

Also available in the Investors section of the Company’s website are its corporate governance principles, code of conduct and code of ethics as well as the charters of the Board’s Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee, and Nominating and Governance Committee.

On June 19, 2013, the Chief Executive Officer (“CEO”) of HMEC timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) without any qualifications.  The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2012, the CEO and Chief Financial Officer (“CFO”) certifications required under Section 302 of the Sarbanes-Oxley Act.

History

The Company's business was founded in Springfield, Illinois in 1945 by two school teachers to sell automobile insurance to other teachers within the State of Illinois.  The Company expanded its business to other states and broadened its product line to include life insurance in 1949, 403(b) tax-qualified retirement annuities in 1961 and homeowners insurance in 1965.  In November 1991, HMEC completed an initial public offering of its common stock (the “IPO”).  The common stock is traded on the New York Stock Exchange under the symbol “HMN”.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The consolidated financial statements of the Company for each of the years in the five-year period ended December 31, 2013 have been audited by KPMG LLP, an independent registered public accounting firm.  The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums and contract charges earned	$690.9	$670.5	$667.1	$672.7	$659.6
Net investment income	313.6	306.0	288.3	272.1	246.8
Realized investment gains	22.2	27.3	37.7	23.8	26.3
Total revenues	1,031.2	1,010.8	998.3	974.8	937.4
Amortization of intangible assets (1)	-	-	-	-	0.2
Interest expense	14.2	14.2	14.0	14.0	14.0
Income before income taxes	154.1	149.2	94.9	110.2	101.8
Net income	110.9	103.9	70.5	80.1	72.4
Ratio of earnings to fixed charges (2)	1.8x	1.8x	1.6x	1.7x	1.7x

Per Share Data (3):
Net income per share:
Basic	$2.75	$2.63	$1.77	$2.04	$1.85
Diluted	$2.66	$2.51	$1.70	$1.95	$1.79
Shares of Common Stock (in millions):
Weighted average - basic	40.4	39.5	39.9	39.3	39.2
Weighted average - diluted	41.6	41.4	41.4	41.0	40.5
Ending outstanding	40.5	39.4	39.8	39.7	39.2
Cash dividends per share	$0.7800	$0.5500	$0.4600	$0.3500	$0.2375
Book value per share	$27.14	$31.65	$26.53	$21.36	$17.57

Balance Sheet Data, at Year End:
Total investments	$6,539.5	$6,292.1	$5,677.5	$5,073.6	$4,574.6
Total assets	8,826.7	8,167.7	7,435.2	6,945.7	6,286.1
Total policy liabilities	5,029.2	4,736.7	4,401.0	4,068.7	3,794.6
Short-term debt	38.0	38.0	38.0	38.0	38.0
Long-term debt	199.9	199.8	199.7	199.7	199.6
Total shareholders’ equity	1,099.3	1,245.8	1,055.4	847.1	688.3

Segment Information (4):
Insurance premiums written and contract deposits
Property and casualty	$570.4	$550.8	$545.9	$557.1	$553.5
Annuity	423.0	417.6	433.9	395.5	349.8
Life	100.8	99.3	98.6	99.4	100.4
Total	1,094.2	1,067.7	1,078.4	1,052.0	1,003.7
Net income
Property and casualty	$44.4	$37.1	$5.9	$27.0	$29.9
Annuity	44.7	40.5	30.9	30.8	20.3
Life	20.4	21.9	19.4	20.2	18.3
Corporate and other (5)	1.4	4.4	14.3	2.1	3.9
Total	110.9	103.9	70.5	80.1	72.4

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

(3)
Basic earnings per share is computed based on the weighted average number of shares outstanding plus the weighted average number of fully vested restricted stock units and common stock units payable as shares of HMEC common stock.  Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding.  The Company's common stock equivalents relate to outstanding common stock options, common stock units (related to deferred compensation for Directors and employees) and restricted stock units.

(4)
Information regarding assets by segment at December 31 2013, 2012 and 2011 is contained in “Notes to Consolidated Financial Statements -- Note 13 -- Segment Information” listed on page F-1 of this report.

(5)	The corporate and other segment primarily includes interest expense on debt, the impact of realized investment gains and losses, and certain public company expenses.

Corporate Strategy and Marketing

The Horace Mann Value Proposition

The Horace Mann Value Proposition articulates the Company's overarching strategy and business purpose:  Provide lifelong financial well-being for educators and their families through personalized service, advice, and a full range of tailored insurance and financial products.

Target Market

Management believes that Horace Mann is the largest national multiline insurance company focused on the nation's educators as its primary market.  The Company's target market consists primarily of K-12 teachers, administrators and other employees of public schools and their families located throughout the U.S. The U.S. Department of Education estimates that there are approximately 6.2 million teachers, school administrators and education support personnel in public schools in the U.S.; approximately 3.3 million of these individuals are elementary and secondary teachers.

Dedicated Agency Force

A cornerstone of Horace Mann’s marketing strategy is its dedicated sales force of agents trained to sell the Company’s multiline products.  As of December 31, 2013, the Company had a combined total of 759 Exclusive Agencies and Employee Agents.  Approximately 77% of the appointed agents are licensed by the Financial Industry Regulatory Authority, Inc. (“FINRA”) to sell variable annuities and variable universal life policies.  Some individuals in the agency force were previously teachers, other members of the education profession or persons with close ties to the educational community.  The Company’s dedicated agents are under contract to market only the Company's products and limited additional third-party vendor products.  Collectively, the Company's principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

Approximately 90% of the Company’s dedicated agency force operates in its Agency Business Model (“ABM”), consisting of Exclusive Agencies as well as Employee Agents in outside offices with licensed producers -- which was designed to remove capacity constraints and increase productivity.  The Company’s Exclusive Agent (“EA”) agreement is designed to place agents in the position to become business owners and invest their own capital to grow their agencies.  From 2009 through 2013, many previous Employee Agents migrated and other individuals were recruited and appointed directly into the EA agreement.  Upon appointment, these non-employee, independent contractors are under contract and trained to market only the Company’s multiline products and limited additional third-party vendor products.  Additionally, an independent contractor may sign multiple EA agreements with the Company and manage more than one Exclusive Agency.  At December 31, 2013, 86% of the combined Exclusive Agencies and Employee Agents were under the EA agreement.  Going forward, the EA agreement will be offered to additional qualified Employee Agents.  At December 31, 2013, approximately 60% of the 654 Exclusive Agencies had been formed by new appointments.  Management expects that all future new agent appointments will be under the EA agreement.  On an ongoing basis, the Company provides follow-up training and support to agents regarding the Company’s products, as well as to further embed repeatable processes and fully maximize the potential of ABM.

Broadening Distribution Options

To complement and extend the reach of the Company’s agency force and to more fully utilize its approved payroll reduction slots in school systems across the country, the Company utilizes a network of independent agents to distribute the Company's 403(b) tax-qualified annuity products.  In addition to serving educators in areas where the Company does not have dedicated agents, the independent agents complement the annuity capabilities of the Company's agency force in under-penetrated areas.  At December 31, 2013, there were 501 independent agents approved to market the Company’s annuity products throughout the U.S.  During 2013, collected contract deposits from this distribution channel were approximately $50 million.  Combined with business from the Company’s dedicated agency force, total annuity collected contract deposits were approximately $423 million for the year ended December 31, 2013.

Geographic Composition of Business

The Company's business is geographically diversified.  For the year ended December 31, 2013, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 8.0%; North Carolina, 6.7%; Texas, 6.2%; Florida, 5.7%, and Minnesota, 5.5%.

HMEC's property and casualty subsidiaries are licensed to write business in 48 states and the District of Columbia.  The following table sets forth the Company's top ten property and casualty states based on total direct premiums.

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty
	Segment
	2013 Direct	Percent
	Premiums (1)	of Total
State
California	$59.2	10.2%
North Carolina	43.1	7.4
Texas	39.0	6.7
Minnesota	36.8	6.3
Florida	36.7	6.3
South Carolina	31.3	5.4
Louisiana	30.6	5.3
Pennsylvania	21.4	3.7
Georgia	19.9	3.5
Maine	16.1	2.8
Total of top ten states	334.1	57.6
All other areas	246.0	42.4
Total direct premiums	$580.1	100.0%

(1)	Defined as earned premiums before reinsurance as determined under statutory accounting principles.

HMEC's principal life insurance subsidiary is licensed to write business in 48 states and the District of Columbia.  The following table sets forth the Company's top ten combined life and annuity states based on total direct premiums and contract deposits.

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	2013 Direct
	Premiums and	Percent
	Contract Deposits (1)	of Total
State
Pennsylvania	$38.0	7.2%
Illinois	32.8	6.2
North Carolina	31.1	5.9
Texas	29.8	5.6
California	29.0	5.5
Virginia	28.2	5.4
South Carolina	27.9	5.3
Florida	26.3	5.0
Minnesota	24.2	4.6
Tennessee	23.0	4.4
Total of top ten states	290.3	55.1
All other areas	236.8	44.9
Total direct premiums	$527.1	100.0%
___________
(1)	Defined as collected premiums before reinsurance as determined under statutory accounting principles.

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

The Company has had its longest relationship with the NEA, the nation's largest confederation of state and local teachers' associations, and many of the state and local education associations affiliated with the NEA.  The NEA has approximately 3.2 million members.  A number of state and local associations affiliated with the NEA endorse various insurance products and services of the Company and its competitors.  The Company does not pay the NEA or any affiliated associations any consideration in exchange for endorsement of Company products.  The Company does pay for marketing agreements, certain special functions and advertising.

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

Along with differentiating, value-added product features, the Company has a number of programs that demonstrate its commitment to the educator profession, while also further distinguishing Horace Mann from competitors within the K-12 educator market.  Examples of these programs include:  the NEA Foundation’s Horace Mann Awards for Teaching Excellence honoring 5 national finalists;  Horace Mann is a national sponsor of DonorsChoose.org, an online, not-for-profit organization that connects corporate and individual donors to teachers with classroom projects in need of funding; and, beginning in 2014, Horace Mann sponsors ASBO’s Certified Administrator of School Finance and Operations® (“SFO®”) certification program.

Property and Casualty Segment

The property and casualty segment represented 52% of the Company's consolidated insurance premiums written and contract deposits in 2013.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2013 represented 34% of the Company’s total insurance premiums written and contract deposits and 65% of property and casualty net written premiums.  As of December 31, 2013, the Company had approximately 482,000 voluntary automobile policies in force.  The Company's automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2013, homeowners insurance represented 18% of the Company’s total insurance premiums written and contract deposits and 34% of property and casualty net written premiums.  As of December 31, 2013, the Company had approximately 235,000 homeowners policies in force.  The Company insures primarily residential homes.

The Company has programs in a majority of states to provide higher-risk automobile and homeowners coverages, with third-party vendors underwriting and bearing the risk of such insurance and the Company receiving commissions on the sales.  As an example, in Florida the Company’s agents write certain homeowners policies for third-party vendors to help control the Company’s coastal risk exposure.

Selected Historical Financial Information For Property and Casualty Segment

The following table sets forth certain financial information with respect to the property and casualty segment for the periods indicated.

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2013	2012	2011
Financial Data:
Insurance premiums written	$570.4	$550.8	$545.9
Insurance premiums earned	561.9	546.3	547.5
Net investment income	36.2	36.8	36.9
Income before income taxes	57.2	47.9	0.6
Net income	44.4	37.1	5.9
Catastrophe costs, pretax (1)	40.2	43.3	86.0

Operating Statistics:
Loss and loss adjustment expense ratio	68.6%	71.3%	80.8%
Expense ratio	27.7%	27.0%	25.8%
Combined loss and expense ratio	96.3%	98.3%	106.6%
Effect of catastrophe costs on the combined ratio (1)	7.2%	8.0%	15.7%

Automobile and Homeowners (Voluntary):
Insurance premiums written
Automobile	$371.7	$360.3	$359.9
Homeowners	195.0	186.9	182.1
Total	566.7	547.2	542.0
Insurance premiums earned
Automobile	367.5	357.1	363.0
Homeowners	190.8	185.5	181.1
Total	558.3	542.6	544.1
Policies in force (in thousands)
Automobile	482	487	489
Homeowners	235	237	239
Total	717	724	728

(1)
These measures are used by the Company's management to evaluate performance against historical results and establish targets on a consolidated basis. These measures are components of net income but are considered non-GAAP financial measures under applicable SEC rules because they are not displayed as separate line items in the Consolidated Statements of Operations and there is inclusion or exclusion of certain items not ordinarily included or excluded in a GAAP financial measure. In the opinion of the Company's management, a discussion of these measures is meaningful to provide investors with an understanding of the significant factors that comprise the Company's periodic results of operations.

⋅	Catastrophe costs - The sum of catastrophe losses and property and casualty catastrophe reinsurance reinstatement premiums.
⋅
Catastrophe losses - In categorizing property and casualty claims as being from a catastrophe, the Company utilizes the designations of the Property Claims Service, a subsidiary of Insurance Services Office, Inc. (“ISO”), and additionally beginning in 2007, includes losses from all such events that meet the definition of covered loss in the Company’s primary catastrophe excess of loss reinsurance contract, and reports loss and loss adjustment expense amounts net of reinsurance recoverables. A catastrophe is a severe loss resulting from natural and man-made events within a particular territory, including risks such as hurricane, fire, earthquake, windstorm, explosion, terrorism and other similar events, that causes $25 million or more in insured property and casualty losses for the industry and affects a significant number of property and casualty insurers and policyholders. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount of loss in advance. Their effects are not included in earnings or claim and claim adjustment expense reserves prior to occurrence. In the opinion of the Company's management, a discussion of the impact of catastrophes is meaningful for investors to understand the variability in periodic earnings.

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year.  Catastrophe costs before federal income tax benefits for the Company for the last ten years are shown in the following table.

Catastrophe Costs
(Dollars in millions)

The
Company (1)
Year Ended December 31,
2013	$40.2
2012	43.3
2011	86.0
2010	49.2
2009	33.1
2008	73.9
2007	23.6
2006	19.8
2005	69.2
2004	75.5

(1)
Net of reinsurance and before federal income tax benefits.  Includes allocated loss adjustment expenses and reinsurance reinstatement premiums; excludes unallocated loss adjustment expenses.  The Company's individually significant catastrophe losses net of reinsurance were as follows:

2013 -
Wind/hail/tornado events in May, June and August were $10.1 million, $4.0 million and $7.9 million, respectively; winter storm events in February and April were $3.7 million and $3.4 million, respectively.

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

Impact of Catastrophe Losses
(Dollars in millions)

	Year Ended December 31,
	2013	2012	2011

Claims and claim expense incurred (1)	$385.6	$389.4	$442.5
Amount attributable to catastrophes (2)	40.2	43.3	86.0
Excluding catastrophes (1)	$345.4	$346.1	$356.5

Claims and claim expense payments	$384.7	$398.2	$462.3
Amount attributable to catastrophes (2)	38.0	47.9	83.4
Excluding catastrophes	$346.7	$350.3	$378.9

(1)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.
(2)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses; excludes unallocated loss adjustment expenses.

Property and Casualty Reserves

Property and casualty unpaid claims and claim expenses (“loss reserves”) represent management’s estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported.  The Company calculates and records a single best estimate of the reserve as of each balance sheet date in conformity with generally accepted actuarial standards.  For additional information regarding the process used to estimate property and casualty reserves, the risk factors involved and reserve development recorded in each of the three years ended December 31, 2013, see “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Liabilities for Property and Casualty Claims and Claim Expenses”.

All of the Company's reserves for property and casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves.  Due to the nature of the Company's personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

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

Reconciliation of Property and Casualty Claims and Claim Expense Reserves

(Dollars in millions)

	Year Ended December 31,
	2013	2012	2011

Gross reserves, beginning of year (1)	$274.5	$281.1	$301.6
Less reinsurance recoverables	13.7	11.5	12.2
Net reserves, beginning of year (2)	260.8	269.6	289.4
Incurred claims and claim expenses:
Claims occurring in the current year	403.6	406.6	452.8
Decrease in estimated reserves for claims occurring in prior years (3)	(18.0)	(17.2)	(10.3)
Total claims and claim expenses incurred (4)	385.6	389.4	442.5
Claims and claim expense payments for claims occurring during:
Current year	265.8	271.3	314.8
Prior years	118.9	126.9	147.5
Total claims and claim expense payments	384.7	398.2	462.3
Net reserves, end of year (2)	261.7	260.8	269.6
Plus reinsurance recoverables	14.1	13.7	11.5
Reported gross reserves, end of year (1)	$275.8	$274.5	$281.1

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $15.8 million, $14.9 million, $13.7 million and $14.1 million at December 31, 2013, 2012, 2011 and 2010, respectively, in addition to property and casualty segment reserves.

(2)	Reserves net of anticipated reinsurance recoverables.
(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.  For discussion of the reserve development recorded by the Company in 2013, 2012 and 2011, see “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity and group accident and health amounts of $62.7 million, $58.8 million and $59.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, in addition to the property and casualty segment amounts.

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

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods.  For example, if a claim was first reserved in 2003 at $100 thousand and then determined in 2012 to be $150 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 2003 - 2011 shown below.  This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred.  Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.  It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claims Expense Reserve Development

(Dollars in millions)

	December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Gross reserves for property and casualty claims and claim expenses	$304.3	$335.0	$342.7	$317.8	$306.2	$297.8	$301.0	$301.6	$281.1	$274.5	$275.8
Deduct: Reinsurance recoverables	20.6	25.7	31.6	22.4	15.9	14.8	15.8	12.2	11.5	13.7	14.1
Net Reserves for property and casualty claims and claim expenses (1)	283.7	309.3	311.1	295.4	290.3	283.0	285.2	289.4	269.6	260.8	261.7
Paid cumulative as of:
One year later	145.2	143.9	138.3	129.8	134.1	139.4	132.8	147.5	126.9	118.9
Two years later	209.5	202.5	196.5	184.1	184.2	187.3	186.5	196.8	169.2
Three years later	244.1	236.6	225.0	209.5	208.0	213.0	210.4	217.1
Four years later	264.1	252.7	239.1	223.5	220.0	225.2	220.5
Five years later	272.4	259.7	248.2	231.0	226.5	228.8
Six years later	276.9	263.3	253.0	235.5	229.2
Seven years later	279.0	266.7	255.9	237.1
Eight years later	281.3	268.4	256.9
Nine years later	281.3	268.5
Ten years later	281.3
Net Reserves reestimated as of (1):
End of year	283.7	309.3	311.1	295.4	290.3	283.0	285.2	289.4	269.6	260.8	261.7
One year later	287.5	296.2	291.8	275.4	272.2	271.3	264.7	279.1	252.4	242.8
Two years later	283.1	282.7	279.7	262.1	263.0	255.7	258.6	269.9	233.5
Three years later	283.5	278.2	270.2	255.3	254.0	254.5	255.6	251.6
Four years later	281.3	272.8	256.3	241.6	239.0	245.3	240.1
Five years later	280.6	268.4	257.3	242.9	239.8	239.9
Six years later	281.1	268.3	259.6	243.0	237.1
Seven years later	281.1	269.8	259.7	241.4
Eight years later	282.4	269.4	258.8
Nine years later	281.3	268.4
Ten years later	281.2
Net Reserve redundancy (deficiency) – initial net reserves in excess of (less than) reestimated reserves:
Amount (2)	$2.5	$40.9	$52.2	$54.0	$53.2	$43.1	$45.1	$37.8	$36.1	$18.0
Percent	0.9%	13.2%	16.8%	18.3%	18.3%	15.2%	15.8%	13.1%	13.4%	6.9%

Gross reestimated liability - latest	$337.4	$331.7	$338.5	$286.4	$272.5	$277.6	$276.8	$282.5	$252.3	$258.6
Reestimated reinsurance recoverables - latest	56.2	63.3	79.7	45.0	35.4	37.7	36.7	30.9	18.8	15.8
Net Reserve reestimated - latest (1)	$281.2	$268.4	$258.8	$241.4	$237.1	$239.9	$240.1	$251.6	$233.5	$242.8
Gross cumulative excess (deficiency) (2)	$(33.1)	$3.3	$4.1	$31.4	$33.7	$20.2	$24.2	$19.1	$28.8	$15.9

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

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are entered into for each calendar year.  Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded.  Historically, the Company's losses from uncollectible reinsurance recoverables have been insignificant due to the Company’s emphasis on the credit worthiness of its reinsurers.  Past due reinsurance recoverables as of December 31, 2013 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage.  For 2013, the Company’s catastrophe excess of loss coverage consisted of one contract in addition to the Florida Hurricane Catastrophe Fund (“FHCF”).  The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25.0 million per occurrence up to $175.0 million per occurrence.  This contract consisted of three layers, each of which provided for one mandatory reinstatement.  The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million.  In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $5.6 million up to $20.3 million, based on the FHCF’s financial resources.  The FHCF contract is a one-year contract, effective June 1, 2013.

For 2014, the Company’s catastrophe excess of loss coverage consists of one contract in addition to the FHCF, and the contract has the same provisions as described in the previous paragraph for 2013.  The FHCF limits described in the previous paragraph continue up to June 1, 2014, at which time a new annual contract may begin.

The Company has not joined the California Earthquake Authority (“CEA”).  The Company's exposure to losses from earthquakes is managed through its underwriting standards, its earthquake policy coverage limits and deductible levels, and the geographic distribution of its business, as well as its reinsurance program.  After reviewing the exposure to earthquake losses from the Company’s own policies and from what it would be with participation in the CEA, including estimated start-up and ongoing costs related to CEA participation, management believes it is in the Company's best economic interest to offer earthquake coverage directly to its homeowners policyholders.

For liability coverages, in 2013 the Company reinsured each loss above a retention of $0.8 million up to $2.5 million per occurrence and $20.0 million in a clash event.  (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.)  For property coverages, in 2013 the Company reinsured each loss above a retention of $0.8 million up to $2.5 million on a per risk basis, including catastrophe losses that in the aggregate were less than the retention levels above.  Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $5.1 million of property recovery in any one event.  Effective January 1, 2014, for liability coverages the retention increased to $0.9 million with coverage up to $2.5 million on a per occurrence basis and $20.0 million in a clash event.  Retention for property coverages also increased to $0.9 million, with coverage up to $2.5 million on a per risk basis.  The Company can submit to the reinsurers three per risk losses from the same occurrence for a total of $4.8 million of property recovery in any one event.

The following table identifies the Company's most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (“A.M. Best”) and Standard & Poor's Corporation (“S&P” or “Standard & Poor's”) as of January 1, 2014.  No other single reinsurer's percentage participation in 2014 or 2013 exceeds 5%.

Property Catastrophe First Event Excess of Loss
Reinsurance Participants In Excess of 5% in Either 2014 or 2013

A.M. Best	S&P			Participation
Rating	Rating	Reinsurer	Parent	2014	2013

A	A+	Lloyd’s of London Syndicates		25%	12%
A+	AA-	Swiss Re Underwriters Agency, Inc	Swiss Re Ltd	10%	10%
A	A+	BGS Services Bermuda Limited	Brit Insurance Holdings BV	8%	0%
NR	AA-	R+V Versicherung AG	DZ BANK AG	7%	4%
A	A+	SCOR Global P&C SE	SCOR SE	7%	4%
A++	AA-	Tokio Millennium Re AG	Tokio Marine Holdings, Inc.	5%	4%
A	A+	Transatlantic Reinsurance
		Company, Inc.	Alleghany Corporation	5%	6%
A	A	Aspen Bermuda Limited	Aspen Insurance Holdings Limited	0%	7%
A	A	Validus Reinsurance, Ltd.	Validus Holdings, Ltd.	0%	6%

NR	Not rated.

For 2013, property catastrophe reinsurers representing 96% of the Company's total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best with the remaining 4% of coverage provided by a reinsurer rated “AA-” by S&P but not formally followed by A.M. Best.  For 2014, property catastrophe reinsurers representing 93% of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best with the remaining 7% of coverage provided by a reinsurer rated “AA-” by S&P but not formally followed by A.M. Best.

Annuity Segment

Educators in the Company's target market continue to benefit from the provisions of Section 403(b) of the Internal Revenue Code (the “Code”) which began in 1961.  This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to a qualified retirement plan.  (Also see “Regulation -- Regulation at Federal Level”.)  The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the K-12 portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis.  The Company has 403(b) payroll reduction capabilities utilized by approximately one-third of the 13,600 public school districts in the U.S.  Approximately 52% of the Company's new annuity contract deposits in 2013 were for 403(b) tax-qualified annuities; approximately 66% of accumulated annuity value on deposit is 403(b) tax-qualified.  In 2013, annuities represented 39% of the Company’s consolidated insurance premiums written and contract deposits.

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

Variable annuity contracts with a guaranteed minimum death benefit (“GMDB”) provide an additional benefit if the contractholder dies and the contract value is less than a contractually defined amount.  The Company has a relatively low exposure to GMDB risk because approximately 30% of contract values have no guarantee; approximately 64% have only a return of premium guarantee; and only approximately 6% have a guarantee of premium roll-up at an annual rate of 3% or 5%.

As of December 31, 2013, the Company's 93 variable sub-account options included funds managed by some of the best-known names in the mutual fund industry, such as AllianceBernstein, American Century, Ariel, BlackRock, Calvert, Davis, Delaware, Dreyfus, Fidelity, Franklin Templeton, Goldman Sachs, Ibbotson, JPMorgan, Lazard, Lord Abbett, Neuberger Berman, Putnam, Rainier, Royce, T. Rowe Price, Vanguard, Wells Fargo and Wilshire, offering the Company's customers multiple investment options to address their personal investment objectives and risk tolerance.  These funds have been selected with the assistance of Wilshire Associates, the Company’s funds advisor, which provides oversight and input to fund manager additions and replacements.  Total accumulated fixed and variable annuity cash value on deposit at December 31, 2013 was $5.4 billion.

Among the Company’s annuity products, the Goal Planning Annuity offers educators a variable annuity with the Company’s wide array of sub-account investment choices.  It includes an optional first year premium bonus and two optional riders that enhance the death benefit feature of the product.  Another product, Expanding Horizon, is a fixed interest rate annuity contract for investors who do not want investment risk exposure.  This product offers educators a competitive rate of interest on their retirement dollars and a choice of bonuses to optimize their benefits at retirement.  In February 2014, the Company introduced its Destination Fixed Indexed Annuity product -- a product designed to have potentially greater credited interest rates over the long term than traditional fixed rate annuities, because the credited interest rate will be linked to changes in an index, either the S&P 500 or the Dow Jones Industrial Average.

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

Annuity Segment
Selected Historical Financial Information
(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2013	2012	2011
Financial Data:
Contract deposits:
Variable	$131.7	$113.2	$109.0
Fixed	291.3	304.4	324.9
Total	423.0	417.6	433.9
Contract charges earned	22.6	21.8	18.9
Net investment income	208.4	200.8	182.8
Net interest margin (without realized investment gains and losses)	81.4	79.4	69.2
Income before income taxes	63.2	59.6	44.4
Net income	44.7	40.5	30.9

Operating Statistics:
Fixed:
Accumulated value	$3,617.2	$3,364.2	$3,061.7
Accumulated value persistency	95.2%	95.4%	94.9%
Variable:
Accumulated value	$1,748.0	$1,398.3	$1,273.8
Accumulated value persistency	94.0%	94.3%	93.5%
Number of contracts in force	194,523	188,918	184,473
Average accumulated cash value (in dollars)	$27,582	$25,210	$23,502
Average annual deposit by contractholders (in dollars)	$2,253	$2,331	$2,313
Annuity contracts terminated due to surrender, death, maturity or other:
Number of contracts	7,050	7,227	7,419
Amount	$294.4	$254.8	$263.9
Fixed accumulated cash value grouped by applicable surrender charge:
0%	$1,708.1	$1,437.7	$1,229.6
Greater than 0% but less than 5%	211.5	220.1	231.6
5% and greater but less than 10%	1,531.0	1,541.4	1,458.8
10% and greater	46.7	46.7	25.1
Supplementary contracts with life contingencies not subject to discretionary withdrawal	119.9	118.3	116.6
Total	$3,617.2	$3,364.2	$3,061.7

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

The Company's traditional term, whole life and group life business in force consists of approximately 141,000 policies, representing approximately $11.3 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $50.7 million as of December 31, 2013.  In addition, the Company also had in force approximately 59,000 Experience Life policies, representing approximately $3.8 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $46.9 million.

In 2013, the life segment represented 9% of the Company’s consolidated insurance premiums written and contract deposits.

During 2013, the average face amount of ordinary life insurance policies issued by the Company was $162,100 and the average face amount of all ordinary life insurance policies in force at December 31, 2013 was $88,219.

The maximum individual life insurance risk retained by the Company is $200,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage.  Beginning in 2014, the maximum individual life insurance risk retained by the Company was increased to $300,000 on any individual life.  The excess of the amounts retained are reinsured with life reinsurers that are rated “A- (Excellent)” or above by A.M. Best.  The Company also maintains a life catastrophe reinsurance program.  In 2013, the Company reinsured 100% of the catastrophe risk in excess of $1 million up to $35 million per occurrence, with one reinstatement.  For 2014, the Company’s catastrophe risk coverage is unchanged.  The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

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

Selected Historical Financial Information For Life Segment

The following table sets forth certain information with respect to the Company's life insurance products for the periods indicated.

Life Segment

Selected Historical Financial Information
(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2013	2012	2011
Financial Data:
Insurance premiums and contract deposits	$100.8	$99.3	$98.6
Insurance premiums and contract charges earned	106.4	102.4	100.7
Net investment income	69.9	69.4	69.6
Income before income taxes	31.3	34.2	30.8
Net income	20.4	21.9	19.4

Operating Statistics:
Life insurance in force:
Ordinary life	$14,147	$13,661	$13,136
Group life	957	971	1,025
Total	$15,104	$14,632	$14,161
Number of policies in force:
Ordinary life	160,362	160,585	161,520
Group life	39,799	40,976	42,685
Total	200,161	201,561	204,205
Average face amount in force (in dollars):
Ordinary life	$88,219	$85,070	$81,300
Group life	24,046	23,697	24,000
Total	75,459	72,593	69,300
Lapse ratio (ordinary life insurance in force)	4.4%	4.2%	4.7%
Ordinary life insurance terminated due to death,
surrender, lapse or other:
Face amount of insurance surrendered or lapsed	$606.7	$540.4	$582.7
Number of policies	4,549	4,441	4,726
Amount of death claims opened	$48.5	$42.9	$45.8
Number of death claims opened	1,622	1,695	1,448

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

Investments

The Company's investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield.  These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities, which are selected to match the anticipated duration of the Company’s liabilities.  When impairment of the value of an investment is considered other-than-temporary, the decrease in value is recorded and a new cost basis is established.  At December 31, 2013, fixed income securities represented 91.9% of the Company’s total investment portfolio, at fair value.  Of the fixed income investment portfolio, 95.5% was investment grade and 95.5% was publicly traded.  At December 31, 2013, the average quality and average option-adjusted duration of the total fixed income portfolio were A and 6.3 years, respectively.  At December 31, 2013, investments in non-investment grade fixed income securities represented 4.1% of the total investment portfolio, at fair value.  There are no significant investments in mortgage whole loans, real estate or non-U.S. dollar-denominated foreign securities.

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

The following table sets forth the carrying values and amortized cost of the Company's investment portfolio.

Investment Portfolio
December 31, 2013
(Dollars in millions)

	Percentage
	of Total	Carrying Value
	Carrying		Annuity	Property and	Amortized
	Value	Total	and Life	Casualty	Cost or Cost
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-termInvestments:
U.S. government and agency obligations, all investment grade (1):
Mortgage-backed securities	8.7%	$569.7	$553.2	$16.5	$555.5
Other, including U.S. Treasury securities	6.7	435.6	423.6	12.0	449.1
Investment grade corporate and public utility bonds	32.3	2,113.1	2,012.7	100.4	1,966.4
Non-investment grade corporate and public utility bonds (2)	3.4	224.8	154.4	70.4	220.7
Investment grade municipal bonds	22.2	1,448.2	895.5	552.7	1,400.5
Non-investment grade municipal bonds (2)	0.2	10.9	2.7	8.2	12.2
Investment grade other mortgage- backed securities (3)	12.8	834.5	830.0	4.5	819.7
Non-investment grade other mortgage-backed securities (2)(3)	0.4	28.8	28.6	0.2	26.0
Foreign government bonds, all investment grade	0.8	55.0	53.7	1.3	50.7
Redeemable preferred stock, all investment grade	0.2	13.4	13.4	-	11.6
Equity securities:
Investment grade non- redeemable preferred stocks	0.3	19.6	14.4	5.2	20.6
Non-investment grade non- redeemable preferred stocks (2)	-	1.4	-	1.4	1.5
Common stocks	0.8	53.0	-	53.0	42.7
Closed-end fund	0.3	17.9	17.9	-	20.0
Short-term investments (4)	3.2	206.8	152.9	53.9	206.8
Total publicly traded securities	92.3	6,032.7	5,153.0	879.7	5,804.0
Other Invested Assets:
Investment grade private placements	4.1	268.1	268.1	-	264.5
Non-investment grade private placements (2)	0.1	7.5	7.5	-	7.3
Mortgage loans (5)	-	*	*	-	*
Policy loans	2.1	140.6	140.6	-	140.6
Other	1.4	90.6	59.9	30.7	90.6
Total other invested assets	7.7	506.8	476.1	30.7	503.0
Total investments (6)	100.0%	$6,539.5	$5,629.1	$910.4	$6,307.0

*	Less than $0.1 million.
(1)
Includes $241.9 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $763.4 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. government.

(2)
A non-investment grade rating is assigned to a security when it is acquired or when it is downgraded from investment grade, primarily on the basis of the Standard & Poor's Corporation (“Standard & Poor’s” or “S&P”) rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. (“Moody's”) rating for such security, or if there is no S&P or Moody's rating, the National Association of Insurance Commissioners’ (the “NAIC”) rating for such security.  The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary.  The Company incorporates rating changes on a monthly basis.

(Continued on next page)

Investment Portfolio - (Continued)
(3)
Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized debt obligations.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2013 -- Net Realized Investment Gains and Losses” listed on page F-1 of this report.

(4)
Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value.  Short-term investments represent $206.4 million in money market funds rated “AAA” and $0.4 million in a short-term bond rated “A”.

(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.
(6)
Approximately 8% of the Company's investment portfolio, having a carrying value of $538.1 million as of December 31, 2013, consisted of securities with some form of credit support, such as insurance.  Of the securities with credit support as of December 31, 2013, municipal bonds represented $299.1 million carrying value.

Fixed Maturity Securities and Equity Securities

At December 31, 2013, approximately 25% of the Company's fixed maturity securities portfolio was expected to mature within the next 5 years.  Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented approximately 22% of the total investment portfolio at December 31, 2013.  These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages.  Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

For financial reporting purposes, the Company has classified the entire fixed maturity portfolio as “available for sale”.  Fixed maturities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value.  The net adjustment for unrealized gains and losses on securities available for sale is recorded as a separate component of accumulated other comprehensive income within shareholders' equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs associated with interest-sensitive life and annuity contracts.  Fixed maturities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors, other than securities that are in an unrealized loss position for which management has the stated intent to hold until recovery.

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

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st.  Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled.  The aggregate amount of dividends that may be paid in 2014 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $82 million.

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

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks.  At December 31, 2013 and 2012, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

Assessments Against Insurers and Mandatory Insurance Facilities

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes in certain states.  Also, the Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company's direct writings in the applicable state.  For the three years ended December 31, 2013, the impact of the above industry items were not material to the Company’s results of operations.

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

Federal income taxation of the build-up of cash value within a life insurance policy or an annuity contract could have a materially adverse impact on the Company's ability to market and sell such products.  Various legislation to this effect has been proposed in the past, but has not been enacted.  Although no such legislative proposals are known to exist at this time, such proposals may be made again in the future.  Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company's annuity and life products to customers.

Financial Regulation Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) created a new Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury.  The FIO is charged with monitoring and providing specific reports on various aspects of the insurance industry, but it does not have general supervisory or regulatory authority over the business of insurance. Dodd-Frank creates new opportunities for federal monitoring and limited intervention in the regulation of the insurance industry, and the FIO’s reports and recommendations may create new pressures for broader federal regulatory authority over the insurance industry longer term.  In December 2013, the FIO released a report recommending ways to modernize and improve the system of insurance regulation in the U.S.  While the report did not recommend full federal regulation of insurance, it did suggest an expanded federal role in some circumstances.  As various aspects of Dodd-Frank continue to be addressed, management will closely monitor these future developments for impact on the Company, insurers of similar size and the insurance industry as a whole.

Employees

At December 31, 2013, the Company had approximately 1,395 non-agent employees and 105 full-time employee agents.  (This does not include 595 Exclusive Agent independent contractors that were part of the Company’s total dedicated agency force at December 31, 2013.)  The Company has no collective bargaining agreement with any employees.

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

Financial markets in the U.S. and elsewhere can experience extreme volatility and disruption for uncertain periods of time.  As an example, in 2008 and 2009, stresses affecting the global banking system led to economic volatility which exerted significant downward pressure on prices of equity securities and many other investment asset classes and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  The continuing slow recovery of the economy has resulted in many states and local governments operating under deficits or projected deficits which could have an impact on both the Company’s niche market and its investment portfolio.  Like other financial institutions which face significant financial market risk in their operations, the Company was adversely affected by these conditions and could be adversely impacted by similar circumstances in the future.  The Company’s ability to access the capital markets to refinance outstanding indebtedness or raise capital could be impaired during significant financial market disruptions.

As discussed further in subsequent risk factors, in addition to the effects of financial markets volatility, a prolonged economic recession may have other adverse impacts on our financial condition and results of operations.

If our investment strategy is not successful, we could suffer unexpected losses.

The success of our investment strategy is crucial to the success of our business. Specifically, our fixed income portfolio is subject to a number of risks including:
•	interest rate risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected;
•
market value risk, which is the risk that our invested assets will decrease in value due to a change in the yields realized on our assets and prevailing market yields for similar assets, an unfavorable change in the liquidity of the investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the investment;

•
credit risk, which is the risk that the value of certain investments becomes impaired due to deterioration in the financial condition of one or more issuers of those instruments or the deterioration in performance or credit quality of the underlying collateral of certain structured securities and, ultimately, the risk of permanent loss in the event of default by an issuer or underlying credit;

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

The Company’s investment strategy and guidelines have resulted in an investment portfolio which is comprised primarily of investment grade, fixed income securities.  Inclusion of alternative investments, even those consistent with the Company’s overall conservative investment guidelines, could result in some volatility in our financial condition and results of operations.

Although historically the Company has not been a party to these transactions, from time to time we could also enter into foreign currency, interest rate, credit derivative and other hedging transactions in an effort to manage risks, including risks that may be attributable to any new products offered by the Company.  We cannot provide assurance that we will successfully structure those derivatives and hedges so as to effectively manage these risks.  If our calculations are incorrect, or if we do not properly structure our derivatives or hedges, we may have unexpected losses and our assets may not be adequate to meet our needed reserves, which could adversely affect our financial condition and results of operations.

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

The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.  During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, fair value determination may require more subjectivity and management judgment and those fair values may differ materially from the value at which the investments ultimately could be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. The difference between amortized cost or cost and fair value, net of applicable deferred income tax asset or liability and the related impact on deferred policy acquisition costs associated with investment (annuity) and interest-sensitive life contracts, is reflected as a component of accumulated other comprehensive income within shareholders' equity. Decreases in the fair value of our investments could have a material adverse effect on our financial condition and results of operations.

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

Significant changes in interest rates expose us to the risk of not earning income or experiencing losses based on the differences between the interest rates earned on our investments and the credited interest rates paid on our outstanding fixed annuity and interest-sensitive life contracts.  Significant changes in interest rates may affect:
•	the ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in our annuity and life products;
•	the book yield of our investment portfolio; and
•	the unrealized gains and losses in our investment portfolio and the related after-tax effect on our shareholders’ equity and total capital.

Both rising and declining interest rates can negatively affect the income we derive from our annuity and life products’ interest rate spreads.  During periods of falling interest rates or a sustained period of low interest rates, our investment earnings will be lower because new investments in fixed maturity securities likely will bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our annuity contracts, particularly in a multi-year period of low interest rates.  As of the time of this Annual Report on Form 10-K, new money rates continue to be at historically low levels.  If interest rates were to remain low over a sustained period of time, and based on the press release issued by the Federal Open Market Committee on January 29, 2014 that the Federal Reserve Board is likely to maintain its current highly accommodative stance of monetary policy well past the time that the unemployment rate declines below 6.5%, this would put additional pressure on our interest spreads, potentially resulting in an adverse impact on the evaluation of our deferred policy acquisition costs, thereby reducing net income in the affected reporting period.

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

Changes in interest rates may also affect our business in other ways.  For example, a rapidly changing interest rate environment may result in less competitive crediting rates on certain of our fixed-rate products which could make those products less attractive, leading to lower sales and/or increases in the level of life insurance and annuity product surrenders and withdrawals.  New business volume also could be negatively impacted by product or agent compensation changes which we might make to mitigate the income effect of spread compression.  Interest rate fluctuations that impact future profits may also impact the amortization of deferred policy acquisition costs.

As another example of potential interest rate impacts, our annuity and life operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to ensure that such liabilities are adequate to meet the Company’s obligations under a variety of interest rate scenarios.  A continuation of the current low interest rate environment over a prolonged period of time could cause the Company to increase statutory reserves as a result of cash flow testing, which would reduce statutory surplus of the life insurance subsidiaries and potentially limit the subsidiaries’ ability to distribute cash to the holding company or write insurance business (as further described in a subsequent risk factor).

Regulatory initiatives, including the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), could adversely impact liquidity and volatility of financial markets in which we participate.

In response to the credit and financial crisis, U.S. and overseas governmental and regulatory authorities are considering or implementing enhanced or new regulatory requirements intended to prevent future crises or stabilize the institutions under their supervision.  Such measures are leading to stricter regulation of financial institutions.  Changes from Dodd-Frank and other U.S. and overseas governmental initiatives have created uncertainty and could continue to adversely impact liquidity and increase volatility of the financial markets in which we participate and, in turn, negatively affect our financial condition or results of operations.

Our annuity business may be, and in the past has been, adversely affected by volatile or declining financial market conditions.

Conditions in the U.S. and international financial markets affect the sale and profitability of our annuity products.  In general, sales of variable annuities decrease when financial markets are declining or experiencing a higher than normal level of volatility over an extended period of time.  Therefore, weak and/or volatile financial market performance may adversely affect sales of our variable annuity products to potential customers, may cause current customers to withdraw or reduce the amounts invested in our variable annuity products and may reduce the market value of existing customers’ investments in our variable annuity products, in turn reducing the amount of variable annuity fee revenues generated.  In addition, some of our variable annuity contracts offer guaranteed minimum death benefit features, which provide for a benefit if the contractholder dies and the contract value is less than a specified amount.  A decline in the financial markets could cause the contract value to fall below this specified amount, increasing our exposure to losses from variable annuity products featuring guaranteed minimum death benefits.  Declining or volatile financial markets that impact future profits may also impact the amortization of deferred policy acquisition costs.

Losses due to defaults by others could reduce our profitability or negatively affect the value of our investments.

Third party debtors may not pay or perform their obligations.  These parties may include the issuers whose securities we hold, customers, reinsurers, borrowers under mortgage loans, trading counterparties, counterparties under swaps and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.

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

Catastrophic events, as well as significant weather events not designated as catastrophes, can have a material adverse effect on our financial condition and results of operations.

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

Our property and casualty insurance subsidiaries have experienced, and we anticipate that in the future they will continue to experience, catastrophe losses.  A catastrophic event, a series of multiple catastrophic events or a series of non-catastrophe severe weather events could have a material adverse effect on the financial condition and results of operations of our insurance subsidiaries.

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

Based on 2013 direct premiums earned, 58% of the total annual premiums for our property and casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage.  Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences:  California, North Carolina, Texas, Florida, South Carolina, Louisiana and Georgia.

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

At December 31, 2013, we had $47.4 million of goodwill recorded on our consolidated balance sheet.  Goodwill was recorded when the Company was acquired in 1989 and when Horace Mann Property & Casualty Insurance Company was acquired in 1994, in both instances reflecting the excess of cost over the fair market value of net assets acquired.  In 2013, the goodwill balance was evaluated for impairment, as described in “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies”, with no impairment charge resulting from such assessment.  The evaluation of goodwill considers a number of factors including the impacts of a volatile financial market on earnings, discount rate assumptions, liquidity and the Company’s market capitalization.  If an evaluation of the Company’s fair value or of the Company’s segments’ fair value indicated that all or a portion of the goodwill balance was impaired, the Company would be required to write off the impaired portion.  Such a write-off could have a material adverse effect on our results of operations in the period of the write-off; however, management does not anticipate a material effect on the Company’s financial condition.

Any downgrade in or adverse change in outlook for our claims-paying ratings, financial strength ratings or credit ratings could adversely affect our financial condition and results of operations.

Claims-paying ratings and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies.  In the evolving 403(b) annuity market, school districts and benefit consultants have placed an emphasis on the relative financial strength ratings of competing companies.  Each rating agency reviews its ratings periodically and from time to time may modify its rating criteria including, among other factors, its expectations regarding capital adequacy, profitability and revenue growth.  A downgrade in the ratings or adverse change in the ratings outlook of any of our insurance subsidiaries by a major rating agency could result in a substantial loss of business for that subsidiary if school districts, policyholders or independent agents move their business to other companies having higher claims-paying ratings and financial strength ratings than we do.  This loss of business could have a material adverse effect on the results of operations and financial condition of that subsidiary.

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

Over 85% of the Company’s agencies are owned by non-employee, independent contractor, Exclusive Agents.  Overall, at December 31, 2013 approximately 90% of the Company’s agents and agencies were operating under the Agency Business model -- agents in outside offices with licensed producers -- which is designed to remove capacity constraints and increase productivity.  The economic viability of each agency is directly dependent of the productivity of the agency and the success at penetrating, serving and cross-selling the Company’s educator market.

Our success in marketing and selling our products is largely dependent upon the efforts of our agent sales force and the success of their agency operations.  As we expand our business, we may need to expand the number of agencies marketing our products.  If we are unable to appoint additional agents, fail to retain high-producing agents, are unable to maintain the productivity of those agency operations or are unable to maintain market penetration in existing territories, sales of our products likely would decline and our financial condition and results of operations could be adversely affected.

If we are not able to maintain and secure (1) access to educators and (2) endorsements and other relationships with the educational community, our financial condition and results of operations could be adversely affected.

Our ability to successfully increase new business in the educator market is largely dependent on our ability to effectively access educators either in their school buildings or through other approaches.  While this is especially true for the sale of 403(b) tax-qualified annuity products via payroll reduction, any significant decrease in access, either through fewer payroll slots, increased security measures, impacts of state or federal level pension reform initiatives, or for other reasons could potentially adversely affect the sale of all lines of our business and require us to change our traditional approach to worksite marketing and promotion.  With the current IRS regulations regarding Section 403(b) arrangements, including annuities, our ability to maintain and increase our share of the 403(b) market, and the access it gives us for other product lines, will depend on our ability to successfully compete in this market.  Some school districts and benefit consultants have placed an emphasis on the relative financial strength ratings of competing companies, as well as low cost product and distribution approaches, which may put us at a competitive disadvantage relative to other more highly-rated insurance companies.

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

Horace Mann's strategic objective is to become the company of choice in meeting the insurance and financial services needs of the educational community.  With K-12 teachers, administrators, and support personnel representing a significant percentage of our business, the financial condition and results of operations of our subsidiaries could be more prone than many of our competitors to the effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues.

While the U.S. financial market and certain sectors of the economy have shown improvement over recent quarters, federal and state revenue shortages continue to pressure the budgets of many school districts.  Teacher layoffs and early retirements have taken place in recent years and it is possible that additional reductions will occur in the near-term future.  Similar to others in the insurance industry, the Company has experienced periods with pressure on new business sales levels.  However, despite the economic headwinds, as of the time of this Annual Report on Form 10-K, the Company’s retention of annuity accumulated values remains strong; the level of annuity scheduled deposit suspension has improved significantly compared to the 2008-2009 period; and total annuity net fund flows continued to be positive in 2013, as they were throughout each year in the 2008 through 2012 period.  However, there can be no assurance that these business factors will remain favorable.

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

The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, more sophisticated product pricing, greater economies of scale and/or lower-cost marketing approaches compared to us.  In our target market, we believe that the principal competitive factors in the sale of property and casualty insurance products are price, overall service, name recognition and worksite sales and service.  We believe that the principal competitive factors in the sale of annuity products and life insurance are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.  And, we believe that the Company’s focus on the educator market niche, as well as the knowledge obtained regarding this niche throughout the Company’s history, contribute to our ability to effectively and profitably serve this market.

Particularly in the property and casualty business, our insurance subsidiaries from time to time, generally on a cyclical basis, experience periods of intense competition during which they may be unable to increase policyholders and revenues without adversely impacting profit margins.  During the current cycle, which is expected to persist through 2014 and potentially beyond, competition from direct writers and large, mass market carriers has been particularly aggressive, evidenced in part by their significant national advertising expenditures.  In addition, advancements in vehicle technology and safety features, such as accident prevention technologies or the development of autonomous or partially autonomous vehicles -- once widely available and utilized, as well as expanded availability of usage-based insurance could materially alter the way that automobile insurance is marketed, priced and underwritten.  The inability of our insurance subsidiaries to compete successfully in the property and casualty business could adversely affect the subsidiaries’ financial condition and results of operations and the resulting ability to distribute cash to the holding company.

In our annuity business, the current IRS Section 403(b) regulations, which generally took effect January 1, 2009, have made the 403(b) market more similar to the 401(k) market than it was in the past.  While this change has and may continue to reduce the number of competitors in this market, it has made the 403(b) market more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business.  While not yet widespread, there has been continued pressure in some states to adopt state-sponsored or mandated 403(b) plans with single- or limited-provider options; this pressure has come from competitor lobbying efforts and state legislature-initiated pension reform initiatives.  The inability of our insurance subsidiaries to compete successfully in these markets could adversely affect the subsidiaries’ financial condition and results of operations and the resulting ability to distribute cash to the holding company.

A reduction or elimination of the tax advantages of annuity and life products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) annuities and individual retirement accounts (“IRAs”), could make our products less attractive to clients and adversely affect our operating results.

A significant part of our annuity business involves fixed and variable 403(b) tax-qualified annuities, which are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations.  Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our life and annuity products to clients or the tax benefits of programs utilized by our customers.  As a result of economic conditions from 2008 through 2013 and as of the time of this Annual Report on Form 10-K, revenue challenges exist at federal, state and local government levels.  These challenges could increase the risk of future adverse impacts on current tax advantaged products or result in notable reforms to educator pension programs.  See also “Business -- Regulation -- Regulation at Federal Level”.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) created a new Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The FIO is charged with monitoring and providing specific reports on various aspects of the insurance industry, but it does not have general supervisory or regulatory authority over the business of insurance.  In December 2013, the FIO released a report recommending ways to modernize and improve the system of insurance regulation in the U.S.  While the report did not recommend full federal regulation of insurance, it did suggest an expanded federal role in some circumstances. While Dodd-Frank creates new opportunities for federal monitoring and limited intervention in the regulation of the insurance industry, and the FIO’s reports and recommendations may create new pressures for broader federal regulatory authority over the insurance industry longer term, management does not expect the current provisions of Dodd-Frank to have a significant effect on the Company.  Management will continue to monitor developments under Dodd-Frank, as various aspects of it continue to be addressed by governmental bodies.  Additional regulations could adversely affect the efficiency and effectiveness of business processes, financial condition and results of operations of the Company, insurers of similar size and/or the insurance industry as a whole.

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

Unauthorized access to and unintentional dissemination of our confidential, highly-sensitive customer, employee or Company data or other breaches of data security in our facilities, networks or databases, or those of our agents or third-party vendors, could result in loss or theft of assets or sensitive information, data corruption or operational disruption that may expose the Company to liability and/or regulatory action and may have an adverse impact on the Company’s customers, employees, reputation and business.  In addition, any compromise of the security of our data or prolonged denial of service on our websites could harm the Company’s business and reputation.  We have designed, implemented and routinely test industry-compliant procedures for protection of confidential information and sensitive corporate data, including rapid response procedures to help contain or prevent data loss if a breach were to occur.  We have also implemented multiple technical security protections and contractual obligations regarding security breaches for our agents and third-party vendors.  Even with these efforts, there can be no assurance that security breaches or service disruptions will be prevented.

Successful execution of our business growth strategy is dependent on effective implementation of new or enhanced technology systems and applications.

Our ability to effectively execute our business growth strategy and leverage potential economies of scale is dependent on our ability to provide the requisite technology components for that strategy.  While we have effectively upgraded our infrastructure technologies with improvements in our data center, a new communications platform and enhancements to our disaster recovery capabilities, our ability to replace or supplement dated, monolithic legacy business systems with more flexible, maintainable, and customer accessible solutions will be necessary to achieve our plans.  The inherent difficulty in replacing and/or modernizing these older technologies, coupled with the Company’s lack of experience in these endeavors, presents an increased risk to delivering these technology solutions in a cost effective and timely manner.  Our scale will require us to develop innovative solutions to address these challenges.  More modern approaches to software development and utilization of third-party vendors can augment the Company’s internal capacity for these implementations, but may not adequately reduce the operational risks of timely and cost effective delivery.

Loss of key vendor relationships could affect our operations.

We rely on services and products provided by a number of vendors in the United States and abroad. These include, for example, vendors of computer hardware and software, including on-demand software, and vendors of services such as investment management advisement, information technology services and delivery services for customer policy-level communications. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational difficulties and financial losses.

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.      Properties

HMEC's home office property at 1 Horace Mann Plaza in Springfield, Illinois, consisting of an office building totaling 225,000 square feet, is owned by the Company.  Also in Springfield, the Company owns and leases some smaller buildings at other locations.  In addition, the Company leases office space in suburban Dallas, Texas, and Raleigh, North Carolina, for its claims operations and leases some office space related to its field marketing operations.  These properties, which are utilized by all of the Company’s business segments, are adequate and suitable for the Company's current and anticipated future needs.

ITEM 3.      Legal Proceedings

At the time of this Annual Report on Form 10-K, the Company does not have pending litigation from which there is a reasonable possibility of material loss.

ITEM 4.      Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

HMEC's common stock began trading on the NYSE in November 1991 under the symbol of HMN at a price of $9 per share.  The following table sets forth the high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends paid per share of common stock during the periods indicated.

	Market Price		Dividend
Fiscal Period	High	Low	Paid
2013:
Fourth Quarter	$31.81	$27.25	$0.195
Third Quarter	29.00	24.20	0.195
Second Quarter	25.59	20.70	0.195
First Quarter	22.22	19.95	0.195
2012:
Fourth Quarter	$19.99	$17.44	$0.160
Third Quarter	18.88	16.90	0.130
Second Quarter	18.36	16.16	0.130
First Quarter	18.23	13.80	0.130

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

Shareholder Return Performance Graph

The graph below compares cumulative total return* of Horace Mann Educators Corporation, the S&P 500 Insurance Index and the S&P 500 Index.  The graph assumes $100 invested on December 31, 2008 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	12/08	12/09	12/10	12/11	12/12	12/13

HMEC	$100	$139	$205	$161	$241	$393
S&P 500 Insurance Index	100	113	131	120	143	210
S&P 500 Index	100	126	145	148	171	226

*
The S&P 500 Index and the S&P 500 Insurance Index, as published by Standard and Poor’s Corporation (“S&P”), assume an annual reinvestment of dividends in calculating total return.  Horace Mann Educators Corporation assumes reinvestment of dividends when paid.

Holders and Shares Issued

As of February 15, 2014, the approximate number of holders of HMEC’s common stock was 5,000.

During 2013, options were exercised for the issuance of 1,158,537 shares, 2.9% of the Company’s common stock shares outstanding at December 31, 2012.  The Company received $19.3 million as a result of these option exercises, including related federal income tax benefits.

The equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders.

Issuer Purchases of Equity Securities

On December 7, 2011, the Company’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001.  The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions.  The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice.  During the three months ended December 31, 2013, the Company did not repurchase shares of HMEC common stock.  As of December 31, 2013, $28.4 million remained authorized for future share repurchases.

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

ITEM 8.      Consolidated Financial Statements and Supplementary Data

The Company's consolidated financial statements, financial statement schedules, the report of its independent registered public accounting firm and the selected quarterly financial data required by Item 302 of Regulation S-K are listed on page F-1 of this report.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

a.)      Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K.

b.)      Management’s Annual Report on Internal Control Over Financial Reporting

Management of Horace Mann is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that:

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
(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Management of Horace Mann conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, using the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on this evaluation, management, including our CEO and our CFO, determined that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, as stated in their report listed on page F-1 of this Annual Report on Form 10-K.

c.)      Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

The information required by Item 308(b) of Regulation S-K is contained in the “Report of Independent Registered Public Accounting Firm” listed on page F-1 of this report.

d.)      Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders.

Horace Mann Educators Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company.  In addition, the Board of Directors of Horace Mann Educators Corporation has adopted the code of ethics for its Board members as it applies to each Board member’s business conduct on behalf of the Company.  The code of ethics is posted on the Company’s website, www.horacemann.com, under “Investors -- Corporate Overview -- Governance Documents”.  In addition, amendments to the code of ethics and any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules will be disclosed at the same location as the code of ethics on the Company’s website.

ITEM 11.   Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 14.   Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)(1)         The following consolidated financial statements of the Company are contained in the Index to Financial Information on page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

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

10.12*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 7, 2013.

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

10.15(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.15(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 7, 2013.

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

10.16(b)*
HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.16(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 7, 2013.

10.17*
Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

Exhibit
No.                              Description

10.18*	Executive Transition Agreement between HMEC and Peter H. Heckman as of November 14, 2012, incorporated by reference to Exhibit 99.1 to HMEC’s Current Report on Form 8-K dated November 14, 2012, filed with the SEC on November 19, 2012.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(18)	Preferability letter of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(b)	See list of exhibits in this Item 15.

(c)	See list of financial statement schedules in this Item 15.

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

/s/ Marita Zuraitis
Marita Zuraitis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date indicated.

Principal Executive Officer:	Directors:

/s/ Marita Zuraitis	/s/ Gabriel L. Shaheen
Marita Zuraitis	Gabriel L. Shaheen, Chairman of the Board of Directors
President, Chief Executive Officer and a Director

/s/ Mary H. Futrell
Mary H. Futrell, Director

/s/ Stephen J. Hasenmiller
Principal Financial Officer:	Stephen J. Hasenmiller, Director

/s/ Dwayne D. Hallman	/s/ Ronald J. Helow
Dwayne D. Hallman	Ronald J. Helow, Director
Executive Vice President and Chief Financial Officer

/s/ Beverley J. McClure
Beverley J. McClure, Director

/s/ Roger J. Steinbecker
Principal Accounting Officer:	Roger J. Steinbecker, Director

/s/ Bret A. Conklin	/s/ Robert Stricker
Bret A. Conklin	Robert Stricker, Director
Senior Vice President and Controller

/s/ Charles R. Wright
Charles R. Wright, Director

  Dated:  March 3, 2014

HORACE MANN EDUCATORS CORPORATION

INDEX TO FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors.  Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company's business.  For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.  That discussion includes factors such as:
•	The impact that a prolonged economic recession may have on the Company’s investment portfolio; volume of new business for automobile, homeowners, annuity and life products; policy renewal rates; and additional annuity contract deposit receipts.
•	Fluctuations in the fair value of securities in the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses.
•	Prevailing low interest rate levels, including the impact of interest rates on (1) the Company's ability to maintain appropriate interest rate spreads over minimum fixed rates guaranteed in the Company's annuity and life products, (2) the book yield of the Company's investment portfolio, (3) unrealized gains and losses in the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital, (4) amortization of deferred policy acquisition costs and (5) capital levels of the Company’s life insurance subsidiaries.
•	The frequency and severity of events such as hurricanes, storms, earthquakes and wildfires, and the ability of the Company to provide accurate estimates of ultimate claim costs in its consolidated financial statements.
•	The Company’s risk exposure to catastrophe-prone areas. Based on full year 2013 property and casualty direct earned premiums, the Company’s ten largest states represented 58% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, North Carolina, Texas, Florida, South Carolina, Louisiana and Georgia.
•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.
•	Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the amortization of deferred policy acquisition costs.
•	Adverse results from the assessment of the Company’s goodwill asset requiring write off of the impaired portion.
•	The Company's ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	The Company's ability to (1) develop and expand its marketing operations, including agents and other points of distribution, and (2) maintain and secure access to educators, as well as endorsements by and/or marketing agreements with education-related associations, including various teacher, school administrator, principal and business official associations.
•	The effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues. The effects of these forces include, among others, teacher layoffs and early retirements, as well as individual concerns regarding employment and economic uncertainty.
•	The Company's ability to profitably expand its property and casualty business in highly competitive environments.
•	Changes in federal and state laws and regulations, which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing Section 403(b) plans.
•	Changes in public employee retirement programs as a result of federal and/or state level pension reform initiatives.
•	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
•	The Company's ability to effectively implement new or enhanced information technology systems and applications.

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

For 2013, the Company’s net income of $110.9 million represented an increase of $7.0 million compared to 2012, reflecting solid earnings across all three business segments.  After-tax net realized investment gains of $14.4 million were $3.2 million less than a year earlier.  For the property and casualty segment, net income of $44.4 million reflected an increase of $7.3 million compared to 2012.  Catastrophe losses were at modestly lower levels in 2013, representing a $2.1 million after-tax improvement compared to 2012.  In addition, automobile and homeowner current accident year non-catastrophe underwriting results improved, coupled with a slightly higher level of favorable development of prior years’ reserves.  Including all factors, the property and casualty combined ratio was 96.3% for 2013, a 2 percentage point improvement compared to 98.3% for 2012.  Annuity segment net income of $44.7 million for 2013 increased $4.2 million compared to the prior year, as an increase in the amount of interest margin earned on fixed annuity assets -- driven by the growth in assets under management -- more than offset the impacts of modest spread compression; favorable unlocking of deferred policy acquisition costs was comparable to 2012.  Life segment net income of $20.4 million decreased modestly compared to 2012.  Compared to the prior year, across all of the business segments, operating expenses increased reflecting the Company’s various infrastructure and technology investments, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

Premiums written and contract deposits increased 2% compared to 2012 primarily due to the favorable premium impact from increases in average premium per policy for both homeowners and automobile.  Property and casualty segment premiums written increased 4% compared to the prior year.  In 2013, annuity deposits received were 1% greater than the prior year, largely due to growth in recurring deposit receipts.  Life segment insurance premiums and contract deposits increased 2% compared to 2012.

The Company’s book value per share was $27.14 at December 31, 2013, a decrease of 14% compared to 12 months earlier.  This decrease reflected net income for the 12 months which was more than offset by the reduction in net unrealized investment gains due to higher yields on U.S. Treasury securities and slightly narrower credit spreads across most asset classes, the combination of which resulted in a decrease in net unrealized gains for the Company’s holdings of corporate securities, municipal securities, mortgage-backed and asset-backed securities and government securities.

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

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3.  The Company has in place certain control processes to determine the reasonableness of the financial asset fair values.  These processes are designed to ensure (1) the values received are reasonable and accurately recorded, (2) the data inputs and valuation techniques utilized are appropriate and consistently applied, and (3) the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, the Company assesses the reasonableness of individual security values obtained from pricing sources that vary from certain thresholds.  The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services.  Approximately 87% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2013.  The remainder of the portfolio was priced by broker-dealers or pricing models.  When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2, otherwise they were classified as Level 3.  There were no significant changes to the valuation process during 2013.

Fair values of equity securities have been determined by the Company from observable market quotations, when available.  When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity.  The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices.  In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix.  These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.  There were no significant changes to the valuation process in 2013.

At December 31, 2013, Level 3 invested assets comprised approximately 2% of the Company’s total investment portfolio fair value.  Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value.  For additional detail, see “Notes to Consolidated Financial Statements -- Note 3 -- Fair Value of Financial Instruments” listed on page F-1 of this report.

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

Goodwill

Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition.  Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A reporting unit is defined as an operating segment or a business unit one level below an operating segment.  The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments.  As of December 31, 2013, the Company’s allocation of goodwill by reporting unit/segment was as follows:  $28.0 million, annuity; $9.9 million, life; and $9.5 million, property and casualty.

Effective January 1, 2012, the goodwill impairment test, as defined in the accounting guidance, allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity follows a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying value.  If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of confirming and measuring the impairment.  In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value.  If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess; the charge could have a material adverse effect on the Company’s results of operations.

In the fourth quarter of 2013, the Company changed the date of its annual impairment test to October 1.  The change was made to mitigate resource constraints in connection with year-end financial reporting and more closely coincides the impairment testing date with the internal long-range planning and forecasting process.  The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in any delay, acceleration or avoidance of an impairment charge.

The Company completed its annual goodwill assessment for the individual reporting units as of October 1, 2013 and did not utilize the option to perform an initial assessment of qualitative factors.  The first step of the Company’s analysis indicated that fair value exceeded carrying value for all reporting units.  The process of evaluating goodwill for impairment required management to make multiple judgments and assumptions to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit.  Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows.  Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit.  Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments.  The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

As part of the Company’s October 1, 2013 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company.  The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to several factors, most notably market sentiment, trading volume and transaction premium.  The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances.  There were no other events or material changes in circumstances during 2013 that indicated that a material change in fair value of the Company’s reporting units had occurred.

In the Company’s annual goodwill assessment for the individual reporting units as of December 31, 2012, the first step of the analysis indicated that fair value exceeded carrying value for all reporting units other than the life unit.  For the life reporting unit, in the first step of the analysis, the Company determined that the reporting unit’s fair value was less than its carrying value, primarily driven by unrealized investment gains combined with a decrease in anticipated net investment income assuming an extended low interest rate environment.  In the second step of the analysis, it was determined that the implied fair value for the life reporting unit’s goodwill was greater than its carrying value; therefore, goodwill was not impaired and no write-down was required.  However, the implied fair value exceeded carrying value for the life reporting unit by a limited margin.

The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty.  The use of different assumptions, within a reasonable range, could cause the fair value to be below carrying value.  Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.  There were no events or material changes in circumstances during 2013 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses.  For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption.  The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced.  The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes.  The potential effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million.  Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates.  At December 31, 2013, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 3%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made.  As noted above, there are key assumptions involved in the evaluation of capitalized policy acquisition costs.  In terms of the sensitivity of this amortization to two of the more significant assumptions, based on capitalized annuity policy acquisition costs as of December 31, 2013 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.20 million and $0.30 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would impact amortization between $0.20 million and $0.30 million.  These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions.  Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations for the Three Years Ended December 31, 2013 -- Policy Acquisition Expenses Amortized”.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $10 million of net income based on net reserves as of December 31, 2013.  Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

There are a number of assumptions involved in the determination of the Company’s property and casualty loss reserves.  Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance.  Management estimates that a 2% change in claim severity or claim frequency for the most recent 36-month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated net reserves of between $6.0 million and $10.0 million for long-tail liability related exposures (automobile liability coverages) and between $2.0 million and $4.0 million for short-tail liability related exposures (homeowners and automobile physical damage coverages).  Actual results may differ, depending on the magnitude and direction of the deviation.

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

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	December 31, 2013			December 31, 2012
	Case	IBNR		Case	IBNR
	Reserves	Reserves	Total (1)	Reserves	Reserves	Total (1)

Automobile liability	$75.8	$119.7	$195.5	$69.7	$128.0	$197.7
Automobile other	7.3	1.3	8.6	5.5	1.3	6.8
Homeowners	12.5	40.4	52.9	8.9	41.0	49.9
All other	3.5	15.3	18.8	3.4	16.7	20.1
Total	$99.1	$176.7	$275.8	$87.5	$187.0	$274.5

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2013, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income in 2013 by approximately $11.7 million, primarily the result of favorable frequency and severity trends in voluntary automobile losses for accident years 2011 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at December 31, 2013.

Information regarding the Company’s property and casualty claims and claims expense reserve development table as of December 31, 2013 is located in “Business -- Property and Casualty Segment -- Property and Casualty Reserves”. Information regarding property and casualty reserve reestimates for each of the years in the three year period ended December 31, 2013 is located in “Results of Operations for the Three Years Ended December 31, 2013 -- Benefits, Claims and Settlement Expenses”.

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

The Company's cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 4.46% was used by the Company for estimating accumulated benefits under the plan at December 31, 2013, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve. The expected annual return on plan assets assumed by the Company at December 31, 2013 was 7.5%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted reasonable assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

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

Results of Operations for the Three Years Ended December 31, 2013

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2013	2012	Percent	Amount	2011
Property & casualty
Automobile and property (voluntary)	$566.7	$547.2	3.6%	$19.5	$542.0
Involuntary and other property & casualty	3.7	3.6	2.8%	0.1	3.9
Total property & casualty	570.4	550.8	3.6%	19.6	545.9
Annuity deposits	423.0	417.6	1.3%	5.4	433.9
Life	100.8	99.3	1.5%	1.5	98.6
Total	$1,094.2	$1,067.7	2.5%	$26.5	$1,078.4

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2013	2012	Percent	Amount	2011
Property & casualty
Automobile and property (voluntary)	$558.3	$542.6	2.9%	$15.7	$544.1
Involuntary and other property & casualty	3.6	3.7	-2.7%	(0.1)	3.4
Total property & casualty	561.9	546.3	2.9%	15.6	547.5
Annuity	22.6	21.8	3.7%	0.8	18.9
Life	106.4	102.4	3.9%	4.0	100.7
Total	$690.9	$670.5	3.0%	$20.4	$667.1

For 2013, the Company’s premiums written and contract deposits of $1,094.2 million increased $26.5 million, or 2.5%, compared to a year earlier, reflecting growth in each of the Company’s three segments, led by the property and casualty segment.  For 2012, the Company’s premiums written and contract deposits of $1,067.7 million decreased $10.7 million, or 1.0%, compared to 2011, due to the decrease in annuity deposit receipts.  The Company’s premiums and contract charges earned increased $20.4 million, or 3.0%, compared to 2012, primarily due to increases in average premium per policy for both homeowners and automobile.  For 2012, the Company’s premiums and contract charges earned increased $3.4 million, or 0.5%, compared to 2011 reflecting growth from the annuity and life segments, as well as the increasing favorable impact on earned premium of the automobile and property rate actions taken in 2011 and 2012 which were more than offset by a reduced level of property and casualty policies in force compared to the prior year, including policy reductions due to a Florida homeowners non-renewal program.  Voluntary property and casualty business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines.  Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written increased 3.6%, or $19.5 million, in 2013, compared to 2012.  Average written premium per policy for both automobile and homeowners increased compared to the prior year, with the impact partially offset by a reduced level of policies in force in the current period.  For the Company’s automobile and homeowners business, rate changes approved (including states with no rate actions) during 2013 averaged 6% and 9%, respectively, compared to 5% and 4%, respectively, during 2012.  At December 31, 2013, there were 482,000 voluntary automobile and 235,000 homeowners policies in force, for a total of 717,000 policies, compared to a total of 724,000 policies at December 31, 2012 and 725,000 policies at December 31, 2011.  During 2011, the Company developed and began implementing state-specific pricing, underwriting and marketing initiatives designed to improve automobile new sales and retention levels, with favorable results beginning to emerge in the last several months of 2011 and continuing in 2012 and 2013.

Based on policies in force, the current year voluntary automobile 12-month retention rate for new and renewal policies was 84.8% compared to 84.7% at December 31, 2012 and 83.0% at December 31, 2011.  The property 12-month new and renewal policy retention rate was 89.0%, 89.6% and 86.9% at December 31, 2013, 2012 and 2011, respectively.  Particularly for voluntary automobile, the retention rate has been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans.

Voluntary automobile premium written increased 3.2%, or $11.4 million, compared to 2012.  In 2012, voluntary automobile premium written increased 0.1%, or $0.4 million, compared to 2011.  In 2013, the average written premium per policy and average earned premium per policy each increased approximately 3%, compared to a year earlier, which was partially offset by the decline in policies in force.  In 2012, the average written premium per policy and average earned premium per policy each increased approximately 1% compared to 2011, which was nearly offset by the decline in policies in force during 2012.  Voluntary automobile policies in force at December 31, 2013 decreased 5,000 compared to December 31, 2012 and decreased 7,000 compared to December 31, 2011.  Educator policies decreased 1,000 compared to December 31, 2012 and were equal to the count at December 31, 2011.  The number of educator policies represented approximately 84%, 83% and 83% of the voluntary automobile policies in force at December 31, 2013, 2012 and 2011, respectively.  The number of non-educator policies decreased compared to both December 31, 2012 and 2011.

Voluntary homeowners premium written increased 4.3%, or $8.1 million, compared to 2012, with catastrophe reinsurance premiums ceded that were comparable for the two years.  In 2012, voluntary homeowners premium written increased 2.6%, or $4.8 million, compared to 2011, net of catastrophe reinsurance premiums ceded that were less than the prior year.   The average written and earned premium per policy increased 5% and 3%, respectively, in 2013 compared to a year earlier.  In 2012, the average written and earned premium per policy increased 2% and 4%, respectively, compared to 2011.  Homeowners policies in force at December 31, 2013 decreased 2,000 compared to December 31, 2012 and decreased 4,000 compared to December 31, 2011.  The number of educator policies represented approximately 79% of the homeowners policies in force at December 31, 2013 compared to 78% and 77% at December 31, 2012 and 2011, respectively.  Educator policies increased slightly over the three year period.  Growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-

prone coastal areas, involving policies of both educators and non-educators.  The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country.  Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

Total annuity deposits received in 2013 increased 1.3%, or $5.4 million, compared to the prior year, with a 2.6% increase in recurring deposit receipts accompanied by a 0.4% increase in single premium and rollover deposit receipts.  In 2013, new deposits to variable accounts of $131.7 million increased 16.3%, or $18.5 million, and new deposits to fixed accounts of $291.3 million decreased 4.3%, or $13.1 million, compared to the prior year.  In 2012, total annuity deposits received decreased 3.8%, or $16.3 million, compared to 2011 with the decrease attributable to both a 5.5% decrease in recurring deposit receipts and a 2.4% decrease in single premium and rollover deposit receipts.  New deposits to variable accounts in 2012 increased 3.9%, or $4.2 million, and new deposits to fixed accounts decreased 6.3%, or $20.5 million, compared to 2011.  In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $5.4 billion at December 31, 2013 increased 12.7% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention and financial market performance.  Cash value retentions for variable and fixed annuity options were 94.0% and 95.2%, respectively, for the 12 month period ended December 31, 2013, with each declining slightly compared to a year earlier.  At December 31, 2013, the number of annuity contracts outstanding of 195,000 increased 6,000 contracts compared to December 31, 2012 and 11,000 contracts compared to December 31, 2011.

Variable annuity accumulated balances of $1.7 billion at December 31, 2013 increased 25.0% compared to December 31, 2012, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option.  Annuity segment contract charges earned increased 3.7%, or $0.8 million, compared to 2012.  Variable annuity accumulated balances of $1.4 billion at December 31, 2012 increased 9.8% compared to December 31, 2011, reflecting favorable financial market performance over the 12 months partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option.  Annuity segment contract charges earned increased 15.3%, or $2.9 million, compared to 2011.

Life segment premiums and contract deposits for 2013 increased 1.5%, or $1.5 million, compared to the prior year.  For 2012, life segment premiums and contract deposits increased $0.7 million, or 0.7%, compared to 2011.  The ordinary life insurance in force lapse ratio was 4.4% for the 12 months ended December 31, 2013 compared to 4.2% and 4.7% for the 12 months ended December 31, 2012 and 2011, respectively.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels over recent years were adversely impacted by the economy and the overall lower level of automobile and home sales compared to levels preceding the 2008 financial crisis; however, the Company’s new automobile sales levels have been improving steadily since the implementation of state-specific pricing, underwriting and marketing initiatives in the latter part of 2011.  The Company’s strong agency sales momentum carried into 2013.  For 2013, property and casualty new annualized sales premiums increased 5.3% compared to 2012, reflecting growth in both the automobile and homeowners lines.

For sales by Horace Mann’s agency force, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years resulting in a 7.1% increase compared to 2012.  Sales from the supplemental independent agent distribution channel, which are largely single premium and rollover annuity deposits, decreased 32.2% compared to a year ago.  As a result, total Horace Mann annuity sales from the combined distribution channels decreased 0.6% compared to 2012.  Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 6.3% compared to 2012, and single premium and rollover deposits for Horace Mann annuity products increased 0.4% compared to the prior year.  The Company’s annuity sales levels in recent years have been impacted as K-12 educators respond to uncertainties regarding employment prospects during the economic recession.  For employed educators, uncertainty about their future employment has created challenges for new sales of recurring deposit business.  Alternately, in situations where educator retirements increase, opportunities arise for single premium and rollover deposit business.  The current low interest rate environment also is a factor in educators’ decisions regarding retirement planning.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, has contributed to the increase in sales of proprietary life products.  For 2013, sales of Horace Mann’s proprietary life insurance products increased 32.8%.

Distribution System

At December 31, 2013, there was a combined total of 759 Exclusive Agencies and Employee Agents, compared to 760 at December 31, 2012 and 745 at December 31, 2011.  Within the current year change, there was a net increase in new Exclusive Agency appointments, partially offset by termination of lower producing agents.

At December 31, 2013, there were 654 Horace Mann Exclusive Agencies, an increase of 30 compared to December 31, 2012.  At December 31, 2013, in addition to the Exclusive Agencies, there were 105 Employee Agents, a decrease of 31 compared to 12 months earlier.  See additional description in “Business -- Corporate Strategy and Marketing -- Dedicated Agency Force”.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products.  The Independent Agent distribution channel included 501 authorized agents at December 31, 2013.  During 2013, this channel generated $37.3 million in annualized new annuity sales for the Company compared to $55.0 million for 2012 and $83.1 million for 2011, primarily reflecting decreases in single and rollover deposit business over the three year period.

Net Investment Income

For 2013, pretax investment income of $313.6 million increased 2.5%, or $7.6 million, (2.3%, or $4.7 million, after tax) compared to 2012.  For 2012, pretax investment income of $306.0 million increased 6.1%, or $17.7 million, (5.8%, or $11.3 million, after tax) compared to 2011.  For both years, the increase reflected growth in the size of the average investment portfolio on an amortized cost basis, which more than offset a decline in average yield.  Average invested assets increased 7.3% over the 12 months ended December 31, 2013.  The average pretax yield on the investment portfolio was 5.37% (3.61% after tax) for 2013 compared to the pretax yield of 5.63% (3.79% after tax) and 5.70% (3.85% after tax) for 2012 and 2011, respectively.  During 2013, management continued to identify and secure investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses

For 2013, net realized investment gains (pretax) were $22.2 million compared to net realized investment gains of $27.3 million and $37.7 million in 2012 and 2011, respectively.  The net gains and losses in all periods were realized from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

For the year ended December 31, 2013, the Company’s net realized investment gains of $22.2 million included $29.4 million of gross gains realized on security sales and calls partially offset by $5.7 million of realized losses on securities that were disposed of during 2013 and $1.5 million in impairment charges.

For the year ended December 31, 2012, the Company’s net realized investment gains of $27.3 million included $39.9 million of gross gains realized on security sales and calls partially offset by $12.6 million of realized losses on securities that were disposed of during 2012, primarily commercial mortgage-backed securities and also corporate securities to a lesser extent.  There were no other-than-temporary impairment write-downs on securities in 2012.  Gains realized on security disposals during 2012 included $4.6 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

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

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value).  Compared to December 31, 2012, yields on U.S. Treasury securities increased and credit spreads were slightly narrower across most asset classes in 2013, the combination of which resulted in a decrease in net unrealized gains for the Company’s holdings of corporate, municipal, mortgage-backed and government securities.

	December 31, 2013
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed Maturity Securities
Corporate bonds
Banking and Finance	68	$466.6	$435.1	$31.5
Energy	68	268.9	249.3	19.6
Utilities	45	234.5	206.4	28.1
Insurance	37	184.8	163.8	21.0
Real estate	33	151.4	148.9	2.5
Technology	39	138.7	138.1	0.6
Transportation	26	133.6	126.7	6.9
Broadcasting and Media	28	125.7	115.3	10.4
Metal and Mining	20	125.5	127.4	(1.9)
Telecommunications	23	118.5	114.1	4.4
All Other Corporates (1)	199	666.2	632.6	33.6
Total corporate bonds	586	2,614.4	2,457.7	156.7
Mortgage-backed securities
U.S. Government and federally sponsored agencies	404	569.7	555.5	14.2
Commercial	28	104.2	106.2	(2.0)
Other	14	21.7	19.5	2.2
Municipal bonds	484	1,471.5	1,425.4	46.1
Government bonds
U.S.	9	435.6	449.1	(13.5)
Foreign	8	55.0	50.7	4.3
Collateralized debt obligations (2)	49	223.4	218.3	5.1
Asset-backed securities	93	514.1	501.8	12.3

Total fixed maturity securities	1,675	$6,009.6	$5,784.2	$225.4

Equity Securities
Non-redeemable preferred stocks	13	$21.0	$22.1	$(1.1)
Common stocks	153	53.0	42.7	10.3
Closed-end fund	1	17.9	20.0	(2.1)

Total equity securities	167	$91.9	$84.8	$7.1

Total	1,842	$6,101.5	$5,869.0	$232.5

(1)	The All Other Corporates category contains 20 additional industry classifications. Health care, natural gas, industry, consumer products, gaming and retail represented $458.8 million of fair value at December 31, 2013, with the remaining 14 classifications each representing less than $50 million.
(2)	Based on fair value, 91.8% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2013.

At December 31, 2013, the Company’s diversified fixed maturity securities portfolio consisted of 2,013 investment positions, issued by 1,675 entities, and totaled approximately $6.0 billion in fair value. This portfolio was 95.5% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At December 31, 2013, 94.6% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities(1)
(Dollars in millions)

	December 31, 2013
	Percent
	of Total
	Fair	Fair	Amortized
	Value	Value	Cost or Cost
Fixed maturity securities
AAA	6.1%	$367.7	$364.6
AA (2)	33.4	2,005.3	1,954.0
A	25.7	1,543.8	1,459.5
BBB	30.3	1,820.7	1,740.0
BB	2.5	148.9	146.4
B	1.8	108.3	104.8
CCC or lower	0.1	6.8	6.9
Not rated (3)	0.1	8.1	8.0
Total fixed maturity securities	100.0%	$6,009.6	$5,784.2
Equity securities
AAA	-	-	-
AA	4.5%	$4.1	$4.1
A	3.3	3.0	3.4
BBB	33.0	30.4	33.1
BB	1.5	1.4	1.5
B	-	-	-
CCC or lower	-	-	-
Not rated (4)	57.7	53.0	42.7
Total equity securities	100.0%	$91.9	$84.8
Total		$6,101.5	$5,869.0

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At December 31, 2013, the AA rated fair value amount included $435.6 million of U.S. government and federally sponsored agency securities and $574.2 million of mortgage- and asset-backed securities issued by U.S. government and federally sponsored agencies.
(3)	Included in this category is $8.1 million fair value of private placement securities not rated by either S&P or Moody’s.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At December 31, 2013, total fair value of the Company’s European fixed maturity securities direct exposure was $264.2 million with a net unrealized gain of $6.2 million.  The Company generally defines its country classification by issuer country of incorporation or domicile where appropriate.  Given the economic, fiscal and political uncertainties surrounding a number of European countries, especially Greece, Ireland, Italy, Portugal and Spain (collectively “GIIPS”) and France, the Company closely monitors its direct European securities exposures.  At December 31, 2013, the Company had no sovereign or equity security exposure in any European country, no exposure in the banking and finance industry in any of the GIIPS countries or France, no unfunded exposure related to its European securities holdings and no derivative or hedging instruments in its investment portfolio.

The Company also carefully monitors, and analyzes a number of factors to understand and identify, its indirect European exposure.  While many factors are considered, it is difficult to know if all potential factors which may indirectly impact the Company’s investment portfolio have been identified.  The factors the Company considers include, but are not limited to, the issuer’s parent-subsidiary relationship, principal place of business, management location, source of revenue streams, industry classification and asset characteristics.  At December 31, 2013, the Company did not identify significant indirect exposure to European countries in its investment portfolio.

The following table summarizes the Company’s direct exposures by asset category related to selected groups of European countries and to Europe in total.

	December 31, 2013
	Sovereign		Banking		Other Corporate		Asset-backed		Total
		Net		Net		Net		Net		Net
		Unrealized		Unrealized		Unrealized		Unrealized		Unrealized
	Fair	Gain	Fair	Gain	Fair	Gain	Fair	Gain	Fair	Gain
	Value	(Loss)	Value	(Loss)	Value	(Loss)	Value	(Loss)	Value	(Loss)
Fixed Maturity Securities:
GIIPS
Greece	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ireland	-	-	-	-	6.3	0.4	9.8	0.1	16.1	0.5
Italy	-	-	-	-	-	-	-	-	-	-
Portugal	-	-	-	-	-	-	-	-	-	-
Spain	-	-	-	-	10.6	0.5	-	-	10.6	0.5
Total GIIPS	-	-	-	-	16.9	0.9	9.8	0.1	26.7	1.0
France	-	-	-	-	13.4	1.2	-	-	13.4	1.2
United Kingdom	-	-	5.2	0.4	117.6	(0.9)	-	-	122.8	(0.5)
Other European
Countries (1)	-	-	40.9	2.6	51.0	1.8	9.4	0.1	101.3	4.5

Total	$-	$-	$46.1	$3.0	$198.9	$3.0	$19.2	$0.2	$264.2	$6.2

(1)      The Other European Countries category contains 6 countries with the total fair value amount for each country representing less than $43 million.

 At December 31, 2013, the Company had $104.2 million fair value in commercial mortgage-backed securities (“CMBS”), all in the annuity and life portfolios, with a net unrealized loss of $2.0 million.  At December 31, 2013, the Company’s CMBS portfolio was 100% investment grade, with an overall credit rating of AA+, and well diversified by property type, geography and sponsor.

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	December 31, 2013			December 31, 2012
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	11	$71.6	$(4.3)	5	$39.1		$3.0
AA	5	14.0	0.6	5	13.5		0.9
A	6	10.3	1.1	4	7.5		1.3
BBB	6	8.3	0.6	7	11.1		1.0
BB and below	-	-	-	2	3.5		*
Total	28	$104.2	$(2.0)	23	$74.7		$6.2

Vintage year
2003 and prior	2	$2.0	$0.1	2	$2.7	$	*
2004	7	10.7	0.5	7	10.6		0.6
2005	4	22.2	1.2	4	23.7		2.7
2006	5	7.9	0.8	7	12.2		1.4
2007	2	4.7	1.1	2	4.9		1.5
2012	2	20.3	(2.3)	1	20.6		*
2013	6	36.4	(3.4)	-	-		-
Total	28	$104.2	$(2.0)	23	$74.7		$6.2

Property type
Conduit/Fusion	20	$41.0	$2.9	20	$39.6		$4.3
Single borrower	8	63.2	(4.9)	3	35.1		1.9
Total	28	$104.2	$(2.0)	23	$74.7		$6.2

*       Less than $0.1 million.

At December 31, 2013, the Company had $489.1 million fair value in financial institution bonds, preferred stocks and common stocks with a net unrealized gain of $32.2 million.  The Company’s holdings in this sector are well diversified among numerous institutions.

At December 31, 2013, the Company had $1,471.5 million fair value invested in municipal bonds with a net unrealized gain of $46.1 million.  Of the geographically diversified municipal bond holdings, approximately 50% are tax-exempt and 80% are revenue bonds tied to essential services, such as mass transit, water and sewer.  The overall credit quality of these securities was AA-, with approximately 23% of the value insured at December 31, 2013.  This represents approximately 5% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers or other forms of guarantee.  When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit.  Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was A+ at December 31, 2013.

At December 31, 2013, the fixed maturity securities and equity securities portfolios had a combined $122.5 million pretax of gross unrealized losses on $1,755.9 million fair value related to 580 positions.  Of this amount, $108.6 million of pretax gross unrealized losses were on $1,672.9 million fair value for 534 positions that had been in a continuous unrealized loss position for 12 months or less.

Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 27 were trading below 80% of book value at December 31, 2013 and were not considered other-than-temporarily impaired. These positions included structured securities, municipal securities, corporate securities and equity securities.  The 27 securities with fair values below 80% of book value at December 31, 2013 had fair value of $52.3 million, representing 0.8% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $17.1 million.

The Company views the unrealized losses of all of the securities at December 31, 2013 as temporary.  For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of expected cash flows exceeds the Company’s amortized cost bases.  In addition, management expects to recover the entire cost bases of the fixed maturity securities.  For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time.  Additionally, as of the date of this Annual Report on Form 10-K, the Company is not aware of any events that call into question the ability of the issuers of the securities to honor their contractual commitments.  Therefore, no impairment of these securities was recorded at December 31, 2013.  Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

 Benefits, Claims and Settlement Expenses

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2013	2012	Percent	Amount	2011

Property and casualty	$385.6	$389.4	-1.0%	$(3.8)	$442.5
Annuity	1.8	3.3	-45.5%	(1.5)	1.9
Life	60.9	55.5	9.7%	5.4	58.0
Total	$448.3	$448.2	-	$0.1	$502.4

Property and casualty catastrophe losses, included above (1)	$40.2	$43.3	-7.2%	$(3.1)	$86.0

(1)       See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Year Ended December 31,
	2013	2012	2011
Incurred claims and claim expenses:
Claims occurring in the current year	$403.6	$406.6	$452.8
Decrease in estimated reserves for claims occurring in prior years (2)	(18.0)	(17.2)	(10.3)
Total claims and claim expenses incurred	$385.6	$389.4	$442.5

Property and casualty loss ratio:
Total	68.6%	71.3%	80.8%
Effect of catastrophe costs, included above (1)	7.2%	8.0%	15.7%
Effect of prior years’ reserve development, included above (2)	-3.3%	-3.2%	-1.9%

(1)     Property and casualty catastrophe losses were incurred as follows:

	2013	2012	2011
Three months ended
March 31	$5.7	$5.9	$8.0
June 30	22.5	29.2	55.0
September 30	9.1	5.4	18.3
December 31	2.9	2.8	4.7
Total full year	$40.2	$43.3	$86.0

(2)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2013	2012	2011
Three months ended
March 31	$(3.3)	$(4.0)	$(2.7)
June 30	(2.6)	(4.5)	(1.0)
September 30	(4.0)	(3.0)	(2.0)
December 31	(8.1)	(5.7)	(4.6)
Total full year	$(18.0)	$(17.2)	$(10.3)

In 2013, the Company’s benefits, claims and settlement expenses were comparable to the prior year, including a $3.1 million decrease in property and casualty catastrophe losses and favorable development of prior years’ reserves increased modestly.  In 2013, automobile and homeowner non-catastrophe losses for the current accident year were comparable to 2012 as measured in dollars while the non-catastrophe current accident year loss ratio of 64.7% for 2013 improved 1.8 percentage points compared to 2012.  In 2012, the Company’s benefits, claims and settlement expenses decreased $54.2 million, or 10.8%, compared to the prior year, primarily reflecting a $42.7 million decrease in property and casualty catastrophe losses compared to 2011, as well as a greater favorable impact of prior years’ reserve development and a notable reduction in Florida sinkhole loss costs.  In 2012, automobile non-catastrophe losses increased compared to the prior year, primarily reflecting higher current accident year frequency of losses from bodily injury coverages.

For 2013, favorable development of prior years’ property and casualty reserves of $18.0 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2012 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss emergence for accident years 2011 and prior.

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

For 2013, the voluntary automobile loss ratio of 70.5% decreased by 1.8 percentage points compared to the prior year, including development of prior years’ reserves that had a 0.7 percentage point more favorable impact in the current year, slightly lower catastrophe losses for this line of business which represented a 0.2 percentage point decrease in the current accident year loss ratio, and the favorable impact of lower current accident year non-catastrophe losses for 2013.  The homeowners loss ratio of 64.3% for 2013 decreased 4.3 percentage points compared to a year earlier, including a 1.9 percentage point decrease due to the lower level of catastrophe costs.  Catastrophe costs represented 18.7 percentage points of the homeowners loss ratio for 2013 compared to 20.6 percentage points for 2012.  Favorable development of prior years’ homeowners reserves represented a 0.4 percentage point reduction to the 2013 loss ratio compared to a 1.5 percentage point favorable impact in the year ended December 31, 2012.  For 2011, the voluntary automobile loss ratio was 74.0% and the homeowners loss ratio was 94.3%, including 44.0 percentage points due to catastrophe costs.

For the annuity segment, benefits of $1.8 million in 2013 decreased $1.5 million compared to 2012, primarily due to decreased sales of single premium immediate annuity contracts.  The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.2 million at December 31, 2013 compared to $0.4 million at December 31, 2012 and $0.6 million at December 31, 2011.  The changes in this reserve reflected the impact of financial market performance in the respective years.

For the life segment, benefits in 2013 increased $5.4 million compared to a year earlier, including an increase in mortality costs.  Compared to management’s expectations for full year 2013, mortality costs were favorable.  In 2012, life segment benefits decreased $2.5 million compared to a year earlier, primarily reflecting a decrease in mortality costs in 2012.  Variability in the Company’s life mortality experience is not unexpected considering the size of Horace Mann’s life insurance in force.

Interest Credited to Policyholders

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2013	2012	Percent	Amount	2011

Annuity	$127.0	$121.4	4.6%	$5.6	$113.6
Life	42.9	42.2	1.7%	0.7	41.3
Total	$169.9	$163.6	3.9%	$6.3	$154.9

Compared to 2012, the current year increase in annuity segment interest credited reflected an 8.6% increase in average accumulated fixed deposits, partially offset by a 15 basis point decline in the average annual interest rate credited to 3.71%.  Compared to 2011, the 2012 increase in annuity segment interest credited reflected a 10.6% increase in average accumulated fixed deposits, partially offset by a 15 basis point decline in the average annual interest rate credited to 3.86%.  Life insurance interest credited increased slightly in both 2013 and 2012 as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values.  The net interest spreads for the years ended December 31, 2013, 2012 and 2011 were 199 basis points, 211 basis points and 202 basis points, respectively.  While the net interest spread decrease in 2013 reflected lower average investment yields which were partially offset by crediting rate decreases, the spread compression was more modest than management anticipated at the beginning of the year primarily as a result of the Company’s investment portfolio management.  The net interest spread increase in 2012 primarily reflected crediting rate decreases, supplemented by favorable investment yields resulting from the Company’s investment portfolio management.

As of December 31, 2013, fixed annuity account values totaled $3.6 billion, including $3.4 billion of deferred annuities.  As shown in the table below, for approximately 87%, or $2.9 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate.  Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates additional fixed annuity spread compression in future periods.  The majority of assets backing the net interest spread on fixed annuity business is invested in fixed-income securities.  The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected duration of assets and liabilities.  Management estimates that over the next 12 months approximately $450 million of the annuity segment and life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates.  As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.  As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $1.7 million in year one and $6.2 million in year two, further reducing the net interest spread by approximately 4 basis points and 15 basis points in the respective periods, compared to the current period net interest spread.  The Company also could consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs.  In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of December 31, 2013 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.20 million and $0.30 million.  This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	December 31, 2013
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	16.0%	$537.3	28.8%	5.3%	$155.0
Equal to 2% but less than 3%	9.2	310.4	80.4	8.6	249.6
Equal to 3% but less than 4%	16.0	539.8	98.0	18.2	529.2
Equal to 4% but less than 5%	57.1	1,920.4	100.0	65.9	1,920.4
5% or higher	1.7	57.8	100.0	2.0	57.8
Total	100.0%	$3,365.7	86.5%	100.0%	$2,912.0

The Company will continue to be proactive in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment.  However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $84.6 million for 2013 compared to $79.5 million and $83.4 million for the years ended December 31, 2012 and 2011, respectively, with the increase primarily attributable to the property and casualty segment reflecting new business growth.  At December 31, 2013, the unlocking of annuity deferred policy acquisition costs resulted in a decrease in amortization of $3.7 million compared to a decrease in amortization of $3.8 million from unlocking at December 31, 2012.  For the life segment, the December 31, 2013 unlocking of deferred policy acquisition costs resulted in an immaterial change in amortization, compared to a $0.8 million increase in amortization from unlocking at December 31, 2012.  The December 31, 2011 unlocking of deferred policy acquisition costs resulted in an increase of $2.5 million in annuity amortization and an increase of $1.2 million in life amortization.

Operating Expenses

In 2013, operating expenses of $160.1 million increased 2.6%, or $4.0 million, compared to 2012, but were generally consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

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

The property and casualty expense ratio of 27.7% for 2013 increased 0.7 percentage point compared to the 2012 expense ratio of 27.0%, consistent with management’s expectations for the current year.  The property and casualty expense ratio was 25.8% in 2011.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.0%, 30.4% and 25.7% for the years ended December 31, 2013, 2012 and 2011, respectively.  Income from investments in tax-advantaged securities reduced the effective income tax rate 6.6, 6.0 and 9.6 percentage points for 2013, 2012 and 2011, respectively, as the lower level of taxable income in 2011 influenced the impact on the effective tax rate.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities.  These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law.  The Company has no unrecorded liabilities from uncertain tax filing positions.

At December 31, 2013, the Company’s federal income tax returns for years prior to 2010 are no longer subject to examination by the IRS.  Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For 2013, the Company’s net income of $110.9 million represented an increase of $7.0 million compared to 2012, reflecting solid earnings across all three business segments.  After-tax net realized investment gains of $14.4 million were $3.2 million less than a year earlier.  For the property and casualty segment, net income of $44.4 million reflected an increase of $7.3 million compared to 2012.  Catastrophe losses were at modestly lower levels in 2013, representing a $2.1 million after-tax improvement compared to 2012.  In addition, automobile and homeowner current accident year non-catastrophe underwriting results improved, coupled with a slightly higher level of favorable development of prior years’ reserves.  Including all factors, the property and casualty combined ratio was 96.3% for 2013, a 2 percentage point improvement compared to 98.3% for 2012.  Annuity segment net income of $44.7 million for 2013 increased $4.2 million compared to the prior year, as an increase in the amount of interest margin earned on fixed annuity assets -- driven by the growth in assets under management -- more than offset the impacts of modest spread compression; favorable unlocking of deferred policy acquisition costs was comparable to 2012.  Life segment net income of $20.4 million decreased modestly compared to 2012.  Compared to the prior year, across all of the business segments, operating expenses increased reflecting the Company’s various infrastructure and technology investments, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.  A number of the items above, which had a favorable impact on net income for 2013, were more favorable than management would typically expect and are described in more detail in the preceding discussion.

For 2012, the Company’s net income of $103.9 million represented an increase of $33.4 million compared to 2011, reflecting a significant reduction in property and casualty catastrophe losses as well as an increase in underlying earnings for all three of the Company’s operating segments.  After-tax net realized investment gains decreased by $6.8 million between years.  For the property and casualty segment, net income of $37.1 million reflected an increase of $31.2 million compared to 2011, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserves, which more than offset an increase in automobile current accident year losses.  Including all factors, the property and casualty combined ratio was 98.3% for 2012 compared to 106.6% for 2011.  Annuity segment net income of $40.5 million for 2012 increased $9.6 million compared to 2011, primarily reflecting an increase in the interest margin earned on fixed annuity assets accompanied by the current period favorable impact of financial market performance on the unlocking of deferred policy acquisition costs, compared to the prior year adverse impact.  Life segment net income of $21.9 million increased $2.5 million, primarily due to favorable mortality experience in 2012.  A number of the items above, which had a favorable impact on net income for 2012, were notably more favorable than management would typically expect and are described in more detail in the preceding discussion.

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

Net income by segment and net income per share were as follows:

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2013	2012	Percent	Amount	2011
Analysis of net income by segment:
Property and casualty	$44.4	$37.1	19.7%	$7.3	$5.9
Annuity	44.7	40.5	10.4%	4.2	30.9
Life	20.4	21.9	-6.8%	(1.5)	19.4
Corporate and other (1)	1.4	4.4	-68.2%	(3.0)	14.3
Net income	$110.9	$103.9	6.7%	$7.0	$70.5

Effect of catastrophe costs, after tax, included above	$(26.1)	$(28.2)	-7.4%	$2.1	$(55.9)
Effect of realized investment gains, after tax, included above	$14.4	$17.6	-18.2%	$(3.2)	$24.4

Diluted:
Net income per share	$2.66	$2.51	6.0%	$0.15	$1.70
Weighted average number of shares and equivalent shares (in millions)	41.6	41.4	0.5%	0.2	41.4

Property and casualty combined ratio:
Total	96.3%	98.3%	N.M.	-2.0%	106.6%
Effect of catastrophe costs, included above	7.2%	8.0%	N.M.	-0.8%	15.7%
Effect of prior years’ reserve development, included above	-3.3%	-3.2%	N.M.	-0.1%	-1.9%

N.M. - Not meaningful.
(1)
The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three years ended December 31, 2013, the changes in net income for the property and casualty, annuity and life segments are described in the preceding paragraphs.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions.  Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss.  For 2013, 2012 and 2011, net realized investment gains after tax were $14.4 million, $17.6 million and $24.4 million, respectively.  For the corporate and other segment, this decline in net realized investment gains resulted in net income which was also lower than the prior year.

Return on average shareholders’ equity based on net income was 10%, 9% and 8% for the years ended December 31, 2013, 2012 and 2011, respectively.

The accounting guidance adopted by the Company effective January 1, 2013 is described in “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies -- Adopted Accounting Standards”.

Outlook for 2014

At the time of this Annual Report on Form 10-K, management estimates that 2014 full year net income before realized investment gains and losses will be within a range of $2.05 to $2.25 per diluted share.  This projection incorporates the Company’s results for 2013 -- results that exceeded management’s expectations -- along with anticipation that life mortality costs will return to modeled levels and the impact of unlocking annuity deferred policy acquisition costs will be minimal.  Compared to 2013, estimated net income for 2014 also anticipates continued improvement in property and casualty segment current accident year results partially offset by a lower level of favorable development of prior years’ reserves.  Excluding the impact of the unlocking of deferred policy acquisition costs, 2014 annuity segment net income is anticipated to be modestly lower than full year 2013, as growth in assets under management is expected to nearly offset an anticipated decline in the net interest spread.  For the life segment, along with the assumption that mortality will return to modeled levels, some modest net investment income pressure is anticipated as a result of reinvestment rate assumptions, both of which are expected to result in a lower level of income compared to 2013.  In addition to these segment-specific factors, the Company’s initiatives for customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios, will continue and result in expense levels comparable to 2013.  As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions.  As additional information becomes available, adjustments may be required.  Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate.  Additionally, see “Forward-looking Information” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K concerning other important factors that could impact actual results.  Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2013, 2012 and 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2013 -- Net Realized Investment Gains and Losses”, “Business -- Investments” and in the “Notes to Consolidated Financial Statements -- Note 2 -- Investments” listed on page F-1 of this report.

Cash Flow

The short-term liquidity requirements of the Company, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes.  Cash flow generated from operations has been, and is expected to be, adequate to meet the Company’s operating cash needs in the next 12 months.  Cash flow in excess of operational needs has been used to fund business growth, retire short-term debt, pay dividends to shareholders and repurchase shares of HMEC’s common stock.  Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity policy claims and benefits, as well as retirement of long-term debt.

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries.  HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements.  Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries.  For 2013, net cash provided by operating activities was comparable to 2012.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements.  Payments for share repurchase programs also have this dependency.  If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities.  The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities.  The aggregate amount of dividends that may be paid in 2014 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $82 million.  Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.  Additional information is contained in “Note 8 -- Statutory Information and Restrictions” listed on page F-1 of this report.

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

In 2013, one of the Company’s subsidiaries became a member of the Federal Home Loan Bank of Chicago (“FHLB”).  In December 2013, that subsidiary received $250.0 million under a funding agreement and receipt of those funds is reflected in Annuity Contracts, Fixed and Variable, Deposits as a component of the Company’s financing activities.  Exclusive of this transaction, the Company’s annuity business produced net positive cash flows in 2013, although the level was less than the result for 2012.  For the year ended December 31, 2013, receipts from annuity contracts, also excluding the FHLB transaction, increased $5.4 million, or 1.3%, compared to 2012, as described in “Results of Operations for the Three Years Ended December 31, 2013 -- Insurance Premiums and Contract Charges”.  In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $57.5 million, or 26.0%, compared to 2012.

Contractual Obligations

The following table sets forth the Company’s contractual obligations, as well as the projected timing of payments.

	Payments Due By Period As of December 31, 2013
					More Than
		Less Than	1 - 3 Years	3 - 5 Years	5 Years
		1 Year	(2015 and	(2017 and	(2019 and
	Total	(2014)	2016)	2018)	beyond)
Fixed annuities and fixed option
of variable annuities (1)	$5,479.9	$177.9	$372.8	$394.1	$4,535.1
Supplemental contracts (1) (2)	816.1	30.0	179.3	49.8	557.0
Life insurance policies (1)	2,463.5	84.7	176.4	180.4	2,022.0
Property and casualty claims and claim
adjustment expenses (1)	275.8	174.0	86.7	13.1	2.0
Short-term debt obligations (3):
Bank Credit Facility
(expires October 6, 2015)	39.1	0.6	38.5	-	-
Long-term debt obligations (3):
Senior Notes Due June 15, 2015	81.8	4.5	77.3	-	-
Senior Notes Due April 15, 2016	146.4	8.6	137.8	-	-
Operating lease obligations (4)	18.1	2.5	4.6	4.4	6.6
Purchase obligations	2.1	2.1	-	-	-
Total	$9,322.8	$484.9	$1,073.4	$641.8	$7,122.7

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments.
(2)	Includes $250.0 million obligation to FHLB plus interest.
(3)	Includes principal and interest.
(4)	The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copy machines.

Estimated Future Policy Benefit and Claim Payments - Annuity and Life Segments

The following table duplicates information above and summarizes the Company’s annuity and life contractual obligations and commitments as of December 31, 2013 expected to be paid in the periods presented.  Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments.  Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows.  The most significant difference relates to future policy benefits related to life insurance, which includes discounting.

	Estimated Payments by Period As of December 31, 2013
					More Than
		Less Than	1 - 3 Years	3 - 5 Years	5 Years
		1 Year	(2015 and	(2017 and	(2019 and
	Total	(2014)	2016)	2018)	beyond)
Fixed annuities and fixed option of variable annuities	$5,479.9	$177.9	$372.8	$394.1	$4,535.1
Supplemental contracts (1)	816.1	30.0	179.3	49.8	557.0
Life insurance policies	2,463.5	84.7	176.4	180.4	2,022.0
Total	$8,759.5	$292.6	$728.5	$624.3	$7,114.1

(1)     Includes $250.0 million obligation to FHLB plus interest.

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

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, and other contingent events as appropriate to the respective product types.  Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2013.  Separate Account (variable annuity) payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.

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

The following table includes estimated future claims and claims related payments at December 31, 2013.  The amounts reported in the table are presented on a nominal basis, have not been discounted and represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses.

	Estimated Payments by Period As of December 31, 2013
					More Than
		Less Than	1 - 3 Years	3 - 5 Years	5 Years
		1 Year	(2015 and	(2017 and	(2019 and
	Total	(2014)	2016)	2018)	beyond)
Claims and claim adjustment expenses	$275.8	$174.0	$86.7	$13.1	$2.0

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

The total capital of the Company was $1,337.2 million at December 31, 2013, including $199.9 million of long-term debt and $38.0 million of short-term debt outstanding.  Total debt represented 19.8% of total capital excluding unrealized investment gains and losses (17.8% including unrealized investment gains and losses) at December 31, 2013, which was below the Company's long-term target of 25%.

Shareholders' equity was $1,099.3 million at December 31, 2013, including a net unrealized gain in the Company's investment portfolio of $134.0 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies.  The market value of the Company's common stock and the market value per share were $1,277.7 million and $31.54, respectively, at December 31, 2013.  Book value per share was $27.14 at December 31, 2013 ($23.83 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at December 31, 2013 is included in “Results of Operations for the Three Years Ended December 31, 2013 -- Net Realized Investment Gains and Losses”.

Total shareholder dividends were $32.6 million for the year ended December 31, 2013.  In March, May, September and December 2013, the Board of Directors announced regular quarterly dividends per share of $0.195.  Compared to the per share dividends paid in 2012 of $0.55, the total 2013 dividends paid per share of $0.78 represented an increase of 41.8%.

On December 7, 2011, HMEC’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million.  The share repurchase program authorizes the opportunistic repurchase of HMEC’s common shares in open market or privately negotiated transactions, from time to time, depending on market conditions.  The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice.  During 2013, the Company repurchased 173,629 shares of its common stock, or 0.4% of the outstanding shares on December 31, 2012, at an aggregate cost of $3.9 million, or an average price per share of $22.38, under this share repurchase program.  In total and through December 31, 2013, the Company had repurchased 1,244,232 shares of its common stock at an average price of $17.40 per share, under this share repurchase program.  The repurchase of shares was financed through the use of cash.  As of December 31, 2013, $28.4 million remained authorized for future share repurchases.  See also “Notes to Consolidated Financial Statements --  Note 6 -- Shareholders’ Equity and Stock Options” listed on page F-1 of this report.

As of December 31, 2013, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.098%.  Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%.  Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” listed on page F-1 of this report.  The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of December 31, 2013, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%.  Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%.  Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in “Notes to Consolidated Financial Statements -- Note 5 -- Debt” listed on page F-1 of this report.  The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of December 31, 2013, the Company had $38.0 million outstanding under its Bank Credit Facility.  The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on October 6, 2015.  Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.49%, as of December 31, 2013).  The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2013.

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

The Company's ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on interest-sensitive contracts) for the years ended December 31, 2013, 2012 and 2011 was 1.8x, 1.8x and 1.6x, respectively.  See also “Exhibit 12 -- Statement Regarding Computation of Ratios”.  The Company’s ratio of earnings before interest expense to interest expense was 11.9x, 11.5x and 7.8x for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Assigned ratings as of February 15, 2014 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of February 15, 2014
S&P (1)	A	(stable)	BBB	(stable)
Moody’s (1)	A3	(stable)	Baa3	(stable)
A.M. Best
Horace Mann Life Insurance Company	A	(stable)	N.A.
HMEC’s property and casualty subsidiaries	A-	(stable)	N.A.
HMEC	N.A.		bbb	(stable)
________
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

Market Value Risk

Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also "Results of Operations for the Three Years Ended December 31, 2013 -- Net Realized Investment Gains and Losses".

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company's investments and the credited interest rates on the Company's insurance liabilities.  See also “Results of Operations for the Three Years Ended December 31, 2013 -- Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value.  This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale.  As of the time of this Annual Report on Form 10-K, no derivatives are used to manage the exposure to interest rate risk in the investment portfolios.  At December 31, 2013, approximately 14% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 86% supported the annuity and life business.  For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2013 -- Net Realized Investment Gains and Losses” and “Business -- Investments”.

The Company’s annuity and life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities.  Although credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.  See also “Results of Operations for the Three Years Ended December 31, 2013 -- Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support.  Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities.  Such estimates are used to closely match the duration of assets to the duration of liabilities.  The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration annuity and interest-sensitive life liabilities with its short duration non-interest-sensitive property and casualty liabilities.  Overall, at December 31, 2013, the duration of the fixed income securities portfolio was estimated to be approximately 6.5 years and the duration of the Company’s insurance liabilities and debt was estimated to be approximately 7.5 years.

The annuity and life operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to ensure that such liabilities are adequate to meet the Company’s obligations under a variety of interest rate scenarios.  Based on these procedures, the Company’s assets and the investment income expected to be received on such assets are adequate to meet the insurance policy obligations and expenses of the Company’s insurance activities in all but the most extreme circumstances.

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2013, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in an increase in shareholders’ equity of approximately $15 million after tax, or 1%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in a decrease in shareholders’ equity of approximately $54 million after tax, or 5%. At December 31, 2012, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in a decrease in shareholders’ equity of approximately $18 million after tax, or 1%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in a decrease in shareholders’ equity of approximately $7 million after tax, or 1%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to attempt to mitigate such hypothetical losses in fair value of shareholders’ equity.

Interest rates continue to be at historically low levels.  If interest rates remain low over an extended period of time, and based on the press release issued by the Federal Open Market Committee on January 29, 2014 that the Federal Reserve Board is likely to maintain its current highly accommodative stance of monetary policy well past the time that the unemployment rate declines below 6.5%, management recognizes it could pressure net investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities.  Moreover, issuers of securities in the Company’s investment portfolio may prepay or redeem fixed income securities, as well as asset-backed and commercial and mortgage-backed securities, with greater frequency to borrow at lower market rates. As a general guideline, management estimates that pretax income in 2014 and 2015 would decrease by approximately $2.7 million (by segment:  Annuity $1.7 million, Life $0.6 million and Property and Casualty $0.4 million) and $9.5 million (by segment:  Annuity $6.2 million, Life $2.0 million and Property and Casualty $1.3 million), respectively, for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in-force contracts.  In addition, declining interest rates also could negatively impact the amortization of deferred policy acquisition costs, as well as the recoverability of goodwill, due to the impacts on the estimated fair value of the Company’s reporting segments.

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

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI.  We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.b.).  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
March 3, 2014

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(Dollars in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Investments
Fixed maturities, available for sale, at fair value
(amortized cost 2013, $5,784,205; 2012, $5,311,457	$6,009,573	$5,962,232
Equity securities, available for sale, at fair value
(cost 2013, $84,754; 2012, $52,396)	91,858	53,503
Short-term and other investments	438,042	276,362
Total investments	6,539,473	6,292,097
Cash	18,189	15,181
Deferred policy acquisition costs	245,355	196,885
Goodwill	47,396	47,396
Other assets	228,264	217,886
Separate Account (variable annuity) assets	1,747,995	1,398,281
Total assets	$8,826,672	$8,167,726

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
Fixed annuity contract liabilities	$3,515,865	$3,257,758
Interest-sensitive life contract liabilities	777,292	761,671
Unpaid claims and claim expenses	291,627	289,395
Future policy benefits	223,295	214,562
Unearned premiums	221,114	213,268
Total policy liabilities	5,029,193	4,736,654
Other policyholder funds	346,292	103,227
Other liabilities	366,013	445,952
Short-term debt	38,000	38,000
Long-term debt	199,874	199,809
Separate Account (variable annuity) liabilities	1,747,995	1,398,281
Total liabilities	7,727,367	6,921,923
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares;
issued, 2013, 63,629,105; 2012, 62,311,787	64	62
Additional paid-in capital	407,056	383,135
Retained earnings	1,000,312	921,969
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	133,990	382,400
Net funded status of pension and other postretirement
benefit obligations	(11,776)	(15,311)
Treasury stock, at cost, 2013, 23,117,554 shares;
2012, 22,943,925 shares	(430,341)	(426,452)
Total shareholders' equity	1,099,305	1,245,803
Total liabilities and shareholders' equity	$8,826,672	$8,167,726

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Revenues
Insurance premiums and contract charges earned	$690,938	$670,527	$667,120
Net investment income	313,610	306,003	288,311
Net realized investment gains	22,245	27,298	37,663
Other income	4,474	6,986	5,208

Total revenues	1,031,267	1,010,814	998,302

Benefits, losses and expenses
Benefits, claims and settlement expenses	448,317	448,250	502,434
Interest credited	169,893	163,565	154,910
Policy acquisition expenses amortized	84,643	79,519	83,398
Operating expenses	160,112	156,058	148,635
Interest expense	14,236	14,249	14,007

Total benefits, losses and expenses	877,201	861,641	903,384

Income before income taxes	154,066	149,173	94,918
Income tax expense	43,173	45,307	24,412

Net income	$110,893	$103,866	$70,506

Net income per share
Basic	$2.75	$2.63	$1.77
Diluted	$2.66	$2.51	$1.70

Weighted average number of shares and equivalent shares
Basic	40,376,562	39,513,540	39,865,815
Diluted	41,633,240	41,388,368	41,436,512

Net realized investment gains
Total other-than-temporary impairment losses on securities	$(1,532)	$-	$(72)
Portion of losses recognized in other comprehensive income (loss)	-	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	(1,532)	-	(72)
Realized gains, net	23,777	27,298	37,735
Total	$22,245	$27,298	$37,663

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Comprehensive income (loss)
Net income	$110,893	$103,866	$70,506
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(248,410)	114,178	156,954
Change in net funded status of pension and other postretirement benefit obligations	3,535	931	(3,087)
Other comprehensive income (loss)	(244,875)	115,109	153,867
Total	$(133,982)	$218,975	$224,373

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Common stock
Beginning balance	$62	$62	$61
Options exercised, 2013, 1,158,537 shares; 2012, 389,089 shares; 2011, 136,290 shares	2	-	1
Conversion of common stock units, 2013, 11,851 shares; 2012, 15,084 shares; 2011, 15,715 shares	-	-	-
Conversion of restricted stock units, 2013, 146,930 shares; 2012, 104,152 shares; 2011, 182,309 shares	-	-	-
Ending balance	64	62	62

Additional paid-in capital
Beginning balance	383,135	373,384	367,448
Options exercised and conversion of common stock units and restricted stock units	22,502	7,275	4,485
Share-based compensation expense	1,419	2,476	1,451
Ending balance	407,056	383,135	373,384

Retained earnings
Beginning balance	921,969	840,644	789,128
Net income	110,893	103,866	70,506
Cash dividends, 2013, $0.78 per share; 2012, $0.55 per share; 2011, $0.46 per share	(32,550)	(22,541)	(18,990)
Ending balance	1,000,312	921,969	840,644

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	367,089	251,980	98,113
Change in net unrealized gains on fixed maturities and equity securities	(248,410)	114,178	156,954
Change in net funded status of pension and other postretirement benefit obligations	3,535	931	(3,087)
Ending balance	122,214	367,089	251,980

Treasury stock, at cost
Beginning balance, 2013, 22,943,925 shares; 2012, 22,028,030 shares; 2011, 21,813,196 shares	(426,452)	(410,717)	(407,663)
Acquisition of 173,629 shares in 2013; 915,895 shares in 2012; 214,834 shares in 2011	(3,889)	(15,735)	(3,054)
Ending balance, 2013, 23,117,554 shares; 2012, 22,943,925 shares; 2011, 22,028,030 shares	(430,341)	(426,452)	(410,717)

Shareholders' equity at end of period	$1,099,305	$1,245,803	$1,055,353

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows - operating activities
Premiums collected	$688,355	$662,729	$661,094
Policyholder benefits paid	(476,103)	(484,144)	(549,888)
Policy acquisition and other operating expenses paid	(251,293)	(230,072)	(241,138)
Federal income taxes paid	(33,672)	(14,444)	(4,130)
Investment income collected	311,712	303,385	280,963
Interest expense paid	(13,825)	(13,948)	(13,515)
Contribution to defined benefit pension plan trust fund	(3,103)	(2,534)	(5,926)
Other	(16,135)	(18,124)	(11,581)

Net cash provided by operating activities	205,936	202,848	115,879

Cash flows - investing activities
Fixed maturities
Purchases	(1,212,937)	(1,448,219)	(1,356,092)
Sales	298,045	576,708	587,909
Maturities, paydowns, calls and redemptions	504,921	585,615	362,210
Purchase of other invested assets	(35,000)	(50,000)	-
Net cash (used in) provided by short-term and other investments	(153,355)	(18,902)	102,966

Net cash used in investing activities	(598,326)	(354,798)	(303,007)

Cash flows - financing activities
Dividends paid to shareholders	(32,550)	(22,541)	(18,990)
Acquisition of treasury stock	(3,889)	(15,735)	(2,047)
Exercise of stock options	19,336	5,421	2,127
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	673,057	417,600	433,896
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(278,350)	(220,803)	(219,415)
Life policy accounts
Deposits	1,636	1,881	2,078
Withdrawals and surrenders	(4,734)	(5,161)	(5,343)
Cash received related to repurchase agreements	25,848	-	-
Change in bank overdrafts	(4,956)	(983)	(3,654)

Net cash provided by financing activities	395,398	159,679	188,652

Net increase in cash	3,008	7,729	1,524

Cash at beginning of period	15,181	7,452	5,928

Cash at end of period	$18,189	$15,181	$7,452

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Investments

The Company invests primarily in fixed maturity securities (“fixed maturities”). This category includes primarily bonds and notes, but also includes redeemable preferred stocks. These securities are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on all securities available for sale, carried at fair value, is recorded as a separate component of accumulated other comprehensive income within shareholders' equity, net of applicable deferred taxes and the related impact on deferred policy acquisition costs associated with interest-sensitive life and annuity contracts that would have occurred if the securities had been sold at their aggregate fair value and the proceeds reinvested at current yields.

Equity securities are classified as available for sale and carried at fair value. This category includes nonredeemable preferred stocks and common stocks.

Short-term and other investments are comprised of short-term fixed income securities, generally carried at cost which approximates fair value; policy loans, carried at unpaid principal balances; mortgage loans, carried at unpaid principal less a valuation allowance for estimated uncollectible amounts; certain alternative investments which are accounted for as equity method investments; and restricted Federal Home Loan Bank membership and activity stocks, carried at redemption value which approximates fair value.

The Company invests in fixed maturity securities and alternative investment funds that could qualify as variable interest entities, including corporate securities, mortgage-backed securities and asset-backed securities. The Company is not the primary beneficiary of these securities as the Company does not have the power to direct the activities that most significantly impact the entities’ performance.

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

If the Company has concerns regarding the viability of the issuer or its ability to service the specific security after this assessment, a cash flow analysis is prepared to determine if the present value of future cash flows has declined below the amortized cost of the fixed maturity security. This analysis to determine an estimate of ultimate recovery value is combined with the estimated timing to recovery and any other applicable cash flows that are expected. If a cash flow analysis estimate is not feasible, then the market’s view of cash flows implied by the period end fair value, market discount rates and effective yield are the primary factors used to estimate a recovery value.

Mortgage-Backed Securities Not Issued By the U.S. Government or Federally Sponsored Agencies

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

Credit Losses

The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. Corporate fixed maturity security and municipal bond cash flow estimates are derived from scenario-based outcomes of expected restructurings or the disposition of assets using specific facts and other circumstances, including timing, security interests and loss severity and when not reasonably estimable, such securities are impaired to fair value as management’s best estimate of the present value of future cash flows. The cash flow estimates for mortgage-backed and other structured securities are based on security specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds, and structural support, including subordination and guarantees.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Deferred Policy Acquisition Costs

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and as described in “Adopted Accounting Standards”, the Company has retrospectively applied to prior periods new accounting guidance regarding deferred policy acquisition costs adopted January 1, 2012.

The Company’s deferred policy acquisition costs asset by segment was as follows:

	December 31,
	2013	2012

Annuity	$170,749	$125,437
Life	48,558	46,798
Property and casualty	26,048	24,650
Total	$245,355	$196,885

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. The Company recorded the following adjustments to amortization expense as a result of evaluating actual experience and prospective assumptions, sometimes referred to as “unlocking”:

	Year Ended December 31,
	2013	2012	2011
Increase (decrease) to amortization:
Annuity	$(3,700)	$(3,836)	$2,466
Life	126	751	1,159
Total	$(3,574)	$(3,085)	$3,625

Deferred policy acquisition costs (“DAC”) for interest-sensitive life and investment contracts are adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. This adjustment reduced the deferred policy acquisition costs asset by $24,997 and $58,808 at December 31, 2013 and 2012, respectively. The after-tax impact of this adjustment is included in accumulated other comprehensive income (net unrealized gains and losses on fixed maturities and equity securities) within shareholders' equity.

DAC is reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the years ended December 31, 2013, 2012 and 2011.

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

Goodwill and Value of Acquired Insurance In Force

When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company. The value of acquired insurance in force was fully amortized prior to December 9, 2009.

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

In the fourth quarter of 2013, the Company changed the date of its annual impairment test to October 1. The change was made to mitigate resource constraints in connection with year-end financial reporting and more closely coincides the impairment testing date with the internal long-range planning and forecasting process. The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in any delay, acceleration or avoidance of an impairment charge.

The Company completed its annual goodwill assessment for the individual reporting units as of October 1, 2013 and did not utilize the option to perform an initial assessment of qualitative factors. The first step of the Company’s analysis indicated that fair value exceeded carrying value for all reporting units. The process of evaluating goodwill for impairment required management to make multiple judgments and assumptions to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

As part of the Company’s October 1, 2013 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to several factors, most notably market sentiment, trading volume and transaction premium. The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances. There were no other events or material changes in circumstances during 2013 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

In the Company’s annual goodwill assessment for the individual reporting units as of December 31, 2012, the first step of the analysis indicated that fair value exceeded carrying value for all reporting units other than the life unit. For the life reporting unit, in the first step of the analysis, the Company determined that the reporting unit’s fair value was less than its carrying value, primarily driven by unrealized investment gains combined with a decrease in anticipated net investment income assuming an extended low interest rate environment. In the second step of the analysis, it was determined that the implied fair value for the life reporting unit’s goodwill was greater than its carrying value; therefore, goodwill was not impaired and no write-down was required. However, the implied fair value exceeded carrying value for the life reporting unit by a limited margin.

Any amount of goodwill determined to be impaired will be recorded as an expense in the period in which the impairment determination is made. During each year from 2011 through 2013, the Company completed the required annual testing; no impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation, which is calculated on the straight-line method based on the estimated useful lives of the assets. The estimated life for real estate is identified by specific property and ranges from 20 to 45 years. The estimated useful lives of leasehold improvements and other property and equipment, including capitalized software, generally range from 2 to 10 years. The following amounts are included in Other Assets in the Consolidated Balance Sheets:

	December 31,
	2013	2012

Property and equipment	$108,394	$108,502
Less: accumulated depreciation	73,459	71,508
Total	$34,935	$36,994

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Separate Account (Variable Annuity) Assets and Liabilities

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

Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method including assumptions as to investment yields, mortality, persistency, expenses and other assumptions based on the Company’s experience, including a provision for adverse deviation. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. If experience is less favorable than the assumptions, additional liabilities may be established, resulting in a charge to income for that period. At December 31, 2013, reserve investment yield assumptions ranged from 4% to 8%.

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

	December 31,
	2013	2012

GMDB reserve	$209	$392
Aggregate in-the-money death benefits under the GMDB provision	30,422	41,990
Variable annuity contract value distribution based on GMDB feature:
No guarantee	30%	31%
Return of premium guarantee	64%	63%
Guarantee of premium roll-up at an annual rate of 3% or 5%	6%	6%
Total	100%	100%

Unpaid Claims and Claim Expenses

Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. All of the Company's reserves for property and casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company's personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Other Policyholder Funds

Other Policyholder Funds includes supplementary contracts without life contingencies, dividend accumulations, and amounts payable under Federal Home Loan Bank funding agreements. Amounts received and repaid under the funding agreements are classified in the financing activities section of the Company’s Consolidated Statement of Cash Flows combined with annuity contract deposits and disbursements, respectively.

Federal Home Loan Bank Funding Agreements

In 2013, one of the Company's subsidiaries, Horace Mann Life Insurance Company (“HMLIC”), became a member of the Federal Home Loan Bank of Chicago ("FHLB"), which provides HMLIC with access to collateralized borrowings and other FHLB products.  As membership requires the ownership of member stock, on June 4, 2013, HMLIC purchased common stock to meet the membership requirement.  Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 5.0% of the borrowing, or a lower percentage -- such as 2.0% based on the Reduced Capitalization Advance Program. HMEC's Board of Directors has authorized a maximum of $250,000 from the FHLB under advances and funding agreements combined.  On December 27, 2013, the Company received $250,000 under funding agreements with $125,000 maturing on December 28, 2015 and $125,000 maturing on December 15, 2023.  Interest on the funding agreements accrues at an annual weighted average rate of 0.24% as of December 31, 2013.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Stock Based Compensation

The Company grants stock options to executive officers, other employees and directors.  The exercise price of the option is equal to the fair market value of the Company's common stock on the date of grant.  Additional information regarding the Company's stock-based compensation plans is contained in “Note 6 -- Shareholders' Equity and Stock Options”.

The Company recognizes compensation cost for share-based compensation plans based on the fair value at the grant dates.  For the years ended December 31, 2013, 2012 and 2011, the Company recognized $1,419, $2,476 and $1,451, respectively, in expense as a result of the vesting of stock options during the respective periods.

In 2013, 2012 and 2011, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for options granted in each year.  The fair value of options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted-average assumptions shown in the following table.

	Year Ended December 31,
	2013	2012	2011

Number of options granted	245,424	296,188	313,000
Weighted average grant date fair value of options granted	$8.25	$6.02	$6.20
Weighted average assumptions:
Risk-free interest rate	1.0%	1.0%	2.2%
Expected dividend yield	2.7%	2.2%	2.2%
Expected life, in years	5.8	5.8	5.8
Expected volatility (based on historical volatility)	54.5%	45.1%	45.0%

The weighted average fair value of nonvested options outstanding on December 31, 2013 was $6.88.  Total unrecognized compensation expense relating to the nonvested options outstanding as of December 31, 2013 was approximately $2,448.  This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2014 through 2017.  Expense is reflected on a straight-line basis over the vesting period for the entire award.

Income Taxes

The Company uses the asset and liability method for calculating deferred federal income taxes.  Income tax provisions are generally based on income reported for financial statement purposes.  The provisions for federal income taxes for the years ended December 31, 2013, 2012 and 2011 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.

Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the net funded status of pension and other postretirement benefit obligations with the changes for each period included in the respective components of accumulated other comprehensive income (loss) within shareholders' equity.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding plus the weighted average number of fully vested restricted stock units and common stock units payable as shares of HMEC common stock.  Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive.  The Company’s common stock equivalents relate to outstanding common stock options, deferred compensation common stock units and incentive compensation restricted common stock units.

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2013	2012	2011
Basic:
Net income for the period	$110,893	$103,866	$70,506
Weighted average number of common shares
during the period (in thousands)	40,377	39,514	39,866
Net income per share - basic	$2.75	$2.63	$1.77

Diluted:
Net income for the period	$110,893	$103,866	$70,506
Weighted average number of common shares
during the period (in thousands)	40,377	39,514	39,866
Weighted average number of common equivalent
shares to reflect the dilutive effect of common
stock equivalent securities (in thousands):
Stock options	211	222	206
Common stock units related to deferred
compensation for Directors	-	112	114
Common stock units related to deferred
compensation for Employees	112	116	115
Restricted common stock units related to
incentive compensation	933	1,424	1,136
Total common and common equivalent shares adjusted
to calculate diluted earnings per share (in thousands)	41,633	41,388	41,437
Net income per share - diluted	$2.66	$2.51	$1.70

Options to purchase 243,727 shares of common stock at $20.60 to $30.24 per share were granted in 2013 but were not included in the computation of 2013 diluted earnings per share because of their anti-dilutive effect as a result of the options' exercise price being greater than the average market price of the common shares during 2013 and/or the unrecognized compensation cost having an anti-dilutive effect.  The options, which expire in 2020, were still outstanding at December 31, 2013.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity during a reporting period from transactions and other events and circumstances from non-shareholder sources.  For the Company, comprehensive income (loss) is equal to net income plus or minus the after-tax change in net unrealized gains and losses on fixed maturities and equity securities and the after-tax change in net funded status of pension and other postretirement benefit obligations for the period as shown in the Consolidated Statements of Changes in Shareholders' Equity.  Accumulated other comprehensive income (loss) represents the accumulated change in shareholders’ equity from these transactions and other events and circumstances from non-shareholder sources as shown in the Consolidated Balance Sheets.

In the Consolidated Balance Sheets, the Company recognizes the funded status of defined benefit pension plans and other postretirement benefit plans as a component of accumulated other comprehensive income (loss), net of tax.

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2013	2012	2011

Net income	$110,893	$103,866	$70,506
Other comprehensive income (loss):
Change in net unrealized gains and losses on fixed
maturities and equity securities
Net unrealized holding gains and losses on fixed
maturities and equity securities arising during the period	(375,184)	204,460	281,202
Less: reclassification adjustment for net gains
included in income before income tax	22,245	27,298	37,663
Total, before tax	(397,429)	177,162	243,539
Income tax expense (benefit)	(149,019)	62,984	86,585
Total, net of tax	(248,410)	114,178	156,954
Change in net funded status of pension and other postretirement benefit obligations
Before tax	5,645	1,276	(4,801)
Income tax expense (benefit)	2,110	345	(1,714)
Total, net of tax	3,535	931	(3,087)
Total comprehensive income (loss)	$(133,982)	$218,975	$224,373

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Accumulated Other Comprehensive Income (Loss)

Reflecting accounting guidance adopted prospectively effective January 1, 2013, the following table reconciles the components of accumulated other comprehensive income (loss) for the period indicated.

	Unrealized
	Gains and
	Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, January 1, 2013	$382,400	$(15,311)	$367,089
Other comprehensive income (loss) before reclassifications	(233,951)	3,535	(230,416)
Amounts reclassified from accumulated
other comprehensive income	(14,459)	-	(14,459)
Net current-period other comprehensive income (loss)	(248,410)	3,535	(244,875)
Ending balance, December 31, 2013	$133,990	$(11,776)	$122,214

(1)	All amounts are net of tax.
(2)
The $22,245 pretax amount reclassified from accumulated other comprehensive income is included in net realized investment gains and losses and the $7,786 related tax expense (benefit) is included in income tax expense in the Consolidated Statement of Operations for the year ended December 31, 2013.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in “Note 2 -- Investments -- Unrealized Gains and Losses on Fixed Maturities and Equity Securities”.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

Adopted Accounting Standards

Comprehensive Income

Effective January 1, 2013, the Company prospectively adopted accounting guidance to improve the disclosure of reclassifications out of accumulated other comprehensive income.  The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, the reclassifications are required to be cross-referenced to other disclosures that provide additional detail about those amounts.  As shown in “Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)” above, certain disclosures in the Company’s Notes to Consolidated Financial Statements have been expanded to address additional information required by this guidance.  The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

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

Costs Associated with Acquiring or Renewing Insurance Contracts

Effective January 1, 2012, the Company adopted accounting guidance which was issued to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  The guidance allows an insurance entity to capitalize only incremental and certain direct costs related to the successful acquisition of new or renewal insurance contracts.  Management elected retrospective application of the new guidance resulting in a downward adjustment to the deferred policy acquisition costs asset with a corresponding decrease to beginning shareholders’ equity, net of applicable deferred taxes.  The adoption of this accounting guidance reduces expense deferrals and amortization, with a minimal net effect on the Company’s results of operations.

NOTE 2 - Investments

The Company's investment portfolio included no free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no embedded derivative features related to the Company’s insurance products for the three years ended December 31, 2013.

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2013	2012	2011

Fixed maturities	$304,024	$297,042	$285,782
Equity securities	3,698	2,814	1,685
Short-term and other investments	8,242	8,109	7,891
Other invested assets (equity method investments)	5,902	5,892	-
Total investment income	321,866	313,857	295,358
Investment expenses	(8,256)	(7,854)	(7,047)
Net investment income	$313,610	$306,003	$288,311

NOTE 2 - Investments-(Continued)

Realized Investment Gains (Losses)

Net realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2013	2012	2011

Fixed maturities	$18,480	$23,218	$37,466
Equity securities	3,765	4,080	197
Short-term and other investments	-	-	-
Net realized investment gains	$22,245	$27,298	$37,663

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

For the year ended December 31, 2013, the Company’s net realized investment gains of $22,245 included $29,511 of gross gains realized on security sales and calls partially offset by $5,734 of realized losses on securities that were disposed of during 2013 and $1,532 of other-than-temporary impairment write-downs on securities in the current period.

For the year ended December 31, 2012, the Company’s net realized investment gains of $27,298 included $39,941 of gross gains realized on security sales and calls partially offset by $12,643 of realized losses on securities that were disposed of during 2012.  There were no other-than-temporary impairment write-downs on securities during 2012.

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

NOTE 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities (“fixed maturities”) and equity securities.  The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio were as follows:

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost or Cost	Gains	Losses	Value	AOCI (2)
December 31, 2013
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (1):
Mortgage-backed securities	$555,574	$33,711	$19,560	$569,725	$-
Other, including
U.S. Treasury securities	449,060	9,865	23,351	435,574	-
Municipal bonds	1,425,441	80,701	34,615	1,471,527	-
Foreign government bonds	50,641	4,700	390	54,951	-
Corporate bonds	2,457,727	188,832	32,150	2,614,409	-
Other mortgage-backed securities	845,762	26,477	8,852	863,387	2,812
Totals	$5,784,205	$344,286	$118,918	$6,009,573	$2,812

Equity securities	$84,754	$10,723	$3,619	$91,858	$-

December 31, 2012
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (1):
Mortgage-backed securities	$547,040	$72,644	$125	$619,559	$-
Other, including
U.S. Treasury securities	371,706	37,857	135	409,428	-
Municipal bonds	1,402,424	186,261	2,648	1,586,037	-
Foreign government bonds	48,476	9,393	-	57,869	-
Corporate bonds	2,258,554	313,430	4,950	2,567,034	-
Other mortgage-backed securities	683,257	41,080	2,032	722,305	3,214
Totals	$5,311,457	$660,665	$9,890	$5,962,232	$3,214

Equity securities	$52,396	$2,397	$1,290	$53,503	$-

(1)
Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $336,193 and $375,111; Federal Home Loan Mortgage Corporation (“FHLMC”) of $427,172 and $418,174; and Government National Mortgage Association (“GNMA”) of $126,245 and $136,998 as of December 31, 2013 and 2012, respectively.

(2)
Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance.  Amounts also include unrealized gains/(losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Compared to December 31, 2012, the reduction in net unrealized investment gains at December 31, 2013 was due to higher yields on U.S. Treasury securities and slightly narrower credit spreads across most asset classes, the combination of which resulted in a decrease in net unrealized gains for the Company’s holdings of corporate securities, municipal securities, mortgage-backed and asset-backed securities and governmental securities.

NOTE 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at December 31, 2013 and 2012, respectively. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2013 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of future cash flows exceeds the amortized cost bases. In addition, management expects to recover the entire cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at December 31, 2013.

	12 months or less		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2013
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$150,602	$19,145	$1,383	$415	$151,985	$19,560
Other	249,765	22,479	4,450	872	254,215	23,351
Municipal bonds	375,523	26,529	42,899	8,086	418,422	34,615
Foreign government bonds	6,738	390	-	-	6,738	390
Corporate bonds	582,849	28,634	12,948	3,516	595,797	32,150
Other mortgage-backed securities	274,983	8,300	20,008	552	294,991	8,852
Total fixed
maturity securities	1,640,460	105,477	81,688	13,441	1,722,148	118,918
Equity securities (1)	32,392	3,117	1,405	502	33,797	3,619
Combined totals	$1,672,852	$108,594	$83,093	$13,943	$1,755,945	$122,537

Number of positions with a
gross unrealized loss	534		46		580
Fair value as a percentage of
total fixed maturities and
equity securities fair value	27.4%		1.4%		28.8%

December 31, 2012
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$11,006	$124	$50	$1	$11,056	$125
Other	9,944	135	-	-	9,944	135
Municipal bonds	108,578	2,605	3,990	43	112,568	2,648
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	56,481	875	26,725	4,075	83,206	4,950
Other mortgage-backed securities	58,218	621	25,014	1,411	83,232	2,032
Total fixed
maturity securities	244,227	4,360	55,779	5,530	300,006	9,890
Equity securities (1)	19,344	1,288	9	2	19,353	1,290
Combined totals	$263,571	$5,648	$55,788	$5,532	$319,359	$11,180

Number of positions with a
gross unrealized loss	156		43		199
Fair value as a percentage of
total fixed maturities and
equity securities fair value	4.4%		0.9%		5.3%

(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

NOTE 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 95% of the gross unrealized loss as of December 31, 2013.  With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of December 31, 2013 and 2012 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Year Ended December 31,
	2013	2012
Cumulative credit loss (1)
Beginning of period	$2,877	$3,957
New credit losses (2)	1,220	-
Losses related to securities sold or paid down during the period	-	(1,080)
End of period	$4,097	$2,877

(1)
The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

(2)	For 2013, the other-than-temporary impairment loss was recorded on a Detroit general obligation bond.

Maturities/Sales of Fixed Maturities and Equity Securities

The following table presents the distribution of the Company’s fixed maturity securities portfolio by estimated expected maturity.  Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers' utilization of the right to call or prepay obligations with or without call or prepayment penalties.  For structured securities, including mortgage-backed securities and other asset-backed securities, estimated expected maturities consider broker-dealer survey prepayment assumptions and are verified for consistency with the interest rate and economic environments.
	December 31, 2013
			Percent of
	Amortized	Fair	Total Fair
	Cost	Value	Value
Estimated expected maturity:
Due in 1 year or less	$234,952	$244,106	4.1%
Due after 1 year through 5 years	1,206,390	1,253,394	20.9
Due after 5 years through 10 years	2,227,741	2,314,540	38.4
Due after 10 years through 20 years	1,202,062	1,248,897	20.8
Due after 20 years	913,060	948,636	15.8
Total	$5,784,205	$6,009,573	100.0%

Average option-adjusted duration, in years	6.3

NOTE 2 - Investments-(Continued)

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were:

	Year Ended December 31,
	2013	2012	2011
Fixed maturity securities
Proceeds received	$298,045	$576,708	$587,909
Gross gains realized	17,177	32,532	39,463
Gross losses realized	(4,945)	(11,971)	(2,047)

Equity securities
Proceeds received	$18,643	$6,057	$1,078
Gross gains realized	4,368	231	247
Gross losses realized	(616)	(438)	-

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities.  The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Year Ended December 31,
	2013	2012	2011
Net unrealized investment gains (losses) on
fixed maturity securities, net of tax
Beginning of period	$423,004	$284,338	$118,498
Change in unrealized investment gains and losses	(264,503)	153,758	190,193
Reclassification of net realized investment (gains)
losses to net income	(12,012)	(15,092)	(24,353)
End of period	$146,489	$423,004	$284,338

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$720	$2,408	$2,139
Change in unrealized investment gains and losses	6,345	964	397
Reclassification of net realized investment (gains)
losses to net income	(2,447)	(2,652)	(128)
End of period	$4,618	$720	$2,408

Investment in Entities Exceeding 10% of Shareholders' Equity

At December 31, 2013 and 2012, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

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

As part of repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash.  For the repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary.  The cash received from the repurchase program is typically invested in high quality floating rate fixed maturity securities.  The Company accounts for the repurchase agreements as collateralized borrowings.  The securities transferred under repurchase agreements are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Consolidated Balance Sheets.  The fair value of the securities transferred was $24,791 and $0 as of December 31, 2013 and 2012, respectively.  The obligation for securities sold under agreement to repurchase was $25,864 and $0, including accrued interest, as of December 31, 2013 and 2012, respectively.

Deposits

At December 31, 2013 and 2012, securities with a fair value of $17,967 and $18,565, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.  In addition, at December 31, 2013, securities with a fair value of $274,437 were on deposit with the Federal Home Loan Bank as collateral for amounts subject to funding agreements which were equal to $250,000.  The deposited securities are included in fixed maturities on the Company’s Consolidated Balance Sheets.

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

Level 2
Unadjusted observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities.  Level 2 assets and liabilities include fixed maturity securities (1) with quoted prices that are traded less frequently than exchange-traded instruments or (2) values based on discounted cash flows with observable inputs.  This category generally includes certain U.S. Government and agency mortgage-backed securities, non-agency structured securities, corporate fixed maturity securities and preferred stocks.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3.  The Company has in place certain control processes to determine the reasonableness of the financial asset fair values.  These processes are designed to ensure (1) the values received are reasonable and accurately recorded, (2) the data inputs and valuation techniques utilized are appropriate and consistently applied, and (3) the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds.  The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services.  Approximately 87% and 88% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2013 and 2012, respectively.  The remainder of the portfolio was priced by broker-dealers or pricing models.  When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2, otherwise they were classified as Level 3.  There were no significant changes to the valuation process during 2013.

Fair values of equity securities have been determined by the Company from observable market quotations, when available.  When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity.  The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices.  In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix.  These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.  There were no significant changes to the valuation process in 2013.

Short-term and other investments are comprised of short-term fixed income securities, policy loans and mortgage loans, restricted FHLB membership and activity stocks, as well as certain alternative investments which are accounted for as equity method investments and therefore excluded from the fair value tabular disclosures.  For short-term fixed income securities, because of the nature of these assets, carrying amounts generally approximate fair values, which have been determined from public quotations, when available.  The fair value of policy loans is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans.  The fair value of mortgage loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.  The fair value of FHLB membership and activity stocks is based on redemption value which is equal to par value.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Separate Account (Variable Annuity) Assets and Liabilities

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

Other Policyholder Funds

Other policyholder funds are liabilities related to supplementary contracts without life contingencies and dividend accumulations, both of which represent deposits that do not have defined maturities, as well as balances outstanding under funding agreements with the FHLB.  Other policyholder funds are carried at cost, which management believes is a reasonable estimate of fair value due to the relatively short duration of these deposits, based on the Company’s past experience.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis.  At December 31, 2013, these Level 3 invested assets comprised approximately 2% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2013
Financial Assets
Investments
Fixed maturities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$569,725	$569,725	$-	$569,725	$-
Other, including
U.S. Treasury securities	435,574	435,574	17,757	417,817	-
Municipal bonds	1,471,527	1,471,527	-	1,468,833	2,694
Foreign government bonds	54,951	54,951	-	54,951	-
Corporate bonds	2,614,409	2,614,409	10,181	2,543,402	60,826
Other mortgage-backed securities	863,387	863,387	-	817,378	46,009
Total fixed maturities	6,009,573	6,009,573	27,938	5,872,106	109,529
Equity securities	91,858	91,858	74,279	17,573	6
Short-term investments	206,758	206,758	206,354	404	-
Other investments	5,000	5,000	-	5,000	-
Totals	6,313,189	6,313,189	308,571	5,895,083	109,535
Separate Account
(variable annuity) assets (1)	1,747,995	1,747,995	1,747,995	-	-
Financial Liabilities	-	-	-	-	-

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

As of March 31, 2013, the Company transferred the separate account assets and liabilities into Level 1 from Level 2 after reassessing the underlying inputs for the determination of fair value for these assets and liabilities.  As disclosed above, fair value is based primarily on market quotations of the underlying securities consistent with the method applied in all prior periods.  The Company did not have any other transfers between Levels 1 and 2 during the year ended December 31, 2013.  The following tables present reconciliations for the periods indicated for all Level 3 assets measured at fair value on a recurring basis.

	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2013	$12,275	$85,722	$33,172	$131,169	$340	$131,509
Transfers into Level 3 (1)	9,453	34,258	67,827	111,538	-	111,538
Transfers out of Level 3 (1)	(6,347)	(54,530)	(30,847)	(91,724)	-	(91,724)
Total gains or losses
Net realized gains (losses)
included in net income	-	-	-	-	-	-
Net unrealized gains (losses)
included in other
comprehensive income	(481)	(2,007)	(328)	(2,816)	-	(2,816)
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	(334)	(334)
Settlements	-	-	-	-	-	-
Paydowns, maturities
and distributions	(12,206)	(2,617)	(23,815)	(38,638)	-	(38,638)
Ending balance, December 31, 2013	$2,694	$60,826	$46,009	$109,529	$6	$109,535

Beginning balance, January 1, 2012	$-	$88,256	$4,532	$92,788	$385	$93,173
Transfers into Level 3 (1)	12,297	47,799	29,548	89,644	-	89,644
Transfers out of Level 3 (1)	-	(50,707)	-	(50,707)	-	(50,707)
Total gains or losses
Net realized gains (losses)
included in net income	-	-	(2)	(2)	-	(2)
Net unrealized gains (losses)
included in other
comprehensive income	(22)	1,013	200	1,191	(45)	1,146
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	-	-	-	-	-
Paydowns, maturities
and distributions	-	(639)	(1,106)	(1,745)	-	(1,745)
Ending balance, December 31, 2012	$12,275	$85,722	$33,172	$131,169	$340	$131,509

(1)
Transfers into and out of Level 3 during the years ended December 31, 2013 and 2012 were attributable to changes in the availability of observable market information for individual fixed maturity securities.  The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At December 31, 2013 and 2012, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held.

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

Financial Instruments Disclosed, But Not Carried, at Fair Value

The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required.  The following table presents the carrying value, fair value and fair value hierarchy of these financial assets and financial liabilities.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2013
Financial Assets
Investments
Other investments	$140,685	$144,921	$-	$-	$144,921
Financial Liabilities
Fixed annuity contract liabilities	3,515,865	3,302,333	-	-	3,302,333
Policyholder account balances on
interest-sensitive life contracts	78,598	79,678	-	-	79,678
Other policyholder funds	346,292	346,292	-	250,000	96,292
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,874	218,565	218,565	-	-
Other liabilities, repurchase
agreement obligations	25,864	25,864	-	25,864	-

December 31, 2012
Financial Assets
Investments
Other investments	$134,985	$135,121	$-	$-	$135,121
Financial Liabilities
Fixed annuity contract liabilities	3,257,758	3,070,111	-	-	3,070,111
Policyholder account balances on
interest-sensitive life contracts	79,017	78,519	-	-	78,519
Other policyholder funds	103,227	103,227	-	-	103,227
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,809	219,319	219,319	-	-
Other liabilities, repurchase
agreement obligations	-	-	-	-	-

 NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses

The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Property and casualty segment
Gross reserves, beginning of year (1)	$274,542	$281,080	$301,622
Less reinsurance recoverables	13,705	11,463	12,225
Net reserves, beginning of year (2)	260,837	269,617	289,397
Incurred claims and claim expenses:
Claims occurring in the current year	403,589	406,605	452,827
Decrease in estimated reserves for
claims occurring in prior years (3)	(17,988)	(17,175)	(10,310)
Total claims and claim expenses incurred (4)	385,601	389,430	442,517
Claims and claim expense payments
for claims occurring during:
Current year	265,831	271,286	314,759
Prior years	118,905	126,924	147,539
Total claims and claim expense payments	384,736	398,210	462,298
Net reserves, end of year (2)	261,702	260,837	269,617
Plus reinsurance recoverables	14,107	13,705	11,463
Gross reserves, end of year (1)	$275,809	$274,542	$281,080

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for the life and annuity segments of $15,818, $14,853, $13,729 and $14,073 as of December 31, 2013, 2012, 2011 and 2010, respectively, in addition to property and casualty segment reserves.

(2)	Reserves net of anticipated reinsurance recoverables.
(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.  Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2013, 2012 and 2011.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for the life and annuity segments of $62,716, $58,820 and $59,917 for the years ended December 31, 2013, 2012 and 2011, respectively, in addition to the property and casualty segment amounts.

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

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant.  For instance, the use of third-party adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims.  Also, given the relatively large proportion (approximately 70% as of December 31, 2013) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims.  The actual loss results are compared to prior estimates and differences are recorded as reestimates.  The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year or a calendar year to create an estimate of how losses are likely to develop over time.  An accident year refers to classifying claims based on the year in which the claim occurred.  A calendar year refers to classifying claims based on the year in which the claims are reported.  Both classifications are used to prepare estimates of required reserves for payments to be made in the future.  For estimating short-tail coverage reserves (e.g. homeowners and automobile physical damage), which comprise approximately 20% of the Company’s total loss reserves as of December 31, 2013, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period.  As it relates to estimating long-tail coverage reserves (primarily related to automobile liability), which comprise approximately 80% of the Company’s total loss reserves as of December 31, 2013, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6% of reserves, which equates to plus or minus approximately $10,000 of net income as of December 31, 2013.  Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Net favorable development of total reserves for property and casualty claims occurring in prior years was $17,988 in 2013, primarily the result of favorable frequency and severity trends in voluntary automobile losses for accident years 2011 and prior.  Net favorable development of total reserves for property and casualty claims occurring in prior years was $17,175 in 2012, primarily the result of favorable frequency and severity trends in voluntary automobile loss and claim settlement expense emergence for accident years 2011 and prior.  In 2011, net favorable development of total reserves for property and casualty claims occurring in prior years was $10,310, primarily the result of favorable frequency and severity trends in voluntary automobile loss and claim settlement expense emergence for accident years 2009 and prior, as well as favorable development of homeowners loss reserves for accident years 2010 and prior.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year.  Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated.  The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's property and casualty reserves at December 31 of each year, supplemented by other analyses throughout the year.  The result of the independent actuarial study at December 31, 2013 was consistent with management’s analyses and selected estimates and did not result in any adjustments to the Company’s recorded property and casualty reserves.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at both December 31, 2013 and 2012 the Company recorded property and casualty reserves toward the higher end (upper quartile) of a reasonable range of reserve estimates.

At the time each of the reserve analyses was performed, the Company believed that each estimate was based upon sound methodology and such methodologies were appropriately applied and that there were no trends which indicated the likelihood of future loss reserve development.  The financial impact of the net reserve development was therefore accounted for in the period that the development was determined.

No other adjustments were made in the determination of the liabilities during the periods covered by these consolidated financial statements.  Management believes that, based on data currently available, it has reasonably estimated the Company's ultimate losses.

NOTE 5 - Debt

Indebtedness and scheduled maturities consisted of the following:

	Effective
	Interest	Final	December 31,
	Rates	Maturity	2013	2012
Short-term debt:
Bank Credit Facility	Variable	2015	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, Face amount of $75,000 less unaccrued discount of $38 and $65	6.1%	2015	74,962	74,935
6.85% Senior Notes, Face amount of $125,000 less unaccrued discount of $88 and $126	6.9%	2016	124,912	124,874

Total			$237,874	$237,809

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

The Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, provides for unsecured borrowings of up to $150,000 and expires on October 6, 2015.  Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.49%, as of December 31, 2013).  The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2013.

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

Covenants

The Company is in compliance with all of the financial covenants contained in the Senior Notes due 2015 indenture, the Senior Notes due 2016 indenture and the Bank Credit Facility agreement, consisting primarily of relationships of (1) debt to capital, (2) net worth, as defined in the financial covenants, (3) insurance subsidiaries' risk based capital and (4) securities subject to funding agreements and repurchase agreements.

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

From December 7, 2011 through December 31, 2011, the Company repurchased 154,708 shares of its common stock, or 0.4% of the outstanding shares on December 31, 2010, at an aggregate cost of $2,047, or an average price of $13.21 per share, under this share repurchase program.  During 2012, the Company repurchased 915,895 shares of its common stock, or 2.3% of the outstanding shares on December 31, 2011, at an aggregate cost of $15,735, or an average price of $17.16 per share, under this share repurchase program.  During 2013, the Company repurchased 173,629 shares of its common stock, or 0.4% of the outstanding shares on December 31, 2012, at an aggregate cost of $3,889, or an average price of $22.38 per share, under this share repurchase program.  In total and through December 31, 2013, 1,244,232 shares have been repurchased under the $50,000 program at an average price of $17.40 per share.  The repurchase of shares was financed through use of cash.  As of December 31, 2013, $28,354 remained authorized for future share repurchases.

In accordance with the terms of the Company’s incentive compensation plans, in 2011 HMEC received 60,126 shares of its common stock in connection with the conversion of restricted stock units.  The shares were received in satisfaction of withholding taxes due on the distributions.

At December 31, 2013, the Company held 23,117,554 shares in treasury.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock.  The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series.  No shares of preferred stock were outstanding at December 31, 2013 and 2012.

NOTE 6 - Shareholders' Equity and Stock Options-(Continued)

2010 Comprehensive Executive Compensation Plan

In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the “Comprehensive Plan”).  The purpose of the Comprehensive Plan is to aid the Company in attracting, retaining, motivating and rewarding employees and non-employee Directors; to provide for equitable and competitive compensation opportunities, including deferral opportunities; to encourage long-term service; to recognize individual contributions and reward achievement of Company goals; and to promote the creation of long-term value for the Company’s shareholders by closely aligning the interests of plan participants with those of shareholders.  The Comprehensive Plan authorizes share-based and cash-based incentives for plan participants.  In 2012, the shareholders of HMEC approved the implementation of a fungible share pool under which grants of full value shares will count against the share limit as two and one half shares for every share subject to a full value award.  As of December 31, 2013, approximately 1.8 million shares were available for grant under the Comprehensive Plan.  Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.

As further described in the paragraphs below, outstanding stock units and stock options under the Comprehensive Plan were as follows:

	December 31,
	2013	2012	2011

Common stock units related to deferred compensation for Directors	118,062	111,928	113,502
Common stock units related to deferred compensation for employees	111,981	116,174	115,087
Stock options	956,814	1,882,939	2,600,583
Restricted common stock units related to incentive compensation	1,663,190	1,423,611	1,135,840
Total	2,850,047	3,534,652	3,965,012

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

Employee Common Stock Units

Deferred compensation of employees is in the form of common stock units, which represent an equal number of common shares to be issued in the future.  Distributions of employee deferred compensation are allowed to be either in common shares or cash.  Through December 31, 2013, all distributions have been in cash.  The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders.  These dividends are reinvested into additional common stock units.

NOTE 6 - Shareholders' Equity and Stock Options-(Continued)

Stock Options

Options to purchase shares of HMEC common stock may be granted to executive officers, other employees and directors.  The options become exercisable in installments based on service generally beginning in the first year from the date of grant and generally become fully vested 4 years from the date of grant.  The options generally expire 7 years from the date of grant.  The exercise price of the option is equal to the market price of HMEC’s common stock on the date of grant resulting in a grant date intrinsic value of $0.

Changes in outstanding options were as follows:

	Weighted Average	Range of	Options
	Option Price	Option Prices		Vested and
	per Share	per Share	Outstanding	Exercisable

December 31, 2012	$14.73	$ 6.91-$20.23	1,882,939	1,161,703

Granted	$20.97	$20.60-$30.24	245,424	-
Vested	$13.94	$ 6.91-$20.60	-	324,291
Exercised	$13.77	$ 6.91-$20.23	(1,158,537)	(1,158,537)
Forfeited	$17.02	$13.83-$20.60	(3,962)	(3,962)
Expired	$18.17	$18.17	(9,050)	(9,050)

December 31, 2013	$17.49	$ 6.91-$30.24	956,814	314,445

Option information segregated by ranges of exercise prices was as follows:

	December 31, 2013
		Total Outstanding Options			Vested and Exercisable Options
			Weighted	Weighted		Weighted	Weighted
	Range of		Average	Average		Average	Average
	Option Prices		Option Price	Remaining		Option Price	Remaining
	per Share	Options	per Share	Term	Options	per Share	Term

	$ 6.91-$13.83	178,858	$13.58	3.1 years	119,543	$13.45	3.1 years
	$16.81-$18.20	527,437	$17.17	4.6 years	187,955	$17.10	4.2 years
	$20.23-$30.24	250,519	$20.95	6.1 years	6,947	$20.24	0.3 years
Total	$ 6.91-$30.24	956,814	$17.49	4.7 years	314,445	$15.78	3.7 years

The weighted average exercise prices of vested and exercisable options as of December 31, 2012 and 2011 were $14.28 and $15.57, respectively.

As of December 31, 2013, based on a closing stock price of $31.54 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $4,908 and $13,397, respectively.

NOTE 6 - Shareholders' Equity and Stock Options-(Continued)

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

Changes in outstanding restricted common stock units were as follows:

	Total Outstanding Units		Vested Units
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Units	Value per Unit	Units	Value per Unit

December 31, 2012	1,423,611	$15.93	311,407	$13.15

Granted (1)	484,552	$25.13	-	-
Vested	-	-	282,680	$13.50
Forfeited	(24,507)	$15.62	-	-
Distributed (2)	(220,466)	$9.87	(220,466)	$9.87

December 31, 2013	1,663,190	$19.41	373,621	$15.34

(1)	Includes dividends reinvested into additional restricted common stock units.
(2)	Includes distributed units which were utilized to satisfy withholding taxes due on the distribution.

NOTE 7 - Income Taxes

The income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets were as follows:

	December 31,
	2013	2012
Income tax (asset) liability
Current	$(1,998)	$4,575
Deferred	163,213	286,726

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying value of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that gave rise to the deferred tax balances were as follows:

	December 31,
	2013	2012
Deferred tax assets
Unearned premium reserve reduction	$15,555	$14,952
Compensation accruals	13,188	13,592
Other comprehensive income – net funded status of pension and other postretirement benefit obligations	6,376	8,352
Discounting of unpaid claims and claim expenses tax reserves	4,747	4,825
Postretirement benefits other than pensions	2,048	2,333
Impaired securities	1,800	1,268
Total gross deferred tax assets	43,714	45,322
Deferred tax liabilities
Other comprehensive income – net unrealized gains on fixed maturities and equity securities	81,497	228,159
Deferred policy acquisition costs	80,159	62,411
Life insurance future policy benefit reserve	21,792	18,620
Investment related adjustments	18,317	15,375
Intangible assets	4,262	4,262
Other, net	900	3,221
Total gross deferred tax liabilities	206,927	332,048
Net deferred tax liability	$163,213	$286,726

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax-planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2013 and 2012.

At December 31, 2013, the Company did not have any loss carryforwards or credits.

The components of income tax expense were as follows:

	Year Ended December 31,
	2013	2012	2011

Current	$31,610	$26,331	$18,211
Deferred	11,563	18,976	6,201
Total income tax expense	$43,173	$45,307	$24,412

NOTE 7 - Income Taxes-(Continued)

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2013	2012	2011

Expected federal tax on income	$53,923	$52,210	$33,221
Add (deduct) tax effects of:
Tax-exempt interest	(6,829)	(6,836)	(7,072)
Dividend received deduction	(3,382)	(2,132)	(2,010)
Other, net	(539)	2,065	273
Income tax expense provided on income	$43,173	$45,307	$24,412

The Company’s federal income tax returns for years prior to 2010 are no longer subject to examination by the Internal Revenue Service (“IRS”). In 2011, the IRS completed an examination of the federal returns through 2009 resulting in additional tax expense of $22.

The Company recognizes tax benefits from tax return positions only if it is more likely than not the position will be sustainable, upon examination, on its technical merits and any relevant administrative practices or precedents. As a result, the Company applies a more likely than not recognition threshold for all tax uncertainties.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

HMEC and its subsidiaries file a consolidated federal income tax return. The federal income tax sharing agreements between HMEC and its subsidiaries, as approved by the Board of Directors, provides that tax on income is charged to each subsidiary as if it were filing a separate tax return with the limitation that each subsidiary will receive the benefit of any losses or tax credits to the extent utilized in the consolidated tax return. Intercompany balances are settled quarterly with a final settlement after filing the consolidated federal income tax return with the IRS.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2013	2012	2011

Balance as of the beginning of the year	$-	$-	$38
Additions based on tax positions related to the current year	641	-	-
Settlements in tax positions for prior years	-	-	(38)
Balance as of the end of the year	$641	$-	$-

NOTE 7 - Income Taxes-(Continued)

The Company’s effective tax rate would be affected to the extent there were unrecognized tax benefits that could be recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense.

Interest and penalties were as follows:

	Year Ended December 31,
	2013	2012	2011
Interest and penalties expense (benefit), net of releases of previous provisions, recognized in the Consolidated Statements of Operations:
Gross	$-	$468	$(279)
Net of tax	-	304	(181)

	December 31,
	2013	2012
Interest and penalties (asset) liability included in Other Assets or Other Liabilities in the Consolidated Balance Sheets	$1	$307

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	December 31,
	2013	2012

Statutory capital and surplus of insurance subsidiaries	$809,241	$754,153
Increase (decrease) due to:
Deferred policy acquisition costs	245,355	196,885
Difference in policyholder reserves	80,459	67,582
Goodwill	47,396	47,396
Liability for postretirement benefits other than pensions	(1,130)	(2,862)
Investment fair value adjustments on fixed maturities	227,060	651,071
Difference in investment reserves	111,983	101,276
Federal income tax liability	(188,426)	(317,875)
Net funded status of pension and other postretirement benefit obligations	(18,217)	(23,862)
Non-admitted assets and other, net	11,349	10,660
Shareholders' equity (deficit) of parent company and non-insurance subsidiaries	12,109	(812)
Parent company short-term and long-term debt	(237,874)	(237,809)
Shareholders' equity as reported herein	$1,099,305	$1,245,803

	Year Ended December 31,
	2013	2012	2011

Statutory net income of insurance subsidiaries	$98,905	$93,299	$63,986
Net loss of non-insurance companies	(4,583)	(4,726)	(10,164)
Interest expense	(14,236)	(14,249)	(14,007)
Tax benefit of interest expense and other parent company current tax adjustments	6,030	9,308	4,603
Combined net income	86,116	83,632	44,418
Increase (decrease) due to:
Deferred policy acquisition costs	17,177	16,595	8,989
Policyholder benefits	19,038	15,574	14,428
Federal income tax expense	(12,735)	(19,843)	(6,639)
Investment reserves	6,818	14,021	9,903
Other adjustments, net	(5,521)	(6,113)	(593)
Net income as reported herein	$110,893	$103,866	$70,506

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

NOTE 8 - Statutory Information and Restrictions-(Continued)

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written.  Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on HMEC’s insurance subsidiaries.  At December 31, 2013 and 2012, the minimum statutory-basis capital and surplus required to be maintained by HMEC’s insurance subsidiaries was $124,444 and $117,684, respectively.  At December 31, 2013 and 2012, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.  The restricted net assets of HMEC’s insurance subsidiaries were $17,967 and $18,565 as of December 31, 2013 and 2012, respectively.  The minimum statutory-basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC’s insurance subsidiaries combined.  Authorized control level risk-based capital represents the minimum level of statutory-basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer.  The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

HMEC relies largely on dividends from its insurance subsidiaries to meet its obligations for payment of principal and interest on debt, dividends to shareholders and parent company operating expenses, including tax payments pursuant to tax sharing agreements.  Payments for share repurchase programs also have this dependency.  HMEC’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities.  As a result, HMEC may not be able to receive dividends from such subsidiaries at times and in amounts necessary to pay desired dividends to shareholders.  The aggregate amount of dividends that may be paid in 2014 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $82,000.

As disclosed in the reconciliation of the statutory capital and surplus of insurance subsidiaries to the consolidated GAAP shareholders’ equity, the insurance subsidiaries have statutory capital and surplus of $809,241 as of December 31, 2013, which is subject to regulatory restrictions. The parent company equity is not restricted.  At December 31, 2013, HMEC had $24,387 of liquid assets, comprised of investments and cash, which could be used to fund debt interest, general corporate obligations, as well as dividend payments to shareholders.  If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities.

At the time of this Annual Report on Form 10-K and during each of the years in the three year period ended December 31, 2013, the Company had no financial reinsurance agreements in effect.

NOTE 9 - Pension Plans and Other Postretirement Benefits

The Company has the following retirement plans:  a defined contribution plan; a 401(k) plan; a frozen defined benefit plan for employees hired on or before December 31, 1998; and certain employees participate in a supplemental defined contribution plan or a frozen supplemental defined benefit plan or both.

After completing the first year of employment, all employees participate in the defined contribution plan.  Under this plan, the Company makes contributions to each participant's account based on eligible compensation and years of service.  As of the time of this Annual Report on Form 10-K, contribution percentages are as follows:  (1) employees hired on or after April 1, 1997, 5% of eligible compensation and (2) employees hired prior to April 1, 1997 with 15 or more years of service, 7% of eligible compensation.  Participants are 100% vested in this plan after 3 years of service.

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

Employees whose compensation exceeds the limits covered under the qualified defined contribution plan participate in an unfunded, non-qualified defined contribution plan.  The Company accrues an amount for each participant based on their compensation, years of service and account balance.  Participants are 100% vested in this plan after 3 years of service.

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $10,295, $10,415 and $12,353 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The 401(k) plan is fully funded.  The Company’s contributions to employees’ accounts under this plan were expensed in its Consolidated Statements of Operations.  Investments for this plan are set aside through an annuity contract underwritten by the Company's principal life insurance subsidiary.  The annuity contract includes a fixed return account option and several variable return account options, with the account options selected by the individual plan participants for both the Company and participant portions contributed.  One of the variable return account options invests in shares of HMEC common stock.

The non-qualified defined contribution plan is an unfunded plan.  Under this plan, distributions are funded at the time payments are made to retirees.

Contributions to employees' accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2013	2012	2011
Qualified defined contribution plan:
Contributions to employees’ accounts	$4,701	$4,148	$4,864
Total assets at the end of the year	135,097	141,286	149,675
401(k) plan:
Contributions to employees’ accounts	2,781	2,753	2,856
Total assets at the end of the year	134,891	118,073	111,370
Non-qualified defined contribution plan:
Contributions to employees’ accounts	-	-	-
Total assets at the end of the year	-	-	-

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the funded status of the defined benefit and supplemental retirement pension plans as of December 31, 2013, 2012 and 2011 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$40,994	$41,736	$39,553	$18,192	$18,012	$16,801
Service cost	-	-	-	-	-	-
Interest cost	1,369	1,427	1,658	616	676	799
Plan amendments	-	-	-	-	-	-
Actuarial loss (gain)	984	2,046	4,650	(783)	817	1,755
Benefits paid	(1,715)	(1,664)	(1,664)	(1,319)	(1,313)	(1,343)
Settlements	(2,149)	(2,551)	(2,461)	-	-	-
Projected benefit obligation at end of year	$39,483	$40,994	$41,736	$16,706	$18,192	$18,012
Change in plan assets:
Fair value of plan assets at beginning of year	$32,757	$31,653	$29,273	$-	$-	$-
Actual return on plan assets	4,396	3,168	911	-	-	-
Employer contributions	3,103	2,534	5,926	1,319	1,313	1,343
Benefits paid	(1,715)	(1,664)	(1,664)	(1,319)	(1,313)	(1,343)
Expenses paid	(513)	(383)	(332)	-	-	-
Settlements	(2,149)	(2,551)	(2,461)	-	-	-
Fair value of plan assets at end of year	$35,879	$32,757	$31,653	$-	$-	$-
Funded status	$(3,604)	$(8,237)	$(10,083)	$(16,706)	$(18,192)	$(18,012)

Prepaid (accrued) benefit expense	$12,331	$11,188	$11,594	$(12,479)	$(12,855)	$(13,197)

Total amount recognized in Consolidated Balance Sheets, all in Other Liabilities	$(3,604)	$(8,237)	$(10,083)	$(16,706)	$(18,192)	$(18,012)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service cost	$-	$-	$-	$-	$124	$249
Net actuarial loss	15,935	19,425	21,677	4,227	5,213	4,566
Total amount recognized in AOCI	$15,935	$19,425	$21,677	$4,227	$5,337	$4,815

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$39,483	$40,994	$41,736	$16,706	$18,192	$18,012
Accumulated benefit obligation	39,483	40,994	41,736	16,706	18,192	18,012
Fair value of plan assets	35,879	32,757	31,653	-	-	-

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The change in the Company’s AOCI for the defined benefit plan for the year ended December 31, 2013 was primarily attributable to the performance of the plan assets and an increase in the discount rate, which was partially offset by a change in the mortality assumption.  The change in the Company’s AOCI for the defined benefit plan for the year ended December 31, 2012 was primarily attributable to revisions of the discount rate assumption, partially offset by the performance of the plan assets.  The change in the Company’s AOCI for the defined benefit plan for the year ended December 31, 2011 was primarily related to revisions of the discount rate assumption.

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-	$-	$-
Other expenses	360	360	250	-	-	-
Interest cost	1,369	1,427	1,658	616	676	799
Expected return on plan assets	(2,238)	(2,423)	(2,419)	-	-	-
Settlement loss	867	1,209	1,290	-	-	-
Amortization of:
Prior service cost	-	-	-	124	124	125
Actuarial loss	1,602	2,367	1,824	203	171	698
Net periodic pension expense	$1,960	$2,940	$2,603	$943	$971	$1,622

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$-	$-	$-	$-	$-	$-
Net actuarial loss	(1,888)	115	4,951	(783)	817	1,755
Amortization of:
Prior service cost	-	-	-	(124)	(124)	(125)
Actuarial loss	(1,602)	(2,367)	(1,824)	(203)	(171)	(698)
Total recognized in other comprehensive income (loss)	$(3,490)	$(2,252)	$3,127	$(1,110)	$522	$932

Weighted-average assumptions used to determine expense:
Discount rate	3.51%	3.66%	4.58%	3.51%	3.86%	4.92%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.46%	3.51%	3.66%	4.46%	3.51%	3.86%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

______________
*	Not applicable.

The discount rates at December 31, 2013 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

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

Fair values of the equity security funds and fixed income funds have been determined from public quotations.  The following table presents the fair value hierarchy for the Company’s defined benefit pension plan assets, excluding cash held.

		Fair Value Measurements at
		Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2013
Asset category
Equity security funds (1)
United States	$14,730	$-	$14,730	$-
International	3,579	-	3,579	-
Fixed income funds	17,413	-	17,413	-
Total	$35,722	$-	$35,722	$-

December 31, 2012
Asset category
Equity security funds (1)
United States	$13,199	$-	$13,199	$-
International	3,290	-	3,290	-
Fixed income funds	16,125	-	16,125	-
Total	$32,614	$-	$32,614	$-

_____________________________
(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

There were no Level 3 assets held during the years ended December 31, 2013 and 2012.

In 2014, the Company expects amortization of net losses of $1,371 and $158 for the defined benefit plan and the supplemental retirement plans, respectively, and expects no amortization of prior service cost for the supplemental retirement plans to be included in net periodic pension expense.

Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to a closed group of eligible employees.  Postretirement benefits other than pensions of active and retired employees are accrued as expense over the employees' service years.  As of December 31, 2006, Health Reimbursement Accounts (“HRAs”) were established for eligible participants and totaled $7,310.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

In December 2013, the Company announced the elimination of postretirement medical coverage for all remaining eligible participants effective March 31, 2014.  As result of this plan change, prior service cost will be amortized over the average working lifetime of active eligible participants.

As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $144, $431 and $379 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the balance of the previously established HRAs was $2,746.  Funding of HRAs was $181, $168 and $184 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2013, 2012 and 2011 (the measurement dates) reconciled with amounts recognized in the Company's Consolidated Balance Sheets:

	December 31,
	2013	2012	2011
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit
obligations at beginning of year	$2,862	$3,326	$3,489
Changes during fiscal year
Service cost	-	-	-
Interest cost	92	91	122
Plan amendment	(1,393)	-	-
Medicare prescription reimbursements	-	-	-
Employer payments net of participant contributions	(491)	(488)	(526)
Actuarial (gain) loss	60	(67)	241
Accumulated postretirement benefit obligations at end of year	$1,130	$2,862	$3,326
Unfunded status	$(1,130)	$(2,862)	$(3,326)

Total amount recognized in Consolidated Balance Sheets,
all in other liabilities	$(1,130)	$(2,862)	$(3,326)

Amounts recognized in accumulated
other comprehensive income (loss) (“AOCI”):
Prior service credit	$(1,341)	$-	$-
Net actuarial gain	(604)	(900)	(1,355)
Total amount recognized in AOCI	$(1,945)	$(900)	$(1,355)

	Year Ended December 31,
	2013	2012	2011
Components of net periodic benefit:
Service cost	$-	$-	$-
Interest cost	92	91	122
Amortization of prior service cost	(52)	-	-
Amortization of prior gain	(236)	(522)	(501)
Net periodic income	$(196)	$(431)	$(379)

In 2014, the Company expects amortization of net gains of $246 to be included in net periodic pension expense.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Sensitivity Analysis and Assumptions for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligations as follows:

	December 31,
	2013	2012	2011
Accumulated postretirement benefit obligations
Effect of a one percentage point increase	$-	$45	$53
Effect of a one percentage point decrease	-	(43)	(50)

Service and interest cost components of the net
periodic postretirement benefit expense
Effect of a one percentage point increase	$2	$1	$2
Effect of a one percentage point decrease	(2)	(1)	(1)

Weighted-average assumptions used to determine
benefit obligations as of December 31:
Discount rate	4.46%	3.51%	2.95%
Healthcare cost trend rate	*	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline
(ultimate trend rate)	*	5.00%	5.00%
Year the rate is assumed to reach the ultimate trend rate	*	2022	2022
Expected return on plan assets	*	*	*

Weighted-average assumptions used to determine net periodic
benefit cost for the years ended December 31:
Discount rate	3.51%	2.95%	3.68%
Healthcare cost trend rate	7.50%	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline
(ultimate trend rate)	5.00%	5.00%	5.00%
Year the rate is assumed to reach the ultimate trend rate	2022	2022	2021
Expected return on plan assets	*	*	*

___________________________
* Not applicable.

The discount rates at December 31, 2013 were based on the average yield for long-term, high-grade securities available during the benefit payout period.  To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

2014 Contributions

In 2014, there is no minimum funding requirement for the Company’s defined benefit plan.  The following table discloses that minimum funding requirement and the expected full year contributions for the Company’s plans.

Defined Benefit Pension Plans
	Defined	Supplemental	Other
	Benefit	Defined Benefit	Postretirement
	Plan	Plans	Benefits

Minimum funding requirement for 2014	-	N/A	N/A
Expected contributions (approximations)
for the year ended December 31, 2014
as of the time of this Form 10-K (1)	$2,000	$1,320	$217

_________________________
N/A - Not applicable.
(1)	HMEC’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Estimated Future Benefit Payments

The Company’s defined benefit plan may be subject to settlement accounting.  Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below.  Therefore, actual results could vary from the estimates shown.  Estimated future benefit payments as of December 31, 2013 were as follows:

	2014	2015	2016	2017	2018	2019-2023
Pension plans:
Defined benefit plan	$3,696	$3,415	$3,270	$2,827	$2,670	$13,393
Supplemental retirement plans	1,320	1,310	1,300	1,287	1,272	6,050
Other postretirement benefits	216	122	120	117	112	450

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

The Company’s net catastrophe losses incurred of approximately $40,225 for the year ended December 31, 2013 reflected significant losses from wind/hail/tornado events in the spring and summer months.  The Company’s net catastrophe losses incurred of approximately $43,319 for the year ended December 31, 2012 reflected losses primarily from wind/hail/tornado events in the spring and summer months, as well as from Hurricane Isaac.  The Company’s net catastrophe losses incurred of approximately $86,000 for the year ended December 31, 2011 reflected losses primarily from wind/hail/tornado events in the spring and summer months, as well as from Hurricane Irene.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2013	2012
Reinsurance recoverables on reserves and unpaid claims
Property and casualty
Reinsurance companies	$10,152	$10,419
State insurance facilities	3,955	3,286
Life and health	10,395	10,344
Total	$24,502	$24,049

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Year ended December 31, 2013
Premiums written and contract deposits	$1,120,852	$30,115	$3,456	$1,094,193
Premiums and contract charges earned	717,494	29,990	3,434	690,938
Benefits, claims and settlement expenses	455,298	10,018	3,037	448,317

Year ended December 31, 2012
Premiums written and contract deposits	1,093,937	29,691	3,481	1,067,727
Premiums and contract charges earned	696,721	29,634	3,440	670,527
Benefits, claims and settlement expenses	457,332	12,177	3,095	448,250

Year ended December 31, 2011
Premiums written and contract deposits	1,106,012	31,271	3,708	1,078,449
Premiums and contract charges earned	695,264	31,940	3,796	667,120
Benefits, claims and settlement expenses	519,935	20,767	3,266	502,434

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2013.  Past due reinsurance recoverables as of December 31, 2013 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage.  For 2013, the Company’s catastrophe excess of loss coverage consisted of one contract in addition to the Florida Hurricane Catastrophe Fund (“FHCF”).  The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25,000 per occurrence up to $175,000 per occurrence.  This contract consisted of three layers, each of which provided for one mandatory reinstatement.  The layers were $25,000 excess of $25,000, $40,000 excess of $50,000 and $85,000 excess of $90,000.  In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $5,600 up to $20,300, based on the FHCF’s financial resources.  The FHCF contract is a one-year contract, effective June 1, 2013.

For liability coverages, in 2013, the Company reinsured each loss above a retention of $800 with coverage up to $2,500 per occurrence and $20,000 in a clash event.  (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.)  For property coverages, in 2013 the Company reinsured each loss above a retention of $800 up to $2,500 on a per risk basis, including catastrophe losses that in the aggregate were less than the retention levels above.  Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $5,100 of property recovery in any one event.

NOTE 10 - Reinsurance and Catastrophes-(Continued)

The maximum individual life insurance risk retained by the Company is $200 on any individual life, while either $100 or $125 is retained on each group life policy depending on the type of coverage.  Excess amounts are reinsured.  The Company also maintains a life catastrophe reinsurance program.  For 2013, the Company reinsured 100% of the catastrophe risk in excess of $1,000 up to $35,000 per occurrence, with one reinstatement.  The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

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

Assessments for Insolvencies of Unaffiliated Insurance Companies

The Company is contingently liable for possible assessments under regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies.  Liabilities, which are established based upon regulatory guidance, have generally been insignificant.

Leases

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copy machines.  Rental expenses were $2,838, $2,882 and $2,883 for the years ended December 31, 2013, 2012 and 2011, respectively.  Future minimum lease payments under leases expiring subsequent to December 31, 2013 are as follows:

	As of December 31, 2013
						2019-	2024 and
	2014	2015	2016	2017	2018	2023	beyond
Minimum operating lease payments	$2,473	$2,413	$2,219	$2,195	$2,242	$6,575	-

NOTE 12 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities
Net income	$110,893	$103,866	$70,506
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(22,245)	(27,298)	(37,663)
Increase in accrued investment income	(1,898)	(2,618)	(7,348)
Increase (decrease) in accrued expenses	1,157	13,589	(9,203)
Depreciation and amortization	7,680	7,892	8,577
Increase in insurance liabilities	143,542	127,992	105,576
Increase in premium receivables	(4,018)	(5,638)	(1,263)
Increase in deferred policy acquisition costs	(14,659)	(13,989)	(6,258)
(Increase) decrease in reinsurance recoverable	(1,289)	872	(2,877)
Increase in income tax liabilities	7,099	29,752	17,953
Other	(20,326)	(31,572)	(22,121)
Total adjustments	95,043	98,982	45,373
Net cash provided by operating activities	$205,936	$202,848	$115,879

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

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2013	2012	2011
Insurance premiums and contract charges earned
Property and casualty	$561,954	$546,339	$547,540
Annuity	22,575	21,794	18,883
Life	106,409	102,394	100,697
Total	$690,938	$670,527	$667,120

Net investment income
Property and casualty	$36,208	$36,792	$36,886
Annuity	208,419	200,785	182,806
Life	69,932	69,409	69,633
Corporate and other	7	2	(3)
Intersegment eliminations	(956)	(985)	(1,011)
Total	$313,610	$306,003	$288,311

Net income
Property and casualty	$44,433	$37,043	$5,844
Annuity	44,719	40,527	30,906
Life	20,339	21,912	19,435
Corporate and other	1,402	4,384	14,321
Total	$110,893	$103,866	$70,506

	December 31,
	2013	2012	2011
Assets
Property and casualty	$1,001,561	$1,016,368	$957,266
Annuity	5,963,348	5,380,780	4,926,204
Life	1,743,084	1,663,696	1,459,919
Corporate and other	154,557	131,449	115,367
Intersegment eliminations	(35,878)	(24,567)	(23,587)
Total	$8,826,672	$8,167,726	$7,435,169

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2013	2012	2011
Policy acquisition expenses amortized
Property and casualty	$68,516	$63,768	$61,374
Annuity	7,957	6,868	12,334
Life	8,170	8,883	9,690
Total	$84,643	$79,519	$83,398

Income tax expense (benefit)
Property and casualty	$12,740	$10,849	$(5,183)
Annuity	18,531	19,046	13,499
Life	10,919	12,305	11,366
Corporate and other	983	3,107	4,730
Total	$43,173	$45,307	$24,412

NOTE 14 – Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2013
Insurance premiums written and contract deposits	$275,379	$306,033	$267,703	$245,078
Total revenues	259,215	251,884	265,637	254,531
Net income	34,287	23,599	25,995	27,012
Per share information
Basic
Net income	$0.84	$0.59	$0.65	$0.68
Shares of common stock – weighted average (1)	40,818	40,001	39,768	39,527
Diluted
Net income	$0.81	$0.57	$0.63	$0.66
Shares of common stock and equivalent shares - weighted average (1)	42,205	41,732	41,395	41,088

2012
Insurance premiums written and contract deposits	$279,479	$285,206	$260,289	$242,753
Total revenues	255,417	256,548	254,226	244,623
Net income	31,826	32,266	13,103	26,671
Per share information
Basic
Net income	$0.81	$0.82	$0.33	$0.67
Shares of common stock – weighted average (1)	39,339	39,381	39,544	39,794
Diluted
Net income	$0.77	$0.78	$0.32	$0.64
Shares of common stock and equivalent shares - weighted average (1)	41,272	41,138	41,304	41,546

2011
Insurance premiums written and contract deposits	$276,113	$298,910	$259,324	$244,102
Total revenues	247,645	260,833	245,351	244,473
Net income (loss)	32,913	23,637	(11,851)	25,807
Per share information
Basic
Net income (loss)	$0.82	$0.59	$(0.30)	$0.65
Shares of common stock – weighted average (1)	39,900	39,919	39,893	39,749
Diluted
Net income (loss)	$0.79	$0.57	$(0.30)	$0.62
Shares of common stock and equivalent shares - weighted average (1)	41,414	41,451	39,893	41,699
__________
(1)	Rounded to thousands.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2013

(Dollars in thousands)

			Amount
			shown in
		Fair	Balance
Type of Investments	Cost(1)	Value	Sheet

Fixed maturities:
U.S. Government and federally sponsored agency obligations	$1,004,634	$1,005,299	$1,005,299
States, municipalities and political subdivisions	1,425,441	1,471,527	1,471,527
Foreign government bonds	50,641	54,951	54,951
Public utilities	206,445	234,540	234,540
Other bonds	3,097,044	3,243,256	3,243,256

Total fixed maturity securities	5,784,205	6,009,573	6,009,573

Equity securities:
Non-redeemable preferred stocks	22,172	20,968	20,968
Common stocks	42,578	52,961	52,961
Closed-end fund	20,004	17,929	17,929

Total equity securities	84,754	91,858	91,858

Mortgage loans	79	XXX	79
Short-term investments	206,753	XXX	206,758
Policy loans	140,607	XXX	140,607
Other	90,598	XXX	90,598

Total investments	$6,306,996	XXX	$6,539,473

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
As of December 31, 2013 and 2012
(Dollars in thousands, except per share data)

	December 31,
	2013	2012

ASSETS

Investments and cash	$24,387	$29,554
Investment in subsidiaries	1,282,614	1,406,641
Other assets	60,164	52,223

Total assets	$1,367,165	$1,488,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt	$38,000	$38,000
Long-term debt	199,874	199,809
Other liabilities	29,986	4,806

Total liabilities	267,860	242,615

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2013, 63,629,105; 2012, 62,311,787	64	62
Additional paid-in capital	407,056	383,135
Retained earnings	1,000,312	921,969
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	133,990	382,400
Net funded status of pension and other postretirement benefit obligations	(11,776)	(15,311)
Treasury stock, at cost, 2013, 23,117,554 shares; 2012, 22,943,925 shares	(430,341)	(426,452)

Total shareholders' equity	1,099,305	1,245,803

Total liabilities and shareholders' equity	$1,367,165	$1,488,418

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Revenues
Net investment income	$6	$2	$(3)
Realized investment gains	208	-	-

Total revenues	214	2	(3)

Expenses
Interest	14,236	14,249	14,007
Other	4,832	4,576	3,590

Total expenses	19,068	18,825	17,597

Loss before income tax benefit and equity in net earnings of subsidiaries	(18,854)	(18,823)	(17,600)
Income tax benefit	(6,599)	(6,196)	(8,197)
Loss before equity in net earnings of subsidiaries	(12,255)	(12,627)	(9,403)
Equity in net earnings of subsidiaries	123,148	116,493	79,909

Net income	$110,893	$103,866	$70,506

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows - operating activities
Interest expense paid	$(13,825)	$(13,948)	$(13,515)
Federal income taxes (paid) recovered	5,996	(118)	12,058
Cash dividends received from subsidiaries	41,000	50,000	26,000
Other, net, including settlement of payables to subsidiaries	(21,235)	7,703	(10,012)

Net cash provided by operating activities	11,936	43,637	14,531

Cash flows - investing activities
Net (increase) decrease in investments	5,488	(10,762)	4,240

Net cash provided by (used in) investing activities	5,488	(10,762)	4,240

Cash flows - financing activities
Dividends paid to shareholders	(32,550)	(22,541)	(18,990)
Acquisition of treasury stock	(3,889)	(15,735)	(2,047)
Exercise of stock options	19,336	5,421	2,127

Net cash used in financing activities	(17,103)	(32,855)	(18,910)

Net increase (decrease) in cash	321	20	(139)
Cash at beginning of period	149	129	268

Cash at end of period	$470	$149	$129

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III:  SUPPLEMENTARY INSURANCE INFORMATION
SCHEDULE VI:  SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)
Column identification for
Schedule III:	A	B	C		D	E	F	G	H			I	J		K
Schedule VI:	A	B	C	D	E		F	G		H		I		J	K

				Discount,		Other			Benefits,	Claims and claims		Amortization		Paid
		Deferred	Future policy	if any,		policy	Premium		claims	adjustment expense		of deferred		claims
		policy	benefits,	deducted in		claims and	revenue/	Net	and	incurred related to		policy	Other	and claims
		acquisition	claims and	previous	Unearned	benefits	premium	investment	settlement	Current	Prior	acquisition	operating	adjustment	Premiums
Segment		costs	claims expenses	column	premiums	payable	earned	income	expenses	year	years	costs	expenses	expense	written

Year Ended December 31, 2013
Property and casualty		$26,048	$275,809	$0	$217,841	$-	$561,954	$36,208	$385,601	$403,589	$(17,988)	$68,516	$87,064	$384,736	$570,363
Annuity		170,749	3,523,901	xxx	562	342,795	22,575	208,419	128,768	xxx	xxx	7,957	34,004	xxx	xxx
Life		48,558	1,008,369	xxx	2,711	3,497	106,409	69,932	103,841	xxx	xxx	8,170	34,394	xxx	xxx
Other, including
consolidating eliminations		N/A	N/A	xxx	N/A	N/A	N/A	(949)	N/A	xxx	xxx	N/A	18,886	xxx	xxx

Total		$245,355	$4,808,079	xxx	$221,114	$346,292	$690,938	$313,610	$618,210	xxx	xxx	$84,643	$174,348	xxx	xxx

Year Ended December 31, 2012
Property and casualty		$24,650	$274,542	$0	$209,431	$-	$546,339	$36,792	$389,430	$406,605	$(17,175)	$63,768	$83,579	$398,210	$550,774
Annuity		125,437	3,264,128	xxx	526	99,603	21,794	200,785	124,693	xxx	xxx	6,868	34,148	xxx	xxx
Life		46,798	984,716	xxx	3,311	3,624	102,394	69,409	97,692	xxx	xxx	8,883	33,589	xxx	xxx
Other, including
consolidating eliminations		N/A	N/A	xxx	N/A	N/A	N/A	(983)	N/A	xxx	xxx	N/A	18,991	xxx	xxx

Total		$196,885	$4,523,386	xxx	$213,268	$103,227	$670,527	$306,003	$611,815	xxx	xxx	$79,519	$170,307	xxx	xxx

Year Ended December 31, 2011
Property and casualty		$22,906	$281,080	$0	$204,996	$-	$547,540	$36,886	$442,517	$452,827	$(10,310)	$61,374	$80,133	$462,298	$545,950
Annuity		139,316	2,951,004	xxx	34	110,734	18,883	182,806	115,468	xxx	xxx	12,334	31,802	xxx	xxx
Life		54,234	959,931	xxx	3,933	3,796	100,697	69,633	99,359	xxx	xxx	9,690	33,135	xxx	xxx
Other, including
consolidating eliminations		N/A	N/A	xxx	N/A	N/A	N/A	(1,014)	N/A	xxx	xxx	N/A	17,572	xxx	xxx

Total		$216,456	$4,192,015	xxx	$208,963	$114,530	$667,120	$288,311	$657,344	xxx	xxx	$83,398	$162,642	xxx	xxx

N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage
	Gross	Other	from Other	Net	of Amount
	Amount	Companies	Companies	Amount	Assumed to Net

Year ended December 31, 2013
Life insurance in force	$15,102,466	$3,231,421	$-	$11,871,045	-
Premiums
Property and casualty	$582,780	$24,260	$3,434	$561,954	0.6%
Annuity	22,575	-	-	22,575	-
Life	112,139	5,730	-	106,409	-

Total premiums	$717,494	$29,990	$3,434	$690,938	0.5%

Year ended December 31, 2012
Life insurance in force	$14,632,272	$3,070,951	$-	$11,561,321	-
Premiums
Property and casualty	$566,853	$23,954	$3,440	$546,339	0.6%
Annuity	21,794	-	-	21,794	-
Life	108,074	5,680	-	102,394	-

Total premiums	$696,721	$29,634	$3,440	$670,527	0.5%

Year ended December 31, 2011
Life insurance in force	$14,161,408	$2,836,731	$-	$11,324,677	-
Premiums
Property and casualty	$570,264	$26,520	$3,796	$547,540	0.7%
Annuity	18,883	-	-	18,883	-
Life	106,117	5,420	-	100,697	-

Total premiums	$695,264	$31,940	$3,796	$667,120	0.6%

Note:      Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2013

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation's ("HMEC") Annual Report on Form 10-K for the year ended December 31, 2013.  Management contracts and compensatory plans are indicated by an asterisk (*).

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

Exhibit
No.		Description

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

Exhibit
No.		Description

10.12*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 7, 2013.

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

10.15(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.15(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 7, 2013.

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

Exhibit
No.		Description

10.16(b)*
HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.16(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 7, 2013.

10.17*
Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

10.18*
Executive Transition Agreement between HMEC and Peter H. Heckman as of November 14, 2012, incorporated by reference to Exhibit 99.1 to HMEC’s Current Report on Form 8-K dated November 14, 2012, filed with the SEC on November 19, 2012.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(18)	Preferability letter of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

Exhibit
No.		Description

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

-8-