Form 10-Q
period 2014-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2014-05-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 40,728,485 shares of Common Stock, par value $0.001 per share, were outstanding, net of 23,254,530 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2014, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

May 9, 2014

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2014, $6,030,976; 2013, $5,784,205)	$6,398,442	$6,009,573
Equity securities, available for sale, at fair value (cost 2014, $85,428; 2013, $84,754)	94,189	91,858
Short-term and other investments	308,649	438,042
Total investments	6,801,280	6,539,473
Cash	34,915	18,189
Deferred policy acquisition costs	222,575	245,355
Goodwill	47,396	47,396
Other assets	232,242	228,264
Separate Account (variable annuity) assets	1,745,044	1,747,995
Total assets	$9,083,452	$8,826,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$3,564,453	$3,515,865
Interest-sensitive life contract liabilities	781,092	777,292
Unpaid claims and claim expenses	295,184	291,627
Future policy benefits	224,552	223,295
Unearned premiums	214,240	221,114
Total policy liabilities	5,079,521	5,029,193
Other policyholder funds	347,585	346,292
Other liabilities	475,579	366,013
Short-term debt	38,000	38,000
Long-term debt	199,890	199,874
Separate Account (variable annuity) liabilities	1,745,044	1,747,995
Total liabilities	7,885,619	7,727,367
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2014, 63,902,509; 2013, 63,629,105	64	64
Additional paid-in capital	413,461	407,056
Retained earnings	1,018,894	1,000,312
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	211,398	133,990
Net funded status of pension and other postretirement benefit obligations	(11,776)	(11,776)
Treasury stock, at cost, 2014, 23,254,530 shares; 2013, 23,117,554 shares	(434,208)	(430,341)
Total shareholders’ equity	1,197,833	1,099,305
Total liabilities and shareholders’ equity	$9,083,452	$8,826,672

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Revenues
Insurance premiums and contract charges earned	$175,403	$169,158
Net investment income	83,044	77,403
Net realized investment gains	1,699	6,862
Other income	1,119	1,108

Total revenues	261,265	254,531

Benefits, losses and expenses
Benefits, claims and settlement expenses	111,988	112,699
Interest credited	43,087	41,408
Policy acquisition expenses amortized	23,033	20,074
Operating expenses	39,947	38,818
Interest expense	3,546	3,554

Total benefits, losses and expenses	221,601	216,553

Income before income taxes	39,664	37,978
Income tax expense	11,298	10,966

Net income	$28,366	$27,012

Net income per share
Basic	$0.69	$0.68
Diluted	$0.67	$0.66

Weighted average number of shares and equivalent shares (in thousands)
Basic	41,180	39,527
Diluted	42,259	41,088

Net realized investment gains
Total other-than-temporary impairment losses on securities	$-	$-
Portion of losses recognized in other comprehensive income	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	-	-
Realized gains, net	1,699	6,862
Total	$1,699	$6,862

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013

Comprehensive income
Net income	$28,366	$27,012
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	77,408	(8,334)
Change in net funded status of pension and other postretirement benefit obligations	-	-
Other comprehensive income (loss)	77,408	(8,334)
Total	$105,774	$18,678

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Common stock, $0.001 par value
Beginning balance	$64	$62
Options exercised, 2014, 196,840 shares; 2013, 257,527 shares	-	1
Conversion of common stock units, 2014, 10,834 shares; 2013, 11,851 shares	-	-
Conversion of restricted stock units, 2014, 65,730 shares; 2013, 119,472 shares	-	-
Ending balance	64	63

Additional paid-in capital
Beginning balance	407,056	383,135
Options exercised and conversion of common stock units and restricted stock units	6,065	6,754
Share-based compensation expense	340	342
Ending balance	413,461	390,231

Retained earnings
Beginning balance	1,000,312	921,969
Net income	28,366	27,012
Cash dividends, 2014, $0.23 per share; 2013, $0.195 per share	(9,784)	(8,052)
Ending balance	1,018,894	940,929

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	122,214	367,089
Change in net unrealized gains and losses on fixed maturities and equity securities	77,408	(8,334)
Change in net funded status of pension and other postretirement benefit obligations	-	-
Ending balance	199,622	358,755

Treasury stock, at cost
Beginning balance, 2014, 23,117,554 shares; 2013, 22,943,925 shares	(430,341)	(426,452)
Acquisition of shares, 2014, 136,976 shares; 2013, 89,649 shares	(3,867)	(1,843)
Ending balance, 2014, 23,254,530 shares; 2013, 23,033,574 shares	(434,208)	(428,295)

Shareholders’ equity at end of period	$1,197,833	$1,261,683

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows - operating activities
Premiums collected	$167,568	$164,261
Policyholder benefits paid	(114,113)	(112,825)
Policy acquisition and other operating expenses paid	(76,090)	(78,740)
Federal income taxes paid	-	(6,976)
Investment income collected	77,459	71,483
Interest expense paid	(275)	(237)
Other	(1,464)	(2,549)

Net cash provided by operating activities	53,085	34,417

Cash flows - investing activities
Fixed maturities
Purchases	(321,571)	(380,564)
Sales	52,940	99,182
Maturities, paydowns, calls and redemptions	66,605	118,975
Net cash provided by short-term and other investments	130,778	52,227

Net cash used in investing activities	(71,248)	(110,180)

Cash flows - financing activities
Dividends paid to shareholders	(9,784)	(8,052)
Acquisition of treasury stock	(3,867)	(1,843)
Exercise of stock options	3,746	4,410
Annuity contracts: variable, fixed and
FHLB funding agreements
Deposits	100,305	90,181
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(78,746)	(61,969)
Life policy accounts
Deposits	106	311
Withdrawals and surrenders	(983)	(1,091)
Cash received related to repurchase agreements	23,384	87,833
Change in bank overdrafts	728	698

Net cash provided by financing activities	34,889	110,478

Net increase in cash	16,726	34,715

Cash at beginning of period	18,189	15,181

Cash at end of period	$34,915	$49,896

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014 and 2013

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2014 and the consolidated results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2014 and 2013. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The subsidiaries of HMEC market and underwrite personal lines of property and casualty (primarily personal lines automobile and homeowners) insurance, retirement annuities (primarily tax-qualified products) and life insurance, primarily to K-12 teachers, administrators and other employees of public schools and their families. HMEC’s principal operating subsidiaries are Horace Mann Life Insurance Company (“HMLIC”), Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Basis of Presentation-(Continued)

Accounting Policy for Fixed Indexed Annuities

In 2014, the Company began offering fixed indexed annuity (“FIA”) products with interest crediting strategies linked to the Standard & Poor’s 500 Index and the Dow Jones Industrial Average. The Company purchases call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the indexed products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging”. The Company elected to not use hedge accounting for derivative transactions related to the FIA products. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value. More information regarding the determination of fair value of the FIA embedded derivative and purchased call options, the only derivative instruments utilized by the Company, is included in “Note 3 — Fair Value of Financial Instruments”.

Note 1 - Basis of Presentation-(Continued)

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

	Unrealized Gains
	and Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, January 1, 2014	$133,990	$(11,776)	$122,214
Other comprehensive income (loss) before reclassifications	78,512	-	78,512
Amounts reclassified from accumulated other comprehensive income (loss)	(1,104)	-	(1,104)
Net current-period other comprehensive income (loss)	77,408	-	77,408
Ending balance, March 31, 2014	$211,398	$(11,776)	$199,622

Beginning balance, January 1, 2013	$382,400	$(15,311)	$367,089
Other comprehensive income (loss) before reclassifications	(3,874)	-	(3,874)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,460)	-	(4,460)
Net current-period other comprehensive income (loss)	(8,334)	-	(8,334)
Ending balance, March 31, 2013	$374,066	$(15,311)	$358,755

(1)	All amounts are net of tax.
(2)	The pretax amounts reclassified from accumulated other comprehensive income, $1,699 and $6,862, are included in net realized investment gains and losses and the related tax expenses, $595 and $2,402, are included in income tax expense in the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in “Note 2 — Investments — Unrealized Gains and Losses on Fixed Maturities and Equity Securities”.

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index options contracts) to hedge risk associated with its fixed indexed annuity products’ contingent liabilities. The Company’s fixed indexed annuity product includes embedded derivative features that are discussed in “Note 1 — Basis of Presentation — Accounting Policy for Fixed Indexed Annuities”. The Company's investment portfolio includes no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there are no other embedded derivative features related to the Company’s insurance products.

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

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (2)
March 31, 2014
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (1):
Mortgage-backed securities	$550,737	$39,324	$12,793	$577,268	$-
Other, including
U.S. Treasury securities	467,644	13,849	14,503	466,990	-
Municipal bonds	1,444,604	117,437	15,882	1,546,159	-
Foreign government bonds	50,623	5,397	157	55,863	-
Corporate bonds	2,572,505	229,135	17,002	2,784,638	-
Other mortgage-backed securities	944,863	29,098	6,437	967,524	2,866
Totals	$6,030,976	$434,240	$66,774	$6,398,442	$2,866
Equity securities	$85,428	$11,261	$2,500	$94,189	$-
December 31, 2013
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (1):
Mortgage-backed securities	$555,574	$33,711	$19,560	$569,725	$-
Other, including
U.S. Treasury securities	449,060	9,865	23,351	435,574	-
Municipal bonds	1,425,441	80,701	34,615	1,471,527	-
Foreign government bonds	50,641	4,700	390	54,951	-
Corporate bonds	2,457,727	188,832	32,150	2,614,409	-
Other mortgage-backed securities	845,762	26,477	8,852	863,387	2,812
Totals	$5,784,205	$344,286	$118,918	$6,009,573	$2,812
Equity securities	$84,754	$10,723	$3,619	$91,858	$-

(1)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $343,090 and $336,193; Federal Home Loan Mortgage Corporation (“FHLMC”) of $434,214 and $427,172; and Government National Mortgage Association (“GNMA”) of $132,896 and $126,245 as of March 31, 2014 and December 31, 2013, respectively.
(2)	Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance. Amounts also include unrealized gains/(losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Compared to December 31, 2013, the increase in net unrealized gains at March 31, 2014 was due to lower yields on U.S. Treasury securities and slightly narrower credit spreads across most asset classes in 2014, the combination of which resulted in an increase in net unrealized gains for the Company’s holdings of corporate, municipal, government, mortgage-backed and asset-backed securities.

Note 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at March 31, 2014 and December 31, 2013, respectively. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2014 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of future cash flows exceeds the amortized cost bases. In addition, management expects to recover the entire cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at March 31, 2014.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2014
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$111,266	$11,450	$7,787	$1,343	$119,053	$12,793
Other	179,661	12,184	17,164	2,319	196,825	14,503
Municipal bonds	211,712	9,707	59,942	6,175	271,654	15,882
Foreign government bonds	6,965	157	-	-	6,965	157
Corporate bonds	412,997	13,845	17,263	3,157	430,260	17,002
Other mortgage-backed securities	258,328	4,223	43,116	2,214	301,444	6,437
Total fixed maturity securities	1,180,929	51,566	145,272	15,208	1,326,201	66,774
Equity securities (1)	31,732	2,005	1,473	495	33,205	2,500
Combined totals	$1,212,661	$53,571	$146,745	$15,703	$1,359,406	$69,274

Number of positions with a gross unrealized loss	359		61		420
Fair value as a percentage of total fixed maturities and equity securities fair value	18.7%		2.3%		20.9%

December 31, 2013
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$150,602	$19,145	$1,383	$415	$151,985	$19,560
Other	249,765	22,479	4,450	872	254,215	23,351
Municipal bonds	375,523	26,529	42,899	8,086	418,422	34,615
Foreign government bonds	6,738	390	-	-	6,738	390
Corporate bonds	582,849	28,634	12,948	3,516	595,797	32,150
Other mortgage-backed securities	274,983	8,300	20,008	552	294,991	8,852
Total fixed maturity securities	1,640,460	105,477	81,688	13,441	1,722,148	118,918
Equity securities (1)	32,392	3,117	1,405	502	33,797	3,619
Combined totals	$1,672,852	$108,594	$83,093	$13,943	$1,755,945	$122,537

Number of positions with a gross unrealized loss	534		46		580
Fair value as a percentage of total fixed maturities and equity securities fair value	27.4%		1.4%		28.8%

(1) Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 95% of the gross unrealized loss as of March 31, 2014. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of March 31, 2014 and 2013 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income (loss):

	Three Months Ended
	March 31,
	2014	2013
Cumulative credit loss (1)
Beginning of period	$4,097	$2,877
New credit losses	-	-
Losses related to securities sold or paid down during the period	-	-
End of period	$4,097	$2,877

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

Note 2 - Investments-(Continued)

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

	Percent of Total Fair Value		March 31, 2014
	March 31,	December 31,	Fair	Amortized
	2014	2013	Value	Cost
Estimated expected maturity:
Due in 1 year or less	4.3%	4.1%	$278,051	$262,082
Due after 1 year through 5 years	21.9	20.9	1,399,549	1,319,172
Due after 5 years through 10 years	39.5	38.4	2,524,744	2,379,748
Due after 10 years through 20 years	19.9	20.8	1,271,718	1,198,682
Due after 20 years	14.4	15.8	924,380	871,292
Total	100.0%	100.0%	$6,398,442	$6,030,976

Average option-adjusted duration, in years	6.1	6.3

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended
	March 31,
	2014	2013
Fixed maturity securities
Proceeds received	$52,940	$99,182
Gross gains realized	1,527	4,512
Gross losses realized	(675)	(10)

Equity securities
Proceeds received	$3,648	$4,834
Gross gains realized	479	568
Gross losses realized	(117)	(215)

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended
	March 31,
	2014	2013
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$146,489	$423,004
Change in unrealized investment gains and losses	93,225	(6,909)
Reclassification of net realized investment (gains) losses to net income	(860)	(4,116)
End of period	$238,854	$411,979

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$4,618	$720
Change in unrealized investment gains and losses	1,313	3,228
Reclassification of net realized investment (gains) losses to net income	(236)	(344)
End of period	$5,695	$3,604

Repurchase Agreements

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

As part of repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For the repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in high quality floating rate fixed maturity securities. The Company accounts for the repurchase agreements as collateralized borrowings. The securities transferred under repurchase agreements are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $50,616 and $24,791 as of March 31, 2014 and December 31, 2013, respectively. The obligation for securities sold under agreement to repurchase was $49,245 and $25,864, including accrued interest, as of March 31, 2014 and December 31, 2013, respectively.

Note 2 - Investments-(Continued)

Deposits

At March 31, 2014 and December 31, 2013, securities with a fair value of $17,962 and $17,967, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at March 31, 2014 and December 31, 2013, securities with a fair value of $275,034 and $274,437, respectively, were on deposit with the Federal Home Loan Bank (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $250,000 as of each of these dates. The deposited securities are included in fixed maturities on the Company’s Consolidated Balance Sheets.

Note 3 - Fair Value of Financial Instruments

The Company is required under GAAP to disclose estimated fair values for certain financial and nonfinancial assets and liabilities. Fair values of the Company’s insurance contracts other than annuity contracts are not required to be disclosed. However, the estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between knowledgeable, unrelated and willing market participants on the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company categorizes its financial and nonfinancial assets and liabilities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The three levels of inputs that may be used to measure fair value are:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include fixed maturity and equity securities (both common stock and preferred stock) that are traded in an active exchange market, as well as U.S. Treasury securities.

Level 2	Unadjusted observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities. Level 2 assets and liabilities include fixed maturity securities (1) with quoted prices that are traded less frequently than exchange-traded instruments or (2) values based on discounted cash flows with observable inputs. This category generally includes certain U.S. Government and agency mortgage-backed securities, non-agency structured securities, corporate fixed maturity securities, preferred stocks and derivative securities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, certain discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation and for which the significant inputs are unobservable. This category generally includes certain private debt and equity investments, as well as embedded derivatives.

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

Investments

For fixed maturity securities, each month the Company obtains fair value prices from its investment managers and custodian bank. Fair values for the Company’s fixed maturity securities are based primarily on prices provided by its investment managers as well as its custodian bank for certain securities. The prices from the custodian bank are compared to prices from the investment managers. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based on the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, ratings designations, sector groupings, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based on trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure (1) the values received are reasonable and accurately recorded, (2) the data inputs and valuation techniques utilized are appropriate and consistently applied, and (3) the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 88% of the portfolio, based on fair value, was priced through pricing services or index priced as of both March 31, 2014 and 2013. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2, otherwise they were classified as Level 3. There were no significant changes to the valuation process during the first three months of 2014.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in the first three months of 2014.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Short-term and other investments are comprised of short-term fixed income securities, derivative instruments (all call options), policy loans and mortgage loans, restricted FHLB membership and activity stocks, as well as certain alternative investments which are accounted for as equity method investments and therefore excluded from the fair value tabular disclosures.

In summary, the following investments are carried at fair value:

•	Fixed maturity securities, as described above.
•	Equity securities, as described above.
•	Short-term fixed income securities — Because of the nature of these assets, carrying amounts generally approximate fair values.
•	Derivative instruments, primarily call options — Fair values are based on the amount of cash expected to be received to settle each derivative instrument on the reporting date. These amounts are obtained from each of the counterparties using industry accepted valuation models and observable inputs. Significant inputs include contractual terms, underlying index prices, market volatilities, interest rates and dividend yields. There are no performance obligations related to the call options purchased to fund the fixed indexed annuity policy liabilities.
•	FHLB membership and activity stocks — Fair value is based on redemption value, which is equal to par value.

The following investments are not carried at fair value; disclosure is provided:

•	Policy loans — Fair value is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans.
•	Mortgage loans — Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Other Policyholder Funds

Other policyholder funds are liabilities related to supplementary contracts without life contingencies and dividend accumulations, both of which represent deposits that do not have defined maturities, as well as balances outstanding under funding agreements with the FHLB and embedded derivatives. Other policyholder funds, except for embedded derivatives, are carried at cost, which management believes is a reasonable estimate of fair value due to the relatively short duration of these deposits, based on the Company’s past experience.

The fair value of the embedded derivatives, all related to the Company’s FIA products, is estimated at each valuation date by (1) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (2) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for the Company’s nonperformance risk related to those liabilities. The projections of policy contract values are based on the Company’s best estimate assumptions for future contract growth and decrements. The assumptions for future contract growth include the expected index credits which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next contract anniversary. Projections of minimum guaranteed contract values include the same best estimate assumptions for contract decrements used to project policy contract values.

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

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At March 31, 2014, Level 3 invested assets comprised approximately 1.8% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2014
Financial Assets
Investments
Fixed maturities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$577,268	$577,268	$-	$577,268	$-
Other, including
U.S. Treasury securities	466,990	466,990	22,857	444,133	-
Municipal bonds	1,546,159	1,546,159	-	1,533,380	12,779
Foreign government bonds	55,863	55,863	-	55,863	-
Corporate bonds	2,784,638	2,784,638	10,422	2,714,012	60,204
Other mortgage-backed securities	967,524	967,524	-	914,973	52,551
Total fixed maturities	6,398,442	6,398,442	33,279	6,239,629	125,534
Equity securities	94,189	94,189	76,322	17,861	6
Short-term investments	75,484	75,484	75,080	404	-
Other investments	5,236	5,236	-	5,236	-
Totals	6,573,351	6,573,351	184,681	6,263,130	125,540
Separate Account
(variable annuity) assets (1)	1,745,044	1,745,044	1,745,044	-	-
Financial Liabilities
Other policyholders funds, embedded derivatives	2,747	2,747	-	-	2,747

December 31, 2013
Financial Assets
Investments
Fixed maturities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$569,725	$569,725	$-	$569,725	$-
Other, including
U.S. Treasury securities	435,574	435,574	17,757	417,817	-
Municipal bonds	1,471,527	1,471,527	-	1,468,833	2,694
Foreign government bonds	54,951	54,951	-	54,951	-
Corporate bonds	2,614,409	2,614,409	10,181	2,543,402	60,826
Other mortgage-backed securities	863,387	863,387	-	817,378	46,009
Total fixed maturities	6,009,573	6,009,573	27,938	5,872,106	109,529
Equity securities	91,858	91,858	74,279	17,573	6
Short-term investments	206,758	206,758	206,354	404	-
Other investments	5,000	5,000	-	5,000	-
Totals	6,313,189	6,313,189	308,571	5,895,083	109,535
Separate Account
(variable annuity) assets (1)	1,747,995	1,747,995	1,747,995	-	-
Financial Liabilities
Other policyholders funds, embedded derivatives	-	-	-	-	-

(1)	Separate Account (variable annuity) liabilities are set equal to Separate Account (variable annuity) assets.

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2014. The following table presents reconciliations for the periods indicated for all Level 3 assets measured at fair value on a recurring basis.

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance January 1, 2014	$2,694	$60,826	$46,009	$109,529	$6	$109,535	$-
Transfers into Level 3 (2)	10,055	-	7,109	17,164	-	17,164	-
Transfers out of Level 3 (2)	-	-	(519)	(519)	-	(519)	-
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	98	1,014	184	1,296	-	1,296	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	2,747
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(68)	(1,636)	(232)	(1,936)	-	(1,936)	-
Ending balance, March 31, 2014	$12,779	$60,204	$52,551	$125,534	$6	$125,540	$2,747

Beginning balance, January 1, 2013	$12,275	$85,722	$33,172	$131,169	$340	$131,509	$-
Transfers into Level 3 (2)	2,907	4,671	8,466	16,044	-	16,044	-
Transfers out of Level 3 (2)	-	(33,678)	-	(33,678)	-	(33,678)	-
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	(36)	(885)	(127)	(1,048)	-	(1,048)	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	-	(303)	(8,428)	(8,731)	-	(8,731)	-
Ending balance, March 31, 2013	$15,146	$55,527	$33,083	$103,756	$340	$104,096	$-

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Transfers into and out of Level 3 during the periods ended March 31, 2014 and 2013 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At March 31, 2014 and 2013, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held.

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial instruments classified as Level 3 are subject to the control processes as previously described in this note for “Investments”. Generally, valuation for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as fixed maturities.

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

Financial Instruments Not Carried at Fair Value; Disclosure Required

The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. The following table presents the carrying value, fair value and fair value hierarchy of these financial assets and financial liabilities.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2014
Financial Assets
Investments
Other investments	$140,651	$144,894	$-	$-	$144,894
Financial Liabilities
Fixed annuity contract liabilities	3,564,453	3,347,970	-	-	3,347,970
Policyholder account balances on interest-sensitive life contracts	78,187	79,262	-	-	79,262
Other policyholder funds	344,838	344,838	-	250,051	94,787
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,890	216,773	216,773	-	-
Other liabilities, repurchase agreement obligations	49,232	49,232	-	49,232	-

December 31, 2013
Financial Assets
Investments
Other investments	$140,685	$144,921	$-	$-	$144,921
Financial Liabilities
Fixed annuity contract liabilities	3,515,865	3,302,333	-	-	3,302,333
Policyholder account balances on interest-sensitive life contracts	78,598	79,678	-	-	79,678
Other policyholder funds	346,292	346,292	-	250,000	96,292
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,874	218,565	218,565	-	-
Other liabilities, repurchase agreement obligations	25,864	25,864	-	25,864	-

Note 4 - Debt

Indebtedness outstanding was as follows:

	March 31,	December 31,
	2014	2013
Short-term debt:
Bank Credit Facility, expires October 6, 2015	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $31 and $38 (6.1% imputed rate)	74,969	74,962
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $79 and $88 (6.9% imputed rate)	124,921	124,912
Total	$237,890	$237,874

The Bank Credit Facility, 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Defined Benefit Plan and Supplemental Defined Benefit Plans

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the following periods:

			Supplemental
	Defined Benefit Plan		Defined Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-
Other expenses	90	90	-	-
Interest cost	420	342	179	154
Expected return on plan assets	(601)	(560)	-	-
Settlement loss	189	258	-	-
Amortization of:
Prior service cost	-	-	-	31
Actuarial loss	343	401	39	51
Net periodic pension expense	$441	$531	$218	$236

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to a closed group of eligible employees. In December 2013, the Company announced the elimination of postretirement medical coverage for all remaining eligible participants effective March 31, 2014. As result of this plan change, prior service cost will be amortized over the average working lifetime of active eligible participants. As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $314 and $33 for the three months ended March 31, 2014 and 2013, respectively. Funding of the previously established Health Reimbursement Accounts (“HRAs”) was $63 and $35 for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the following periods:

	Three Months Ended
	March 31,
	2014	2013
Components of net periodic benefit:
Service cost	$-	$-
Interest cost	12	23
Amortization of prior service credit	(157)	-
Amortization of prior gain	(62)	(59)
Net periodic income	$(207)	$(36)

2014 Contributions

In 2014, there is no minimum funding requirement for the Company’s defined benefit plan. The following table discloses the minimum funding requirements, contributions made and expected full year contributions for the Company’s plans.

	Defined Benefit Pension Plans
	Defined	Supplemental	Other
	Benefit	Defined Benefit	Postretirement
	Plan	Plans	Benefits

Minimum funding requirement for 2014	$-	N/A	N/A
Contributions made in the three months ended March 31, 2014	-	$332	$60
Expected contributions (approximations) for the year ended December 31, 2014 as of the time of :
This Form 10-Q (1)	2,000	1,320	217
2013 Form 10-K (2)	2,000	1,320	217

N/A -	Not applicable.
(1)	HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
(2)	HMEC’s Annual Report on Form 10-K for the year ended December 31, 2013, specifically “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits”.

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Three months ended March 31, 2014
Premiums written and contract deposits	$266,437	$6,631	$469	$260,275
Premiums and contract charges earned	181,733	6,893	563	175,403
Benefits, claims and settlement expenses	114,877	3,445	556	111,988

Three months ended March 31, 2013
Premiums written and contract deposits	$252,065	$7,403	$416	$245,078
Premiums and contract charges earned	176,308	7,664	514	169,158
Benefits, claims and settlement expenses	114,178	1,931	452	112,699

Note 7 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, primarily personal lines automobile and homeowners products; retirement annuity products, primarily tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to ongoing transactions such as corporate debt service, realized investment gains and losses and certain public company expenses, such items have also included corporate debt retirement costs/gains, when applicable. Summarized financial information for these segments is as follows:

	Three Months Ended
	March 31,
	2014	2013

Insurance premiums and contract charges earned
Property and casualty	$143,892	$137,936
Annuity	5,924	5,072
Life	25,587	26,150
Total	$175,403	$169,158

Net investment income
Property and casualty	$9,285	$8,970
Annuity	55,857	51,354
Life	18,134	17,319
Corporate and other	2	-
Intersegment eliminations	(234)	(240)
Total	$83,044	$77,403

Net income (loss)
Property and casualty	$14,027	$10,160
Annuity	12,239	11,061
Life	3,882	4,340
Corporate and other	(1,782)	1,451
Total	$28,366	$27,012

	March 31,	December 31,
	2014	2013
Assets
Property and casualty	$1,044,099	$1,001,561
Annuity	6,117,855	5,963,348
Life	1,809,567	1,743,084
Corporate and other	140,386	154,557
Intersegment eliminations	(28,455)	(35,878)
Total	$9,083,452	$8,826,672

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company's business. For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. That discussion includes factors such as:

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

For the three months ended March 31, 2014, the Company’s net income of $28.4 million represented an increase of $1.4 million compared to the prior year, led by strong property and casualty segment results, as well as solid earnings in the annuity and life segments, which were largely offset by a decrease in realized investment gains. After-tax net realized investment gains of $1.1 million were $3.3 million less than a year earlier. For the property and casualty segment, net income of $14.0 million reflected an increase of $3.8 million compared to the first quarter of 2013. The property and casualty combined ratio was 93.7% for the first quarter of 2014, a 3.5 percentage point improvement compared to 97.2% for the same period in 2013, including winter weather-related losses. Automobile current accident year non-catastrophe underwriting results improved, coupled with a slightly higher level of favorable development of prior years’ reserves. Homeowners current accident year non-catastrophe underwriting results were comparable to the first three months of 2013. Catastrophe losses increased modestly in the current period, representing a $0.4 million after-tax decrease to net income compared to the first three months of 2013. Annuity segment net income of $12.3 million for the current period increased $1.2 million compared to the first three months of 2013, due to an increase in the amount of interest margin earned on fixed annuity assets — driven by the growth in assets under management and continued solid investment portfolio performance accompanied by increased security prepayment activity. Unlocking of deferred policy acquisition costs had an insignificant impact on current period net income compared to an approximately $1 million after tax favorable impact in the first quarter of 2013. Life segment net income of $3.9 million decreased $0.4 million compared to the first three months of 2013 due to higher mortality costs partially offset by growth in investment income in the current period. Compared to the first quarter of 2013, across all of the business segments, operating expenses increased reflecting the Company’s various infrastructure and technology investments, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

Premiums written and contract deposits increased 6% compared to the first three months of 2013 primarily due to an increase in the amount of annuity single premium and rollover deposits received in the current period, as well as the favorable premium impact from increases in average premium per policy for both homeowners and automobile. Annuity deposits received were 11% greater than the prior year. Property and casualty segment premiums written increased 4% compared to the prior year. Life segment insurance premiums and contract deposits were comparable to the first quarter of the prior year.

The Company’s book value per share was $29.47 at March 31, 2014, a decrease of 7% compared to 12 months earlier. This decrease reflected net income for the trailing 12 months which was more than offset by the reduction in net unrealized investment gains due to higher yields on U.S. Treasury securities and slightly narrower credit spreads across most asset classes, the combination of which resulted in a decrease in net unrealized gains for the Company’s holdings of corporate securities, municipal securities, mortgage-backed and asset-backed securities and government securities. At March 31, 2014, book value per share excluding investment fair value adjustments was $24.27, representing an 8% increase compared to 12 months earlier.

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

Compared to December 31, 2013, at March 31, 2014 there were no material changes to the accounting policies for the areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

	Three Months Ended		Change From
	March 31,		Prior Year
	2014	2013	Percent	Amount
Insurance Premiums Written and
Contract Deposits
(Includes annuity and life contract deposits)
Property & casualty (1)	$137.2	$131.9	4.0%	$5.3
Annuity deposits	100.3	90.2	11.2%	10.1
Life	22.8	23.0	-0.9%	(0.2)
Total	$260.3	$245.1	6.2%	$15.2

Insurance Premiums and
Contract Charges Earned
(Excludes annuity and life contract deposits)
Property & casualty (1)	$143.9	$137.9	4.4%	$6.0
Annuity	5.9	5.1	15.7%	0.8
Life	25.6	26.2	-2.3%	(0.6)
Total	$175.4	$169.2	3.7%	$6.2

(1)	Includes voluntary business and an immaterial amount of involuntary business. Voluntary business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines. Involuntary business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

For the first three months of 2014, the Company’s premiums written and contract deposits of $260.3 million increased $15.2 million, or 6.2%, compared to the prior year, led by the annuity and property and casualty segments. The Company’s premiums and contract charges earned increased $6.2 million, or 3.7%, compared to the prior year, primarily due to increases in average premium per policy for both homeowners and automobile.

Total voluntary automobile and homeowners premiums written increased 4.0%, or $5.2 million, in the first three months of 2014. Average written premium per policy for both automobile and homeowners increased compared to the prior year, with the impact partially offset by a reduced level of policies in force in the current period. For 2014, the Company’s full year rate plan anticipates mid-single digit average rate increases (including states with no rate actions) for both automobile and homeowners; rate actions during the first three months of 2014 were consistent with those plans. For full year 2013, the Company’s average approved rate changes (including states with no rate actions) for automobile and homeowners were 6% and 9%, respectively. At March 31, 2014, there were 480,000 voluntary automobile and 234,000 homeowners policies in force, for a total of 714,000 policies, compared to a total of 717,000 policies at December 31, 2013 and 724,000 policies at March 31, 2013.

Based on policies in force, the current year voluntary automobile 12-month retention rate for new and renewal policies was 84.6% compared to 85.0% at March 31, 2013. The property 12-month new and renewal policy retention rate was 88.9% at March 31, 2014 compared to 89.7% at March 31, 2013. Although modestly lower than 12 months earlier, the retention rates have been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans, particularly for voluntary automobile business.

Voluntary automobile premiums written increased 2.7%, or $2.5 million, compared to the first quarter of 2013. In the first quarter of 2014, the average written premium per policy and average earned premium per policy increased approximately 4% and 3%, respectively, compared to a year earlier, which was partially offset by the decline in policies in force. Voluntary automobile policies in force at March 31, 2014 decreased 2,000 compared to December 31, 2013 and decreased 6,000 compared to March 31, 2013. The number of educator policies represented approximately 84% of the voluntary automobile policies in force at March 31, 2014 and December 31, 2013 compared to approximately 83% at March 31, 2013.

Voluntary homeowners premiums written increased 6.9%, or $2.7 million, compared to the first quarter of 2013. The average written and earned premium per policy increased 5% and 4%, respectively, in the first quarter of 2014 compared to a year earlier. In addition, reduced catastrophe reinsurance costs benefitted the current period by approximately $1 million. Homeowners policies in force at March 31, 2014 decreased 1,000 compared to December 31, 2013 and decreased 4,000 compared to March 31, 2013. The number of educator policies represented approximately 79% of the homeowners policies in force at March 31, 2014 and December 31, 2013 compared to 78% March 31, 2013. Growth in the number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in the first quarter of 2014 the Company finalized and initiated a program to further address homeowners profitability and hurricane exposure issues in Florida. The Company expects to non-renew about 4,800 policies, approximately 95% of its remaining Florida book of property business, starting with June 2014 policy effective dates. While this program will impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners longer-term underwriting results.

For the three months ended March 31, 2014, total annuity deposits received increased 11.2%, or $10.1 million, compared to the prior year, driven by a 20.2% increase in single premium and rollover deposit receipts accompanied by a 1.8% increase in recurring deposit receipts. In the first three months of 2014, new deposits to fixed accounts of $67.8 million increased 13.2%, or $7.9 million, and new deposits to variable accounts of $32.5 million increased 7.3%, or $2.2 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by Horace Mann’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $5.4 billion at March 31, 2014 increased 9.8% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention and financial market performance. Cash value retentions for variable and fixed annuity options were 94.1% and 95.1%, respectively, for the 12 month period ended March 31, 2014, with each declining slightly compared to a year earlier. At March 31, 2014, the number of annuity contracts outstanding of 196,000 increased 1,000 contracts compared to December 31, 2013 and 6,000 contracts compared to March 31, 2013.

Variable annuity accumulated balances of $1.7 billion at March 31, 2014 increased 15.7% compared to March 31, 2013, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 15.7%, or $0.8 million, compared to the first three months of 2013.

Life segment premiums and contract deposits for the first three months of 2014 were comparable to the prior year. The ordinary life insurance in force lapse ratio was 4.2% for the 12 months ended March 31, 2014 compared to 4.3% for the 12 months ended March 31, 2013.

Sales

The Company’s new automobile sales levels improved steadily since the implementation of state-specific pricing, underwriting and marketing initiatives in the latter part of 2011. The Company’s agency sales momentum carried into 2014. For the first three months of 2014, property and casualty new annualized sales premiums decreased 4.2% compared to the first quarter of 2013, primarily due to a decline in homeowners new business.

For sales by Horace Mann’s agency force, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years resulting in a 21.2% increase compared to the first quarter of 2013. Sales from the supplemental independent agent distribution channel, which are largely single premium and rollover annuity deposits, increased 6.9% compared to a year ago. As a result, total Horace Mann annuity sales from the combined distribution channels increased 18.9% compared to the three months ended March 31, 2013. Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 11.4% compared to the first quarter of 2013, and single premium and rollover deposits for Horace Mann annuity products increased 20.2% compared to the prior year. In February 2014, the Company expanded its annuity product portfolio by introducing a fixed indexed annuity contract. Previously, the Company had entered into third-party vendor agreements to offer this product underwritten by the third parties.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, has contributed to the increase in sales of proprietary life products. For the current period, sales of Horace Mann’s proprietary life insurance products increased 6.2%, compared to the prior year.

Distribution System

At March 31, 2014, there was a combined total of 722 Exclusive Agencies and Employee Agents, compared to 759 at December 31, 2013 and 749 at March 31, 2013. Within the 12 month decrease, there was a net increase in new Exclusive Agency appointments, offset by termination of lower producing agents. The Company has begun to introduce higher quality standards for agents and agencies focused on improving both customer experiences and agent productivity. These higher standards contributed to the current period turnover.

At March 31, 2014, there were 629 Horace Mann Exclusive Agencies, an increase of 9 compared to March 31, 2013. At March 31, 2014, in addition to the Exclusive Agencies, there were 93 Employee Agents, a decrease of 36 compared to 12 months earlier. See additional description in “Business — Corporate Strategy and Marketing — Dedicated Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 475 authorized agents at March 31, 2014. During the first three months of 2014, this channel generated $9.3 million in annualized new annuity sales for the Company compared to $8.7 million for the first quarter of 2013, primarily reflecting an increase in single and rollover deposit business in the current period.

Net Investment Income

For the three months ended March 31, 2014, pretax investment income of $83.0 million increased 7.2%, or $5.6 million, (6.9%, or $3.6 million, after tax) compared to the prior year. The increase reflected growth in the size of the average investment portfolio on an amortized cost basis and continued strong performance in the fixed maturity and alternative investment portfolios accompanied by the effects of increased prepayment activity in the asset-backed securities portfolio in the current period. Average invested assets increased 7.2% over the 12 months ended March 31, 2014. The average pretax yield on the investment portfolio was 5.47% (3.67% after tax) for the first three months of 2014, compared to the pretax yield of 5.46% (3.68% after tax) a year earlier. During the first three months of 2014, management continued to identify and secure investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses

For the first three months of 2014, net realized investment gains (pretax) were $1.7 million compared to net realized investment gains of $6.9 million in the prior year’s first quarter. The net gains and losses in both periods were realized from ongoing investment portfolio management activity. There were no impairment charges in the three months ended March 31, 2014 and 2013.

In the first quarter of 2014, the Company’s net realized investment gains of $1.7 million included $2.6 million of gross gains realized on security sales and calls partially offset by $0.9 million of realized losses on securities that were disposed of during the quarter, primarily municipal securities.

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

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2013, yields on U.S. Treasury securities decreased and credit spreads were slightly narrower across most asset classes in 2014, the combination of which resulted in an increase in net unrealized gains for the Company’s holdings of corporate, municipal, government, mortgage-backed and asset-backed securities.

	March 31, 2014
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed Maturity Securities
Corporate bonds
Banking and Finance	73	$499.2	$460.4	$38.8
Energy	70	288.6	262.9	25.7
Utilities	46	238.3	205.6	32.7
Insurance	39	196.4	171.5	24.9
Real estate	36	161.1	154.2	6.9
Technology	39	149.8	145.6	4.2
Transportation	27	145.9	136.5	9.4
Metal and Mining	19	129.2	127.0	2.2
Broadcasting and Media	28	129.1	115.4	13.7
Telecommunications	25	127.7	120.3	7.4
All Other Corporates (1)	201	719.3	673.0	46.3
Total corporate bonds	603	2,784.6	2,572.4	212.2
Mortgage-backed securities
U.S. Government and federally sponsored agencies	403	577.2	550.6	26.6
Commercial	31	114.4	114.1	0.3
Other	13	20.2	18.2	2.0
Municipal bonds	495	1,546.2	1,444.6	101.6
Government bonds
U.S.	9	467.0	467.7	(0.7)
Foreign	8	55.9	50.7	5.2
Collateralized debt obligations (2)	65	325.4	320.3	5.1
Asset-backed securities	91	507.5	492.4	15.1

Total fixed maturity securities	1,718	$6,398.4	$6,031.0	$367.4

Equity Securities
Non-redeemable preferred stocks	13	$21.5	$22.2	$(0.7)
Common stocks	162	54.0	43.2	10.8
Closed-end fund	1	18.7	20.0	(1.3)

Total equity securities	176	$94.2	$85.4	$8.8

Total	1,894	$6,492.6	$6,116.4	$376.2

(1)	The All Other Corporates category contains 20 additional industry classifications. Health care, natural gas, industry, food and beverage, gaming and consumer products represented $497.8 million of fair value at March 31, 2014, with the remaining 14 classifications each representing less than $56 million.
(2)	Based on fair value, 94.4% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2014.

At March 31, 2014, the Company’s diversified fixed maturity securities portfolio consisted of 2,089 investment positions, issued by 1,718 entities, and totaled approximately $6.4 billion in fair value. This portfolio was 95.7% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At March 31, 2014, 94.8% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	Percent of Portfolio
	Fair Value		March 31, 2014
	December 31,	March 31,	Fair	Amortized
	2013	2014	Value	Cost or Cost
Fixed maturity securities
AAA	6.1%	6.5%	$418.2	$409.5
AA (2)	33.4	34.6	2,210.6	2,105.0
A	25.7	24.9	1,590.6	1,469.1
BBB	30.3	29.7	1,898.9	1,776.9
BB	2.5	2.5	158.5	153.2
B	1.8	1.6	105.4	101.0
CCC or lower	0.1	0.1	8.2	8.3
Not rated (3)	0.1	0.1	8.0	8.0
Total fixed maturity securities	100.0%	100.0%	$6,398.4	$6,031.0
Equity securities
AAA	-	-	-	-
AA	4.5%	4.5%	$4.2	$4.1
A	3.3	3.2	3.0	3.4
BBB	33.0	33.4	31.5	33.2
BB	1.5	1.6	1.5	1.5
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated (4)	57.7	57.3	54.0	43.2
Total equity securities	100.0%	100.0%	$94.2	$85.4

Total			$6,492.6	$6,116.4

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At March 31, 2014, the AA rated fair value amount included $467.0 million of U.S. government and federally sponsored agency securities and $581.6 million of mortgage- and asset-backed securities issued by U.S. government and federally sponsored agencies.
(3)	Included in this category is $8.0 million fair value of private placement securities not rated by either S&P or Moody's.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At March 31, 2014, the Company had $1,546.2 million fair value invested in municipal bonds with a net unrealized gain of $101.6 million. Of the geographically diversified municipal bond holdings, approximately 51% are tax-exempt and 79% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA-, with approximately 23% of the value insured at March 31, 2014. This represents approximately 5% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers or other forms of guarantee. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was A+ at March 31, 2014.

At March 31, 2014, the Company had $522.2 million fair value in financial institution bonds, preferred stocks and common stocks with a net unrealized gain of $40.1 million. The Company’s holdings in this sector are well diversified among numerous institutions.

At March 31, 2014, total fair value of the Company’s European fixed maturity securities direct exposure was $286.0 million with a net unrealized gain of $12.8 million. These securities were primarily corporate securities and $133.0 million fair value related to the United Kingdom. The Company generally defines its country classification by issuer country of incorporation or domicile where appropriate. Given the economic, fiscal and political uncertainties surrounding a number of European countries, especially Greece, Ireland, Italy, Portugal and Spain (collectively “GIIPS”) and France, the Company closely monitors its direct European securities exposures. At March 31, 2014, the Company’s investment portfolio had (1) no sovereign or equity security exposure in any European country, (2) no exposure in the banking and finance industry in any of the GIIPS countries or France, (3) no unfunded exposure related to its European securities holdings and (4) no derivative or hedging instruments, other than a minimal amount of European counterparty exposure.

The Company also carefully monitors, and analyzes a number of factors to understand and identify, its indirect European exposure. While many factors are considered, it is difficult to know if all potential factors which may indirectly impact the Company’s investment portfolio have been identified. The factors the Company considers include, but are not limited to, the issuer’s parent-subsidiary relationship, principal place of business, management location, source of revenue streams, industry classification and asset characteristics. At March 31, 2014, the Company did not identify significant indirect exposure to European countries in its investment portfolio.

At March 31, 2014, the Company had $114.4 million fair value in commercial mortgage-backed securities (“CMBS”), all in the annuity and life portfolios, with a net unrealized gain of $0.3 million. At March 31, 2014, the Company’s CMBS portfolio was 100% investment grade, with an overall credit rating of AA+, and the 31 positions were well diversified by property type, geography and sponsor.

At March 31, 2014, the fixed maturity securities and equity securities portfolios had a combined $69.3 million pretax of gross unrealized losses on $1,359.4 million fair value related to 420 positions. Of this amount, $53.6 million of pretax gross unrealized losses were on $1,212.7 million fair value for 359 positions that had been in a continuous unrealized loss position for 12 months or less.

Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 4 were trading below 80% of book value at March 31, 2014 and were not considered other-than-temporarily impaired. These positions included structured securities, corporate securities and equity securities. The 4 securities with fair values below 80% of book value at March 31, 2014 had fair value of $9.8 million, representing 0.1% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $3.3 million.

The Company views the unrealized losses of all of the securities at March 31, 2014 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of expected cash flows exceeds the Company’s amortized cost bases. In addition, management expects to recover the entire cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any events that call into question the ability of the issuers of the securities to honor their contractual commitments. Therefore, no impairment of these securities was recorded at March 31, 2014. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Three Months Ended		Change From
	March 31,		Prior Year
	2014	2013	Percent	Amount

Property and casualty	$95.0	$96.4	-1.5%	$(1.4)
Annuity	0.4	0.3	33.3%	0.1
Life	16.6	16.0	3.8%	0.6
Total	$112.0	$112.7	-0.6%	$(0.7)

Property and casualty catastrophe losses, included above	$6.3	$5.7	10.5%	$0.6

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended
	March 31,
	2014	2013
Incurred claims and claim expenses:
Claims occurring in the current year	$99.0	$99.7
Decrease in estimated reserves for claims occurring in prior years	(4.0)	(3.3)
Total claims and claim expenses incurred	$95.0	$96.4

Property and casualty loss ratio:
Total	66.0%	69.9%
Effect of catastrophe costs, included above	4.4%	4.2%
Effect of prior years’ reserve development, included above	-2.8%	-2.4%

For the three months ended March 31, 2014, the Company’s benefits, claims and settlement expenses were comparable to the prior year. In the first quarter of 2014, the property and casualty non-catastrophe current accident year loss ratio of 64.4% improved 3.7 percentage points compared to the prior year, primarily reflecting improvement in the current accident year automobile loss ratio.

The current period favorable development of prior years’ property and casualty reserves of $4.0 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2013 loss reserve estimate, primarily the result of favorable frequency and severity trends in automobile liability loss emergence for accident years 2012 and prior.

For the three months ended March 31, 2014, the voluntary automobile loss ratio of 67.7% decreased by 6.0 percentage points compared to the prior year, including (1) the favorable impacts of lower current accident year non-catastrophe losses for 2014 and rate actions taken in recent years, (2) development of prior years’ reserves that had a 0.6 percentage point more favorable impact in the current year and (3) slightly lower catastrophe losses for this line of business which represented a 0.3 percentage point decrease in the current accident year loss ratio. While the first quarter 2014 winter weather impacted collision and physical damage claims, the Company had improved automobile liability experience compared to the same period in the prior year. The homeowners loss ratio of 62.4% for the three months ended March 31, 2014 increased 0.8 percentage points compared to a year earlier, including a 1.1 percentage point increase due to the higher level of catastrophe costs. Catastrophe costs represented 12.5 percentage points of the homeowners loss ratio for the current period compared to 11.4 percentage points for the prior year period.

For the life segment, benefits in the current quarter increased $0.6 million compared to a year earlier, as a result of an increase in mortality costs. Variability in the Company’s life mortality experience is not unexpected considering the size of Horace Mann’s life insurance in force.

Interest Credited to Policyholders

	Three Months Ended		Change From
	March 31,		Prior Year
	2014	2013	Percent	Amount

Annuity	$32.3	$30.7	5.2%	$1.6
Life	10.8	10.7	0.9%	0.1
Total	$43.1	$41.4	4.1%	$1.7

Compared to the first three months of 2013, the current year increase in annuity segment interest credited reflected a 7.4% increase in average accumulated fixed deposits, partially offset by an 8 basis point decline in the average annual interest rate credited to 3.67%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spreads for the three months ended March 31, 2014 and 2013 were 214 basis points and 201 basis points, respectively. The net interest spread increase for the current period reflected lower average investment yields which were more than offset by the benefit of increased asset-backed security prepayment activity and crediting rate decreases.

As of March 31, 2014, fixed annuity account values totaled $3.7 billion, including $3.4 billion of deferred annuities. As shown in the table below, for approximately 86%, or $2.9 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed-income securities. The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $450 million of the annuity segment and life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk. As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $1.7 million in year one and $6.2 million in year two, further reducing the net interest spread by approximately 4 basis points and 15 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of March 31, 2014 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.20 million and $0.30 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	March 31, 2014
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	16.5%	$563.3	28.0%	5.3%	$157.8
Equal to 2% but less than 3%	9.1	311.6	80.6	8.6	251.3
Equal to 3% but less than 4%	16.0	544.2	98.2	18.2	534.3
Equal to 4% but less than 5%	56.7	1,936.1	100.0	65.9	1,936.1
5% or higher	1.7	57.7	100.0	2.0	57.7
Total	100.0%	$3,412.9	86.1%	100.0%	$2,937.2

The Company will continue to be proactive in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $23.0 million for the first three months of 2014 compared to $20.1 million for the same period in 2013 with the increase primarily attributable to the annuity segment. At March 31, 2014, the unlocking of annuity deferred policy acquisition costs resulted in an increase in amortization of $0.1 million compared to a decrease in amortization of $1.6 million from unlocking at March 31, 2013. For the life segment, the March 31, 2014 and 2013 unlocking of deferred policy acquisition costs each resulted in no change in amortization.

Operating Expenses

For the first three months of 2014, operating expenses of $39.9 million increased 2.8%, or $1.1 million, compared to the same period in the prior year. The current period expense level was consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

The property and casualty expense ratio of 27.7% for the three months ended March 31, 2014 increased 0.4 percentage point compared to the prior year expense ratio of 27.3%, consistent with management’s expectations for the current period.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.5% and 28.9% for the three months ended March 31, 2014 and 2013, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.1 and 6.7 percentage points for the three months ended March 31, 2014 and 2013, respectively.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2014, the Company’s federal income tax returns for years prior to 2010 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended March 31, 2014, the Company’s net income of $28.4 million represented an increase of $1.4 million compared to the prior year, led by strong property and casualty segment results, as well as solid earnings in the annuity and life segments, which were largely offset by a decrease in realized investment gains. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

	Three Months Ended		Change From
	March 31,		Prior Year
	2014	2013	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$14.0	$10.2	37.3%	$3.8
Annuity	12.3	11.1	10.8%	1.2
Life	3.9	4.3	-9.3%	(0.4)
Corporate and other (1)	(1.8)	1.4	N.M.	(3.2)
Net income	$28.4	$27.0	5.2%	$1.4

Effect of catastrophe costs, after tax, included above	$(4.1)	$(3.7)	10.8%	$(0.4)
Effect of realized investment gains, after tax, included above	$1.1	$4.4	-75.0%	$(3.3)

Diluted:
Net income per share	$0.67	$0.66	1.5%	$0.01
Weighted average number of shares and equivalent shares (in millions)	42.3	41.1	2.9%	1.2

Property and casualty combined ratio:
Total	93.7%	97.2%	N.M.	-3.5%
Effect of catastrophe costs, included above	4.4%	4.2%	N.M.	0.2%
Effect of prior years’ reserve development, included above	-2.8%	-2.4%	N.M.	-0.4%

N.M. – Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the three months ended March 31, 2014 and 2013, net realized investment gains after tax were $1.1 million and $4.4 million, respectively. For the corporate and other segment, this decline in net realized investment gains resulted in a net loss which was also lower than the net income reported for the first quarter of 2013.

Return on average shareholders’ equity based on net income was 10% and 9% for the trailing 12 months ended March 31, 2014 and 2013, respectively.

Outlook for 2014

At the time of this Quarterly Report on Form 10-Q, management estimates that 2014 full year net income before realized investment gains and losses will be within a range of $2.05 to $2.25 per diluted share. This projection incorporates the Company’s results for 2013 — results that exceeded management’s expectations — along with the assumptions that life mortality costs will return to modeled levels and the impact of unlocking annuity deferred policy acquisition costs will be minimal. Compared to 2013, estimated net income for 2014 also anticipates continued improvement in property and casualty segment current accident year results partially offset by a lower level of favorable development of prior years’ reserves. Excluding the impact of the unlocking of deferred policy acquisition costs, 2014 annuity segment net income is anticipated to be modestly lower than full year 2013, as growth in assets under management is expected to nearly offset an anticipated decline in the net interest spread. For the life segment, along with the assumption that mortality will return to modeled levels, some modest net investment income pressure is anticipated as a result of reinvestment rate assumptions, both of which are expected to result in a lower level of income compared to 2013. In addition to these segment-specific factors, the Company’s initiatives for customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios, will continue and result in expense levels comparable to 2013. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s estimate above. Additionally, see “Forward-looking Information” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2014 and 2013, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2014, net cash provided by operating activities increased compared to the same period in 2013, primarily due to an increase in investment income received and an absence of federal income tax payments in the current period.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2014 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $82 million, of which $12 million was paid during the three months ended March 31, 2014. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 8 — Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company’s annuity business produced net positive cash flows in the first three months of 2014. For the three months ended March 31, 2014, receipts from annuity contracts increased $10.1 million, or 11.2%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net of transfers from variable annuity accumulated cash values increased $16.7 million, or 26.9%, compared to the prior year. One of the Company’s subsidiaries is a member of the Federal Home Loan Bank of Chicago (“FHLB”) and received $250.0 million under funding agreements in December 2013. During the three months ended March 31, 2014, there was no change in the amounts outstanding under FHLB funding agreements.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (“NAIC”). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in “Notes to Consolidated Financial Statements — Note 8 — Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The total capital of the Company was $1,435.7 million at March 31, 2014, including $199.9 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 19.4% of total capital excluding unrealized investment gains and losses (16.6% including unrealized investment gains and losses) at March 31, 2014, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,197.8 million at March 31, 2014, including a net unrealized gain in the Company’s investment portfolio of $211.4 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $1,178.8 million and $29.00, respectively, at March 31, 2014. Book value per share was $29.47 at March 31, 2014 ($24.27 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at March 31, 2014 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $9.8 million for the three months ended March 31, 2014. In March 2014, the Board of Directors announced regular quarterly dividends of $0.23 per share.

During the first three months of 2014, the Company repurchased 136,976 shares of its common stock, or 0.3% of the outstanding shares on December 31, 2013, at an aggregate cost of $3.9 million, or an average price per share of $28.21 under its $50.0 million share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Stock Options” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The repurchase of shares was financed through use of cash. As of March 31, 2014, $24.5 million remained authorized for future share repurchases.

As of March 31, 2014, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.098%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of March 31, 2014, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of March 31, 2014, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on October 6, 2015. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.25%, which totaled 1.41%, as of March 31, 2014). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2014. During the three months ended March 31, 2014, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

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

Assigned ratings as of April 30, 2014 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. A.M. Best did revise the ratings outlook for the Company’s property and casualty insurance subsidiaries to “positive” from “stable”. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of April 30, 2014
S&P	A	(stable)	BBB	(stable)
Moody’s	A3	(stable)	Baa3	(stable)
A.M. Best
Horace Mann Life Insurance Company	A	(stable)	N.A.
HMEC’s property and casualty subsidiaries	A-	(positive)	N.A.
HMEC	N.A.		bbb	(stable)

N.A. – Not applicable.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. Subsequent to the March 3, 2014 SEC filing of the Company’s recent Form 10-K, information received from the FHCF indicated that the Company’s maximum for the 2013-2014 contract period had been revised to $20.9 million from $20.3 million, based on the FHCF’s financial resources, with no change in the retention, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida. The FHCF contract is a one-year contract, which began on June 1, 2013.

Information regarding the reinsurance program for the Company’s life segment is located in “Business — Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2014 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A:	Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on December 7, 2011 the Company’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended March 31, 2014, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

January 1 - 31	-	-	-	$28.4 million
February 1 - 28	135,152	$28.21	135,152	$24.6 million
March 1 - 31	1,824	$28.18	1,824	$24.5 million
Total	136,976	$28.21	136,976	$24.5 million

Item 5:	Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2014 which has not been filed with the SEC.

Item 6:	Exhibits

The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

(3)	Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit
No.	Description

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

10.1	Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011.

10.1(a)	First Amendment to Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013.

10.2	[Reserved]

10.3	[Reserved]

10.4	[Reserved]

10.5	[Reserved]

10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

Exhibit
No.	Description

10.6(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(e)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(g)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

10.7(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

10.7(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit
No.	Description

10.7(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.8*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.10*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

10.12*	Summary of HMEC Named Executive Officer Annualized Salaries.

10.13*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.14*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

Exhibit
No.	Description

10.14(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.15(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.16(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.16(b)*	HMSC Executive Severance Plan Schedule A Participants.

10.17*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.

Exhibit
No.	Description

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 9, 2014	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 9, 2014	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President and Chief Financial Officer

Date	May 9, 2014	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2014

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit
No.	Description

(3)	Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit
No.	Description

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

10.1	Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011.

10.1(a)	First Amendment to Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013.

10.2	[Reserved]

10.3	[Reserved]

10.4	[Reserved]

10.5	[Reserved]

10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

Exhibit
No.	Description

10.6(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(e)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(g)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

10.7(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

10.7(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit
No.	Description

10.7(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.8*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.10*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

10.12*	Summary of HMEC Named Executive Officer Annualized Salaries.

10.13*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.14*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

Exhibit
No.	Description

10.14(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.15(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.16(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.16(b)*	HMSC Executive Severance Plan Schedule A Participants.

10.17*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.

Exhibit
No.	Description

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

-6-