Form 10-Q
period 2014-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2014-11-07
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 41,914,409 shares of Common Stock, par value $0.001 per share, were outstanding, net of 23,308,430 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2014, the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 7, 2014

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2014, $6,323,042; 2013, $5,784,205)	$6,793,469	$6,009,573
Equity securities, available for sale, at fair value (cost 2014, $97,757; 2013, $84,754)	106,837	91,858
Short-term and other investments	406,165	438,042
Total investments	7,306,471	6,539,473
Cash	41,192	18,189
Deferred policy acquisition costs	217,669	245,355
Goodwill	47,396	47,396
Other assets	243,873	228,264
Separate Account (variable annuity) assets	1,786,363	1,747,995
Total assets	$9,642,964	$8,826,672

LIABILITIES AND SHAREHOLDERS’ EQUITY

Policy liabilities
Fixed annuity contract liabilities	$3,717,277	$3,515,865
Interest-sensitive life contract liabilities	788,337	777,292
Unpaid claims and claim expenses	305,061	291,627
Future policy benefits	232,088	223,295
Unearned premiums	226,716	221,114
Total policy liabilities	5,269,479	5,029,193
Other policyholder funds	601,561	346,292
Other liabilities	459,309	366,013
Short-term debt	38,000	38,000
Long-term debt, current and noncurrent	199,923	199,874
Separate Account (variable annuity) liabilities	1,786,363	1,747,995
Total liabilities	8,354,635	7,727,367
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2014, 64,194,604; 2013, 63,629,105	64	64
Additional paid-in capital	420,720	407,056
Retained earnings	1,045,066	1,000,312
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	270,007	133,990
Net funded status of pension and other postretirement benefit obligations	(11,776)	(11,776)
Treasury stock, at cost, 2014, 23,308,430 shares; 2013, 23,117,554 shares	(435,752)	(430,341)
Total shareholders’ equity	1,288,329	1,099,305
Total liabilities and shareholders’ equity	$9,642,964	$8,826,672

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues
Insurance premiums and contract charges earned	$179,030	$173,761	$533,571	$514,480
Net investment income	82,591	78,466	247,040	233,230
Net realized investment gains (losses)	3,511	(1,407)	8,673	20,872
Other income	388	1,064	2,244	3,470

Total revenues	265,520	251,884	791,528	772,052

Benefits, losses and expenses
Benefits, claims and settlement expenses	117,443	112,701	356,589	346,165
Interest credited	44,477	42,924	131,294	126,430
Policy acquisition expenses amortized	24,477	20,911	70,027	63,985
Operating expenses	39,875	41,407	119,033	119,239
Interest expense	3,543	3,553	10,635	10,656

Total benefits, losses and expenses	229,815	221,496	687,578	666,475

Income before income taxes	35,705	30,388	103,950	105,577
Income tax expense	10,348	6,789	29,775	28,971

Net income	$25,357	$23,599	$74,175	$76,606

Net income per share
Basic	$0.61	$0.59	$1.79	$1.93
Diluted	$0.60	$0.57	$1.76	$1.85

Weighted average number of shares and equivalent shares (in thousands)
Basic	41,514	40,001	41,353	39,767
Diluted	42,319	41,732	42,155	41,363

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(185)	$(11)	$(637)	$(974)
Portion of losses recognized in other comprehensive income	-	-	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	(185)	(11)	(637)	(974)
Realized gains (losses), net	3,696	(1,396)	9,310	21,846
Total	$3,511	$(1,407)	$8,673	$20,872

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Comprehensive income (loss)
Net income	$25,357	$23,599	$74,175	$76,606
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(11,548)	(36,296)	136,017	(221,849)
Change in net funded status of pension and other postretirement benefit obligations	-	-	-	-
Other comprehensive income (loss)	(11,548)	(36,296)	136,017	(221,849)
Total	$13,809	$(12,697)	$210,192	$(145,243)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2014	2013

Common stock, $0.001 par value
Beginning balance	$64	$62
Options exercised, 2014, 386,616 shares; 2013, 766,716 shares	-	1
Conversion of common stock units, 2014, 10,834 shares; 2013, 11,851 shares	-	-
Conversion of restricted stock units, 2014, 168,049 shares; 2013, 146,407 shares	-	-
Ending balance	64	63

Additional paid-in capital
Beginning balance	407,056	383,135
Options exercised and conversion of common stock units and restricted stock units	12,711	15,881
Share-based compensation expense	953	1,065
Ending balance	420,720	400,081

Retained earnings
Beginning balance	1,000,312	921,969
Net income	74,175	76,606
Cash dividends, 2014, $0.69 per share; 2013, $0.585 per share	(29,421)	(24,311)
Ending balance	1,045,066	974,264

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	122,214	367,089
Change in net unrealized gains and losses on fixed maturities and equity securities	136,017	(221,849)
Change in net funded status of pension and other postretirement benefit obligations	-	-
Ending balance	258,231	145,240

Treasury stock, at cost
Beginning balance, 2014, 23,117,554 shares; 2013, 22,943,925 shares	(430,341)	(426,452)
Acquisition of shares, 2014, 190,876 shares; 2013, 173,629 shares	(5,411)	(3,889)
Ending balance, 2014, 23,308,430 shares; 2013, 23,117,554 shares	(435,752)	(430,341)

Shareholders’ equity at end of period	$1,288,329	$1,089,307

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows - operating activities
Premiums collected	$527,567	$516,404
Policyholder benefits paid	(368,000)	(361,356)
Policy acquisition and other operating expenses paid	(202,692)	(192,196)
Federal income taxes paid	(17,392)	(24,801)
Investment income collected	240,119	227,716
Interest expense paid	(7,140)	(7,159)
Contribution to defined benefit pension plan trust fund	(2,000)	(3,103)
Other	(4,817)	(4,581)

Net cash provided by operating activities	165,645	150,924

Cash flows - investing activities
Fixed maturities
Purchases	(958,561)	(907,186)
Sales	198,191	270,329
Maturities, paydowns, calls and redemptions	269,732	361,925
Purchase of other invested assets	(5,000)	(25,000)
Net cash provided by (used in) short-term and other investments	29,353	(37,911)

Net cash used in investing activities	(466,285)	(337,843)

Cash flows - financing activities
Dividends paid to shareholders	(29,421)	(24,311)
Acquisition of treasury stock	(5,411)	(3,889)
Exercise of stock options	7,324	12,729
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	611,721	316,780
Benefits, withdrawals and net transfers to
Separate Account (variable annuity) assets	(237,016)	(202,447)
Life policy accounts
Deposits	864	1,136
Withdrawals and surrenders	(3,662)	(3,371)
Cash received (paid) related to repurchase agreements	(25,848)	121,285
Change in bank overdrafts	5,092	(401)

Net cash provided by financing activities	323,643	217,511

Net increase in cash	23,003	30,592

Cash at beginning of period	18,189	15,181

Cash at end of period	$41,192	$45,773

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014 and 2013

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2014, the consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2014 and 2013. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

	Unrealized Gains
	and Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, July 1, 2014	$281,555	$(11,776)	$269,779
Other comprehensive income (loss) before reclassifications	(9,265)	-	(9,265)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,283)	-	(2,283)
Net current period other comprehensive income (loss)	(11,548)	-	(11,548)
Ending balance, September 30, 2014	$270,007	$(11,776)	$258,231

Beginning balance, January 1, 2014	$133,990	$(11,776)	$122,214
Other comprehensive income (loss) before reclassifications	141,641	-	141,641
Amounts reclassified from accumulated other comprehensive income (loss)	(5,624)	-	(5,624)
Net current period other comprehensive income (loss)	136,017	-	136,017
Ending balance, September 30, 2014	$270,007	$(11,776)	$258,231

(1) All amounts are net of tax.
(2) The pretax amounts reclassified from accumulated other comprehensive income (loss), $3,512 and $8,652, are included in net realized investment gains and losses and the related tax expenses, $1,229 and $3,028, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2014, respectively.

Note 1 - Basis of Presentation-(Continued)

	Unrealized Gains
	and Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, July 1, 2013	$196,847	$(15,311)	$181,536
Other comprehensive income (loss) before reclassifications	(37,211)	-	(37,211)
Amounts reclassified from accumulated other comprehensive income (loss)	915	-	915
Net current period other comprehensive income (loss)	(36,296)	-	(36,296)
Ending balance, September 30, 2013	$160,551	$(15,311)	$145,240

Beginning balance, January 1, 2013	$382,400	$(15,311)	$367,089
Other comprehensive income (loss) before reclassifications	(208,283)	-	(208,283)
Amounts reclassified from accumulated other comprehensive income (loss)	(13,566)	-	(13,566)
Net current period other comprehensive income (loss)	(221,849)	-	(221,849)
Ending balance, September 30, 2013	$160,551	$(15,311)	$145,240

(1) All amounts are net of tax.
(2) The pretax amounts reclassified from accumulated other comprehensive income (loss), $(1,407) and $20,872, are included in net realized investment gains and losses and the related tax expenses (benefits), $(492) and $7,306, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in “Note 2 — Investments — Unrealized Gains and Losses on Fixed Maturities and Equity Securities”.

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index options contracts) to economically hedge risk associated with its fixed indexed annuity products’ contingent liabilities. The Company’s fixed indexed annuity product includes embedded derivative features that are discussed in “Note 1 — Basis of Presentation — Accounting Policy for Fixed Indexed Annuities”. The Company's investment portfolio includes no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there are no other embedded derivative features related to the Company’s insurance products.

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

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (2)
September 30, 2014
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (1):
Mortgage-backed securities	$494,650	$44,197	$4,334	$534,513	$-
Other, including
U.S. Treasury securities	490,611	20,583	7,482	503,712	-
Municipal bonds	1,460,938	162,032	5,865	1,617,105	-
Foreign government bonds	52,571	6,268	60	58,779	-
Corporate bonds	2,624,428	240,948	9,608	2,855,768	-
Other mortgage-backed securities	1,199,844	29,492	5,744	1,223,592	2,880
Totals	$6,323,042	$503,520	$33,093	$6,793,469	$2,880

Equity securities	$97,757	$11,882	$2,802	$106,837	$-

December 31, 2013
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (1):
Mortgage-backed securities	$555,574	$33,711	$19,560	$569,725	$-
Other, including
U.S. Treasury securities	449,060	9,865	23,351	435,574	-
Municipal bonds	1,425,441	80,701	34,615	1,471,527	-
Foreign government bonds	50,641	4,700	390	54,951	-
Corporate bonds	2,457,727	188,832	32,150	2,614,409	-
Other mortgage-backed securities	845,762	26,477	8,852	863,387	2,812
Totals	$5,784,205	$344,286	$118,918	$6,009,573	$2,812

Equity securities	$84,754	$10,723	$3,619	$91,858	$-

(1)     Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $319,596 and $336,193; Federal Home Loan Mortgage Corporation (“FHLMC”) of $419,913 and $427,172; and Government National Mortgage Association (“GNMA”) of $136,379 and $126,245 as of September 30, 2014 and December 31, 2013, respectively.

(2)     Related to securities for which an unrealized loss was bifurcated to distinguish the credit related portion and the portion driven by other market factors. Represents the amount of other-than-temporary impairment losses in AOCI which was not included in earnings; amounts also include unrealized gains/(losses) on such impaired securities relating to changes in the fair value of those securities subsequent to the impairment measurement date.

Compared to December 31, 2013, the increase in net unrealized gains at September 30, 2014 was due to lower yields on U.S. Treasury securities and slightly narrower credit spreads across most asset classes except for below investment grade securities in 2014, the combination of which resulted in an increase in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

Note 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at September 30, 2014 and December 31, 2013, respectively. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2014 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of future cash flows exceeds the amortized cost bases. In addition, management expects to recover the entire cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at September 30, 2014.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$5,215	$121	$60,111	$4,213	$65,326	$4,334
Other	39,248	195	127,454	7,287	166,702	7,482
Municipal bonds	50,593	223	75,448	5,642	126,041	5,865
Foreign government bonds	3,940	60	-	-	3,940	60
Corporate bonds	232,074	3,571	120,928	6,037	353,002	9,608
Other mortgage-backed securities	431,870	2,809	99,814	2,935	531,684	5,744
Total fixed maturity securities	762,940	6,979	483,755	26,114	1,246,695	33,093
Equity securities (1)	14,004	1,279	26,559	1,523	40,563	2,802
Combined totals	$776,944	$8,258	$510,314	$27,637	$1,287,258	$35,895

Number of positions with a gross unrealized loss	291		149		440
Fair value as a percentage of total fixed maturities and equity securities fair value	11.3%		7.4%		18.7%

December 31, 2013
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$150,602	$19,145	$1,383	$415	$151,985	$19,560
Other	249,765	22,479	4,450	872	254,215	23,351
Municipal bonds	375,523	26,529	42,899	8,086	418,422	34,615
Foreign government bonds	6,738	390	-	-	6,738	390
Corporate bonds	582,849	28,634	12,948	3,516	595,797	32,150
Other mortgage-backed securities	274,983	8,300	20,008	552	294,991	8,852
Total fixed maturity securities	1,640,460	105,477	81,688	13,441	1,722,148	118,918
Equity securities (1)	32,392	3,117	1,405	502	33,797	3,619
Combined totals	$1,672,852	$108,594	$83,093	$13,943	$1,755,945	$122,537

Number of positions with a gross unrealized loss	534		46		580
Fair value as a percentage of total fixed maturities and equity securities fair value	27.4%		1.4%		28.8%

(1) Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 87% of the gross unrealized loss as of September 30, 2014. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of September 30, 2014 and 2013 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income (loss):

	Nine Months Ended
	September 30,
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

	Percent of Total Fair Value		September 30, 2014
	September 30,	December 31,	Fair	Amortized
	2014	2013	Value	Cost
Estimated expected maturity:
Due in 1 year or less	4.2%	4.1%	$288,311	$268,346
Due after 1 year through 5 years	23.9	20.9	1,626,049	1,513,450
Due after 5 years through 10 years	40.1	38.4	2,718,736	2,530,472
Due after 10 years through 20 years	19.0	20.8	1,291,192	1,201,781
Due after 20 years	12.8	15.8	869,181	808,993
Total	100.0%	100.0%	$6,793,469	$6,323,042

Average option-adjusted duration, in years	5.9	6.3

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fixed maturity securities
Proceeds received	$98,942	$56,343	$198,191	$270,329
Gross gains realized	5,871	1,807	9,998	16,197
Gross losses realized	(4,421)	(4,117)	(5,399)	(4,598)

Equity securities
Proceeds received	$3,489	$3,742	$11,980	$14,875
Gross gains realized	722	531	2,196	3,875
Gross losses realized	(86)	(103)	(267)	(490)

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$317,791	$220,668	$146,489	$423,004
Change in unrealized investment gains and losses	(10,189)	(41,288)	163,613	(231,116)
Reclassification of net realized investment (gains) losses to net income	(1,824)	1,193	(4,324)	(11,315)
End of period	$305,778	$180,573	$305,778	$180,573

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$7,955	$3,266	$4,618	$720
Change in unrealized investment gains and losses	(1,594)	(679)	2,584	3,840
Reclassification of net realized investment (gains) losses to net income	(459)	(278)	(1,300)	(2,251)
End of period	$5,902	$2,309	$5,902	$2,309

Repurchase Agreements

The Company entered into repurchase agreements to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.

Note 2 - Investments-(Continued)

As part of repurchase agreements, the Company transfers primarily U.S. Government, government agency and corporate securities and receives cash. For the repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in high quality floating rate fixed maturity securities. The Company accounts for the repurchase agreements as collateralized borrowings. The securities transferred under repurchase agreements are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $0 and $24,791 as of September 30, 2014 and December 31, 2013, respectively. The obligation for securities sold under agreement to repurchase was $0 and $25,864, including accrued interest, as of September 30, 2014 and December 31, 2013, respectively.

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

Net Amounts
of Assets/
		Gross	Liabilities	Gross Amounts Not Offset
		Amounts	Presented	in the Consolidated
		Offset in the	in the	Balance Sheet
		Consolidated	Consolidated		Cash
	Gross	Balance	Balance	Financial	Collateral	Net
	Amounts	Sheet	Sheet	Instruments	Received	Amount
September 30, 2014
Asset derivatives:
Free-standing derivatives	$1,276	$-	$1,276	$-	$1,145	$131

Deposits

At September 30, 2014 and December 31, 2013, securities with a fair value of $18,338 and $17,967, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at September 30, 2014 and December 31, 2013, securities with a fair value of $551,451 and $274,437, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $500,000 and $250,000, respectively. The deposited securities are included in fixed maturities on the Company’s Consolidated Balance Sheets.

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

Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at a point in time is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, specifically in “Note 3 — Fair Value of Financial Instruments”. Transactions subsequent to December 31, 2013 have resulted in additional components which are described below.

Short-term and Other Investments

Short-term and other investments are comprised of short-term fixed income securities, derivative instruments (all call options), policy loans, mortgage loans, and restricted FHLB membership and activity stocks, as well as certain alternative investments which are accounted for as equity method investments and therefore excluded from the fair value tabular disclosures.

In summary, the following investments in this caption are carried at fair value:

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

The following investments in this caption are not carried at fair value; disclosure is provided:

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

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At September 30, 2014, Level 3 invested assets comprised approximately 2.3% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2014
Financial Assets
Investments
Fixed maturities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$534,513	$534,513	$-	$534,513	$-
Other, including
U.S. Treasury securities	503,712	503,712	17,697	486,015	-
Municipal bonds	1,617,105	1,617,105	-	1,603,962	13,143
Foreign government bonds	58,779	58,779	-	58,779	-
Corporate bonds	2,855,768	2,855,768	10,441	2,779,670	65,657
Other mortgage-backed securities	1,223,592	1,223,592	-	1,136,351	87,241
Total fixed maturities	6,793,469	6,793,469	28,138	6,599,290	166,041
Equity securities	106,837	106,837	88,640	18,191	6
Short-term investments	162,217	162,217	162,217	-	-
Other investments	11,276	11,276	-	11,276	-
Totals	7,073,799	7,073,799	278,995	6,628,757	166,047
Separate Account (variable annuity) assets (1)	1,786,363	1,786,363	1,786,363	-	-
Financial Liabilities
Other policyholder funds, embedded derivatives	13,082	13,082	-	-	13,082

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company transferred one equity security from Level 2 to Level 1 during the nine months ended September 30, 2014. The following tables present reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance July 1, 2014	$13,054	$73,926	$52,522	$139,502	$6	$139,508	$6,915
Transfers into Level 3 (2)	-	-	35,000	35,000	-	35,000	-
Transfers out of Level 3 (2)	-	(3,510)	-	(3,510)	-	(3,510)	-
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-	-	70
Net unrealized gains (losses) included in other comprehensive income	212	(180)	(137)	(105)	-	(105)	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	6,179
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(123)	(4,580)	(143)	(4,846)	-	(4,846)	(82)
Ending balance, September 30, 2014	$13,143	$65,656	$87,242	$166,041	$6	$166,047	$13,082

Beginning balance, January 1, 2014	$2,694	$60,826	$46,009	$109,529	$6	$109,535	$-
Transfers into Level 3 (2)	10,056	12,452	42,109	64,617	-	64,617	-
Transfers out of Level 3 (2)	-	(3,510)	(519)	(4,029)	-	(4,029)	-
Total gains or losses
Net realized gains (losses) included in net income	-	-	(26)	(26)	-	(26)	139
Net unrealized gains (losses) included in other comprehensive income	646	2,380	155	3,181	-	3,181	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	13,035
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(253)	(6,492)	(486)	(7,231)	-	(7,231)	(92)
Ending balance, September 30, 2014	$13,143	$65,656	$87,242	$166,041	$6	$166,047	$13,082

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Transfers into and out of Level 3 during the three and nine months ended September 30, 2014 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Note 3 - Fair Value of Financial Instruments-(Continued)

	Financial Assets
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance July 1, 2013	$3,764	$56,590	$49,343	$109,697	$6	$109,703
Transfers into Level 3 (1)	5,546	9,315	23,828	38,689	-	38,689
Transfers out of Level 3 (1)	(800)	-	(1,881)	(2,681)	-	(2,681)
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	(123)	104	(20)	(39)	-	(39)
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	-	-	-	-	-
Paydowns, maturities and distributions	(72)	(1,718)	(8,260)	(10,050)	-	(10,050)
Ending balance, September 30, 2013	$8,315	$64,291	$63,010	$135,616	$6	$135,622

Beginning balance, January 1, 2013	$12,275	$85,722	$33,172	$131,169	$340	$131,509
Transfers into Level 3 (1)	9,453	32,754	67,827	110,034	-	110,034
Transfers out of Level 3 (1)	(800)	(50,341)	(20,284)	(71,425)	-	(71,425)
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	(474)	(1,605)	(438)	(2,517)	-	(2,517)
Purchases	-	-	-	-	-	-
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	(334)	(334)
Settlements	-	-	-	-	-	-
Paydowns, maturities and distributions	(12,139)	(2,239)	(17,267)	(31,645)	-	(31,645)
Ending balance, September 30, 2013	$8,315	$64,291	$63,010	$135,616	$6	$135,622

(1)	Transfers into and out of Level 3 during the three and nine months ended September 30, 2013 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At September 30, 2014 and 2013, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the three and nine months ended September 30, 2014, realized gains/(losses) of $70 and $139, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held.

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets classified as Level 3 are subject to the control processes as described in “Note 3 — Fair Value of Financial Instruments — Investments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Generally, valuation for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as fixed maturities.

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

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2014
Financial Assets
Investments
Other investments	$143,751	$148,081	$-	$-	$148,081
Financial Liabilities
Fixed annuity contract liabilities	3,717,277	3,491,512	-	-	3,491,512
Policyholder account balances on interest-sensitive life contracts	77,639	78,706	-	-	78,706
Other policyholder funds	588,479	588,479	-	500,055	88,424
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,923	212,432	212,432	-	-
Other liabilities, repurchase agreement obligations	-	-	-	-	-

December 31, 2013
Financial Assets
Investments
Other investments	$140,685	$144,921	$-	$-	$144,921
Financial Liabilities
Fixed annuity contract liabilities	3,515,865	3,302,333	-	-	3,302,333
Policyholder account balances on interest-sensitive life contracts	78,598	79,678	-	-	79,678
Other policyholder funds	346,292	346,292	-	250,000	96,292
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,874	218,565	218,565	-	-
Other liabilities, repurchase agreement obligations	25,864	25,864	-	25,864	-

Note 4 - Debt

Indebtedness outstanding was as follows:

	September 30,	December 31,
	2014	2013
Short-term debt:
Bank Credit Facility, expires July 30, 2019	$38,000	$38,000
Long-term debt, current and noncurrent (1):
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $18 and $38 (6.1% imputed rate)	74,982	74,962
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $59 and $88 (6.9% imputed rate)	124,941	124,912
Total	$237,923	$237,874

(1)    The Company designates debt obligations as “long-term” based on maturity date at issuance.

The 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Effective July 30, 2014, the Bank Credit Facility agreement was amended and restated to extend the commitment termination date to July 30, 2019 from the previous termination date of October 6, 2015 and to decrease the interest rate spread relative to Eurodollar base rates. The financial covenants within the agreement were not changed. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%, which totaled 1.30%, as of September 30, 2014). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2014.

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Three months ended September 30, 2014
Premiums written and contract deposits	$328,525	$6,668	$889	$322,746
Premiums and contract charges earned	184,770	6,677	937	179,030
Benefits, claims and settlement expenses	122,883	6,451	1,011	117,443

Three months ended September 30, 2013
Premiums written and contract deposits	$312,351	$7,162	$844	$306,033
Premiums and contract charges earned	179,969	7,094	886	173,761
Benefits, claims and settlement expenses	114,261	2,602	1,042	112,701

Nine months ended September 30, 2014
Premiums written and contract deposits	$893,125	$20,011	$2,300	$875,414
Premiums and contract charges earned	551,672	20,463	2,362	533,571
Benefits, claims and settlement expenses	366,923	12,580	2,246	356,589

Nine months ended September 30, 2013
Premiums written and contract deposits	$838,615	$22,074	$2,273	$818,814
Premiums and contract charges earned	534,621	22,455	2,314	514,480
Benefits, claims and settlement expenses	351,274	7,251	2,142	346,165

Note 6 - Segment Information

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Insurance premiums and contract charges earned
Property and casualty	$145,520	$140,812	$434,070	$418,205
Annuity	6,654	5,895	19,031	16,714
Life	26,856	27,054	80,470	79,561
Total	$179,030	$173,761	$533,571	$514,480

Net investment income
Property and casualty	$8,877	$8,824	$27,617	$26,894
Annuity	56,026	52,175	166,221	154,818
Life	17,915	17,703	53,891	52,232
Corporate and other	3	2	7	6
Intersegment eliminations	(230)	(238)	(696)	(720)
Total	$82,591	$78,466	$247,040	$233,230

Net income (loss)
Property and casualty	$11,769	$11,037	$30,691	$25,363
Annuity	10,264	11,605	34,076	31,896
Life	3,916	5,884	12,813	15,752
Corporate and other	(592)	(4,927)	(3,405)	3,595
Total	$25,357	$23,599	$74,175	$76,606

	September 30,	December 31,
	2014	2013
Assets
Property and casualty	$1,079,649	$1,001,561
Annuity	6,496,985	5,963,348
Life	1,941,982	1,743,084
Corporate and other	156,124	154,557
Intersegment eliminations	(31,776)	(35,878)
Total	$9,642,964	$8,826,672

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

For the three months ended September 30, 2014, the Company’s net income of $25.4 million represented an increase of $1.8 million compared to the prior year, led by strong property and casualty segment results, as well as solid earnings in the annuity and life segments and an increase in realized investment gains. After-tax net realized investment gains were $2.3 million compared to realized investment losses of $0.9 million a year earlier. For the property and casualty segment, net income of $11.8 million increased $0.7 million compared to the third quarter of 2013, reflecting a decreased level of catastrophe losses and continued improvement in automobile underlying results, partially offset by an elevated level of non-catastrophe losses in property. Annuity segment net income of $10.3 million for the current period decreased $1.3 million compared to the third quarter of 2013, as an increase in the amount of interest margin earned on fixed annuity assets — driven by the growth in assets under management and continued solid investment portfolio performance — was more than offset by an unfavorable variance in the impact of deferred policy acquisition costs unlocking. Life segment net income of $3.9 million decreased $1.9 million compared to the third quarter of 2013 due to a more normal level of mortality costs, compared to the favorable experience in the prior year.

For the nine months ended September 30, 2014, the Company’s net income of $74.2 million represented a decrease of $2.4 million compared to the prior year, as improvement in property and casualty segment and annuity segment results, as well as solid earnings in the life segment were offset by a decrease in realized investment gains. After-tax net realized investment gains of $5.6 million were $7.9 million less than a year earlier. For the property and casualty segment, net income of $30.7 million increased $5.3 million compared to the first nine months of 2013. The property and casualty combined ratio was 97.5% for the first nine months of 2014, a 1.9 percentage point improvement compared to 99.4% for the same period in 2013. Automobile current accident year non-catastrophe underwriting results improved, coupled with a slightly higher level of favorable development of prior years’ reserves. Homeowners current accident year non-catastrophe underwriting results declined compared to the first nine months of 2013, reflecting a recent trend of more severe non-catastrophe weather-related losses. Catastrophe losses decreased modestly in the current period, representing a $1.1 million after-tax increase to net income compared to the first nine months of 2013. Annuity segment net income of $34.1 million for the current period increased $2.2 million compared to the first nine months of 2013, due to an increase in the amount of interest margin earned on fixed annuity assets — driven by the growth in assets under management and continued solid investment portfolio performance. For the nine months, unlocking of deferred policy acquisition costs had a $0.9 million negative pretax impact in the current period, compared to a $1.9 million pretax positive impact in the prior year. Life segment net income of $12.8 million decreased $2.9 million compared to the first nine months of 2013 due to a more normal level of mortality costs, consistent with actuarial expectations, partially offset by growth in investment income in the current period.

Premiums written and contract deposits increased 7% compared to the first nine months of 2013 primarily due to an increase in the amount of annuity single premium and rollover deposits received in the current period, as well as the favorable premium impact from increases in average premium per policy for both homeowners and automobile. Annuity deposits received were 14% greater than the prior year. Property and casualty segment premiums written increased 3% compared to the prior year. Life segment insurance premiums and contract deposits were comparable to the first nine months of the prior year.

The Company’s book value per share was $31.51 at September 30, 2014, an increase of 16% compared to 12 months earlier. This increase reflected net income for the trailing 12 months and an increase in net unrealized investment gains due to narrower credit spreads across most asset classes and lower yields on long maturity U.S. Treasury securities, the combination of which resulted in an increase in net unrealized gains for the Company’s holdings of fixed income and equity securities. At September 30, 2014, book value per share excluding investment fair value adjustments was $24.91, representing an 8% increase compared to 12 months earlier.

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

Compared to December 31, 2013, at September 30, 2014 there were no material changes to the accounting policies for the areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

	Nine Months Ended		Change From
	September 30,		Prior Year
	2014	2013	Percent	Amount
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property & casualty (1)	$440.0	$428.6	2.7%	$11.4
Annuity deposits	361.7	316.8	14.2%	44.9
Life	73.7	73.4	0.4%	0.3
Total	$875.4	$818.8	6.9%	$56.6

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property & casualty (1)	$434.1	$418.2	3.8%	$15.9
Annuity	19.0	16.7	13.8%	2.3
Life	80.5	79.6	1.1%	0.9
Total	$533.6	$514.5	3.7%	$19.1

(1)	Includes voluntary business and an immaterial amount of involuntary business. Voluntary business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines. Involuntary business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

For the three months ended September 30, 2014, the Company’s premiums written and contract deposits of $322.7 million increased $16.7 million, or 5.5%, compared to the prior year, led by the annuity segment. For the first nine months of 2014, the Company’s premiums written and contract deposits of $875.4 million increased $56.6 million, or 6.9%, compared to the prior year, also led by the annuity segment. The Company’s premiums and contract charges earned increased $5.3 million, or 3.0%, compared to the third quarter of 2013 and increased $19.1 million, or 3.7%, compared to the nine months ended September 30, 2013, primarily due to increases in average premium per policy for both homeowners and automobile.

Total voluntary automobile and homeowners premiums written increased 2.7%, or $11.6 million, in the first nine months of 2014. Average written premium per policy for both automobile and homeowners increased compared to the prior year, with the impact partially offset by a reduced level of policies in force in the current period. For 2014, the Company’s full year rate plan anticipates mid-single digit average rate increases (including states with no rate actions) for both automobile and homeowners; rate actions during the first nine months of 2014 were consistent with those plans. For full year 2013, the Company’s average approved rate changes (including states with no rate actions) for automobile and homeowners were 6% and 9%, respectively. At September 30, 2014, there were 481,000 voluntary automobile and 230,000 homeowners policies in force, for a total of 711,000 policies, compared to a total of 717,000 policies at December 31, 2013 and 722,000 policies at September 30, 2013.

Based on policies in force, the current year voluntary automobile 12-month retention rate for new and renewal policies was 84.5% compared to 85.0% at September 30, 2013. The property 12-month new and renewal policy retention rate was 88.2% at September 30, 2014 compared to 89.2% at September 30, 2013. Although modestly lower than 12 months earlier, the retention rates have been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans, particularly for voluntary automobile business.

Voluntary automobile premiums written increased 2.5%, or $7.0 million, compared to the first nine months of 2013. In the first nine months of 2014, the average written premium per policy and average earned premium per policy increased approximately 3% and 4%, respectively, compared to a year earlier, which was partially offset by the decline in policies in force. Voluntary automobile policies in force at September 30, 2014 decreased 1,000 compared to December 31, 2013 and decreased 5,000 compared to September 30, 2013. The number of educator policies represented approximately 84% of the voluntary automobile policies in force at September 30, 2014 and December 31, 2013 compared to approximately 83% at September 30, 2013.

Voluntary homeowners premiums written increased 3.1%, or $4.6 million, compared to the first nine months of 2013. The average written and earned premium per policy both increased approximately 5% in the first nine months of 2014 compared to a year earlier. In addition, reduced catastrophe reinsurance costs benefitted the current period by approximately $2 million. Homeowners policies in force at September 30, 2014 decreased 5,000 compared to December 31, 2013 and decreased 6,000 compared to September 30, 2013. The number of educator policies represented approximately 80% of the homeowners policies in force at September 30, 2014, compared to approximately 79% at both December 31, 2013 and September 30, 2013. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in 2014 the Company initiated a program to further address homeowners profitability and hurricane exposure issues in Florida. The Company expects to non-renew about 4,800 policies, approximately 95% of its remaining Florida book of property business, starting with June 2014 policy effective dates. As of September 30, 2014, approximately 2,000 of the policies in the non-renewal program have been terminated. While this program will impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners longer-term underwriting results.

For the nine months ended September 30, 2014, total annuity deposits received increased 14.2%, or $44.9 million, compared to the prior year, driven by a 22.6% increase in single premium and rollover deposit receipts accompanied by a 2.3% increase in recurring deposit receipts. As further described in “Sales” below, the Company’s recently introduced fixed indexed annuity contract contributed to the current period favorable result. In the first nine months of 2014, new deposits to fixed accounts of $259.3 million increased 18.0%, or $39.6 million, and new deposits to variable accounts of $102.4 million increased 5.5%, or $5.3 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by Horace Mann’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $5.6 billion at September 30, 2014 increased 8.2% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention and financial market performance. Cash value retentions for variable and fixed annuity options were 94.2% and 94.8%, respectively, for the 12 month period ended September 30, 2014, with variable increasing slightly and fixed declining slightly, compared to a year earlier. At September 30, 2014, the number of annuity contracts outstanding of 199,000 increased 4,000 contracts compared to December 31, 2013 and 7,000 contracts compared to September 30, 2013.

Variable annuity accumulated balances of $1.8 billion at September 30, 2014 increased 9.7% compared to September 30, 2013, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 13.8%, or $2.3 million, compared to the first nine months of 2013.

Life segment premiums and contract deposits for the first nine months of 2014 increased 0.4%, or $0.3 million, compared to the prior year, due to the favorable impact of new business growth. The ordinary life insurance in force lapse ratio was 4.1% for the 12 months ended September 30, 2014 compared to 4.4% for the 12 months ended September 30, 2013.

Sales

For the first nine months of 2014, property and casualty new annualized sales premiums increased 1.0% compared to the first nine months of 2013, as growth in new automobile sales was nearly offset by a decline in homeowners sales. The current period decline in homeowners sales was largely due to continued risk mitigation initiatives.

For sales by Horace Mann’s agency force, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years resulting in a 25.2% increase compared to the first nine months of 2013. Sales from the independent agent distribution channel, which are largely single premium and rollover annuity deposits, increased 0.4% compared to a year ago. As a result, total Horace Mann annuity sales from the combined distribution channels increased 22.0% compared to the nine months ended September 30, 2013, led by sales of the Company’s new fixed indexed annuity product as described below. Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 17.1% compared to the first nine months of 2013, and single premium and rollover deposits for Horace Mann annuity products increased

22.7% compared to the prior year. In February 2014, the Company expanded its annuity product portfolio by introducing a fixed indexed annuity contract. This new product has been well received by the Company’s customers and represented approximately one-third of total annuity sales for the current nine months, largely single premium and rollover deposits. Previously, the Company had entered into third-party vendor agreements to offer an indexed annuity product underwritten by the third parties.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, has contributed to the increase in sales of proprietary life products. For the nine months ended September 30, 2014, sales of Horace Mann’s proprietary life insurance products totaled $7.3 million, representing an increase of 15.9%, compared to the prior year.

Distribution System

At September 30, 2014, there was a combined total of 719 Exclusive Agencies and Employee Agents, compared to 759 at December 31, 2013 and 736 at September 30, 2013. The Company has begun to introduce higher quality standards for agents and agencies focused on improving both customer experiences and agent productivity. These higher standards contributed to the current period turnover.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 477 authorized agents at September 30, 2014. During the first nine months of 2014, this channel generated $27.4 million in annualized new annuity sales for the Company compared to $27.3 million for the first nine months of 2013, with the new business in both periods primarily comprised of single and rollover deposit business.

Net Investment Income

For the three months ended September 30, 2014, pretax investment income of $82.6 million increased 5.4%, or $4.2 million, (5.1%, or $2.7 million, after tax) compared to the prior year. Pretax investment income of $247.0 million for the nine months ended September 30, 2014 increased 5.9%, or $13.8 million, (5.7%, or $8.9 million, after tax) compared to the prior year. The increase reflected growth in the size of the average investment portfolio on an amortized cost basis and continued strong performance in the fixed maturity and alternative investment portfolios accompanied by the effects of increased prepayment activity in the asset-backed securities portfolio in the current nine month period. Average invested assets increased 6.7% over the 12 months ended September 30, 2014. The average pretax yield on the investment portfolio was 5.33% (3.58% after tax) for the first nine months of 2014, compared to the pretax yield of 5.37% (3.61% after tax) a year earlier. During the first nine months of 2014, management continued to identify and secure investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses

For the three months ended September 30, 2014, net realized investment gains (pretax) were $3.5 million compared to net realized investment losses of $1.4 million in the same period in the prior year. For the nine months, net realized investment gains (pretax) were $8.7 million and $20.9 million in 2014 and 2013, respectively. The net gains and losses in both periods were realized primarily from ongoing investment portfolio management activity. Impairment charges of $0.6 million in 2014 and $1.0 million in 2013 were recorded in the nine months ended September 30.

For the first nine months of 2014, the Company’s net realized investment gains of $8.7 million included $15.1 million of gross gains realized on security sales and calls partially offset by $5.8 million of realized losses on securities that were disposed of during the nine months, primarily mortgage-backed and municipal securities, and the $0.6 million impairment charge recorded on seven securities.

For the first nine months of 2013, the Company’s net realized investment gains of $20.9 million included $27.1 million of gross gains realized on security sales and calls partially offset by $5.2 million of realized losses on securities that were disposed of during the nine months, primarily municipal securities, and the $1.0 million impairment charge recorded on two securities. The impairment charge included $0.9 million recorded in the second quarter attributable to one general obligation bond.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are due to issuer-specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2013, yields on U.S. Treasury securities decreased and credit spreads were slightly narrower across most asset classes except for below investment grade securities in 2014, the combination of which resulted in an increase in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

	September 30, 2014
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	83	$536.5	$494.3	$42.2
Energy	69	287.1	260.1	27.0
Utilities	45	221.9	191.0	30.9
Insurance	39	210.7	181.8	28.9
Real estate	35	165.4	156.0	9.4
Technology	36	160.5	155.2	5.3
Broadcasting and Media	29	146.1	131.6	14.5
Transportation	27	143.1	133.3	9.8
Telecommunications	25	133.5	125.2	8.3
Metal and Mining	18	132.3	127.4	4.9
All Other Corporates (1)	199	718.8	668.7	50.1
Total corporate bonds	605	2,855.9	2,624.6	231.3
Mortgage-backed securities
U.S. Government and federally sponsored agencies	386	534.5	494.6	39.9
Commercial (2)	48	153.0	151.3	1.7
Other	22	40.4	38.0	2.4
Municipal bonds (3)	504	1,617.1	1,460.9	156.2
Government bonds
U.S.	9	503.7	490.6	13.1
Foreign	9	58.8	52.6	6.2
Collateralized debt obligations (4)	86	522.4	519.0	3.4
Asset-backed securities	93	507.7	491.5	16.2
Total fixed maturity securities	1,762	$6,793.5	$6,323.1	$470.4

Equity securities
Non-redeemable preferred stocks	13	$21.9	$22.3	$(0.4)
Common stocks	169	65.6	55.4	10.2
Closed-end fund	1	19.3	20.0	(0.7)
Total equity securities	183	$106.8	$97.7	$9.1

Total	1,945	$6,900.3	$6,420.8	$479.5

(1)	The All Other Corporates category contains 20 additional industry classifications. Health care, natural gas, industry, gaming, food and beverage and consumer products represented $505.2 million of fair value at September 30, 2014, with the remaining 14 classifications each representing less than $56 million.
(2)	At September 30, 2014, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.

(Continued on next page)

Fixed Maturity Securities and Equity Securities Portfolios - (Continued)

(3)	Holdings are geographically diversified, approximately 51% are tax-exempt and 79% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2014.
(4)	Based on fair value, 95.6% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2014.

At September 30, 2014, the Company’s diversified fixed maturity securities portfolio consisted of 2,184 investment positions, issued by 1,762 entities, and totaled approximately $6.8 billion in fair value. This portfolio was 96.1% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At September 30, 2014, 95.2% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	Percent of Portfolio
	Fair Value		September 30, 2014
	December 31,	September 30,	Fair	Amortized
	2013	2014	Value	Cost or Cost
Fixed maturity securities
AAA	6.1%	7.1%	$484.1	$471.1
AA (2)	33.4	36.3	2,468.6	2,301.4
A	25.7	24.2	1,641.4	1,492.8
BBB	30.3	28.5	1,932.7	1,796.8
BB	2.5	1.9	131.0	126.9
B	1.8	1.7	112.6	111.2
CCC or lower	0.1	0.1	6.9	6.6
Not rated (3)	0.1	0.2	16.2	16.3
Total fixed maturity securities	100.0%	100.0%	$6,793.5	$6,323.1
Equity securities
AAA	-	-	-	-
AA	4.5%	3.9%	$4.2	$4.1
A	3.3	-	-	-
BBB	33.0	33.2	35.5	36.7
BB	1.5	1.4	1.5	1.5
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated (4)	57.7	61.5	65.6	55.4
Total equity securities	100.0%	100.0%	$106.8	$97.7

Total			$6,900.3	$6,420.8

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)	At September 30, 2014, the AA rated fair value amount included $503.7 million of U.S. Government and federally sponsored agency securities and $538.3 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)	This category represents private placement securities not rated by either S&P or Moody's.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At September 30, 2014, the fixed maturity securities and equity securities portfolios had a combined $35.9 million pretax of gross unrealized losses on $1,287.3 million fair value related to 440 positions. Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 6 were trading below 80% of book value at September 30, 2014 and were not considered other-than-temporarily impaired. These positions had fair value of $9.5 million, representing 0.1% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $4.0 million.

The Company views the unrealized losses of all of the securities at September 30, 2014 as temporary. Therefore, no impairment of these securities was recorded at September 30, 2014. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Nine Months Ended		Change From
	September 30,		Prior Year
	2014	2013	Percent	Amount

Property and casualty	$304.8	$300.1	1.6%	$4.7
Annuity	1.7	1.4	21.4%	0.3
Life	50.1	44.7	12.1%	5.4
Total	$356.6	$346.2	3.0%	$10.4

Property and casualty catastrophe losses, included above (1)	$35.5	$37.3	-4.8%	$(1.8)

(1) See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Nine Months Ended
	September 30,
	2014	2013
Incurred claims and claim expenses: Claims occurring in the current year	$316.2	$310.0
Decrease in estimated reserves for claims occurring in prior years (2)	(11.4)	(9.9)
Total claims and claim expenses incurred	$304.8	$300.1
Property and casualty loss ratio:
Total	70.2%	71.8%
Effect of catastrophe costs, included above (1)	8.1%	9.0%
Effect of prior years’ reserve development, included above (2)	-2.6%	-2.4%

(1)	Property and casualty catastrophe losses were incurred as follows:

	2014	2013
Three months ended
March 31	$6.3	$5.7
June 30	23.5	22.5
September 30	5.7	9.1
Total year-to-date	$35.5	$37.3

(2)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs indicating that the actual and remaining projected losses for prior years are below the level anticipated in the previous December 31 loss reserve estimate.

	2014	2013
Three months ended
March 31	$(4.0)	$(3.3)
June 30	(3.0)	(2.6)
September 30	(4.4)	(4.0)
Total year-to-date	$(11.4)	$(9.9)

For the three months ended September 30, 2014, the Company’s benefits, claims and settlement expenses increased $4.7 million, or 4.2%, compared to the prior year including a more normal level of life mortality costs and an elevated level of non-catastrophe losses in homeowners in the current period. In the third quarter of 2014, the property and casualty non-catastrophe current accident year loss ratio of 67.7% increased 2.0 percentage points compared to the prior year, reflecting improvement in the current accident year automobile loss ratio offset by an elevated level of non-catastrophe losses in the homeowners line, as well as homeowners current accident year reserve strengthening — also primarily related to non-catastrophe weather.

For the nine months ended September 30, 2014, the Company’s benefits, claims and settlement expenses increased $10.4 million, or 3.0%, compared to the prior year primarily reflecting the more normal level of life mortality costs in the current period and an increase in homeowners current accident year non-catastrophe losses. Current period mortality costs were consistent with actuarial expectations and variability in the Company’s life mortality experience is not unexpected considering the size of Horace Mann’s life insurance in force.

For the first nine months of 2014, the favorable development of prior years’ property and casualty reserves of $11.4 million was primarily for accident years 2012 and prior and predominantly the result of favorable frequency and severity trends in automobile liability loss emergence. For the nine months ended September 30, 2013, favorable development of prior years’ property and casualty reserves of $9.9 million was primarily the result of favorable frequency and severity trends in automobile loss emergence for accident years 2011 and prior.

For the nine months ended September 30, 2014, the voluntary automobile loss ratio of 69.0% decreased by 2.2 percentage points compared to the prior year, including (1) the favorable impacts of lower current accident year non-catastrophe losses for 2014 and rate actions taken in recent years, (2) development of prior years’ reserves that had a 0.2 percentage point more favorable impact in the current year partially offset by (3) increased catastrophe losses for this line of business which represented a 0.3 percentage point increase in the current accident year loss ratio. In the second quarter of 2014, hailstorms in May and June, particularly in the Midwest and Southeast, had a more severe impact on this line of business. While the first quarter 2014 winter weather impacted collision and physical damage claims, for the nine months the Company had improved automobile liability experience compared to the same period in the prior year. The homeowners loss ratio of 72.5% for the nine months ended September 30, 2014 increased 0.4 percentage points compared to a year earlier, including a 3.1 percentage point decrease due to a smaller impact from catastrophe costs. Catastrophe costs represented 20.3 percentage points of the homeowners loss ratio for the current period compared to 23.4 percentage points for the prior year period. In the current period, homeowners losses reflected a recent trend of more severe non-catastrophe weather-related and fire losses.

Interest Credited to Policyholders

	Nine Months Ended		Change From
	September 30,		Prior Year
	2014	2013	Percent	Amount

Annuity	$98.7	$94.3	4.7%	$4.4
Life	32.6	32.1	1.6%	0.5
Total	$131.3	$126.4	3.9%	$4.9

For the three months ended September 30, 2014, interest credited of $44.5 million increased 3.7%, or $1.6 million, compared to the same period in 2013, comparable to the percentage increase reflected for the nine months.

Compared to the first nine months of 2013, the current year increase in annuity segment interest credited reflected a 7.5% increase in average accumulated fixed deposits, partially offset by a 7 basis point decline in the average annual interest rate credited to 3.64%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spreads for the nine months ended September 30, 2014 and 2013 were 204 basis points and 198 basis points, respectively. The net interest spread increase for the current period reflected continued solid investment portfolio performance, including the benefit of increased asset-backed security prepayment activity, and proactive crediting rate management.

As of September 30, 2014, fixed annuity account values totaled $3.8 billion, including $3.6 billion of deferred annuities. As shown in the table below, for approximately 86%, or $3.1 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed-income securities. The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $680 million of the annuity segment and life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk. As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $2.6 million in year one and $7.8 million in year two, further reducing the net interest spread by approximately 6 basis points and 19 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of September 30, 2014 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.20 million and $0.30 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	September 30, 2014
	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
			Percent of
	Percent of Total	Accumulated Value (“AV”)	Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	18.5%	$661.5	31.8%	6.9%	$210.1
Equal to 2% but less than 3%	8.6	307.8	81.8%	8.2	251.7
Equal to 3% but less than 4%	15.6	555.3	98.5%	17.9	547.2
Equal to 4% but less than 5%	55.7	1,992.1	100.0%	65.1	1,992.1
5% or higher	1.6	58.0	100.0%	1.9	58.0
Total	100.0%	$3,574.7	85.6%	100.0%	$3,059.1

The Company will continue to be proactive in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $24.5 million for the three months ended September 30, 2014 compared to $20.9 million for the same period in 2013. The unlocking of annuity deferred policy acquisition costs in the current quarter increased amortization $1.2 million compared to a $1.3 million decrease in the prior year, in each period driven by financial market performance.

Amortized policy acquisition expenses were $70.0 million for the first nine months of 2014 compared to $64.0 million for the same period in 2013 with the increase largely attributable to the property and casualty segment reflecting the recent growth in premiums and related commissions. In addition, amortization increased in the annuity segment. At September 30, 2014, the unlocking of annuity deferred policy acquisition costs resulted in an increase in amortization of $0.9 million compared to a decrease in amortization of $1.9 million from unlocking at September 30, 2013, with financial market performance in the respective periods being the primary driver. For the life segment, the September 30, 2014 and 2013 unlocking of deferred policy acquisition costs each resulted in an immaterial change in amortization.

Operating Expenses

For the three months ended September 30, 2014, operating expenses of $39.9 million decreased 3.6%, or $1.5 million, compared to the third quarter of 2013.

For the first nine months of 2014, operating expenses of $119.1 million were comparable to the same period in the prior year. The current period expense level was consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

The property and casualty expense ratio of 27.3% for the nine months ended September 30, 2014 was comparable to the prior year expense ratio of 27.6%, consistent with management’s expectations for the current period.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.7% and 27.5% for the nine months ended September 30, 2014 and 2013, respectively. In the third quarters of both 2014 and 2013, the Company recorded the income tax expense impact related to the filing of the tax return for the prior calendar year. In 2014, this increased income tax expense modestly, while in 2013 it decreased income tax expense nearly $1 million, primarily in the annuity segment. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.4 and 7.1 percentage points for the nine months ended September 30, 2014 and 2013, respectively.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At September 30, 2014, the Company’s federal income tax returns for years prior to 2011 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended September 30, 2014, the Company’s net income of $25.4 million represented an increase of $1.8 million compared to the prior year. For the nine months ended September 30, 2014, the Company’s net income of $74.2 million represented a decrease of $2.4 million compared to the prior year. The decrease for the current nine months was due to a decline in realized investment gains which offset income growth from the combined insurance segments. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

	Nine Months Ended		Change From
	September 30,		Prior Year
	2014	2013	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$30.7	$25.4	20.9%	$5.3
Annuity	34.1	31.9	6.9%	2.2
Life	12.8	15.7	-18.5%	(2.9)
Corporate and other (1)	(3.4)	3.6	N.M.	(7.0)
Net income	$74.2	$76.6	-3.1%	$(2.4)

Effect of catastrophe costs, after tax, included above	$(23.1)	$(24.2)	-4.5%	$1.1
Effect of realized investment gains, after tax, included above	$5.6	$13.5	-58.5%	$(7.9)

Diluted:
Net income per share	$1.76	$1.85	-4.9%	$(0.09)
Weighted average number of shares and equivalent shares (in millions)	42.2	41.4	1.9%	0.8

Property and casualty combined ratio:
Total	97.5%	99.4%	N.M.	-1.9%
Effect of catastrophe costs, included above	8.1%	9.0%	N.M.	-0.9%
Effect of prior years’ reserve development, included above	-2.6%	-2.4%	N.M.	-0.2%

N.M. – Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the nine months ended September 30, 2014 and 2013, net realized investment gains after tax were $5.6 million and $13.5 million, respectively. For the corporate and other segment, this decline in net realized investment gains resulted in a net loss which was also lower than the net income reported for the first nine months of 2013.

Return on average shareholders’ equity based on net income was 9% for both the trailing 12 months ended September 30, 2014 and 2013.

Outlook for 2014

At the time of this Quarterly Report on Form 10-Q, management estimates that 2014 full year net income before realized investment gains and losses will be within a range of $2.20 to $2.30 per diluted share. This projection incorporates the Company’s results for the first nine months of 2014, which included better than originally anticipated earnings in the Company’s annuity segment and lower than previously estimated third quarter 2014 catastrophe losses. For the last three months of 2014, this projection anticipates annuity and life segment earnings will continue to be solid, with life mortality at more normal levels than those experienced in 2013. The fourth quarter 2014 property and casualty combined ratio excluding the impacts of catastrophes and prior years’ reserve development is anticipated to be comparable to the prior year fourth quarter, reflecting a slight improvement in the automobile underlying loss ratio offset by the impact of non-catastrophe weather on the homeowners underlying loss ratio. In addition to these segment-specific factors and consistent with original estimates for 2014, the Company’s initiatives for customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios, will continue and result in expense levels comparable to 2013.

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

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2014 and 2013, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2014, net cash provided by operating activities increased compared to the same period in 2013, primarily due to an increase in investment income received and a decrease in federal income tax payments in 2014.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2014 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $82 million, of which $36 million was paid during the nine months ended September 30, 2014. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 8 — Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company’s annuity business produced net positive cash flows in the first nine months of 2014. For the nine months ended September 30, 2014, receipts from annuity contracts increased $44.9 million, or 14.2%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net of transfers from variable annuity accumulated cash values increased $34.6 million, or 17.1%, compared to the prior year. One of the Company’s subsidiaries is a member of the Federal Home Loan Bank of Chicago (“FHLB”) and received $250.0 million under funding agreements in December 2013 and received an additional $250.0 million in September 2014.

Contractual Obligations

The Company’s contractual obligations were disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013, specifically in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Contractual Obligations”. There have been no material changes to the nature and anticipated payment timing of the obligations as of December 31, 2013. In September 2014, an additional $250.0 million was received from the FHLB under a funding agreement; payment of that obligation, a component of supplemental contracts, will be due in 2019.

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

The total capital of the Company was $1,526.2 million at September 30, 2014, including $199.9 million of long-term debt, current and non-current, and $38.0 million of short-term debt outstanding. Total debt represented 18.9% of total capital excluding unrealized investment gains and losses (15.6% including unrealized investment gains and losses) at September 30, 2014, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,288.3 million at September 30, 2014, including a net unrealized gain in the Company’s investment portfolio of $270.0 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $1,165.7 million and $28.51, respectively, at September 30, 2014. Book value per share was $31.51 at September 30, 2014 ($24.91 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at September 30, 2014 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $29.4 million for the nine months ended September 30, 2014. In March, May and September 2014, the Board of Directors announced regular quarterly dividends of $0.23 per share.

During the first nine months of 2014, the Company repurchased 190,876 shares of its common stock, or 0.5% of the outstanding shares on December 31, 2013, at an aggregate cost of $5.4 million, or an average price per share of $28.33 under its $50.0 million share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Stock Options” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The repurchase of shares was financed through use of cash. As of September 30, 2014, $22.9 million remained authorized for future share repurchases.

As of September 30, 2014, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.098%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. In addition to its access to the capital markets to refinance this indebtedness, as disclosed below, the Company’s Bank Credit Facility had unused capacity as of September 30, 2014. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of September 30, 2014, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of September 30, 2014, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%, which totaled 1.30%, as of September 30, 2014). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2014. During the nine months ended September 30, 2014, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

Effective July 30, 2014, the Bank Credit Facility agreement was amended and restated to extend the commitment termination date to July 30, 2019 from the previous termination date of October 6, 2015 and to decrease the interest rate spread relative to Eurodollar base rates. The financial covenants within the agreement were not changed.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC on January 5, 2012. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants and/or delayed delivery contracts, was declared effective on January 18, 2012. Unless fully utilized or withdrawn by the Company earlier, this registration statement will remain effective through January 18, 2015. No securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q. In addition to this Form S-3 entry to the capital markets, HMEC met the requirements of a “well-known seasoned issuer”, as defined by the SEC, as of September 30, 2014.

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

Assigned ratings as of October 31, 2014 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In February 2014, A.M. Best did revise the ratings outlook for the Company’s property and casualty insurance subsidiaries to “positive” from “stable”. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of October 31, 2014
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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2014 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on December 7, 2011 the Company’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended September 30, 2014, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

July 1 - 31	-	-	-	$24.5 million
August 1 - 31	25,200	$28.49	25,200	$23.8 million
September 1 - 30	28,700	$28.72	28,700	$22.9 million
Total	53,900	$28.61	53,900	$22.9 million

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2014 which has not been filed with the SEC.

Item 6: Exhibits

The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit
No.		Description

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.2	[Reserved]

	10.3	[Reserved]

	10.4	[Reserved]

	10.5	[Reserved]

	10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

Exhibit
No.		Description

	10.6(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(e)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.6(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(g)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

	10.7(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

	10.7(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit
No.		Description

	10.7(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

	10.8*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.9*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.10*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.12*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014.

	10.13*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

	10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit
No.		Description

	10.14*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

	10.14(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014.

	10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.15(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.15(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014.

	10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.16(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

	10.16(b)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.16(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014.

	10.17*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

Exhibit
No.		Description

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 7, 2014	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 7, 2014	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	November 7, 2014	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2014

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit
No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit
No.		Description

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.2	[Reserved]

	10.3	[Reserved]

	10.4	[Reserved]

	10.5	[Reserved]

	10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

Exhibit
No.		Description

	10.6(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(e)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.6(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(g)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

	10.7(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

	10.7(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit
No.		Description

	10.7(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.7(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

	10.8*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.9*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.10*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.12*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014.

	10.13*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

	10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit
No.		Description

	10.14*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

	10.14(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014.

	10.15*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.15(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.15(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014.

	10.16*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.16(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

	10.16(b)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.16(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014.

	10.17*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

Exhibit
No.		Description

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

-6-