Form 10-K
period 2014-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2015-03-02
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer   X   Accelerated filer       Non-accelerated filer       Smaller reporting company

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act. Yes       No   X

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2014, was $1,277.7 million.

As of February 15, 2015, 41,085,950 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 23,331,930 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2014

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

Horace Mann markets and services its products primarily through a dedicated sales force of full-time agents supported by the Company’s Customer Contact Center. These agents sell Horace Mann's products and limited additional third-party vendor products. Some of these agents are former educators or individuals with close ties to the educational community who utilize their contacts within, and knowledge of, the target market. This dedicated agent sales force is supplemented by an independent agent distribution channel for the Company’s annuity products.

The Company's insurance premiums written and contract deposits for the year ended December 31, 2014 were $1.2 billion and net income was $104.2 million. The Company's total assets were $9.8 billion at December 31, 2014. The Company's investment portfolio had an aggregate fair value of $7.4 billion at December 31, 2014 and consisted principally of investment grade, publicly traded fixed maturity securities.

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, annuity products, and life insurance. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. The property and casualty, annuity, and life segments accounted for 50%, 41% and 9%, respectively, of the Company's insurance premiums written and contract deposits for the year ended December 31, 2014.

The Company is one of the largest participants in the K-12 portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company's 403(b) tax-qualified annuities are voluntarily purchased by individuals employed by public school systems or other tax-exempt organizations through the employee benefit plans of those entities. The Company has 403(b) payroll deduction capabilities utilized by approximately one-third of the 13,600 public school districts in the U.S.

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

On June 20, 2014, the Chief Executive Officer (“CEO”) of HMEC timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2013, the CEO and Chief Financial Officer (“CFO”) certifications required under Section 302 of the Sarbanes-Oxley Act.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company for each of the years in the five-year period ended December 31, 2014 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2014		2013		2012		2011		2010
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums and contract charges earned	$715.8		$690.9		$670.5		$667.1		$672.7
Net investment income	329.8		313.6		306.0		288.3		272.1
Realized investment gains	10.9		22.2		27.3		37.7		23.8
Total revenues	1,060.7		1,031.2		1,010.8		998.3		974.8
Interest expense	14.2		14.2		14.2		14.0		14.0
Income before income taxes	146.1		154.1		149.2		94.9		110.2
Net income	104.2		110.9		103.9		70.5		80.1
Ratio of earnings to fixed charges (1)	1.8	x	1.8	x	1.8	x	1.6	x	1.7	x

Per Share Data (2):
Net income per share
Basic	$2.50		$2.75		$2.63		$1.77		$2.04
Diluted	$2.47		$2.66		$2.51		$1.70		$1.95
Shares of Common Stock (in millions)
Weighted average - basic	41.6		40.4		39.5		39.9		39.3
Weighted average - diluted	42.2		41.6		41.4		41.4		41.0
Ending outstanding	40.9		40.5		39.4		39.8		39.7
Cash dividends per share	$0.92		$0.78		$0.55		$0.46		$0.35
Book value per share	$32.65		$27.14		$31.65		$26.53		$21.36

Balance Sheet Data, at Year End:
Total investments	$7,403.5		$6,539.5		$6,292.1		$5,677.5		$5,073.6
Total assets	9,768.5		8,826.7		8,167.7		7,435.2		6,945.7
Total policy liabilities	5,351.5		5,029.2		4,736.7		4,401.0		4,068.7
Short-term debt	38.0		38.0		38.0		38.0		38.0
Long-term debt	199.9		199.9		199.8		199.7		199.7
Total shareholders’ equity	1,336.5		1,099.3		1,245.8		1,055.4		847.1

Segment Information (3):
Insurance premiums written and contract deposits
Property and casualty	$584.4		$570.4		$550.8		$545.9		$557.1
Annuity	480.6		423.0		417.6		433.9		395.5
Life	102.7		100.8		99.3		98.6		99.4
Total	1,167.7		1,094.2		1,067.7		1,078.4		1,052.0
Net income (loss)
Property and casualty	$46.9		$44.4		$37.1		$5.9		$27.0
Annuity	45.3		44.7		40.5		30.9		30.8
Life	17.5		20.4		21.9		19.4		20.2
Corporate and other (4)	(5.5)		1.4		4.4		14.3		2.1
Total	104.2		110.9		103.9		70.5		80.1

(1)	For the purpose of determining the ratio of earnings to fixed charges, “earnings” consist of income before income taxes and fixed charges, and “fixed charges” consist of interest expense (including amortization of debt issuance cost) and interest credited to policyholders on interest-sensitive contracts.
(2)	Basic earnings per share is computed based on the weighted average number of shares outstanding plus the weighted average number of fully vested restricted stock units and common stock units payable as shares of HMEC common stock. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding, to the extent dilutive. The Company's common stock equivalents relate to outstanding common stock options, common stock units (related to deferred compensation for Directors and employees) and restricted stock units.
(3)	Information regarding assets by segment at December 31, 2014, 2013 and 2012 is contained in “Notes to Consolidated Financial Statements -- Note 13 -- Segment Information” listed on page F-1 of this report.
(4)	The corporate and other segment primarily includes interest expense on debt, the impact of realized investment gains and losses, and certain public company expenses.

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

Dedicated Agency Force

A cornerstone of Horace Mann’s marketing strategy is its dedicated sales force of agents, supported by the Company’s Customer Contact Center. As of December 31, 2014, the Company had a combined total of 755 Exclusive Agencies and Employee Agents. Approximately 78% of the appointed agents are licensed by the Financial Industry Regulatory Authority, Inc. (“FINRA”) to sell variable annuities and variable universal life policies. Some individuals in the agency force were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s dedicated agents are under contract to market only the Company's products and limited additional third-party vendor products. Collectively, the Company's principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

Over 90% of the Company’s dedicated agency force operates in its Agency Business Model (“ABM”), consisting of Exclusive Agencies as well as Employee Agents in outside offices with licensed producers -- which was designed to remove capacity constraints and increase productivity. The Company’s Exclusive Agent (“EA”) agreement is designed to place agents in the position to become business owners and invest their own capital to grow their agencies. Exclusive Agents are non-employee, independent contractors. EAs may sign multiple EA agreements with the Company and manage more than one Exclusive Agency. Management expects that all future new agent appointments will be under the EA agreement. On an ongoing basis, the Company provides follow-up training and support to agents regarding the Company’s products, as well as to further embed repeatable processes and fully maximize the potential of ABM.

Broadening Distribution Options

To complement and extend the reach of the Company’s agency force and to more fully utilize its approved payroll slots in school systems across the country, the Company utilizes a network of independent agents to distribute the Company's 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have dedicated agents, the independent agents complement the annuity capabilities of the Company's agency force in under-penetrated areas. At December 31, 2014, there were approximately 500 independent agents approved to market the Company’s annuity products throughout the U.S. During 2014, collected contract deposits from this distribution channel were approximately $45 million. Combined with business from the Company’s dedicated agency force, total annuity collected contract deposits were $481 million for the year ended December 31, 2014.

Geographic Composition of Business

The Company's business is geographically diversified. For the year ended December 31, 2014, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 7.8%; North Carolina, 6.7%; Texas, 6.6%; Minnesota, 5.9%; and Florida, 5.7%.

HMEC's property and casualty subsidiaries are licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company's top ten property and casualty states based on total direct premiums.

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty
	Segment
	2014 Direct	Percent
	Premiums (1)	of Total
State
California	$63.6	10.7%
North Carolina	44.4	7.4
Texas	40.5	6.8
Minnesota	37.9	6.4
Florida	36.2	6.1
South Carolina	32.7	5.5
Louisiana	30.4	5.1
Pennsylvania	21.5	3.6
Georgia	21.1	3.5
Michigan	16.2	2.7
Total of top ten states	344.5	57.8
All other areas	252.0	42.2
Total direct premiums	$596.5	100.0%

(1) Defined as earned premiums before reinsurance as determined under statutory accounting principles.

HMEC's principal life insurance subsidiary is licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company's top ten combined life and annuity states based on total direct premiums and contract deposits.

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	2014 Direct
	Premiums and Contract Deposits (1)	Percent of Total
State
Pennsylvania	$39.4	6.7%
Texas	37.4	6.4
Illinois	35.6	6.1
North Carolina	35.0	6.0
Minnesota	31.5	5.4
Florida	31.1	5.3
South Carolina	29.4	5.0
Virginia	28.8	4.9
California	28.1	4.8
Indiana	24.4	4.1
Total of top ten states	320.7	54.7
All other areas	265.7	45.3
Total direct premiums	$586.4	100.0%

(1) Defined as collected premiums before reinsurance as determined under statutory accounting principles.

National, State and Local Education Associations

The Company has established relationships with a number of educator groups throughout the U.S. These groups include the National Education Association (“NEA”), The NEA Foundation, the Association of School Business Officials International (“ASBO”) and various school administrator and principal associations such as the American Association of School Administrators (“AASA”), the National Association of Elementary School Principals (“NAESP”) and the National Association of Secondary School Principals (“NASSP”). The Company does not pay these groups any consideration in exchange for endorsement of the Company or its products. Depending on the organization, the Company does pay for certain special functions and advertising.

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

Property and Casualty Segment

The property and casualty segment represented 50% of the Company's consolidated insurance premiums written and contract deposits in 2014.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2014 represented 33% of the Company’s total insurance premiums written and contract deposits and 65% of property and casualty net written premiums. As of December 31, 2014, the Company had approximately 481,000 voluntary automobile policies in force. The Company's automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2014, homeowners insurance represented 17% of the Company’s total insurance premiums written and contract deposits and 34% of property and casualty net written premiums. As of December 31, 2014, the Company had approximately 229,000 homeowners policies in force. The Company insures primarily residential homes.

The Company has programs in a majority of states to provide higher-risk automobile and homeowners coverages, with third-party vendors underwriting and bearing the risk of such insurance and the Company receiving commissions on the sales. Similarly, the Company has increased its offering of third-party vendor products in many areas to include coverage for small business owners and classic/collector automobile owners to meet those aspects of an educator’s needs.

Selected Historical Financial Information For Property and Casualty Segment

The following table sets forth certain financial information with respect to the property and casualty segment for the periods indicated.

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2014	2013	2012
Financial Data:
Insurance premiums written	$584.4	$570.4	$550.8
Insurance premiums earned	581.8	561.9	546.3
Net investment income	36.8	36.2	36.8
Income before income taxes	60.8	57.2	47.9
Net income	46.9	44.4	37.1
Catastrophe costs, pretax (1)	37.5	40.2	43.3

Operating Statistics:
Loss and loss adjustment expense ratio	68.7%	68.6%	71.3%
Expense ratio	27.4%	27.7%	27.0%
Combined loss and expense ratio	96.1%	96.3%	98.3%
Effect of catastrophe costs on the combined ratio (1)	6.5%	7.2%	8.0%

Automobile and Homeowners (Voluntary):
Insurance premiums written
Automobile	$380.5	$371.7	$360.3
Homeowners	199.8	195.0	186.9
Total	580.3	566.7	547.2
Insurance premiums earned
Automobile	378.0	367.5	357.1
Homeowners	199.7	190.8	185.5
Total	577.7	558.3	542.6
Policies in force (in thousands)
Automobile	481	482	487
Homeowners	229	235	237
Total	710	717	724

(1)	These measures are used by the Company's management to evaluate performance against historical results and establish targets on a consolidated basis. These measures are components of net income but are considered non-GAAP financial measures under applicable SEC rules because they are not displayed as separate line items in the Consolidated Statements of Operations and there is inclusion or exclusion of certain items not ordinarily included or excluded in a GAAP financial measure. In the opinion of the Company's management, a discussion of these measures is meaningful to provide investors with an understanding of the significant factors that comprise the Company's periodic results of operations.
•	Catastrophe costs - The sum of catastrophe losses and property and casualty catastrophe reinsurance reinstatement premiums.
•	Catastrophe losses - In categorizing property and casualty claims as being from a catastrophe, the Company utilizes the designations of the Property Claim Services, a subsidiary of Insurance Services Office, Inc. (“ISO”), and additionally beginning in 2007, includes losses from all such events that meet the definition of covered loss in the Company’s primary catastrophe excess of loss reinsurance contract, and reports loss and loss adjustment expense amounts net of reinsurance recoverables. A catastrophe is a severe loss resulting from natural and man-made events within a particular territory, including risks such as hurricane, fire, earthquake, windstorm, explosion, terrorism and other similar events, that causes $25 million or more in insured property and casualty losses for the industry and affects a significant number of property and casualty insurers and policyholders. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount of loss in advance. Their effects are not included in earnings or claim and claim adjustment expense reserves prior to occurrence. In the opinion of the Company's management, a discussion of the impact of catastrophes is meaningful for investors to understand the variability in periodic earnings.

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company for the last ten years are shown in the following table.

Catastrophe Costs

(Dollars in millions)

The
Company (1)
Year Ended December 31,
2014	$37.5
2013	40.2
2012	43.3
2011	86.0
2010	49.2
2009	33.1
2008	73.9
2007	23.6
2006	19.8
2005	69.2

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums; excludes unallocated loss adjustment expenses. The Company's individually significant catastrophe losses net of reinsurance were as follows:
2014 -	Wind/hail event in May was $8.5 million; other weather events throughout the year were each less than $3.0 million.
2013 -	Wind/hail/tornado events in May, June and August were $10.1 million, $4.0 million and $7.9 million, respectively; winter storm events in February and April were $3.7 million and $3.4 million, respectively.
2012 -	Wind/hail/tornado events in March, April, May and June were $6.6 million, $6.6 million, $5.8 million and $11.9 million, respectively; June tropical storm and wildfire events, $1.4 million combined; $4.0 million, Hurricane Isaac; $2.8 million, Hurricane/Superstorm Sandy.
2011 -	Wind/hail/tornado events in April, May and June were $28.0 million, $17.6 million and $8.5 million, respectively; $8.0 million, Hurricane Irene.
2010 -	Wind/hail/tornado events in March, May, June, July and October were $4.8 million, $8.3 million, $12.1 million, $5.5 million and $7.7 million, respectively.
2009 -	$9.3 million, July wind/hail/tornadoes; $6.3 million, June wind/hail/tornadoes.
2008 -	$16.5 million, Hurricane Gustav; $15.5 million, Hurricane Ike; $9.8 million, May wind/hail/tornadoes; $7.0 million, June wind/hail/tornadoes; $3.0 million, December winter storm.
2007 -	$4.7 million, August wind/hail/tornadoes; $4.5 million, October California wildfires; $3.5 million, June wind/hail/tornadoes.
2006 -	$5.0 million, August wind/hail/tornadoes; $3.9 million, April wind/hail/tornadoes.
2005 -	$23.7 million, Hurricane Katrina; $15.0 million, Hurricane Wilma; $10.8 million, Hurricane Rita; $6.5 million, September Minnesota tornadoes; $5.0 million, Hurricane Dennis.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses.

Impact of Catastrophe Losses

(Dollars in millions)

	Year Ended December 31,
	2014	2013	2012

Claims and claim expenses incurred (1)	$399.5	$385.6	$389.4
Amount attributable to catastrophes (2)	37.5	40.2	43.3
Excluding catastrophes (1)	$362.0	$345.4	$346.1

Claims and claim expense payments	$393.8	$384.7	$398.2
Amount attributable to catastrophes (2)	38.2	38.0	47.9
Excluding catastrophes	$355.6	$346.7	$350.3

(1)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.
(2)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses; excludes unallocated loss adjustment expenses.

Property and Casualty Reserves

Property and casualty unpaid claims and claim expenses (“loss reserves”) represent management’s estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The Company calculates and records a single best estimate of the reserve as of each balance sheet date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate property and casualty reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending property and casualty insurance claims and claim expense reserves and reserve development recorded in each of the three years ended December 31, 2014, see “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Liabilities for Property and Casualty Claims and Claim Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2014 -- Benefits, Claims and Settlement Expenses”.

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

The claim reserve development table below illustrates the change over time in the net reserves established for property and casualty insurance claims and claim expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts of claims for which settlements have been made in cash as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year, which is the result of the Company learning additional facts that pertain to the unsettled claims. The fourth section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a claim was first reserved in 2004 at $100 thousand and then determined in 2013 to be $150 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 2004 - 2012 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claim Expense Reserve Development

(Dollars in millions)

	December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Gross reserves for property and casualty claims and claim expenses	$335.0	$342.7	$317.8	$306.2	$297.8	$301.0	$301.6	$281.1	$274.5	$275.8	$311.1
Deduct: Reinsurance recoverables	25.7	31.6	22.4	15.9	14.8	15.8	12.2	11.5	13.7	14.1	43.7
Net Reserves for property and casualty claims and claim expenses (1)	309.3	311.1	295.4	290.3	283.0	285.2	289.4	269.6	260.8	261.7	267.4
Paid cumulative as of:
One year later	143.9	138.3	129.8	134.1	139.4	132.8	147.5	126.9	118.9	120.2
Two years later	202.5	196.5	184.1	184.2	187.3	186.5	196.8	169.2	160.3
Three years later	236.6	225.0	209.5	208.0	213.0	210.4	217.1	187.8
Four years later	252.7	239.1	223.5	220.0	225.2	220.5	225.9
Five years later	259.7	248.2	231.0	226.5	228.8	225.3
Six years later	263.3	253.0	235.5	229.2	230.5
Seven years later	266.7	255.9	237.1	230.3
Eight years later	268.4	256.9	237.1
Nine years later	268.5	256.5
Ten years later	267.9
Net Reserves reestimated as of (1):
End of year	309.3	311.1	295.4	290.3	283.0	285.2	289.4	269.6	260.8	261.7	267.4
One year later	296.2	291.8	275.4	272.2	271.3	264.7	279.1	252.4	242.8	244.7
Two years later	282.7	279.7	262.1	263.0	255.7	258.6	269.9	233.5	224.1
Three years later	278.2	270.2	255.3	254.0	254.5	255.6	251.6	220.3
Four years later	272.8	256.3	241.6	239.0	245.3	240.1	244.9
Five years later	268.4	257.3	242.9	239.8	239.9	235.8
Six years later	268.3	259.6	243.0	237.1	236.3
Seven years later	269.8	259.7	241.4	234.3
Eight years later	269.4	258.8	239.4
Nine years later	268.4	257.2
Ten years later	268.5
Net Reserve redundancy (deficiency) – initial net reserves in excess of (less than) reestimated reserves:
Amount (2)	$40.8	$53.9	$56.0	$56.0	$46.7	$49.4	$44.5	$49.3	$36.7	$17.0
Percent	13.2%	17.3%	19.0%	19.3%	16.5%	17.3%	15.4%	18.3%	14.1%	6.5%

Gross reestimated liability - latest	$356.7	$360.8	$310.9	$297.6	$301.4	$300.3	$303.1	$266.6	$270.1	$289.2
Deduct:
Reestimated reinsurance recoverables - latest	88.2	103.6	71.5	63.3	65.1	64.5	58.2	46.3	46.0	44.5
Net Reserves reestimated - latest (1)	$268.5	$257.2	$239.4	$234.3	$236.3	$235.8	$244.9	$220.3	$224.1	$244.7
Gross cumulative excess (deficiency)	$(21.7)	$(18.1)	$6.9	$8.6	$(3.6)	$0.7	$(1.5)	$14.5	$4.4	$(13.4)

(1)	Reserves net of anticipated reinsurance recoverables (“Net Reserves”). Net Reserves is a measure used by the Company’s management to evaluate the overall adequacy of the property and casualty loss reserves and management believes it provides an alternative view of the Company’s anticipated liabilities after reflecting expected recoveries from its reinsurers. This is considered a non-GAAP financial measure under applicable SEC rules because it is not displayed as a separate item in the Consolidated Balance Sheets. For balance sheet reporting, GAAP does not permit the Company to offset expected reinsurance recoveries against liabilities, yet management believes it is useful to investors to take these expected recoveries into account. These adjustments only affect the classification of these items in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows and there is no impact on the Company’s benefits, claims and settlement expenses incurred as reported in the Consolidated Statements of Operations.
(2)	For discussion of the reserve development, see “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Past due reinsurance recoverables as of December 31, 2014 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2014, the Company’s catastrophe excess of loss coverage consisted of one contract in addition to the Florida Hurricane Catastrophe Fund (“FHCF”). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25.0 million per occurrence up to $175.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $4.1 million up to $15.1 million, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2014.

For 2015, the Company’s catastrophe excess of loss coverage consists of one contract in addition to the FHCF, and the contract has the same provisions as described in the previous paragraph for 2014. The FHCF limits described in the previous paragraph continue up to June 1, 2015, at which time a new annual contract may begin.

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

For liability coverages, in 2014 the Company reinsured each loss above a retention of $0.9 million up to $2.5 million on a per occurrence basis and $20.0 million in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2014 the Company reinsured each loss above a retention of $0.9 million up to $2.5 million on a per risk basis, including catastrophe losses. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $4.8 million of property recovery in any one event. Effective January 1, 2015, for liability coverages the retention remains $0.9 million with coverage up to $2.5 million on a per occurrence basis and $20.0 million in a clash event. Retention for property coverages also remains $0.9 million, with no change to the maximum limits, including the ability to submit to the reinsurers three per risk losses from the same occurrence.

The following table identifies the Company's most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (“A.M. Best”) and Standard & Poor's Corporation (“S&P” or “Standard & Poor's”) as of January 1, 2015. No other single reinsurer's percentage participation in 2015 or 2014 exceeds 5%.

Property Catastrophe First Event Excess of Loss

Reinsurance Participants In Excess of 5% in Either 2015 or 2014

A.M. Best	S&P			Participation
Rating	Rating	Reinsurer	Parent	2015	2014

A	A+	Lloyd’s of London Syndicates		27%	25%
A+	AA-	Swiss Re Underwriters Agency, Inc	Swiss Re Ltd	10%	10%
NR	AA-	R+V Versicherung AG	DZ BANK AG	7%	7%
A	A+	SCOR Global P&C SE	SCOR SE	7%	7%
A++	AA-	Tokio Millennium Re AG	Tokio Marine Holdings, Inc.	5%	5%

NR - Not rated.

For both 2015 and 2014, property catastrophe reinsurers representing 93% of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best with the remaining 7% of coverage provided by a reinsurer rated “AA-” by S&P but not formally followed by A.M. Best.

Annuity Segment

Educators in the Company's target market continue to benefit from the provisions of Section 403(b) of the Internal Revenue Code (the “Code”) which began in 1961. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to utilize pretax income to make periodic contributions to a qualified retirement plan. (Also see “Regulation -- Regulation at Federal Level”.) The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the K-12 portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has 403(b) payroll deduction capabilities utilized by approximately one-third of the 13,600 public school districts in the U.S. Approximately 47% of the Company's new annuity contract deposits in 2014 were for 403(b) tax-qualified annuities; approximately 63% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2014, annuities represented 41% of the Company’s consolidated insurance premiums written and contract deposits.

The Company markets both fixed and variable annuity contracts, primarily on a tax-qualified basis. Fixed only annuities provide a guarantee of principal and a guaranteed minimum rate of return. These contracts are backed by the Company’s general account investments. The Company bears the investment risk associated with the investments and may change the declared interest rate on these contracts subject to contract guarantees. In 2014, the Company began offering fixed indexed annuity (“FIA”) products with interest crediting strategies linked to the Standard & Poor’s 500 Index and the Dow Jones Industrial Average. These products are fixed annuities with a guaranteed minimum interest rate, as described above, plus a contingent return based on equity market performance. The Company purchases call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the indexed products.

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

As of December 31, 2014, the Company had 92 variable sub-account options including funds managed by some of the best-known names in the mutual fund industry, such as AllianceBernstein, American Century, American Funds, Ariel, BlackRock, Calvert, Davis, Delaware, Dreyfus, Fidelity, Franklin Templeton, Goldman Sachs, Ibbotson, JPMorgan, Lazard, Lord Abbett, Neuberger Berman, Putnam, Rainier, Royce, T. Rowe Price, Vanguard, Wells Fargo and Wilshire, offering the Company's customers multiple investment options to address their personal investment objectives and risk tolerance. These funds have been selected with the assistance of Wilshire Associates, the Company’s funds advisor, which provides oversight and input to fund manager additions and replacements. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2014 was $5.7 billion.

Among the Company’s annuity products, the Goal Planning Annuity offers educators a variable annuity with the Company’s wide array of sub-account investment choices. It includes an optional first year premium bonus and two optional riders that enhance the death benefit feature of the product. Another product, Expanding Horizon, is a fixed interest rate annuity contract for investors who do not want investment risk exposure. This product offers educators a competitive rate of interest on their retirement dollars and a choice of bonuses to optimize their benefits at retirement. As noted above, in February 2014, the Company introduced its Destination Fixed Indexed Annuity product -- a product designed to have potentially greater credited interest rates over the long term than traditional fixed rate annuities, because the credited interest rate will be linked to changes in an index, either the S&P 500 or the Dow Jones Industrial Average.

In addition to individual annuities, the Company offers group variable and fixed annuity products that allow flexibility in customizing 403(b) annuity programs to meet the needs of school districts.

To assist agents in delivering the Horace Mann Value Proposition, the Company has entered into third-party vendor agreements with American Funds Distributors, Inc. and Fidelity Distributors Corporation to market their retail mutual funds. In addition to retail mutual funds accounts, the Company’s agents can offer a 529 college savings program and Coverdell Education Savings Accounts utilizing these funds. The Company also markets 403(b)(7) tax-deferred mutual fund investment programs and a minimal amount of fixed indexed annuities through additional third-party vendor agreements. Third-party vendors underwrite these accounts or contracts and the Company receives commissions on the sales of these products.

Selected Historical Financial Information For Annuity Segment

The following table sets forth certain information with respect to the Company's annuity products for the periods indicated.

Annuity Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2014	2013	2012
Financial Data:
Contract deposits
Variable	$140.6	$131.7	$113.2
Fixed	340.0	291.3	304.4
Total	480.6	423.0	417.6
Contract charges earned	25.6	22.6	21.8
Net investment income	222.1	208.4	200.8
Net interest margin (without realized investment gains and losses)	89.6	81.4	79.4
Income before income taxes	66.7	63.2	59.6
Net income	45.3	44.7	40.5

Operating Statistics:
Fixed
Accumulated value	$3,885.1	$3,617.2	$3,364.2
Accumulated value persistency	94.5%	95.2%	95.4%
Variable
Accumulated value	$1,813.6	$1,748.0	$1,398.3
Accumulated value persistency	94.0%	94.0%	94.3%
Number of contracts in force	202,572	194,523	188,918
Average accumulated value (in dollars)	$28,132	$27,582	$25,210
Average annual deposit by contractholders (in dollars)	$2,352	$2,253	$2,331
Annuity contracts terminated due to surrender, death,
maturity or other
Number of contracts	7,246	7,050	7,227
Amount	$340.9	$294.4	$254.8
Fixed accumulated value grouped
by applicable surrender charge
0%	$2,000.7	$1,708.1	$1,437.7
Greater than 0% but less than 5%	190.9	211.5	220.1
5% and greater but less than 10%	1,528.9	1,531.0	1,541.4
10% and greater	45.7	46.7	46.7
Supplementary contracts with life contingencies
not subject to discretionary withdrawal	118.9	119.9	118.3
Total	$3,885.1	$3,617.2	$3,364.2

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

The Company's traditional term, whole life and group life business in force consists of approximately 144,000 policies, representing approximately $12.1 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $54.2 million as of December 31, 2014. In addition, the Company also had in force approximately 57,000 Experience Life policies, representing approximately $3.7 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $45.3 million.

In 2014, the life segment represented 9% of the Company’s consolidated insurance premiums written and contract deposits.

During 2014, the average face amount of ordinary life insurance policies issued by the Company was approximately $165,000 and the average face amount of all ordinary life insurance policies in force at December 31, 2014 was approximately $92,000.

The maximum individual life insurance risk retained by the Company is $300,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are rated “A - (Excellent)” or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. In 2014, the Company reinsured 100% of the catastrophe risk in excess of $1 million up to $35 million per occurrence, with one reinstatement. For 2015, the Company’s catastrophe risk coverage is unchanged. The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

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

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2014	2013	2012
Financial Data:
Insurance premiums and contract deposits	$102.7	$100.8	$99.3
Insurance premiums and contract charges earned	108.4	106.4	102.4
Net investment income	71.8	69.9	69.4
Income before income taxes	26.9	31.3	34.2
Net income	17.5	20.4	21.9

Operating Statistics:
Life insurance in force
Ordinary life	$14,871	$14,147	$13,661
Group life	930	957	971
Total	$15,801	$15,104	$14,632
Number of policies in force
Ordinary life	161,759	160,362	160,585
Group life	39,108	39,799	40,976
Total	200,867	200,161	201,561
Average face amount in force (in dollars)
Ordinary life	$91,933	$88,219	$85,070
Group life	23,780	24,046	23,697
Total	78,664	75,459	72,593
Lapse ratio (ordinary life insurance in force)	4.0%	4.4%	4.2%
Ordinary life insurance terminated due to death,
surrender, lapse or other
Face amount of insurance surrendered or lapsed	$565.2	$606.7	$540.4
Number of policies	4,093	4,549	4,441
Amount of death claims opened	$50.0	$48.5	$42.9
Number of death claims opened	1,507	1,622	1,695

Competition

The Company operates in a highly competitive environment. The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, widespread advertising campaigns, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches compared to the Company. In the Company’s target market, management believes that the principal competitive factors in the sale of property and casualty insurance products are price, overall service, name recognition and worksite sales and service. Management believes that the principal competitive factors in the sale of the Company’s annuity products and life insurance are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.

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

Among the major national providers of annuities to educators, the Company’s competitors for annuity business include The Variable Annuity Life Insurance Company (“VALIC”), a subsidiary of American International Group (“AIG”); AXA; Voya Financial, Inc. (formerly, ING U.S. Financial Services); Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company; MetLife; Security Benefit; and Teachers Insurance and Annuity Association – College Retirement Equities Fund (“TIAA-CREF”). Select mutual fund families and financial planners also compete in this marketplace.

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

Investments

The Company's investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities, which are selected to match the anticipated duration of the Company’s liabilities. When impairment of the value of an investment is considered other-than-temporary, the decrease in value is recorded and a new cost basis is established. At December 31, 2014, fixed income securities represented 93.1% of the Company’s total investment portfolio, at fair value. Of the fixed income investment portfolio, 96.3% was investment grade and 95.4% was publicly traded. At December 31, 2014, the average quality and average option-adjusted duration of the total fixed income portfolio were A and 5.8 years, respectively. At December 31, 2014, investments in non-investment grade fixed income securities represented 3.3% of the total investment portfolio, at fair value. There are no significant investments in mortgage whole loans, real estate or non-U.S. dollar-denominated foreign securities.

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

Investment Portfolio

December 31, 2014

(Dollars in millions)

	Percentage
	of Total	Carrying Value
	Carrying		Annuity	Property and	Amortized
	Value	Total	and Life	Casualty	Cost or Cost
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. Government and agency obligations, all investment grade (1):
Mortgage-backed securities	7.2%	$535.7	$521.9	$13.8	$484.6
Other, including U.S. Treasury securities	7.3	538.2	526.4	11.8	512.6
Investment grade corporate and public utility bonds	31.9	2,363.1	2,265.7	97.4	2,152.7
Non-investment grade corporate and public utility bonds (2)	2.7	197.8	128.2	69.6	195.8
Investment grade municipal bonds	22.1	1,626.6	1,012.7	613.9	1,442.7
Non-investment grade municipal bonds (2)	0.1	7.6	2.8	4.8	7.6
Investment grade other mortgage-backed securities (3)	16.1	1,193.3	1,179.2	14.1	1,173.7
Non-investment grade other mortgage-backed securities (2)(3)	0.5	39.0	38.8	0.2	35.9
Foreign government bonds, all investment grade	0.8	59.5	58.1	1.4	52.5
Redeemable preferred stock, all investment grade	0.2	13.8	13.8	-	11.6
Equity securities:
Investment grade non-redeemable preferred stocks	0.3	20.6	15.8	4.8	21.2
Non-investment grade non-redeemable preferred stocks (2)	-	1.5	-	1.5	1.5
Common stocks	0.9	68.4	3.8	64.6	57.2
Closed-end fund	0.3	20.1	20.1	-	20.0
Short-term investments (4)	1.9	142.1	94.9	47.2	142.1
Total publicly traded securities	92.3	6,827.3	5,882.2	945.1	6,311.7
Other Invested Assets:
Investment grade private placements	4.2	310.2	310.2	-	297.1
Non-investment grade private placements (2)	0.1	8.3	8.3	-	8.4
Mortgage loans (5)	-	*	*	-	*
Policy loans	1.9	145.4	145.4	-	145.4
Other	1.5	112.3	76.0	36.3	112.3
Total other invested assets	7.7	576.2	539.9	36.3	563.2
Total investments (6)	100.0%	$7,403.5	$6,422.1	$981.4	$6,874.9

*	Less than $0.1 million.
(1)	Includes $339.3 million fair value of investments guaranteed by the full faith and credit of the U.S. Government and $734.6 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. Government.
(2)	A non-investment grade rating is assigned to a security when it is acquired or when it is downgraded from investment grade, primarily on the basis of the Standard & Poor's Corporation (“Standard & Poor’s” or “S&P”) rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. (“Moody's”) rating for such security, or if there is no S&P or Moody's rating, the National Association of Insurance Commissioners’ (the “NAIC”) rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.
(3)	Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized debt obligations. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2014 -- Net Realized Investment Gains and Losses” listed on page F-1 of this report.
(4)	Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments represent $142.1 million in money market funds rated AAA.
(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.
(6)	Approximately 7% of the Company's investment portfolio, having a carrying value of $544.1 million as of December 31, 2014, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2014, municipal bonds represented $302.2 million carrying value.

Fixed Maturity Securities and Equity Securities

At December 31, 2014, approximately 27% of the Company's fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. Governmental agencies, represented approximately 24% of the total investment portfolio at December 31, 2014. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

Cash Flow

Information regarding HMEC’s sources and uses of cash, including payment of principal and interest with respect to HMEC's indebtedness, and payment by HMEC of dividends to its shareholders, is contained in “Notes to Consolidated Financial Statements -- Note 8 -- Statutory Information and Restrictions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Resources -- Cash Flow” and “-- Capital Resources” listed on page F-1 of this report.

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2015 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $90 million.

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

Regulation

General Regulation at State Level

As an insurance holding company, HMEC is subject to extensive regulation by the states in which its insurance subsidiaries are domiciled or transact business. Some regulations, such as those addressing unclaimed property, generally apply to all corporations. In addition, the laws of the various states establish regulatory agencies with broad administrative powers, which relate to a wide variety of matters, including granting and revoking licenses to transact business, regulating trade practices and rate setting, licensing agents, requiring statutory financial statements, monitoring insurer solvency and reserve adequacy, and prescribing the type and amount of investments permitted. On an ongoing basis, various state legislators and insurance regulators examine the nature and scope of state insurance regulation.

In addition to state monitoring and regulation, the NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on HMEC’s insurance subsidiaries. At December 31, 2014 and 2013, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels. The NAIC is also introducing the U.S. Own Risk and Solvency Assessment (“ORSA”) which will require insurance companies to submit their own assessment of their current and future risks formulated through an internal risk self-assessment process; this will be applicable to the Company beginning in 2015.

Assessments Against Insurers and Mandatory Insurance Facilities

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes in certain states. Also, the Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company's direct writings in the applicable state. For the three years ended December 31, 2014, the impact of the above industry items were not material to the Company’s results of operations.

Regulation at Federal Level

Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and annuity business include employee benefits regulation, standards applied to employer sponsored retirement plans, standards applied to certain financial advisors, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry anti-trust exemption, and minimum solvency requirements. Other federal regulation such as the Patient Protection and Affordable Care Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact the Company’s business.

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

Financial Regulation Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The FIO studies the current insurance regulatory system and is charged with monitoring and providing specific reports on various aspects of the insurance industry. However, the FIO does not have general supervisory or regulatory authority over the business of insurance. Dodd-Frank creates new opportunities for federal monitoring and limited intervention in the regulation of the insurance industry, and the FIO’s reports and recommendations may create new pressures for broader federal regulatory authority over the insurance industry longer term. In December 2013, the FIO released a report recommending ways to modernize and improve the system of insurance regulation in the U.S. While the report did not recommend full federal regulation of insurance, it did suggest an expanded federal role in some circumstances. As various aspects of Dodd-Frank continue to be addressed, management will closely monitor these future developments for impact on the Company, insurers of similar size and the insurance industry as a whole.

Employees

At December 31, 2014, the Company had approximately 1,310 non-agent employees and 73 full-time employee agents. (This does not include 625 Exclusive Agent independent contractors that were part of the Company’s total dedicated agency force at December 31, 2014.) The Company has no collective bargaining agreement with any employees.

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

Financial markets in the U.S. and elsewhere can experience extreme volatility and disruption for uncertain periods of time. As an example, in 2008 and 2009, stresses affecting the global banking system led to economic volatility which exerted significant downward pressure on prices of equity securities and many other investment asset classes and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Many states and local governments are also impacted by adverse economic conditions which could have an impact on both the Company’s niche market and its investment portfolio. Like other financial institutions which face significant financial market risk in their operations, the Company was adversely affected by these conditions and could be adversely impacted by similar circumstances in the future. The Company’s ability to access the capital markets to refinance outstanding indebtedness or raise capital could be impaired during significant financial market disruptions.

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

The success of our investment strategy is crucial to the success of our business. Specifically, our fixed income portfolio is subject to a number of risks including:

•	interest rate risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected;
•	market value risk, which is the risk that our invested assets will decrease in value due to a change in the yields realized on our assets and prevailing market yields for similar assets, an unfavorable change in the liquidity of the investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the investment;
•	credit risk, which is the risk that the value of certain investments becomes impaired due to deterioration in the financial condition of one or more issuers of those instruments or the deterioration in performance or credit quality of the underlying collateral of certain structured securities and, ultimately, the risk of permanent loss in the event of default by an issuer or underlying credit;
•	market fundamentals risk, which is the risk that there are changes in the market that can have an unfavorable impact on securities valuation such as availability of credit in the capital markets, re-pricing of credit risk, reduced market liquidity due to broker-dealers’ unwillingness to hold inventory, and increased market volatility;
•	concentration risk, which is the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of deterioration in the financial condition of those issuers or the market value of their securities;
•	liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated requiring us to sell assets at an undesirable time to provide for policyholder surrenders, withdrawals or claims; and
•	regulatory risk, which is the risk that regulatory bodies or governments, in the U.S. or in other countries, may make substantial investments or take significant ownership positions in, or ultimately nationalize, financial institutions or other issuers of securities held in the Company’s investment portfolio, which could adversely impact the seniority or contractual terms of the securities. Regulatory risk could also come from changes in tax laws or bankruptcy laws that would adversely impact the valuation and/or after tax yields of certain invested assets.

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

From time to time, the Company could enter into foreign currency, interest rate, credit derivative and other hedging transactions in an effort to manage risks, including risks that may be attributable to any new products offered by the Company. For instance, in 2014 the Company began utilizing call options to manage interest crediting risk related to its newly introduced fixed indexed annuity product. (See “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies -- Policy Liabilities for Fixed Indexed Annuities” listed on page F-1 of this report.) We cannot provide assurance that we will successfully structure derivatives and hedges so as to effectively manage risks. If our calculations are incorrect, or if we do not properly structure our derivatives or hedges, we may have unexpected losses and our assets may not be adequate to meet our needed reserves, which could adversely affect our financial condition and results of operations.

Although the Company’s defined benefit pension plan was frozen in 2002, declining financial markets could also cause, and in the past have caused, the value of the investments in this pension plan to decrease, resulting in additional pension expense, a reduction in other comprehensive income and an increase in required contributions to the defined benefit pension plan, which could have an adverse effect on our financial condition and results of operations.

The determination of the fair value of our fixed income and equity securities includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially impact our financial condition and results of operations.

The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, fair value determination may require more subjectivity and management judgment and those fair values may differ materially from the value at which the investments ultimately could be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. The difference between fair value and amortized cost or cost, net of applicable deferred income tax asset or liability and the related impact on deferred policy acquisition costs associated with investment (annuity) and interest-sensitive life contracts, is reflected as a component of accumulated other comprehensive income within shareholders' equity. Decreases in the fair value of our investments could have a material adverse effect on our financial condition and results of operations.

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

Significant changes in interest rates expose us to the risk of not earning income or experiencing losses based on the differences between the interest rates earned on our investments and the credited interest rates paid on our outstanding fixed annuity and interest-sensitive life contracts. Significant changes in interest rates may affect:

•	the ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in our annuity and life products;
•	the book yield of our investment portfolio; and
•	the unrealized gains and losses in our investment portfolio and the related after tax effect on our shareholders’ equity and total capital.

Both rising and declining interest rates can negatively affect the income we derive from our annuity and life products’ interest rate spreads. During periods of falling interest rates or a sustained period of low interest rates, our investment earnings will be lower because new investments in fixed maturity securities likely will bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our annuity contracts, particularly in a multi-year period of low interest rates. As of the time of this Annual Report on Form 10-K, new money rates remain at historically low levels. A press release issued by the Federal Open Market Committee on January 28, 2015 indicated that the Federal Reserve Board maintained its pledge to be patient on raising interest rates and acknowledged global risks, saying that it will take into account readings on international developments as it decides how long to keep rates low. If interest rates remain low over an extended period of time, it could pressure our net investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities.

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

We may experience volatility in our results of operations and financial condition due to the fair value accounting for derivative instruments.

All derivative instruments, including derivative instruments embedded in fixed indexed annuity contracts, are recognized in the balance sheet at their fair values. Changes in the fair value of these instruments are recognized immediately in our results of operations as follows:

•	Call options purchased to fund the annual index credits on our fixed indexed annuity products are presented at fair value. The fair value of the call options is based on the amount of cash expected to be received to settle the call options obtained from the counterparties adjusted for the nonperformance risk of the counterparty. The change in fair value of derivatives includes the gains or losses recognized at expiration of the option term or upon early termination as well as changes in fair value for open positions.
•	The contractual obligations for future annual index credits are treated as a "series of embedded derivatives" over the expected lives of the applicable contracts. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in equity market performance and changes in the interest rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values.

In future periods, the application of fair value accounting for derivatives and embedded derivatives to our fixed indexed annuity business may cause volatility in our results of operations.

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

Various events can cause catastrophes, including hurricanes, windstorms, hail, severe winter weather, wildfires, earthquakes, explosions and terrorism. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of our insurance subsidiaries are related to homeowners’ coverages. Our ability to provide accurate estimates of ultimate catastrophe costs is based on several factors, including:

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

Based on 2014 direct premiums earned, 58% of the total annual premiums for our property and casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, North Carolina, Texas, Florida, South Carolina and Louisiana.

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

Additionally, the availability and cost of reinsurance are subject to prevailing market conditions beyond our control. For example, significant losses from hurricanes or terrorist attacks, an increase in capital requirements, or a future lapse of the provisions of the Terrorism Risk Insurance Act could have a significant adverse impact on the reinsurance market.

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

Reserves do not represent an exact calculation of liability. Reserves represent estimates, generally involving actuarial projections at a given time, of what our insurance subsidiaries expect the ultimate settlement and adjustment of claims will cost, net of salvage and subrogation. Estimates are based on assessments of known facts and circumstances, assumptions related to the ultimate cost to settle such claims, estimates of future trends in claims severity and frequency, changing judicial theories of liability, and other factors. These variables are affected by both internal and external events, including changes in claims handling procedures, economic inflation, unpredictability of court decisions, plaintiffs’ expanded theories of liability, risks inherent in major litigation and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Significant reporting lags may exist between the occurrence of an insured event and the time it is actually reported. Our insurance subsidiaries adjust their reserve estimates regularly as experience develops and further claims are reported and settled.

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

At December 31, 2014, we had $47.4 million of goodwill recorded on our consolidated balance sheet. Goodwill was recorded when the Company was acquired in 1989 and when Horace Mann Property & Casualty Insurance Company was acquired in 1994, in both instances reflecting the excess of cost over the fair market value of net assets acquired. In 2014, the goodwill balance was evaluated for impairment, as described in “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies”, with no impairment charge resulting from such assessment. The evaluation of goodwill considers a number of factors including the impacts of a volatile financial market on earnings, discount rate assumptions, liquidity and the Company’s market capitalization. If an evaluation of the Company’s fair value or of the Company’s segments’ fair value indicated that all or a portion of the goodwill balance was impaired, the Company would be required to write off the impaired portion. Such a write-off could have a material adverse effect on our results of operations in the period of the write-off; however, management does not anticipate a material effect on the Company’s financial condition.

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

The Company’s agencies are owned primarily by non-employee, independent contractor, Exclusive Agents and nearly all of these agencies operate under the Agency Business model -- agents in outside offices with licensed producers -- which is designed to remove capacity constraints while increasing productivity. The economic viability of each agency is directly dependent of the productivity of the agency and the success at penetrating, serving and cross-selling the Company’s educator market.

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

Our ability to successfully increase new business in the educator market is largely dependent on our ability to effectively access educators either in their school buildings or through other approaches. While this is especially true for the sale of 403(b) tax-qualified annuity products via payroll deduction, any significant decrease in access, either through fewer payroll slots, increased security measures, impacts of state or federal level pension reform initiatives, requirements of national and state Do Not Call registries, or for other reasons could adversely affect the sale of all lines of our business and require us to change our traditional approach to worksite marketing and promotion, as well as contact with potential customers. With the current IRS regulations regarding Section 403(b) arrangements, including annuities, our ability to maintain and increase our share of the 403(b) market, and the access it gives us for other product lines, will depend on our ability to successfully compete in this market. Some school districts and benefit consultants have placed an emphasis on the relative financial strength ratings of competing companies, as well as low cost product and distribution approaches, which may put us at a competitive disadvantage relative to other more highly-rated insurance companies.

At the time of this Annual Report on Form 10-K, the U.S. Department of Labor is considering changes to the standards applied to employer sponsored plans (which may include 403(b) plans), individual retirement account (“IRA”) rollovers and financial advisors. If implemented, the revised standards could drive changes in employer and customer expectations, the sales process and the products offered. See also “Business -- Regulation”.

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

While the U.S. financial market and certain sectors of the economy have shown improvement over recent years, federal and state revenue shortages continue to pressure the budgets of many school districts. Teacher layoffs and early retirements have taken place and it is possible that additional reductions could occur. Similar to others in the insurance industry, the Company has experienced periods with pressure on new business sales levels. However, despite the economic headwinds, as of the time of this Annual Report on Form 10-K, the Company’s retention of annuity accumulated values remains strong; the level of annuity scheduled deposit suspension continues to be significantly improved compared to the 2008-2009 period; and total annuity net fund flows were positive in each year in the 2008 through 2014 period. However, there can be no assurance that these business factors will remain favorable.

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

The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, more sophisticated product pricing, greater economies of scale and/or lower-cost marketing approaches compared to us. In our target market, we believe that the principal competitive factors in the sale of property and casualty insurance products are price, overall service, name recognition and worksite sales and service. We believe that for our market the principal competitive factors in the sale of annuity products and life insurance are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition. And, we believe that the Company’s focus on the educator market niche, as well as the knowledge obtained regarding this niche throughout the Company’s history, contribute to our ability to effectively and profitably serve this market.

Particularly in the property and casualty business, our insurance subsidiaries from time to time, generally on a cyclical basis, experience periods of intense competition during which they may be unable to increase policyholders and revenues without adversely impacting profit margins. During the current cycle, which is expected to persist through 2015 and potentially beyond, competition from direct writers and large, mass market carriers has been particularly aggressive, evidenced in part by their significant national advertising expenditures. In addition, advancements in vehicle technology and safety features, such as accident prevention technologies or the development of autonomous or partially autonomous vehicles -- once widely available and utilized, as well as expanded availability of usage-based insurance could materially alter the way that automobile insurance is marketed, priced and underwritten. The inability of our insurance subsidiaries to effectively anticipate the impact of these issues on our business and compete successfully in the property and casualty business could adversely affect the subsidiaries’ financial condition and results of operations and the resulting ability to distribute cash to the holding company.

In our annuity business, the current IRS Section 403(b) regulations make the 403(b) market more similar to the 401(k) market than it was prior to 2009. These regulations have reduced and could continue to reduce the number of competitors in this market as the 403(b) market has become more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business. While not yet widespread, there has been continued pressure in some states to adopt state-sponsored or mandated 403(b) plans with single- or limited-provider options; this pressure has come from competitor lobbying efforts and state legislature-initiated pension reform initiatives. The inability of our insurance subsidiaries to compete successfully in these markets could adversely affect the subsidiaries’ financial condition and results of operations and the resulting ability to distribute cash to the holding company.

A reduction or elimination of the tax advantages of annuity and life products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) annuities and individual retirement accounts (“IRAs”), could make our products less attractive to clients and adversely affect our operating results.

A significant part of our annuity business involves fixed and variable 403(b) tax-qualified annuities, which are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our life and annuity products to clients or the tax benefits of programs utilized by our customers. As a result of economic conditions from 2008 through 2014 and as of the time of this Annual Report on Form 10-K, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax advantaged products or result in notable reforms to educator pension programs. See also “Business -- Regulation -- Regulation at Federal Level”.

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

Dodd-Frank created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The FIO studies the current insurance regulatory system and is charged with monitoring and providing specific reports on various aspects of the insurance industry. However, the FIO does not have general supervisory or regulatory authority over the business of insurance. In December 2013, the FIO released a report recommending ways to modernize and improve the system of insurance regulation in the U.S. While the report did not recommend full federal regulation of insurance, it did suggest an expanded federal role in some circumstances. While Dodd-Frank creates new opportunities for federal monitoring and limited intervention in the regulation of the insurance industry, and the FIO’s reports and recommendations may create new pressures for broader federal regulatory authority over the insurance industry longer term, management does not expect the current provisions of Dodd-Frank to have a significant effect on the Company. Management will continue to monitor developments under Dodd-Frank, as various aspects of it continue to be addressed by governmental bodies. Additional regulations could adversely affect the efficiency and effectiveness of business processes, financial condition and results of operations of the Company, insurers of similar size and/or the insurance industry as a whole.

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

Companies in the insurance industry have been subject to substantial litigation resulting from claims, disputes and other matters. Most recently, they have faced expensive claims, including class action lawsuits, alleging, among other things, improper sales practices and improper claims settlement procedures. Negotiated settlements of certain such actions have had a material adverse effect on many insurance companies. The resolution of similar future claims against any of our insurance subsidiaries, including the potential adverse effect on our reputation and charges against the earnings of our insurance subsidiaries as a result of legal defense costs, a settlement agreement or an adverse finding or findings against our insurance subsidiaries in such a claim, could have a material adverse effect on the financial condition and results of operations of our insurance subsidiaries.

Data security breaches or denial of service on our websites could have an adverse impact on the Company’s business and reputation.

Unauthorized access to and unintentional dissemination of our confidential, highly-sensitive customer, employee or Company data or other breaches of data security in our facilities, networks or databases, or those of our agents or third-party vendors -- including information technology and software vendors, could result in loss or theft of assets or sensitive information, data corruption or operational disruption that may expose the Company to liability and/or regulatory action and may have an adverse impact on the Company’s customers, employees, reputation and business. In addition, any compromise of the security of our data or prolonged denial of service on our websites could harm the Company’s business and reputation. We have designed, implemented and routinely test industry-compliant procedures for protection of confidential information and sensitive corporate data, including rapid response procedures to help contain or prevent data loss if a breach were to occur. We have also implemented multiple technical security protections and contractual obligations regarding security breaches for our agents and third-party vendors. Even with these efforts, there can be no assurance that security breaches or service disruptions will be prevented.

Successful execution of our business growth strategy is dependent on effective implementation of new or enhanced technology systems and applications.

Our ability to effectively execute our business growth strategy and leverage potential economies of scale is dependent on our ability to provide the requisite technology components for that strategy. While we have effectively upgraded our infrastructure technologies with improvements in our data center, a new communications platform and enhancements to our disaster recovery capabilities, our ability to replace or supplement dated, monolithic legacy business systems -- such as our life, annuity and property and casualty policy administrative systems -- with more flexible, maintainable, and customer accessible solutions will be necessary to achieve our plans. The inherent difficulty in replacing and/or modernizing these older technologies, coupled with the Company’s limited experience in these endeavors, presents an increased risk to delivering these technology solutions in a cost effective and timely manner. Our scale will require us to develop innovative solutions to address these challenges, including consideration of “software as a service” arrangements and other third-party based information technology capabilities. More modern approaches to software development and utilization of third-party vendors can augment the Company’s internal capacity for these implementations, but may not adequately reduce the operational risks of timely and cost effective delivery.

Loss of key vendor relationships could affect our operations.

We rely on services and products provided by a number of vendors in the United States and abroad. These include, for example, vendors of computer hardware and software, including on-demand software, and vendors of services such as investment management advisement, information technology services -- such as those associated with our life, annuity and property and casualty policy administrative systems -- and delivery services for customer policy-level communications. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational difficulties and financial losses.

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

Market Information and Dividends

HMEC's common stock is traded on the NYSE under the symbol of HMN. The following table sets forth the high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends paid per share of common stock during the periods indicated.

	Market Price		Dividend
Fiscal Period	High	Low	Paid
2014:
Fourth Quarter	$33.74	$28.11	$0.230
Third Quarter	31.79	28.34	0.230
Second Quarter	31.73	27.70	0.230
First Quarter	31.87	27.42	0.230
2013:
Fourth Quarter	$31.81	$27.25	$0.195
Third Quarter	29.00	24.20	0.195
Second Quarter	25.59	20.70	0.195
First Quarter	22.22	19.95	0.195

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

Shareholder Return Performance Graph

The graph below compares cumulative total return* of Horace Mann Educators Corporation, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2009 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	12/09	12/10	12/11	12/12	12/13	12/14

HMEC	$100	$147	$116	$174	$283	$307
S&P 500 Insurance Index	100	116	106	126	185	200
S&P 500 Index	100	115	117	136	179	204

*	The S&P 500 Index and the S&P 500 Insurance Index, as published by Standard and Poor’s Corporation (“S&P”), assume an annual reinvestment of dividends in calculating total return. Horace Mann Educators Corporation assumes reinvestment of quarterly dividends when paid.

Holders and Shares Issued

As of February 15, 2015, the approximate number of holders of HMEC’s common stock was 12,000.

During 2014, options were exercised for the issuance of 435,665 shares, 1.1% of the Company’s common stock shares outstanding at December 31, 2013. The Company received $8.3 million as a result of these option exercises, including related federal income tax benefits.

Regarding the equity compensation plan information required by Item 201(d) of Regulation S-K, see “Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters”.

Issuer Purchases of Equity Securities

On December 7, 2011, the Company’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended December 31, 2014, the Company did not repurchase shares of HMEC common stock. As of December 31, 2014, $22.9 million remained authorized for future share repurchases.

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

The information required by Item 305 of Regulation S-K is contained under the heading “Market Value Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” listed on page F-1 of this report.

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

a.)     Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2014. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K.

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management, including our CEO and our CFO, determined that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, as stated in their report listed on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9B.     Other Information

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

ITEM 11.     Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 14.     Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

(a)(1)        The following consolidated financial statements of the Company are contained in the Index to Financial Information on page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

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

Schedule IV - Reinsurance.

(a)(3)        The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit
No.	Description

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.2(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.2(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Exhibit
No.	Description

10.2(g)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

10.3(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

10.3(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

Exhibit
No.	Description

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014.

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants.

Exhibit
No.	Description

10.12*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(b)	See list of exhibits in this Item 15.

(c)	See list of financial statement schedules in this Item 15.

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
Senior Vice President and Controller

/s/ Steven O. Swyers
Steven O. Swyers, Director

Dated: March 2, 2015

HORACE MANN EDUCATORS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company's business. For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K. That discussion includes factors such as:

•	The impact that a prolonged economic recession may have on the Company’s investment portfolio; volume of new business for automobile, homeowners, annuity and life products; policy renewal rates; and additional annuity contract deposit receipts.
•	Fluctuations in the fair value of securities in the Company's investment portfolio and the related after tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses.
•	Prevailing low interest rate levels, including the impact of interest rates on (1) the Company's ability to maintain appropriate interest rate spreads over minimum fixed rates guaranteed in the Company's annuity and life products, (2) the book yield of the Company's investment portfolio, (3) unrealized gains and losses in the Company's investment portfolio and the related after tax effect on the Company's shareholders' equity and total capital, (4) amortization of deferred policy acquisition costs and (5) capital levels of the Company’s life insurance subsidiaries.
•	The frequency and severity of events such as hurricanes, storms, earthquakes and wildfires, and the ability of the Company to provide accurate estimates of ultimate claim costs in its consolidated financial statements.
•	The Company’s risk exposure to catastrophe-prone areas. Based on full year 2014 property and casualty direct earned premiums, the Company’s ten largest states represented 58% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, North Carolina, Texas, Florida, South Carolina and Louisiana.
•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.
•	Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the amortization of deferred policy acquisition costs.
•	Adverse results from the assessment of the Company’s goodwill asset requiring write off of the impaired portion.
•	The Company's ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	The Company's ability to (1) develop and expand its marketing operations, including agents and other points of distribution, and (2) maintain and secure access to educators, school administrators, principals and school business officials.
•	The effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues. The effects of these forces can include, among others, teacher layoffs and early retirements, as well as individual concerns regarding employment and economic uncertainty.
•	The Company's ability to profitably expand its property and casualty business in highly competitive environments.
•	Changes in federal and state laws and regulations, which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing Section 403(b) plans.
•	Changes in public employee retirement programs as a result of federal and/or state level pension reform initiatives.
•	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
•	The Company's ability to effectively implement new or enhanced information technology systems and applications.

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

For 2014, the Company’s net income of $104.2 million declined $6.7 million compared to 2013, as improvements in property and casualty segment and annuity segment results, as well as solid earnings in the life segment were offset by a decrease in realized investment gains. After tax net realized investment gains of $6.9 million were $7.5 million less than a year earlier. For the property and casualty segment, net income of $46.9 million increased $2.5 million compared to 2013. The property and casualty combined ratio was 96.1% for 2014, a 0.2 percentage point improvement compared to 96.3% for 2013. Automobile current accident year non-catastrophe underwriting results improved, while the level of favorable development of prior years’ reserves was lower than in 2013. Homeowners current accident year non-catastrophe underwriting results were favorable, but declined compared to 2013, reflecting a trend in the later quarters of the year of more severe non-catastrophe weather-related losses. Catastrophe losses decreased modestly in 2014, representing a $1.7 million after tax increase to net income compared to 2013. Annuity segment net income of $45.3 million for 2014 increased $0.6 million compared to 2013, due to an increase in the amount of interest margin earned on fixed annuity assets -- driven by the growth in assets under management and proactive actions to maintain favorable net interest spreads. For 2014, unlocking of deferred policy acquisition costs had a $1.2 million negative pretax impact, compared to a $3.7 million pretax positive impact in 2013. Life segment net income of $17.5 million decreased $2.9 million compared to 2013 due to a more normal level of mortality costs in the current period, consistent with actuarial models, partially offset by growth in investment income in 2014.

Premiums written and contract deposits increased 7% compared to 2013 primarily due to an increase in the amount of annuity single premium and rollover deposits received in 2014, as well as the favorable premium impact from increases in average premium per policy for both homeowners and automobile. Annuity deposits received were 14% greater than the prior year. Property and casualty segment premiums written increased 2% compared to the prior year. Life segment insurance premiums and contract deposits also increased 2% compared to 2013.

The Company’s book value per share was $32.65 at December 31, 2014, an increase of 20% compared to 12 months earlier. This increase reflected net income for the 12 months and an increase in net unrealized investment gains due to lower yields on intermediate and long maturity U.S. Treasury securities and narrower credit spreads on municipal securities offset by wider corporate credit spreads, the combination of which resulted in an increase in net unrealized gains for the Company’s holdings of fixed income and equity securities. At December 31, 2014, book value per share excluding investment fair value adjustments was $25.38, representing a 7% increase compared to 12 months earlier.

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

Information regarding the Company’s accounting policies pertaining to these topics is located in the “Notes to Consolidated Financial Statements” as listed on page F-1 of this report and is not repeated in the discussion below.

Fair Value Measurements

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. The valuation of fixed maturity securities and equity securities is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. See also “Note 3 -- Fair Value of Financial Instruments”.

Valuation of Fixed Maturity and Equity Securities

For fixed maturity securities, each month the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

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

The Company analyzes price and market valuations received and has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure (1) the values received are reasonable and accurately recorded, (2) the data inputs and valuation techniques utilized are appropriate and consistently applied, and (3) the assumptions are reasonable and consistent with the objective of determining fair value. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 91% of the portfolio, based on fair value, was priced through pricing services or index priced using observable inputs as of December 31, 2014. The remainder of the portfolio was priced by broker-dealers or pricing models.

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

At December 31, 2014, Level 3 invested assets comprised approximately 2% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements -- Note 3 -- Fair Value of Financial Instruments”.

Other-than-temporary Impairment of Investments

The Company's methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for all equity securities and for the credit-related loss portion associated with impaired fixed maturity securities. The amount of the total other-than-temporary impairment related to non-credit factors for fixed maturity securities is recognized in other comprehensive income, net of applicable taxes, unless the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis. See also “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies -- Other-than-temporary Impairment of Investments”.

Goodwill

Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess; the charge could have a material adverse effect on the Company’s results of operations. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments. As of December 31, 2014, the Company’s allocation of goodwill by reporting unit/segment was as follows: $28.0 million, annuity; $9.9 million, life; and $9.5 million, property and casualty. Also see “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies -- Goodwill and Value of Acquired Insurance In Force”.

The process of evaluating goodwill for impairment requires management to make multiple judgments and assumptions to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates are based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which consider market participant inputs and the relative risk associated with the projected cash flows. Other assumptions include levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considers other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. There were no events or material changes in circumstances during 2014 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

Deferred Policy Acquisition Costs for Annuity and Interest-sensitive Life Products

Policy acquisition costs, consisting of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. Capitalized acquisition costs for interest-sensitive life contracts also are amortized over 20 years in proportion to estimated gross profits. See also “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies -- Deferred Policy Acquisition Costs”.

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained annual deviations are experienced. The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes. The potential effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At December 31, 2014, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 3%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, based on capitalized annuity policy acquisition costs as of December 31, 2014 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.25 million and

$0.35 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would impact amortization between $0.20 million and $0.30 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations for the Three Years Ended December 31, 2014 -- Policy Acquisition Expenses Amortized”.

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

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. A detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses”. Due to the nature of the Company’s personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $10 million of net income based on net reserves as of December 31, 2014. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

There are a number of assumptions involved in the determination of the Company’s property and casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. Management estimates that a 2% change in claim severity or claim frequency for the most recent 36 month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated net reserves of between $6.0 million and $10.0 million for long-tail liability related exposures (automobile liability coverages) and between $2.0 million and $4.0 million for short-tail liability related exposures (homeowners and automobile physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.

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

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	December 31, 2014			December 31, 2013
	Case	IBNR		Case	IBNR
	Reserves	Reserves	Total (1)	Reserves	Reserves	Total (1)

Automobile liability	$85.1	$146.7	$231.8	$75.8	$119.7	$195.5
Automobile other	8.7	0.5	9.2	7.3	1.3	8.6
Homeowners	18.3	37.9	56.2	12.5	40.4	52.9
All other	1.9	12.0	13.9	3.5	15.3	18.8
Total	$114.0	$197.1	$311.1	$99.1	$176.7	$275.8

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2014, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income in 2014 by approximately $11.1 million, primarily the result of favorable frequency and severity trends in voluntary automobile losses for accident years 2011 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at December 31, 2014.

Information regarding the Company’s property and casualty claims and claim expense reserve development table as of December 31, 2014 is located in “Business -- Property and Casualty Segment -- Property and Casualty Reserves”. Information regarding property and casualty reserve reestimates for each of the years in the three year period ended December 31, 2014 is located in “Results of Operations for the Three Years Ended December 31, 2014 -- Benefits, Claims and Settlement Expenses”.

Liabilities for Future Policy Benefits

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and lapses. Mortality and lapse assumptions for all policies have been based on actuarial tables which are consistent with the Company's own experience. In the event actual experience is worse than the assumptions, additional reserves may be required. This would result in a charge to income for the period in which the increase in reserves occurred. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. See also “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies -- Future Policy Benefits, Interest-sensitive Life Contract Liabilities and Annuity Contract Liabilities”.

Deferred Taxes

Deferred tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. The Company evaluates deferred tax assets periodically to determine if they are realizable. Factors in the determination include the performance of the business including the ability to generate taxable income from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Charges to establish a valuation allowance could have a material adverse effect on the Company’s results of operations and financial position. See also “Notes to Consolidated Financial Statements -- Note 7 -- Income Taxes”.

Valuation of Liabilities Related to the Defined Benefit Pension Plan

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit pension plan but continue to retain the benefits they had accrued to that date. See also “Notes to Consolidated Financial Statements -- Note 9 -- Pension Plans and Other Postretirement Benefits”.

The Company's cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 3.66% was used by the Company for estimating accumulated benefits under the plan at December 31, 2014, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve. The expected annual return on plan assets assumed by the Company at

December 31, 2014 was 7.5%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted reasonable assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

To the extent that actual experience differs from the Company's assumptions, subsequent adjustments may be required, with the effects of those adjustments charged or credited to income and/or shareholders' equity for the period in which the adjustments are made. Generally, a change of 50 basis points in the discount rate would inversely impact pension expense and accumulated other comprehensive income (“AOCI”) by approximately $0.1 million and $1.1 million, respectively. In addition, for every $1 million increase (decrease) in the value of pension plan assets, there is a comparable pretax increase (decrease) in AOCI.

Results of Operations for the Three Years Ended December 31, 2014

Insurance Premiums and Contract Charges

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2014	2013	Percent	Amount	2012
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property & casualty (1)	$584.4	$570.4	2.5%	$14.0	$550.8
Annuity deposits	480.6	423.0	13.6%	57.6	417.6
Life	102.7	100.8	1.9%	1.9	99.3
Total	$1,167.7	$1,094.2	6.7%	$73.5	$1,067.7

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property & casualty (1)	$581.8	$561.9	3.5%	$19.9	$546.3
Annuity	25.6	22.6	13.3%	3.0	21.8
Life	108.4	106.4	1.9%	2.0	102.4
Total	$715.8	$690.9	3.6%	$24.9	$670.5

(1)	Includes voluntary business and an immaterial amount of involuntary business. Voluntary business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines. Involuntary business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Number of Policies and Contracts in Force

(actual counts)

	As of December 31,
	2014	2013	2012
Property and casualty (voluntary)
Automobile	480,702	482,231	486,400
Property	229,072	234,938	237,436
Total	709,774	717,169	723,836
Annuity	202,572	194,523	188,918
Life	200,867	200,161	201,561

For 2014, the Company’s premiums written and contract deposits of $1,167.7 million increased $73.5 million, or 6.7%, compared to a year earlier, reflecting growth in each of the Company’s three segments, led by the annuity segment. For 2013, the Company’s premiums written and contract deposits of $1,094.2 million increased $26.5 million, or 2.5%, compared to a year earlier, also reflecting growth in all three of the Company’s segments, led by the property and casualty segment. The Company’s premiums and contract charges earned increased $24.9 million, or 3.6%, compared to 2013, primarily due to increases in average premium per policy for both homeowners and automobile. For 2013, the Company’s premiums and contract charges earned increased $20.4 million, or 3.0%, compared to 2012, also primarily due to increases in average premium per policy for both homeowners and automobile.

Total voluntary automobile and homeowners premiums written increased 2.4%, or $13.6 million, in 2014, compared to 2013. Average written premium per policy for both automobile and homeowners increased compared to the prior year, with the impact partially offset by a reduced level of policies in force during 2014. For 2014, the Company’s full year rate plan anticipated mid-single digit average rate increases (including states with no rate actions) for both automobile and homeowners; average approved rate changes during 2014 were consistent with those plans at 4% for automobile and 5% for homeowners. For 2013, the Company’s average approved rate changes (including states with no rate actions) for automobile and homeowners were 6% and 9%, respectively.

Based on policies in force, the 2014 voluntary automobile 12 month retention rate for new and renewal policies was 84.7% compared to 84.8% at December 31, 2013 and 84.7% at December 31, 2012. The property 12 month new and renewal policy retention rate was 87.9%, 89.0% and 89.6% at December 31, 2014, 2013 and 2012, respectively. Although modestly lower than 12 months earlier, the 2014 retention rates have been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans, particularly for voluntary automobile business.

Voluntary automobile premiums written increased 2.4%, or $8.8 million, compared to 2013. In 2013, voluntary automobile premium written increased 3.2%, or $11.4 million, compared to 2012. In 2014, the average written premium per policy and average earned premium per policy increased approximately 3% and 4%, respectively, compared to a year earlier, which was partially offset by the decline in policies in force. In 2013, the average written premium per policy and average earned premium per policy each increased approximately 3%, compared to a year earlier, which was partially offset by that year’s decline in policies in force. The number of educator policies decreased more modestly than the total policy count over the three year period and represented approximately 84%, 84% and 83% of the voluntary automobile policies in force at December 31, 2014, 2013 and 2012, respectively.

Voluntary homeowners premiums written increased 2.5%, or $4.8 million, compared to 2013. In 2013, voluntary homeowners premium written increased 4.3%, or $8.1 million, compared to 2012. The average written premium per policy and average earned premium per policy increased approximately 4% and 5%, respectively, in 2014 compared to a year earlier. In addition, reduced catastrophe reinsurance costs benefitted 2014 by approximately $3 million, while these costs for 2013 were comparable to those in 2012. In 2013, the average written and earned premium per policy increased 5% and 3%, respectively, compared to 2012. Similar to the automobile line of business, the number of educator policies declined more modestly than the total homeowners policy count and represented approximately 80% of the homeowners policies in force at December 31, 2014, compared to approximately 79% and

78% at December 31, 2013 and 2012, respectively. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products. In 2014 the Company initiated a program to further address homeowners profitability and hurricane exposure issues in Florida. The Company identified for non-renewal about 4,800 policies, approximately 95% of its December 31, 2013 Florida book of property business, starting with June 2014 policy effective dates. As of December 31, 2014, approximately 3,400 of the policies in the non-renewal program had been terminated, with the remainder expected to terminate over the first six months of 2015. While this program will impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners longer-term underwriting results. The Company continues to write policies for tenants and condominium owners in Florida. And, the Company has authorized its agents to write certain third-party vendors’ homeowners policies in Florida.

For 2014, total annuity deposits received increased 13.6%, or $57.6 million, compared to the prior year, driven by a 21.9% increase in single premium and rollover deposit receipts accompanied by a 2.5% increase in recurring deposit receipts. As further described in “Sales” below, the Company’s recently introduced fixed indexed annuity contract contributed to the favorable result in 2014. Total annuity deposits received in 2013 increased 1.3%, or $5.4 million, compared to the prior year, with a 2.6% increase in recurring deposit receipts accompanied by a 0.4% increase in single premium and rollover deposit receipts. In 2014, new deposits to fixed accounts of $340.0 million increased 16.7%, or $48.7 million, and new deposits to variable accounts of $140.6 million increased 6.8%, or $8.9 million, compared to the prior year. In 2013, new deposits to fixed accounts decreased 4.3%, or $13.1 million, and new deposits to variable accounts increased 16.3%, or $18.5 million, compared to 2012. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by Horace Mann’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated value on deposit of $5.7 billion at December 31, 2014 increased 6.2% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention and financial market performance. Accumulated value retention for the variable annuity option was 94.0%, 94.0% and 94.3% for the 12 month periods ended December 31, 2014, 2013 and 2012, respectively; fixed annuity retention was 94.5%, 95.2% and 95.4% for the respective years.

Variable annuity accumulated balances of $1.8 billion at December 31, 2014 increased 3.8% compared to December 31, 2013, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 13.3%, or $3.0 million, compared to 2013. Variable annuity accumulated balances of $1.7 billion at December 31, 2013 increased 25.0% compared to December 31, 2012, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 3.7%, or $0.8 million, compared to 2012.

Life segment premiums and contract deposits for 2014 increased 1.9%, or $1.9 million, compared to the prior year, due to the favorable impact of new business growth. Life segment premiums and contract deposits for 2013 increased 1.5%, or $1.5 million, compared to the prior year. The ordinary life insurance in force lapse ratio was 4.0% for the 12 months ended December 31, 2014 compared to 4.4% and 4.2% for the 12 months ended December 31, 2013 and 2012, respectively.

Sales

For 2014, property and casualty new annualized sales premiums increased 3.5% -- including notable growth in the fourth quarter -- compared to 2013, as 5.6% growth in new automobile sales was partially offset by a 5.6% decline in homeowners sales. The 2014 decline in homeowners sales was largely due to continued risk mitigation initiatives disclosed above.

For sales by Horace Mann’s agency force, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years resulting in a 26.4% increase compared to 2013. Sales from the independent agent distribution channel, which are largely single premium and rollover annuity deposits, decreased 7.8% compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels increased 21.8% compared to 2013, led by sales of the Company’s new fixed indexed annuity product as described below. Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 21.2% compared to 2013, and single premium and rollover deposits for Horace Mann annuity products increased 21.9% compared to the prior year. In February 2014, the Company expanded its annuity product portfolio by introducing a fixed indexed annuity contract. This new product has been well received by the Company’s customers and represented approximately one-third of total annuity sales for full year 2014, largely single premium and rollover deposits. Previously, the Company had entered into third-party vendor agreements to offer an indexed annuity product underwritten by the third parties.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, has contributed to the increase in sales of proprietary life products. For 2014, sales of Horace Mann’s proprietary life insurance products totaled $11.1 million, representing an increase of 30.6%, compared to the prior year.

Distribution System

At December 31, 2014, there was a combined total of 755 Exclusive Agencies and Employee Agents, compared to 759 at December 31, 2013 and 760 at December 31, 2012. The Company has begun to introduce higher quality standards for agents and agencies focused on improving both customer experiences and agent productivity. The dedicated sales force is supported by the Company’s Customer Contact Center.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 493 authorized agents at December 31, 2014. During 2014, this channel generated $34.4 million in annualized new annuity sales for the Company compared to $37.3 million for 2013 and $55.0 million for 2012, with the new business primarily comprised of single and rollover deposit business over the three year period.

Net Investment Income

For 2014, pretax investment income of $329.8 million increased 5.2%, or $16.2 million, (5.0%, or $10.6 million, after tax) compared to 2013. The increase reflected growth in the size of the average investment portfolio on an amortized cost basis and continued strong performance in the fixed maturity and alternative investment portfolios accompanied by the effects of increased prepayment activity in the asset-backed securities portfolio in 2014. For 2013, pretax investment income of $313.6 million increased 2.5%, or $7.6 million, (2.3%, or $4.7 million, after tax) compared to 2012. Average invested assets increased 6.3% over the 12 months ended December 31, 2014. The average pretax yield on the investment portfolio was 5.32% (3.57% after tax) for 2014, compared to the pretax yield of 5.37% (3.61% after tax) and 5.63% (3.79% after tax) for 2013 and 2012, respectively. During 2014, management continued to identify and secure investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses

For 2014, net realized investment gains (pretax) were $10.9 million compared to realized investment gains of $22.2 million and $27.3 million in 2013 and 2012, respectively. The net gains and losses in all periods were realized primarily from ongoing investment portfolio management activity.

For the year ended December 31, 2014, the Company’s net realized investment gains of $10.9 million included $26.7 million of gross gains realized on security sales and calls partially offset by $9.4 million of realized losses on securities that were disposed of during 2014, primarily mortgage-backed and municipal securities, and the $6.4 million impairment charge recorded largely on energy sector securities in the fourth quarter.

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

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2013, yields on intermediate and long maturity U.S. Treasury securities decreased and credit spreads were narrower on municipal securities offset by wider corporate spreads in 2014, the combination of which resulted in an increase in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

	December 31, 2014
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	83	$534.9	$491.8	$43.1
Energy	73	293.6	271.5	22.1
Insurance	43	223.0	192.6	30.4
Utilities	39	211.7	180.9	30.8
Real estate	35	164.3	153.8	10.5
Technology	33	161.6	155.9	5.7
Transportation	28	146.9	137.1	9.8
Telecommunications	24	137.9	128.5	9.4
Broadcasting and Media	32	134.4	118.8	15.6
Metal and Mining	17	130.0	127.5	2.5
All Other Corporates (1)	200	696.6	650.3	46.3
Total corporate bonds	607	2,834.9	2,608.7	226.2
Mortgage-backed securities
U.S. Government and federally sponsored agencies	382	535.7	484.6	51.1
Commercial (2)	48	169.2	165.3	3.9
Other	22	39.9	36.8	3.1
Municipal bonds (3)	514	1,647.8	1,462.7	185.1
Government bonds
U.S.	9	538.2	512.6	25.6
Foreign	9	59.5	52.5	7.0
Collateralized debt obligations (4)	88	528.6	528.2	0.4
Asset-backed securities	97	539.3	523.8	15.5
Total fixed maturity securities	1,776	$6,893.1	$6,375.2	$517.9

Equity securities
Non-redeemable preferred stocks	12	$22.1	$22.7	$(0.6)
Common stocks	157	68.4	57.2	11.2
Closed-end fund	1	20.1	20.0	0.1
Total equity securities	170	$110.6	$99.9	$10.7

Total	1,946	$7,003.7	$6,475.1	$528.6

(1)	The All Other Corporates category contains 20 additional industry classifications. Health care, consumer products, natural gas, food and beverage, retail and gaming represented $494.8 million of fair value at December 31, 2014, with the remaining 14 classifications each representing less than $33 million.
(2)	At December 31, 2014, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(3)	Holdings are geographically diversified, approximately 50% are tax-exempt and 79% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at December 31, 2014.
(4)	Based on fair value, 95.7% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2014.

At December 31, 2014, the Company’s diversified fixed maturity securities portfolio consisted of 2,209 investment positions, issued by 1,776 entities, and totaled approximately $6.9 billion in fair value. This portfolio was 96.3% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At December 31, 2014, 95.4% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	December 31, 2014
	Percent
	of Total
	Fair	Fair	Amortized
	Value	Value	Cost or Cost
Fixed maturity securities
AAA	6.8%	$471.9	$454.8
AA (2)	36.5	2,513.3	2,308.4
A	24.5	1,689.0	1,528.7
BBB	28.5	1,966.3	1,835.7
BB	1.9	129.9	126.1
B	1.4	99.0	98.0
CCC or lower	0.1	4.2	4.2
Not rated (3)	0.3	19.5	19.3
Total fixed maturity securities	100.0%	$6,893.1	$6,375.2
Equity securities
AAA	-	-	-
AA	3.7%	$4.1	$4.1
A	-	-	-
BBB	33.2	36.7	37.1
BB	1.4	1.5	1.5
B	-	-	-
CCC or lower	-	-	-
Not rated (4)	61.7	68.3	57.2
Total equity securities	100.0%	$110.6	$99.9

Total		$7,003.7	$6,475.1

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At December 31, 2014, the AA rated fair value amount included $538.2 million of U.S. Government and federally sponsored agency securities and $535.7 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)	This category represents private placement securities not rated by either S&P or Moody’s.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At December 31, 2014, the fixed maturity securities and equity securities portfolios had a combined $29.4 million pretax of gross unrealized losses on $1,135.1 million fair value related to 346 positions. Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 10 were trading below 80% of book value at December 31, 2014 and were not considered other-than-temporarily impaired. These positions had fair value of $19.5 million, representing 0.3% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $6.9 million.

The Company views the unrealized losses of all of the securities at December 31, 2014 as temporary. Therefore, no impairment of these securities was recorded at December 31, 2014. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2014	2013	Percent	Amount	2012

Property and casualty	$399.5	$385.6	3.6%	$13.9	$389.4
Annuity	2.2	1.8	22.2%	0.4	3.3
Life	66.7	60.9	9.5%	5.8	55.5
Total	$468.4	$448.3	4.5%	$20.1	$448.2

Property and casualty catastrophe losses, included above (1)	$37.5	$40.2	-6.7%	$(2.7)	$43.3

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Year Ended December 31,
	2014	2013	2012
Incurred claims and claim expenses:
Claims occurring in the current year	$416.5	$403.6	$406.6
Decrease in estimated reserves for claims occurring in prior years (2)	(17.0)	(18.0)	(17.2)
Total claims and claim expenses incurred	$399.5	$385.6	$389.4

Property and casualty loss ratio:
Total	68.7%	68.6%	71.3%
Effect of catastrophe costs, included above (1)	6.5%	7.2%	8.0%
Effect of prior years’ reserve development, included above (2)	-2.9%	-3.3%	-3.2%

(1)	Property and casualty catastrophe losses were incurred as follows:

	2014	2013	2012
Three months ended
March 31	$6.3	$5.7	$5.9
June 30	23.5	22.5	29.2
September 30	5.7	9.1	5.4
December 31	2.0	2.9	2.8
Total full year	$37.5	$40.2	$43.3

(2)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs indicating that the actual and remaining projected losses for prior years are below the level anticipated in the previous December 31 loss reserve estimate.

	2014	2013	2012
Three months ended
March 31	$(4.0)	$(3.3)	$(4.0)
June 30	(3.0)	(2.6)	(4.5)
September 30	(4.4)	(4.0)	(3.0)
December 31	(5.6)	(8.1)	(5.7)
Total full year	$(17.0)	$(18.0)	$(17.2)

In 2014, the Company’s benefits, claims and settlement expenses increased $20.1 million, or 4.5%, compared to the prior year primarily reflecting improvement in automobile current accident year losses, more than offset by an increase in homeowners current accident year non-catastrophe losses and the more normal level of life mortality costs, consistent with actuarial models. In 2014, mortality costs were consistent with actuarial models and variability in the Company’s life mortality experience is not unexpected considering the size of Horace

Mann’s life insurance in force. The Company’s 2014 total property and casualty non-catastrophe current accident year loss ratio of 65.1% increased modestly compared to the 64.7% for 2013. In 2013, the Company’s benefits, claims and settlement expenses were comparable to the prior year, including a $3.1 million decrease in property and casualty catastrophe losses and favorable development of prior years’ reserves increased modestly. In 2013, automobile and homeowner non-catastrophe losses for the current accident year were comparable to 2012 as measured in dollars while the non-catastrophe current accident year loss ratio of 64.7% for 2013 improved 1.8 percentage points compared to 2012.

For 2014, 2013 and 2012 the favorable development of prior years’ property and casualty reserves of $17.0 million, $18.0 million and $17.2 million, respectively, for each year was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate and was primarily for accident years 2011 and prior and predominantly the result of favorable frequency and severity trends in voluntary automobile loss emergence.

For 2014, the voluntary automobile loss ratio of 71.0% increased by 0.5 percentage points compared to the prior year, including (1) the favorable impacts of lower current accident year non-catastrophe losses for 2014 and rate actions taken in recent years partially offset by (2) development of prior years’ reserves that had a 1.2 percentage point less favorable impact in the current year and (3) increased catastrophe losses for this line of business which represented a 0.3 percentage point increase in the current accident year loss ratio. The homeowners loss ratio of 64.6% for 2014 increased 0.3 percentage points compared to a year earlier, including a 2.9 percentage point decrease due to a smaller impact from catastrophe costs. Catastrophe costs represented 15.8 percentage points of the homeowners loss ratio for 2014 compared to 18.7 percentage points for 2013. In 2014, homeowners losses reflected a recent trend of more severe non-catastrophe weather-related and fire losses. Favorable development of prior years’ homeowners reserves represented a 1.1 percentage point reduction to the 2014 loss ratio compared to favorable impacts of 0.4 percentage point and 1.5 percentage points for the years ended December 31, 2013 and 2012, respectively.

Interest Credited to Policyholders

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2014	2013	Percent	Amount	2012

Annuity	$132.5	$127.0	4.3%	$5.5	$121.4
Life	43.6	42.9	1.6%	0.7	42.2
Total	$176.1	$169.9	3.6%	$6.2	$163.6

Compared to 2013, the 2014 increase in annuity segment interest credited reflected a 7.5% increase in average accumulated fixed deposits, partially offset by a 6 basis point decline in the average annual interest rate credited to 3.65%. Compared to a year earlier, the 2013 increase in annuity segment interest credited reflected an 8.6% increase in average accumulated fixed deposits, partially offset by a 15 basis point decline in the average annual interest rate credited to 3.71%. Life insurance interest credited increased slightly in both 2014 and 2013 as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the years ended December 31, 2014, 2013 and 2012 were 201 basis points, 199 basis points and 211 basis points, respectively. The net interest spread increase for 2014 reflected continued solid investment portfolio performance, including the benefit of increased asset-backed security prepayment activity, and proactive crediting rate management. While the net interest spread decrease in 2013 reflected lower average investment yields which were partially offset by crediting rate decreases, the spread compression was more modest than management anticipated at the beginning of 2013 primarily as a result of the Company’s investment portfolio management.

As of December 31, 2014, fixed annuity account values totaled $3.9 billion, including $3.6 billion of deferred annuities. As shown in the table below, for approximately 86%, or $3.1 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed-income securities. The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $665 million of the annuity segment and life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk. As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $3.0 million in year one and $7.4 million in year two, further reducing the net interest spread by approximately 7 basis points and 16 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of December 31, 2014 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.25 million and $0.35 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	December 31, 2014
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	19.2%	$699.1	36.2%	8.1%	$253.2
Equal to 2% but less than 3%	8.4	306.2	81.4	8.0	249.3
Equal to 3% but less than 4%	15.4	559.9	98.9	17.7	553.9
Equal to 4% but less than 5%	55.4	2,018.0	100.0	64.4	2,017.9
5% or higher	1.6	57.0	100.0	1.8	57.0
Total	100.0%	$3,640.2	86.0%	100.0%	$3,131.3

The Company will continue to be proactive in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $93.8 million for 2014 compared to $84.6 million and $79.5 million for the years ended December 31, 2013 and 2012, respectively, with the increase in 2014 largely attributable to the annuity segment. In addition, amortization increased in the property and casualty segment reflecting the recent growth in premiums and related commissions. At December 31, 2014, the unlocking of annuity deferred policy acquisition costs resulted in an increase in amortization of $1.2 million compared to a decrease in amortization of $3.7 million from unlocking at December 31, 2013, with financial market performance in the respective periods being the primary driver. For the life segment, the December 31, 2014 and 2013 unlocking of deferred policy acquisition costs each resulted in an immaterial change in amortization. The December 31, 2012 unlocking of deferred policy acquisition costs resulted in a decrease of $3.8 million in annuity amortization and an increase of $0.8 million in life amortization.

Operating Expenses

In 2014, operating expenses of $162.1 million increased $2.0 million, or 1.2%, compared to 2013. The 2014 expense level was consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios. In 2013, operating expenses of $160.1 million increased 2.6%, or $4.0 million, compared to 2012, and were generally consistent with management’s expectations.

The property and casualty expense ratio of 27.4% for 2014 decreased slightly compared to the prior year expense ratio of 27.7%, consistent with management’s expectations for 2014. The property and casualty expense ratio was 27.0% for 2012.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.7%, 28.0% and 30.4% for the years ended December 31, 2014, 2013 and 2012, respectively. In the third quarters of both 2014 and 2013, the Company recorded the income tax expense impact related to the filing of the tax return for the prior calendar year. In 2014, this increased income tax expense modestly, while in 2013 it decreased income tax expense nearly $1 million, primarily in the annuity segment. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.1, 6.6 and 6.0 percentage points for 2014, 2013 and 2012, respectively.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At December 31, 2014, the Company’s federal income tax returns for years prior to 2011 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For 2014, the Company’s net income of $104.2 million represented a decrease of $6.7 million compared to 2013. The decrease for 2014 was due to a $7.5 million decline in after tax net realized investment gains which offset income growth from the combined insurance segments. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

For 2013, the Company’s net income of $110.9 million represented an increase of $7.0 million compared to 2012, reflecting solid earnings across all three business segments. After tax net realized investment gains of $14.4 million were $3.2 million less than a year earlier. For the property and casualty segment, net income of $44.4 million reflected an increase of $7.3 million compared to 2012. Catastrophe losses were at modestly lower levels in 2013, representing a $2.1 million after tax improvement compared to 2012. In addition, automobile and homeowner current accident year non-catastrophe underwriting results improved, coupled with a slightly higher level of favorable development of prior years’ reserves. Including all factors, the property and casualty combined ratio was 96.3% for 2013, a 2 percentage point improvement compared to 98.3% for 2012. Annuity segment net income of $44.7 million for 2013 increased $4.2 million compared to the prior year, as an increase in the amount of interest margin earned on fixed annuity assets — driven by the growth in assets under management — more than offset the impacts of modest spread compression; favorable unlocking of deferred policy acquisition costs was comparable to 2012. Life segment net income of $20.4 million decreased modestly compared to 2012. Compared to the prior year, across all of the business segments, operating expenses increased reflecting the Company’s various infrastructure and technology investments, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios. A number of the items above, which had a favorable impact on net income for 2013, were more favorable than management would typically expect and are described in more detail in the preceding discussion.

For 2012, the Company’s net income of $103.9 million represented an increase of $33.4 million compared to 2011, reflecting a significant reduction in property and casualty catastrophe losses as well as an increase in underlying earnings for all three of the Company’s operating segments. After tax net realized investment gains decreased by $6.8 million between years. For the property and casualty segment, net income of $37.1 million reflected an increase of $31.2 million compared to 2011, benefitting from decreases in catastrophe costs and Florida sinkhole losses, as well as favorable development of prior years’ reserves, which more than offset an increase in automobile current accident year losses. Including all factors, the property and casualty combined ratio was 98.3% for 2012 compared to 106.6% for 2011. Annuity segment net income of $40.5 million for 2012 increased $9.6 million compared to 2011, primarily reflecting an increase in the interest margin earned on fixed annuity assets accompanied by the current period favorable impact of financial market performance on the unlocking of deferred policy acquisition costs, compared to the prior year adverse impact. Life segment net income of $21.9 million increased $2.5 million, primarily due to favorable mortality experience in 2012. A number of the items above, which had a favorable impact on net income for 2012, were notably more favorable than management would typically expect.

Net income (loss) by segment and net income per share were as follows:

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2014	2013	Percent	Amount	2012
Analysis of net income (loss) by segment:
Property and casualty	$46.9	$44.4	5.6%	$2.5	$37.1
Annuity	45.3	44.7	1.3%	0.6	40.5
Life	17.5	20.4	-14.2%	(2.9)	21.9
Corporate and other (1)	(5.5)	1.4	N.M.	(6.9)	4.4
Net income	$104.2	$110.9	-6.0%	$(6.7)	$103.9

Effect of catastrophe costs, after tax, included above	$(24.4)	$(26.1)	-6.5%	$1.7	$(28.2)
Effect of realized investment gains, after tax, included above	$6.9	$14.4	-52.1%	$(7.5)	$17.6

Diluted:
Net income per share	$2.47	$2.66	-7.1%	$(0.19)	$2.51
Weighted average number of shares and equivalent shares (in millions)	42.2	41.6	1.4%	0.6	41.4

Property and casualty combined ratio:
Total	96.1%	96.3%	N.M.	-0.2%	98.3%
Effect of catastrophe costs, included above	6.5%	7.2%	N.M.	-0.7%	8.0%
Effect of prior years’ reserve development, included above	-2.9%	-3.3%	N.M.	0.4%	-3.2%

N.M. - Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For 2014, 2013 and 2012, net realized investment gains after tax were $6.9 million, $14.4 million and $17.6 million, respectively. For the corporate and other segment, this decline in net realized investment gains resulted in a net loss in 2014 which was also lower than the net income reported for 2013.

Return on average shareholders’ equity based on net income was 8%, 10% and 9% for the years ended December 31, 2014, 2013 and 2012, respectively.

The accounting guidance adopted by the Company effective January 1, 2014 is described in “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Adopted Accounting Standards” listed on page F-1 of this report.

Outlook for 2015

At the time of this Annual Report on Form 10-K, management estimates that 2015 full year net income before realized investment gains and losses will be within a range of $2.15 to $2.35 per diluted share. This projection incorporates the Company’s results for 2014 and anticipates continued modest improvement in the underlying property and casualty combined ratio, somewhat offset by a lower amount of favorable prior years’ reserve development, investment interest rate pressure and continued strategic investments in the Company’s operations through infrastructure and technology initiatives. Management anticipates interest rates to remain low in 2015 and, compared to 2014, expects the Company’s overall portfolio yield to decline by approximately 20 basis points over the course of 2015, impacting each of the three business segments. Property and casualty segment written premium is anticipated to increase, primarily as a result of planned rate actions but also reflecting continued growth in automobile new business. In addition to automobile and property rate actions and an assumption of a more modest level of favorable prior years’ reserve development, the 2015 projection reflects continued underwriting actions, reinsurance cost savings, an assumption that non-catastrophe weather-related losses will be lower than in 2014 and an anticipated expense ratio that is comparable to 2014, despite continued infrastructure and technology initiatives. Excluding the impact of the unlocking of deferred policy acquisition costs, 2015 annuity segment net income is anticipated to be slightly lower than full year 2014, as growth in assets under management and the anticipated positive spread contribution of new business are expected to nearly offset the anticipated decline in the overall net interest spread. For the life segment, net income is anticipated to be modestly lower than 2014 with the assumptions that mortality will be consistent with modeled levels, net investment income will experience pressure as a result of reinvestment rate assumptions and expenses will increase $1 million to $2 million related to the Company’s multi-year infrastructure and technology investments.

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

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2014, 2013 and 2012, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2014 — Net Realized Investment Gains and Losses”, “Business — Investments” and in the “Notes to Consolidated Financial Statements — Note 2 — Investments” listed on page F-1 of this report.

Cash Flow

The short-term liquidity requirements of the Company, within a 12 month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet the Company’s operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth, retire short-term debt, pay dividends to shareholders and repurchase shares of HMEC’s common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity policy claims and benefits, as well as retirement of long-term debt.

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2014, net cash provided by operating activities increased compared to 2013, primarily due to an increase in investment income collected.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2015 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $90 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 8 — Statutory Information and Restrictions” listed on page F-1 of this report.

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

In 2013, one of the Company’s subsidiaries became a member of the Federal Home Loan Bank of Chicago (“FHLB”). In December 2013, that subsidiary received $250.0 million under a funding agreement and received an additional $250.0 million in September 2014 with receipt of those funds reflected in Annuity Contracts, Fixed and Variable, Deposits as a component of the Company’s financing activities for the respective years. Exclusive of this transaction, the Company’s annuity business produced net positive cash flows in 2014 and 2013, although the levels were less than the result for 2012. For the year ended December 31, 2014, receipts from annuity contracts, also excluding the FHLB transactions, increased $57.6 million, or 13.6%, compared to 2013, as described in “Results of Operations for the Three Years Ended December 31, 2014 — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $48.0 million, or 17.2%, compared to the prior year.

Contractual Obligations

The following table sets forth the Company’s contractual obligations, as well as the projected timing of payments.

	Payments Due By Period As of December 31, 2014
		Less Than	1 - 3 Years	3 - 5 Years	More Than 5 Years
		1 Year	(2016 and	(2018 and	(2020 and
	Total	(2015)	2017)	2019)	beyond)

Fixed annuities and fixed option of variable annuities (1)	$5,847.2	$197.8	$412.7	$435.0	$4,801.7
Supplemental contracts (1)(2)	1,117.0	153.7	52.5	299.5	611.3
Life insurance policies (1)	2,462.5	84.6	176.3	179.4	2,022.2
Property and casualty claims and claim adjustment expenses (1)	267.4	177.4	78.6	10.4	1.0
Short-term debt obligations (3):
Bank Credit Facility (expires July 30, 2019)	40.3	0.5	1.0	38.8	-
Long-term debt obligations, current and noncurrent (3):
Senior Notes due June 15, 2015	77.3	77.3	-	-	-
Senior Notes due April 15, 2016	137.8	8.5	129.3	-	-
Operating lease obligations (4)	15.9	2.6	4.5	4.5	4.3
Purchase obligations	0.8	0.8	-	-	-
Total	$9,966.2	$703.2	$854.9	$967.6	$7,440.5

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments and is net of anticipated reinsurance recoveries.
(2)	Includes $500.0 million obligation to FHLB plus interest.
(3)	Includes principal and interest.
(4)	The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copy machines.

Estimated Future Policy Benefit and Claim Payments - Annuity and Life Segments

This discussion addresses the following contractual obligations disclosed above: fixed annuities and fixed option of variable annuities, supplemental contracts and life insurance policies. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP, including the effect of discounting, and consequently in many cases differ significantly from the summation of undiscounted cash flows.

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

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, and other contingent events as appropriate to the respective product types. Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2014. Separate Account (variable annuity) payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.

See “Note 1 — Summary of Significant Accounting Policies — Future Policy Benefits, Interest-sensitive Life Contract Liabilities and Annuity Contract Liabilities” listed on page F-1 of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP.

Estimated Claims and Claim Related Payments - Property and Casualty Segment

This discussion addresses claims and claim adjustment expenses as disclosed above. The amounts reported in the table are presented on a nominal basis, have not been discounted and represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses. Both the total liability and the estimated payments are based on actuarial projection techniques, at a given accounting date. These estimates include assumptions of the ultimate settlement and administrative costs based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of a claim and the time it is actually reported to the Company. The future cash flows related to the items contained in the table below required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim related payments is generally reliable only in the aggregate with some unavoidable estimation uncertainty.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (the “NAIC”). Historically, the Company's insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in “Note 8 — Statutory Information and Restrictions” listed on page F-1 of this report.

The total capital of the Company was $1,574.4 million at December 31, 2014, including $199.9 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 18.6% of total capital excluding unrealized investment gains and losses (15.1% including unrealized investment gains and losses) at December 31, 2014, which was below the Company's long-term target of 25%.

Shareholders' equity was $1,336.5 million at December 31, 2014, including a net unrealized gain in the Company's investment portfolio of $297.6 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $1,358.3 million and $33.18, respectively, at December 31, 2014. Book value per share was $32.65 at December 31, 2014 ($25.38 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at December 31, 2014 is included in “Results of Operations for the Three Years Ended December 31, 2014 — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $39.2 million for the year ended December 31, 2014. In March, May, September and December 2014, the Board of Directors announced regular quarterly dividends per share of $0.23. Compared to the per share dividends paid in 2013 of $0.78, the total 2014 dividends paid per share of $0.92 represented an increase of 17.9%.

On December 7, 2011, HMEC’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million. The share repurchase program authorizes the opportunistic repurchase of HMEC’s common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During 2014, the Company repurchased 190,876 shares of its common stock, or 0.5% of the outstanding shares on December 31, 2013, at an aggregate cost of $5.4 million, or an average price per share of $28.33, under this share repurchase program. In total and through December 31, 2014, the Company had repurchased 1,435,108 shares of its common stock at an average price of $18.85 per share, under this share repurchase program. The repurchase of shares was financed through the use of cash. As of December 31, 2014, $22.9 million remained authorized for future share repurchases. See also “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Common Stock Equivalents” listed on page F-1 of this report.

As of December 31, 2014, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.098%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. In addition to its access to the capital markets to refinance this indebtedness, as disclosed below, the Company’s Bank Credit Facility had unused capacity as of December 31, 2014. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” listed on page F-1 of this report. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of December 31, 2014, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in “Notes to Consolidated Financial Statements — Note 5 — Debt” listed on page F-1 of this report. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of December 31, 2014, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%, which totaled 1.32%, as of December 31, 2014). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2014. During the year ended December 31, 2014, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC on January 5, 2012. The registration statement, which registered the offer and sale by the Company from time to time of up to $300 million of various securities, which could have included debt securities, common stock, preferred stock, depositary shares, warrants and/or delayed delivery contracts, was declared effective on January 18, 2012. This registration statement remained effective through January 18, 2015. No securities associated with the registration statement were issued. In addition to the Form S-3 entry to the capital markets, HMEC met the requirements of a “well-known seasoned issuer”, as defined by the SEC, as of December 31, 2014.

The Company's ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on interest-sensitive contracts) for each of the years ended December 31, 2014, 2013 and 2012 was 1.8x. See also “Exhibit 12 — Statement Regarding Computation of Ratios”. The Company’s ratio of earnings before interest expense to interest expense was 11.3x, 11.9x and 11.5x for the years ended December 31, 2014, 2013 and 2012, respectively.

Financial Ratings

HMEC’s principal insurance subsidiaries are rated by S&P, Moody’s, A.M. Best Company, Inc. (“A.M. Best”) and Fitch Ratings, Inc. (“Fitch”). These rating agencies have also assigned ratings to the Company’s long-term debt securities. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, the Company’s access to sources of capital, cost of capital and competitive position.

Assigned ratings as of February 15, 2015 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In February 2015, A.M. Best affirmed the ratings and ratings outlook as shown below, after having revised the ratings outlook for the Company’s property and casualty insurance subsidiaries to “positive” from “stable” in February 2014. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of February 15, 2015
S&P	A	(stable)	BBB	(stable)
Moody’s	A3	(stable)	Baa3	(stable)
A.M. Best
Horace Mann Life Insurance Company	A	(stable)	N.A.
HMEC’s property and casualty subsidiaries	A-	(positive)	N.A.
HMEC	N.A.		bbb	(stable)
Fitch	A	(stable)	BBB	(stable)

N.A. – Not applicable.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance”.

Information regarding the reinsurance program for the Company’s life segment is located in “Business — Life Segment”.

Market Value Risk

Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also "Results of Operations for the Three Years Ended December 31, 2014 — Net Realized Investment Gains and Losses".

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company's investments and the credited interest rates on the Company's insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2014 — Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. As of the time of this Annual Report on Form 10-K, derivatives are only used to manage the interest crediting rate risk within the fixed indexed annuity product. At December 31, 2014, approximately 12% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 88% supported the annuity and life business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2014 — Net Realized Investment Gains and Losses” and “Business — Investments”.

The Company’s annuity and life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities. Although credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2014 — Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration annuity and interest-sensitive life liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2014, the duration of the fixed income securities portfolio was estimated to be approximately 6.0 years and the duration of the Company’s insurance liabilities and debt was estimated to be approximately 7.5 years.

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

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2014, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in a decrease in shareholders’ equity of approximately $127 million after tax, or 9%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in an increase in shareholders’ equity of approximately $40 million after tax, or 3%. At December 31, 2013, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in an increase in shareholders’ equity of approximately $15 million after tax, or 1%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in a decrease in shareholders’ equity of approximately $54 million after tax, or 5%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to attempt to mitigate such hypothetical losses in fair value of shareholders’ equity.

Interest rates continue to be at historically low levels. A press release issued by the Federal Open Market Committee on January 28, 2015 indicated that the Federal Reserve Board maintained its pledge to be patient on raising interest rates and acknowledged global risks, saying that it will take into account readings on international developments as it decides how long to keep rates low. If interest rates remain low over an extended period of time, management recognizes it could pressure net investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities. Moreover, issuers of securities in the Company’s investment portfolio may prepay or redeem fixed income securities, as well as asset-backed and commercial and mortgage-backed securities, with greater frequency to borrow at lower market rates. As a general guideline, management estimates that pretax income in 2015 and 2016 would decrease by approximately $4.2 million (by segment: Annuity $3.0 million, Life $0.9 million and Property and Casualty $0.3 million) and $10.9 million (by segment: Annuity $7.4 million, Life $2.4 million and Property and Casualty $1.1 million), respectively, for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in-force contracts. In addition, declining interest rates also could negatively impact the amortization of deferred policy acquisition costs, as well as the recoverability of goodwill, due to the impacts on the estimated fair value of the Company’s reporting segments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.b.). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

March 2, 2015

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

(Dollars in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2014, $6,375,237; 2013, $5,784,205)	$6,893,090	$6,009,573
Equity securities, available for sale, at fair value (cost 2014, $99,904; 2013, $84,754)	110,655	91,858
Short-term and other investments	399,722	438,042
Total investments	7,403,467	6,539,473
Cash	11,675	18,189
Deferred policy acquisition costs	215,082	245,355
Goodwill	47,396	47,396
Other assets	277,350	228,264
Separate Account (variable annuity) assets	1,813,557	1,747,995
Total assets	$9,768,527	$8,826,672

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
Fixed annuity contract liabilities	$3,774,457	$3,515,865
Interest-sensitive life contract liabilities	792,039	777,292
Unpaid claims and claim expenses	325,784	291,627
Future policy benefits	235,775	223,295
Unearned premiums	223,413	221,114
Total policy liabilities	5,351,468	5,029,193
Other policyholder funds	606,738	346,292
Other liabilities	422,362	366,013
Short-term debt	38,000	38,000
Long-term debt, current and noncurrent	199,939	199,874
Separate Account (variable annuity) liabilities	1,813,557	1,747,995
Total liabilities	8,432,064	7,727,367
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2014, 64,245,048; 2013, 63,629,105	64	64
Additional paid-in capital	422,232	407,056
Retained earnings	1,065,318	1,000,312
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	297,554	133,990
Net funded status of pension and other postretirement benefit obligations	(12,953)	(11,776)
Treasury stock, at cost, 2014, 23,308,430 shares; 2013, 23,117,554 shares	(435,752)	(430,341)
Total shareholders' equity	1,336,463	1,099,305
Total liabilities and shareholders' equity	$9,768,527	$8,826,672

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Revenues
Insurance premiums and contract charges earned	$715,760	$690,938	$670,527
Net investment income	329,815	313,610	306,003
Net realized investment gains	10,917	22,245	27,298
Other income	4,193	4,474	6,986

Total revenues	1,060,685	1,031,267	1,010,814

Benefits, losses and expenses
Benefits, claims and settlement expenses	468,426	448,317	448,250
Interest credited	176,139	169,893	163,565
Policy acquisition expenses amortized	93,817	84,643	79,519
Operating expenses	161,992	160,112	156,058
Interest expense	14,198	14,236	14,249

Total benefits, losses and expenses	914,572	877,201	861,641

Income before income taxes	146,113	154,066	149,173
Income tax expense	41,870	43,173	45,307

Net income	$104,243	$110,893	$103,866

Net income per share
Basic	$2.50	$2.75	$2.63
Diluted	$2.47	$2.66	$2.51

Weighted average number of shares and equivalent shares
Basic	41,646,281	40,376,562	39,513,540
Diluted	42,230,559	41,633,240	41,388,368

Net realized investment gains
Total other-than-temporary impairment losses on securities	$(6,385)	$(1,532)	$-
Portion of losses recognized in other comprehensive income (loss)	-	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	(6,385)	(1,532)	-
Realized gains, net	17,302	23,777	27,298
Total	$10,917	$22,245	$27,298

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

Comprehensive income (loss)
Net income	$104,243	$110,893	$103,866
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	163,564	(248,410)	114,178
Change in net funded status of pension and other postretirement benefit obligations	(1,177)	3,535	931
Other comprehensive income (loss)	162,387	(244,875)	115,109
Total	$266,630	$(133,982)	$218,975

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Common stock, $0.001 par value
Beginning balance	$64	$62	$62
Options exercised, 2014, 435,665 shares; 2013, 1,158,537 shares; 2012, 389,089 shares	-	2	-
Conversion of common stock units, 2014, 10,834 shares; 2013, 11,851 shares; 2012, 15,084 shares	-	-	-
Conversion of restricted stock units, 2014, 169,444 shares; 2013, 146,930 shares; 2012, 104,152 shares	-	-	-
Ending balance	64	64	62

Additional paid-in capital
Beginning balance	407,056	383,135	373,384
Options exercised and conversion of common stock units and restricted stock units	13,906	22,502	7,275
Share-based compensation expense	1,270	1,419	2,476
Ending balance	422,232	407,056	383,135

Retained earnings
Beginning balance	1,000,312	921,969	840,644
Net income	104,243	110,893	103,866
Cash dividends, 2014, $0.92 per share; 2013, $0.78 per share; 2012, $0.55 per share	(39,237)	(32,550)	(22,541)
Ending balance	1,065,318	1,000,312	921,969

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	122,214	367,089	251,980
Change in net unrealized gains on fixed maturities and equity securities	163,564	(248,410)	114,178
Change in net funded status of pension and other postretirement benefit obligations	(1,177)	3,535	931
Ending balance	284,601	122,214	367,089

Treasury stock, at cost
Beginning balance, 2014, 23,117,554 shares; 2013, 22,943,925 shares; 2012, 22,028,030 shares	(430,341)	(426,452)	(410,717)
Acquisition of shares, 2014, 190,876 shares; 2013, 173,629 shares; 2012, 915,895 shares	(5,411)	(3,889)	(15,735)
Ending balance, 2014, 23,308,430 shares; 2013, 23,117,554 shares; 2012, 22,943,925 shares	(435,752)	(430,341)	(426,452)

Shareholders' equity at end of period	$1,336,463	$1,099,305	$1,245,803

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows - operating activities
Premiums collected	$707,275	$688,355	$662,729
Policyholder benefits paid	(486,295)	(476,103)	(484,144)
Policy acquisition and other operating expenses paid	(262,765)	(251,293)	(230,072)
Federal income taxes paid	(29,195)	(33,672)	(14,444)
Investment income collected	324,252	311,712	303,385
Interest expense paid	(13,902)	(13,825)	(13,948)
Contribution to defined benefit pension plan trust fund	(2,000)	(3,103)	(2,534)
Other	(15,437)	(16,135)	(18,124)

Net cash provided by operating activities	221,933	205,936	202,848

Cash flows - investing activities
Fixed maturities
Purchases	(1,309,267)	(1,212,937)	(1,448,219)
Sales	261,696	298,045	576,708
Maturities, paydowns, calls and redemptions	451,074	504,921	585,615
Purchase of other invested assets	(16,041)	(35,000)	(50,000)
Net cash provided by (used in) short-term and other investments	47,023	(153,355)	(18,902)

Net cash used in investing activities	(565,515)	(598,326)	(354,798)

Cash flows - financing activities
Dividends paid to shareholders	(39,237)	(32,550)	(22,541)
Acquisition of treasury stock	(5,411)	(3,889)	(15,735)
Exercise of stock options	8,252	19,336	5,421
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	730,632	673,057	417,600
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(326,374)	(278,350)	(220,803)
Life policy accounts
Deposits	1,093	1,636	1,881
Withdrawals and surrenders	(4,883)	(4,734)	(5,161)
Cash received (paid) related to repurchase agreements	(25,848)	25,848	-
Change in bank overdrafts	(1,156)	(4,956)	(983)

Net cash provided by financing activities	337,068	395,398	159,679

Net increase (decrease) in cash	(6,514)	3,008	7,729

Cash at beginning of period	18,189	15,181	7,452

Cash at end of period	$11,675	$18,189	$15,181

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

The consolidated financial statements include the accounts of Horace Mann Educators Corporation and its wholly-owned subsidiaries (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”). HMEC and its subsidiaries have common management, share office facilities and are parties to intercompany service agreements for management, administrative, utilization of personnel, financial, investment advisory, underwriting, claims adjusting, agency and data processing services. Under these agreements, costs have been allocated among the companies in conformity with GAAP. In addition, certain of the subsidiaries have entered into intercompany reinsurance agreements. HMEC and its subsidiaries file a consolidated federal income tax return, and there are related tax sharing agreements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Short-term and other investments are comprised of short-term fixed income securities, generally carried at cost which approximates fair value; derivative instruments (all call options), carried at fair value; policy loans, carried at unpaid principal balances; mortgage loans, carried at unpaid principal less a valuation allowance for estimated uncollectible amounts; certain alternative investments which are accounted for as equity method investments; and restricted Federal Home Loan Bank membership and activity stocks, carried at redemption value which approximates fair value.

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

Municipal Bonds

The Company’s municipal bond portfolio consists primarily of special revenue bonds, which present unique considerations in evaluating other-than-temporary impairments, but also includes general obligation bonds. The Company evaluates special revenue bonds for other-than-temporary impairment based on guarantees associated with the repayment from revenues generated by the specified revenue-generating activity associated with the purpose of the bonds. Judgments regarding whether a municipal bond is other-than-temporarily impaired include analyzing the issuer’s financial condition and whether there has been a decline in the overall financial condition of the issuer or its ability to service the specific security. Security credit ratings are reviewed with emphasis on the economy, finances, debt and management of the municipal issuer. Certain securities may be guaranteed by the mono-line credit insurers or other forms of guarantee. While not relied upon in the initial security purchase decision, insurance benefits are considered in the assessments for other-than-temporary impairment, including the credit-worthiness of the guarantor. Municipalities possess unique powers, along with a special legal standing and protections, that enable them to act quickly to restore budgetary balance and fiscal integrity. These powers include the sovereign power to tax, access to one-time revenue sources, capacity to issue or restructure debt, and ability to shift spending to other authorities. State governments often provide secondary support to local governments in times of financial stress and the federal government has provided assistance to state governments during recessions.

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

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DAC”) asset by segment was as follows:

	December 31,
	2014	2013

Annuity	$143,522	$170,749
Life	44,400	48,558
Property and casualty	27,160	26,048
Total	$215,082	$245,355

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs and also periodically reviews its estimations of gross profits, a process sometimes referred to as “unlocking”. The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained deviations are experienced. The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. The Company recorded the following adjustments to amortization expense as a result of evaluating actual experience and prospective assumptions, the impact of unlocking:

	Year Ended December 31,
	2014	2013	2012
Increase (decrease) to amortization:
Annuity	$1,224	$(3,700)	$(3,836)
Life	(131)	126	751
Total	$1,093	$(3,574)	$(3,085)

Deferred policy acquisition costs for interest-sensitive life and investment contracts are adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. This adjustment reduced the DAC asset by $67,932 and $24,997 at December 31, 2014 and 2013, respectively. The after tax impact of this adjustment is included in accumulated other comprehensive income (net unrealized gains and losses on fixed maturities and equity securities) within shareholders' equity.

DAC is reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the years ended December 31, 2014, 2013 and 2012.

Goodwill and Value of Acquired Insurance In Force

When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company. The value of acquired insurance in force was fully amortized prior to December 31, 2009.

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

The Company completed its annual goodwill assessment for the individual reporting units as of October 1, 2014 and did not utilize the option to perform an initial assessment of qualitative factors. The first step of the Company’s analysis indicated that fair value exceeded carrying value for all reporting units. The process of evaluating goodwill for impairment required management to make multiple judgments and assumptions to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

As part of the Company’s October 1, 2014 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to several factors, most notably market sentiment, trading volume and transaction premium. The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances. There were no other events or material changes in circumstances during 2014 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

Any amount of goodwill determined to be impaired will be recorded as an expense in the period in which the impairment determination is made. During each year from 2012 through 2014, the Company completed the required annual testing; no impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.

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

	December 31,
	2014	2013

Property and equipment	$108,056	$108,394
Less: accumulated depreciation	77,027	73,459
Total	$31.029	$34,935

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

Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method including assumptions as to investment yields, mortality, persistency, expenses and other assumptions based on the Company’s experience, including a provision for adverse deviation. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. If experience is less favorable than the assumptions, additional liabilities may be established, resulting in a charge to income for that period. At December 31, 2014, reserve investment yield assumptions ranged from 3.5% to 8.0%.

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

	December 31,
	2014	2013

GMDB reserve	$278	$209
Aggregate in-the-money death benefits under the GMDB provision	29,866	30,422
Variable annuity contract value distribution based on GMDB feature:
No guarantee	31%	30%
Return of premium guarantee	63%	64%
Guarantee of premium roll-up at an annual rate of 3% or 5%	6%	6%
Total	100%	100%

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Policy Liabilities for Fixed Indexed Annuities

In 2014, the Company began offering fixed indexed annuity (“FIA”) products with interest crediting strategies linked to the Standard & Poor’s 500 Index and the Dow Jones Industrial Average. The Company purchases call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the indexed products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging”. The Company elected to not use hedge accounting for derivative transactions related to the FIA products. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value reported in Net Realized Investment Gains and Losses in the Consolidated Statements of Operations. More information regarding the determination of fair value of the FIA embedded derivative and purchased call options, the only derivative instruments utilized by the Company, is included in “Note 3 — Fair Value of Financial Instruments”. The embedded derivative is bifurcated from the host contract and included in Other Policyholder Funds in the Consolidated Balance Sheets. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 “Financial Services — Insurance” and is included in Fixed Annuity Contract Liabilities in the Consolidated Balance Sheets with any discount to the minimum account value being accreted using the effective yield method. In the Consolidated Statements of Operations, accreted interest for FIA products and benefit claims on these products incurred during the reporting period are included in Benefits, Claims and Settlement Expenses.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Other Policyholder Funds

Other Policyholder Funds includes supplementary contracts without life contingencies and dividend accumulations, as well as balances outstanding under the funding agreements with the Federal Home Loan Bank of Chicago (“FHLB”) and embedded derivatives related to fixed indexed annuities. Except for embedded derivatives, each of these components is carried at cost, which management believes is a reasonable estimate of fair value due to the relatively short duration of these items, based on the Company’s past experience. Embedded derivatives are carried at fair value. Amounts received and repaid under the FHLB funding agreements are classified in the financing activities section of the Company’s Consolidated Statements of Cash Flows combined with annuity contract deposits and disbursements, respectively.

Federal Home Loan Bank Funding Agreements

In 2013, one of the Company's subsidiaries, Horace Mann Life Insurance Company (“HMLIC”), became a member of the FHLB, which provides HMLIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of member stock, in June 2013, HMLIC purchased common stock to meet the membership requirement. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 5.0% of the borrowing, or a lower percentage — such as 2.0% based on the Reduced Capitalization Advance Program. For FHLB advances and funding agreements combined, HMEC's Board of Directors has authorized a maximum amount equal to 10% of HMLIC’s admitted assets using prescribed statutory accounting principles. On both September 18, 2014 and December 27, 2013, the Company received $250,000 under funding agreements with $125,000 maturing on December 28, 2015, $125,000 maturing on December 15, 2023 and the additional $250,000 maturing on September 13, 2019. Interest on the funding agreements accrues at an annual weighted average rate of 0.26% as of December 31, 2014.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Stock Based Compensation

The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company's common stock on the date of grant. Additional information regarding the Company's stock-based compensation plans is contained in “Note 6 — Shareholders' Equity and Common Stock Equivalents”.

The Company recognizes compensation cost for share-based compensation plans based on the fair value at the grant dates. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $1,270, $1,419 and $2,476, respectively, in expense as a result of the vesting of stock options during the respective periods.

In 2014, 2013 and 2012, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for options granted in each year. The fair value of options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted-average assumptions shown in the following table.

	Year Ended December 31,
	2014	2013	2012

Number of options granted	175,632	245,424	296,188
Weighted average grant date fair value of options granted	$9.01	$8.25	$6.02
Weighted average assumptions:
Risk-free interest rate	1.9%	1.0%	1.0%
Expected dividend yield	2.5%	2.7%	2.2%
Expected life, in years	5.7	5.8	5.8
Expected volatility (based on historical volatility)	40.3%	54.5%	45.1%

The weighted average fair value of nonvested options outstanding on December 31, 2014 was $7.95. Total unrecognized compensation expense relating to the nonvested options outstanding as of December 31, 2014 was approximately $2,462. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2015 through 2018. Expense is reflected on a straight-line basis over the vesting period for the entire award.

Income Taxes

The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2014, 2013 and 2012 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding plus the weighted average number of fully vested restricted stock units and common stock units payable as shares of HMEC common stock. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options, deferred compensation common stock units and incentive compensation restricted common stock units, which are described in “Note 6 — Shareholders’ Equity and Common Stock Equivalents”.

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2014	2013	2012
Basic:
Net income for the period	$104,243	$110,893	$103,866
Weighted average number of common shares during the period (in thousands)	41,646	40,377	39,514
Net income per share - basic	$2.50	$2.75	$2.63

Diluted:
Net income for the period	$104,243	$110,893	$103,866
Weighted average number of common shares during the period (in thousands)	41,646	40,377	39,514
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	137	211	222
Common stock units related to deferred compensation for Directors	-	-	112
Common stock units related to deferred compensation for employees	70	112	116
Restricted common stock units related to incentive compensation	378	933	1,424
Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	42,231	41,633	41,388
Net income per share - diluted	$2.47	$2.66	$2.51

Options to purchase 178,820 shares of common stock at $28.88 to $30.24 per share were granted in 2013 and 2014 but were not included in the computation of 2014 diluted earnings per share because of their anti-dilutive effect as a result of the options' exercise price being greater than the average market price of the common shares during 2014 and/or the unrecognized compensation cost having an anti-dilutive effect. The options, which expire in 2020 and 2024, were still outstanding at December 31, 2014.

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

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2014	2013	2012

Net income	$104,243	$110,893	$103,866
Other comprehensive income (loss):
Change in net unrealized gains and losses on fixed maturities and equity securities
Net unrealized holding gains and losses on fixed maturities and equity securities arising during the period	264,136	(363,350)	204,460
Less: reclassification adjustment for net gains included in income before income tax	10,943	22,245	27,298
Total, before tax	253,193	(385,595)	177,162
Income tax expense (benefit)	89,629	(137,185)	62,984
Total, net of tax	163,564	(248,410)	114,178
Change in net funded status of pension and other postretirement benefit obligations
Before tax	(1,810)	5,645	1,276
Income tax expense (benefit)	(633)	2,110	345
Total, net of tax	(1,177)	3,535	931
Total comprehensive income (loss)	$266,630	$(133,982)	$218,975

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Accumulated Other Comprehensive Income (Loss)

Reflecting accounting guidance adopted prospectively effective January 1, 2013, the following table reconciles the components of accumulated other comprehensive income (loss) for the periods indicated.

	Unrealized
	Gains and
	Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, January 1, 2014	$133,990	$(11,776)	$122,214
Other comprehensive income (loss) before reclassifications	170,677	(1,177)	169,500
Amounts reclassified from accumulated other comprehensive income	(7,113)	-	(7,113)
Net current period other comprehensive income (loss)	163,564	(1,177)	162,387
Ending balance, December 31, 2014	$297,554	$(12,953)	$284,601

Beginning balance, January 1, 2013	$382,400	$(15,311)	$367,089
Other comprehensive income (loss) before reclassifications	(233,951)	3,535	(230,416)
Amounts reclassified from accumulated other comprehensive income	(14,459)	-	(14,459)
Net current period other comprehensive income (loss)	(248,410)	3,535	(244,875)
Ending balance, December 31, 2013	$133,990	$(11,776)	$122,214

(1)	All amounts are net of tax.
(2)	The pretax amounts reclassified from accumulated other comprehensive income, $10,943 and $22,245, are included in net realized investment gains and losses and the related tax expenses, $3,830 and $7,786, are included in income tax expense in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in “Note 2 — Investments — Unrealized Gains and Losses on Fixed Maturities and Equity Securities”.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

NOTE 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index options contracts) to economically hedge risk associated with its fixed indexed annuity products’ contingent liabilities. The Company’s fixed indexed annuity product includes embedded derivative features that are discussed in “Note 1 — Summary of Significant Accounting Policies — Policy Liabilities for Fixed Indexed Annuities”. The Company's investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s insurance products during the three years ended December 31, 2014.

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2014	2013	2012

Fixed maturities	$317,756	$304,024	$297,042
Equity securities	4,849	3,698	2,814
Short-term and other investments	8,459	8,242	8,109
Other invested assets (equity method investments)	7,229	5,902	5,892
Total investment income	338,293	321,866	313,857
Investment expenses	(8,478)	(8,256)	(7,854)
Net investment income	$329,815	$313,610	$306,003

Realized Investment Gains (Losses)

Net realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2014	2013	2012

Fixed maturities	$8,150	$18,480	$23,218
Equity securities	2,793	3,765	4,080
Short-term investments and other	(26)	-	-
Net realized investment gains	$10,917	$22,245	$27,298

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

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (2)
December 31, 2014
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (1):
Mortgage-backed securities	$484,561	$52,555	$1,390	$535,726	$-
Other, including
U.S. Treasury securities	512,596	28,652	3,049	538,199	-
Municipal bonds	1,462,717	189,533	4,428	1,647,822	-
Foreign government bonds	52,552	6,984	-	59,536	-
Corporate bonds	2,608,633	237,372	11,256	2,834,749	-
Other mortgage-backed securities	1,254,178	28,772	5,892	1,277,058	2,879
Totals	$6,375,237	$543,868	$26,015	$6,893,090	$2,879

Equity securities	$99,904	$14,159	$3,408	$110,655	$-

December 31, 2013
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (1):
Mortgage-backed securities	$555,574	$33,711	$19,560	$569,725	$-
Other, including
U.S. Treasury securities	449,060	9,865	23,351	435,574	-
Municipal bonds	1,425,441	80,701	34,615	1,471,527	-
Foreign government bonds	50,641	4,700	390	54,951	-
Corporate bonds	2,457,727	188,832	32,150	2,614,409	-
Other mortgage-backed securities	845,762	26,477	8,852	863,387	2,812
Totals	$5,784,205	$344,286	$118,918	$6,009,573	$2,812

Equity securities	$84,754	$10,723	$3,619	$91,858	$-

(1)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $302,222 and $336,193; Federal Home Loan Mortgage Corporation (“FHLMC”) of $432,432 and $427,172; and Government National Mortgage Association (“GNMA”) of $137,867 and $126,245 as of December 31, 2014 and 2013, respectively.
(2)	Related to securities for which an unrealized loss was bifurcated to distinguish the credit related portion and the portion driven by other market factors. Represents the amount of other-than-temporary impairment losses in AOCI which was not included in earnings; amounts also include unrealized gains/(losses) on such impaired securities relating to changes in the fair value of those securities subsequent to the impairment measurement date.

Compared to December 31, 2013, the increase in net unrealized gains at December 31, 2014 was due to lower yields on intermediate and long maturity U.S. Treasury securities and narrower credit spreads on municipal securities offset by wider corporate credit spreads in 2014, the combination of which resulted in an increase in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

NOTE 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at December 31, 2014 and 2013, respectively. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2014 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of future cash flows exceeds the amortized cost bases. In addition, management expects to recover the entire cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at December 31, 2014.

	12 months or less		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2014
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$2	$-	$39,809	$1,390	$39,811	$1,390
Other	10,317	34	117,615	3,015	127,932	3,049
Municipal bonds	31,821	200	59,715	4,228	91,536	4,428
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	213,612	6,883	76,099	4,373	289,711	11,256
Other mortgage-backed securities	477,877	4,797	88,663	1,095	566,540	5,892
Total fixed maturity securities	733,629	11,914	381,901	14,101	1,115,530	26,015
Equity securities (1)	12,955	2,568	6,635	840	19,590	3,408
Combined totals	$746,584	$14,482	$388,536	$14,941	$1,135,120	$29,423

Number of positions with a gross unrealized loss	234		112		346
Fair value as a percentage of total fixed maturities and equity securities fair value	10.7%		5.5%		16.2%

December 31, 2013
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$150,602	$19,145	$1,383	$415	$151,985	$19,560
Other	249,765	22,479	4,450	872	254,215	23,351
Municipal bonds	375,523	26,529	42,899	8,086	418,422	34,615
Foreign government bonds	6,738	390	-	-	6,738	390
Corporate bonds	582,849	28,634	12,948	3,516	595,797	32,150
Other mortgage-backed securities	274,983	8,300	20,008	552	294,991	8,852
Total fixed maturity securities	1,640,460	105,477	81,688	13,441	1,722,148	118,918
Equity securities (1)	32,392	3,117	1,405	502	33,797	3,619
Combined totals	$1,672,852	$108,594	$83,093	$13,943	$1,755,945	$122,537

Number of positions with a gross unrealized loss	534		46		580
Fair value as a percentage of total fixed maturities and equity securities fair value	27.4%		1.4%		28.8%

(1)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

NOTE 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 80% of the gross unrealized loss as of December 31, 2014. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of December 31, 2014 and 2013 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income (loss):

	Year Ended December 31,
	2014	2013
Cumulative credit loss (1)
Beginning of period	$4,097	$2,877
New credit losses	280	1,220
Losses related to securities sold or paid down during the period	(1,500)	-
End of period	$2,877	$4,097

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

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

	December 31, 2014
			Percent of
	Amortized	Fair	Total Fair
	Cost	Value	Value
Estimated expected maturity:
Due in 1 year or less	$251,888	$272,348	4.0%
Due after 1 year through 5 years	1,494,345	1,615,729	23.4
Due after 5 years through 10 years	2,557,026	2,764,730	40.1
Due after 10 years through 20 years	1,278,903	1,382,787	20.1
Due after 20 years	793,075	857,496	12.4
Total	$6,375,237	$6,893,090	100.0%

Average option-adjusted duration, in years	5.8

NOTE 2 - Investments-(Continued)

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were:

	Year Ended December 31,
	2014	2013	2012
Fixed maturity securities
Proceeds received	$261,696	$298,045	$576,708
Gross gains realized	13,224	17,177	32,532
Gross losses realized	(6,325)	(4,945)	(11,971)

Equity securities
Proceeds received	$17,194	$18,643	$6,057
Gross gains realized	3,206	4,368	231
Gross losses realized	(482)	(616)	(438)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Year Ended December 31,
	2014	2013	2012
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$146,489	$423,004	$284,338
Change in unrealized investment gains and losses	195,413	(264,503)	153,758
Reclassification of net realized investment (gains) losses to net income	(5,298)	(12,012)	(15,092)
End of period	$336,604	$146,489	$423,004

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$4,618	$720	$2,408
Change in unrealized investment gains and losses	4,185	6,345	964
Reclassification of net realized investment (gains) losses to net income	(1,815)	(2,447)	(2,652)
End of period	$6,988	$4,618	$720

Investment in Entities Exceeding 10% of Shareholders' Equity

At December 31, 2014 and 2013, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

Repurchase Agreements

Beginning in 2013, the Company entered into repurchase agreements to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.

NOTE 2 - Investments-(Continued)

As part of repurchase agreements, the Company transfers primarily U.S. Government, government agency and corporate securities and receives cash. For the repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in high quality floating rate fixed maturity securities. The Company accounts for the repurchase agreements as collateralized borrowings. The securities transferred under repurchase agreements are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $0 and $24,791 as of December 31, 2014 and 2013, respectively. The obligation for securities sold under agreement to repurchase was $0 and $25,864, including accrued interest, as of December 31, 2014 and 2013, respectively.

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

Net Amounts
of Assets/
		Gross	Liabilities	Gross Amounts Not Offset
		Amounts	Presented	in the Consolidated
		Offset in the	in the	Balance Sheet
		Consolidated	Consolidated		Cash
	Gross	Balance	Balance	Financial	Collateral	Net
	Amounts	Sheet	Sheet	Instruments	Received	Amount
December 31, 2014
Asset derivatives:
Free-standing derivatives	$2,458	$-	$2,458	$-	$1,955	$503

Deposits

At December 31, 2014 and 2013, securities with a fair value of $18,361 and $17,967, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at December 31, 2014 and 2013, securities with a fair value of $539,235 and $274,437, respectively, were on deposit with the Federal Home Loan Bank of Chicago as collateral for amounts subject to funding agreements which were equal to $500,000 and $250,000, respectively. The deposited securities are included in fixed maturities on the Company’s Consolidated Balance Sheets.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure (1) the values received are reasonable and accurately recorded, (2) the data inputs and valuation techniques utilized are appropriate and consistently applied, and (3) the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 91% and 87% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2014 and 2013, respectively. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2, otherwise they were classified as Level 3. There were no significant changes to the valuation process during 2014.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in 2014.

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

In summary, the following investments are carried at fair value:

•	Fixed maturity securities, as described above.
•	Equity securities, as described above.
•	Short-term fixed income securities -- Because of the nature of these assets, carrying amounts generally approximate fair values.
•	Derivative instruments, all call options -- Fair values are based on the amount of cash expected to be received to settle each derivative instrument on the reporting date. These amounts are obtained from each of the counterparties using industry accepted valuation models and observable inputs. Significant inputs include contractual terms, underlying index prices, market volatilities, interest rates and dividend yields.
•	FHLB membership and activity stocks -- Fair value is based on redemption value, which is equal to par value.

The following investments are not carried at fair value; disclosure is provided:

•	Policy loans -- Fair value is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans.
•	Mortgage loans -- Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

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

Other Policyholder Funds

Other policyholder funds are liabilities related to supplementary contracts without life contingencies and dividend accumulations, as well as balances outstanding under funding agreements with the FHLB and embedded derivatives related to fixed indexed annuities. Except for embedded derivatives, each of these components is carried at cost, which management believes is a reasonable estimate of fair value due to the relatively short duration of these items, based on the Company’s past experience.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At December 31, 2014, these Level 3 invested assets comprised approximately 2.3% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2014
Financial Assets
Investments
Fixed maturities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$535,726	$535,726	$-	$535,726	$-
Other, including
U.S. Treasury securities	538,199	538,199	17,857	520,342	-
Municipal bonds	1,647,822	1,647,822	-	1,634,194	13,628
Foreign government bonds	59,536	59,536	-	59,536	-
Corporate bonds	2,834,749	2,834,749	10,524	2,749,508	74,717
Other mortgage-backed securities	1,277,058	1,277,058	-	1,194,109	82,949
Total fixed maturities	6,893,090	6,893,090	28,381	6,693,415	171,294
Equity securities	110,655	110,655	92,140	18,509	6
Short-term investments	142,039	142,039	142,039	-	-
Other investments	12,458	12,458	-	12,458	-
Totals	7,158,242	7,158,242	262,560	6,724,382	171,300
Separate Account (variable annuity) assets (1)	1,813,557	1,813,557	1,813,557	-	-
Financial Liabilities
Other policyholder funds, embedded derivatives	20,049	20,049	-	-	20,049

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

As of September 30, 2014, the Company transferred one equity security into Level 1 from Level 2. As of March 31, 2013, the Company transferred the separate account assets and liabilities into Level 1 from Level 2 after reassessing the underlying inputs for the determination of fair value for these assets and liabilities. As disclosed above, fair value for separate account assets is based primarily on market quotations of the underlying securities consistent with the method applied in all prior periods. The Company did not have any other transfers between Levels 1 and 2 during the years ended December 31, 2014 and 2013. The following tables present reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance January 1, 2014	$2,694	$60,826	$46,009	$109,529	$6	$109,535	$-
Transfers into Level 3 (2)	10,056	20,649	42,108	72,813	-	72,813	-
Transfers out of Level 3 (2)	-	(3,510)	(519)	(4,029)	-	(4,029)	-
Total gains or losses
Net realized gains (losses) included in net income	-	-	(26)	(26)	-	(26)	1,157
Net unrealized gains (losses) included in other comprehensive income	1,191	3,611	118	4,920	-	4,920	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	19,338
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(313)	(6,859)	(4,741)	(11,913)	-	(11,913)	(446)
Ending balance, December 31, 2014	$13,628	$74,717	$82,949	$171,294	$6	$171,300	$20,049

Beginning balance, January 1, 2013	$12,275	$85,722	$33,172	$131,169	$340	$131,509	$-
Transfers into Level 3 (2)	9,453	34,258	67,827	111,538	-	111,538	-
Transfers out of Level 3 (2)	(6,347)	(54,530)	(30,847)	(91,724)	-	(91,724)	-
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	(481)	(2,007)	(328)	(2,816)	-	(2,816)	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-
Sales	-	-	-	-	(334)	(334)	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(12,206)	(2,617)	(23,815)	(38,638)	-	(38,638)	-
Ending balance, December 31, 2013	$2,694	$60,826	$46,009	$109,529	$6	$109,535	$-

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Transfers into and out of Level 3 during the years ended December 31, 2014 and 2013 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At December 31, 2014 and 2013, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the year ended December 31, 2014, realized gains/(losses) of $1,157 were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held.

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

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2014
Financial Assets
Investments
Other investments	$145,409	$149,792	$-	$-	$149,792
Financial Liabilities
Fixed annuity contract liabilities	3,774,457	3,691,123	-	-	3,691,123
Policyholder account balances on interest-sensitive life contracts	77,415	81,461	-	-	81,461
Other policyholder funds	586,689	586,689	-	500,080	86,609
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,939	209,495	209,495	-	-
Other liabilities, repurchase agreement obligations	-	-	-	-	-

December 31, 2013
Financial Assets
Investments
Other investments	$140,685	$144,921	$-	$-	$144,921
Financial Liabilities
Fixed annuity contract liabilities	3,515,865	3,302,333	-	-	3,302,333
Policyholder account balances on interest-sensitive life contracts	78,598	79,678	-	-	79,678
Other policyholder funds	346,292	346,292	-	250,000	96,292
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,874	218,565	218,565	-	-
Other liabilities, repurchase agreement obligations	25,864	25,864	-	25,864	-

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses

The following table is a summary reconciliation of the beginning and ending property and casualty unpaid claims and claim expense reserves for the periods indicated. The table presents reserves on both gross and net (after reinsurance) bases. The total net property and casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations. The end of the year gross reserve (before reinsurance) balances and the reinsurance recoverable balances are reflected on a gross basis in the Consolidated Balance Sheets.

	Year Ended December 31,
	2014	2013	2012
Property and casualty segment
Gross reserves, beginning of year (1)	$275,809	$274,542	$281,080
Less: Reinsurance recoverables	14,107	13,705	11,463
Net reserves, beginning of year (2)	261,702	260,837	269,617
Incurred claims and claim expenses:
Claims occurring in the current year	416,512	403,589	406,605
Decrease in estimated reserves for claims occurring in prior years (3)	(17,000)	(17,988)	(17,175)
Total claims and claim expenses incurred (4)	399,512	385,601	389,430
Claims and claim expense payments for claims occurring during:
Current year	273,699	265,831	271,286
Prior years	120,158	118,905	126,924
Total claims and claim expense payments	393,857	384,736	398,210
Net reserves, end of year (2)	267,357	261,702	260,837
Plus: Reinsurance recoverables	43,740	14,107	13,705
Gross reserves, end of year (1)	$311,097	$275,809	$274,542

(1)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for the life and annuity segments of $14,687, $15,818, $14,853 and $13,729 as of December 31, 2014, 2013, 2012 and 2011, respectively, in addition to property and casualty segment reserves.
(2)	Reserves net of anticipated reinsurance recoverables.
(3)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2014, 2013 and 2012.
(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for the life and annuity segments of $68,914, $62,716 and $58,820 for the years ended December 31, 2014, 2013 and 2012, respectively, in addition to the property and casualty segment amounts.

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

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, the use of third-party adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, given the relatively large proportion (approximately 70% as of December 31, 2014) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.

Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as reestimates. The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year or a calendar year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claim occurred. A calendar year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. For estimating short-tail coverage reserves (e.g. homeowners and automobile physical damage), which comprise approximately 20% of the Company’s total loss reserves as

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

of December 31, 2014, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (primarily related to automobile liability), which comprise approximately 80% of the Company’s total loss reserves as of December 31, 2014, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

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

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6% of reserves, which equates to plus or minus approximately $10,000 of net income as of December 31, 2014. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Net favorable development of total reserves for property and casualty claims occurring in prior years was $17,000 in 2014, $17,988 in 2013 and $17,175 in 2012, in each year predominantly the result of favorable frequency and severity trends in automobile liability loss emergence for accident years 2011 and prior.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's property and casualty reserves at December 31 of each year, supplemented by other analyses throughout the year. The result of the independent actuarial study at December 31, 2014 was consistent with management’s analyses and selected estimates and did not result in any adjustments to the Company’s recorded property and casualty reserves.

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at both December 31, 2014 and 2013 the Company recorded property and casualty reserves toward the higher end (upper quartile) of a reasonable range of reserve estimates.

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

NOTE 5 - Debt

Indebtedness and scheduled maturities consisted of the following:

	Effective
	Interest	Final	December 31,
	Rates	Maturity	2014	2013
Short-term debt:
Bank Credit Facility	Variable	2019	$38,000	$38,000
Long-term debt, current and noncurrent (1):
6.05% Senior Notes, Aggregate principal amount of
$75,000 less unaccrued discount of $11 and $38	6.1%	2015	74,989	74,962
6.85% Senior Notes, Aggregate principal amount of
$125,000 less unaccrued discount of $50 and $88	6.9%	2016	124,950	124,912

Total			$237,939	$237,874

(1)	The Company designates debt obligations as “long-term” based on maturity date at issuance.

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

In 2011, HMEC entered into a Bank Credit Agreement (the “Bank Credit Facility”) that replaced a previous bank credit agreement which was scheduled to expire. The Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, provides for unsecured borrowings of up to $150,000 and was scheduled to expire on October 6, 2015.

Effective July 30, 2014, the Bank Credit Facility agreement was amended and restated to extend the commitment termination date to July 30, 2019 from the previous termination date of October 6, 2015 and to decrease the interest rate spread relative to Eurodollar base rates. The financial covenants within the agreement were not changed. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%, which totaled 1.32%, as of December 31, 2014). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2014.

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

Universal Shelf Registration

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC on January 5, 2012. The registration statement, which registered the offer and sale by the Company from time to time of up to $300,000 of various securities, which could have included debt securities, common stock, preferred stock, depositary shares, warrants and/or delayed delivery contracts, was declared effective on January 18, 2012. This registration statement remained effective through January 18, 2015. No securities associated with the registration statement were issued. In addition to the Form S-3 entry to the capital markets, HMEC met the requirements of a “well-known seasoned issuer”, as defined by the SEC, as of December 31, 2014.

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

NOTE 6 - Shareholders' Equity and Common Stock Equivalents

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

NOTE 6 - Shareholders' Equity and Common Stock Equivalents-(Continued)

During 2012, the Company repurchased 915,895 shares of its common stock, or 2.3% of the outstanding shares on December 31, 2011, at an aggregate cost of $15,735, or an average price of $17.16 per share, under this share repurchase program. During 2013, the Company repurchased 173,629 shares of its common stock, or 0.4% of the outstanding shares on December 31, 2012, at an aggregate cost of $3,889, or an average price of $22.38 per share, under this share repurchase program. During 2014, the Company repurchased 190,876 shares of its common stock, or 0.5% of the outstanding shares on December 31, 2013, at an aggregate cost of $5,411, or an average price of $28.33 per share, under this share repurchase program. In total and through December 31, 2014, 1,435,108 shares have been repurchased under the $50,000 program at an average price of $18.85 per share. The repurchase of shares was financed through use of cash. As of December 31, 2014, $22,947 remained authorized for future share repurchases.

At December 31, 2014, the Company held 23,308,430 shares in treasury.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2014 and 2013.

2010 Comprehensive Executive Compensation Plan

In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the “Comprehensive Plan”). The purpose of the Comprehensive Plan is to aid the Company in attracting, retaining, motivating and rewarding employees and non-employee Directors; to provide for equitable and competitive compensation opportunities, including deferral opportunities; to encourage long-term service; to recognize individual contributions and reward achievement of Company goals; and to promote the creation of long-term value for the Company’s shareholders by closely aligning the interests of plan participants with those of shareholders. The Comprehensive Plan authorizes share-based and cash-based incentives for plan participants. In 2012, the shareholders of HMEC approved the implementation of a fungible share pool under which grants of full value shares will count against the share limit as two and one half shares for every share subject to a full value award. As of December 31, 2014, approximately 1.2 million shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.

NOTE 6 - Shareholders' Equity and Common Stock Equivalents-(Continued)

As further described in the paragraphs below, outstanding stock units and stock options under the Comprehensive Plan were as follows:

	December 31,
	2014	2013	2012
Common stock units related to deferred compensation for Directors	87,993	118,062	111,928
Common stock units related to deferred compensation for employees	69,598	111,981	116,174
Stock options	634,437	956,814	1,882,939
Restricted common stock units related to incentive compensation	1,590,138	1,663,190	1,423,611
Total	2,382,166	2,850,047	3,534,652

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

Employee Common Stock Units

Deferred compensation of employees is in the form of common stock units, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2014, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional common stock units.

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

Changes in outstanding options were as follows:

	Weighted Average	Range of	Options
	Option Price	Option Prices		Vested and
	per Share	per Share	Outstanding	Exercisable

December 31, 2013	$17.49	$ 6.91-$30.24	956,814	314,445

Granted	$28.88	$28.88-$28.91	175,632	-
Vested	$17.78	$13.83-$30.24	-	392,142
Exercised	$16.50	$ 6.91-$22.69	(435,665)	(435,665)
Forfeited	$18.53	$13.83-$20.60	(62,344)	(62,344)
Expired	-	-	-	-

December 31, 2014	$21.22	$ 6.91-$30.24	634,437	208,578

NOTE 6 - Shareholders' Equity and Common Stock Equivalents-(Continued)

Option information segregated by ranges of exercise prices was as follows:

	December 31, 2014
		Total Outstanding Options			Vested and Exercisable Options
			Weighted	Weighted		Weighted	Weighted
	Range of		Average	Average		Average	Average
	Option Prices		Option Price	Remaining		Option Price	Remaining
	per Share	Options	per Share	Term	Options	per Share	Term

	$ 6.91-$17.01	148,244	$16.12	2.9 years	109,438	$15.83	2.8 years
	$17.32-$22.69	307,373	$19.20	4.7 years	98,343	$18.63	4.5 years
	$28.88-$30.24	178,820	$28.91	9.2 years	797	$30.24	6.0 years
Total	$ 6.91-$30.24	634,437	$21.22	5.5 years	208,578	$17.20	3.6 years

The weighted average exercise prices of vested and exercisable options as of December 31, 2013 and 2012 were $15.78 and $14.28, respectively.

As of December 31, 2014, based on a closing stock price of $33.18 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $3,332 and $7,589, respectively.

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

Changes in outstanding restricted common stock units were as follows:

	Total Outstanding Units		Vested Units
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Units	Value per Unit	Units	Value per Unit

December 31, 2013	1,663,190	$19.41	675,159	$12.56

Granted (1)	264,064	$28.19	-	-
Vested	-	-	448,451	$18.60
Forfeited	(66,560)	$18.36	-	-
Distributed (2)	(270,556)	$16.91	(270,556)	$16.91

December 31, 2014	1,590,138	$21.34	853,054	$14.36

(1)	Includes dividends reinvested into additional restricted common stock units.
(2)	Includes distributed units which were utilized to satisfy withholding taxes due on the distribution.

NOTE 7 - Income Taxes

The income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets were as follows:

	December 31,
	2014	2013
Income tax (asset) liability
Current	$(1,195)	$(1,998)
Deferred	261,784	163,213

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying value of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that gave rise to the deferred tax balances were as follows:

	December 31,
	2014	2013
Deferred tax assets
Unearned premium reserve reduction	$15,721	$15,555
Compensation accruals	14,765	13,188
Other comprehensive income – net funded status of pension and other postretirement benefit obligations	7,009	6,376
Discounting of unpaid claims and claim expense tax reserves	4,090	4,747
Impaired securities	3,327	1,800
Postretirement benefits other than pensions	870	2,048
Total gross deferred tax assets	45,782	43,714
Deferred tax liabilities
Other comprehensive income – net unrealized gains on fixed maturities and equity securities	185,011	81,497
Deferred policy acquisition costs	70,796	80,159
Life insurance future policy benefit reserve	25,914	21,792
Investment related adjustments	20,064	18,317
Intangible assets	4,262	4,262
Other, net	1,519	900
Total gross deferred tax liabilities	307,566	206,927
Net deferred tax liability	$261,784	$163,213

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax-planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2014 and 2013.

At December 31, 2014, the Company did not have any loss carryforwards or credits.

The components of income tax expense were as follows:

	Year Ended December 31,
	2014	2013	2012
Current	$32,295	$31,610	$26,331
Deferred	9,575	11,563	18,976
Total income tax expense	$41,870	$43,173	$45,307

NOTE 7 - Income Taxes-(Continued)

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
Expected federal tax on income	$51,140	$53,923	$52,210
Add (deduct) tax effects of:
Tax-exempt interest	(6,849)	(6,829)	(6,836)
Dividend received deduction	(3,566)	(3,382)	(2,132)
Other, net	1,145	(539)	2,065
Income tax expense provided on income	$41,870	$43,173	$45,307

The Company’s federal income tax returns for years prior to 2011 are no longer subject to examination by the Internal Revenue Service (“IRS”).

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

HMEC and its subsidiaries file a consolidated federal income tax return. The federal income tax sharing agreements between HMEC and its subsidiaries, as approved by the Board of Directors, provide that tax on income is charged to each subsidiary as if it were filing a separate tax return with the limitation that each subsidiary will receive the benefit of any losses or tax credits to the extent utilized in the consolidated tax return. Intercompany balances are settled quarterly with a final settlement after filing the consolidated federal income tax return with the IRS.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2014	2013	2012
Balance as of the beginning of the year	$641	$-	$-
Additions based on tax positions related to the current year	259	641	-
Settlements in tax positions for prior years	(244)	-	-
Balance as of the end of the year	$656	$641	$-

The Company’s effective tax rate would be affected to the extent there were unrecognized tax benefits that could be recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense.

Interest and penalties were both immaterial in each of the years ended December 31, 2014, 2013 and 2012.

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	December 31,
	2014	2013

Statutory capital and surplus of insurance subsidiaries	$861,421	$809,241
Increase (decrease) due to:
Deferred policy acquisition costs	215,082	245,355
Difference in policyholder reserves	87,345	80,459
Goodwill	47,396	47,396
Liability for postretirement benefits other than pensions	-	(1,130)
Investment fair value adjustments on fixed maturities	519,593	227,060
Difference in investment reserves	118,633	111,983
Federal income tax liability	(290,034)	(188,426)
Net funded status of pension and other postretirement benefit obligations	(20,027)	(18,217)
Non-admitted assets and other, net	18,528	11,349
Shareholders' equity of parent company and non-insurance subsidiaries	16,465	12,109
Parent company short-term and long-term debt	(237,939)	(237,874)
Shareholders' equity as reported herein	$1,336,463	$1,099,305

	Year Ended December 31,
	2014	2013	2012

Statutory net income of insurance subsidiaries	$97,875	$98,905	$93,299
Net loss of non-insurance companies	(3,906)	(4,583)	(4,726)
Interest expense	(14,198)	(14,236)	(14,249)
Tax benefit of interest expense and other parent company current tax adjustments	6,371	6,030	9,308
Combined net income	86,142	86,116	83,632
Increase (decrease) due to:
Deferred policy acquisition costs	16,828	17,177	16,595
Policyholder benefits	15,284	19,038	15,574
Federal income tax expense	(10,548)	(12,735)	(19,843)
Investment reserves	3,574	6,818	14,021
Other adjustments, net	(7,037)	(5,521)	(6,113)
Net income as reported herein	$104,243	$110,893	$103,866

HMEC has principal insurance subsidiaries domiciled in Illinois and Texas. The statutory financial statements of these subsidiaries are prepared in accordance with accounting principles prescribed or permitted by the Illinois Department of Insurance and the Texas Department of Insurance, as applicable. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners (the “NAIC”), as well as state laws, regulations and general administrative rules.

NOTE 8 - Statutory Information and Restrictions-(Continued)

The NAIC has risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. At December 31, 2014 and 2013, the minimum statutory-basis capital and surplus required to be maintained by HMEC’s insurance subsidiaries was $135,797 and $124,444, respectively. At December 31, 2014 and 2013, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels. The restricted net assets of HMEC’s insurance subsidiaries were $18,361 and $17,967 as of December 31, 2014 and 2013, respectively. The minimum statutory-basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC’s insurance subsidiaries combined. Authorized control level risk-based capital represents the minimum level of statutory-basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer. The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

HMEC relies largely on dividends from its insurance subsidiaries to meet its obligations for payment of principal and interest on debt, dividends to shareholders and parent company operating expenses, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. HMEC’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. As a result, HMEC may not be able to receive dividends from such subsidiaries at times and in amounts necessary to pay desired dividends to shareholders. The aggregate amount of dividends that may be paid in 2015 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $90,000.

As disclosed in the reconciliation of the statutory capital and surplus of insurance subsidiaries to the consolidated GAAP shareholders’ equity, the insurance subsidiaries have statutory capital and surplus of $861,421 as of December 31, 2014, which is subject to regulatory restrictions. The parent company equity is not restricted. At December 31, 2014, HMEC had $28,640 of liquid assets, comprised of investments and cash, which could be used to fund debt interest, general corporate obligations, as well as dividend payments to shareholders. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities.

At the time of this Annual Report on Form 10-K and during each of the years in the three year period ended December 31, 2014, the Company had no financial reinsurance agreements in effect.

NOTE 9 - Pension Plans and Other Postretirement Benefits

The Company sponsors three qualified and two non-qualified retirement plans. Substantially all employees participate in the 401(k) plan and through December 31, 2014 participated in the non-contributory defined contribution plan. Employees who were hired prior to 1998 have a vested accrued benefit in a frozen defined benefit plan. Certain employees participate in a non-qualified defined contribution plan while certain retirees are receiving benefits under the frozen non-qualified defined benefit plan.

Qualified Plans

Employees became eligible to participate in the defined contribution plan after one year of service; contributions were made based on eligible earnings and years of service and were credited to each employee’s individual plan account. The majority of employees received a 5% contribution. Accounts vested after 3 years of service. In November 2014, the Company announced that this fully funded defined contribution plan would be terminated on December 31, 2014 and all participant accounts would become 100% vested and be distributed to all current and former employee participants in 2015.

All employees participate in the 401(k) plan and receive a 100% vested 3% “safe harbor” company contribution based on employees’ eligible earnings. In November 2014, the Company communicated that effective January 1, 2015 it would begin matching each dollar of employee contributions up to a 5% maximum — in addition to maintaining the automatic 3% “safe harbor” contribution. The new matching company contribution vests after 5 years of service. The 401(k) plan is fully funded.

In 2002, participants’ ceased accruing benefits for earnings and years of service in the frozen defined benefit plan. A substantial number of those participants are former employees of the Company who are not eligible to receive an immediate annuity benefit until age 65 and/or are not eligible for a lump sum distribution. In November 2014, the Company announced a cash-out election period or “window” ending in December 2014, for terminated vested participants with accrued lump sum values under $100. During the window, 385 former employees elected to receive a total of approximately $4,200 in lump sum distributions, resulting in approximately $1,600 of additional settlement expense in 2014.

The Company’s policy for the frozen defined benefit plan is to contribute to the plan amounts which are actuarially determined to provide sufficient funding to meet future benefit payments as defined by federal laws and regulations.

For all three qualified plans, all assets are held in their respective plan trusts.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Non-qualified Plans

The non-qualified plans were established for specific employees whose otherwise eligible earnings exceeded the statutory limits under the qualified plans. Benefit accruals under the non-qualified defined benefit plan were frozen in 2002 and all participants are currently in payment status. Both the non-qualified frozen defined benefit plan and the non-qualified contribution plan are unfunded plans with the Company’s contributions made at the time payments are made to participants.

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $11,850, $10,295 and $10,415 for the years ended December 31, 2014, 2013 and 2012, respectively.

Contributions to employees' accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2014	2013	2012
Qualified defined contribution plan:
Contributions to employees’ accounts	$4,580	$4,616	$4,148
Total assets at the end of the year	117,720	135,097	141,286
401(k) plan:
Contributions to employees’ accounts	2,753	2,781	2,753
Total assets at the end of the year	132,053	134,897	118,073
Non-qualified defined contribution plan:
Contributions to employees’ accounts	74	110	-
Total assets at the end of the year	-	-	-

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the funded status of the defined benefit and supplemental retirement pension plans as of December 31, 2014, 2013 and 2012 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$39,483	$40,994	$41,736	$16,706	$18,192	$18,012
Service cost	360	360	360	-	-	-
Interest cost	1,679	1,369	1,427	716	616	676
Plan amendments	-	-	-	-	-	-
Actuarial loss (gain)	1,254	624	1,686	2,431	(783)	817
Benefits paid	(1,737)	(1,715)	(1,664)	(1,329)	(1,319)	(1,313)
Settlements	(6,760)	(2,149)	(2,551)	-	-	-
Projected benefit obligation at end of year	$34,279	$39,483	$40,994	$18,524	$16,706	$18,192
Change in plan assets:
Fair value of plan assets at beginning of year	$35,879	$32,757	$31,653	$-	$-	$-
Actual return on plan assets	2,535	4,396	3,168	-	-	-
Employer contributions	2,000	3,103	2,534	1,329	1,319	1,313
Benefits paid	(1,737)	(1,715)	(1,664)	(1,329)	(1,319)	(1,313)
Expenses paid	(509)	(513)	(383)	-	-	-
Settlements	(6,760)	(2,149)	(2,551)	-	-	-
Fair value of plan assets at end of year	$31,408	$35,879	$32,757	$-	$-	$-
Funded status	$(2,871)	$(3,604)	$(8,237)	$(18,524)	$(16,706)	$(18,192)

Prepaid (accrued) benefit expense	$10,656	$12,331	$11,188	$(12,024)	$(12,479)	$(12,855)

Total amount recognized in Consolidated Balance Sheets, all in Other Liabilities	$(2,871)	$(3,604)	$(8,237)	$(18,524)	$(16,706)	$(18,192)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service cost	$-	$-	$-	$-	$-	$124
Net actuarial loss	13,527	15,935	19,425	6,500	4,227	5,213
Total amount recognized in AOCI	$13,527	$15,935	$19,425	$6,500	$4,227	$5,337

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$34,729	$39,483	$40,994	$18,524	$16,706	$18,192
Accumulated benefit obligation	34,729	39,483	40,994	18,524	16,706	18,192
Fair value of plan assets	31,408	35,879	32,757	-	-	-

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The change in the Company’s AOCI for the defined benefit plan for the year ended December 31, 2014 was primarily attributable to loss recognition in 2014, due to settlement accounting as well as loss amortization included in net periodic benefit cost for 2014. This loss recognition was partially offset by liability losses in 2014 due to a decrease in the discount rate as well as a change in the mortality assumption. The change in the Company’s AOCI for the defined benefit plan for the year ended December 31, 2013 was primarily attributable to the performance of the plan assets and an increase in the discount rate, which was partially offset by a change in the mortality assumption. The change in the Company’s AOCI for the defined benefit plan for the year ended December 31, 2012 was primarily attributable to revisions of the discount rate assumption, partially offset by the performance of the plan assets.

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-	$-	$-
Other expenses	360	360	360	-	-	-
Interest cost	1,679	1,369	1,427	716	616	676
Expected return on plan assets	(2,402)	(2,238)	(2,423)	-	-	-
Settlement loss	2,668	867	1,209	-	-	-
Amortization of:
Prior service cost	-	-	-	-	124	124
Actuarial loss	1,371	1,602	2,367	157	203	171
Net periodic pension expense	$3,676	$1,960	$2,940	$873	$943	$971

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$-	$-	$-	$-	$-	$-
Net actuarial loss	(1,037)	(1,888)	115	2,431	(783)	817
Amortization of:
Prior service cost	-	-	-	(2)	(124)	(124)
Actuarial loss	(1,371)	(1,602)	(2,367)	(157)	(203)	(171)
Total recognized in other comprehensive income (loss)	$(2,408)	$(3,490)	$(2,252)	$2,272	$(1,110)	$522

Weighted-average assumptions used to determine expense:
Discount rate	4.46%	3.51%	3.66%	4.46%	3.51%	3.86%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.66%	4.46%	3.51%	3.66%	4.46%	3.51%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

*	Not applicable.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The discount rates at December 31, 2014 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

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

		Fair Value Measurements at
		Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2014
Asset category
Equity security funds (1)
United States	$12,718	$-	$12,718	$-
International	2,790	-	2,790	-
Fixed income funds	15,591	-	15,591	-
Total	$31,099	$-	$31,099	$-

December 31, 2013
Asset category
Equity security funds (1)
United States	$14,730	$-	$14,730	$-
International	3,579	-	3,579	-
Fixed income funds	17,413	-	17,413	-
Total	$35,722	$-	$35,722	$-

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

There were no Level 3 assets held during the years ended December 31, 2014 and 2013.

In 2015, the Company expects amortization of net losses of $1,626 and $273 for the defined benefit plan and the supplemental retirement plans, respectively, and expects no amortization of prior service cost for the supplemental retirement plans to be included in net periodic pension expense.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to a closed group of eligible employees (pre-age 65 and former employees). Postretirement benefits other than pensions of active and retired employees are accrued as expense over the employees' service years. As of December 31, 2006, upon discontinuation of retiree medical benefits Health Reimbursement Accounts (“HRAs”) were established for eligible participants and totaled $7,310.

In December 2013, the Company announced the elimination of postretirement medical coverage for all remaining eligible participants effective March 31, 2014. As a result of this plan change, prior service cost will be amortized over the average working lifetime of active eligible participants.

In November 2014, the Company announced it would no longer sponsor the retiree group life benefit as of December 2014 and offered a conversion option to individual policies. This was the last remaining postretirement benefit other than pensions.

As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $2,980, $196 and $431 for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the balance of the previously established HRAs was $2,485. Funding of HRAs was $252, $181 and $168 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2014, 2013 and 2012 (the measurement dates) reconciled with amounts recognized in the Company's Consolidated Balance Sheets:

	December 31,
	2014	2013	2012
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligations at beginning of year	$1,130	$2,862	$3,326
Changes during fiscal year
Service cost	-	-	-
Interest cost	46	92	91
Plan amendment	-	(1,393)	-
Settlements	(965)	-	-
Employer payments net of participant contributions	(95)	(491)	(488)
Actuarial (gain) loss	(116)	60	(67)
Accumulated postretirement benefit obligations at end of year	$-	$1,130	$2,862
Unfunded status	$-	$(1,130)	$(2,862)

Total amount recognized in Consolidated Balance Sheets, all in Other Liabilities	$-	$(1,130)	$(2,862)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service cost (credit)	$-	$(1,341)	$-
Net actuarial loss (gain)	-	(604)	(900)
Total amount recognized in AOCI	$-	$(1,945)	$(900)

	Year Ended December 31,
	2014	2013	2012
Components of net periodic benefit:
Service cost	$-	$-	$-
Interest cost	46	92	91
Curtailment gain	(713)	-	-
Settlement gain	(1,439)	-	-
Amortization of prior service cost	(628)	(52)	-
Amortization of prior gain	(246)	(236)	(522)
Net periodic income	$(2,980)	$(196)	$(431)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Sensitivity Analysis and Assumptions for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligations as follows:

	December 31,
	2014	2013	2012
Accumulated postretirement benefit obligations
Effect of a one percentage point increase	*	$-	$45
Effect of a one percentage point decrease	*	-	(43)

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	*	$2	$1
Effect of a one percentage point decrease	*	(2)	(1)

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.66%	4.46%	3.51%
Healthcare cost trend rate	*	*	7.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	*	*	5.00%
Year the rate is assumed to reach the ultimate trend rate	*	*	2022
Expected return on plan assets	*	*	*

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.46%	3.51%	2.95%
Healthcare cost trend rate	*	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	*	5.00%	5.00%
Year the rate is assumed to reach the ultimate trend rate	*	2022	2022
Expected return on plan assets	*	*	*

*	Not applicable.

The discount rates were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

2015 Contributions

In 2015, there is no minimum funding requirement for the Company’s defined benefit plan. The following table discloses that minimum funding requirement and the expected full year contributions for the Company’s plans.

Defined Benefit Pension Plans
	Defined	Supplemental
	Benefit	Defined Benefit
	Plan	Plans

Minimum funding requirement for 2015	$ -	N/A
Expected contributions (approximations) for the year ended December 31, 2015 as of the time of this Form 10-K (1)	-	$1,320

N/A - Not applicable.

(1) HMEC’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Estimated Future Benefit Payments

The Company’s defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below. Therefore, actual results could vary from the estimates shown. Estimated future benefit payments as of December 31, 2014 were as follows:

	2015	2016	2017	2018	2019	2020-2024
Pension plans:
Defined benefit plan	$3,580	$3,398	$2,911	$2,714	$3,163	$13,659
Supplemental retirement plans	1,320	1,310	1,299	1,286	1,272	6,072

NOTE 10 - Reinsurance and Catastrophes

In the normal course of business, the Company’s insurance subsidiaries assume and cede reinsurance with other insurers. Reinsurance is ceded primarily to limit losses from large events and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of primary liability.

The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the U.S. Catastrophes can be caused by various events including hurricanes, windstorms, hail, severe winter weather, wildfires and earthquakes, and the frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, deductibles, maximum coverage limits and the purchase of catastrophe reinsurance.

The Company’s net catastrophe losses incurred of approximately $37,500, $40,225 and $43,319 for the years ended December 31, 2014, 2013 and 2012, respectively, reflected significant losses from wind/hail/tornado events in the spring and summer months of each year, as well as losses from Hurricane Isaac recorded in 2012.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2014	2013
Reinsurance recoverables on reserves and unpaid claims
Property and casualty
Reinsurance companies	$7,772	$10,152
State insurance facilities	35,968	3,955
Life and health	9,592	10,395
Total	$53,332	$24,502

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Year ended December 31, 2014
Premiums written and contract deposits	$1,191,123	$27,144	$3,676	$1,167,655
Premiums and contract charges earned	739,281	27,276	3,755	715,760
Benefits, claims and settlement expenses	504,550	39,236	3,112	468,426

Year ended December 31, 2013
Premiums written and contract deposits	1,120,852	30,115	3,456	1,094,193
Premiums and contract charges earned	717,494	29,990	3,434	690,938
Benefits, claims and settlement expenses	455,298	10,018	3,037	448,317

Year ended December 31, 2012
Premiums written and contract deposits	1,093,937	29,691	3,481	1,067,727
Premiums and contract charges earned	696,721	29,634	3,440	670,527
Benefits, claims and settlement expenses	457,332	12,177	3,095	448,250

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2014. Past due reinsurance recoverables as of December 31, 2014 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2014, the Company’s catastrophe excess of loss coverage consisted of one contract in addition to the Florida Hurricane Catastrophe Fund (“FHCF”). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25,000 per occurrence up to $175,000 per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25,000 excess of $25,000, $40,000 excess of $50,000 and $85,000 excess of $90,000. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $4,100 up to $15,100, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2014.

For liability coverages, in 2014, the Company reinsured each loss above a retention of $900 with coverage up to $2,500 on a per occurrence basis and $20,000 in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2014 the Company reinsured each loss above a retention of $900 up to $2,500 on a per risk basis, including catastrophe losses. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $4,800 of property recovery in any one event.

NOTE 10 - Reinsurance and Catastrophes-(Continued)

The maximum individual life insurance risk retained by the Company is $300 on any individual life, while either $100 or $125 is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. For 2014, the Company reinsured 100% of the catastrophe risk in excess of $1,000 up to $35,000 per occurrence, with one reinstatement. The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

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

Leases

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copy machines. Rental expenses were $2,823, $2,838 and $2,882 for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2014 are as follows:

	As of December 31, 2014
	2015	2016	2017	2018	2019	2020- 2024	2025 and beyond

Minimum operating lease payments	$2,569	$2,305	$2,212	$2,242	$2,289	$4,288	-

NOTE 11 - Contingencies and Commitments-(Continued)

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments were as follows:

	As of December 31,
	2014	2013
Outstanding commitments to:
Purchase investments	$39,689	$10,000
Lend funds under bridge loans	10,567	-
Total	$50,256	$10,000

NOTE 12 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities
Net income	$104,243	$110,893	$103,866
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(10,917)	(22,245)	(27,298)
Increase in accrued investment income	(5,563)	(1,898)	(2,618)
Increase in accrued expenses	1,513	1,157	13,589
Depreciation and amortization	7,958	7,680	7,892
Increase in insurance liabilities	153,423	143,542	127,992
Increase in premium receivables	(3,638)	(4,018)	(5,638)
Increase in deferred policy acquisition costs	(12,662)	(14,659)	(13,989)
(Increase) decrease in reinsurance recoverable	1,570	(1,289)	872
Increase in income tax liabilities	9,745	7,099	29,752
Other	(23,739)	(20,326)	(31,572)
Total adjustments	117,690	95,043	98,982
Net cash provided by operating activities	$221,933	$205,936	$202,848

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

NOTE 13 - Segment Information-(Continued)

The accounting policies of the segments are the same as those described in “Note 1 — Summary of Significant Accounting Policies”. The Company accounts for intersegment transactions, primarily the allocation of operating and agency costs from the corporate and other segment to the property and casualty, annuity and life segments, on a direct cost basis.

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2014	2013	2012
Insurance premiums and contract charges earned
Property and casualty	$581,828	$561,954	$546,339
Annuity	25,540	22,575	21,794
Life	108,392	106,409	102,394
Total	$715,760	$690,938	$670,527

Net investment income
Property and casualty	$36,790	$36,208	$36,792
Annuity	222,071	208,419	200,785
Life	71,865	69,932	69,409
Corporate and other	14	7	2
Intersegment eliminations	(925)	(956)	(985)
Total	$329,815	$313,610	$306,003

Net income (loss)
Property and casualty	$46,907	$44,433	$37,043
Annuity	45,336	44,719	40,527
Life	17,503	20,339	21,912
Corporate and other	(5,503)	1,402	4,384
Total	$104,243	$110,893	$103,866

	December 31,
	2014	2013	2012
Assets
Property and casualty	$1,107,962	$1,001,561	$1,016,368
Annuity	6,683,473	5,963,348	5,380,780
Life	1,858,150	1,743,084	1,663,696
Corporate and other	155,678	154,557	131,449
Intersegment eliminations	(36,736)	(35,878)	(24,567)
Total	$9,768,527	$8,826,672	$8,167,726

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2014	2013	2012
Policy acquisition expenses amortized
Property and casualty	$71,327	$68,516	$63,768
Annuity	14,781	7,957	6,868
Life	7,709	8,170	8,883
Total	$93,817	$84,643	$79,519

Income tax expense (benefit)
Property and casualty	$13,944	$12,740	$10,849
Annuity	21,319	18,531	19,046
Life	9,432	10,919	12,305
Corporate and other	(2,825)	983	3,107
Total	$41,870	$43,173	$45,307

NOTE 14 - Derivative Instruments

Fixed indexed annuity products are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index. When fixed indexed annuity deposits are received, a portion of the deposit is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to fixed indexed annuity contractholders. For the Company, substantially all such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with the change in fair value included in Net Realized Investment Gains (Losses), a component of revenues, in the Consolidated Statements of Operations. The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open positions. On the respective anniversary dates of the indexed deposits, the index used to compute the annual index credit is reset and new one-year call options are purchased to fund the next annual index credit. The cost of these purchases is managed through the terms of the fixed indexed annuities, which permit changes to index return caps, participation rates and/or asset fees, subject to guaranteed minimums on each contract’s anniversary date. By adjusting the index return caps, participation rates or asset fees, crediting rates generally can be managed except in cases where the contractual features would prevent further modifications.

The Company carries all derivative instruments as assets or liabilities in the Consolidated Balance Sheets at fair value. The Company elected to not use hedge accounting for derivative transactions related to the FIA products. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in the fair value of the derivatives recognized immediately in the Consolidated Statements of Operations. The fair values of derivative instruments, including derivative instruments embedded in fixed indexed annuity contracts, presented in the Consolidated Balance Sheets were as follows:

	December 31,
	2014	2013
Assets
Derivative instruments, included in Short-term and Other Investments	$2,458	$-

Liabilities
Fixed indexed annuities - embedded derivatives, included in Other Policyholder Funds	20,049	-

The changes in fair value of derivatives included in the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
	2014	2013	2012
Change in fair value of derivatives:
Revenues
Net realized investment gains (losses)	$995	$-	$-

Change in fair value of embedded derivatives:
Revenues
Net realized investment gains (losses)	(1,157)	-	-

NOTE 14 - Derivative Instruments-(Continued)

The Company’s strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process, which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor's/Moody’s long-term credit rating of “A-”/“A3” or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide collateral when the fair value of the exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

	December 31, 2014				December 31, 2013
	Credit Rating (1)		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody’s	Amount	Value	Amount	Value

Bank of America, N.A.	A	A2	$8,700	$439	$-	$-
Barclays Bank PLC	A	A2	5,000	70	-	-
Credit Suisse International	A	A1	27,500	1,193	-	-
Societe Generale	A	A2	25,400	756	-	-

Total			$66,600	$2,458	$-	$-

(1)	As assigned by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).

As of December 31, 2014, the Company held $1,955 of cash received from counterparties for derivative collateral, which is included in Other Liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $503 at December 31, 2014.

The future annual index credits on fixed indexed annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. Call options are not purchased to fund the index liabilities which may arise after the next annuity deposit anniversary date. Call options and the related forward embedded options in the annuity contracts are carried at fair value.

NOTE 15 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2014
Insurance premiums written and contract deposits	$292,241	$322,746	$292,393	$260,275
Total revenues	269,157	265,520	264,743	261,265
Net income	30,068	25,357	20,452	28,366
Per share information
Basic
Net income	$0.72	$0.61	$0.49	$0.69
Shares of common stock - weighted average (1)	41,748	41,514	41,432	41,180
Diluted
Net income	$0.71	$0.60	$0.48	$0.67
Shares of common stock and equivalent shares - weighted average (1)	42,362	42,319	42,310	42,259

2013
Insurance premiums written and contract deposits	$275,379	$306,033	$267,703	$245,078
Total revenues	259,215	251,884	265,637	254,531
Net income	34,287	23,599	25,995	27,012
Per share information
Basic
Net income	$0.84	$0.59	$0.65	$0.68
Shares of common stock - weighted average (1)	40,818	40,001	39,768	39,527
Diluted
Net income	$0.81	$0.57	$0.63	$0.66
Shares of common stock and equivalent shares - weighted average (1)	42,205	41,732	41,395	41,088

2012
Insurance premiums written and contract deposits	$279,479	$285,206	$260,289	$242,753
Total revenues	255,417	256,548	254,226	244,623
Net income	31,826	32,266	13,103	26,671
Per share information
Basic
Net income	$0.81	$0.82	$0.33	$0.67
Shares of common stock - weighted average (1)	39,339	39,381	39,544	39,794
Diluted
Net income	$0.77	$0.78	$0.32	$0.64
Shares of common stock and equivalent shares - weighted average (1)	41,272	41,138	41,304	41,546

(1)	Rounded to thousands.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2014

(Dollars in thousands)

			Amount
			Shown in
		Fair	Balance
Type of Investments	Cost (1)	Value	Sheet

Fixed maturities:
U.S. Government and federally sponsored agency obligations	$997,157	$1,073,925	$1,073,925
States, municipalities and political subdivisions	1,462,717	1,647,822	1,647,822
Foreign government bonds	52,552	59,536	59,536
Public utilities	180,920	211,675	211,675
Other bonds	3,681,891	3,900,132	3,900,132

Total fixed maturity securities	6,375,237	6,893,090	6,893,090

Equity securities:
Non-redeemable preferred stocks	22,672	22,175	22,175
Common stocks	57,228	68,416	68,416
Closed-end fund	20,004	20,064	20,064

Total equity securities	99,904	110,655	110,655

Short-term investments	142,039	XXX	142,039
Policy loans	145,341	XXX	145,341
Derivative instruments	2,458	XXX	2,458
Mortgage loans	68	XXX	68
Other	109,816	XXX	109,816

Total investments	$6,874,863	XXX	$7,403,467

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2014 and 2013

(Dollars in thousands, except per share data)

	December 31,
	2014	2013

ASSETS

Investments and cash	$28,640	$24,387
Investment in subsidiaries	1,515,769	1,282,614
Other assets	58,365	60,164

Total assets	$1,602,774	$1,367,165

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt	$38,000	$38,000
Long-term debt, current and noncurrent	199,939	199,874
Other liabilities	28,372	29,986

Total liabilities	266,311	267,860

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2014, 64,245,048; 2013, 63,629,105	64	64
Additional paid-in capital	422,232	407,056
Retained earnings	1,065,318	1,000,312
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	297,554	133,990
Net funded status of pension and other postretirement benefit obligations	(12,953)	(11,776)
Treasury stock, at cost, 2014, 23,308,430 shares; 2013, 23,117,554 shares	(435,752)	(430,341)

Total shareholders' equity	1,336,463	1,099,305

Total liabilities and shareholders' equity	$1,602,774	$1,367,165

See accompanying Note to Condensed Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

Revenues
Net investment income	$10	$6	$2
Realized investment gains	-	208	-

Total revenues	10	214	2

Expenses
Interest	14,198	14,236	14,249
Other	5,071	4,832	4,576

Total expenses	19,269	19,068	18,825

Loss before income tax benefit and equity in net earnings of subsidiaries	(19,259)	(18,854)	(18,823)
Income tax benefit	(6,734)	(6,599)	(6,196)
Loss before equity in net earnings of subsidiaries	(12,525)	(12,255)	(12,627)
Equity in net earnings of subsidiaries	116,768	123,148	116,493

Net income	$104,243	$110,893	$103,866

See accompanying Note to Condensed Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows - operating activities
Interest expense paid	$(13,902)	$(13,825)	$(13,948)
Federal income taxes recovered (paid)	8,740	5,996	(118)
Cash dividends received from subsidiaries	46,000	41,000	50,000
Other, net, including settlement of payables to subsidiaries	(188)	(21,235)	7,703

Net cash provided by operating activities	40,650	11,936	43,637

Cash flows - investing activities
Net (increase) decrease in investments	(4,647)	5,488	(10,762)

Net cash provided by (used in) investing activities	(4,647)	5,488	(10,762)

Cash flows - financing activities
Dividends paid to shareholders	(39,237)	(32,550)	(22,541)
Acquisition of treasury stock	(5,411)	(3,889)	(15,735)
Exercise of stock options	8,252	19,336	5,421

Net cash used in financing activities	(36,396)	(17,103)	(32,855)

Net increase (decrease) in cash	(393)	321	20
Cash at beginning of period	470	149	129

Cash at end of period	$77	$470	$149

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G		H		I		J	K

		Future							Claims and
		policy	Discount,		Other				claim adjustment				Paid
		benefits,	if any,		policy			Benefits,	expenses		Amortization		claims
	Deferred	claims	deducted		claims	Premium		claims	incurred		of deferred		and
	policy	and	in		and	revenue/	Net	and	related to		policy	Other	claims
	acquisition	claims	previous	Unearned	benefits	premium	investment	settlement	Current	Prior	acquisition	operating	adjustment	Premiums
Segment	costs	expenses	column	premiums	payable	earned	income	expenses	year	years	costs	expenses	expense	written

Year Ended December 31, 2014
Property and casualty	$27,160	$311,097	$0	$220,406	$-	$581,828	$36,790	$399,512	$416,512	$(17,000)	$71,327	$88,305	$393,857	$584,393
Annuity	143,522	3,781,260	xxx	708	603,267	25,540	222,071	134,760	xxx	xxx	14,781	33,210	xxx	xxx
Life	44,400	1,035,698	xxx	2,299	3,471	108,392	71,865	110,293	xxx	xxx	7,709	36,421	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(911)	N/A	xxx	xxx	N/A	18,254	xxx	xxx

Total	$215,082	$5,128,055	xxx	$223,413	$606,738	$715,760	$329,815	$644,565	xxx	xxx	$93,817	$176,190	xxx	xxx

Year Ended December 31, 2013
Property and casualty	$26,048	$275,809	$0	$217,841	$-	$561,954	$36,208	$385,601	$403,589	$(17,988)	$68,516	$87,064	$384,736	$570,363
Annuity	170,749	3,523,901	xxx	562	342,795	22,575	208,419	128,768	xxx	xxx	7,957	34,004	xxx	xxx
Life	48,558	1,008,369	xxx	2,711	3,497	106,409	69,932	103,841	xxx	xxx	8,170	34,394	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(949)	N/A	xxx	xxx	N/A	18,886	xxx	xxx

Total	$245,355	$4,808,079	xxx	$221,114	$346,292	$690,938	$313,610	$618,210	xxx	xxx	$84,643	$174,348	xxx	xxx

Year Ended December 31, 2012
Property and casualty	$24,650	$274,542	$0	$209,431	$-	$546,339	$36,792	$389,430	$406,605	$(17,175)	$63,768	$83,579	$398,210	$550,774
Annuity	125,437	3,264,128	xxx	526	99,603	21,794	200,785	124,693	xxx	xxx	6,868	34,148	xxx	xxx
Life	46,798	984,716	xxx	3,311	3,624	102,394	69,409	97,692	xxx	xxx	8,883	33,589	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(983)	N/A	xxx	xxx	N/A	18,991	xxx	xxx

Total	$196,885	$4,523,386	xxx	$213,268	$103,227	$670,527	$306,003	$611,815	xxx	xxx	$79,519	$170,307	xxx	xxx

N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage
	Gross	Other	from Other	Net	of Amount
	Amount	Companies	Companies	Amount	Assumed to Net

Year ended December 31, 2014
Life insurance in force	$15,800,701	$3,360,016	$-	$12,440,685	-
Premiums
Property and casualty	$599,230	$21,157	$3,755	$581,828	0.6%
Annuity	25,540	-	-	25,540	-
Life	114,511	6,119	-	108,392	-

Total premiums	$739,281	$27,276	$3,755	$715,760	0.5%

Year ended December 31, 2013
Life insurance in force	$15,102,466	$3,231,421	$-	$11,871,045	-
Premiums
Property and casualty	$582,780	$24,260	$3,434	$561,954	0.6%
Annuity	22,575	-	-	22,575	-
Life	112,139	5,730	-	106,409	-

Total premiums	$717,494	$29,990	$3,434	$690,938	0.5%

Year ended December 31, 2012
Life insurance in force	$14,632,272	$3,070,951	$-	$11,561,321	-
Premiums
Property and casualty	$566,853	$23,954	$3,440	$546,339	0.6%
Annuity	21,794	-	-	21,794	-
Life	108,074	5,680	-	102,394	-

Total premiums	$696,721	$29,634	$3,440	$670,527	0.5%

Note:	Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2014

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation's ("HMEC") Annual Report on Form 10-K for the year ended December 31, 2014. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit
No.	Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(b)	Form of HMEC 6.05% Senior Notes due 2015 (included in Exhibit 4.1(a)).

4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

Exhibit
No.	Description

4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.2(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.2(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit
No.	Description

10.2(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(g)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

10.3(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

10.3(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

Exhibit
No.	Description

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014.

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

Exhibit
No.	Description

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants.

	10.12*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.

Exhibit
No.	Description

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

-6-