Form 10-Q
period 2015-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2015-05-08
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, 41,141,003 shares of Common Stock, par value $0.001 per share, were outstanding, net of 23,331,930 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2015, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

May 8, 2015

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
(amortized cost 2015, $6,479,270; 2014, $6,375,237)	$7,065,799	$6,893,090
Equity securities, available for sale, at fair value
(cost 2015, $99,860; 2014, $99,904)	105,066	110,655
Short-term and other investments	450,347	399,722
Total investments	7,621,212	7,403,467
Cash	43,931	11,675
Deferred policy acquisition costs	211,522	215,082
Goodwill	47,396	47,396
Other assets	285,118	277,350
Separate Account (variable annuity) assets	1,865,240	1,813,557
Total assets	$10,074,419	$9,768,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$3,847,694	$3,774,457
Interest-sensitive life contract liabilities	794,600	792,039
Unpaid claims and claim expenses	340,103	325,784
Future policy benefits	239,225	235,775
Unearned premiums	217,066	223,413
Total policy liabilities	5,438,688	5,351,468
Other policyholder funds	607,622	606,738
Other liabilities	515,143	422,362
Short-term debt	38,000	38,000
Long-term debt, current and noncurrent	199,955	199,939
Separate Account (variable annuity) liabilities	1,865,240	1,813,557
Total liabilities	8,664,648	8,432,064
Preferred stock, $0.001 par value, authorized
1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares;
issued, 2015, 64,454,178; 2014, 64,245,048	64	64
Additional paid-in capital	435,079	422,232
Retained earnings	1,088,917	1,065,318
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities
and equity securities	335,132	297,554
Net funded status of pension and other postretirement
benefit obligations	(12,953)	(12,953)
Treasury stock, at cost, 2015, 23,331,930 shares;
2014, 23,308,430 shares	(436,468)	(435,752)
Total shareholders’ equity	1,409,771	1,336,463
Total liabilities and shareholders’ equity	$10,074,419	$9,768,527

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Revenues
Insurance premiums and contract charges earned	$179,739	$175,403
Net investment income	83,313	83,044
Net realized investment gains	6,068	1,699
Other income	999	1,119

Total revenues	270,119	261,265

Benefits, losses and expenses
Benefits, claims and settlement expenses	114,019	111,988
Interest credited	44,537	43,087
Policy acquisition expenses amortized	23,684	23,033
Operating expenses	35,928	39,947
Interest expense	3,552	3,546

Total benefits, losses and expenses	221,720	221,601

Income before income taxes	48,399	39,664
Income tax expense	14,124	11,298

Net income	$34,275	$28,366

Net income per share
Basic	$0.82	$0.69
Diluted	$0.81	$0.67

Weighted average number of shares
and equivalent shares (in thousands)
Basic	41,950	41,180
Diluted	42,300	42,259

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(2,289)	$-
Portion of losses recognized in other comprehensive income	-	-
Net other-than-temporary impairment losses on
securities recognized in earnings	(2,289)	-
Realized gains, net	8,357	1,699
Total	$6,068	$1,699

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014

Comprehensive income
Net income	$34,275	$28,366
Other comprehensive income, net of taxes:
Change in net unrealized gains and losses
on fixed maturities and equity securities	37,578	77,408
Change in net funded status of pension and other
postretirement benefit obligations	-	-
Other comprehensive income	37,578	77,408
Total	$71,853	$105,774

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Common stock, $0.001 par value
Beginning balance	$64	$64
Options exercised, 2015, 43,298 shares;
2014, 196,840 shares	-	-
Conversion of common stock units,
2015, 8,293 shares; 2014, 10,834 shares	-	-
Conversion of restricted stock units,
2015, 157,539 shares; 2014, 65,730 shares	-	-
Ending balance	64	64

Additional paid-in capital
Beginning balance	422,232	407,056
Options exercised and conversion of common stock
units and restricted stock units	10,882	6,065
Share-based compensation expense	1,965	340
Ending balance	435,079	413,461

Retained earnings
Beginning balance	1,065,318	1,000,312
Net income	34,275	28,366
Cash dividends, 2015, $0.25 per share; 2014, $0.23 per share	(10,676)	(9,784)
Ending balance	1,088,917	1,018,894

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	284,601	122,214
Change in net unrealized gains and losses on
fixed maturities and equity securities	37,578	77,408
Change in net funded status of pension and
other postretirement benefit obligations	-	-
Ending balance	322,179	199,622

Treasury stock, at cost
Beginning balance, 2015, 23,308,430 shares;
2014, 23,117,554 shares	(435,752)	(430,341)
Acquisition of shares, 2015, 23,500 shares;
2014, 136,976 shares	(716)	(3,867)
Ending balance, 2015, 23,331,930 shares;
2014, 23,254,530 shares	(436,468)	(434,208)

Shareholders’ equity at end of period	$1,409,771	$1,197,833

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows - operating activities
Premiums collected	$168,558	$167,568
Policyholder benefits paid	(112,404)	(114,113)
Policy acquisition and other operating expenses paid	(73,560)	(76,090)
Investment income collected	82,486	77,459
Interest expense paid	(165)	(275)
Other	2,387	(1,464)

Net cash provided by operating activities	67,302	53,085

Cash flows - investing activities
Fixed maturities
Purchases	(284,293)	(321,571)
Sales	81,320	52,940
Maturities, paydowns, calls and redemptions	166,847	66,605
Purchase of other invested assets	(12,472)	-
Net cash provided by (used in) short-term and other investments	(32,073)	130,778

Net cash used in investing activities	(80,671)	(71,248)

Cash flows - financing activities
Dividends paid to shareholders	(10,676)	(9,784)
Acquisition of treasury stock	(716)	(3,867)
Exercise of stock options	884	3,746
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	141,962	100,305
Benefits, withdrawals and net transfers to
Separate Account (variable annuity) assets	(91,449)	(78,746)
Life policy accounts
Deposits	122	106
Withdrawals and surrenders	(1,044)	(983)
Cash received related to repurchase agreements	-	23,384
Change in bank overdrafts	6,542	728

Net cash provided by financing activities	45,625	34,889

Net increase in cash	32,256	16,726

Cash at beginning of period	11,675	18,189

Cash at end of period	$43,931	$34,915

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015 and 2014

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2015 and the consolidated results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2015 and 2014. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

In the three months ended March 31, 2015, the Company recorded a reduction in incentive compensation expense due to an immaterial out-of-period correction of an error related to the valuation of restricted stock units. The $3,012 after tax adjustment increased net income for each of the segments as follows: property and casualty, $2,056; annuity, $519; and life, $437.

Note 1 - Basis of Presentation-(Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents the accumulated change in shareholders’ equity from transactions and other events and circumstances from non-shareholder sources. For the Company, accumulated other comprehensive income (loss) includes the after tax change in net unrealized gains and losses on fixed maturities and equity securities and the after tax change in net funded status of pension and other postretirement benefit obligations for the period as shown in the Consolidated Statement of Changes in Shareholders’ Equity. The following table reconciles these components.

	Unrealized Gains
	and Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, January 1, 2015	$297,554	$(12,953)	$284,601
Other comprehensive income (loss)
before reclassifications	41,370	-	41,370
Amounts reclassified from accumulated
other comprehensive income (loss)	(3,792)	-	(3,792)
Net current period other
comprehensive income (loss)	37,578	-	37,578
Ending balance, March 31, 2015	$335,132	$(12,953)	$322,179

Beginning balance, January 1, 2014	$133,990	$(11,776)	$122,214
Other comprehensive income (loss)
before reclassifications	78,512	-	78,512
Amounts reclassified from accumulated
other comprehensive income (loss)	(1,104)	-	(1,104)
Net current period other
comprehensive income (loss)	77,408	-	77,408
Ending balance, March 31, 2014	$211,398	$(11,776)	$199,622

(1)	All amounts are net of tax.
(2)	The pretax amounts reclassified from accumulated other comprehensive income (loss), $5,834 and $1,699, are included in net realized investment gains and losses and the related tax expenses, $2,042 and $595, are included in income tax expense in the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in “Note 2 — Investments — Unrealized Gains and Losses on Fixed Maturities and Equity Securities”.

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index options contracts) to economically hedge risk associated with its fixed indexed annuity product’s contingent liabilities. The Company’s fixed indexed annuity product includes embedded derivative features that are discussed in “Note 1 — Summary of Significant Accounting Policies — Policy Liabilities for Fixed Indexed Annuities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company's investment portfolio includes no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s insurance products during the three months ended March 31, 2015 and 2014.

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

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (1)
March 31, 2015
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$481,801	$59,872	$313	$541,360	$-
Other, including
U.S. Treasury securities	544,912	32,538	981	576,469	-
Municipal bonds	1,489,255	201,160	5,329	1,685,086	-
Foreign government bonds	57,042	8,069	30	65,081	-
Corporate bonds	2,582,763	266,816	8,517	2,841,062	-
Other mortgage-backed securities	1,323,497	35,303	2,059	1,356,741	2,879
Totals	$6,479,270	$603,758	$17,229	$7,065,799	$2,879

Equity securities (3)	$99,860	$10,205	$4,999	$105,066	$-

December 31, 2014
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$484,561	$52,555	$1,390	$535,726	$-
Other, including
U.S. Treasury securities	512,596	28,652	3,049	538,199	-
Municipal bonds	1,462,717	189,533	4,428	1,647,822	-
Foreign government bonds	52,552	6,984	-	59,536	-
Corporate bonds	2,608,633	237,372	11,256	2,834,749	-
Other mortgage-backed securities	1,254,178	28,772	5,892	1,277,058	2,879
Totals	$6,375,237	$543,868	$26,015	$6,893,090	$2,879

Equity securities (3)	$99,904	$14,159	$3,408	$110,655	$-

(1)	Related to securities for which an unrealized loss was bifurcated to distinguish the credit related portion and the portion driven by other market factors. Represents the amount of other-than-temporary impairment losses in AOCI which was not included in earnings; amounts also include unrealized gains/(losses) on such impaired securities relating to changes in the fair value of those securities subsequent to the impairment measurement date.
(2)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $265,066 and $302,222; Federal Home Loan Mortgage Corporation (“FHLMC”) of $444,117 and $432,432; and Government National Mortgage Association (“GNMA”) of $137,856 and $137,867 as of March 31, 2015 and December 31, 2014, respectively.
(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Compared to December 31, 2014, the increase in net unrealized gains at March 31, 2015 was due to lower yields on U.S. Treasury securities and slightly narrower credit spreads across most asset classes, the combination of which resulted in an increase in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

Note 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at March 31, 2015 and December 31, 2014, respectively. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2015 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of future cash flows exceeds the amortized cost bases. In addition, management expects to recover the entire cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at March 31, 2015.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$13,144	$160	$1,629	$153	$14,773	$313
Other	111,579	935	1,952	46	113,531	981
Municipal bonds	39,258	622	24,774	4,707	64,032	5,329
Foreign government bonds	3,970	30	-	-	3,970	30
Corporate bonds	112,988	5,166	38,711	3,351	151,699	8,517
Other mortgage-backed securities	248,866	1,540	35,547	519	284,413	2,059
Total fixed
maturity securities	529,805	8,453	102,613	8,776	632,418	17,229
Equity securities (1)	21,718	4,354	6,830	645	28,548	4,999
Combined totals	$551,523	$12,807	$109,443	$9,421	$660,966	$22,228

Number of positions with a
gross unrealized loss	203		48		251
Fair value as a percentage of
total fixed maturities and
equity securities fair value	7.7%		1.5%		9.2%

December 31, 2014
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$2	$-	$39,809	$1,390	$39,811	$1,390
Other	10,317	34	117,615	3,015	127,932	3,049
Municipal bonds	31,821	200	59,715	4,228	91,536	4,428
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	213,612	6,883	76,099	4,373	289,711	11,256
Other mortgage-backed securities	477,877	4,797	88,663	1,095	566,540	5,892
Total fixed
maturity securities	733,629	11,914	381,901	14,101	1,115,530	26,015
Equity securities (1)	12,955	2,568	6,635	840	19,590	3,408
Combined totals	$746,584	$14,482	$388,536	$14,941	$1,135,120	$29,423

Number of positions with a
gross unrealized loss	234		112		346
Fair value as a percentage of
total fixed maturities and
equity securities fair value	10.7%		5.5%		16.2%

(1)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.
11

Note 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 41% of the gross unrealized loss as of March 31, 2015. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of March 31, 2015 and 2014 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income (loss):

	Three Months Ended
	March 31,
	2015	2014
Cumulative credit loss (1)
Beginning of period	$2,877	$4,097
New credit losses	-	-
Losses related to securities sold or paid down during the period	-	-
End of period	$2,877	$4,097

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

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

	Percent of Total Fair Value		March 31, 2015
	March 31,	December 31,	Fair	Amortized
	2015	2014	Value	Cost
Estimated expected maturity:
Due in 1 year or less	4.0%	4.0%	$285,424	$261,731
Due after 1 year through 5 years	23.8	23.4	1,682,730	1,543,047
Due after 5 years through 10 years	39.6	40.1	2,797,801	2,565,557
Due after 10 years
through 20 years	20.2	20.1	1,426,306	1,307,909
Due after 20 years	12.4	12.4	873,538	801,026
Total	100.0%	100.0%	$7,065,799	$6,479,270

Average option-adjusted duration, in years	5.7	5.8

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended
	March 31,
	2015	2014
Fixed maturity securities
Proceeds received	$81,320	$52,940
Gross gains realized	1,654	1,527
Gross losses realized	(463)	(675)

Equity securities
Proceeds received	$13,969	$3,648
Gross gains realized	4,602	479
Gross losses realized	(10)	(117)
13

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended
	March 31,
	2015	2014
Net unrealized investment gains (losses)
on fixed maturity securities, net of tax
Beginning of period	$336,604	$146,489
Change in unrealized investment gains and losses	45,486	93,225
Reclassification of net realized investment (gains)
losses to net income	(846)	(860)
End of period	$381,244	$238,854

Net unrealized investment gains (losses)
on equity securities, net of tax
Beginning of period	$6,988	$4,618
Change in unrealized investment gains and losses	(658)	1,313
Reclassification of net realized investment (gains)
losses to net income	(2,946)	(236)
End of period	$3,384	$5,695

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

Net Amounts
of Assets/
		Gross	Liabilities	Gross Amounts Not Offset
		Amounts	Presented	in the Consolidated
		Offset in the	in the	Balance Sheet
		Consolidated	Consolidated		Cash
	Gross	Balance	Balance	Financial	Collateral	Net
	Amounts	Sheet	Sheet	Instruments	Received	Amount
March 31, 2015
Asset derivatives:
Free-standing derivatives	$2,412	$ -	$2,412	$ -	$2,177	$235

December 31, 2014
Asset derivatives:
Free-standing derivatives	2,458	-	2,458	-	1,955	503

Note 2 - Investments-(Continued)

Deposits

At March 31, 2015 and December 31, 2014, securities with a fair value of $18,512 and $18,361, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at March 31, 2015 and December 31, 2014, securities with a fair value of $539,787 and $539,235, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $500,000 at both of the respective dates. The deposited securities are included in fixed maturities on the Company’s Consolidated Balance Sheets.

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

Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at a point in time is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, specifically in “Note 3 — Fair Value of Financial Instruments”.

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At March 31, 2015, these Level 3 invested assets comprised 2.1% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2015
Financial Assets
Investments
Fixed maturities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$541,360	$541,360	$-	$541,360	$-
Other, including
U.S. Treasury securities	576,469	576,469	17,995	558,474	-
Municipal bonds	1,685,086	1,685,086	-	1,671,201	13,885
Foreign government bonds	65,081	65,081	-	65,081	-
Corporate bonds	2,841,062	2,841,062	10,369	2,758,415	72,278
Other mortgage-backed securities	1,356,741	1,356,741	-	1,284,147	72,594
Total fixed maturities	7,065,799	7,065,799	28,364	6,878,678	158,757
Equity securities	105,066	105,066	90,347	14,713	6
Short-term investments	181,004	181,004	181,004	-	-
Other investments	12,412	12,412	-	12,412	-
Totals	7,364,281	7,364,281	299,715	6,905,803	158,763
Separate Account
(variable annuity) assets (1)	1,865,240	1,865,240	1,865,240	-	-
Financial Liabilities
Other policyholder funds,
embedded derivatives	22,040	22,040	-	-	22,040

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2015. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance, January 1, 2015	$13,628	$74,717	$82,949	$171,294	$6	$171,300	$20,049
Transfers into Level 3 (2)	-	1,895	461	2,356	-	2,356	-
Transfers out of Level 3 (2)	-	-	(9,664)	(9,664)	-	(9,664)	-
Total gains or losses
Net realized gains (losses)
included in net income	-	-	-	-	-	-	(439)
Net unrealized gains (losses)
included in other
comprehensive income	380	352	3	735	-	735	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	2,964
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(123)	(4,686)	(1,155)	(5,964)	-	(5,964)	(534)
Ending balance, March 31, 2015	$13,885	$72,278	$72,594	$158,757	$6	$158,763	$22,040

Beginning balance, January 1, 2014	$2,694	$60,826	$46,009	$109,529	$6	$109,535	$-
Transfers into Level 3 (2)	10,055	-	7,109	17,164	-	17,164	-
Transfers out of Level 3 (2)	-	-	(519)	(519)	-	(519)	-
Total gains or losses
Net realized gains (losses)
included in net income	-	-	-	-	-	-	12
Net unrealized gains (losses)
included in other
comprehensive income	98	1,014	184	1,296	-	1,296	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	2,735
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(68)	(1,636)	(232)	(1,936)	-	(1,936)	-
Ending balance, March 31, 2014	$12,779	$60,204	$52,551	$125,534	$6	$125,540	$2,747

(1)	Represents embedded derivatives, all related to the Company’s fixed indexed annuity (“FIA”) products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Transfers into and out of Level 3 during the three months ended March 31, 2015 and 2014 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At March 31, 2015 and 2014, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the three months ended March 31, 2015 and 2014, realized gains/(losses) of $439 and $(12), respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held.

Note 3 - Fair Value of Financial Instruments-(Continued)

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets classified as Level 3 are subject to the control processes as described in “Note 3 — Fair Value of Financial Instruments — Investments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Generally, valuation for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as fixed maturities.

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

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2015
Financial Assets
Investments
Other investments	$145,574	$149,965	$-	$-	$149,965
Financial Liabilities
Fixed annuity contract liabilities	3,847,694	3,762,743	-	-	3,762,743
Policyholder account balances on
interest-sensitive life contracts	77,051	81,079	-	-	81,079
Other policyholder funds	585,582	585,582	-	500,111	85,471
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,955	207,315	207,315	-	-
Other liabilities, repurchase
agreement obligations	-	-	-	-	-

December 31, 2014
Financial Assets
Investments
Other investments	$145,409	$149,792	$-	$-	$149,792
Financial Liabilities
Fixed annuity contract liabilities	3,774,457	3,691,123	-	-	3,691,123
Policyholder account balances on
interest-sensitive life contracts	77,415	81,461	-	-	81,461
Other policyholder funds	586,689	586,689	-	500,080	86,609
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,939	209,495	209,495	-	-
Other liabilities, repurchase
agreement obligations	-	-	-	-	-

Note 4 - Debt

Indebtedness outstanding was as follows:

	March 31,	December 31,
	2015	2014
Short-term debt:
Bank Credit Facility, expires July 30, 2019	$38,000	$38,000
Long-term debt, current and noncurrent (1):
6.05% Senior Notes, due June 15, 2015. Aggregate
principal amount of $75,000 less unaccrued discount
of $5 and $11 (6.1% imputed rate)	74,995	74,989
6.85% Senior Notes, due April 15, 2016. Aggregate
principal amount of $125,000 less unaccrued discount
of $40 and $50 (6.9% imputed rate)	124,960	124,950
Total	$237,955	$237,939

(1)	The Company designates debt obligations as “long-term” based on maturity date at issuance.

The Credit Agreement with Financial Institutions (“Bank Credit Facility”), 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Universal Shelf Registration

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC on March 12, 2015. The registration statement, which registered the offer and sale by the Company from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 12, 2015. Unless withdrawn by the Company earlier, this registration statement will remain effective through March 12, 2018. No securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q. In addition to the Form S-3 entry to the capital markets, HMEC met the requirements of a “well-known seasoned issuer”, as defined by the SEC, as of December 31, 2014.

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Three months ended March 31, 2015
Premiums written and contract deposits	$311,047	$6,124	$812	$305,735
Premiums and contract charges earned	185,196	6,315	858	179,739
Benefits, claims and settlement expenses	115,840	2,570	749	114,019

Three months ended March 31, 2014
Premiums written and contract deposits	$266,437	$6,631	$469	$260,275
Premiums and contract charges earned	181,733	6,893	563	175,403
Benefits, claims and settlement expenses	114,877	3,445	556	111,988

Note 6 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments were as follows:

	March 31,	December 31,
	2015	2014
Outstanding commitments to:
Purchase investments	$29,856	$39,689
Lend funds under bridge loans	10,381	10,567
Total	$40,237	$50,256

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

	Three Months Ended
	March 31,
	2015	2014

Insurance premiums and contract charges earned
Property and casualty	$146,749	$143,892
Annuity	6,223	5,924
Life	26,767	25,587
Total	$179,739	$175,403

Net investment income
Property and casualty	$9,433	$9,285
Annuity	56,392	55,857
Life	17,708	18,134
Corporate and other	6	2
Intersegment eliminations	(226)	(234)
Total	$83,313	$83,044

Net income (loss)
Property and casualty	$17,623	$14,027
Annuity	12,510	12,239
Life	3,385	3,882
Corporate and other	757	(1,782)
Total	$34,275	$28,366

	March 31,	December 31,
	2015	2014
Assets
Property and casualty	$1,144,361	$1,107,962
Annuity	6,898,018	6,683,473
Life	1,918,822	1,858,150
Corporate and other	140,578	155,678
Intersegment eliminations	(27,360)	(36,736)
Total	$10,074,419	$9,768,527

NOTE 8 - Derivative Instruments

In February 2014, the Company began offering fixed indexed annuity (“FIA”) products, which are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index. When fixed indexed annuity deposits are received, a portion of the deposit is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to fixed indexed annuity contractholders. For the Company, substantially all such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with the change in fair value included in Net Realized Investment Gains (Losses), a component of revenues, in the Consolidated Statements of Operations. The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open positions. On the respective anniversary dates of the indexed deposits, the index used to compute the annual index credit is reset and new one-year call options are purchased to fund the next annual index credit. The cost of these purchases is managed through the terms of the fixed indexed annuities, which permit changes to index return caps, participation rates and/or asset fees, subject to guaranteed minimums on each contract’s anniversary date. By adjusting the index return caps, participation rates or asset fees, crediting rates generally can be managed except in cases where the contractual features would prevent further modifications.

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

	March 31,	December 31,
	2015	2014
Assets
Derivative instruments, included in Short-term
and Other Investments	$2,412	$2,458

Liabilities
Fixed indexed annuities - embedded derivatives,
included in Other Policyholder Funds	22,040	20,049

The changes in fair value of derivatives included in the Consolidated Statements of Operations were as follows:

	Three Months Ended
	March 31,
	2015	2014
Change in fair value of derivatives (1):
Revenues
Net realized investment gains (losses)	$(205)	$14

Change in fair value of embedded derivatives:
Revenues
Net realized investment gains (losses)	439	(12)

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

NOTE 8 - Derivative Instruments-(Continued)

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

The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

	March 31, 2015				December 31, 2014
	Credit Rating (1)		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody’s	Amount	Value	Amount	Value

Bank of America, N.A.	A	A2	$7,800	$203	$8,700	$439
Barclays Bank PLC	A	A2	5,000	73	5,000	70
Credit Suisse International	A	A1	31,200	1,090	27,500	1,193
Societe Generale	A	A2	38,400	1,046	25,400	756

Total			$82,400	$2,412	$66,600	$2,458

(1)	As assigned by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).

As of March 31, 2015 and December 31, 2014, the Company held $2,177 and $1,955, respectively, of cash received from counterparties for derivative collateral, which is included in Other Liabilities on the Consolidated Balance Sheets. This derivative collateral limited the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $235 and $503 at March 31, 2015 and December 31, 2014, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company's business. For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. That discussion includes factors such as:

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

For the three months ended March 31, 2015, the Company’s net income of $34.3 million increased $5.9 million compared to the prior year, led by improvements in the property and casualty segment, accompanied by an increase in realized investment gains. After tax net realized investment gains of $4.0 million were $2.9 million higher than a year earlier. For the property and casualty segment, net income of $17.6 million increased $3.6 million compared to the first quarter of 2014. The property and casualty combined ratio was 90.4% for the first quarter of 2015, a 3.3 percentage point improvement compared to 93.7% for the same period in 2014, reflecting continued improvement in current accident year non-catastrophe results for both automobile and homeowners — driven by improvements in frequency and severity loss trends. Catastrophe losses increased in the current period, representing a $2.7 million after tax decrease to net income compared to the first three months of 2014. Annuity segment net income of $12.5 million for the current period increased $0.2 million compared to the first three months of 2014, despite the pressures of the interest rate environment reflected in the 3% decrease in the net interest margin. Assets under management increased and disciplined crediting rate management continues. For the first three months of 2015 and 2014, unlocking of deferred policy acquisition costs had an immaterial impact on net income. Life segment net income of $3.4 million decreased $0.5 million compared to the first three months of 2014 primarily due to a higher level of mortality losses in the current period. In the first quarter of 2015, the Company recorded a reduction in incentive compensation expense due to the correction of an immaterial out-of-period adjustment. The majority of the cost reduction benefitted the property and casualty segment, increasing that segment’s net income by approximately $2 million and decreasing the combined ratio by approximately 2 percentage points. The benefit to the annuity and life segments was approximately $0.5 million after tax for each segment. See also “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation”.

Premiums written and contract deposits increased 17% compared to the first three months of 2014 primarily due to an increase in the amount of annuity deposits received in the current period, as well as the favorable premium impact from increases in average premium per policy for both homeowners and automobile. Annuity deposits received were 42% greater than the prior year, including amounts related to the Company’s 401(k) group annuity contract as further explained in “Results of Operations — Insurance Premiums and Contract Charges”. Excluding this item, consolidated and annuity segment growth were 9% and 20%, respectively. Property and casualty segment premiums written increased 2% compared to the prior year. Life segment insurance premiums and contract deposits also increased 2% compared to the first quarter of 2014.

The Company’s book value per share was $34.28 at March 31, 2015, an increase of 16% compared to 12 months earlier. This increase reflected net income for the trailing 12 months and an increase in net unrealized investment gains due to lower yields on intermediate and long maturity U.S. Treasury securities and narrower credit spreads across most asset classes, the combination of which resulted in an increase in net unrealized gains for the Company’s holdings of fixed income and equity securities. At March 31, 2015, book value per share excluding investment fair value adjustments was $26.13, representing an 8% increase compared to 12 months earlier.

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

Compared to December 31, 2014, at March 31, 2015 there were no material changes to the accounting policies for the areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

	Three Months Ended		Change From
	March 31,		Prior Year
	2015	2014	Percent	Amount
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property & casualty (1)	$140.5	$137.2	2.4%	$3.3
Annuity deposits	142.0	100.3	41.6%	41.7
Life	23.2	22.8	1.8%	0.4
Total	$305.7	$260.3	17.4%	$45.4

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property & casualty (1)	$146.7	$143.9	1.9%	$2.8
Annuity	6.2	5.9	5.1%	0.3
Life	26.8	25.6	4.7%	1.2
Total	$179.7	$175.4	2.5%	$4.3

(1)	Includes voluntary business and an immaterial amount of involuntary business. Voluntary business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines. Involuntary business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Number of Policies and Contracts in Force

(actual counts)

	March 31,	December 31,	March 31,
	2015	2014	2014
Property and casualty (voluntary)
Automobile	480,428	480,702	479,657
Property	227,773	229,072	234,102
Total	708,201	709,774	713,759
Annuity	204,143	202,572	195,598
Life	200,915	200,867	200,422

For the first three months of 2015, the Company’s premiums written and contract deposits of $305.7 million increased $45.4 million, or 17.4%, compared to the prior year, reflecting growth in each of the Company’s three segments, led by the annuity segment. Current period changes in the Company’s employee retirement savings plans led to $22.0 million of the $45.4 million increase; consolidated and annuity segment growth were 9.0% and 19.6%, respectively, excluding this item. The Company’s premiums and contract charges earned increased $4.3 million, or 2.5%, compared to the prior year, primarily due to increases in average premium per policy for both homeowners and automobile.

Total property and casualty premiums written increased 2.4%, or $3.3 million, in the first three months of 2015, compared to the prior year. Average written premium per policy for both automobile and homeowners increased compared to the prior year, with the impact partially offset by a reduced level of homeowners policies in force in the current period. For 2015, the Company’s full year rate plan anticipates mid-single digit average rate increases (including states with no rate actions) for both automobile and homeowners; average approved rate changes during the first three months of 2015 were consistent with those plans at 4% for automobile and 5% for homeowners.

Based on policies in force, the current year voluntary automobile 12 month retention rate for new and renewal policies was 84.9% compared to 84.6% at March 31, 2014. The property 12 month new and renewal policy retention rate was 87.7% at March 31, 2015 compared to 88.9% at March 31, 2014. Although the property retention rate is modestly lower than 12 months earlier, the 2015 retention rates have been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans, particularly for voluntary automobile business.

Voluntary automobile premiums written increased 3.6%, or $3.4 million, compared to the first quarter of 2014. In the first quarter of 2015, the average written premium per policy and average earned premium per policy each increased approximately 3% compared to a year earlier, which was augmented by the modest increase in policies in force. The number of educator policies increased more than the total policy count over the period and represented approximately 85% of the voluntary automobile policies in force at March 31, 2015 and 84% at both December 31, 2014 and March 31, 2014.

Homeowners premiums written decreased 1.0%, or $0.4 million, compared to the first quarter of 2014. The average written premium per policy and average earned premium per policy increased approximately 3% and 5%, respectively, in the first quarter of 2015 compared to a year earlier. In addition, reduced catastrophe reinsurance costs benefitted the current period by approximately $0.5 million. The number of educator policies declined less than the total homeowners policy count and represented approximately 81% of the homeowners policies in force at March 31, 2015, compared to approximately 80% and 79% at December 31, 2014 and March 31, 2014, respectively. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products. In 2014 the Company initiated a program to further address homeowners profitability and hurricane exposure issues in Florida. The Company identified for non-renewal about 4,800 policies, approximately 95% of its December 31, 2013 Florida book of property business, starting with June 2014 policy effective dates. As of March 31, 2015, approximately 4,200 of the policies in the non-renewal program had been terminated, with the remainder expected to terminate in the second quarter of 2015. While this program is impacting the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners longer-term underwriting results. The Company continues to write policies for tenants in Florida. The Company also has authorized its agents to write certain third-party vendors’ homeowners policies in Florida.

For the three months ended March 31, 2015, total annuity deposits received increased 41.6%, or $41.7 million, compared to the prior year, including a 54.6% increase in recurring deposit receipts and a 30.9% increase in single premium and rollover deposit receipts. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by Horace Mann’s employees into the Company’s 401(k) group annuity contract. And, included in the current period increase is $22.0 million attributable to changes in the Company’s employee retirement saving plans, representing 22.0 percentage points of the first quarter increase. The majority of the $22.0 million 401(k) related increase was due to employees’ elections to rollover amounts from a previously terminated, fully funded defined contribution plan third-party investment vehicle into their 401(k) accounts. The Company’s employee retirement savings plans are described in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Note that deposits into the Company’s employee 401(k) group annuity contract are not reported as “sales”.

As further described in “Sales” below, the Company’s fixed indexed annuity contract contributed to the favorable result in 2015. In the first three months of 2015, new deposits to fixed accounts of $94.9 million increased 40.0%, or $27.1 million, and new deposits to variable accounts of $47.1 million increased 44.9%, or $14.6 million, compared to the prior year.

Total annuity accumulated value on deposit of $5.8 billion at March 31, 2015 increased 7.7% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention and financial market performance. Accumulated value retention for the variable annuity option was 93.9% and 94.1% for the 12 month periods ended March 31, 2015 and 2014, respectively; fixed annuity retention was 94.5% and 95.1% for the respective periods.

Variable annuity accumulated balances of $1.9 billion at March 31, 2015 increased 6.9% compared to March 31, 2014, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 5.1%, or $0.3 million, compared to the first three months of 2014.

Life segment premiums and contract deposits for the first three months of 2015 increased 1.8%, or $0.4 million, compared to the prior year, primarily due to the favorable impact of new business growth. The ordinary life insurance in force lapse ratio was 4.0% for the 12 months ended March 31, 2015 compared to 4.2% for the 12 months ended March 31, 2014.

Sales

For the first three months of 2015, property and casualty new annualized sales premiums increased 5.8% compared to the first quarter of 2014, as 7.0% growth in new automobile sales was accompanied by homeowners sales which were equal to the prior year. The level of homeowners sales reflected continued risk mitigation initiatives disclosed above.

For sales by Horace Mann’s agency force, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years resulting in a 34.8% increase compared to the first quarter of 2014. Sales from the independent agent distribution channel, which represent approximately 10% of total annuity sales and are largely single premium and rollover annuity deposits, decreased 3.2% compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels increased 29.3% compared to the three months ended March 31, 2014, led by sales of the Company’s fixed indexed annuity product as described below. Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 18.2% compared to the first quarter of 2014, and single premium and rollover deposits increased 31.0% compared to the prior year. In February 2014, the Company expanded its annuity product portfolio by introducing a fixed indexed annuity contract. This new product has been well received by the Company’s customers and represented approximately one-third of total annuity sales for the first three months of 2015, largely single premium and rollover deposits. Previously, the Company had entered into third-party vendor agreements to offer an indexed annuity product underwritten by the third parties.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, has contributed to the increase in sales of proprietary life products. For the current period, sales of Horace Mann’s proprietary life insurance products totaled $1.9 million, representing an increase of 11.8%, compared to the prior year.

Distribution System

At March 31, 2015, there was a combined total of 729 Exclusive Agencies and Employee Agents, compared to 755 at December 31, 2014 and 722 at March 31, 2014. The Company continues to expect higher quality standards for agents and agencies focused on improving both customer experiences and agent productivity. The dedicated sales force is supported by the Company’s Customer Contact Center.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 443 authorized agents at March 31, 2015. During the first three months of 2015, this channel generated $9.0 million in annualized new annuity sales for the Company compared to $9.3 million for the first quarter of 2014, with the new business primarily comprised of single and rollover deposit business in both periods.

Net Investment Income

For the three months ended March 31, 2015, pretax investment income of $83.3 million increased 0.4%, or $0.3 million, (0.4%, or $0.2 million, after tax) compared to the prior year. The slight increase reflected growth in the size of the average investment portfolio on an amortized cost basis and continued strong performance in the fixed maturity and alternative investment portfolios, nearly offset by a decline in the average portfolio yield. Average invested assets increased 6.1% over the 12 months ended March 31, 2015. The average pretax yield on the investment portfolio was 5.16% (3.47% after tax) for the first three months of 2015, compared to the pretax yield of 5.47% (3.67% after tax) a year earlier. During the first three months of 2015, management continued to identify and secure investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses

For the first three months of 2015, net realized investment gains (pretax) were $6.1 million compared to realized investment gains of $1.7 million in the prior year’s first quarter. The net gains and losses in both periods were realized primarily from ongoing investment portfolio management activity.

For the first quarter of 2015, the Company’s net realized investment gains of $6.1 million included $8.9 million of gross gains realized on security sales and calls partially offset by $0.5 million of realized losses on securities that were disposed of during the quarter and $2.3 million of impairment charges recorded largely on energy sector securities.

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

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2014, yields on intermediate and long maturity U.S. Treasury securities decreased and credit spreads were narrower across most asset classes during the first three months of 2015, the combination of which resulted in an increase in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

	March 31, 2015
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	82	$537.4	$490.4	$47.0
Energy	69	279.8	253.5	26.3
Insurance	46	244.1	210.2	33.9
Utilities	37	203.9	172.0	31.9
Real estate	36	182.7	169.4	13.3
Technology	35	166.4	158.0	8.4
Transportation	28	158.9	147.4	11.5
Telecommunications	25	144.0	132.6	11.4
Broadcasting and Media	32	135.4	117.5	17.9
Metal and Mining	18	121.1	116.8	4.3
All Other Corporates (1)	198	667.4	615.0	52.4
Total corporate bonds	606	2,841.1	2,582.8	258.3
Mortgage-backed securities
U.S. Government and federally sponsored agencies	380	541.3	481.7	59.6
Commercial (2)	53	187.8	180.9	6.9
Other	23	41.4	38.0	3.4
Municipal bonds (3)	526	1,685.1	1,489.3	195.8
Government bonds
U.S.	9	576.5	544.9	31.6
Foreign	10	65.1	57.1	8.0
Collateralized debt obligations (4)	97	555.1	550.1	5.0
Asset-backed securities	101	572.4	554.5	17.9
Total fixed maturity securities	1,805	$7,065.8	$6,479.3	$586.5

Equity securities
Non-redeemable preferred stocks	11	$18.5	$18.7	$(0.2)
Common stocks	159	66.3	61.2	5.1
Closed-end fund	1	20.3	20.0	0.3
Total equity securities	171	$105.1	$99.9	$5.2

Total	1,976	$7,170.9	$6,579.2	$591.7

(1)	The All Other Corporates category contains 19 additional industry classifications. Health care, consumer products, food and beverage, retail, natural gas, and gaming represented $476.7 million of fair value at March 31, 2015, with the remaining 13 classifications each representing less than $33 million.
(2)	At March 31, 2015, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(3)	Holdings are geographically diversified, approximately 49% are tax-exempt and 80% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at March 31, 2015.
(4)	Based on fair value, 96.8% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2015.

At March 31, 2015, the Company’s diversified fixed maturity securities portfolio consisted of 2,251 investment positions, issued by 1,805 entities, and totaled approximately $7.1 billion in fair value. This portfolio was 96.2% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At March 31, 2015, 95.3% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	Percent of Portfolio
	Fair Value		March 31, 2015
	December 31,	March 31,	Fair	Amortized
	2014	2015	Value	Cost or Cost
Fixed maturity securities
AAA	6.8%	7.0%	$492.4	$469.7
AA (2)	36.5	36.1	2,551.1	2,322.3
A	24.5	25.7	1,816.8	1,638.7
BBB	28.5	27.4	1,937.2	1,778.7
BB	1.9	1.9	133.3	132.9
B	1.4	1.6	111.9	114.1
CCC or lower	0.1	-	3.6	3.6
Not rated (3)	0.3	0.3	19.5	19.3
Total fixed maturity securities	100.0%	100.0%	$7,065.8	$6,479.3
Equity securities
AAA	-	-	-	-
AA	3.7%	-	-	-
A	-	-	-	-
BBB	33.2	35.5%	$37.3	$37.2
BB	1.4	1.4	1.5	1.5
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated (4)	61.7	63.1	66.3	61.2
Total equity securities	100.0%	100.0%	$105.1	$99.9

Total			$7,170.9	$6,579.2

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At March 31, 2015, the AA rated fair value amount included $576.5 million of U.S. Government and federally sponsored agency securities and $541.4 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)	This category represents private placement securities not rated by either S&P or Moody's.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At March 31, 2015, the fixed maturity securities and equity securities portfolios had a combined $22.2 million pretax of gross unrealized losses on $661.0 million fair value related to 251 positions. Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 12 were trading below 80% of book value at March 31, 2015 and were not considered other-than-temporarily impaired. These positions had fair value of $25.2 million, representing 0.3% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $11.3 million.

The Company views the unrealized losses of all of the securities at March 31, 2015 as temporary. Therefore, no impairment of these securities was recorded at March 31, 2015. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Three Months Ended		Change From
	March 31,		Prior Year
	2015	2014	Percent	Amount

Property and casualty	$95.2	$95.0	0.2%	$0.2
Annuity	0.3	0.4	-25.0%	(0.1)
Life	18.5	16.6	11.4%	1.9
Total	$114.0	$112.0	1.8%	$2.0

Property and casualty catastrophe losses, included above	$10.5	$6.3	66.7%	$4.2

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended
	March 31,
	2015	2014
Incurred claims and claim expenses:
Claims occurring in the current year	$99.2	$99.0
Decrease in estimated reserves for claims occurring in prior years	(4.0)	(4.0)
Total claims and claim expenses incurred	$95.2	$95.0

Property and casualty loss ratio:
Total	64.9%	66.0%
Effect of catastrophe costs, included above	7.1%	4.4%
Effect of prior years’ reserve development, included above	-2.7%	-2.8%

For the three months ended March 31, 2015, the Company’s benefits, claims and settlement expenses increased $2.0 million, or 1.8%, compared to the prior year primarily reflecting an increase in life mortality costs. Variability in the Company’s life mortality experience is not unexpected considering the size of Horace Mann’s life insurance in force. In the first quarter of 2015, the Company’s total property and casualty non-catastrophe current accident year loss ratio of 60.5% improved compared to the 64.4% in the prior year due to improvements in both frequency and severity.

The current period favorable development of prior years’ property and casualty reserves of $4.0 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2014 loss reserve estimate and was primarily for accident years 2013 and prior and predominantly the result of favorable severity trends in both automobile and homeowners loss emergence.

For the three months ended March 31, 2015, the automobile loss ratio of 67.7% decreased by 0.2 percentage points compared to the prior year, including (1) the favorable impacts of lower current accident year non-catastrophe losses for 2015 and rate actions taken in recent years partially offset by (2) development of prior years’ reserves that had a 1.9 percentage point less favorable impact in the current year. The homeowners loss ratio of 59.3% for the three months ended March 31, 2015 decreased 3.1 percentage points compared to a year earlier, including a 3.6 percentage point decrease due to favorable development of prior years’ reserves recorded in 2015. Catastrophe costs represented 20.7 percentage points of the homeowners loss ratio for the current period compared to 12.5 percentage points for the prior year period.

Interest Credited to Policyholders

	Three Months Ended		Change From
	March 31,		Prior Year
	2015	2014	Percent	Amount

Annuity	$33.5	$32.3	3.7%	$1.2
Life	11.0	10.8	1.9%	0.2
Total	$44.5	$43.1	3.2%	$1.4

Compared to the first three months of 2014, the current period increase in annuity segment interest credited reflected a 7.8% increase in average accumulated fixed deposits, partially offset by a 9 basis point decline in the average annual interest rate credited to 3.58%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spreads for the three months ended March 31, 2015 and 2014 were 194 basis points and 214 basis points, respectively. While the current period net interest spread continued to reflect solid investment portfolio performance and disciplined crediting rate management, it decreased due to pressures of the low interest rate environment.

As of March 31, 2015, fixed annuity account values totaled $4.0 billion, including $3.7 billion of deferred annuities. As shown in the table below, for approximately 86%, or $3.2 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed-income securities. The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $600 million of the annuity segment and life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk. As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $2.3 million in year one and $6.8 million in year two, further reducing the net interest spread by approximately 5 basis points and 15 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of March 31, 2015 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.25 million and $0.35 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	March 31, 2015
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	19.8%	$734.8	38.1%	8.7%	$279.7
Equal to 2% but less than 3%	8.2	306.5	81.3%	7.8	249.2
Equal to 3% but less than 4%	15.2	564.5	99.0%	17.5	558.8
Equal to 4% but less than 5%	55.3	2,053.8	100.0%	64.2	2,053.7
5% or higher	1.5	56.5	100.0%	1.8	56.5
Total	100.0%	$3,716.1	86.1%	100.0%	$3,197.9

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $23.7 million for the first three months of 2015 compared to $23.0 million for the same period in 2014 with the increase largely attributable to the property and casualty segment reflecting the recent growth in premiums and related commissions. At both March 31, 2015 and 2014, the unlocking of annuity and life deferred policy acquisition costs resulted in an immaterial impact on amortization.

Operating Expenses

For the first three months of 2015, operating expenses of $35.9 million decreased $4.0 million, or 10.0%, compared to the same period in the prior year. The current period expenses reflected a reduction in incentive compensation expense with the majority of the cost reduction benefitting the property and casualty segment. See also “Note 1 — Basis of Presentation”. Excluding this item, the current period expense level was consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

The property and casualty expense ratio of 25.5% for the three months ended March 31, 2015 decreased 2.2 percentage points compared to the prior year expense ratio of 27.7%, consistent with management’s expectations for the current period excluding the 1.5 percentage point impact of the current period incentive compensation expense reduction.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 29.1% and 28.5% for the three months ended March 31, 2015 and 2014, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.7 and 7.1 percentage points for the three months ended March 31, 2015 and 2014, respectively.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2015, the Company’s federal income tax returns for years prior to 2011 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended March 31, 2015, the Company’s net income of $34.3 million represented an increase of $5.9 million compared to the prior year driven by improvement in insurance results. In addition, the increase included a $2.9 million increase in after tax net realized investment gains. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

	Three Months Ended		Change From
	March 31,		Prior Year
	2015	2014	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$17.6	$14.0	25.7%	$3.6
Annuity	12.5	12.3	1.6%	0.2
Life	3.4	3.9	-12.8%	(0.5)
Corporate and other (1)	0.8	(1.8)	N.M.	2.6
Net income	$34.3	$28.4	20.8%	$5.9

Effect of catastrophe costs, after tax, included above	$(6.8)	$(4.1)	65.9%	$(2.7)
Effect of realized investment gains, after tax, included above	$4.0	$1.1	N.M.	$2.9

Diluted:
Net income per share	$0.81	$0.67	20.9%	$0.14
Weighted average number of shares and equivalent shares (in millions)	42.3	42.3	-	-

Property and casualty combined ratio:
Total	90.4%	93.7%	N.M.	-3.3%
Effect of catastrophe costs, included above	7.1%	4.4%	N.M.	2.7%
Effect of prior years’ reserve development, included above	-2.7%	-2.8%	N.M.	0.1%

N.M. – Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss, as was the case for the periods shown above.

Return on average shareholders’ equity based on net income was 8.4% and 9.8% for the trailing 12 months ended March 31, 2015 and 2014, respectively.

Outlook for 2015

At the time of this Quarterly Report on Form 10-Q, management estimates that 2015 full year net income before realized investment gains and losses will be within a range of $2.15 to $2.35 per diluted share. This projection incorporates the Company’s results for 2014 and anticipates continued modest improvement in the underlying property and casualty combined ratio, somewhat offset by a lower amount of favorable prior years’ reserve development, investment interest rate pressure and continued strategic investments in the Company’s operations through infrastructure and technology initiatives. Management anticipates interest rates to remain low in 2015 and, compared to 2014, expects the Company’s overall portfolio yield to decline by approximately 20 basis points over the course of 2015, impacting each of the three business segments. Property and casualty segment written premium is anticipated to increase, primarily as a result of planned rate actions but also reflecting continued growth in automobile new business. In addition to automobile and property rate actions and an assumption of a more modest level of favorable prior years’ reserve development, the 2015 projection reflects continued underwriting actions, reinsurance cost savings, an assumption that non-catastrophe weather-related losses will be lower than in 2014 and an anticipated expense ratio that is comparable to 2014, despite continued infrastructure and technology initiatives. Excluding the impact of the unlocking of deferred policy acquisition costs, 2015 annuity segment net income is anticipated to be slightly lower than full year 2014, as growth in assets under management and the anticipated positive spread contribution of new business are expected to nearly offset the anticipated decline in the overall net interest spread. For the life segment, net income is anticipated to be modestly lower than 2014 with the assumptions that mortality will be consistent with modeled levels, net investment income will experience pressure as a result of reinvestment rate assumptions and expenses will increase $1 million to $2 million related to the Company’s multi-year infrastructure and technology investments.

As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s estimate above. Additionally, see “Forward-looking Information” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2015 and 2014, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2015, net cash provided by operating activities increased compared to the same period in 2014, largely due to an increase in investment income received in the current period.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2015 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $90 million, of which $13 million was paid during the three months ended March 31, 2015. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 8 — Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company’s annuity business produced net positive cash flows in the first three months of 2015. For the three months ended March 31, 2015, receipts from annuity contracts increased $41.7 million, or 41.6%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net of transfers from variable annuity accumulated cash values increased $12.7 million, or 16.1%, compared to the prior year.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (the “NAIC”). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in “Notes to Consolidated Financial Statements — Note 8 — Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The total capital of the Company was $1,647.8 million at March 31, 2015, including $200.0 million of long-term debt, current and non-current, and $38.0 million of short-term debt outstanding. Total debt represented 18.1% of total capital excluding unrealized investment gains and losses (14.4% including unrealized investment gains and losses) at March 31, 2015, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,409.8 million at March 31, 2015, including a net unrealized gain in the Company’s investment portfolio of $335.1 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $1,406.4 million and $34.20, respectively, at March 31, 2015. Book value per share was $34.28 at March 31, 2015 ($26.13 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at March 31, 2015 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $10.7 million for the three months ended March 31, 2015. In March 2015, the Board of Directors announced regular quarterly dividends of $0.25 per share.

During the first three months of 2015, the Company repurchased 23,500 shares of its common stock, or less than 0.1 percent of the outstanding shares on December 31, 2014, at an aggregate cost of $0.7 million, or an average price per share of $30.44 under its $50.0 million share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Common Stock Equivalents” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The repurchase of shares was financed through use of cash. As of March 31, 2015, $22.2 million remained authorized for future share repurchases.

As of March 31, 2015, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.098%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. In addition to its access to the capital markets to refinance this indebtedness, as disclosed below, the Company’s Bank Credit Facility had unused capacity as of March 31, 2015. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of March 31, 2015, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of March 31, 2015, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%, which totaled 1.33%, as of March 31, 2015). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2015. During the three months ended March 31, 2015, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC on March 12, 2015. The registration statement, which registers the offer and sale by the Company from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was declared effective on March 12, 2015. Unless withdrawn by the Company earlier, this registration statement will remain effective through March 12, 2018. No securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q. In addition to this Form S-3 entry to the capital markets, HMEC met the requirements of a “well-known seasoned issuer”, as defined by the SEC, as of December 31, 2014.

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

Assigned ratings as of April 30, 2015 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In February 2015, A.M. Best affirmed the ratings and ratings outlook as shown below, after having revised the ratings outlook for the Company’s property and casualty insurance subsidiaries to “positive” from “stable” in February 2014. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of April 30, 2015
S&P	A	(stable)	BBB	(stable)
Moody’s	A3	(stable)	Baa3	(stable)
A.M. Best
Horace Mann Life Insurance Company	A	(stable)	N.A.
HMEC’s property and casualty subsidiaries	A-	(positive)	N.A.
HMEC	N.A.		bbb	(stable)
Fitch	A	(stable)	BBB	(stable)

N.A. – Not applicable.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. Subsequent to the March 2, 2015 SEC filing of the Company’s recent Form 10-K, information received from the FHCF indicated that the Company’s maximum for the 2014-2015 contract period had been revised to $15.0 million from $15.1 million, based on the FHCF’s financial resources, with no change in the retention, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida. The FHCF contract is a one-year contract, which began on June 1, 2014.

Information regarding the reinsurance program for the Company’s life segment is located in “Business — Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Changes

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance does not affect the recognition and measurement of debt issuance costs and it is intended to reduce complexity for financial statement preparers. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and requires retrospective application. Early application is permitted. Management believes the adoption of this accounting guidance will not have a material effect on the results of operations or financial position of the Company.

Revenue Recognition

In May 2014, the FASB issued accounting guidance to provide a single comprehensive model in accounting for revenue arising from contracts with customers. The guidance applies to all contracts with customers; however, insurance contracts are specifically excluded. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. Early application is not permitted. Management believes the adoption of this accounting guidance will not have a material effect on the results of operations or financial position of the Company.

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

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2015 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A: Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on December 7, 2011 the Company’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended March 31, 2015, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

January 1 - 31	22,000	$30.44	22,000	$22.3 million
February 1 - 28	1,500	$30.49	1,500	$22.2 million
March 1 - 31	-	-	-	$22.2 million
Total	23,500	$30.44	23,500	$22.2 million

Item 5:	Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2015 which has not been filed with the SEC.

Item 6:	Exhibits

The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

(3)	Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(b)	Form of HMEC 6.05% Senior Notes due 2015 (included in Exhibit 4.1(a)).

4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).
47

Exhibit
No.	Description

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

Exhibit
No.	Description

10.3(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

10.3(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.
49

Exhibit
No.	Description

10.7*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries.

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants.

10.12*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.
50

Exhibit
No.	Description

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 8, 2015	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 8, 2015	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	May 8, 2015	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

52

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2015

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit
No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit
No.		Description

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.3*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

Exhibit
No.		Description

	10.3(a)*	Amendment No. 1 to the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2012.

	10.3(b)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(c)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(d)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(f)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

	10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit
No.		Description

	10.7*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.8*	Summary of HMEC Named Executive Officer Annualized Salaries.

	10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

	10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

	10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

	10.11(b)*	HMSC Executive Severance Plan Schedule A Participants.

	10.12*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

Exhibit
No.		Description

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

-5-