Form 10-Q
period 2015-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2015-08-07
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 41,167,839 shares of Common Stock, par value $0.001 per share, were outstanding, net of 23,348,132 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2015, the related consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2015 and 2014, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

August 7, 2015

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
(amortized cost 2015, $6,505,016; 2014, $6,375,237)	$6,897,058	$6,893,090
Equity securities, available for sale, at fair value
(cost 2015, $94,089; 2014, $99,904)	99,318	110,655
Short-term and other investments	388,729	399,722
Total investments	7,385,105	7,403,467
Cash	46,013	11,675
Deferred policy acquisition costs	236,176	215,082
Goodwill	47,396	47,396
Other assets	349,552	277,350
Separate Account (variable annuity) assets	1,905,298	1,813,557
Total assets	$9,969,540	$9,768,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$3,928,353	$3,774,457
Interest-sensitive life contract liabilities	798,390	792,039
Unpaid claims and claim expenses	338,744	325,784
Future policy benefits	243,801	235,775
Unearned premiums	221,846	223,413
Total policy liabilities	5,531,134	5,351,468
Other policyholder funds	609,289	606,738
Other liabilities	379,178	422,362
Short-term debt	113,000	38,000
Long-term debt, current and noncurrent	124,969	199,939
Separate Account (variable annuity) liabilities	1,905,298	1,813,557
Total liabilities	8,662,868	8,432,064
Preferred stock, $0.001 par value, authorized
1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares;
issued, 2015, 64,510,462; 2014, 64,245,048	65	64
Additional paid-in capital	437,837	422,232
Retained earnings	1,094,405	1,065,318
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities
and equity securities	223,786	297,554
Net funded status of pension and other postretirement
benefit obligations	(12,953)	(12,953)
Treasury stock, at cost, 2015, 23,331,930 shares;
2014, 23,308,430 shares	(436,468)	(435,752)
Total shareholders’ equity	1,306,672	1,336,463
Total liabilities and shareholders’ equity	$9,969,540	$9,768,527

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues
Insurance premiums and
contract charges earned	$182,376	$179,138	$362,115	$354,541
Net investment income	83,995	81,405	167,308	164,449
Net realized investment gains	1,413	3,463	7,481	5,162
Other income	686	737	1,685	1,856

Total revenues	268,470	264,743	538,589	526,008

Benefits, losses and expenses
Benefits, claims and settlement expenses	132,939	127,158	246,958	239,146
Interest credited	45,350	43,730	89,887	86,817
Policy acquisition expenses amortized	24,007	22,517	47,691	45,550
Operating expenses	40,036	39,211	75,964	79,158
Interest expense	3,406	3,546	6,958	7,092

Total benefits, losses and expenses	245,738	236,162	467,458	457,763

Income before income taxes	22,732	28,581	71,131	68,245
Income tax expense	6,549	8,129	20,673	19,427

Net income	$16,183	$20,452	$50,458	$48,818

Net income per share
Basic	$0.39	$0.49	$1.20	$1.18
Diluted	$0.38	$0.48	$1.19	$1.16

Weighted average number of shares
and equivalent shares (in thousands)
Basic	41,990	41,432	42,001	41,343
Diluted	42,425	42,310	42,366	42,213

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(14,969)	$(452)	$(17,258)	$(452)
Portion of losses recognized in other
comprehensive income	(4,300)	-	(4,300)	-
Net other-than-temporary
impairment losses on
securities recognized in earnings	(10,669)	(452)	(12,958)	(452)
Realized gains, net	12,082	3,915	20,439	5,614
Total	$1,413	$3,463	$7,481	$5,162

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Comprehensive income (loss)
Net income	$16,183	$20,452	$50,458	$48,818
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(111,346)	70,157	(73,768)	147,565
Change in net funded status of pension and other postretirement benefit obligations	-	-	-	-
Other comprehensive income (loss)	(111,346)	70,157	(73,768)	147,565
Total	$(95,163)	$90,609	$(23,310)	$196,383

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended
	June 30,
	2015	2014

Common stock, $0.001 par value
Beginning balance	$64	$64
Options exercised, 2015, 74,233 shares;
2014, 382,956 shares	-	-
Conversion of common stock units,
2015, 8,293 shares; 2014, 10,834 shares	-	-
Conversion of restricted stock units,
2015, 182,888 shares; 2014, 91,353 shares	1	-
Ending balance	65	64

Additional paid-in capital
Beginning balance	422,232	407,056
Options exercised and conversion of common stock
units and restricted stock units	11,674	10,301
Share-based compensation expense	3,931	635
Ending balance	437,837	417,992

Retained earnings
Beginning balance	1,065,318	1,000,312
Net income	50,458	48,818
Cash dividends, 2015, $0.50 per share; 2014, $0.46 per share	(21,371)	(19,614)
Ending balance	1,094,405	1,029,516

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	284,601	122,214
Change in net unrealized gains and losses on
fixed maturities and equity securities	(73,768)	147,565
Change in net funded status of pension and
other postretirement benefit obligations	-	-
Ending balance	210,833	269,779

Treasury stock, at cost
Beginning balance, 2015, 23,308,430 shares;
2014, 23,117,554 shares	(435,752)	(430,341)
Acquisition of shares, 2015, 23,500 shares;
2014, 136,976 shares	(716)	(3,867)
Ending balance, 2015, 23,331,930 shares;
2014, 23,254,530 shares	(436,468)	(434,208)

Shareholders’ equity at end of period	$1,306,672	$1,283,143

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows - operating activities
Premiums collected	$352,825	$351,404
Policyholder benefits paid	(257,606)	(242,035)
Policy acquisition and other operating expenses paid	(138,303)	(135,428)
Federal income taxes paid	(18,143)	(17,363)
Investment income collected	167,738	161,033
Interest expense paid	(6,837)	(7,005)
Other	(1,364)	(2,490)

Net cash provided by operating activities	98,310	108,116

Cash flows - investing activities
Fixed maturities
Purchases	(707,886)	(657,797)
Sales	246,521	99,249
Maturities, paydowns, calls and redemptions	287,764	177,370
Purchase of other invested assets	(15,809)	-
Net cash provided by short-term and other investments	35,010	139,984

Net cash used in investing activities	(154,400)	(241,194)

Cash flows - financing activities
Dividends paid to shareholders	(21,371)	(19,614)
Principal borrowings on Bank Credit Facility	75,000	-
Maturity of Senior Notes due 2015	(75,000)	-
Acquisition of treasury stock	(716)	(3,867)
Exercise of stock options	1,557	7,262
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	282,897	218,331
Benefits, withdrawals and net transfers to
Separate Account (variable annuity) assets	(178,557)	(159,680)
Life policy accounts
Deposits	435	476
Withdrawals and surrenders	(1,995)	(2,410)
Cash received related to repurchase agreements	-	114,083
Change in bank overdrafts	8,178	5,011

Net cash provided by financing activities	90,428	159,592

Net increase in cash	34,338	26,514

Cash at beginning of period	11,675	18,189

Cash at end of period	$46,013	$44,703

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015 and 2014

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2015, the consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and the consolidated changes in shareholders’ equity and cash flows for the six months ended June 30, 2015 and 2014. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Basis of Presentation-(Continued)

In the six months ended June 30, 2015 (specifically, in the first quarter), the Company recorded a reduction in incentive compensation expense due to an immaterial out-of-period correction of an error related to the valuation of restricted stock units. The $3,012 after tax adjustment increased net income for each of the segments as follows: property and casualty, $2,056; annuity, $519; and life, $437.

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

	Unrealized Gains
	and Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, April 1, 2015	$335,132	$(12,953)	$322,179
Other comprehensive income (loss)
before reclassifications	(110,185)	-	(110,185)
Amounts reclassified from accumulated
other comprehensive income (loss)	(1,161)	-	(1,161)
Net current period other
comprehensive income (loss)	(111,346)	-	(111,346)
Ending balance, June 30, 2015	$223,786	$(12,953)	$210,833

Beginning balance, January 1, 2015	$297,554	$(12,953)	$284,601
Other comprehensive income (loss)
before reclassifications	(68,815)	-	(68,815)
Amounts reclassified from accumulated
other comprehensive income (loss)	(4,953)	-	(4,953)
Net current period other
comprehensive income (loss)	(73,768)	-	(73,768)
Ending balance, June 30, 2015	$223,786	$(12,953)	$210,833

(1)	All amounts are net of tax.
(2)	The pretax amounts reclassified from accumulated other comprehensive income (loss), $1,786 and $7,620, are included in net realized investment gains and losses and the related tax expenses, $625 and $2,667, are included in income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2015, respectively.

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

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index options contracts) to economically hedge risk associated with its fixed indexed annuity product’s contingent liabilities. The Company’s fixed indexed annuity product includes embedded derivative features that are discussed in “Note 1 — Summary of Significant Accounting Policies — Policy Liabilities for Fixed Indexed Annuities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company's investment portfolio includes no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s insurance products during the six months ended June 30, 2015 and 2014.

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
June 30, 2015
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations (2):
Mortgage-backed securities	$480,516	$48,405	$2,495	$526,426	$-
Other, including
U.S. Treasury securities	590,465	21,156	9,034	602,587	-
Municipal bonds	1,511,171	150,696	13,418	1,648,449	-
Foreign government bonds	59,500	7,190	-	66,690	-
Corporate bonds	2,470,966	186,773	15,471	2,642,268	-
Other mortgage-backed securities	1,392,398	24,761	6,521	1,410,638	(2,728)
Totals	$6,505,016	$438,981	$46,939	$6,897,058	$(2,728)

Equity securities (3)	$94,089	$8,565	$3,336	$99,318	$-

December 31, 2014
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations (2):
Mortgage-backed securities	$484,561	$52,555	$1,390	$535,726	$-
Other, including
U.S. Treasury securities	512,596	28,652	3,049	538,199	-
Municipal bonds	1,462,717	189,533	4,428	1,647,822	-
Foreign government bonds	52,552	6,984	-	59,536	-
Corporate bonds	2,608,633	237,372	11,256	2,834,749	-
Other mortgage-backed securities	1,254,178	28,772	5,892	1,277,058	2,879
Totals	$6,375,237	$543,868	$26,015	$6,893,090	$2,879

Equity securities (3)	$99,904	$14,159	$3,408	$110,655	$-

(1)	Related to securities for which an unrealized loss was bifurcated to distinguish the credit related portion and the portion driven by other market factors. Represents the amount of other-than-temporary impairment losses in AOCI which was not included in earnings; amounts also include unrealized gains/(losses) on such impaired securities relating to changes in the fair value of those securities subsequent to the impairment measurement date.
(2)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $252,549 and $302,222; Federal Home Loan Mortgage Corporation (“FHLMC”) of $435,304 and $432,432; and Government National Mortgage Association (“GNMA”) of $136,356 and $137,867 as of June 30, 2015 and December 31, 2014, respectively.
(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Compared to December 31, 2014, the decrease in net unrealized gains at June 30, 2015 was due to higher yields on U.S. Treasury securities and wider credit spreads across most asset classes, the combination of which resulted in a decrease in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

Note 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at June 30, 2015 and December 31, 2014, respectively. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2015 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of future cash flows exceeds the amortized cost bases. In addition, management expects to recover the entire cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at June 30, 2015.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$56,123	$2,287	$1,545	$208	$57,668	$2,495
Other	267,749	8,888	1,853	146	269,602	9,034
Municipal bonds	219,191	7,541	20,870	5,877	240,061	13,418
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	454,925	11,940	39,875	3,531	494,800	15,471
Other mortgage-backed securities	471,024	5,929	79,074	592	550,098	6,521
Total fixed maturity securities	1,469,012	36,585	143,217	10,354	1,612,229	46,939
Equity securities (1)	33,888	2,559	6,699	777	40,587	3,336
Combined totals	$1,502,900	$39,144	$149,916	$11,131	$1,652,816	$50,275

Number of positions with a
gross unrealized loss	514		59		573
Fair value as a percentage of
total fixed maturities and
equity securities fair value	21.5%		2.1%		23.6%

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

Note 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 82% of the gross unrealized loss as of June 30, 2015. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of June 30, 2015 and 2014 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income (loss):

	Six Months Ended
	June 30,
	2015	2014
Cumulative credit loss (1)
Beginning of period	$2,877	$4,097
New credit losses	4,998	280
Losses related to securities sold or paid down during the period	-	-
End of period	$7,875	$4,377

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

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

	Percent of Total Fair Value		June 30, 2015
	June 30,	December 31,	Fair	Amortized
	2015	2014	Value	Cost
Estimated expected maturity:
Due in 1 year or less	3.1%	4.0%	$211,874	$199,830
Due after 1 year through 5 years	23.6	23.4	1,625,073	1,532,701
Due after 5 years through 10 years	39.1	40.1	2,698,675	2,545,277
Due after 10 years through 20 years	21.3	20.1	1,471,576	1,387,929
Due after 20 years	12.9	12.4	889,860	839,279
Total	100.0%	100.0%	$6,897,058	$6,505,016

Average option-adjusted duration, in years	5.9	5.8

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fixed maturity securities
Proceeds received	$165,201	$46,309	$246,521	$99,249
Gross gains realized	10,577	2,600	12,231	4,127
Gross losses realized	(1,282)	(303)	(1,745)	(978)

Equity securities
Proceeds received	$6,840	$4,843	$20,809	$8,491
Gross gains realized	596	995	5,198	1,474
Gross losses realized	(107)	(64)	(117)	(181)

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net unrealized investment gains (losses)
on fixed maturity securities, net of tax
Beginning of period	$381,244	$238,854	$336,604	$146,489
Change in unrealized investment
gains and losses	(122,709)	80,577	(77,223)	173,802
Reclassification of net realized
investment (gains) losses
to net income	(3,708)	(1,640)	(4,554)	(2,500)
End of period	$254,827	$317,791	$254,827	$317,791

Net unrealized investment gains (losses)
on equity securities, net of tax
Beginning of period	$3,384	$5,695	$6,988	$4,618
Change in unrealized investment
gains and losses	(2,532)	2,865	(3,190)	4,178
Reclassification of net realized
investment (gains) losses
to net income	2,547	(605)	(399)	(841)
End of period	$3,399	$7,955	$3,399	$7,955

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

Net Amounts
of Assets/
		Gross	Liabilities	Gross Amounts Not Offset
		Amounts	Presented	in the Consolidated
		Offset in the	in the	Balance Sheet
		Consolidated	Consolidated		Cash
	Gross	Balance	Balance	Financial	Collateral	Net
	Amounts	Sheet	Sheet	Instruments	Received	Amount
June 30, 2015
Asset derivatives:
Free-standing derivatives	$1,946	-	$1,946	-	$2,117	$(171)

December 31, 2014
Asset derivatives:
Free-standing derivatives	2,458	-	2,458	-	1,955	503

Note 2 - Investments-(Continued)

Deposits

At June 30, 2015 and December 31, 2014, securities with a fair value of $18,377 and $18,361, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at June 30, 2015 and December 31, 2014, securities with a fair value of $537,865 and $539,235, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $500,000 at both of the respective dates. The deposited securities are included in fixed maturities on the Company’s Consolidated Balance Sheets.

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

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At June 30, 2015, these Level 3 invested assets comprised 2.5% of the Company’s total investment portfolio fair value.

	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2015
Financial Assets
Investments
Fixed maturities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$526,426	$526,426	$-	$526,426	$-
Other, including
U.S. Treasury securities	602,587	602,587	16,251	586,336	-
Municipal bonds	1,648,449	1,648,449	-	1,618,780	29,669
Foreign government bonds	66,690	66,690	-	66,690	-
Corporate bonds	2,642,268	2,642,268	10,207	2,559,337	72,724
Other mortgage-backed securities	1,410,638	1,410,638	-	1,325,938	84,700
Total fixed maturities	6,897,058	6,897,058	26,458	6,683,507	187,093
Equity securities	99,318	99,318	85,543	13,769	6
Short-term investments	117,779	117,779	117,779	-	-
Other investments	11,946	11,946	-	11,946	-
Totals	7,126,101	7,126,101	229,780	6,709,222	187,099
Separate Account
(variable annuity) assets (1)	1,905,298	1,905,298	1,905,298	-	-
Financial Liabilities
Other policyholder funds,
embedded derivatives	26,719	26,719	-	-	26,719

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the six months ended June 30, 2015. The following tables present reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance, April 1, 2015	$13,885	$72,278	$72,594	$158,757	$6	$158,763	$22,040
Transfers into Level 3 (2)	16,326	3,834	14,719	34,879	-	34,879	-
Transfers out of Level 3 (2)	-	(1,350)	-	(1,350)	-	(1,350)	-
Total gains or losses
Net realized gains (losses)
included in net income	-	-	-	-	-	-	(28)
Net unrealized gains (losses)
included in other
comprehensive income	(485)	(1,436)	(438)	(2,359)	-	(2,359)	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	4,948
Sales	-	(476)	-	(476)	-	(476)	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(57)	(126)	(2,175)	(2,358)	-	(2,358)	(241)
Ending balance, June 30, 2015	$29,669	$72,724	$84,700	$187,093	$6	$187,099	$26,719

Beginning balance, January 1, 2015	$13,628	$74,717	$82,949	$171,294	$6	$171,300	$20,049
Transfers into Level 3 (2)	16,326	5,729	15,180	37,235	-	37,235	-
Transfers out of Level 3 (2)	-	(1,350)	(9,664)	(11,014)	-	(11,014)	-
Total gains or losses
Net realized gains (losses)
included in net income	-	-	-	-	-	-	(467)
Net unrealized gains (losses)
included in other
comprehensive income	(105)	(1,084)	(435)	(1,624)	-	(1,624)	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	7,912
Sales	-	(476)	-	(476)	-	(476)	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(180)	(4,812)	(3,330)	(8,322)	-	(8,322)	(775)
Ending balance, June 30, 2015	$29,669	$72,724	$84,700	$187,093	$6	$187,099	$26,719

(1)	Represents embedded derivatives, all related to the Company’s fixed indexed annuity (“FIA”) products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Transfers into and out of Level 3 during the three and six months ended June 30, 2015 and 2014 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.
17

Note 3 - Fair Value of Financial Instruments-(Continued)

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance, April 1, 2014	$12,779	$60,204	$52,551	$125,534	$6	$125,540	$2,747
Transfers into Level 3 (2)	-	12,452	-	12,452	-	12,452	-
Transfers out of Level 3 (2)	-	-	-	-	-	-	-
Total gains or losses
Net realized gains (losses)
included in net income	-	-	(26)	(26)	-	(26)	57
Net unrealized gains (losses)
included in other
comprehensive income	337	1,546	108	1,991	-	1,991	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	4,121
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(62)	(276)	(111)	(449)	-	(449)	(10)
Ending balance, June 30, 2014	$13,054	$73,926	$52,522	$139,502	$6	$139,508	$6,915

Beginning balance, January 1, 2014	$2,694	$60,826	$46,009	$109,529	$6	$109,535	$-
Transfers into Level 3 (2)	10,056	12,452	7,109	29,617	-	29,617	-
Transfers out of Level 3 (2)	-	-	(519)	(519)	-	(519)	-
Total gains or losses
Net realized gains (losses)
included in net income	-	-	(26)	(26)	-	(26)	69
Net unrealized gains (losses)
included in other
comprehensive income	434	2,560	292	3,286	-	3,286	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	6,856
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(130)	(1,912)	(343)	(2,385)	-	(2,385)	(10)
Ending balance, June 30, 2014	$13,054	$73,926	$52,522	$139,502	$6	$139,508	$6,915

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Transfers into and out of Level 3 during the three and six months ended June 30, 2014 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At June 30, 2015 and 2014, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the three and six months ended June 30, 2015, realized gains/(losses) of $28 and $467, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three and six months ended June 30, 2014, the respective amounts were $(57) and $(69).

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

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2015
Financial Assets
Investments
Other investments	$146,988	$151,416	$-	$-	$151,416
Financial Liabilities
Fixed annuity contract liabilities	3,928,353	3,841,621	-	-	3,841,621
Policyholder account balances on
interest-sensitive life contracts	77,067	81,095	-	-	81,095
Other policyholder funds	582,570	582,570	-	500,081	82,489
Short-term debt	113,000	113,000	-	113,000	-
Long-term debt	124,969	129,750	129,750	-	-

December 31, 2014
Financial Assets
Investments
Other investments	$145,409	$149,792	$-	$-	$149,792
Financial Liabilities
Fixed annuity contract liabilities	3,774,457	3,691,123	-	-	3,691,123
Policyholder account balances on
interest-sensitive life contracts	77,415	81,461	-	-	81,461
Other policyholder funds	586,689	586,689	-	500,080	86,609
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,939	209,495	209,495	-	-

Note 4 - Debt

Indebtedness outstanding was as follows:

	June 30,	December 31,
	2015	2014
Short-term debt:
Bank Credit Facility, expires July 30, 2019	$113,000	$38,000
Long-term debt, current and noncurrent (1):
6.05% Senior Notes, due June 15, 2015. Aggregate
principal amount of $75,000 less unaccrued discount
of $0 and $11 (6.1% imputed rate)	-	74,989
6.85% Senior Notes, due April 15, 2016. Aggregate
principal amount of $125,000 less unaccrued discount
of $31 and $50 (6.9% imputed rate)	124,969	124,950
Total	$237,969	$237,939

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

Maturity of Senior Notes due 2015

On June 15, 2015, the Senior Notes due 2015 matured and the Company repaid the $75,000 aggregate principal amount utilizing $75,000 of additional borrowing under the existing Bank Credit Facility.

Debt Retirement Charges

The repayment of the Senior Notes due 2015 resulted in no pretax charges to income for the three and six months ended June 30, 2015.

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Three months ended June 30, 2015
Premiums written and contract deposits	$324,597	$6,184	$981	$319,394
Premiums and contract charges earned	187,809	6,332	899	182,376
Benefits, claims and settlement expenses	140,038	7,793	694	132,939

Three months ended June 30, 2014
Premiums written and contract deposits	$298,163	$6,712	$942	$292,393
Premiums and contract charges earned	185,169	6,893	862	179,138
Benefits, claims and settlement expenses	129,163	2,684	679	127,158

Six months ended June 30, 2015
Premiums written and contract deposits	$635,644	$12,308	$1,793	$625,129
Premiums and contract charges earned	373,005	12,647	1,757	362,115
Benefits, claims and settlement expenses	255,878	10,363	1,443	246,958

Six months ended June 30, 2014
Premiums written and contract deposits	$564,600	$13,343	$1,411	$552,668
Premiums and contract charges earned	366,902	13,786	1,425	354,541
Benefits, claims and settlement expenses	244,040	6,129	1,235	239,146

Note 6 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments were as follows:

	June 30,	December 31,
	2015	2014
Outstanding commitments to:
Purchase investments	$29,472	$39,689
Lend funds under bridge loans	10,412	10,567
Total	$39,884	$50,256

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Insurance premiums and
contract charges earned
Property and casualty	$147,657	$144,658	$294,406	$288,550
Annuity	6,516	6,453	12,739	12,377
Life	28,203	28,027	54,970	53,614
Total	$182,376	$179,138	$362,115	$354,541

Net investment income
Property and casualty	$9,007	$9,455	$18,440	$18,740
Annuity	57,183	54,338	113,575	110,195
Life	18,022	17,842	35,730	35,976
Corporate and other	6	2	12	4
Intersegment eliminations	(223)	(232)	(449)	(466)
Total	$83,995	$81,405	$167,308	$164,449

Net income (loss)
Property and casualty	$3,244	$4,895	$20,867	$18,922
Annuity	11,747	11,573	24,257	23,812
Life	3,643	5,015	7,028	8,897
Corporate and other	(2,451)	(1,031)	(1,694)	(2,813)
Total	$16,183	$20,452	$50,458	$48,818

	June 30,	December 31,
	2015	2014
Assets
Property and casualty	$1,110,927	$1,107,962
Annuity	6,860,029	6,683,473
Life	1,886,005	1,858,150
Corporate and other	143,281	155,678
Intersegment eliminations	(30,702)	(36,736)
Total	$9,969,540	$9,768,527

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

	June 30,	December 31,
	2015	2014
Assets
Derivative instruments, included in Short-term
and Other Investments	$1,946	$2,458

Liabilities
Fixed indexed annuities - embedded derivatives,
included in Other Policyholder Funds	26,719	20,049

The changes in fair value of derivatives included in the Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Change in fair value of derivatives (1):
Revenues
Net realized investment gains (losses)	$(402)	$77	$(607)	$91

Change in fair value of embedded derivatives:
Revenues
Net realized investment gains (losses)	28	(57)	467	(69)

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

NOTE 8 - Derivative Instruments-(Continued)

The Company’s strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process, which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor's/Moody’s long-term credit rating of “BBB+”/“Baa1” or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide collateral when the fair value of the exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

	June 30, 2015				December 31, 2014
	Credit Rating (1)		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody’s	Amount	Value	Amount	Value

Bank of America, N.A.	A	A1	$17,000	$269	$8,700	$439
Barclays Bank PLC	A-	A2	5,000	72	5,000	70
Citigroup Inc.	A-	Baa1	4,200	48	-	-
Credit Suisse International	A	A1	21,300	646	27,500	1,193
Societe Generale	A	A2	50,100	911	25,400	756

Total			$97,600	$1,946	$66,600	$2,458

(1)	As assigned by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).

As of June 30, 2015 and December 31, 2014, the Company held $2,117 and $1,955, respectively, of cash received from counterparties for derivative collateral, which is included in Other Liabilities on the Consolidated Balance Sheets. This derivative collateral limited the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $0 and $503 at June 30, 2015 and December 31, 2014, respectively.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company's business. For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. That discussion includes factors such as:

•	The impact that a prolonged economic recession may have on the Company’s investment portfolio; volume of new business for automobile, homeowners, annuity and life products; policy renewal rates; and additional annuity contract deposit receipts.
•	Fluctuations in the fair value of securities in the Company's investment portfolio and the related after tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses.
•	Prevailing low interest rate levels, including the impact of interest rates on (1) the Company's ability to maintain appropriate interest rate spreads over minimum fixed rates guaranteed in the Company's annuity and life products, (2) the book yield of the Company's investment portfolio, (3) unrealized gains and losses in the Company's investment portfolio and the related after tax effect on the Company's shareholders' equity and total capital, (4) amortization of deferred policy acquisition costs and (5) capital levels of the Company’s life insurance subsidiaries.
•	The frequency and severity of events such as hurricanes, storms, earthquakes and wildfires, and the ability of the Company to provide accurate estimates of ultimate claim costs in its consolidated financial statements.
•	The Company’s risk exposure to catastrophe-prone areas. Based on full year 2014 property and casualty direct earned premiums, the Company’s ten largest states represented 58% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, North Carolina, Texas, Florida, South Carolina and Louisiana.
•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.
•	Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the amortization of deferred policy acquisition costs.
•	Adverse results from the assessment of the Company’s goodwill asset requiring write off of the impaired portion.
•	The Company's ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	The Company's ability to (1) develop and expand its marketing operations, including agents and other points of distribution, and (2) maintain and secure access to educators, school administrators, principals and school business officials.
•	The effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues. The effects of these forces can include, among others, teacher layoffs and early retirements, as well as individual concerns regarding employment and economic uncertainty.
•	The Company's ability to profitably expand its property and casualty business in highly competitive environments.
•	Changes in federal and state laws and regulations, which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing Section 403(b) plans and the U.S. Department of Labor’s recent proposed rule defining who is a “fiduciary” of a qualified retirement plan.
•	Changes in public employee retirement programs as a result of federal and/or state level pension reform initiatives.
•	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
•	The Company's ability to effectively implement new or enhanced information technology systems and applications.

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

For the three months ended June 30, 2015, the Company’s net income of $16.2 million decreased $4.2 million compared to the prior year, reflecting the impact of adverse weather on the property and casualty segment and an increase in life mortality costs, accompanied by a modest decrease in realized investment gains. After tax net realized investment gains of $0.8 million were $1.4 million less than a year earlier. For the property and casualty segment, net income of $3.3 million decreased $1.6 million compared to the second quarter of 2014. While current year-to-date automobile results are in line with the prior year, the second quarter did reflect an increase in physical damage severity of losses, while loss frequency remained relatively stable. Annuity segment net income of $11.8 million for the current period increased $0.3 million compared to the second quarter of 2014, despite the pressures of the interest rate environment. Unlocking of deferred policy acquisition costs had an immaterial impact on net income. Life segment net income of $3.6 million decreased $1.4 million compared to the second quarter of 2014.

For the six months ended June 30, 2015, the Company’s net income of $50.5 million increased $1.7 million compared to the prior year, including an increase in realized investment gains. After tax net realized investment gains of $4.8 million were $1.5 million higher than a year earlier. For the property and casualty segment, net income of $20.9 million increased $2.0 million compared to the first half of 2014. The property and casualty combined ratio was 97.0% for the first six months of 2015, a 1.2 percentage point improvement compared to 98.2% for the same period in 2014, primarily reflecting continued improvement in current accident year non-catastrophe results for homeowners and stable automobile results on the same basis. Catastrophe losses increased in the current period, representing a $1.2 million after tax decrease to net income compared to the first six months of 2014. Annuity segment net income of $24.3 million for the current period increased $0.5 million compared to the first six months of 2014, and despite the pressures of the interest rate environment the net interest margin increased 1%. Assets under management increased and disciplined crediting rate management continues. For the first six months of 2015 and 2014, unlocking of deferred policy acquisition costs had an immaterial impact on net income. Life segment net income of $7.0 million decreased $1.9 million compared to the first six months of 2014 primarily due to a higher level of mortality losses in the current period. In the first quarter of 2015, the Company recorded a reduction in incentive compensation expense due to the correction of an immaterial out-of-period adjustment. The majority of the cost reduction benefitted the property and casualty segment, increasing that segment’s net income by approximately $2 million and decreasing the combined ratio by approximately 1 percentage point for the six months ended June 30, 2015. The benefit to the annuity and life segments was approximately $0.5 million after tax for each segment. See also “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation”.

Premiums written and contract deposits increased 13% compared to the first six months of 2014 primarily due to an increase in the amount of annuity deposits received in the current period, as well as the favorable premium impact from increases in average premium per policy for both homeowners and automobile. Annuity deposits received were 30% greater than the prior year, including amounts related to the Company’s 401(k) group annuity contract as further explained in “Results of Operations — Insurance Premiums and Contract Charges”. Excluding this item, consolidated and annuity segment growth were 7% and 15%, respectively. Property and casualty segment premiums written increased 3% compared to the prior year. Life segment insurance premiums and contract deposits were comparable to the first half of 2014.

The Company’s book value per share was $31.73 at June 30, 2015, an increase of 1% compared to 12 months earlier. This increase reflected net income for the trailing 12 months partially offset by a decrease in net unrealized investment gains due to higher yields on intermediate and long maturity U.S. Treasury securities and wider credit spreads across most asset classes, the combination of which resulted in a decrease in net unrealized gains for the Company’s holdings of fixed income and equity securities. At June 30, 2015, book value per share excluding investment fair value adjustments was $26.30, representing a 7% increase compared to 12 months earlier.

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

Compared to December 31, 2014, at June 30, 2015 there were no material changes to the accounting policies for the areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

	Six Months Ended		Change From
	June 30,		Prior Year
	2015	2014	Percent	Amount
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property & casualty (1)	$293.0	$285.4	2.7%	$7.6
Annuity deposits	282.9	218.3	29.6%	64.6
Life	49.2	49.0	0.4%	0.2
Total	$625.1	$552.7	13.1%	$72.4

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property & casualty (1)	$294.4	$288.5	2.0%	$5.9
Annuity	12.7	12.4	2.4%	0.3
Life	55.0	53.6	2.6%	1.4
Total	$362.1	$354.5	2.1%	$7.6

(1)	Includes voluntary business and an immaterial amount of involuntary business. Voluntary business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines. Involuntary business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Number of Policies and Contracts in Force

(actual counts)

	June 30,	December 31,	June 30,
	2015	2014	2014
Property and casualty (voluntary)
Automobile	482,563	480,702	480,120
Property	226,391	229,072	232,329
Total	708,954	709,774	712,449
Annuity	206,055	202,572	197,380
Life	200,654	200,867	200,134

For the three months ended June 30, 2015, the Company’s premiums written and contract deposits of $319.4 million increased $27.0 million, or 9.2%, compared to the prior year, reflecting growth primarily in the Company’s annuity segment.

For the first six months of 2015, the Company’s premiums written and contract deposits of $625.1 million increased $72.4 million, or 13.1%, compared to the prior year, reflecting growth in each of the Company’s three segments, led by the annuity segment. Changes in the Company’s employee retirement savings plans which were effective beginning in 2015 led to $31.2 million of the $72.4 million increase for the six months; consolidated and annuity segment growth were 7.5% and 15.3%, respectively, excluding this item. The Company’s premiums and contract charges earned increased $3.3 million, or 1.8%, compared to the second quarter of 2014 and increased $7.6 million, or 2.1%, compared to the six months ended June 30, 2014, primarily due to increases in average premium per policy for both homeowners and automobile.

Total property and casualty premiums written increased 2.7%, or $7.6 million, in the first six months of 2015, compared to the prior year. Average written premium per policy for both automobile and homeowners increased compared to the prior year, with the impact partially offset by a reduced level of homeowners policies in force in the current period. For 2015, the Company’s full year rate plan anticipates mid-single digit average rate increases (including states with no rate actions) for both automobile and homeowners; average approved rate changes during the first six months of 2015 were consistent with those plans at 4% for automobile and 6% for homeowners.

Based on policies in force, the current year voluntary automobile 12 month retention rate for new and renewal policies was 84.9% compared to 84.5% at June 30, 2014. The property 12 month new and renewal policy retention rate was 87.6% at June 30, 2015 compared to 88.8% at June 30, 2014. Although the property retention rate is modestly lower than 12 months earlier, the 2015 retention rates have been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans, particularly for voluntary automobile business.

Voluntary automobile premiums written increased 4.0%, or $7.5 million, compared to the first half of 2014. In the first six months of 2015, the average written premium per policy and average earned premium per policy each increased approximately 3% compared to a year earlier, which was augmented by the modest increase in policies in force. The number of educator policies increased more than the total policy count over the period and represented approximately 85% of the voluntary automobile policies in force at June 30, 2015 and 84% at both December 31, 2014 and June 30, 2014.

Homeowners premiums written decreased 0.2%, or $0.2 million, compared to the first half of 2014. The average written premium per policy and average earned premium per policy increased approximately 2% and 4%, respectively, in the first half of 2015 compared to a year earlier. In addition, reduced catastrophe reinsurance costs benefitted the current period by approximately $0.9 million. The number of educator policies declined less than the total homeowners policy count and represented approximately 81% of the homeowners policies in force at June 30, 2015, compared to approximately 80% and 79% at December 31, 2014 and June 30, 2014, respectively. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products. In 2014 the Company initiated a program to further address homeowners profitability and hurricane exposure issues in Florida. The Company identified for non-renewal about 4,800 policies, approximately 95% of its December 31, 2013 Florida book of property business, starting with June 2014 policy effective dates. As of June 30, 2015, all of the policies in the non-renewal program had been terminated. While this program has impacted the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners longer-term underwriting results. The Company continues to write policies for tenants in Florida. The Company also has authorized its agents to write certain third-party vendors’ homeowners policies in Florida.

For the six months ended June 30, 2015, total annuity deposits received increased 29.6%, or $64.6 million, compared to the prior year, including a 38.7% increase in recurring deposit receipts and a 22.7% increase in single premium and rollover deposit receipts. In addition to external contractholder deposits, annuity new recurring deposits include contributions and transfers by Horace Mann’s employees into the Company’s 401(k) group annuity contract. And, included in the current six month increase is $31.2 million attributable to changes in the Company’s employee retirement saving plans, representing 14.3 percentage points of the current period increase. The majority of the $31.2 million 401(k) related increase was due to employees’ elections to rollover amounts from a previously terminated, fully funded defined contribution plan third-party investment vehicle into their 401(k) accounts. The Company’s employee retirement savings plans are described in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Note that deposits into the Company’s employee 401(k) group annuity contract are not reported as “sales”.

As further described in “Sales” below, the Company’s fixed indexed annuity contract contributed to the favorable result in 2015. In the first six months of 2015, new deposits to fixed accounts of $187.6 million increased 24.6%, or $37.0 million, and new deposits to variable accounts of $95.3 million increased 40.8%, or $27.6 million, compared to the prior year.

Total annuity accumulated value on deposit of $6.0 billion at June 30, 2015 increased 7.3% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention and financial market performance. Accumulated value retention for the variable annuity option was 94.0% and 94.1% for the 12 month periods ended June 30, 2015 and 2014, respectively; fixed annuity retention was 94.7% and 94.9% for the respective periods.

Variable annuity accumulated balances of $1.9 billion at June 30, 2015 increased 5.0% compared to June 30, 2014, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) and net positive cash flows partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 2.4%, or $0.3 million, compared to the first six months of 2014.

Life segment premiums and contract deposits for the first six months of 2015 increased 0.4%, or $0.2 million, compared to the prior year, primarily due to the favorable impact of new business growth. The ordinary life insurance in force lapse ratio was 4.1% for both the 12 months ended June 30, 2015 and June 30, 2014.

Sales

For the first six months of 2015, property and casualty new annualized sales premiums increased 4.8% compared to the first half of 2014, as 4.3%, or $1.6 million, growth in new automobile sales was accompanied by growth in homeowners sales of 6.8%, or $0.5 million, compared to the prior year.

For sales by Horace Mann’s agency force, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years resulting in a 23.0% increase compared to the first half of 2014. Sales from the independent agent distribution channel, which represent approximately 10% of total annuity sales and are largely single premium and rollover annuity deposits, increased 6.9% compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels increased 21.0% compared to the six months ended June 30, 2014, including continued growth in sales of the Company’s fixed indexed annuity product as described below. Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 9.6% compared to the first half of 2014, and single premium and rollover deposits increased 22.8% compared to the prior year. In February 2014, the Company expanded its annuity product portfolio by introducing a fixed indexed annuity contract. This new product has been well received by the Company’s customers and represented approximately one-third of total annuity sales for the first six months of 2015, largely single premium and rollover deposits. Previously, the Company had entered into third-party vendor agreements to offer an indexed annuity product underwritten by the third parties.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, has contributed to the overall increase in sales of proprietary life products over the last few years. For the six months ended June 30, 2015, sales of Horace Mann’s proprietary life insurance products totaled $4.8 million, representing a decrease of 4.0%, or $0.2 million, due to variability of sales levels for the single premium product compared to the prior year.

Distribution System

At June 30, 2015, there was a combined total of 703 Exclusive Agencies and Employee Agents, compared to 755 at December 31, 2014 and 707 at June 30, 2014. The Company continues to expect higher quality standards for agents and agencies focused on improving both customer experiences and agent productivity. The dedicated sales force is supported by the Company’s Customer Contact Center.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 489 authorized agents at June 30, 2015. During the first six months of 2015, this channel generated $18.6 million in annualized new annuity sales for the Company compared to $17.4 million for the first six months of 2014, with the new business primarily comprised of single and rollover deposit business in both periods.

Net Investment Income

For the three months ended June 30, 2015, pretax investment income of $84.0 million increased 3.2%, or $2.6 million, (2.9%, or $1.6 million, after tax) compared to the prior year. Pretax investment income of $167.3 million for the six months ended June 30, 2015 increased 1.8%, or $2.9 million, (1.6%, or $1.8 million, after tax) compared to the prior year. The increase reflected growth in the size of the average investment portfolio on an amortized cost basis and continued strong performance in the fixed maturity and alternative investment portfolios, partially offset by a decline in the average portfolio yield. Average invested assets increased 5.2% over the 12 months ended June 30, 2015. The average pretax yield on the investment portfolio was 5.20% (3.49% after tax) for the first six months of 2015, compared to the pretax yield of 5.38% (3.61% after tax) a year earlier. During the first six months of 2015, management continued to identify and secure investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses

For the three months ended June 30, 2015, net realized investment gains (pretax) were $1.4 million compared to realized investment gains of $3.5 million in the same period in the prior year. For the six months, net realized investment gains (pretax) were $7.5 million compared to net realized investment gains of $5.2 million in the prior year. The net gains and losses in both periods were realized primarily from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

For the first half of 2015, the Company’s net realized investment gains of $7.5 million included $23.6 million of gross gains realized on security sales and calls partially offset by $3.1 million of realized losses on securities that were disposed of during the six months and $13.0 million of impairment charges recorded largely on Puerto Rico and energy sector fixed maturity securities and one unrelated equity security. Of those impairment charges, $10.7 million was recorded in the second quarter of 2015.

For the first half of 2014, the Company’s net realized investment gains of $5.2 million included $6.9 million of gross gains realized on security sales and calls partially offset by $1.2 million of realized losses on securities that were disposed of during the six months, primarily municipal securities, and $0.5 million of impairment charges recorded on five securities.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are due to issuer-specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2014, yields on intermediate and long maturity U.S. Treasury securities increased and credit spreads were wider across most asset classes during the first six months of 2015, the combination of which resulted in a decrease in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

	June 30, 2015
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	84	$517.2	$484.2	$33.0
Energy	66	253.1	233.0	20.1
Insurance	48	231.6	208.6	23.0
Utilities	35	180.6	156.3	24.3
Real estate	35	167.8	158.6	9.2
Technology	34	167.3	163.6	3.7
Telecommunications	27	142.0	136.0	6.0
Transportation	28	139.3	132.5	6.8
Broadcasting and Media	33	114.7	105.0	9.7
Metal and Mining	17	110.2	108.9	1.3
All Other Corporates (1)	192	618.6	584.3	34.3
Total corporate bonds	599	2,642.4	2,471.0	171.4
Mortgage-backed securities
U.S. Government and federally
sponsored agencies	382	526.4	480.5	45.9
Commercial (2)	56	213.3	213.1	0.2
Other	24	48.1	45.8	2.3
Municipal bonds (3)	540	1,648.4	1,511.1	137.3
Government bonds
U.S.	9	602.6	590.5	12.1
Foreign	11	66.7	59.5	7.2
Collateralized debt obligations (4)	99	583.2	578.8	4.4
Asset-backed securities	102	566.0	554.7	11.3
Total fixed maturity securities	1,822	$6,897.1	$6,505.0	$392.1

Equity securities
Non-redeemable preferred stocks	9	$15.7	$16.2	$(0.5)
Common stocks	165	65.0	57.9	7.1
Closed-end fund	1	18.6	20.0	(1.4)
Total equity securities	175	$99.3	$94.1	$5.2

Total	1,997	$6,996.4	$6,599.1	$397.3

(1)	The All Other Corporates category contains 19 additional industry classifications. Health care, consumer products, food and beverage, natural gas, retail, and gaming represented $449.2 million of fair value at June 30, 2015, with the remaining 13 classifications each representing less than $33 million.
(2)	At June 30, 2015, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(3)	Holdings are geographically diversified, approximately 48% are tax-exempt and 80% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at June 30, 2015.
(4)	Based on fair value, 97.0% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2015.

At June 30, 2015, the Company’s diversified fixed maturity securities portfolio consisted of 2,273 investment positions, issued by 1,822 entities, and totaled approximately $6.9 billion in fair value. This portfolio was 96.7% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At June 30, 2015, 95.8% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	Percent of Portfolio
	Fair Value		June 30, 2015
	December 31,	June 30,	Fair	Amortized
	2014	2015	Value	Cost or Cost
Fixed maturity securities
AAA	6.8%	7.1%	$490.3	$476.6
AA (2)	36.5	36.6	2,522.9	2,368.0
A	24.5	25.7	1,771.6	1,646.6
BBB	28.5	27.3	1,885.4	1,784.0
BB	1.9	1.7	115.5	113.9
B	1.4	1.1	78.8	79.1
CCC or lower	0.1	0.2	12.2	16.5
Not rated (3)	0.3	0.3	20.4	20.3
Total fixed maturity securities	100.0%	100.0%	$6,897.1	$6,505.0
Equity securities
AAA	-	-	-	-
AA	3.7%	-	-	-
A	-	2.1%	$2.1	$2.0
BBB	33.2	32.5	32.3	34.3
BB	1.4	-	*	*
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated (4)	61.7	65.4	64.9	57.8
Total equity securities	100.0%	100.0%	$99.3	$94.1

Total			$6,996.4	$6,599.1

*	Less than $0.1 million.
(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At June 30, 2015, the AA rated fair value amount included $602.6 million of U.S. Government and federally sponsored agency securities and $529.4 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)	This category represents private placement securities not rated by either S&P or Moody's.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At June 30, 2015, the fixed maturity securities and equity securities portfolios had a combined $50.3 million pretax of gross unrealized losses on $1,652.8 million fair value related to 573 positions. Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 15 were trading below 80% of book value at June 30, 2015 and were not considered other-than-temporarily impaired. These positions had fair value of $8.0 million, representing 0.1% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $5.6 million.

The Company views the unrealized losses of all of the securities at June 30, 2015 as temporary. Therefore, no impairment of these securities was recorded at June 30, 2015. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Six Months Ended		Change From
	June 30,		Prior Year
	2015	2014	Percent	Amount

Property and casualty	$208.7	$204.9	1.9%	$3.8
Annuity	0.9	0.8	12.5%	0.1
Life	37.4	33.5	11.6%	3.9
Total	$247.0	$239.2	3.3%	$7.8

Property and casualty catastrophe losses, included above (1)	$31.8	$29.8	6.7%	$2.0

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Six Months Ended
	June 30,
	2015	2014
Incurred claims and claim expenses:
Claims occurring in the current year	$215.9	$211.9
Decrease in estimated reserves for claims occurring in prior years (2)	(7.2)	(7.0)
Total claims and claim expenses incurred	$208.7	$204.9

Property and casualty loss ratio:
Total	70.9%	71.0%
Effect of catastrophe costs, included above (1)	10.7%	10.3%
Effect of prior years’ reserve development, included above (2)	-2.4%	-2.4%

(1)	Property and casualty catastrophe losses were incurred as follows:

	2015	2014
Three months ended
March 31	$10.5	$6.3
June 30	21.3	23.5
Total year-to-date	$31.8	$29.8

(2)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2015	2014
Three months ended
March 31	$(4.0)	$(4.0)
June 30	(3.2)	(3.0)
Total year-to-date	$(7.2)	$(7.0)

For the three months ended June 30, 2015, the Company’s benefits, claims and settlement expenses increased $5.8 million, or 4.6%, compared to the prior year including increases in property and casualty segment losses and in life mortality costs. The Company also experiences some quarterly variability in property and casualty results with the second quarter historically having the highest levels of weather-related impacts. In the second quarter of 2015, the Company’s total property and casualty non-catastrophe current accident year loss ratio of 64.6% increased 2.8 points compared to the 61.8% in the prior year which benefited from favorable automobile results in the prior year and a current year increase in physical damage severity of losses, while loss frequency remained relatively stable. Variability in the Company’s life mortality experience is not unexpected considering the moderate size of Horace Mann’s life insurance in force.

For the six months ended June 30, 2015, the Company’s benefits, claims and settlement expenses increased $7.8 million, or 3.3%, compared to the prior year primarily reflecting increases in life mortality costs and property and casualty catastrophe losses.

For the first half of 2015, the favorable development of prior years’ property and casualty reserves of $7.2 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2014 loss reserve estimate and was primarily for accident years 2013 and prior and predominantly the result of favorable severity trends in both automobile and homeowners loss emergence.

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

For the six months ended June 30, 2015, the automobile loss ratio of 71.5% increased by 2.4 percentage points compared to the prior year, including (1) the favorable impact of rate actions taken in recent years offset by (2) the impacts of higher current accident year non-catastrophe losses for 2015 and (3) development of prior years’ reserves that had a 2.3 percentage point less favorable impact in the current year. The homeowners loss ratio of 70.7% for the six months ended June 30, 2015 decreased 3.8 percentage points compared to a year earlier, including a 3.3 percentage point decrease due to favorable development of prior years’ reserves recorded in 2015. Catastrophe costs represented 29.7 percentage points of the homeowners loss ratio for the current period compared to 25.9 percentage points for the prior year period.

Interest Credited to Policyholders

	Six Months Ended		Change From
	June 30,		Prior Year
	2015	2014	Percent	Amount

Annuity	$67.9	$65.1	4.3%	$2.8
Life	22.0	21.7	1.4%	0.3
Total	$89.9	$86.8	3.6%	$3.1

For the three months ended June 30, 2015, interest credited of $45.4 million increased 3.9%, or $1.7 million, compared to the same period in 2014, comparable to the percentage increase reflected for the six months.

Compared to the first six months of 2014, the current year increase in annuity segment interest credited reflected a 7.9% increase in average accumulated fixed deposits, partially offset by an 8 basis point decline in the average annual interest rate credited to 3.57%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spreads for the six months ended June 30, 2015 and 2014 were 190 basis points and 206 basis points, respectively. While the current period net interest spread continued to reflect solid investment portfolio performance and disciplined crediting rate management, it decreased due to pressures of the low interest rate environment.

As of June 30, 2015, fixed annuity account values totaled $4.0 billion, including $3.8 billion of deferred annuities. As shown in the table below, for approximately 86%, or $3.3 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed-income securities. The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $630 million of the annuity segment and life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk. As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $2.4 million in year one and $7.2 million in year two, further reducing the net interest spread by approximately 5 basis points and 16 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of June 30, 2015 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.25 million and $0.35 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	June 30, 2015
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	20.5%	$779.9	40.6%	9.7%	$316.6
Equal to 2% but less than 3%	8.1	308.2	81.4%	7.7	250.8
Equal to 3% but less than 4%	15.0	569.4	99.1%	17.2	564.5
Equal to 4% but less than 5%	54.9	2,086.7	100.0%	63.7	2,086.6
5% or higher	1.5	56.6	100.0%	1.7	56.6
Total	100.0%	$3,800.8	86.2%	100.0%	$3,275.1

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $24.0 million for the three months ended June 30, 2015 compared to $22.5 million for the same period in 2014. At both June 30, 2015 and 2014, the unlocking of annuity and life deferred policy acquisition costs resulted in an immaterial impact on amortization for the three months.

Amortized policy acquisition expenses were $47.7 million for the first six months of 2015 compared to $45.5 million for the same period in 2014 with the increase nearly equally attributable to the annuity and property and casualty segments reflecting the growth in premiums and related commissions for each segment. At both June 30, 2015 and 2014, the unlocking of annuity and life deferred policy acquisition costs resulted in an immaterial impact on the year-to-date amortization.

Operating Expenses

For the three months ended June 30, 2015, operating expenses of $40.0 million increased $0.7 million, or 1.8%, compared to the second quarter of 2014.

For the first six months of 2015, operating expenses of $75.9 million decreased $3.3 million, or 4.2%, compared to the same period in the prior year. In 2015, the year-to-date expenses reflected a reduction in incentive compensation expense (recorded in the first quarter) with the majority of the cost reduction benefitting the property and casualty segment. See also “Note 1 — Basis of Presentation”. Excluding this item, the current period expense level was consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

The property and casualty expense ratio of 26.1% for the six months ended June 30, 2015 decreased 1.1 percentage points compared to the prior year expense ratio of 27.2%, consistent with management’s expectations for the current year excluding the 0.7 percentage point impact of the current period incentive compensation expense reduction.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 29.0% and 28.4% for the six months ended June 30, 2015 and 2014, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.8 and 7.0 percentage points for the six months ended June 30, 2015 and 2014, respectively.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At June 30, 2015, the Company’s federal income tax returns for years prior to 2011 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended June 30, 2015, the Company’s net income of $16.2 million represented a decrease of $4.2 million compared to the prior year. For the six months ended June 30, 2015, the Company’s net income of $50.5 million represented an increase of $1.7 million compared to the prior year. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

	Six Months Ended		Change From
	June 30,		Prior Year
	2015	2014	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$20.9	$18.9	10.6%	$2.0
Annuity	24.3	23.8	2.1%	0.5
Life	7.0	8.9	-21.3%	(1.9)
Corporate and other (1)	(1.7)	(2.8)	-39.3%	1.1
Net income	$50.5	$48.8	3.5%	$1.7

Effect of catastrophe costs, after tax, included above	$(20.6)	$(19.4)	6.2%	$(1.2)
Effect of realized investment gains, after tax, included above	$4.8	$3.3	45.5%	$1.5

Diluted:
Net income per share	$1.19	$1.16	2.6%	$0.03
Weighted average number of shares and equivalent shares (in millions)	42.4	42.2	0.5%	0.2

Property and casualty combined ratio:
Total	97.0%	98.2%	N.M.	-1.2%
Effect of catastrophe costs, included above	10.7%	10.3%	N.M.	0.4%
Effect of prior years’ reserve development, included above	-2.4%	-2.4%	N.M.	-

N.M. – Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss, as was the case for the periods shown above.

Return on average shareholders’ equity based on net income was 8.0% and 9.2% for the trailing 12 months ended June 30, 2015 and 2014, respectively.

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

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At June 30, 2015 and 2014, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2015, net cash provided by operating activities decreased compared to the same period in 2014, largely due to an increase in claims and policyholder benefits paid in the current period, partially offset by an increase in investment income collected in 2015.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2015 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $90 million, of which $26 million was paid during the six months ended June 30, 2015. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 8 — Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company’s annuity business produced net positive cash flows in the first six months of 2015. For the six months ended June 30, 2015, receipts from annuity contracts increased $64.6 million, or 29.6%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net of transfers from variable annuity accumulated cash values increased $18.9 million, or 11.8%, compared to the prior year. The Company’s Senior Notes due 2015 matured on June 15, 2015 and the Company repaid the $75.0 million utilizing funds borrowed under its existing Bank Credit Facility. Repayment of the Senior Notes due 2015 resulted in no debt retirement costs impacting the Company’s net income for the six months ended June 30, 2015.

Contractual Obligations

The Company’s 6.05% Senior Notes matured on June 15, 2015. As noted above, the Company repaid these securities utilizing $75.0 million obtained under the Bank Credit Facility. The Bank Credit Facility expires on July 30, 2019.

There were no other material changes to the Company’s Contractual Obligations as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

The total capital of the Company was $1,544.7 million at June 30, 2015, including $125.0 million of long-term debt, current and non-current, and $113.0 million of short-term debt outstanding. Total debt represented 18.0% of total capital excluding unrealized investment gains and losses (15.4% including unrealized investment gains and losses) at June 30, 2015, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,306.7 million at June 30, 2015, including a net unrealized gain in the Company’s investment portfolio of $223.8 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $1,498.1 million and $36.38, respectively, at June 30, 2015. Book value per share was $31.73 at June 30, 2015 ($26.30 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at June 30, 2015 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $21.4 million for the six months ended June 30, 2015. In March and May 2015, the Board of Directors announced regular quarterly dividends of $0.25 per share.

During the first six months of 2015, the Company repurchased 23,500 shares of its common stock, or less than 0.1 percent of the outstanding shares on December 31, 2014, at an aggregate cost of $0.7 million, or an average price per share of $30.44 under its $50.0 million share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Common Stock Equivalents” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The repurchase of shares was financed through use of cash. As of June 30, 2015, $22.2 million remained authorized for future share repurchases.

As of June 30, 2015, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. In addition to its access to the capital markets to refinance this indebtedness, as disclosed below, the Company’s Bank Credit Facility had unused capacity at June 30, 2015. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of June 30, 2015, the Company had $113.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%, which totaled 1.34%, as of June 30, 2015). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at June 30, 2015. During the six months ended June 30, 2015, the amount outstanding under the Company’s Bank Credit Facility increased by $75.0 million in June, as described above, with no other changes occurring during the period.

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

Assigned ratings as of July 31, 2015 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In June 2015, Moody’s revised the ratings outlooks for the Company’s long-term debt securities and life/annuity subsidiary to “positive” from “stable” and affirmed the remaining ratings and ratings outlooks as shown below. In February 2015, A.M. Best affirmed the ratings and ratings outlooks as shown below, after having revised the ratings outlook for the Company’s property and casualty insurance subsidiaries to “positive” from “stable” in February 2014. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of July 31, 2015
S&P	A	(stable)	BBB	(stable)
Moody’s
Horace Mann Life Insurance Company	A3	(positive)	N.A.
HMEC’s property and casualty subsidiaries	A3	(stable)	N.A.
HMEC	N.A.		Baa(3)	(positive)
A.M. Best
Horace Mann Life Insurance Company	A	(stable)	N.A.
HMEC’s property and casualty subsidiaries	A-	(positive)	N.A.
HMEC	N.A.		bbb	(stable)
Fitch	A	(stable)	BBB	(stable)

N.A. – Not applicable.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. Subsequent to the March 2, 2015 SEC filing of the Company’s recent Form 10-K, information received from the FHCF indicated that the Company’s maximum for the 2014-2015 contract period had been revised to $15.0 million from $15.1 million, based on the FHCF’s financial resources, with no change in the retention, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida. The FHCF contract is a one-year contract. Effective June 1, 2015, the new contract with the FHCF, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida, reinsures 90% of hurricane losses in Florida above an estimated retention of $0.1 million up to $0.3 million based on the FHCF’s financial resources. Compared to the 2014-2015 contract period, the reduced maximum coverage is largely due to the Company’s reduction in Florida policies in force and resulting lower risk exposure.

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

Recent Accounting Changes

Disclosures About Short-Duration Insurance Contracts

In May 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which will require expanded disclosure regarding claims on short-duration insurance contracts, which will apply to the contracts in the Company’s property and casualty segment. Disclosures are to include additional information about an entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims. The guidance requiring these additional disclosures is effective for annual periods beginning after December 15, 2015, and for interim periods for periods within annual periods beginning after December 31, 2016. The adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued accounting guidance to clarify when fees paid in a cloud computing arrangement pertain to the acquisition of a software license, services, or both by providing criteria to use in the determination. The guidance is effective for annual periods beginning after December 31, 2015, including interim periods within those years. Adoption of this guidance can be either prospectively, for all arrangements entered into or materially modified after the effective date, or retrospectively. Management believes the adoption of this accounting guidance will not have a material effect on the results of operations or financial position of the Company.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance does not affect the recognition and measurement of debt issuance costs and it is intended to reduce complexity for financial statement preparers. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and requires retrospective application. Early application is permitted. Management believes the adoption of this accounting guidance will not have a material effect on the results of operations or financial position of the Company.

Revenue Recognition

In May 2014, the FASB issued accounting guidance to provide a single comprehensive model in accounting for revenue arising from contracts with customers. The guidance applies to all contracts with customers; however, insurance contracts are specifically excluded. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. Early application is not permitted. While issuance of the related guidance is pending at the time of this Quarterly Report on Form 10-Q, on July 9, 2015 the FASB voted on and approved a one-year deferral of the effective date for this guidance. Management believes the adoption of this accounting guidance will not have a material effect on the results of operations or financial position of the Company.

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

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2015 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Issuer Purchases of Equity Securities

On December 7, 2011 the Company’s Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001. The share repurchase program authorizes the opportunistic repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended June 30, 2015, the Company did not repurchase shares of HMEC common stock. As of June 30, 2015, $22.9 million remained authorized for future share repurchases.

Item 5:	Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended June 30, 2015 which has not been filed with the SEC.

Item 6:	Exhibits

The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

(3) Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(a)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

4.1(b)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(a)).

Exhibit
No.	Description

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10) Material contracts:

10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

Exhibit
No.	Description

10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(e)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit
No.	Description

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015.

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015.

10.12*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

Exhibit
No.	Description

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99) Additional exhibits

99.1	Glossary of Selected Terms.

(101) Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 7, 2015	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	August 7, 2015	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	August 7, 2015	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2015

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit
No.	Description

(3) Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(a)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

4.1(b)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(a)).

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

1

Exhibit
No.	Description

(10) Material contracts:

10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.
2

Exhibit
No.	Description

10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(e)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015.
3

Exhibit
No.	Description

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015.

10.12*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

4

Exhibit
No.	Description

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99) Additional exhibits

99.1	Glossary of Selected Terms.

(101) Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

5