Form 10-Q
period 2015-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2015-11-06
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, 40,700,671 shares of Common Stock, par value $0.001 per share, were outstanding, net of 23,825,328 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2015, the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
November 6, 2015

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2015, $6,676,545; 2014, $6,375,237)	$7,078,742	$6,893,090
Equity securities, available for sale, at fair value (cost 2015, $95,071; 2014, $99,904)	96,065	110,655
Short-term and other investments	366,385	399,722
Total investments	7,541,192	7,403,467
Cash	49,915	11,675
Deferred policy acquisition costs	237,414	215,082
Goodwill	47,396	47,396
Other assets	285,605	277,350
Separate Account (variable annuity) assets	1,741,977	1,813,557
Total assets	$9,903,499	$9,768,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$4,016,360	$3,774,457
Interest-sensitive life contract liabilities	801,180	792,039
Unpaid claims and claim expenses	324,422	325,784
Future policy benefits	247,248	235,775
Unearned premiums	234,474	223,413
Total policy liabilities	5,623,684	5,351,468
Other policyholder funds	612,650	606,738
Other liabilities	380,031	422,362
Short-term debt	113,000	38,000
Long-term debt, current and noncurrent	124,979	199,939
Separate Account (variable annuity) liabilities	1,741,977	1,813,557
Total liabilities	8,596,321	8,432,064
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2015, 64,525,999; 2014, 64,245,048	65	64
Additional paid-in capital	439,190	422,232
Retained earnings	1,105,785	1,065,318
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	226,618	297,554
Net funded status of pension and other postretirement benefit obligations	(12,953)	(12,953)
Treasury stock, at cost, 2015, 23,784,928 shares; 2014, 23,308,430 shares	(451,527)	(435,752)
Total shareholders’ equity	1,307,178	1,336,463
Total liabilities and shareholders’ equity	$9,903,499	$9,768,527

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues
Insurance premiums and contract charges earned	$182,812	$179,030	$544,927	$533,571
Net investment income	81,016	82,591	248,324	247,040
Net realized investment gains	1,308	3,511	8,789	8,673
Other income	617	388	2,302	2,244

Total revenues	265,753	265,520	804,342	791,528

Benefits, losses and expenses
Benefits, claims and settlement expenses	121,181	117,443	368,139	356,589
Interest credited	46,216	44,477	136,103	131,294
Policy acquisition expenses amortized	25,709	24,477	73,400	70,027
Operating expenses	39,647	39,875	115,611	119,033
Interest expense	2,652	3,543	9,610	10,635

Total benefits, losses and expenses	235,405	229,815	702,863	687,578

Income before income taxes	30,348	35,705	101,479	103,950
Income tax expense	8,364	10,348	29,037	29,775

Net income	$21,984	$25,357	$72,442	$74,175

Net income per share
Basic	$0.53	$0.61	$1.73	$1.79
Diluted	$0.52	$0.60	$1.71	$1.76

Weighted average number of shares and equivalent shares (in thousands)
Basic	41,852	41,514	41,965	41,353
Diluted	42,305	42,319	42,362	42,155

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(3,602)	$(185)	$(20,860)	$(637)
Portion of losses recognized in other comprehensive income	-	-	(4,300)	-
Net other-than-temporary impairment losses on securities recognized in earnings	(3,602)	(185)	(16,560)	(637)
Realized gains, net	4,910	3,696	25,349	9,310
Total	$1,308	$3,511	$8,789	$8,673

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Comprehensive income
Net income	$21,984	$25,357	$72,442	$74,175
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	2,832	(11,548)	(70,936)	136,017
Change in net funded status of pension and other postretirement benefit obligations	-	-	-	-
Other comprehensive income (loss)	2,832	(11,548)	(70,936)	136,017
Total	$24,816	$13,809	$1,506	$210,192

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2015	2014

Common stock, $0.001 par value
Beginning balance	$64	$64
Options exercised, 2015, 80,660 shares; 2014, 386,616 shares	-	-
Conversion of common stock units, 2015, 8,293 shares; 2014, 10,834 shares	-	-
Conversion of restricted stock units, 2015, 191,998 shares; 2014, 168,049 shares	1	-
Ending balance	65	64

Additional paid-in capital
Beginning balance	422,232	407,056
Options exercised and conversion of common stock units and restricted stock units	11,926	12,711
Share-based compensation expense	5,032	953
Ending balance	439,190	420,720

Retained earnings
Beginning balance	1,065,318	1,000,312
Net income	72,442	74,175
Cash dividends, 2015, $0.75 per share; 2014, $0.69 per share	(31,975)	(29,421)
Ending balance	1,105,785	1,045,066

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	284,601	122,214
Change in net unrealized gains and losses on fixed maturities and equity securities	(70,936)	136,017
Change in net funded status of pension and other postretirement benefit obligations	-	-
Ending balance	213,665	258,231

Treasury stock, at cost
Beginning balance, 2015, 23,308,430 shares; 2014, 23,117,554 shares	(435,752)	(430,341)
Acquisition of shares, 2015, 476,498 shares; 2014, 190,876 shares	(15,775)	(5,411)
Ending balance, 2015, 23,784,928 shares; 2014, 23,308,430 shares	(451,527)	(435,752)

Shareholders’ equity at end of period	$1,307,178	$1,288,329

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows - operating activities
Premiums collected	$538,633	$527,567
Policyholder benefits paid	(399,465)	(368,000)
Policy acquisition and other operating expenses paid	(196,209)	(202,692)
Federal income taxes paid	(20,327)	(17,392)
Investment income collected	246,042	240,119
Interest expense paid	(7,316)	(7,140)
Other	(1,881)	(6,817)

Net cash provided by operating activities	159,477	165,645

Cash flows - investing activities
Fixed maturities
Purchases	(1,111,958)	(958,561)
Sales	327,641	198,191
Maturities, paydowns, calls and redemptions	502,554	269,732
Purchase of other invested assets	(19,037)	(5,000)
Net cash provided by short-term and other investments	56,831	29,353

Net cash used in investing activities	(243,969)	(466,285)

Cash flows - financing activities
Dividends paid to shareholders	(31,975)	(29,421)
Principal borrowings on Bank Credit Facility	75,000	-
Maturity of Senior Notes due 2015	(75,000)	-
Acquisition of treasury stock	(15,775)	(5,411)
Exercise of stock options	1,518	7,324
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	422,195	611,721
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(258,076)	(237,016)
Life policy accounts
Deposits	742	864
Withdrawals and surrenders	(3,050)	(3,662)
Cash paid related to repurchase agreements	-	(25,848)
Change in bank overdrafts	7,153	5,092

Net cash provided by financing activities	122,732	323,643

Net increase in cash	38,240	23,003

Cash at beginning of period	11,675	18,189

Cash at end of period	$49,915	$41,192

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2015 and 2014

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2015, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2015 and 2014. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2015 presentation.

Note 1 - Basis of Presentation-(Continued)

In the nine months ended September 30, 2015 (specifically, in the first quarter), the Company recorded a reduction in incentive compensation expense due to an immaterial out-of-period correction of an error related to the valuation of restricted stock units. The $3,012 after tax adjustment increased net income for each of the segments as follows: property and casualty, $2,056; annuity, $519; and life, $437.

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

	Unrealized Gains
	and Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, July 1, 2015	$223,786	$(12,953)	$210,833
Other comprehensive income (loss) before reclassifications	3,836	-	3,836
Amounts reclassified from accumulated other comprehensive income (loss)	(1,004)	-	(1,004)
Net current period other comprehensive income (loss)	2,832	-	2,832
Ending balance, September 30, 2015	$226,618	$(12,953)	$213,665

Beginning balance, January 1, 2015	$297,554	$(12,953)	$284,601
Other comprehensive income (loss) before reclassifications	(64,979)	-	(64,979)
Amounts reclassified from accumulated other comprehensive income (loss)	(5,957)	-	(5,957)
Net current period other comprehensive income (loss)	(70,936)	-	(70,936)
Ending balance, September 30, 2015	$226,618	$(12,953)	$213,665

(1)	All amounts are net of tax.
(2)	The pretax amounts reclassified from accumulated other comprehensive income (loss), $1,545 and $9,165, are included in net realized investment gains and losses and the related tax expenses, $541 and $3,208, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015, respectively.

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

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index options contracts) to economically hedge risk associated with its fixed indexed annuity product’s contingent liabilities. The Company’s fixed indexed annuity product includes embedded derivative features that are discussed in “Note 1 — Summary of Significant Accounting Policies — Policy Liabilities for Fixed Indexed Annuities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company's investment portfolio includes no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s insurance products during the nine months ended September 30, 2015 and 2014.

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

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (1)
September 30, 2015
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$471,128	$53,536	$984	$523,680	$-
Other, including
U.S. Treasury securities	576,895	25,349	3,499	598,745	-
Municipal bonds	1,557,503	166,315	11,409	1,712,409	(4,214)
Foreign government bonds	59,481	7,016	54	66,443	-
Corporate bonds	2,624,263	175,645	30,271	2,769,637	-
Other mortgage-backed securities	1,387,275	26,158	5,605	1,407,828	1,470
Totals	$6,676,545	$454,019	$51,822	$7,078,742	$(2,744)

Equity securities (3)	$95,071	$6,351	$5,357	$96,065	$-

December 31, 2014
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$484,561	$52,555	$1,390	$535,726	$-
Other, including
U.S. Treasury securities	512,596	28,652	3,049	538,199	-
Municipal bonds	1,462,717	189,533	4,428	1,647,822	-
Foreign government bonds	52,552	6,984	-	59,536	-
Corporate bonds	2,608,633	237,372	11,256	2,834,749	-
Other mortgage-backed securities	1,254,178	28,772	5,892	1,277,058	2,879
Totals	$6,375,237	$543,868	$26,015	$6,893,090	$2,879

Equity securities (3)	$99,904	$14,159	$3,408	$110,655	$-

(1)	Related to securities for which an unrealized loss was bifurcated to distinguish the credit related portion and the portion driven by other market factors. Represents the amount of other-than-temporary impairment losses in AOCI which was not included in earnings; amounts also include unrealized gains/(losses) on such impaired securities relating to changes in the fair value of those securities subsequent to the impairment measurement date.
(2)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $254,810 and $302,222; Federal Home Loan Mortgage Corporation (“FHLMC”) of $406,845 and $432,432; and Government National Mortgage Association (“GNMA”) of $137,291 and $137,867 as of September 30, 2015 and December 31, 2014, respectively.
(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Compared to December 31, 2014, the decrease in net unrealized gains at September 30, 2015 was due to wider credit spreads across most asset classes, which resulted in a decrease in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

Note 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at September 30, 2015 and December 31, 2014, respectively. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2015 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and the present value of future cash flows exceeds the amortized cost bases. In addition, management expects to recover the entire cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at September 30, 2015.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$24,742	$891	$1,616	$93	$26,358	$984
Other	223,729	3,399	1,899	100	225,628	3,499
Municipal bonds	158,166	5,887	21,189	5,522	179,355	11,409
Foreign government bonds	5,933	54	-	-	5,933	54
Corporate bonds	542,329	24,073	40,187	6,198	582,516	30,271
Other mortgage-backed securities	497,157	4,689	110,542	916	607,699	5,605
Total fixed maturity securities	1,452,056	38,993	175,433	12,829	1,627,489	51,822
Equity securities (1)	46,500	4,498	6,616	859	53,116	5,357
Combined totals	$1,498,556	$43,491	$182,049	$13,688	$1,680,605	$57,179

Number of positions with a gross unrealized loss	519		64		583
Fair value as a percentage of total fixed maturities and equity securities fair value	20.9%		2.5%		23.4%

December 31, 2014
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$2	$-	$39,809	$1,390	$39,811	$1,390
Other	10,317	34	117,615	3,015	127,932	3,049
Municipal bonds	31,821	200	59,715	4,228	91,536	4,428
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	213,612	6,883	76,099	4,373	289,711	11,256
Other mortgage-backed securities	477,877	4,797	88,663	1,095	566,540	5,892
Total fixed maturity securities	733,629	11,914	381,901	14,101	1,115,530	26,015
Equity securities (1)	12,955	2,568	6,635	840	19,590	3,408
Combined totals	$746,584	$14,482	$388,536	$14,941	$1,135,120	$29,423

Number of positions with a gross unrealized loss	234		112		346
Fair value as a percentage of total fixed maturities and equity securities fair value	10.7%		5.5%		16.2%

(1)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 59% of the gross unrealized loss as of September 30, 2015. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of September 30, 2015 and 2014 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income (loss):

	Nine Months Ended
	September 30,
	2015	2014
Cumulative credit loss (1)
Beginning of period	$2,877	$4,097
New credit losses	5,162	280
Losses related to securities sold or paid down during the period	-	-
End of period	$8,039	$4,377

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

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

	Percent of Total Fair Value		September 30, 2015
	September 30,	December 31,	Fair	Amortized
	2015	2014	Value	Cost
Estimated expected maturity:
Due in 1 year or less	3.1%	4.0%	$221,731	$209,133
Due after 1 year through 5 years	24.5	23.4	1,733,636	1,635,135
Due after 5 years through 10 years	39.0	40.1	2,756,711	2,600,082
Due after 10 years through 20 years	21.3	20.1	1,509,166	1,423,418
Due after 20 years	12.1	12.4	857,498	808,777
Total	100.0%	100.0%	$7,078,742	$6,676,545

Average option-adjusted duration, in years	5.8	5.8

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fixed maturity securities
Proceeds received	$81,120	$98,942	$327,641	$198,191
Gross gains realized	6,400	5,871	18,631	9,998
Gross losses realized	(3,267)	(4,421)	(5,012)	(5,399)

Equity securities
Proceeds received	$5,633	$3,489	$26,442	$11,980
Gross gains realized	680	722	5,878	2,196
Gross losses realized	(397)	(86)	(514)	(267)

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$254,827	$317,791	$336,604	$146,489
Change in unrealized investment gains and losses	7,436	(10,189)	(69,787)	163,613
Reclassification of net realized investment (gains) losses to net income	(835)	(1,824)	(5,389)	(4,324)
End of period	$261,428	$305,778	$261,428	$305,778

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$3,399	$7,955	$6,988	$4,618
Change in unrealized investment gains and losses	(2,584)	(1,594)	(5,774)	2,584
Reclassification of net realized investment (gains) losses to net income	(169)	(459)	(568)	(1,300)
End of period	$646	$5,902	$646	$5,902

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

Net Amounts
of Assets/
		Gross	Liabilities	Gross Amounts Not Offset
		Amounts	Presented	in the Consolidated
		Offset in the	in the	Balance Sheet
		Consolidated	Consolidated		Cash
	Gross	Balance	Balance	Financial	Collateral	Net
	Amounts	Sheet	Sheet	Instruments	Received	Amount
September 30, 2015
Asset derivatives:
Free-standing derivatives	$1,135	-	$1,135	-	$ 1,097	$ 38

December 31, 2014
Asset derivatives:
Free-standing derivatives	2,458	-	2,458	-	1,955	503

Note 2 - Investments-(Continued)

Deposits

At September 30, 2015 and December 31, 2014, securities with a fair value of $18,423 and $18,361, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at September 30, 2015 and December 31, 2014, securities with a fair value of $537,400 and $539,235, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $500,000 at both of the respective dates. The deposited securities are included in fixed maturities on the Company’s Consolidated Balance Sheets.

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

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At September 30, 2015, these Level 3 invested assets comprised 2.5% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2015
Financial Assets
Investments
Fixed maturities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$523,680	$523,680	$-	$523,680	$-
Other, including
U.S. Treasury securities	598,745	598,745	14,829	583,916	-
Municipal bonds	1,712,409	1,712,409	-	1,681,398	31,011
Foreign government bonds	66,443	66,443	-	66,443	-
Corporate bonds	2,769,637	2,769,637	10,267	2,689,122	70,248
Other mortgage-backed securities	1,407,828	1,407,828	-	1,323,742	84,086
Total fixed maturities	7,078,742	7,078,742	25,096	6,868,301	185,345
Equity securities	96,065	96,065	82,404	13,655	6
Short-term investments	102,717	102,717	100,277	2,440	-
Other investments	11,135	11,135	-	11,135	-
Totals	7,288,659	7,288,659	207,777	6,895,531	185,351
Separate Account (variable annuity) assets (1)	1,741,977	1,741,977	1,741,977	-	-
Financial Liabilities
Other policyholder funds, embedded derivatives	31,755	31,755	-	-	31,755

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the nine months ended September 30, 2015. The following tables present reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance, July 1, 2015	$29,669	$72,724	$84,700	$187,093	$6	$187,099	$26,719
Transfers into Level 3 (2)	-	-	505	505	-	505	-
Transfers out of Level 3 (2)	-	-	-	-	-	-	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	(164)	-	(164)	1	(163)	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	(1,328)
Net unrealized gains (losses) included in other comprehensive income	1,464	326	167	1,957	-	1,957	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	6,899
Sales	-	-	-	-	(1)	(1)	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(122)	(2,638)	(1,286)	(4,046)	-	(4,046)	(535)
Ending balance, September 30, 2015	$31,011	$70,248	$84,086	$185,345	$6	$185,351	$31,755

Beginning balance, January 1, 2015	$13,628	$74,717	$82,949	$171,294	$6	$171,300	$20,049
Transfers into Level 3 (2)	16,326	5,729	15,685	37,740	-	37,740	-
Transfers out of Level 3 (2)	-	(1,350)	(9,664)	(11,014)	-	(11,014)	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	1,087	-	1,087	1	1,088	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	(1,795)
Net unrealized gains (losses) included in other comprehensive income	1,359	(758)	(268)	333	-	333	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	14,811
Sales	-	(476)	-	(476)	(1)	(477)	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(302)	(8,701)	(4,616)	(13,619)	-	(13,619)	(1,310)
Ending balance, September 30, 2015	$31,011	$70,248	$84,086	$185,345	$6	$185,351	$31,755

(1)	Represents embedded derivatives, all related to the Company’s fixed indexed annuity (“FIA”) products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Transfers into and out of Level 3 during the three and nine months ended September 30, 2015 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.
17

Note 3 - Fair Value of Financial Instruments-(Continued)

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance, July 1, 2014	$13,054	$73,926	$52,522	$139,502	$6	$139,508	$6,915
Transfers into Level 3 (2)	-	-	35,000	35,000	-	35,000	-
Transfers out of Level 3 (2)	-	(3,510)	-	(3,510)	-	(3,510)	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	-	-	-	-	-	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	70
Net unrealized gains (losses) included in other comprehensive income	212	(180)	(137)	(105)	-	(105)	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	6,179
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(123)	(4,580)	(143)	(4,846)	-	(4,846)	(82)
Ending balance, September 30, 2014	$13,143	$65,656	$87,242	$166,041	$6	$166,047	$13,082

Beginning balance, January 1, 2014	$2,694	$60,826	$46,009	$109,529	$6	$109,535	$-
Transfers into Level 3 (2)	10,056	12,452	42,109	64,617	-	64,617	-
Transfers out of Level 3 (2)	-	(3,510)	(519)	(4,029)	-	(4,029)	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	-	(26)	(26)	-	(26)	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	139
Net unrealized gains (losses) included in other comprehensive income	646	2,380	155	3,181	-	3,181	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	13,035
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(253)	(6,492)	(486)	(7,231)	-	(7,231)	(92)
Ending balance, September 30, 2014	$13,143	$65,656	$87,242	$166,041	$6	$166,047	$13,082

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Transfers into and out of Level 3 during the three and nine months ended September 30, 2014 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At September 30, 2015 and 2014, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the three and nine months ended September 30, 2015, realized gains/(losses) of $1,328 and $1,795, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three and nine months ended September 30, 2014, the respective amounts were $(70) and $(139).

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

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2015
Financial Assets
Investments
Other investments	$147,435	$151,866	$-	$-	$151,866
Financial Liabilities
Fixed annuity contract liabilities	4,016,360	3,927,685	-	-	3,927,685
Policyholder account balances on interest-sensitive life contracts	77,068	81,096	-	-	81,096
Other policyholder funds	580,895	580,895	-	500,084	80,811
Short-term debt	113,000	113,000	-	113,000	-
Long-term debt	124,979	128,718	128,718	-	-

December 31, 2014
Financial Assets
Investments
Other investments	$145,409	$149,792	$-	$-	$149,792
Financial Liabilities
Fixed annuity contract liabilities	3,774,457	3,691,123	-	-	3,691,123
Policyholder account balances on interest-sensitive life contracts	77,415	81,461	-	-	81,461
Other policyholder funds	586,689	586,689	-	500,080	86,609
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,939	209,495	209,495	-	-

Note 4 - Debt

Indebtedness outstanding was as follows:

	September 30,	December 31,
	2015	2014
Short-term debt:
Bank Credit Facility, expires July 30, 2019	$113,000	$38,000
Long-term debt, current and noncurrent (1):
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $0 and $11 (6.1% imputed rate)	-	74,989
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $21 and $50 (6.9% imputed rate)	124,979	124,950
Total	$237,979	$237,939

(1)	The Company designates debt obligations as “long-term” based on maturity date at issuance.

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

Debt Retirement Charges

The repayment of the Senior Notes due 2015 resulted in no pretax charges to income for the three and nine months ended September 30, 2015.

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Three months ended September 30, 2015
Premiums written and contract deposits	$331,223	$5,952	$927	$326,198
Premiums and contract charges earned	187,813	5,961	960	182,812
Benefits, claims and settlement expenses	123,061	3,034	1,154	121,181

Three months ended September 30, 2014
Premiums written and contract deposits	$328,525	$6,668	$889	$322,746
Premiums and contract charges earned	184,770	6,677	937	179,030
Benefits, claims and settlement expenses	122,883	6,451	1,011	117,443

Nine months ended September 30, 2015
Premiums written and contract deposits	$966,867	$18,260	$2,720	$951,327
Premiums and contract charges earned	560,818	18,608	2,717	544,927
Benefits, claims and settlement expenses	378,939	13,397	2,597	368,139

Nine months ended September 30, 2014
Premiums written and contract deposits	$893,125	$20,011	$2,300	$875,414
Premiums and contract charges earned	551,672	20,463	2,362	533,571
Benefits, claims and settlement expenses	366,923	12,580	2,246	356,589

Note 6 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments were as follows:

	September 30,	December 31,
	2015	2014
Outstanding commitments to:
Purchase investments	$70,313	$39,689
Lend funds under bridge loans	45,049	10,567
Total	$115,362	$50,256

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Insurance premiums and contract charges earned
Property and casualty	$149,210	$145,520	$443,616	$434,070
Annuity	6,541	6,654	19,280	19,031
Life	27,061	26,856	82,031	80,470
Total	$182,812	$179,030	$544,927	$533,571

Net investment income
Property and casualty	$7,350	$8,877	$25,790	$27,617
Annuity	56,271	56,026	169,846	166,221
Life	17,612	17,915	53,342	53,891
Corporate and other	5	3	17	7
Intersegment eliminations	(222)	(230)	(671)	(696)
Total	$81,016	$82,591	$248,324	$247,040

Net income (loss)
Property and casualty	$11,253	$11,769	$32,120	$30,691
Annuity	8,716	10,264	32,973	34,076
Life	3,619	3,916	10,647	12,813
Corporate and other	(1,604)	(592)	(3,298)	(3,405)
Total	$21,984	$25,357	$72,442	$74,175

	September 30,	December 31,
	2015	2014
Assets
Property and casualty	$1,103,258	$1,107,962
Annuity	6,778,398	6,683,473
Life	1,913,404	1,858,150
Corporate and other	141,723	155,678
Intersegment eliminations	(33,284)	(36,736)
Total	$9,903,499	$9,768,527

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

	September 30,	December 31,
	2015	2014
Assets
Derivative instruments, included in Short-term and Other Investments	$1,135	$2,458

Liabilities
Fixed indexed annuities - embedded derivatives, included in Other Policyholder Funds	31,755	20,049

The changes in fair value of derivatives included in the Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Change in fair value of derivatives (1):
Revenues
Net realized investment gains (losses)	$(1,564)	$70	$(2,171)	$161

Change in fair value of embedded derivatives:
Revenues
Net realized investment gains (losses)	1,328	(70)	1,795	(139)

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

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

The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

	September 30, 2015				December 31, 2014
	Credit Rating (1)		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody’s	Amount	Value	Amount	Value

Bank of America, N.A.	A	A1	$17,000	$6	$8,700	$439
Barclays Bank PLC	A-	A2	9,400	84	5,000	70
Citigroup Inc.	A-	Baa1	11,500	400	-	-
Credit Suisse International	A	A1	4,900	34	27,500	1,193
Societe Generale	A	A2	75,100	611	25,400	756

Total			$117,900	$1,135	$66,600	$2,458

(1)	As assigned by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).

As of September 30, 2015 and December 31, 2014, the Company held $1,097 and $1,955, respectively, of cash received from counterparties for derivative collateral, which is included in Other Liabilities on the Consolidated Balance Sheets. This derivative collateral limited the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $38 and $503 at September 30, 2015 and December 31, 2014, respectively.

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

For the three months ended September 30, 2015, the Company’s net income of $21.9 million decreased $3.5 million compared to the prior year, reflecting an increase in current accident year automobile loss severity and lower alternative investment returns somewhat offset by improved underlying homeowners results. Also, after tax net realized investment gains of $0.7 million were $1.6 million less than a year earlier. For the property and casualty segment, net income of $11.2 million decreased $0.6 million compared to the third quarter of 2014. Annuity segment net income of $8.7 million for the current period decreased $1.6 million compared to the third quarter of 2014, reflecting the unfavorable equity market performance in the current quarter, which negatively impacted the unlocking of deferred policy acquisition costs and fee income, as well as the continued impact of the lower interest rate environment. The impact of deferred policy acquisition costs unlocking represented $0.4 million of the annuity net income decrease compared to a year earlier. Life segment net income of $3.6 million decreased $0.3 million compared to the third quarter of 2014 due to a modest increase in mortality losses.

For the nine months ended September 30, 2015, the Company’s net income of $72.4 million decreased $1.8 million compared to the prior year. After tax net realized investment gains of $5.5 million were comparable to a year earlier. For the property and casualty segment, net income of $32.1 million increased $1.4 million compared to the first nine months of 2014. The property and casualty combined ratio was 96.5% for the first nine months of 2015, a 1.0 percentage point improvement compared to 97.5% for the same period in 2014, primarily reflecting continued improvement in current accident year non-catastrophe results for homeowners and pressure on automobile results primarily due to loss severity. Catastrophe losses increased modestly in the current period, representing a $0.8 million after tax decrease to net income compared to the first nine months of 2014. Annuity segment net income of $33.0 million for the current period decreased $1.1 million compared to the first nine months of 2014 largely due to equity market performance, which negatively impacted the unlocking of deferred policy acquisition costs and fee income, and pressures of the interest rate environment. For the first nine months of 2015 and 2014, unlocking of deferred policy acquisition costs decreased net income $1.2 million and $0.6 million, respectively. The net interest margin amount decreased 1%. Assets under management increased 5% compared to a year ago and disciplined crediting rate management continues. Life segment net income of $10.6 million decreased $2.2 million compared to the first nine months of 2014 primarily due to a higher level of mortality losses in the current period. In the first quarter of 2015, the Company recorded a reduction in incentive compensation expense due to the correction of an immaterial out-of-period adjustment. The majority of the cost reduction benefitted the property and casualty segment, increasing that segment’s net income by approximately $2 million and decreasing the combined ratio by approximately 1 percentage point for the nine months ended September 30, 2015. The benefit to the annuity and life segments was approximately $0.5 million after tax for each segment. See also “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation”.

For the three months ended September 30, 2015, premiums written and contract deposits increased 1% compared to the prior year, primarily due to the favorable premium impact from increases in average premium per policy for both homeowners and automobile as well as reductions in property and casualty reinsurance costs partially offset by a decrease in the amount of annuity deposits received in the current period, due to variability in single premium and rollover deposit receipts, and a reduction in homeowners policies in force. Premiums written and contract deposits increased 9% compared to the first nine months of 2014 primarily due to an increase in the amount of annuity deposits received in the current period, as well as the nine month impact of the property and casualty segment items mentioned above. Annuity deposits received were 17% greater than the prior year, including amounts related to the Company’s 401(k) group annuity contract as further explained in “Results of Operations — Insurance Premiums and Contract Charges”. Excluding this item, consolidated and annuity segment growth were 5% and 8%, respectively. Property and casualty segment premiums written increased 3% compared to the prior year. Life segment insurance premiums and contract deposits increased slightly compared to the first nine months of 2014.

The Company’s book value per share was $32.09 at September 30, 2015, an increase of 2% compared to 12 months earlier. This increase reflected net income for the trailing 12 months partially offset by a decrease in net unrealized investment gains due to wider credit spreads across most asset classes, which resulted in a decrease in net unrealized gains for the Company’s holdings of fixed income and equity securities. At September 30, 2015, book value per share excluding investment fair value adjustments was $26.52, representing a 6% increase compared to 12 months earlier.

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

Compared to December 31, 2014, at September 30, 2015 there were no material changes to the accounting policies for the areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

	Nine Months Ended		Change From
	September 30,		Prior Year
	2015	2014	Percent	Amount
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property & casualty (1)	$455.0	$440.0	3.4%	$15.0
Annuity deposits	422.2	361.7	16.7%	60.5
Life	74.1	73.7	0.5%	0.4
Total	$951.3	$875.4	8.7%	$75.9

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property & casualty (1)	$443.6	$434.1	2.2%	$9.5
Annuity	19.3	19.0	1.6%	0.3
Life	82.0	80.5	1.9%	1.5
Total	$544.9	$533.6	2.1%	$11.3

(1)	Includes voluntary business and an immaterial amount of involuntary business. Voluntary business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines. Involuntary business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Number of Policies and Contracts in Force

(actual counts)

	September 30,	December 31,	September 30,
	2015	2014	2014
Property and casualty (voluntary)
Automobile	484,555	480,702	480,395
Property	225,416	229,072	230,206
Total	709,971	709,774	710,601
Annuity	207,285	202,572	198,842
Life	201,226	200,867	199,606

For the three months ended September 30, 2015, the Company’s premiums written and contract deposits of $326.2 million increased $3.5 million, or 1.1%, compared to the prior year, reflecting 4.8% growth in the Company’s property and casualty segment partially offset by a 2.9% decrease in the annuity segment due to a lower level of single premium and rollover deposits in the current quarter.

For the first nine months of 2015, the Company’s premiums written and contract deposits of $951.3 million increased $75.9 million, or 8.7%, compared to the prior year, reflecting growth in each of the Company’s three segments, led by the annuity segment. Changes in the Company’s employee retirement savings plans which were effective beginning in 2015 led to approximately $30 million of the $75.9 million increase for the nine months; consolidated and annuity segment growth were approximately 5% and 8%, respectively, excluding this item. The Company’s premiums and contract charges earned increased $3.7 million, or 2.1%, compared to the third quarter of 2014 and increased $11.3 million, or 2.1%, compared to the nine months ended September 30, 2014, primarily due to increases in average premium per policy for both homeowners and automobile.

Total property and casualty premiums written increased 3.4%, or $15.0 million, in the first nine months of 2015, compared to the prior year. Average written premium per policy for both automobile and homeowners increased compared to the prior year, with the impact partially offset by a reduced level of homeowners policies in force in the current period. For 2015, the Company’s full year rate plan anticipates mid-single digit average rate increases (including states with no rate actions) for both automobile and homeowners; average approved rate changes during the first nine months of 2015 were consistent with those plans at 4% for automobile and 6% for homeowners.

Based on policies in force, the current year voluntary automobile 12 month retention rate for new and renewal policies was 84.8% compared to 84.5% at September 30, 2014. The property 12 month new and renewal policy retention rate was 88.1% at September 30, 2015 compared to 88.2% at September 30, 2014. Although the property retention rate is slightly lower than 12 months earlier, the 2015 retention rates have been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans, particularly for voluntary automobile business.

Voluntary automobile premiums written increased 4.5%, or $12.7 million, compared to the first nine months of 2014. In the first nine months of 2015, the average written premium per policy and average earned premium per policy each increased approximately 3% compared to a year earlier, which was augmented by the current year increase in policies in force. The number of educator policies increased more than the total policy count over the period and represented approximately 85% of the voluntary automobile policies in force at September 30, 2015 and 84% at both December 31, 2014 and September 30, 2014.

Homeowners premiums written increased 1.2%, or $1.8 million, compared to the first nine months of 2014. While the number of homeowners policies in force has declined, the average written premium per policy and average earned premium per policy increased approximately 2% and 3%, respectively, in the first nine months of 2015 compared to a year earlier. In addition, reduced catastrophe reinsurance costs benefitted the current period premiums written by approximately $1.6 million. The number of educator policies declined less than the total homeowners policy count and represented approximately 81% of the homeowners policies in force at September 30, 2015, compared to approximately 80% at both December 31, 2014 and September 30, 2014. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

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

For the nine months ended September 30, 2015, total annuity deposits received increased 16.7%, or $60.5 million, compared to the prior year, including a 29.1% increase in recurring deposit receipts and a 9.4% increase in single premium and rollover deposit receipts. In addition to external contractholder deposits, annuity new recurring deposits include contributions and transfers by Horace Mann’s employees into the Company’s 401(k) group annuity contract. And, included in the current nine month increase is approximately $30 million attributable to changes in the Company’s employee retirement savings plans, representing approximately 9 percentage points of the current period increase. The majority of the 401(k) related increase was due to employees’ elections to rollover amounts from a previously terminated, fully funded defined contribution plan third-party investment vehicle into their 401(k) accounts. The Company’s employee retirement savings plans are described in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Note that deposits into the Company’s employee 401(k) group annuity contract are not reported as “sales”.

As further described in “Sales” below, the Company’s fixed indexed annuity contract contributed to the favorable result in 2015. In the first nine months of 2015, new deposits to fixed accounts of $289.6 million increased 11.7%, or $30.3 million, and new deposits to variable accounts of $132.6 million increased 29.5%, or $30.2 million, compared to the prior year.

Total annuity accumulated value on deposit of $5.9 billion at September 30, 2015 increased 4.8% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention partially offset by the negative impact of financial market performance in 2015. Accumulated value retention for the variable annuity option was 94.1% and 94.2% for the 12 month periods ended September 30, 2015 and 2014, respectively; fixed annuity retention was 94.8% for both of the respective periods.

Variable annuity accumulated balances of $1.7 billion at September 30, 2015 decreased 2.5% compared to September 30, 2014, reflecting unfavorable financial market performance over the 12 months (driven primarily by equity securities) and net balances transferred from the variable account option to the guaranteed interest rate fixed account option partially offset by net positive cash flows. Compared to the first nine months of 2014, annuity segment contract charges earned increased 1.6%, or $0.3 million, with the growth rate negatively impacted by current period financial market performance.

Life segment premiums and contract deposits for the first nine months of 2015 increased 0.5%, or $0.4 million, compared to the prior year, including the favorable impact of new business growth. The ordinary life insurance in force lapse ratio was 4.0% and 4.1% for the 12 months ended September 30, 2015 and 2014, respectively.

Sales

For the first nine months of 2015, property and casualty new annualized sales premiums increased 4.9% compared to the first nine months of 2014, as 5.3%, or $3.1 million, growth in new automobile sales was accompanied by growth in homeowners sales of 3.2%, or $0.4 million, compared to the prior year.

For sales by Horace Mann’s agency force, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years resulting in a 10.1% increase compared to the first nine months of 2014. Sales from the independent agent distribution channel, which represent approximately 10% of total annuity sales and are largely single premium and rollover annuity deposits, increased 4.0% compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels increased 9.4% compared to the nine months ended September 30, 2014, including growth in sales of the Company’s fixed indexed annuity product as described below. Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 10.1% compared to the first nine months of 2014, and single premium and rollover deposits increased 9.3% compared to the prior year, including an unfavorable variance for the three months ended September 30, 2015. In February 2014, the Company expanded its annuity product portfolio by introducing a fixed indexed annuity contract. This new product has been well received by the Company’s customers and represented approximately one-third of total annuity sales for the first nine months of 2015, largely single premium and rollover deposits. Previously, the Company had entered into third-party vendor agreements to offer an indexed annuity product underwritten by the third parties.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, has contributed to the overall increase in sales of proprietary life products over the last few years. For the nine months ended September 30, 2015, sales of Horace Mann’s proprietary life insurance products totaled $7.4 million, representing an increase of 1.4%, or $0.1 million, compared to the prior year.

Distribution System

At September 30, 2015, there was a combined total of 701 Exclusive Agencies and Employee Agents, compared to 755 at December 31, 2014 and 719 at September 30, 2014. The Company continues to expect higher quality standards for agents and agencies focused on improving both customer experiences and agent productivity. The dedicated sales force is supported by the Company’s Customer Contact Center.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 502 authorized agents at September 30, 2015. During the first nine months of 2015, this channel generated $28.5 million in annualized new annuity sales for the Company compared to $27.4 million for the first nine months of 2014, with the new business primarily comprised of single and rollover deposit business in both periods.

Net Investment Income

For the three months ended September 30, 2015, pretax investment income of $81.0 million decreased 1.9%, or $1.6 million, (2.0%, or $1.1 million, after tax) compared to the prior year, including a decline in alternative investment results in the current period. Pretax investment income of $248.3 million for the nine months ended September 30, 2015 increased 0.5%, or $1.3 million, (0.4%, or $0.7 million, after tax) compared to the prior year. The year-to-date increase reflected growth in the size of the average investment portfolio on an amortized cost basis and continued strong performance in the fixed maturity portfolios, partially offset by lower alternative investment returns and a decline in the average portfolio yield. Average invested assets increased 5.3% over the 12 months ended September 30, 2015. The average pretax yield on the investment portfolio was 5.09% (3.41% after tax) for the first nine months of 2015, compared to the pretax yield of 5.33% (3.58% after tax) a year earlier. During the first nine months of 2015, management continued to identify and secure investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses

For the three months ended September 30, 2015, net realized investment gains (pretax) were $1.3 million compared to realized investment gains of $3.5 million in the same period in the prior year. For the nine months, net realized investment gains (pretax) were $8.8 million compared to net realized investment gains of $8.7 million in the prior year. The net gains and losses in both periods were realized primarily from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

For the first nine months of 2015, the Company’s net realized investment gains of $8.8 million included $32.5 million of gross gains realized on security sales and calls partially offset by $7.2 million of realized losses on securities that were disposed of during the nine months and $16.5 million of impairment charges recorded largely on Puerto Rico and energy sector fixed maturity securities and one unrelated equity security. Of the year-to-date impairment charges, $3.5 million was recorded in the third quarter of 2015.

For the first nine months of 2014, the Company’s net realized investment gains of $8.7 million included $15.1 million of gross gains realized on security sales and calls partially offset by $5.8 million of realized losses on securities that were disposed of during the nine months, primarily mortgage-backed and municipal securities, and impairment charges totaling $0.6 million recorded on seven securities.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are due to issuer-specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2014, credit spreads were wider across most asset classes during the first nine months of 2015, which resulted in a decrease in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

	September 30, 2015
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	89	$600.8	$570.2	$30.6
Insurance	49	237.3	212.6	24.7
Energy	64	220.0	209.8	10.2
Technology	34	206.0	202.0	4.0
Real estate	37	196.4	187.4	9.0
Utilities	34	168.9	146.5	22.4
Transportation	28	152.7	146.8	5.9
Healthcare	32	142.2	133.9	8.3
Telecommunications	24	133.2	127.6	5.6
Broadcasting and Media	32	112.8	103.7	9.1
All Other Corporates (1)	171	599.5	583.9	15.6
Total corporate bonds	594	2,769.8	2,624.4	145.4
Mortgage-backed securities
U.S. Government and federally sponsored agencies	379	523.6	471.0	52.6
Commercial (2)	64	221.4	218.5	2.9
Other	24	47.2	44.6	2.6
Municipal bonds (3)	551	1,712.4	1,557.5	154.9
Government bonds
U.S.	9	598.7	576.8	21.9
Foreign	11	66.4	59.4	7.0
Collateralized debt obligations (4)	99	588.2	587.1	1.1
Asset-backed securities	99	551.0	537.2	13.8
Total fixed maturity securities	1,830	$7,078.7	$6,676.5	$402.2

Equity securities
Non-redeemable preferred stocks	9	$15.7	$16.3	$(0.6)
Common stocks	162	61.0	58.8	2.2
Closed-end fund	1	19.4	20.0	(0.6)
Total equity securities	172	$96.1	$95.1	$1.0

Total	2,002	$7,174.8	$6,771.6	$403.2

(1)	The All Other Corporates category contains 19 additional industry classifications. Consumer products, metal and mining, food and beverage, natural gas, gaming and retail represented $433.3 million of fair value at September 30, 2015, with the remaining 13 classifications each representing less than $38 million.
(2)	At September 30, 2015, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(3)	Holdings are geographically diversified, approximately 46% are tax-exempt and 80% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2015.
(4)	Based on fair value, 97% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2015.

At September 30, 2015, the Company’s diversified fixed maturity securities portfolio consisted of 2,284 investment positions, issued by 1,830 entities, and totaled approximately $7.1 billion in fair value. This portfolio was 96.3% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At September 30, 2015, 95.5% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	Percent of Portfolio
	Fair Value		September 30, 2015
	December 31,	September 30,	Fair	Amortized
	2014	2015	Value	Cost or Cost
Fixed maturity securities
AAA	6.8%	6.9%	$489.0	$472.3
AA (2)	36.5	36.6	2,591.1	2,410.4
A	24.5	24.7	1,749.5	1,622.1
BBB	28.5	28.1	1,987.3	1,893.7
BB	1.9	2.2	159.1	166.0
B	1.4	1.0	69.0	73.5
CCC or lower	0.1	0.2	11.1	15.8
Not rated (3)	0.3	0.3	22.6	22.7
Total fixed maturity securities	100.0%	100.0%	$7,078.7	$6,676.5
Equity securities
AAA	-	-	-	-
AA	3.7%	-	-	-
A	-	-	-	-
BBB	33.2	36.5%	$35.1	$36.3
BB	1.4	-	*	*
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated (4)	61.7	63.5	61.0	58.8
Total equity securities	100.0%	100.0%	$96.1	$95.1

Total			$7,174.8	$6,771.6

*	Less than $0.1 million.
(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At September 30, 2015, the AA rated fair value amount included $598.7 million of U.S. Government and federally sponsored agency securities and $526.4 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)	This category represents private placement securities not rated by either S&P or Moody's.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At September 30, 2015, the fixed maturity securities and equity securities portfolios had a combined $57.2 million pretax of gross unrealized losses on $1,680.6 million fair value related to 583 positions. Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 39 were trading below 80% of book value at September 30, 2015 and were not considered other-than-temporarily impaired. These positions had fair value of $29.5 million, representing 0.4% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $14.5 million.

The Company views the unrealized losses of all of the securities at September 30, 2015 as temporary. Therefore, no impairment of these securities was recorded at September 30, 2015. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Nine Months Ended		Change From
	September 30,		Prior Year
	2015	2014	Percent	Amount

Property and casualty	$311.4	$304.8	2.2%	$6.6
Annuity	1.9	1.7	11.8%	0.2
Life	54.8	50.1	9.4%	4.7
Total	$368.1	$356.6	3.2%	$11.5

Property and casualty catastrophe losses, included above (1)	$36.8	$35.5	3.7%	$1.3

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Nine Months Ended
	September 30,
	2015	2014
Incurred claims and claim expenses:
Claims occurring in the current year	$321.4	$316.2
Decrease in estimated reserves for claims occurring in prior years (2)	(10.0)	(11.4)
Total claims and claim expenses incurred	$311.4	$304.8

Property and casualty loss ratio:
Total	70.2%	70.2%
Effect of catastrophe costs, included above (1)	8.3%	8.1%
Effect of prior years’ reserve development, included above (2)	-2.3%	-2.6%
_____________
(1) Property and casualty catastrophe losses were incurred as follows:
	2015	2014
Three months ended
March 31	$10.5	$6.3
June 30	21.3	23.5
September 30	5.0	5.7
Total year-to-date	$36.8	$35.5
(2) Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.
	2015	2014
Three months ended
March 31	$(4.0)	$(4.0)
June 30	(3.2)	(3.0)
September 30	(2.8)	(4.4)
Total year-to-date	$(10.0)	$(11.4)

For the three months ended September 30, 2015, the Company’s benefits, claims and settlement expenses increased $3.7 million, or 3.2%, compared to the prior year including increases in property and casualty segment losses and in life mortality costs. In the third quarter of 2015, the Company’s total property and casualty non-catastrophe current accident year loss ratio of 67.3% decreased 0.4 percentage point compared to the 67.7% in the prior year reflecting favorable homeowners loss experience in 2015 nearly offset by a current year increase in automobile severity of losses.

For the nine months ended September 30, 2015, the Company’s benefits, claims and settlement expenses increased $11.5 million, or 3.2%, compared to the prior year primarily reflecting increases in property and casualty current accident year loss severity — specifically, in automobile — and life mortality costs. Variability in the Company’s life mortality experience is not unexpected considering the moderate size of Horace Mann’s life insurance in force.

For the first nine months of 2015, the favorable development of prior years’ property and casualty reserves of $10.0 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2014 loss reserve estimate and was primarily for accident years 2013 and prior and predominantly the result of favorable severity trends in homeowners loss emergence and favorable severity and frequency trends in automobile loss emergence.

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

For the nine months ended September 30, 2015, the automobile loss ratio of 72.9% increased by 3.7 percentage points compared to the prior year, including (1) the favorable impact of rate actions taken in recent years offset by (2) the impacts of higher current accident year non-catastrophe losses for 2015 primarily driven by loss severity and (3) development of prior years’ reserves that had a 2.3 percentage point less favorable impact in the current year. The homeowners loss ratio of 65.5% for the nine months ended September 30, 2015 decreased 7.0 percentage points compared to a year earlier, including favorable current accident year non-catastrophe experience as well as a 3.1 percentage point decrease due to favorable development of prior years’ reserves recorded in 2015. Catastrophe costs represented 22.7 percentage points of the homeowners loss ratio for the current period compared to 20.3 percentage points for the prior year period.

Interest Credited to Policyholders

	Nine Months Ended		Change From
	September 30,		Prior Year
	2015	2014	Percent	Amount

Annuity	$103.0	$98.7	4.4%	$4.3
Life	33.1	32.6	1.5%	0.5
Total	$136.1	$131.3	3.7%	$4.8

For the three months ended September 30, 2015, interest credited of $46.2 million increased 3.8%, or $1.7 million, compared to the same period in 2014, comparable to the percentage increase reflected for the nine months.

Compared to the first nine months of 2014, the current year increase in annuity segment interest credited reflected a 7.8% increase in average accumulated fixed deposits, partially offset by a 7 basis point decline in the average annual interest rate credited to 3.56%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spreads for the nine months ended September 30, 2015 and 2014 were 185 basis points and 205 basis points, respectively. While the current period net interest spread continued to reflect solid investment portfolio performance and disciplined crediting rate management, it decreased due to pressures of the low interest rate environment and lower alternative investment returns in the current period.

As of September 30, 2015, fixed annuity account values totaled $4.1 billion, including $3.9 billion of deferred annuities. As shown in the table below, for approximately 86%, or $3.4 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed income securities. The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $650 million of the annuity segment and life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk. As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $2.5 million in year one and $7.5 million in year two, further reducing the net interest spread by approximately 6 basis points and 17 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of September 30, 2015 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.25 million and $0.35 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	September 30, 2015
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	21.3%	$828.4	41.9%	10.4%	$347.0
Equal to 2% but less than 3%	7.9	308.9	81.7%	7.5	252.3
Equal to 3% but less than 4%	14.8	575.6	99.2%	17.0	571.0
Equal to 4% but less than 5%	54.5	2,123.9	100.0%	63.4	2,123.8
5% or higher	1.5	57.0	100.0%	1.7	57.0
Total	100.0%	$3,893.8	86.1%	100.0%	$3,351.1

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $25.7 million for the three months ended September 30, 2015 compared to $24.5 million for the same period in 2014. The unlocking of annuity deferred policy acquisition costs in the current quarter increased amortization $1.9 million compared to a $1.2 million increase in the prior year, in each period primarily driven by financial market performance.

Amortized policy acquisition expenses were $73.4 million for the first nine months of 2015 compared to $70.0 million for the same period in 2014 with the increase nearly equally attributable to the annuity and property and casualty segments reflecting the growth in premiums and related commissions for each segment. In addition, for the annuity segment the unlocking of deferred policy acquisition costs resulted in a $1.9 million increase in current year-to-date amortization compared to a $0.9 million increase a year ago, in each period largely due to unfavorable financial market performance.

Operating Expenses

For the three months ended September 30, 2015, operating expenses of $39.7 million decreased $0.2 million, or 0.5%, compared to the third quarter of 2014.

For the first nine months of 2015, operating expenses of $115.6 million decreased $3.5 million, or 2.9%, compared to the same period in the prior year. In 2015, the year-to-date expenses reflected a reduction in incentive compensation expense (recorded in the first quarter) with the majority of the cost reduction benefitting the property and casualty segment. See also “Note 1 — Basis of Presentation”. Excluding this item, the current period expense level was consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

The property and casualty expense ratio of 26.3% for the nine months ended September 30, 2015 decreased 1.0 percentage point compared to the prior year expense ratio of 27.3%, consistent with management’s expectations for the current year excluding the 0.5 percentage point impact of the current period incentive compensation expense reduction.

Interest Expense

In June 2015, the Company repaid its outstanding $75.0 million 6.05% Senior Notes upon maturity utilizing funds borrowed under its existing Bank Credit Facility. This resulted in a current period reduction in interest expense of $0.9 million pretax.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.7% for the nine months ended September 30, 2015 and 2014. Income from investments in tax-advantaged securities reduced the effective income tax rates 7.4 percentage points for the nine months ended September 30, 2015 and 2014.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At September 30, 2015, the Company’s federal income tax returns for years prior to 2012 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended September 30, 2015, the Company’s net income of $21.9 million represented a decrease of $3.5 million compared to the prior year. For the nine months ended September 30, 2015, the Company’s net income of $72.4 million represented a decrease of $1.8 million compared to the prior year. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

	Nine Months Ended		Change From
	September 30,		Prior Year
	2015	2014	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$32.1	$30.7	4.6%	$1.4
Annuity	33.0	34.1	-3.2%	(1.1)
Life	10.6	12.8	-17.2%	(2.2)
Corporate and other (1)	(3.3)	(3.4)	-2.9%	0.1
Net income	$72.4	$74.2	-2.4%	$(1.8)

Effect of catastrophe costs, after tax, included above	$(23.9)	$(23.1)	3.5%	$(0.8)
Effect of realized investment gains, after tax, included above	$5.5	$5.6	-1.8%	$(0.1)

Diluted:
Net income per share	$1.71	$1.76	-2.8%	$(0.05)
Weighted average number of shares and equivalent shares (in millions)	42.4	42.2	0.5%	0.2

Property and casualty combined ratio:
Total	96.5%	97.5%	N.M.	-1.0%
Effect of catastrophe costs, included above	8.3%	8.1%	N.M.	0.2%
Effect of prior years’ reserve development, included above	-2.3%	-2.6%	N.M.	0.3%

N.M. – Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. And, as described in “Interest Expense”, the current period benefitted from a reduction in debt interest expense compared to the nine months ended September 30, 2014.

Return on average shareholders’ equity based on net income was 7.7% and 9.1% for the trailing 12 months ended September 30, 2015 and 2014, respectively.

Outlook for 2015

At the time of this Quarterly Report on Form 10-Q, management estimates that 2015 full year net income before realized investment gains and losses will be within a range of $2.10 to $2.20 per diluted share. This projection incorporates the Company’s results for the first nine months of 2015, as well as anticipated catastrophe losses and continuation of elevated automobile loss severity in the fourth quarter of 2015 partially offset by expected favorable loss trend continuation in the homeowners line of business. The full year total property and casualty combined ratio expectation remains in the mid-90s. For the last three months of 2015, this projection anticipates annuity net investment income to remain under pressure due to the lower interest rate environment; however, an anticipated full year net interest spread in the mid-180s is consistent with the Company’s original income estimate for 2015. Assuming mortality costs consistent with actuarial models, life segment earnings for the last three months of 2015 are anticipated to be comparable to the prior year. In addition to these segment-specific factors and consistent with original estimates for 2015, the Company’s initiatives for customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios, will continue and result in expense levels comparable to 2014. If the Company refinances its Senior Notes due 2016 prior to December 31, 2015, make-whole costs on that early retirement and non-deferrable costs on a new debt issue are anticipated to represent approximately $0.05 per diluted share; these costs are not incorporated into the 2015 earnings outlook above.

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

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2015 and 2014, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2015, net cash provided by operating activities decreased modestly compared to the same period in 2014, largely due to an increase in claims and policyholder benefits paid in the current period, partially offset by an increase in premiums collected in 2015.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2015 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $90 million, of which $38 million was paid during the nine months ended September 30, 2015. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 8 — Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company’s annuity business produced net positive cash flows in the first nine months of 2015. For the nine months ended September 30, 2015, receipts from annuity contracts increased $60.5 million, or 16.7%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net of transfers from variable annuity accumulated cash values increased $21.1 million, or 8.9%, compared to the prior year. The Company’s Senior Notes due 2015 matured on June 15, 2015 and the Company repaid the $75.0 million utilizing funds borrowed under its existing Bank Credit Facility. Repayment of the Senior Notes due 2015 resulted in no debt retirement costs impacting the Company’s net income for the nine months ended September 30, 2015.

Contractual Obligations

The Company’s 6.05% Senior Notes matured on June 15, 2015. As noted above, the Company repaid these securities utilizing $75.0 million obtained under the Bank Credit Facility. The Bank Credit Facility expires on July 30, 2019.

As of September 30, 2015, there were no other material changes to the Company’s Contractual Obligations as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

The total capital of the Company was $1,545.2 million at September 30, 2015, including $125.0 million of long-term debt, current and non-current, and $113.0 million of short-term debt outstanding. Total debt represented 18.0% of total capital excluding unrealized investment gains and losses (15.4% including unrealized investment gains and losses) at September 30, 2015, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,307.2 million at September 30, 2015, including a net unrealized gain in the Company’s investment portfolio of $226.6 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $1,353.4 million and $33.22, respectively, at September 30, 2015. Book value per share was $32.09 at September 30, 2015 ($26.52 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at September 30, 2015 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $32.0 million for the nine months ended September 30, 2015. In March, May and September 2015, the Board of Directors announced regular quarterly dividends of $0.25 per share.

During the first nine months of 2015, the Company repurchased 476,498 shares of its common stock, or 1.2 percent of the outstanding shares on December 31, 2014, at an aggregate cost of $15.8 million, or an average price per share of $33.09 under its current $50.0 million share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Common Stock Equivalents” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The repurchase of shares was financed through use of cash. As of September 30, 2015, $7.2 million remained authorized for future share repurchases under its current repurchase program. On September 30, 2015, the Company’s Board of Directors authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the current program, resulting in a combined remaining authorization of $57.2 million.

As of September 30, 2015, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. In addition to its access to the capital markets to refinance this indebtedness, as disclosed below, the Company’s Bank Credit Facility had unused capacity at September 30, 2015. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of September 30, 2015, the Company had $113.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%, which totaled 1.35%, as of September 30, 2015). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2015. During the nine months ended September 30, 2015, the amount outstanding under the Company’s Bank Credit Facility increased by $75.0 million in June, as described above, with no other changes occurring during the period.

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

Assigned ratings as of October 31, 2015 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In June 2015, Moody’s revised the ratings outlooks for the Company’s long-term debt securities and life/annuity subsidiary to “positive” from “stable” and affirmed the remaining ratings and ratings outlooks as shown below. In February 2015, A.M. Best affirmed the ratings and ratings outlooks as shown below, after having revised the ratings outlook for the Company’s property and casualty insurance subsidiaries to “positive” from “stable” in February 2014. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of October 31, 2015
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

Recent Accounting Changes

Disclosures About Short-Duration Insurance Contracts

In May 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which will require expanded disclosure regarding claims on short-duration insurance contracts, which will apply to the contracts in the Company’s property and casualty segment. Disclosures are to include additional information about an entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims. The guidance requiring these additional disclosures is effective for annual periods beginning after December 15, 2015, and for interim periods within annual periods beginning after December 31, 2016. The adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

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

Presentation of Debt Issuance Costs

In April 2015, the FASB issued accounting guidance which requires debt issuance costs directly attributable to issuing a debt instrument to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance does not affect the recognition and measurement of debt issuance costs and it is intended to reduce complexity for financial statement preparers. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and requires retrospective application. Early application is permitted. Management believes the adoption of this accounting guidance will not have a material effect on the results of operations or financial position of the Company.

Revenue Recognition

In May 2014, the FASB issued accounting guidance to provide a single comprehensive model in accounting for revenue arising from contracts with customers; in August 2015, the effective date was deferred for one year. The guidance applies to all contracts with customers; however, insurance contracts are specifically excluded. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is not permitted. Management believes the adoption of this accounting guidance will not have a material effect on the results of operations or financial position of the Company.

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

Item 4:    Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2015 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On December 7, 2011 the Company’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the “2011 Plan”). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase programs do not have an expiration date and may be limited or terminated at any time without notice. During the three months ended September 30, 2015, the Company repurchased shares of HMEC common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

July 1 - 31	16,202	$35.10	16,202	$21.7 million
August 1 - 31	259,384	$33.31	259,384	$13.0 million
September 1 - 30	177,412	$32.93	177,412	$7.2 million
Total	452,998	$33.22	452,998	$7.2 million	(1)

(1)	Prior to initiation of the program authorized on September 30, 2015, described above. As of September 30, 2015, the Company had $57.2 million remaining under the combined authorizations.

Item 5:    Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2015 which has not been filed with the SEC.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 6, 2015	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 6, 2015	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	November 6, 2015	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2015

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. Management contracts and compensatory plans are indicated by an asterisk (*).

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