Form 10-K
period 2015-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2016-02-29
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer   X   Accelerated filer       Non-accelerated filer       Smaller reporting company

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act. Yes       No   X

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2015, was $1,498.1 million.

As of February 15, 2016, 40,394,145 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 24,312,712 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1.	Business

Forward-looking Information

It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in “Item 1A. Risk Factors” and in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking Information”.

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

The Company's insurance premiums written and contract deposits for the year ended December 31, 2015 were $1.3 billion and net income was $93.5 million. The Company's total assets were $10.1 billion at December 31, 2015. The Company's investment portfolio had an aggregate fair value of $7.6 billion at December 31, 2015 and consisted principally of investment grade, publicly traded fixed maturity securities.

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, annuity products, and life insurance. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. The property and casualty, annuity, and life segments accounted for 48%, 44% and 8%, respectively, of the Company's insurance premiums written and contract deposits for the year ended December 31, 2015.

The Company is one of the largest participants in the K-12 portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company's 403(b) tax-qualified annuities are voluntarily purchased by individuals employed by public school systems or other tax-exempt organizations through the employee benefit plans of those entities. The Company has 403(b) payroll deduction capabilities utilized by approximately one-third of the 13,500 public school districts in the U.S.

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

On June 10, 2015, the Chief Executive Officer (“CEO”) of HMEC timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2014, the CEO and Chief Financial Officer (“CFO”) certifications required under Section 302 of the Sarbanes-Oxley Act.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company for each of the years in the five year period ended December 31, 2015 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2015		2014		2013		2012		2011
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums and contract charges earned	$731.9		$715.8		$690.9		$670.5		$667.1
Net investment income	332.6		329.8		313.6		306.0		288.3
Realized investment gains	12.7		10.9		22.2		27.3		37.7
Total revenues	1,080.4		1,060.7		1,031.2		1,010.8		998.3
Interest expense	13.1		14.2		14.2		14.2		14.0
Income before income taxes	129.5		146.1		154.1		149.2		94.9
Net income	93.5		104.2		110.9		103.9		70.5
Ratio of earnings to fixed charges (1)	1.7	x	1.8	x	1.8	x	1.8	x	1.6	x

Per Share Data (2):
Net income per share
Basic	$2.23		$2.50		$2.75		$2.63		$1.77
Diluted	$2.20		$2.47		$2.66		$2.51		$1.70
Shares of Common Stock (in millions)
Weighted average - basic	41.9		41.6		40.4		39.5		39.9
Weighted average - diluted	42.4		42.2		41.6		41.4		41.4
Ending outstanding	40.6		40.9		40.5		39.4		39.8
Cash dividends per share	$1.00		$0.92		$0.78		$0.55		$0.46
Book value per share	$31.18		$32.65		$27.14		$31.65		$26.53

Balance Sheet Data, at Year End:
Total investments	$7,648.0		$7,403.5		$6,539.5		$6,292.1		$5,677.5
Total assets	10,059.3		9,768.5		8,826.7		8,167.7		7,435.2
Total policy liabilities	5,683.4		5,351.5		5,029.2		4,736.7		4,401.0
Short-term debt	-		38.0		38.0		38.0		38.0
Long-term debt	249.3		199.9		199.9		199.8		199.7
Total shareholders’ equity	1,264.7		1,336.5		1,099.3		1,245.8		1,055.4

Segment Information (3):
Insurance premiums written and contract deposits
Property and casualty	$605.8		$584.4		$570.4		$550.8		$545.9
Annuity	548.0		480.6		423.0		417.6		433.9
Life	102.7		102.7		100.8		99.3		98.6
Total	1,256.5		1,167.7		1,094.2		1,067.7		1,078.4
Net income (loss)
Property and casualty	40.0		46.9		44.4		37.1		5.9
Annuity	43.4		45.3		44.7		40.5		30.9
Life	15.0		17.5		20.4		21.9		19.4
Corporate and other (4)	(4.9)		(5.5)		1.4		4.4		14.3
Total	93.5		104.2		110.9		103.9		70.5

(1)	For the purpose of determining the ratio of earnings to fixed charges, “earnings” consist of income before income taxes and fixed charges, and “fixed charges” consist of interest expense (including amortization of debt issuance cost) and interest credited to policyholders on investment contracts and life insurance products with account values.
(2)	Basic earnings per share is computed based on the weighted average number of shares outstanding plus the weighted average number of fully vested restricted stock units and common stock units payable as shares of HMEC common stock. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding, to the extent dilutive. The Company's common stock equivalents relate to outstanding common stock options, common stock units (related to deferred compensation for Directors and employees) and restricted stock units.
(3)	Information regarding assets by segment at December 31, 2015, 2014 and 2013 is contained in “Notes to Consolidated Financial Statements — Note 14 — Segment Information” listed on page F-1 of this report.
(4)	The corporate and other segment primarily includes interest expense on debt, the impact of realized investment gains and losses, corporate debt retirement costs, and certain public company expenses.

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

Dedicated Agency Force

A cornerstone of Horace Mann’s marketing strategy is its dedicated sales force of agents, supported by the Company’s Customer Contact Center. As of December 31, 2015, the Company had a combined total of 735 Exclusive Agencies and Employee Agents. Approximately 76% of the appointed agents are licensed by the Financial Industry Regulatory Authority, Inc. (“FINRA”) to sell variable annuities and variable universal life policies. Some individuals in the agency force were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s dedicated agents are under contract to market only the Company's products and limited additional third-party vendor products. Collectively, the Company's principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

The Company’s dedicated agency force operates in its Agency Business Model (“ABM”), consisting of Exclusive Agencies as well as a limited number of Employee Agents in outside offices with licensed producers. The Company’s Exclusive Agent (“EA”) agreement is designed to place agents in the position to become business owners in their territories and invest their own capital to grow their agencies. Exclusive Agents are non-employee, independent contractors. On an ongoing basis, the Company provides follow-up training and support to agents regarding the Company’s products, as well as to further embed repeatable processes and fully maximize the potential of ABM.

Broadening Distribution Options

To complement and extend the reach of the Company’s agency force and to more fully utilize its approved payroll slots in school systems across the country, the Company utilizes a network of independent agents to distribute the Company's 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have dedicated agents, the independent agents complement the annuity capabilities of the Company's agency force in under-penetrated areas. At December 31, 2015, there were approximately 500 independent agents approved to market the Company’s annuity products throughout the U.S. During 2015, collected contract deposits from this distribution channel were approximately $53 million. Combined with business from the Company’s dedicated agency force, total annuity collected contract deposits were $548 million for the year ended December 31, 2015.

Geographic Composition of Business

The Company's business is geographically diversified. For the year ended December 31, 2015, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 8.1%; Illinois, 6.8%; Texas, 6.6%; North Carolina, 6.2%; and Florida, 5.9%.

HMEC's property and casualty subsidiaries are licensed to write business in 48 states and the District of Columbia. The following table shows the Company's top ten property and casualty states based on total direct premiums.

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty
	Segment
	2015 Direct	Percent
	Premiums (1)	of Total
State
California	$66.3	10.9%
North Carolina	44.9	7.4
Texas	43.0	7.1
Minnesota	38.8	6.4
South Carolina	32.6	5.4
Florida	32.3	5.3
Louisiana	30.0	4.9
Georgia	22.8	3.7
Pennsylvania	21.3	3.5
Michigan	16.8	2.8
Total of top ten states	348.8	57.4
All other areas	258.8	42.6
Total direct premiums	$607.6	100.0%

(1)	Defined as earned premiums before reinsurance as determined under statutory accounting principles.

HMEC's principal life insurance subsidiary is licensed to write business in 48 states and the District of Columbia. The following table shows the Company's top ten combined life and annuity states based on total direct premiums and contract deposits.

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	2015 Direct
	Premiums and	Percent
	Contract Deposits (1)	of Total
State
Illinois	$70.0	10.7%
Florida	42.5	6.5
Texas	40.0	6.1
Pennsylvania	37.3	5.7
California	36.2	5.5
North Carolina	33.8	5.2
South Carolina	32.2	4.9
Minnesota	31.7	4.8
Virginia	28.8	4.4
Indiana	23.9	3.6
Total of top ten states	376.4	57.4
All other areas	279.5	42.6
Total direct premiums	$655.9	100.0%

(1)	Defined as collected premiums before reinsurance as determined under statutory accounting principles.

National, State and Local Education Associations

The Company has established relationships with a number of educator groups throughout the U.S. These groups include the National Education Association (“NEA”); The NEA Foundation; the Association of School Business Officials International (“ASBO”); and various school administrator and principal associations such as the American Association of School Administrators (“AASA”), The School Superintendents Association; the National Association of Elementary School Principals (“NAESP”); and the National Association of Secondary School Principals (“NASSP”). The Company does not pay these groups any consideration in exchange for endorsement of the Company or its products. Depending on the organization, the Company does pay for certain special functions and advertising.

In recent years, the Company has developed relationships and programs to align its agents with school districts in a business to business relationship. In addition to working relationships, Horace Mann has strategic alliances with AASA and ASBO, as well as ASBO’s state and regional affiliates. The Company holds an annual meeting with selected ASBO members to gain feedback on a variety of school district programs.

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

Along with differentiating, value-added product features, the Company has a number of programs that demonstrate its commitment to the educator profession, while also further distinguishing Horace Mann from competitors within the K-12 educator market. Examples of these programs include: the NEA Foundation’s Horace Mann Awards for Teaching Excellence honoring 5 national finalists; Horace Mann is a national sponsor of DonorsChoose.org, an online, not-for-profit organization that connects corporate and individual donors to teachers with classroom projects in need of funding; Horace Mann sponsors ASBO’s Certified Administrator of School Finance and Operations® (“SFO®”) certification program; and Horace Mann is a sponsor of the AASA National Superintendent Certification Program and AASA’s National Conference on Education.

Property and Casualty Segment

The property and casualty segment represented 48% of the Company's consolidated insurance premiums written and contract deposits in 2015.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2015 represented 32% of the Company’s total insurance premiums written and contract deposits and 66% of property and casualty net written premiums. As of December 31, 2015, the Company had approximately 487,000 voluntary automobile policies in force. The Company's automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2015, homeowners insurance represented 16% of the Company’s total insurance premiums written and contract deposits and 33% of property and casualty net written premiums. As of December 31, 2015, the Company had approximately 224,000 homeowners policies in force. The Company insures primarily residential homes.

The Company has programs in a majority of states to provide higher-risk automobile and homeowners coverages, as well as a number of other insurance coverages, with third-party vendors underwriting and bearing the risk of such insurance and the Company receiving commissions on the sales. Similarly, the Company has increased its offering of third-party vendor products in many areas to include coverage for small business owners and classic/collector automobile owners to meet those aspects of an educator’s needs.

Selected Historical Financial Information For Property and Casualty Segment

The following table provides certain financial information for the property and casualty segment for the periods indicated.

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Financial Data:
Insurance premiums written	$605.8	$584.4	$570.4
Insurance premiums earned	596.0	581.8	561.9
Net investment income	33.5	36.8	36.2
Income before income taxes	51.3	60.8	57.2
Net income	40.0	46.9	44.4
Catastrophe costs, pretax (1)	44.4	37.5	40.2

Operating Statistics:
Loss and loss adjustment expense ratio	70.5%	68.7%	68.6%
Expense ratio	26.5%	27.4%	27.7%
Combined loss and expense ratio	97.0%	96.1%	96.3%
Effect of catastrophe costs on the combined ratio (1)	7.4%	6.5%	7.2%

Automobile and Homeowners:
Insurance premiums written
Automobile	$402.2	$383.8	$375.0
Homeowners	203.4	200.4	195.1
Insurance premiums earned
Automobile	393.6	381.4	370.8
Homeowners	202.2	200.2	190.9
Policies in force (in thousands)
Automobile (voluntary)	487	481	482
Homeowners	224	229	235
Total	711	710	717

(1)	These measures are used by the Company's management to evaluate performance against historical results and establish targets on a consolidated basis. These measures are components of net income but are considered non-GAAP financial measures under applicable SEC rules because they are not displayed as separate line items in the Consolidated Statements of Operations and there is inclusion or exclusion of certain items not ordinarily included or excluded in a GAAP financial measure. In the opinion of the Company's management, a discussion of these measures is meaningful to provide investors with an understanding of the significant factors that comprise the Company's periodic results of operations.
•	Catastrophe costs - The sum of catastrophe losses and property and casualty catastrophe reinsurance reinstatement premiums.
•	Catastrophe losses - In categorizing property and casualty claims as being from a catastrophe, the Company utilizes the designations of the Property Claim Services, a subsidiary of Insurance Services Office, Inc. (“ISO”), and additionally beginning in 2007, includes losses from all such events that meet the definition of covered loss in the Company’s primary catastrophe excess of loss reinsurance contract, and reports loss and loss adjustment expense amounts net of reinsurance recoverables. A catastrophe is a severe loss resulting from natural and man-made events within a particular territory, including risks such as hurricane, fire, earthquake, windstorm, explosion, terrorism and other similar events, that causes $25 million or more in insured property and casualty losses for the industry and affects a significant number of property and casualty insurers and policyholders. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount of loss in advance. Their effects are not included in earnings or claim and claim adjustment expense reserves prior to occurrence. In the opinion of the Company's management, a discussion of the impact of catastrophes is meaningful for investors to understand the variability in periodic earnings.

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company for the last ten years are shown in the following table.

Catastrophe Costs

(Dollars in millions)

The
Company (1)
Year Ended December 31,
2015	$44.4
2014	37.5
2013	40.2
2012	43.3
2011	86.0
2010	49.2
2009	33.1
2008	73.9
2007	23.6
2006	19.8

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums; excludes unallocated loss adjustment expenses. The Company's individually significant catastrophe losses net of reinsurance were as follows:

2015 -	Winter storm in February was $8.9 million; wind/flooding event in October was $3.0 million; other weather events throughout the year were each less than $3.0 million.
2014 -	Wind/hail event in May was $8.5 million; other weather events throughout the year were each less than $3.0 million.
2013 -	Wind/hail/tornado events in May, June and August were $10.1 million, $4.0 million and $7.9 million, respectively; winter storm events in February and April were $3.7 million and $3.4 million, respectively.
2012 -	Wind/hail/tornado events in March, April, May and June were $6.6 million, $6.6 million, $5.8 million and $11.9 million, respectively; June tropical storm and wildfire events, $1.4 million combined; $4.0 million, Hurricane Isaac; $2.8 million, Hurricane/Superstorm Sandy.
2011 -	Wind/hail/tornado events in April, May and June were $28.0 million, $17.6 million and $8.5 million, respectively; $8.0 million, Hurricane Irene.
2010 -	Wind/hail/tornado events in March, May, June, July and October were $4.8 million, $8.3 million, $12.1 million, $5.5 million and $7.7 million, respectively.
2009 -	$9.3 million, July wind/hail/tornadoes; $6.3 million, June wind/hail/tornadoes.
2008 -	$16.5 million, Hurricane Gustav; $15.5 million, Hurricane Ike; $9.8 million, May wind/hail/tornadoes; $7.0 million, June wind/hail/tornadoes; $3.0 million, December winter storm.
2007 -	$4.7 million, August wind/hail/tornadoes; $4.5 million, October California wildfires; $3.5 million, June wind/hail/tornadoes.
2006 -	$5.0 million, August wind/hail/tornadoes; $3.9 million, April wind/hail/tornadoes.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s claims and claim adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses.

Impact of Catastrophe Losses

(Dollars in millions)

	Year Ended December 31,
	2015	2014	2013

Claims and claim expenses incurred (1)	$420.3	$399.5	$385.6
Deduct: amount attributable to catastrophes (2)	44.4	37.5	40.2
Excluding catastrophes (1)	$375.9	$362.0	$345.4

Claims and claim expense payments	$436.4	$393.8	$384.7
Deduct: amount attributable to catastrophes (2)	44.6	38.2	38.0
Excluding catastrophes	$391.8	$355.6	$346.7

(1)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.
(2)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses; excludes unallocated loss adjustment expenses.

Property and Casualty Reserves

Property and casualty unpaid claims and claim expenses (“loss reserves”) represent management’s estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The Company calculates and records a single best estimate of the reserve as of each balance sheet date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate property and casualty reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending property and casualty insurance claims and claim expense reserves and reserve development recorded in each of the three years ended December 31, 2015, see “Notes to Consolidated Financial Statements — Note 5 — Property and Casualty Unpaid Claims and Claim Expenses”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Liabilities for Property and Casualty Claims and Claim Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2015 — Benefits, Claims and Settlement Expenses”.

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

The claim reserve development table below illustrates the change over time in the net reserves established for property and casualty insurance claims and claim expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts of claims for which settlements have been made in cash as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year, which is the result of the Company learning additional facts that pertain to the unsettled claims. The fourth section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverables. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a claim was first reserved in 2005 at $100 thousand and then determined in 2014 to be $150 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 2005 - 2013 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claim Expense Reserve Development

(Dollars in millions)

	December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Gross reserves for property and casualty claims and claim expenses	$342.7	$317.8	$306.2	$297.8	$301.0	$301.6	$281.1	$274.5	$275.8	$311.1	$301.6
Deduct: reinsurance recoverables	31.6	22.4	15.9	14.8	15.8	12.2	11.5	13.7	14.1	43.7	50.4
Net Reserves for property and casualty claims and claim expenses (1)	311.1	295.4	290.3	283.0	285.2	289.4	269.6	260.8	261.7	267.4	251.2
Paid cumulative as of:
One year later	138.3	129.8	134.1	139.4	132.8	147.5	126.9	118.9	120.2	142.0
Two years later	196.5	184.1	184.2	187.3	186.5	196.8	169.2	160.3	169.6
Three years later	225.0	209.5	208.0	213.0	210.4	217.1	187.8	182.2
Four years later	239.1	223.5	220.0	225.2	220.5	225.9	195.9
Five years later	248.2	231.0	226.5	228.8	225.3	230.0
Six years later	253.0	235.5	229.2	230.5	227.5
Seven years later	255.9	237.1	230.3	231.5
Eight years later	256.9	237.1	231.0
Nine years later	256.5	237.5
Ten years later	256.8
Net Reserves reestimated as of (1):
End of year	311.1	295.4	290.3	283.0	285.2	289.4	269.6	260.8	261.7	267.4	251.2
One year later	291.8	275.4	272.2	271.3	264.7	279.1	252.4	242.8	244.7	254.9
Two years later	279.7	262.1	263.0	255.7	258.6	269.9	233.5	224.1	227.7
Three years later	270.2	255.3	254.0	254.5	255.6	251.6	220.3	213.9
Four years later	256.3	241.6	239.0	245.3	240.1	244.9	214.1
Five years later	257.3	242.9	239.8	239.9	235.8	240.1
Six years later	259.6	243.0	237.1	236.3	232.5
Seven years later	259.7	241.4	234.3	233.9
Eight years later	258.8	239.4	233.2
Nine years later	257.2	238.1
Ten years later	257.0
Net Reserve redundancy (deficiency) – initial net reserves in excess of (less than) reestimated reserves:
Amount (2)	$54.1	$57.3	$57.1	$49.1	$52.7	$49.3	$55.5	$46.9	$34.0	$12.5
Percent	17.4%	19.4%	19.7%	17.3%	18.5%	17.0%	20.6%	18.0%	13.0%	4.7%

Gross reestimated liability - latest	$368.2	$316.9	$303.4	$305.9	$303.7	$304.8	$266.8	$266.7	$278.1	$305.6
Deduct:
Reestimated reinsurance recoverables - latest	111.2	78.8	70.2	72.0	71.2	64.7	52.7	52.8	50.4	50.7
Net Reserves reestimated - latest (1)	$257.0	$238.1	$233.2	$233.9	$232.5	$240.1	$214.1	$213.9	$227.7	$254.9
Gross cumulative excess (deficiency)	$(25.5)	$0.9	$2.8	$(8.1)	$(2.7)	$(3.2)	$14.3	$7.8	$(2.3)	$5.5

(1)	Reserves net of anticipated reinsurance recoverables (“Net Reserves”). Net Reserves is a measure used by the Company’s management to evaluate the overall adequacy of the property and casualty loss reserves and management believes it provides an alternative view of the Company’s anticipated liabilities after reflecting expected recoveries from its reinsurers. This is considered a non-GAAP financial measure under applicable SEC rules because it is not displayed as a separate item in the Consolidated Balance Sheets. For balance sheet reporting, GAAP does not permit the Company to offset expected reinsurance recoveries against liabilities, yet management believes it is useful to investors to take these expected recoveries into account. These adjustments only affect the classification of these items in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows and there is no impact on the Company’s benefits, claims and settlement expenses incurred as reported in the Consolidated Statements of Operations.
(2)	For discussion of the reserve development, see “Notes to Consolidated Financial Statements — Note 5 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Past due reinsurance recoverables as of December 31, 2015 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2015, the Company’s catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (“FHCF”). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25.0 million per occurrence up to $175.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million. For 2016, the Company’s catastrophe excess of loss coverage consists of one contract, and the contract has the same provisions as described for 2015.

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

For liability coverages, in 2015 the Company reinsured each loss above a retention of $0.9 million up to $2.5 million on a per occurrence basis and $20.0 million in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) Effective January 1, 2016, for liability coverages the retention remains $0.9 million with coverage up to $5.0 million on a per occurrence basis and $20.0 million in a clash event.

For property coverages, in 2015 the Company reinsured each loss above a retention of $0.9 million up to $2.5 million on a per risk basis, including catastrophe losses. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $4.8 million of property recovery in any one event. Retention for property coverages remains $0.9 million, with coverage up to $5.0 million on a per risk basis, including catastrophe losses and the Company can submit to the reinsurers two per risk losses from the same occurrence for a total of $8.2 million of property recovery in any one event.

The following table identifies the Company's most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (“A.M. Best”) and Standard & Poor's Corporation (“S&P” or “Standard & Poor's”) as of January 1, 2016. No other single reinsurer's percentage participation in 2016 or 2015 exceeds 5%.

Property Catastrophe First Event Excess of Loss

Reinsurance Participants In Excess of 5%

A.M. Best	S&P			Participation
Rating	Rating	Reinsurer	Parent	2016	2015

A	A+	Lloyd’s of London Syndicates		27%	27%
A+	AA-	Swiss Re Underwriters Agency, Inc	Swiss Re Ltd	10%	10%
NR	AA-	R+V Versicherung AG	DZ BANK AG	7%	7%
A	AA-	SCOR Global P&C SE	SCOR SE	7%	7%
A++	A+	Tokio Millennium Re AG	Tokio Marine Holdings, Inc.	5%	5%

NR - Not rated.

For both 2016 and 2015, property catastrophe reinsurers representing 93% of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best with the remaining 7% of coverage provided by a reinsurer rated “AA-” by S&P but not formally followed by A.M. Best.

Annuity Segment

Educators in the Company's target market continue to benefit from the provisions of Section 403(b) of the Internal Revenue Code (the “Code”) which began in 1961. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to utilize pretax income to make periodic contributions to a qualified retirement plan. (Also see “Regulation — Regulation at Federal Level”.) The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the K-12 portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has 403(b) payroll deduction capabilities utilized by approximately one-third of the 13,500 public school districts in the U.S. Approximately 44% of the Company's new annuity contract deposits in 2015 were for 403(b) tax-qualified annuities; approximately 61% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2015, annuities represented 44% of the Company’s consolidated insurance premiums written and contract deposits.

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

Variable annuity contracts with a guaranteed minimum death benefit (“GMDB”) provide an additional benefit if the contractholder dies and the contract value is less than a contractually defined amount. The Company has a relatively low exposure to GMDB risk because approximately 32% of contract values have no guarantee; approximately 62% have only a return of premium guarantee; and only approximately 6% have a guarantee of premium roll-up at an annual rate of 3% or 5%.

As of December 31, 2015, the Company had 105 variable sub-account options including funds managed by some of the best-known names in the mutual fund industry, such as AllianceBernstein, American Century, American Funds, Ariel, BlackRock, Calvert, Davis, Delaware, Dreyfus, Fidelity, Franklin Templeton, Goldman Sachs, Ibbotson, JPMorgan, Lazard, Lord Abbett, MFS, Neuberger Berman, Putnam, Rainier, Royce, T. Rowe Price, Vanguard, Wells Fargo and Wilshire, offering the Company's customers multiple investment options to address their personal investment objectives and risk tolerance. These funds have been selected with the assistance of Wilshire Associates, the Company’s funds advisor, which provides oversight and input to fund manager additions and replacements. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2015 was $6.0 billion.

Among the Company’s annuity products, the Goal Planning Annuity offers educators a variable annuity with the Company’s wide array of sub-account investment choices. It includes an optional first year premium bonus and two optional riders that enhance the death benefit feature of the product. Another product, Expanding Horizon, is a fixed interest rate annuity contract for investors who do not want investment risk exposure. This product offers educators a competitive rate of interest on their retirement dollars and a choice of bonuses to optimize their benefits at retirement. The Destination Fixed Indexed Annuity product is designed to have potentially greater credited interest rates over the long term than traditional fixed rate annuities, because the credited interest rate will be linked to changes in an index, either the S&P 500 or the Dow Jones Industrial Average.

In addition to individual annuities, the Company offers group variable and fixed annuity products that allow flexibility in customizing 403(b) annuity programs to meet the needs of school districts.

To assist agents in delivering the Horace Mann Value Proposition, the Company has entered into third-party vendor agreements with American Funds Distributors, Inc. and Fidelity Distributors Corporation to market their retail mutual funds and with Raymond James Financial, Inc. to market their mutual fund brokerage accounts. In addition to retail mutual funds accounts, the Company’s agents can offer a 529 college savings program and Coverdell Education Savings Accounts utilizing certain funds. The Company also markets 403(b)(7) tax-deferred mutual fund investment programs and a minimal amount of fixed indexed annuities through additional third-party vendor agreements. Third-party vendors underwrite these accounts or contracts and the Company receives commissions on the sales of these products.

Selected Historical Financial Information For Annuity Segment

The following table provides certain information for the Company's annuity products for the periods indicated.

Annuity Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2015	2014	2013
Financial Data:
Contract deposits
Variable	$174.9	$140.6	$131.7
Fixed	373.1	340.0	291.3
Total	548.0	480.6	423.0
Contract charges earned	25.4	25.6	22.6
Net investment income	228.4	222.1	208.4
Net interest margin (without realized investment gains and losses)	89.7	89.6	81.4
Income before income taxes	63.3	66.7	63.2
Net income	43.4	45.3	44.7

Operating Statistics:
Fixed
Accumulated value	$4,197.0	$3,885.1	$3,617.2
Accumulated value persistency	94.8%	94.5%	95.2%
Variable
Accumulated value	$1,800.7	$1,813.6	$1,748.0
Accumulated value persistency	94.3%	94.0%	94.0%
Number of contracts in force	211,071	202,572	194,523
Average accumulated value (in dollars)	$28,415	$28,132	$27,582
Average annual deposit by contractholders (in dollars)	$2,381	$2,352	$2,253
Annuity contracts terminated due to surrender, death, maturity or other
Number of contracts	7,089	7,246	7,050
Amount	$343.5	$340.9	$294.4
Fixed accumulated value grouped by applicable surrender charge
0%	$2,318.9	$2,000.7	$1,708.1
Greater than 0% but less than 5%	171.2	190.9	211.5
5% and greater but less than 10%	1,542.3	1,528.9	1,531.0
10% and greater	44.9	45.7	46.7
Supplementary contracts with life contingencies not subject to discretionary withdrawal	119.7	118.9	119.9
Total	4,197.0	3,885.1	3,617.2

Life Segment

The Company entered the individual life insurance business in 1949. The Company offers traditional term and whole life insurance products and, from time to time, revises products and product features or develops new products. For instance, the Company offers a discount for educator customers. Following is a description of some of the products and other features in the Company’s life product portfolio. Life by Design is a portfolio of Horace Mann manufactured and branded life insurance products which specifically addresses the financial planning needs of educators. The Life by Design portfolio features individual whole life and individual term products, including 10-, 20- and 30-year level term policies. The Life by Design policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts. The Company offers a combination product called Life Select that mixes a base of either traditional whole life, 20-pay life or life paid-up at age 65 with a variety of term riders to allow for more flexibility in tailoring the coverage to the customers’ varying life insurance needs. Additional products and features are single premium whole life products, as well as a preferred plus underwriting category and $500 thousand and $1 million rate band enhancements for term products. The Company offers Cash Value Term — a term policy that builds cash value while providing the income protection of traditional level term life insurance. In October 2015, the Company introduced an indexed universal life (“IUL”) product with interest crediting strategies linked to the Standard & Poor’s 500 Index and the Dow Jones Industrial Average offering a contingent return based on equity market performance. Along with expanded product offerings, new marketing support tools continue to be introduced to aid the agency force. After December 31, 2006, the Company no longer issues new policies for its “Experience Life” product, a flexible, adjustable-premium life insurance contract that includes availability of an interest-bearing account.

The Company's traditional term, whole life and group life business in force consists of approximately 147,000 policies, representing approximately $12.9 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $59.0 million as of December 31, 2015. In addition, the Company also had in force approximately 55,000 Experience Life policies, representing approximately $3.6 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $44.1 million.

In 2015, the life segment represented 8% of the Company’s consolidated insurance premiums written and contract deposits.

During 2015, the average face amount of ordinary life insurance policies issued by the Company was approximately $173,000 and the average face amount of all ordinary life insurance policies in force at December 31, 2015 was approximately $96,000.

The maximum individual life insurance risk retained by the Company is $300,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are rated “A- (Excellent)” or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. In 2015, the Company reinsured 100% of the catastrophe risk in excess of $1 million up to $35 million per occurrence, with one reinstatement. For 2016, the Company’s catastrophe risk coverage is unchanged. The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

The Company has programs to offer variable universal life and fixed interest rate universal life insurance with two third-party vendors underwriting such insurance. Through December 31, 2015, the Company also offered indexed universal life underwritten by a third-party vendor. Under these programs, the third-party vendors underwrite and bear the risk of these insurance policies and the Company receives a commission on the sale of that business.

Selected Historical Financial Information For Life Segment

The following table provides certain information for the Company's life insurance products for the periods indicated.

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2015	2014	2013
Financial Data:
Insurance premiums and contract deposits	$102.7	$102.7	$100.8
Insurance premiums and contract charges earned	110.5	108.4	106.4
Net investment income	71.6	71.8	69.9
Income before income taxes	22.9	26.9	31.3
Net income	15.0	17.5	20.4

Operating Statistics:
Life insurance in force
Ordinary life	$15,589	$14,871	$14,147
Group life	916	930	957
Total	$16,505	$15,801	$15,104
Number of policies in force
Ordinary life	162,670	161,759	160,362
Group life	39,119	39,108	39,799
Total	201,789	200,867	200,161
Average face amount in force (in dollars)
Ordinary life	$95,832	$91,933	$88,219
Group life	23,416	23,780	24,046
Total	81,793	78,664	75,459
Lapse ratio (ordinary life insurance in force)	4.1%	4.0%	4.4%
Ordinary life insurance terminated due to death, surrender, lapse or other
Face amount of insurance surrendered or lapsed	$643.5	$565.2	$606.7
Number of policies	5,014	4,093	4,549
Amount of death claims opened	$58.6	$50.0	$48.5
Number of death claims opened	1,645	1,507	1,622

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

Among the major national providers of annuities to educators, the Company’s competitors for annuity business include The Variable Annuity Life Insurance Company (“VALIC”), a subsidiary of American International Group (“AIG”); AXA; Voya Financial, Inc.; Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company; MetLife; Security Benefit; and Teachers Insurance and Annuity Association – College Retirement Equities Fund (“TIAA-CREF”). Select mutual fund families and financial planners also compete in this marketplace.

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

Investments

The Company's investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities, which are selected to match the anticipated duration of the Company’s liabilities. When impairment of the value of an investment is considered other-than-temporary, the decrease in value is recorded and a new cost basis is established. At December 31, 2015, fixed income securities represented 93.0% of the Company’s total investment portfolio, at fair value. Of the fixed income investment portfolio, 96.5% was investment grade and 95.3% was publicly traded. At December 31, 2015, the average quality and average option-adjusted duration of the total fixed income portfolio were A and 5.8 years, respectively. At December 31, 2015, investments in non-investment grade fixed income securities represented 3.4% of the total investment portfolio, at fair value. There are no significant investments in mortgage whole loans, real estate or non-U.S. dollar-denominated foreign securities.

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

The following table presents the carrying values and amortized cost of the Company's investment portfolio.

Investment Portfolio

December 31, 2015

(Dollars in millions)

	Percentage
	of Total	Carrying Value
	Carrying		Annuity	Property and	Amortized
	Value	Total	and Life	Casualty	Cost or Cost
Publicly Traded Fixed Maturity Securities,
Equity Securities and Short-term Investments:
U.S. Government and agency obligations, all investment grade (1):
Mortgage-backed securities	6.6%	$504.5	$493.7	$10.8	$461.9
Other, including U.S. Treasury securities	7.1	546.1	537.8	8.3	532.4
Investment grade corporate and public utility bonds	30.5	2,329.6	2,195.0	134.6	2,234.6
Non-investment grade corporate and public utility bonds (2)	2.4	181.7	118.4	63.3	193.9
Investment grade municipal bonds	21.4	1,626.2	1,120.6	505.6	1,466.3
Non-investment grade municipal bonds (2)	0.5	37.3	20.2	17.1	43.3
Investment grade other mortgage-backed securities (3)	18.5	1,418.1	1,351.7	66.4	1,422.3
Non-investment grade other mortgage-backed securities (2)(3)	0.4	30.6	30.4	0.2	30.1
Foreign government bonds, all investment grade	1.0	73.6	72.3	1.3	67.4
Redeemable preferred stock, all investment grade	0.2	13.5	13.5	-	11.6
Equity securities:
Non-redeemable preferred stocks, all investment grade	0.2	15.8	11.8	4.0	16.3
Common stocks	0.8	64.7	2.4	62.3	59.4
Closed-end fund	0.2	19.3	19.3	-	20.0
Short-term investments (4)	2.3	174.1	146.4	27.7	174.1
Total publicly traded securities	92.1	7,035.1	6,133.5	901.6	6,733.6
Other Invested Assets:
Investment grade private placements	4.3	325.6	325.6	-	317.4
Non-investment grade private placements (2)	0.1	4.5	4.5	-	4.4
Mortgage loans (5)	-	*	*	-	*
Policy loans	1.8	148.7	148.7	-	148.7
Other	1.7	134.1	96.8	37.3	134.1
Total other invested assets	7.9	612.9	575.6	37.3	604.6
Total investments (6)	100.0%	$7,648.0	$6,709.1	$938.9	$7,338.2

*	Less than $0.1 million.
(1)	Includes $455.3 million fair value of investments guaranteed by the full faith and credit of the U.S. Government and $595.3 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. Government.
(2)	A non-investment grade rating is assigned to a security when it is acquired or when it is downgraded from investment grade, primarily on the basis of the Standard & Poor's Corporation (“Standard & Poor’s” or “S&P”) rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. (“Moody's”) rating for such security, or if there is no S&P or Moody's rating, the National Association of Insurance Commissioners’ (the “NAIC”) rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.
(3)	Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized debt obligations. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2015 — Net Realized Investment Gains and Losses” listed on page F-1 of this report.
(4)	Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments included $169.7 million in money market funds rated AAA, one $4.0 million corporate bond rated BBB and one $0.4 million corporate bond rated BB.
(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.
(6)	Approximately 7% of the Company's investment portfolio, having a carrying value of $515.1 million as of December 31, 2015, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2015, municipal bonds represented $337.7 million carrying value.

Fixed Maturity Securities and Equity Securities

At December 31, 2015, approximately 27% of the Company's fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. Governmental agencies, represented approximately 26% of the total investment portfolio at December 31, 2015. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

For financial reporting purposes, the Company has classified the entire fixed maturity portfolio as “available for sale”. Fixed maturities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on securities available for sale is recorded as a separate component of accumulated other comprehensive income within shareholders' equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs associated with investment contracts and life insurance products with account values. Fixed maturities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors, other than securities that are in an unrealized loss position for which management has the stated intent to hold until recovery.

Cash Flow

Information regarding HMEC’s sources and uses of cash, including payment of principal and interest with respect to HMEC's indebtedness, and payment by HMEC of dividends to its shareholders, is contained in “Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Cash Flow” and “— Capital Resources” listed on page F-1 of this report.

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2016 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $90 million.

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

In addition to individual state monitoring and regulation, state regulators develop coordinated regulatory policies through the NAIC. States have adopted NAIC risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on HMEC’s insurance subsidiaries. At December 31, 2015 and 2014, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels. States have also adopted the NAIC’s U.S. Own Risk and Solvency Assessment (“ORSA”) which requires insurance companies to submit their own assessment of their current and future risks and provide a consolidated group-level perspective on risk and capital formulated through an internal risk self-assessment process.

Assessments Against Insurers and Mandatory Insurance Facilities

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes in certain states. Also, the Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company's direct writings in the applicable state. For the three years ended December 31, 2015, the impact of the above industry items were not material to the Company’s results of operations.

Regulation at Federal Level

Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and annuity business include employee benefits regulation, standards applied to employer sponsored retirement plans, standards applied to certain financial advisors, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry anti-trust exemption, and minimum solvency requirements. See also “Item 1A. Risk Factors”. Other federal regulation such as the Patient Protection and Affordable Care Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact the Company’s business.

The variable annuities underwritten by HMLIC are regulated by the SEC. Horace Mann Investors, Inc., the broker-dealer and Registered Investment Adviser subsidiary of HMEC, also is regulated by the SEC, FINRA, the Municipal Securities Rule-making Board (“MSRB”) and various state securities regulators.

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

Financial Regulation Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The FIO studies the current insurance regulatory system and is charged with monitoring and providing specific reports on various aspects of the insurance industry. However, the FIO does not have general supervisory or regulatory authority over the business of insurance. The FIO has suggested an expanded federal role in some circumstances. As various aspects of Dodd-Frank continue to be addressed by governmental bodies, management will continue to monitor these future developments for impact on the Company, insurers of similar size and the insurance industry as a whole.

Employees

At December 31, 2015, the Company had approximately 1,350 non-agent employees and 46 full-time Employee Agents. (This does not include 638 Exclusive Agent independent contractors that were part of the Company’s total dedicated agency force at December 31, 2015.) The Company has no collective bargaining agreement with any employees.

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

Financial markets in the U.S. and elsewhere can experience extreme volatility and disruption for uncertain periods of time. During such times, stresses affecting the global banking system can lead to economic volatility which can exert significant downward pressure on prices of equity securities and many other investment asset classes and result in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Many states and local governments can also be impacted by adverse economic conditions which could have an impact on both the Company’s niche market and its investment portfolio. Like other financial institutions which face significant financial market risk in their operations, the Company was adversely affected by these conditions and could be adversely impacted by similar circumstances in the future. The Company’s ability to access the capital markets to refinance outstanding indebtedness or raise capital could be impaired during significant financial market disruptions.

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

From time to time, the Company could enter into foreign currency, interest rate, credit derivative and other hedging transactions in an effort to manage risks, including risks that may be attributable to any new products offered by the Company. For instance, the Company recently began utilizing call options to manage interest crediting risk related to its newly introduced fixed indexed annuity and indexed universal life products. We cannot provide assurance that we will successfully structure derivatives and hedges so as to effectively manage risks. If our calculations are incorrect, or if we do not properly structure our derivatives or hedges, we may have unexpected losses and our assets may not be adequate to meet our needed reserves, which could adversely affect our financial condition and results of operations.

Although the Company’s defined benefit pension plan is frozen, declining financial markets could also cause, and in the past have caused, the value of the investments in this pension plan to decrease, resulting in additional pension expense, a reduction in other comprehensive income and an increase in required contributions to the defined benefit pension plan, which could have an adverse effect on our financial condition and results of operations.

The determination of the fair value of our fixed income and equity securities includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially impact our financial condition and results of operations.

The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, fair value determination may require more subjectivity and management judgment and those fair values may differ materially from the value at which the investments ultimately could be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. The difference between fair value and amortized cost or cost, net of applicable deferred income tax asset or liability and the related impact on deferred policy acquisition costs associated with investment (annuity) contracts and life insurance products with account values, and interest-sensitive life contracts, is reflected as a component of accumulated other comprehensive income within shareholders' equity. Decreases in the fair value of our investments could have a material adverse effect on our financial condition and results of operations.

A sustained period of low interest rates or interest rate fluctuations could negatively affect the income we derive from the difference between the interest rates we earn on our investments and the interest we pay under our fixed annuity contracts and life insurance products with account values.

Significant changes in interest rates expose us to the risk of not earning income or experiencing losses based on the differences between the interest rates earned on our investments and the credited interest rates paid on our outstanding fixed annuity contracts and life insurance products with account values. Significant changes in interest rates may affect:

•	the ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in our annuity and life products;
•	the book yield of our investment portfolio; and
•	the unrealized gains and losses in our investment portfolio and the related after tax effect on our shareholders’ equity and total capital.

Both rising and declining interest rates can negatively affect the income we derive from our annuity and life products’ interest rate spreads. During periods of falling interest rates or a sustained period of low interest rates, our investment earnings will be lower because new investments in fixed maturity securities likely will bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our annuity contracts, particularly in a multi-year period of low interest rates. As of the time of this Annual Report on Form 10-K, new money rates remain at historically low levels. If interest rates do remain low over an extended period of time, it could pressure our net investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities.

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

Changes in interest rates may also affect our business in other ways. For example, a rapidly changing interest rate environment may result in less competitive crediting rates on certain of our fixed rate products which could make those products less attractive, leading to lower sales and/or increases in the level of life insurance and annuity product surrenders and withdrawals. New business volume also could be negatively impacted by product or agent compensation changes which we might make to mitigate the income effect of spread compression. Interest rate fluctuations that impact future profits may also impact the amortization of deferred policy acquisition costs.

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

All derivative instruments, including derivative instruments embedded in fixed indexed annuity contracts and indexed universal life policies, are recognized in the balance sheet at their fair values. Changes in the fair value of these instruments are recognized immediately in our results of operations as follows:

•	Call options purchased to fund the annual index credits on our fixed indexed annuity and indexed universal life products are presented at fair value. The fair value of the call options is based on the amount of cash expected to be received to settle the call options obtained from the counterparties adjusted for the nonperformance risk of the counterparty. The change in fair value of derivatives includes the gains or losses recognized at expiration of the option term or upon early termination as well as changes in fair value for open positions.
•	The fixed indexed annuity contractual obligations for future annual index credits are treated as a "series of embedded derivatives" over the expected lives of the applicable contracts. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in equity market performance and changes in the interest rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values.
•	The indexed universal life contractual obligations for future index credits are set equal to the fair value of outstanding 12 month derivatives held in support of the applicable contracts.

In future periods, the application of fair value accounting for derivatives and embedded derivatives to our fixed indexed annuity and indexed universal life business may cause volatility in our results of operations.

Mark-to-market adjustments on certain equity method investments may reduce our profitability and/or cause volatility in our reported results of operations.

We invest a portion of our invested assets in limited partnership funds, which are accounted for using the equity method with changes in fair value reported in net investment income in the Consolidated Statement of Operations. The amount and timing of income from such investment funds tend to be uneven as a result of the performance of the underlying investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from period to period. Recent equity and credit market volatility may reduce investment income from these types of investments and negatively impact our results of operations.

An inability to access Federal Home Loan Bank (“FHLB”) funding could adversely affect our results of operations.

Any changes in requirements to retain membership in the Federal Home Loan Bank, or changes in regulation, could impact our eligibility for continued FHLB membership or our FHLB funding capacity. Any event that adversely affects amounts received from FHLB could have an adverse effect on our results of operations.

Losses due to defaults by others could reduce our profitability or negatively affect the value of our investments.

Third-party debtors may not pay or perform their obligations. These parties may include the issuers whose securities we hold, customers, reinsurers, borrowers under mortgage loans, trading counterparties, counterparties under swaps and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.

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

The default of a major market participant could disrupt the securities markets or clearance and settlement systems in the U.S. or abroad. A failure of a major market participant could cause some clearance and settlement systems to assess members of that system, including our broker-dealer and Registered Investment Adviser regulatory entities, or could lead to a chain of defaults that could adversely affect us. A default of a major market participant could disrupt various markets, which could in turn cause market declines or volatility and negatively impact our financial condition and results of operations.

Catastrophic events, as well as significant weather events not designated as catastrophes, can have a material adverse effect on our financial condition and results of operations.

Underwriting results of property and casualty insurers are subject to weather and other conditions prevailing in an accident year. While one year may be relatively free of major weather or other disasters — not all of which are designated by the insurance industry as a catastrophe, another year may have numerous such events causing results for such a year to be materially worse than for other years.

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

Based on 2015 direct premiums earned, 57% of the total annual premiums for our property and casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, North Carolina, Texas, South Carolina, Florida and Louisiana.

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

At December 31, 2015, we had $47.4 million of goodwill recorded on our Consolidated Balance Sheet. Goodwill was recorded when the Company was acquired in 1989 and when Horace Mann Property & Casualty Insurance Company was acquired in 1994, in both instances reflecting the excess of cost over the fair market value of net assets acquired. In 2015, the goodwill balance was evaluated for impairment, as described in “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies”, with no impairment charge resulting from such assessment. The evaluation of goodwill considers a number of factors including the impacts of a volatile financial market on earnings, discount rate assumptions, liquidity and the Company’s market capitalization. If an evaluation of the Company’s fair value or of the Company’s segments’ fair value indicated that all or a portion of the goodwill balance was impaired, the Company would be required to write off the impaired portion. Such a write-off could have a material adverse effect on our results of operations in the period of the write-off; however, management does not anticipate a material effect on the Company’s financial condition.

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

The Company’s agencies are owned primarily by non-employee, independent contractor, Exclusive Agents and nearly all of these agencies operate under the Agency Business Model — agents in outside offices with licensed producers — which is designed to remove capacity constraints while increasing productivity. The economic viability of each agency is directly dependent of the productivity of the agency and the success at penetrating, serving and cross-selling the Company’s educator market.

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

If the Department of Labor (“DOL”) fiduciary rule is issued in substantially the same form as proposed or if the Securities and Exchange Commission (“SEC”) adopts a fiduciary standard of care, it could have a material adverse effect on our business, financial condition and results of operations.

On April 14, 2015, the DOL published a proposed regulation seeking to more broadly define the types of activities that would result in a person being deemed a “fiduciary” for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act (“ERISA”) and Internal Revenue Code Section 4975. Section 4975 prohibits certain kinds of compensation with respect to transactions involving assets in certain accounts, including individual retirement accounts (“IRAs”).

The DOL submitted the proposed regulation to the Office of Management and Budget (“OMB”) on January 28, 2016. The OMB has up to 90 days to review the regulation. After OMB approval, the DOL will publish the final regulation. The proposed regulation provides that its requirements will generally become effective eight months after publication of the regulation.

If the final regulation is released as proposed, it will affect the ways in which financial services representatives can be compensated for sales to participants in ERISA employer-sponsored qualified plans and sales to IRA customers, and it will impose significant additional legal obligations and disclosure requirements. While the proposed regulation does not affect non-ERISA employer-sponsored qualified plans, such as public school 403(b) plans, it could have the following impacts, among others:

•	It could inhibit our ability to sell and service IRAs, resulting in a change and/or a reduction of the types of products we offer for IRAs, and impact our relationship with current clients.
•	It could require changes in the way that we compensate our agents, thereby impacting our agents’ business model.
•	It could require changes in our distribution model for financial services products and could result in a decrease in the number of our agents.
•	It could increase our costs of doing IRA business and increase our litigation and regulatory risks.

The form, substance and specific timing of a final rule are still uncertain as of the time of this Annual Report on Form 10-K. As described above, the final regulation could have a material adverse effect on our business and results of operations.

Further, in January 2011, under the authority of the Dodd-Frank Act, the SEC submitted a report to Congress recommending that the SEC adopt a fiduciary standard of conduct for broker-dealers. According to the SEC, notice of proposed rulemaking is anticipated in October 2016. In addition to activity by the DOL, regulatory activity by the SEC also has the potential to adversely impact our business, financial condition and results of operations.

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

While the U.S. financial market and certain sectors of the economy have shown improvement over recent years, federal and state revenue shortages continue to pressure the budgets of many school districts. Teacher layoffs and early retirements have taken place and it is possible that additional reductions could occur. Similar to others in the insurance industry, the Company has experienced periods with pressure on new business sales levels. However, despite the economic headwinds, as of the time of this Annual Report on Form 10-K, the Company’s retention of annuity accumulated values remains strong with continued positive total annuity net fund flows. However, there can be no assurance that these business factors will remain favorable.

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

Particularly in the property and casualty business, our insurance subsidiaries from time to time, generally on a cyclical basis, experience periods of intense competition during which they may be unable to increase policyholders and revenues without adversely impacting profit margins. During the current cycle, and potentially beyond, competition from direct writers and large, mass market carriers has been particularly aggressive, evidenced in part by their significant national advertising expenditures. In addition, advancements in vehicle technology and safety features, such as accident prevention technologies or the development of autonomous or partially autonomous vehicles — once widely available and utilized, as well as expanded availability of usage-based insurance could materially alter the way that automobile insurance is marketed, priced and underwritten. The inability of our insurance subsidiaries to effectively anticipate the impact of these issues on our business and compete successfully in the property and casualty business could adversely affect the subsidiaries’ financial condition and results of operations and the resulting ability to distribute cash to the holding company.

In our annuity business, the current IRS Section 403(b) regulations make the 403(b) market similar to the 401(k) market. These regulations have reduced and could continue to reduce the number of competitors in this market as the 403(b) market has become more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business. While not yet widespread, there has been continued pressure in some states to adopt state-sponsored or mandated 403(b) plans with single- or limited-provider options; this pressure has come from competitor lobbying efforts and state legislature-initiated pension reform initiatives. The inability of our insurance subsidiaries to compete successfully in these markets could adversely affect the subsidiaries’ financial condition and results of operations and the resulting ability to distribute cash to the holding company.

A reduction or elimination of the tax advantages of annuity and life products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) annuities and individual retirement accounts (“IRAs”), could make our products less attractive to clients and adversely affect our operating results.

A significant part of our annuity business involves fixed and variable 403(b) tax-qualified annuities, which are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our life and annuity products to clients or the tax benefits of programs utilized by our customers. As a result of persisting economic conditions, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax-advantaged products or result in notable reforms to educator pension programs. See also “Item 1. Business — Regulation — Regulation at Federal Level”.

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

Dodd-Frank created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The FIO studies the current insurance regulatory system and is charged with monitoring and providing specific reports on various aspects of the insurance industry. However, the FIO does not have general supervisory or regulatory authority over the business of insurance. The FIO has suggested an expanded federal role in some circumstances. Management will continue to monitor developments under Dodd-Frank, as various aspects of it continue to be addressed by governmental bodies. Additional regulations could adversely affect the efficiency and effectiveness of business processes, financial condition and results of operations of the Company, insurers of similar size and/or the insurance industry as a whole.

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

Unauthorized access to and unintentional dissemination of our confidential, highly-sensitive customer, employee or Company data or other breaches of data security in our facilities, networks or databases, or those of our agents or third-party vendors — including information technology and software vendors, could result in loss or theft of assets or sensitive information, data corruption or operational disruption that may expose the Company to liability and/or regulatory action and may have an adverse impact on the Company’s customers, employees, investors, reputation and business. In addition, any compromise of the security of our data or prolonged denial of service on our websites could harm the Company’s business and reputation. We have designed, implemented and routinely test industry-compliant procedures for protection of confidential information and sensitive corporate data, including rapid response procedures to help contain or prevent data loss if a breach were to occur. We have also implemented multiple technical security protections and contractual obligations regarding security breaches for our agents and third-party vendors. Even with these efforts, there can be no assurance that security breaches or service disruptions will be prevented.

Successful execution of our business growth strategy is dependent on effective implementation of new or enhanced technology systems and applications.

Our ability to effectively execute our business growth strategy and leverage potential economies of scale is dependent on our ability to provide the requisite technology components for that strategy. While we have effectively upgraded our infrastructure technologies with improvements in our data center, a new communications platform and enhancements to our disaster recovery capabilities, our ability to replace or supplement dated, monolithic legacy business systems — such as our life, annuity and property and casualty policy administrative systems — with more flexible, maintainable, and customer accessible solutions will be necessary to achieve our plans. The inherent difficulty in replacing and/or modernizing these older technologies, coupled with the Company’s limited experience in these endeavors, presents an increased risk to delivering these technology solutions in a cost effective and timely manner. Our scale will require us to develop innovative solutions to address these challenges, including consideration of “software as a service” arrangements and other third-party based information technology capabilities. More modern approaches to software development and utilization of third-party vendors can augment the Company’s internal capacity for these implementations, but may not adequately reduce the operational risks of timely and cost effective delivery.

Loss of key vendor relationships could affect our operations.

We rely on services and products provided by a number of vendors in the United States and abroad. These include, for example, vendors of computer hardware and software, including on-demand software, and vendors of services such as investment management advisement, information technology services — such as those associated with our life, annuity and property and casualty policy administrative systems — and delivery services for customer policy-level communications. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational difficulties and financial losses.

ITEM1B.    Unresolved Staff Comments

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

PART II

ITEM 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

HMEC's common stock is traded on the NYSE under the symbol of HMN. The following table provides the high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends paid per share of common stock during the periods indicated.

	Market Price		Dividend
Fiscal Period	High	Low	Paid
2015:
Fourth Quarter	$36.73	$32.28	$0.25
Third Quarter	38.01	30.78	0.25
Second Quarter	37.27	33.71	0.25
First Quarter	34.46	30.18	0.25
2014:
Fourth Quarter	$33.74	$28.11	$0.23
Third Quarter	31.79	28.34	0.23
Second Quarter	31.73	27.70	0.23
First Quarter	31.87	27.42	0.23

The payment of dividends in the future is subject to the discretion of the Board of Directors of HMEC and will depend upon general business conditions, legal restrictions and other factors the Board of Directors may deem to be relevant. Additional information is contained in “Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions” listed on page F-1 of this report and in “Item 1. Business — Cash Flow”.

Shareholder Return Performance Graph

The graph below compares cumulative total return* of Horace Mann Educators Corporation, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2010 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	12/10	12/11	12/12	12/13	12/14	12/15

HMEC	$100	$78	$117	$191	$207	$214
S&P 500 Insurance Index	100	92	109	160	173	177
S&P 500 Index	100	102	118	156	177	180

*	The S&P 500 Index and the S&P 500 Insurance Index, as published by Standard and Poor’s Corporation (“S&P”), assume an annual reinvestment of dividends in calculating total return. Horace Mann Educators Corporation assumes reinvestment of quarterly dividends when paid.

Holders and Shares Issued

As of February 15, 2016, the approximate number of holders of HMEC’s common stock was 12,000.

During 2015, options were exercised for the issuance of 85,532 shares, 0.2% of the Company’s common stock shares outstanding at December 31, 2014. The Company received $1.6 million as a result of these option exercises, including related federal income tax benefits, which was used for general corporate purposes.

Regarding the equity compensation plan information required by Item 201(d) of Regulation S-K, see “Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters”.

Issuer Purchases of Equity Securities

On December 7, 2011, the Company’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the “2011 Plan”). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase programs do not have an expiration date and may be limited or terminated at any time without notice. During the three months ended December 31, 2015, the Company repurchased shares of HMEC common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

October 1 - 31	40,400	$32.83	40,400	$5.9 million
November 1 - 30	8,178	33.24	8,178	5.6 million
December 1 - 31	138,016	33.13	138,016	1.0 million
Total	186,594	33.07	186,594	1.0 million	(1)

(1)	Prior to initiation of the program authorized on September 30, 2015, described above. As of December 31, 2015, the Company had $51.0 million remaining under the combined authorizations.

ITEM 6.     Selected Financial Data

The information required by Item 301 of Regulation S-K is contained in the table in “Item 1. Business — Selected Historical Consolidated Financial Data”.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

a.)    Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2015. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K.

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management, including our CEO and our CFO, determined that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, as stated in their report listed on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders.

Horace Mann Educators Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. In addition, the Board of Directors of Horace Mann Educators Corporation has adopted the code of ethics for its Board members as it applies to each Board member’s business conduct on behalf of the Company. The code of ethics is posted on the Company’s website, www.horacemann.com, under “Investors — Corporate Overview — Governance Documents”. In addition, amendments to the code of ethics and any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules will be disclosed at the same location as the code of ethics on the Company’s website.

ITEM 11.   Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 14.   Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)(1)        The following consolidated financial statements of the Company are contained in the Index to Financial Information on page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

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

Schedule IV - Reinsurance.

(a)(3)        The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent.

Exhibit
No.		Description

	10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

	10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit
No.		Description

	10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(e)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

	10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.7*	Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.8*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015.

	10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

Exhibit
No.		Description

	10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015.

	10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

	10.11(b)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015.

	10.12*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

Exhibit
No.		Description

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

	(b)	See list of exhibits in this Item 15.

	(c)	See list of financial statement schedules in this Item 15.

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
President, Chief Executive Officer and a Director

/s/ Daniel A. Domenech
Daniel A. Domenech, Director

/s/ Mary H. Futrell
Principal Financial Officer:	Mary H. Futrell, Director

/s/ Dwayne D. Hallman	/s/ Stephen J. Hasenmiller
Dwayne D. Hallman	Stephen J. Hasenmiller, Director
Executive Vice President and Chief Financial Officer

/s/ Ronald J. Helow
Ronald J. Helow, Director

/s/ Beverley J. McClure
Principal Accounting Officer:	Beverley J. McClure, Director

/s/ Bret A. Conklin	/s/ Robert Stricker
Bret A. Conklin	Robert Stricker, Director
Senior Vice President and Controller

/s/ Steven O. Swyers
Steven O. Swyers, Director

Dated: February 29, 2016

HORACE MANN EDUCATORS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company's business. For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors”. That discussion includes factors such as:

•	The impact that a prolonged economic recession may have on the Company’s investment portfolio; volume of new business for automobile, homeowners, annuity and life products; policy renewal rates; and additional annuity contract deposit receipts.
•	Fluctuations in the fair value of securities in the Company's investment portfolio and the related after tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses.
•	Prevailing low interest rate levels, including the impact of interest rates on (1) the Company's ability to maintain appropriate interest rate spreads over minimum fixed rates guaranteed in the Company's annuity and life products, (2) the book yield of the Company's investment portfolio, (3) unrealized gains and losses in the Company's investment portfolio and the related after tax effect on the Company's shareholders' equity and total capital, (4) amortization of deferred policy acquisition costs and (5) capital levels of the Company’s life insurance subsidiaries.
•	The frequency and severity of events such as hurricanes, storms, earthquakes and wildfires, and the ability of the Company to provide accurate estimates of ultimate claim costs in its consolidated financial statements.
•	The Company’s risk exposure to catastrophe-prone areas. Based on full year 2015 property and casualty direct earned premiums, the Company’s ten largest states represented 57% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, North Carolina, Texas, South Carolina, Florida and Louisiana.
•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.
•	Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the amortization of deferred policy acquisition costs.
•	Adverse results from the assessment of the Company’s goodwill asset requiring write off of the impaired portion.
•	The Company's ability to issue new indebtedness or refinance outstanding indebtedness or repurchase shares of the Company’s common stock.
•	The Company's ability to (1) develop and expand its marketing operations, including agents and other points of distribution, and (2) maintain and secure access to educators, school administrators, principals and school business officials.

•	The effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues. The effects of these forces can include, among others, teacher layoffs and early retirements, as well as individual concerns regarding employment and economic uncertainty.
•	The Company's ability to profitably expand its property and casualty business in highly competitive environments.
•	Changes in federal and state laws and regulations, which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing Section 403(b) plans and the U.S. Department of Labor’s recent proposed rule defining who is a “fiduciary” of a qualified retirement plan.
•	Changes in public employee retirement programs as a result of federal and/or state level pension reform initiatives.
•	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
•	The Company's ability to effectively implement new or enhanced information technology systems and applications.

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

For 2015, the Company’s net income of $93.5 million decreased $10.7 million compared to 2014. After tax net realized investment gains of $8.6 million were $1.7 million more than a year earlier. And, 2015 net income reflected debt retirement costs of $1.5 million after tax. For the property and casualty segment, net income of $40.0 million decreased $6.9 million compared to 2014. The property and casualty combined ratio was 97.0% for 2015, 0.9 percentage point higher than the 96.1% for 2014, primarily reflecting continued improvement in current accident year non-catastrophe results for homeowners — reflecting the impacts of initiatives to improve profitability, more than offset by pressure on automobile results primarily due to higher loss severity. In addition, catastrophe losses increased in 2015 — representing a $4.5 million after tax decrease to net income compared to 2014 — and 2015 reflected a reduced level of favorable prior years’ reserve development — representing a $3.0 million reduction to net income compared to 2014. Annuity segment net income of $43.4 million for 2015 decreased $1.9 million compared to 2014 largely due to equity market performance, which negatively impacted the unlocking of deferred policy acquisition costs and fee income, and pressures of the interest rate environment. For 2015, unlocking of deferred policy acquisition costs decreased net income $2.2 million compared to a $0.8 million negative after tax impact in 2014. The net interest margin amount was comparable to 2014. Assets under management of $6.0 billion increased 5% compared to a year earlier and disciplined crediting rate management continues. Life segment net income of $15.0 million decreased $2.5 million compared to 2014 primarily due to a higher level of mortality losses in 2015. The Company recorded a reduction in incentive compensation expense in 2015 due to the correction of an immaterial out-of-period adjustment. The majority of the cost reduction benefitted the property and casualty segment, increasing that segment’s net income by approximately $2 million and decreasing the combined ratio by approximately 0.5 percentage point for 2015. The benefit to the annuity and life segments was approximately $0.5 million after tax for each segment. See also “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation”.

Premiums written and contract deposits increased 8% compared to 2014 primarily due to an increase in the amount of annuity deposits received in 2015, as well as growth in the property and casualty segment. Annuity deposits received were 14% greater than the prior year, including amounts related to the Company’s 401(k) group annuity contract as further explained in “Results of Operations for the Three Years Ended December 31, 2015 — Insurance Premiums and Contract Charges”. Excluding this item, consolidated and annuity segment growth were 5% and 7%, respectively. Property and casualty segment premiums written increased 4% compared to the prior year, primarily due to the favorable impact from increases in average premium per policy for homeowners and automobile, accompanied by the favorable impacts due to reductions in catastrophe reinsurance costs and an increase in automobile policies in force. Life segment insurance premiums and contract deposits were comparable to 2014.

The Company’s book value per share was $31.18 at December 31, 2015, a decrease of 5% compared to 12 months earlier. This decrease reflected net income for the 12 months more than offset by a decrease in net unrealized investment gains due to wider credit spreads across most asset classes and a slight increase in U.S. Treasury rates, which resulted in a decrease in net unrealized gains for the Company’s holdings of fixed income and equity securities. At December 31, 2015, book value per share excluding investment fair value adjustments was $26.86, representing a 6% increase compared to 12 months earlier.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company's management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's consolidated financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgments include: fair value measurements, other-than-temporary impairment of investments, goodwill, deferred policy acquisition costs for investment contracts and life insurance products with account values, liabilities for property and casualty claims and claim expenses, liabilities for future policy benefits, deferred taxes and valuation of assets and liabilities related to the defined benefit pension plan.

Information regarding the Company’s accounting policies pertaining to these topics is located in the “Notes to Consolidated Financial Statements” as listed on page F-1 of this report and is not repeated in the discussion below.

Fair Value Measurements

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. The valuation of fixed maturity securities and equity securities is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. See also “Notes to Consolidated Financial Statements — Note 3 — Fair Value of Financial Instruments”.

Valuation of Fixed Maturity and Equity Securities

The fair value of the Company’s fixed maturity securities portfolio was $7,091.3 million at December 31, 2015. For fixed maturity securities, each month the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 91% of the portfolio, based on fair value, was priced through pricing services or index priced using observable inputs as of December 31, 2015. The remainder of the portfolio was priced by broker-dealers or pricing models.

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

The fair value of the Company’s equity securities portfolio was $99.8 million at December 31, 2015. All of the portfolio was priced from observable market quotations at December 31, 2015. Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.

At December 31, 2015, Level 3 invested assets comprised approximately 2% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value.

Other-than-temporary Impairment of Investments

The Company's methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for the full loss amount for all equity securities and for the credit-related loss portion associated with impaired fixed maturity securities. The amount of the total other-than-temporary impairment related to non-credit factors for fixed maturity securities is recognized in other comprehensive income, net of applicable taxes, unless the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis. See also “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Other-than-temporary Impairment of Investments”.

Goodwill

Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess; the charge could have a material adverse effect on the Company’s results of operations. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments. As of December 31, 2015, the Company’s allocation of goodwill by reporting unit/segment was as follows: $28.0 million, annuity; $9.9 million, life; and $9.5 million, property and casualty. Also see “Notes to Consolidated Financial

Statements — Note 1 — Summary of Significant Accounting Policies — Goodwill and Value of Acquired Insurance In Force”.

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

The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. There were no events or material changes in circumstances during 2015 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

Deferred Policy Acquisition Costs for Investment Contracts and Life Insurance Products With Account Values

Policy acquisition costs, consisting of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. Capitalized acquisition costs are amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for indexed universal life contracts. See also “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Deferred Policy Acquisition Costs”.

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained annual deviations are experienced. The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes. The potential effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At December 31, 2015, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 3%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, based on capitalized annuity policy acquisition costs as of December 31, 2015 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.25 million and $0.35 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would impact amortization between $0.20 million and $0.30 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations for the Three Years Ended December 31, 2015 — Policy Acquisition Expenses Amortized”.

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

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. A detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements — Note 5 — Property and Casualty Unpaid Claims and Claim Expenses”. Due to the nature of the Company’s personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $10 million of net income based on net reserves as of December 31, 2015. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s actuaries discuss their loss and loss adjustment expense actuarial analysis with management. As part of this discussion, the indicated point estimate of the IBNR loss reserve by line of business (coverage) is reviewed. The Company’s actuaries also discuss any indicated changes to the underlying assumptions used to calculate the indicated point estimate. Any variance between the indicated reserves from these changes in assumptions and the previously carried reserves is reviewed. After discussion of these analyses and all relevant risk factors, management determines whether the reserve balances require adjustment. The Company’s best estimate of loss reserves may change depending on a revision in the underlying assumptions.

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	December 31, 2015			December 31, 2014
	Case	IBNR		Case	IBNR
	Reserves	Reserves	Total (1)	Reserves	Reserves	Total (1)

Automobile liability	$92.5	$139.5	$232.0	$85.1	$146.7	$231.8
Automobile other	8.4	1.5	9.9	8.7	0.5	9.2
Homeowners	15.3	30.7	46.0	18.3	37.9	56.2
All other	4.7	9.0	13.7	1.9	12.0	13.9
Total	$120.9	$180.7	$301.6	$114.0	$197.1	$311.1

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2015, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income in 2015 by approximately $8 million, primarily the result of favorable severity trends in voluntary property for accident years 2013 and prior, as well as favorable frequency and severity trends in voluntary automobile losses for accident years 2013 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at December 31, 2015.

Information regarding the Company’s property and casualty claims and claim expense reserve development table as of December 31, 2015 is located in “Item 1. Business — Property and Casualty Segment — Property and Casualty Reserves”. Information regarding property and casualty reserve reestimates for each of the years in the three year period ended December 31, 2015 is located in “Results of Operations for the Three Years Ended December 31, 2015 — Benefits, Claims and Settlement Expenses”.

Investment Contract and Life Policy Reserves

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and lapses. Mortality and lapse assumptions for all policies have been based on actuarial tables which are consistent with the Company's own experience. In the event actual experience is worse than the assumptions, additional reserves may be required. This would result in a charge to income for the period in which the increase in reserves occurred. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. See also “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Contract and Life Policy Reserves”.

Deferred Taxes

Deferred tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. The Company evaluates deferred tax assets periodically to determine if they are realizable. Factors in the determination include the performance of the business including the ability to generate taxable income from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Charges to establish a valuation allowance could have a material adverse effect on the Company’s results of operations and financial position. See also “Notes to Consolidated Financial Statements — Note 8 — Income Taxes”.

Valuation of Liabilities Related to the Defined Benefit Pension Plan

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit pension plan but continue to retain the benefits they had accrued to that date. See also “Notes to Consolidated Financial Statements — Note 11 — Pension Plans and Other Postretirement Benefits”.

The Company's cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 4.20% was used by the Company for estimating accumulated benefits under the plan at December 31, 2015, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve. The expected annual return on plan assets assumed by the Company at December 31, 2015 was 6.75%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted reasonable assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

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

Results of Operations for the Three Years Ended December 31, 2015

Insurance Premiums and Contract Charges

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2015	2014	Percent	Amount	2013
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property and casualty (1)	$605.8	$584.4	3.7%	$21.4	$570.4
Annuity deposits	548.0	480.6	14.0%	67.4	423.0
Life	102.7	102.7	-	-	100.8
Total	$1,256.5	$1,167.7	7.6%	$88.8	$1,094.2

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property and casualty (1)	$596.0	$581.8	2.4%	$14.2	$561.9
Annuity	25.4	25.6	-0.8%	(0.2)	22.6
Life	110.5	108.4	1.9%	2.1	106.4
Total	$731.9	$715.8	2.2%	$16.1	$690.9

(1)	Includes voluntary business and an immaterial amount of involuntary business. Voluntary business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines. Involuntary business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Number of Policies and Contracts in Force

(actual counts)

	As of December 31,
	2015	2014	2013
Property and casualty (voluntary)
Automobile	486,850	480,702	482,231
Property	224,531	229,072	234,938
Total	711,381	709,774	717,169
Annuity	211,071	202,572	194,523
Life	201,789	200,867	200,161

For 2015, the Company’s premiums written and contract deposits of $1,256.5 million increased $88.8 million, or 7.6%, compared to a year earlier, led by growth in the annuity segment as well as growth in the property and casualty segment. Changes in the Company’s employee retirement savings plans which were effective beginning in 2015 led to approximately $30 million of the $88.8 million increase in 2015; consolidated and annuity segment growth were approximately 5% and 7%, respectively, excluding this item. For 2014, the Company’s premiums written and contract deposits of $1,167.7 million increased $73.5 million, or 6.7%, compared to 2013, reflecting growth in each of the Company’s three segments, led by the annuity segment. The Company’s premiums and contract charges earned increased $16.1 million, or 2.2%, compared to 2014 primarily due to increases in average premium per policy for both homeowners and automobile. For 2014, the Company’s premiums and contract charges earned increased $24.9 million, or 3.6%, compared to 2013, also primarily due to increases in average premium per policy for both homeowners and automobile.

Total property and casualty premiums written increased 3.7%, or $21.4 million, in 2015, compared to 2014. Average written premium per policy for both automobile and homeowners increased compared to the prior year, with the impact partially offset by a reduced level of homeowners policies in force during 2015. For 2015, the Company’s full year rate plan anticipated mid-single digit average rate increases (including states with no rate actions) for both automobile and homeowners; average approved rate changes during 2015 were consistent with those plans at 4% for automobile and 6% for homeowners. For 2014, the Company’s average approved rate changes were 4% for automobile and 5% for homeowners.

Based on policies in force, the voluntary automobile 12 month retention rate for new and renewal policies was 84.7% at both December 31, 2015 and 2014 and was 84.8% at December 31, 2013. The property 12 month new and renewal policy retention rate was 88.3%, 87.9% and 89.0% at December 31, 2015, 2014 and 2013, respectively. The 2015 retention rates have been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans, particularly for voluntary automobile business.

Automobile premiums written increased 4.8%, or $18.4 million, compared to 2014. In 2015, the voluntary average written premium per policy and average earned premium per policy increased approximately 3% and 2%, respectively, compared to a year earlier, which was augmented by the 2015 increase in policies in force. In 2014, automobile premiums written increased 2.3%, or $8.8 million, compared to 2013. In 2014, the voluntary average written premium per policy and average earned premium per policy increased approximately 3% and 4%, respectively, compared to a year earlier, which was partially offset by the decline in policies in force. The number of educator policies increased more than the total policy count over the three year period and represented approximately 85%, 84% and 84% of the voluntary automobile policies in force at December 31, 2015, 2014 and 2013, respectively.

Homeowners premiums written increased 1.5%, or $3.0 million, compared to 2014. In 2014, homeowners premiums written increased 2.7%, or $5.3 million, compared to 2013. While the number of homeowners policies in force has declined, the average written premium per policy and average earned premium per policy each increased approximately 3% in 2015 compared to a year earlier. In addition, reduced catastrophe reinsurance costs benefitted 2015 premiums written by approximately $2.5 million. In 2014, the average written premium per policy and average earned premium per policy increased approximately 4% and 5%, respectively, compared to 2013. The number of educator policies declined less than the total homeowners policy count and represented approximately 81% of the homeowners policies in force at December 31, 2015, compared to approximately 80% and 79% at December 31, 2014 and 2013, respectively. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products. In 2014, the Company initiated a program to further address homeowners profitability and hurricane exposure issues in Florida. The Company identified for non-renewal about 4,800 policies, approximately 95% of its December 31, 2013 Florida book of property business, starting with June 2014 policy effective dates. As of June 30, 2015, all of the policies in the non-renewal program had been terminated. While this program has impacted the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners longer-term underwriting results. The Company continues to write policies for tenants in Florida. The Company also has authorized its agents to write certain third-party vendors’ homeowners policies in Florida.

For 2015, total annuity deposits received increased 14.0%, or $67.4 million, compared to the prior year, including a 22.6% increase in recurring deposit receipts and an 8.7% increase in single premium and rollover deposit receipts. In addition to external contractholder deposits, annuity new recurring deposits include contributions and transfers by Horace Mann’s employees into the Company’s 401(k) group annuity contract. And, included in the 2015 increase is approximately $30 million attributable to changes in the Company’s employee retirement savings plans, representing approximately 7 percentage points of the increase. The majority of the 401(k) related increase was due to employees’ elections to rollover amounts from a previously terminated, fully funded defined contribution plan third-party investment vehicle into their 401(k) accounts. The Company’s employee retirement savings plans are described in “Notes to Consolidated Financial Statements — Note 11 — Pension Plans and Other Postretirement Benefits”. Note that deposits into the Company’s employee 401(k) group annuity contract are not reported as “sales”. For 2014, total annuity deposits received increased 13.6%, or $57.6 million, compared to 2013, driven by a 21.9% increase in single premium and rollover deposit receipts accompanied by a 2.5% increase in recurring deposit receipts.

As further described in “Sales” below, the Company’s fixed indexed annuity contract contributed to the favorable result in 2015. In 2015, new deposits to fixed accounts of $373.1 million increased 9.7%, or $33.1 million, and new deposits to variable accounts of $174.9 million increased 24.4%, or $34.3 million, compared to the prior year. In 2014, new deposits to fixed accounts of $340.0 million increased 16.7%, or $48.7 million, and new deposits to variable accounts of $140.6 million increased 6.8%, or $8.9 million, compared to 2013.

Total annuity accumulated value on deposit of $6.0 billion at December 31, 2015 increased 5.2% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention in 2015. Accumulated value retention for the variable annuity option was 94.3%, 94.0% and 94.0% for the 12 month periods ended December 31, 2015, 2014 and 2013, respectively; fixed annuity retention was 94.8%, 94.5% and 95.2% for the respective periods.

Variable annuity accumulated balances of $1.8 billion at December 31, 2015 decreased 0.7% compared to December 31, 2014, reflecting minimal impact from financial market performance over the 12 months and net balances transferred from the variable account option to the guaranteed interest rate fixed account option partially offset by net positive cash flows. Compared to 2014, annuity segment contract charges earned decreased 0.8%, or $0.2 million. Variable annuity accumulated balances of $1.8 billion at December 31, 2014 increased 3.8% compared to December 31, 2013, reflecting favorable financial market performance over the 12 months (driven primarily by equity securities) partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Annuity segment contract charges earned increased 13.3%, or $3.0 million, compared to 2013.

Life segment premiums and contract deposits for 2015 were equal to the prior year, including the favorable impact of new ordinary life business growth offset by a modest decline in group life premiums. Life segment premiums and contract deposits for 2014 increased 1.9%, or $1.9 million, compared to the prior year, due to the favorable impact of new business growth. The ordinary life insurance in force lapse ratio was 4.1% for the 12 months ended December 31, 2015 compared to 4.0% and 4.4% for the 12 months ended December 31, 2014 and 2013, respectively.

Sales

For 2015, property and casualty new annualized sales premiums increased 5.8% compared to 2014, as 6.7%, or $5.3 million, growth in new automobile sales was accompanied by growth in homeowners sales of 1.8%, or $0.3 million, compared to the prior year.

For sales by Horace Mann’s agency force, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years resulting in an 8.0%, or $24.5 million, increase compared to 2014. Sales from the independent agent distribution channel, which represent approximately 10% of total annuity sales and are largely single premium and rollover annuity deposits, increased 15.7%, or $5.4 million, compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels increased 8.8% compared to 2014, including growth in sales of the Company’s fixed indexed annuity product as described below. Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 9.5% compared to 2014, and single premium and rollover deposits increased 8.7% compared to the prior year. In

February 2014, the Company expanded its annuity product portfolio by introducing a fixed indexed annuity contract. This new product has been well received by the Company’s customers and represented approximately one-third of total annuity sales for both 2015 and 2014, largely single premium and rollover deposits. Previously, the Company had entered into third-party vendor agreements to offer an indexed annuity product underwritten by the third parties.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, has contributed to sales of proprietary life products over the last few years. For 2015, sales of Horace Mann’s proprietary life insurance products totaled $10.9 million, representing a decrease of 1.8%, or $0.2 million, compared to the prior year. In October 2015, the Company introduced its Indexed Universal Life product, which is anticipated to favorably impact life sales volume in 2016.

Distribution

At December 31, 2015, there was a combined total of 735 Exclusive Agencies and Employee Agents, compared to 755 at December 31, 2014 and 759 at December 31, 2013. The Company continues to expect higher quality standards for agents and agencies to focus on improving both customer experiences and agent productivity in their respective territories. The dedicated sales force is supported by the Company’s Customer Contact Center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The Customer Contact Center is also able to assist educators in territories which are not currently served by an Exclusive Agency.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 515 authorized agents at December 31, 2015. During 2015, this channel generated $39.8 million in annualized new annuity sales for the Company compared to $34.4 million for 2014 and $37.3 million for 2013, with the new business primarily comprised of single and rollover deposit business over the three year period.

Net Investment Income

Pretax investment income of $332.6 million for 2015 increased 0.8%, or $2.8 million, (0.7%, or $1.5 million, after tax) compared to 2014. The increase reflected growth in the size of the average investment portfolio on an amortized cost basis and continued solid performance in the fixed maturity portfolios considering the low interest rate environment, partially offset by lower alternative investment returns and a decline in the average portfolio yield. For 2014, pretax investment income of $329.8 million increased 5.2%, or $16.2 million, (5.0%, or $10.6 million, after tax) compared to 2013. Average invested assets increased 5.9% over the 12 months ended December 31, 2015. The average pretax yield on the investment portfolio was 5.06% (3.39% after tax) for 2015, compared to the pretax yield of 5.32% (3.57% after tax) and 5.37% (3.61% after tax) for 2014 and 2013, respectively. During 2015, management continued to identify and secure investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses

For 2015, net realized investment gains (pretax) were $12.7 million compared to net realized investment gains of $10.9 million and $22.2 million in 2014 and 2013, respectively. The net gains and losses in all periods were realized primarily from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

For the year ended December 31, 2015, the Company’s net realized investment gains of $12.7 million included $39.6 million of gross gains realized on security sales and calls partially offset by $7.4 million of realized losses on securities that were disposed of during 2015 and $19.5 million of impairment charges recorded largely on energy sector and Puerto Rico fixed maturity securities and one unrelated equity security.

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

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are due to issuer specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2014, credit spreads were wider across most asset classes at December 31, 2015 and U.S. Treasury rates increased slightly, which resulted in a decrease in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

	December 31, 2015
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	94	$636.6	$614.6	$22.0
Insurance	49	232.3	212.5	19.8
Real estate	40	225.4	218.7	6.7
Technology	33	194.8	194.2	0.6
Energy (1)	53	188.9	188.0	0.9
Utilities	39	174.8	156.0	18.8
Healthcare	34	158.5	152.2	6.3
Transportation	25	156.6	151.9	4.7
Telecommunications	23	127.3	123.2	4.1
Broadcasting and Media	29	100.7	93.8	6.9
All Other Corporates (2)	165	583.6	582.4	1.2
Total corporate bonds	584	2,779.5	2,687.5	92.0
Mortgage-backed securities
U.S. Government and federally sponsored agencies	374	504.5	461.9	42.6
Commercial (3)	75	286.5	289.8	(3.3)
Other	24	49.9	47.9	2.0
Municipal bonds (4)	550	1,708.9	1,553.6	155.3
Government bonds
U.S.	9	546.1	532.4	13.7
Foreign	11	73.6	67.4	6.2
Collateralized debt obligations (5)	104	608.2	611.5	(3.3)
Asset-backed securities	93	534.1	533.6	0.5
Total fixed maturity securities	1,824	$7,091.3	$6,785.6	$305.7

Equity securities
Non-redeemable preferred stocks	9	$15.8	$16.3	$(0.5)
Common stocks	168	64.7	59.4	5.3
Closed-end fund	1	19.3	20.0	(0.7)
Total equity securities	178	$99.8	$95.7	$4.1

Total	2,002	$7,191.1	$6,881.3	$309.8

(1)	At December 31, 2015, $15.4 million were non-investment grade.
(2)	The All Other Corporates category contains 18 additional industry classifications. Consumer products, food and beverage, metal and mining, natural gas, gaming and retail represented $392.1 million of fair value at December 31, 2015, with the remaining 12 classifications each representing less than $44 million.
(3)	At December 31, 2015, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(4)	Holdings are geographically diversified, approximately 43% are tax-exempt and 80% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was A+ at December 31, 2015.
(5)	Based on fair value, 97% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2015.

At December 31, 2015, the Company’s diversified fixed maturity securities portfolio consisted of 2,308 investment positions, issued by 1,824 entities, and totaled approximately $7.1 billion in fair value. This portfolio was 96.5% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At December 31, 2015, 95.1% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	December 31, 2015
	Percent
	of Total
	Fair	Fair	Amortized
	Value	Value	Cost or Cost
Fixed maturity securities
AAA	7.0%	$493.1	$480.7
AA (2)	36.1	2,559.3	2,406.0
A	23.9	1,693.1	1,588.7
BBB	29.5	2,091.7	2,038.5
BB	2.1	150.9	158.9
B	0.9	65.1	70.3
CCC or lower	0.1	9.4	13.8
Not rated (3)	0.4	28.7	28.7
Total fixed maturity securities	100.0%	$7,091.3	$6,785.6
Equity securities
AAA	-	-	-
AA	-	-	-
A	-	-	-
BBB	35.2%	$35.1	$36.3
BB	-	-	-
B	-	-	-
CCC or lower	-	-	-
Not rated	64.8	64.7	59.4
Total equity securities	100.0%	$99.8	$95.7

Total		$7,191.1	$6,881.3

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At December 31, 2015, the AA rated fair value amount included $546.1 million of U.S. Government and federally sponsored agency securities and $534.0 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)	This category primarily represents private placement and municipal securities not rated by either S&P or Moody's.

At December 31, 2015, the fixed maturity securities and equity securities portfolios had a combined $93.9 million pretax of gross unrealized losses on $2,528.6 million fair value related to 762 positions. Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 52 were trading below 80% of book value at December 31, 2015 and were not considered other-than-temporarily impaired. These positions had fair value of $52.8 million, representing 0.7% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $22.9 million.

The Company views the unrealized losses of all of the securities at December 31, 2015 as temporary. Therefore, no impairment of these securities was recorded at December 31, 2015. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2015	2014	Percent	Amount	2013

Property and casualty	$420.3	$399.5	5.2%	$20.8	$385.6
Annuity	3.2	2.2	45.5%	1.0	1.8
Life	72.9	66.7	9.3%	6.2	60.9
Total	$496.4	$468.4	6.0%	$28.0	$448.3

Property and casualty catastrophe losses, included above (1)	$44.4	$37.5	18.4%	$6.9	$40.2

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Year Ended December 31,
	2015	2014	2013
Incurred claims and claim expenses:
Claims occurring in the current year	$432.8	$416.5	$403.6
Decrease in estimated reserves for claims occurring in prior years (2)	(12.5)	(17.0)	(18.0)
Total claims and claim expenses incurred	$420.3	$399.5	$385.6

Property and casualty loss ratio:
Total	70.5%	68.7%	68.6%
Effect of catastrophe costs, included above (1)	7.4%	6.5%	7.2%
Effect of prior years’ reserve development, included above (2)	-2.1%	-2.9%	-3.3%

(1)	Property and casualty catastrophe losses were incurred as follows:

	2015	2014	2013
Three months ended
March 31	$10.5	$6.3	$5.7
June 30	21.3	23.5	22.5
September 30	5.0	5.7	9.1
December 31	7.6	2.0	2.9
Total full year	$44.4	$37.5	$40.2

(2)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs indicating that the actual and remaining projected losses for prior years are below the level anticipated in the previous December 31 loss reserve estimate.

	2015	2014	2013
Three months ended
March 31	$(4.0)	$(4.0)	$(3.3)
June 30	(3.2)	(3.0)	(2.6)
September 30	(2.8)	(4.4)	(4.0)
December 31	(2.5)	(5.6)	(8.1)
Total full year	$(12.5)	$(17.0)	$(18.0)

In 2015, the Company’s benefits, claims and settlement expenses increased $28.0 million, or 6.0%, compared to the prior year primarily reflecting increases in property and casualty current accident year loss severity — specifically, in automobile — and catastrophe costs, as well as a $4.5 million increase in life mortality costs. Variability in the Company’s life mortality experience is not unexpected considering the moderate size of Horace Mann’s life insurance in force. In 2014, the Company’s benefits, claims and settlement expenses increased $20.1 million, or 4.5%, compared to 2013 primarily reflecting improvement in automobile current accident year losses, more than offset by an increase in homeowners current accident year non-catastrophe losses and the more normal level of life mortality costs in 2014, consistent with actuarial models.

For 2015, 2014 and 2013, the favorable development of prior years’ property and casualty reserves of $12.5 million, $17.0 million and $18.0 million, respectively, for each year was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate. For 2015, the favorable development was primarily for accident years 2013 and prior and predominantly the result of favorable severity trends in homeowners loss emergence, accompanied by favorable severity and frequency trends in automobile loss emergence. For 2014 and 2013, the favorable development was primarily for accident years 2011 and prior and predominantly the result of favorable frequency and severity trends in voluntary automobile loss emergence.

For 2015, the automobile loss ratio of 75.4% increased by 4.2 percentage points compared to the prior year, including (1) the favorable impact of rate actions taken in recent years offset by (2) the impacts of higher current accident year non-catastrophe losses for 2015 primarily driven by loss severity and (3) development of prior years’ reserves that had a 2.4 percentage point less favorable impact in 2015. The homeowners loss ratio of 61.5% for 2015 decreased 3.1 percentage points compared to a year earlier, including favorable current accident year non-catastrophe experience as well as a 2.4 percentage point decrease due to a higher amount of favorable development of prior years’ reserves recorded in 2015. Catastrophe costs represented 20.4 percentage points of the homeowners loss ratio for 2014 compared to 15.8 percentage points for 2014.

Interest Credited to Policyholders

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2015	2014	Percent	Amount	2013

Annuity	$138.7	$132.5	4.7%	$6.2	$127.0
Life	44.1	43.6	1.1%	0.5	42.9
Total	$182.8	$176.1	3.8%	$6.7	$169.9

Compared to 2014, the 2015 increase in annuity segment interest credited reflected a 7.7% increase in average accumulated fixed deposits, partially offset by a 6 basis point decline in the average annual interest rate credited to 3.56%. Compared to a year earlier, the 2014 increase in annuity segment interest credited reflected a 7.5% increase in average accumulated fixed deposits, partially offset by a 9 basis point decline in the average annual interest rate credited to 3.62%. Life insurance interest credited increased slightly in both 2015 and 2014 as a result of the growth in reserves for life insurance products with account values.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the years ended December 31, 2015, 2014 and 2013 were 184 basis points, 204 basis points and 199 basis points, respectively. While the 2015 net interest spread continued to reflect solid investment portfolio performance and disciplined crediting rate management, it decreased compared to 2014 due to pressures of the low interest rate environment and lower alternative investment returns in 2015.

As of December 31, 2015, fixed annuity account values totaled $4.2 billion, including $4.0 billion of deferred annuities. As shown in the table below, for approximately 86%, or $3.4 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed income securities. The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $575 million of the annuity segment and life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk. As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $2.2 million in year one and $6.6 million in year two, further reducing the net interest spread by approximately 5 basis points and 13 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of December 31, 2015 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.25 million and $0.35 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	December 31, 2015
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	21.8%	$862.6	42.5%	10.8%	$366.8
Equal to 2% but less than 3%	7.8	309.3	81.8%	7.4	253.0
Equal to 3% but less than 4%	14.7	581.8	99.2%	17.0	577.4
Equal to 4% but less than 5%	54.3	2,151.6	100.0%	63.2	2,151.6
5% or higher	1.4	56.3	100.0%	1.6	56.3
Total	100.0%	$3,961.6	86.0%	100.0%	$3,405.1

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $98.9 million for 2015 compared to $93.8 million and $84.6 million for the years ended December 31, 2014 and 2013, respectively. The increase in 2015 was largely attributable to the annuity segment including the impact of the unlocking of deferred policy acquisition costs (“unlocking”). In addition, increases in the annuity and property and casualty segments in 2015 reflected the growth in premiums and related commissions for each segment. At December 31, 2015, annuity segment unlocking resulted in a $3.4 million increase in amortization compared to a $1.2 million increase a year earlier, in each period largely due to unfavorable financial market performance. At December 31, 2013, annuity segment unlocking resulted in a $3.7 million decrease in amortization, primarily due to favorable financial market performance. For the life segment, unlocking resulted in an immaterial change in amortization at December 31, 2015, 2014 and 2013.

Operating Expenses

In 2015, operating expenses of $157.4 million decreased $4.7 million, or 2.9%, compared to 2014. In 2015, the expenses reflected a reduction in incentive compensation expense (recorded in the first quarter) with the majority of the cost reduction benefitting the property and casualty segment. See also “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation”. Excluding this item, the 2015 expense level was comparable to the prior year amount and consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios. In 2014, operating expenses of $162.1 million increased $2.0 million, or 1.2%, compared to 2013.

The property and casualty expense ratio of 26.5% for 2015 decreased 0.9 percentage point compared to the prior year expense ratio of 27.4%, consistent with management’s expectations for 2015 excluding the 0.4 percentage point impact of the 2015 incentive compensation expense reduction. The property and casualty expense ratio was 27.7% for 2013.

Interest Expense and Debt Retirement Costs

In June 2015, the Company repaid its outstanding $75.0 million 6.05% Senior Notes upon maturity initially utilizing funds borrowed under its existing Bank Credit Facility. In November 2015, the Company issued $250.0 million face amount of 4.50% Senior Notes due 2025. The Company used the net proceeds from this issuance to redeem all its outstanding 6.85% Senior Notes due April 15, 2016 and to repay in full the $113.0 million of outstanding borrowings under its Bank Credit Facility. The combined impact of these transactions reduced interest expense $1.1 million in 2015, compared to both 2014 and 2013.

The redemption of the 6.85% Senior Notes in 2015 resulted in a pretax charge of $2.3 million, largely due to the make-whole premium.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 27.8%, 28.7% and 28.0% for the years ended December 31, 2015, 2014 and 2013, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates 7.9, 7.1 and 6.6 percentage points for 2015, 2014 and 2013, respectively.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At December 31, 2015, the Company’s federal income tax returns for years prior to 2012 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For 2015, the Company’s net income of $93.5 million represented a decrease of $10.7 million compared to 2014 reflecting improvement in current accident year non-catastrophe results for homeowners, pressure on automobile results primarily due to loss severity, a higher level of life mortality losses and a negative impact due to the unlocking of annuity segment deferred policy acquisition costs. Net income in 2015 was also reduced by debt retirement costs. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

For 2014, the Company’s net income of $104.2 million declined $6.7 million compared to 2013, as improvements in property and casualty segment and annuity segment results, as well as solid earnings in the life segment, were offset by a decrease in realized investment gains. After tax net realized investment gains of $6.9 million were $7.5 million less than in 2013. For the property and casualty segment, net income of $46.9 million increased $2.5 million compared to 2013. The property and casualty combined ratio was 96.1% for 2014, a 0.2 percentage point improvement compared to 96.3% for 2013. Automobile current accident year non-catastrophe underwriting results improved, while the level of favorable development of prior years’ reserves was lower than in 2013. Homeowners current accident year non-catastrophe underwriting results were favorable, but declined compared to 2013, reflecting a trend in the later quarters of the year of more severe non-catastrophe weather-related losses. Catastrophe losses decreased modestly in 2014, representing a $1.7 million after tax increase to net income compared to 2013. Annuity segment net income of $45.3 million for 2014 increased $0.6 million compared to 2013, due to an increase in the amount of interest margin earned on fixed annuity assets — driven by the growth in assets under management and proactive actions to maintain favorable net interest spreads. For 2014, unlocking of deferred policy acquisition costs had a $1.2 million negative pretax impact, compared to a $3.7 million pretax positive impact in 2013. Life segment net income of $17.5 million decreased $2.9 million compared to 2013 due to a more normal level of mortality costs in 2014, consistent with actuarial models, partially offset by growth in investment income compared to 2013.

For 2013, the Company’s net income of $110.9 million represented an increase of $7.0 million compared to 2012, reflecting solid earnings across all three business segments. After tax net realized investment gains of $14.4 million were $3.2 million less than in 2012. For the property and casualty segment, net income of $44.4 million reflected an increase of $7.3 million compared to 2012. Catastrophe losses were at modestly lower levels in 2013, representing a $2.1 million after tax improvement compared to 2012. In addition, automobile and homeowner current accident year non-catastrophe underwriting results improved, coupled with a slightly higher level of favorable development of prior years’ reserves. Including all factors, the property and casualty combined ratio was 96.3% for 2013, a 2 percentage point improvement compared to 98.3% for 2012. Annuity segment net income of $44.7 million for 2013 increased $4.2 million compared to the prior year, as an increase in the amount of interest margin earned on fixed annuity assets — driven by the growth in assets under management — more than offset the impacts of modest spread compression; favorable unlocking of deferred policy acquisition costs was comparable to 2012. Life segment net income of $20.4 million decreased modestly compared to 2012. Compared to 2012, across all of the business segments, operating expenses increased reflecting the Company’s various infrastructure and technology investments, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios. A number of the items above, which had a favorable impact on net income for 2013, were more favorable than management would typically expect.

Net income (loss) by segment and net income per share were as follows:

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2015	2014	Percent	Amount	2013
Analysis of net income (loss) by segment:
Property and casualty	$40.0	$46.9	-14.7%	$(6.9)	$44.4
Annuity	43.4	45.3	-4.2%	(1.9)	44.7
Life	15.0	17.5	-14.3%	(2.5)	20.4
Corporate and other (1)	(4.9)	(5.5)	-10.9%	0.6	1.4
Net income	$93.5	$104.2	-10.3%	$(10.7)	$110.9

Effect of catastrophe costs, after tax, included above	$(28.9)	$(24.4)	18.4%	$(4.5)	$(26.1)
Effect of realized investment gains, after tax, included above	$8.6	$6.9	24.6%	$1.7	$14.4
Effect of debt retirement costs, after tax, included above	$(1.5)	$-	N.M.	$(1.5)	$-

Diluted:
Net income per share	$2.20	$2.47	-10.9%	$(0.27)	$2.66
Weighted average number of shares and equivalent shares (in millions)	42.4	42.2	0.5%	0.2	41.6

Property and casualty combined ratio:
Total	97.0%	96.1%	N.M	0.9%	96.3%
Effect of catastrophe costs, included above	7.4%	6.5%	N.M.	0.9%	7.2%
Effect of prior years’ reserve development, included above	-2.1%	-2.9%	N.M.	0.8%	-3.3%

N.M. - Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, corporate debt retirement costs, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For 2015, 2014 and 2013, net realized investment gains after tax were $8.6 million, $6.9 million and $14.4 million, respectively. The debt redemption in 2015 resulted in a pretax charge of $2.3 million, partially offset by a reduction in debt interest expense compared to 2014.

Return on average shareholders’ equity based on net income was 7.1%, 8.4% and 9.6% for the years ended December 31, 2015, 2014 and 2013, respectively.

Outlook for 2016

At the time of this Annual Report on Form 10-K, management estimates that 2016 full year net income before realized investment gains and losses will be within a range of $2.15 to $2.35 per diluted share. This projection incorporates the Company’s results for 2015 and anticipates continued improvement in the Company’s underlying property and casualty combined ratio, somewhat offset by a lower amount of property and casualty favorable prior years’ reserve development, modestly lower earnings in the annuity and life segments reflecting investment interest rate pressure, and additional expenses — as described below — related to the Company’s continued modernization of technology and infrastructure. As a result of the continued low interest rate environment, management expects the Company’s overall portfolio yield to decline by approximately 10 basis points over the course of 2016, impacting each of the three business segments. Within the property and casualty segment, both approved and planned premium rate increases, as well as underwriting initiatives, are expected to improve profitability margins for the automobile line compared to 2015. The property line is anticipated to produce further improvement in profitability, although at a more modest rate than the comparison of 2015 to 2014; and, catastrophe losses are estimated to be lower than the 2015 level. Net income for the annuity segment will continue to be impacted by the prolonged interest rate environment and the 2015 net interest spread of 184 basis points is anticipated to grade down to the low 170s through the course of 2016. Assuming mortality costs consistent with the Company’s actuarial models, life segment net income is expected to decrease compared to 2015, due to net investment income pressure and the increase in expenses. In addition to the segment-specific factors, the Company’s initiatives for customer service and infrastructure improvements, as well as enhanced training and education for the Company’s agency force, all intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios, will continue and result in a moderate increase in expense levels compared to 2015.

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

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2015, 2014 and 2013, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2015 — Net Realized Investment Gains and Losses”, “Item 1. Business — Investments” and in the “Notes to Consolidated Financial Statements — Note 2 — Investments” listed on page F-1 of this report.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2015, net cash provided by operating activities decreased compared to 2014, largely due to an increase in claims and policyholder benefits paid in 2015, partially offset by an increase in premiums and investment income collected in 2015.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2016 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $90 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions” listed on page F-1 of this report.

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

In 2013, one of the Company’s subsidiaries became a member of the Federal Home Loan Bank of Chicago (“FHLB”). That subsidiary received $250.0 million under a funding agreement in December 2013, received an additional $250.0 million in September 2014, and received an additional $75.0 million in December 2015 with receipt of those funds reflected in Annuity Contracts: Variable, Fixed and FHLB Funding Agreements, Deposits as a component of the Company’s financing activities for the respective years. Exclusive of these transactions, the Company’s annuity business produced net positive cash flows in 2015, 2014 and 2013. For the year ended December 31, 2015, receipts from annuity contracts, also excluding the FHLB transactions, increased $67.4 million, or 14.0%, compared to 2014, as described in “Results of Operations for the Three Years Ended December 31, 2015 — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $28.3 million, or 8.7%, compared to the prior year.

The Company’s Senior Notes due 2015 matured on June 15, 2015 and the Company repaid the $75.0 million initially utilizing funds borrowed under its existing Bank Credit Facility. Repayment of the Senior Notes due 2015 resulted in no debt retirement costs impacting the Company’s net income for 2015. In November 2015, the Company issued $250.0 million aggregate principal amount of 4.50% Senior Notes due 2025 and used the net proceeds to redeem all of its outstanding 6.85% Senior Notes due April 15, 2016 and fully repay the $113.0 million of outstanding borrowings under the Company’s Bank Credit Facility. Repayment of the Senior Notes due 2016 resulted in $2.3 million pretax of debt retirement costs impacting the Company’s net income for 2015, nearly all of which required cash. The remaining net proceeds from the issuance of the Senior Notes due 2025 were available for general corporate purposes.

Contractual Obligations

The following table shows the Company’s contractual obligations, as well as the projected timing of payments.

	Payments Due By Period As of December 31, 2015
		Less Than	1 - 3 Years	3 - 5 Years	More Than 5 Years
		1 Year	(2017 and	(2019 and	(2021 and
	Total	(2016)	2018)	2020)	beyond)
Fixed annuities and fixed option of variable annuities (1)	$6,309.5	$223.7	$458.5	$471.7	$5,155.6
Supplemental contracts (1)(2)	1,103.8	27.2	50.0	295.5	731.1
Life insurance policies (1)	2,500.9	88.1	182.3	185.2	2,045.3
Property and casualty claims and claim adjustment expenses (1)	251.2	167.5	74.1	8.8	0.8
Short-term debt obligations (3):
Bank Credit Facility (expires July 30, 2019)	-	-	-	-	-
Long-term debt obligations, current and noncurrent (3):
Senior Notes due December 1, 2025	362.5	11.3	22.5	22.5	306.2
Operating lease obligations (4)	13.8	2.5	4.7	3.8	2.8
Purchase obligations	1.0	1.0	-	-	-
Total	$10,542.7	$521.3	$792.1	$987.5	$8,241.8

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments and is net of anticipated reinsurance recoveries.
(2)	Includes $575.0 million obligation to FHLB plus interest.
(3)	Includes principal and interest.
(4)	The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copy machines.

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

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, and other contingent events as appropriate to the respective product types. Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2015.

Separate Account (variable annuity) payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.

See “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Contract and Life Policy Reserves” listed on page F-1 of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP.

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

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (the “NAIC”). Historically, the Company's insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in “Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions” listed on page F-1 of this report.

The total capital of the Company was $1,514.0 million at December 31, 2015, including $249.3 million of long-term debt and no short-term debt outstanding. Total debt represented 18.6% of total capital excluding unrealized investment gains and losses (16.5% including unrealized investment gains and losses) at December 31, 2015, which was below the Company's long-term target of 25%.

Shareholders' equity was $1,264.7 million at December 31, 2015, including a net unrealized gain in the Company's investment portfolio of $175.2 million after taxes and the related impact of deferred policy acquisition costs associated with investment contracts and life insurance products with account values. The market value of the Company's common stock and the market value per share were $1,346.0 million and $33.18, respectively, at December 31, 2015. Book value per share was $31.18 at December 31, 2015 ($26.86 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at December 31, 2015 is included in “Results of Operations for the Three Years Ended December 31, 2015 — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $42.5 million for the year ended December 31, 2015. In March, May, September and December 2015, the Board of Directors announced regular quarterly dividends of $0.25 per share. Compared to the full year per share dividends paid in 2014 of $0.92, the total 2015 dividends paid per share of $1.00 represented an increase of 8.7%.

During 2015, the Company repurchased 663,092 shares of its common stock, or 1.6% of the outstanding shares on December 31, 2014, at an aggregate cost of $22.0 million, or an average price per share of $33.08 under its share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 9 — Shareholders’ Equity and Common Stock Equivalents”. The repurchase of shares was financed through use of cash. As of December 31, 2015, $1.0 million remained authorized for future share repurchases under the 2011 Plan. In September 2015, the Company’s Board of Directors authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan, resulting in a combined remaining authorization of $51.0 million as of December 31, 2015.

In November 2015, the Company issued $250.0 million aggregate principal amount of 4.50% Senior Notes (“Senior Notes due 2025”), which will mature on December 1, 2025, at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the “Notes to Consolidated Financial Statements — Note 7 — Debt” listed on page F-1 of this report. For information regarding the use of proceeds from the issuance, see “Liquidity and Financial Resources — Cash Flow — Financing Activities”. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of December 31, 2015, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2015. On June 15, 2015, the Senior Notes due 2015 matured and the Company repaid the $75.0 million aggregate principal amount initially utilizing $75.0 million of additional borrowing under the existing Bank Credit Facility. In November 2015, the Company utilized a portion of the proceeds from the issuance of the Senior Notes due 2025, described above, to fully repay the $113.0 million outstanding balance under the Company’s Bank Credit Facility.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC on March 12, 2015. The registration statement, which registered the offer and sale by the Company from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 12, 2015. Unless withdrawn by the Company earlier, this registration statement will remain effective through March 12, 2018. The Senior Notes due 2025, described above, were issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Annual Report on Form 10-K.

The Company's ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on investment contracts and life insurance products with account values) for the years ended December 31, 2015, 2014 and 2013 was 1.7x, 1.8x and 1.8x, respectively. See also “Exhibit 12 — Statement Regarding Computation of Ratios”. The Company’s ratio of earnings before interest expense to interest expense was 10.9x, 11.3x and 11.9x for the years ended December 31, 2015, 2014 and 2013, respectively.

Financial Ratings

HMEC’s principal insurance subsidiaries are rated by S&P, Moody’s, A.M. Best Company, Inc. (“A.M. Best”) and Fitch Ratings, Inc. (“Fitch”). These rating agencies have also assigned ratings to the Company’s long-term debt securities. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, the Company’s access to sources of capital, cost of capital and competitive position. These ratings are not a recommendation to buy or hold any of the Company’s securities.

Assigned ratings as of February 15, 2016 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In November 2015, all four of the rating agencies assigned a rating to the Senior Notes due 2025 consistent with their respective ratings below. In June 2015, Moody’s revised the ratings outlooks for the Company’s long-term debt securities and life/annuity subsidiary to “positive” from “stable” and affirmed the remaining ratings and ratings outlooks as shown below. In February 2015, A.M. Best affirmed the ratings and ratings outlooks as shown below, after having revised the ratings outlook for the Company’s property and casualty insurance subsidiaries to “positive” from “stable” in February 2014. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of February 15, 2016
S&P	A	(stable)	BBB	(stable)
Moody’s
Horace Mann Life Insurance Company	A3	(positive)	N.A.
HMEC’s property and casualty subsidiaries	A3	(stable)	N.A.
HMEC	N.A.		Baa(3)	(positive)
A.M. Best
Horace Mann Life Insurance Company	A	(stable)	N.A.
HMEC’s property and casualty subsidiaries	A-	(positive)	N.A.
HMEC	N.A.		bbb	(stable)
Fitch	A	(stable)	BBB	(stable)

N.A. – Not applicable.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Item 1. Business — Property and Casualty Segment — Property and Casualty Reinsurance”.

Information regarding the reinsurance program for the Company’s life segment is located in “Item 1. Business — Life Segment”.

Market Value Risk

Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also "Results of Operations for the Three Years Ended December 31, 2015 — Net Realized Investment Gains and Losses".

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company's investments and the credited interest rates on the Company's insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2015 — Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. As of the time of this Annual Report on Form 10-K, derivatives are only used to manage the interest crediting rate risk within the fixed indexed annuity and indexed universal life products. At December 31, 2015, approximately 11% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 89% supported the annuity and life business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2015 — Net Realized Investment Gains and Losses” and “Item 1. Business — Investments”.

The Company’s annuity and life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities. Although credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2015 — Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration annuity and interest-sensitive life liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2015, the duration of the fixed income securities portfolio was estimated to be approximately 5.8 years and the duration of the Company’s insurance liabilities and debt was estimated to be approximately 7.3 years.

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

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2015, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in a decrease in shareholders’ equity of approximately $47 million after tax, or 4.0%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in a decrease in shareholders’ equity of approximately $2 million after tax, or 0.2%. At December 31, 2014, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in a decrease in shareholders’ equity of approximately $127 million after tax, or 9%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in an increase in shareholders’ equity of approximately $40 million after tax, or 3%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to attempt to mitigate such hypothetical losses in fair value of shareholders’ equity.

Interest rates continue to be at historically low levels. If interest rates remain low over an extended period of time, management recognizes it could pressure net investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities. Moreover, issuers of securities in the Company’s investment portfolio may prepay or redeem fixed income securities, as well as asset-backed and commercial and mortgage-backed securities, with greater frequency to borrow at lower market rates. As a general guideline, management estimates that pretax income in 2016 and 2017 would decrease by approximately $3.2 million (by segment: Annuity $2.2 million, Life $0.7 million and Property and Casualty $0.3 million) and $9.9 million (by segment: Annuity $6.6 million, Life $1.9 million and Property and Casualty $1.4 million), respectively, for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in-force contracts. In addition, declining interest rates also could negatively impact the amortization of deferred policy acquisition costs, as well as the recoverability of goodwill, due to the impacts on the estimated fair value of the Company’s reporting segments.

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

Recent Accounting Changes

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting and disclosure guidance to improve financial reporting and comparability among organizations about leasing transactions. Under the new guidance, for leases with lease terms of more than 12 months, a lessee will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases. Consistent with current accounting guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or an operating lease. However, while current guidance requires only capital leases to be recognized on the balance sheet, the new guidance will require both operating and capital leases to be recognized on the balance sheet. In transition to the new guidance, companies are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years. Early application is permitted. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, the FASB issued accounting guidance to improve certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Among other things, this guidance requires public entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income and to perform a qualitative assessment to identify impairment for equity investments without readily determinable fair values. Companies are required to apply this guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption and, for the guidance related to equity securities without readily determinable fair values, companies are required to apply a prospective approach to equity investments that exist as of the date of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

Disclosures About Short-Duration Insurance Contracts

In May 2015, the FASB issued accounting guidance which will require expanded disclosure regarding claims on short-duration insurance contracts, which will apply to the contracts in the Company’s property and casualty segment. Disclosures are to include additional information about an entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims. The guidance requiring these additional disclosures is effective for annual periods beginning after December 15, 2015, and for interim periods within annual periods beginning after December 15, 2016. The adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

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

Effects of Inflation and Changes in Interest Rates

The Company's operating results are affected significantly in at least three ways by changes in interest rates and inflation. First, inflation directly affects property and casualty claims costs. Second, the investment income earned on the Company's investment portfolio and the fair value of the investment portfolio are related to the yields available in the fixed income markets. An increase in interest rates will decrease the fair value of the investment portfolio, but will increase investment income as investments mature and proceeds are reinvested at higher rates. Third, as interest rates increase, competitors will typically increase crediting rates on investment contracts and life insurance products with account values, and may lower premium rates on property and casualty lines to reflect the higher yields available in the market. The risk of interest rate fluctuation is managed through asset/liability management techniques, including cash flow analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.b.). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

February 29, 2016

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

(Dollars in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2015, $6,785,626; 2014, $6,375,237)	$7,091,340	$6,893,090
Equity securities, available for sale, at fair value (cost 2015, $95,722; 2014, $99,904)	99,797	110,655
Short-term and other investments	456,893	399,722
Total investments	7,648,030	7,403,467
Cash	15,509	11,675
Deferred policy acquisition costs	253,176	215,082
Goodwill	47,396	47,396
Other assets	294,510	277,350
Separate Account (variable annuity) assets	1,800,722	1,813,557
Total assets	$10,059,343	$9,768,527

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,126,842	$4,802,271
Unpaid claims and claim expenses	323,720	325,784
Unearned premiums	232,841	223,413
Total policy liabilities	5,683,403	5,351,468
Other policyholder funds	692,652	606,738
Other liabilities	368,559	422,362
Short-term debt	-	38,000
Long-term debt, current and noncurrent	249,346	199,939
Separate Account (variable annuity) liabilities	1,800,722	1,813,557
Total liabilities	8,794,682	8,432,064
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2015, 64,537,554; 2014, 64,245,048	65	64
Additional paid-in capital	442,648	422,232
Retained earnings	1,116,277	1,065,318
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	175,167	297,554
Net funded status of pension and other postretirement benefit obligations	(11,794)	(12,953)
Treasury stock, at cost, 2015, 23,971,522 shares; 2014, 23,308,430 shares	(457,702)	(435,752)
Total shareholders' equity	1,264,661	1,336,463
Total liabilities and shareholders' equity	$10,059,343	$9,768,527

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Revenues
Insurance premiums and contract charges earned	$731,880	$715,760	$690,938
Net investment income	332,600	329,815	313,610
Net realized investment gains	12,713	10,917	22,245
Other income	3,255	4,193	4,474

Total revenues	1,080,448	1,060,685	1,031,267

Benefits, losses and expenses
Benefits, claims and settlement expenses	496,364	468,426	448,317
Interest credited	182,842	176,139	169,893
Policy acquisition expenses amortized	98,919	93,817	84,643
Operating expenses	157,411	161,992	160,112
Interest expense	13,122	14,198	14,236
Debt retirement costs	2,338	-	-

Total benefits, losses and expenses	950,996	914,572	877,201

Income before income taxes	129,452	146,113	154,066
Income tax expense	35,970	41,870	43,173

Net income	$93,482	$104,243	$110,893

Net income per share
Basic	$2.23	$2.50	$2.75
Diluted	$2.20	$2.47	$2.66

Weighted average number of shares and equivalent shares
Basic	41,914,864	41,646,281	40,376,562
Diluted	42,424,806	42,230,559	41,633,240

Net realized investment gains
Total other-than-temporary impairment losses on securities	$(23,796)	$(6,385)	$(1,532)
Portion of losses recognized in other comprehensive income (loss)	(4,300)	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	(19,496)	(6,385)	(1,532)
Realized gains, net	32,209	17,302	23,777
Total	$12,713	$10,917	$22,245

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013

Comprehensive income (loss)
Net income	$93,482	$104,243	$110,893
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(122,387)	163,564	(248,410)
Change in net funded status of pension and other postretirement benefit obligations	1,159	(1,177)	3,535
Other comprehensive income (loss)	(121,228)	162,387	(244,875)
Total	$(27,746)	$266,630	$(133,982)

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Common stock, $0.001 par value
Beginning balance	$64	$64	$62
Options exercised, 2015, 85,532 shares; 2014, 435,665 shares; 2013, 1,158,537 shares	-	-	2
Conversion of common stock units, 2015, 8,293 shares; 2014, 10,834 shares; 2013, 11,851 shares	-	-	-
Conversion of restricted stock units, 2015, 198,681 shares; 2014, 169,444 shares; 2013, 146,930 shares	1	-	-
Ending balance	65	64	64

Additional paid-in capital
Beginning balance	422,232	407,056	383,135
Options exercised and conversion of common stock units and restricted stock units	13,605	13,906	22,502
Share-based compensation expense	6,811	1,270	1,419
Ending balance	442,648	422,232	407,056

Retained earnings
Beginning balance	1,065,318	1,000,312	921,969
Net income	93,482	104,243	110,893
Cash dividends, 2015, $1.00 per share; 2014, $0.92 per share; 2013, $0.78 per share	(42,523)	(39,237)	(32,550)
Ending balance	1,116,277	1,065,318	1,000,312

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	284,601	122,214	367,089
Change in net unrealized gains on fixed maturities and equity securities	(122,387)	163,564	(248,410)
Change in net funded status of pension and other postretirement benefit obligations	1,159	(1,177)	3,535
Ending balance	163,373	284,601	122,214

Treasury stock, at cost
Beginning balance, 2015, 23,308,430 shares; 2014, 23,117,554 shares; 2013, 22,943,925 shares	(435,752)	(430,341)	(426,452)
Acquisition of shares, 2015, 663,092 shares; 2014, 190,876 shares; 2013, 173,629 shares	(21,950)	(5,411)	(3,889)
Ending balance, 2015, 23,971,522 shares; 2014, 23,308,430 shares; 2013, 23,117,554 shares	(457,702)	(435,752)	(430,341)

Shareholders' equity at end of period	$1,264,661	$1,336,463	$1,099,305

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows - operating activities
Premiums collected	$723,705	$707,275	$688,355
Policyholder benefits paid	(534,359)	(486,295)	(476,103)
Policy acquisition and other operating expenses paid	(267,854)	(262,765)	(251,293)
Federal income taxes paid	(24,861)	(29,195)	(33,672)
Investment income collected	330,034	324,252	311,712
Interest expense paid	(13,521)	(13,902)	(13,825)
Other	(6,101)	(17,437)	(19,238)
Net cash provided by operating activities	207,043	221,933	205,936

Cash flows - investing activities
Fixed maturities
Purchases	(1,490,376)	(1,309,267)	(1,212,937)
Sales	445,100	261,696	298,045
Maturities, paydowns, calls and redemptions	683,335	451,074	504,921
Purchase of other invested assets	(38,018)	(16,041)	(35,000)
Net cash provided by (used in) short-term and other investments	(15,890)	47,023	(153,355)
Net cash used in investing activities	(415,849)	(565,515)	(598,326)

Cash flows - financing activities
Dividends paid to shareholders	(42,523)	(39,237)	(32,550)
Proceeds from issuance of Senior Notes due 2025	246,937	-	-
Redemption of Senior Notes due 2016	(127,292)	-	-
Maturity of Senior Notes due 2015	(75,000)	-	-
Principal repayment on Bank Credit Facility	(38,000)	-	-
Acquisition of treasury stock	(21,950)	(5,411)	(3,889)
Exercise of stock options	1,629	8,252	19,336
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	623,021	730,632	673,057
Benefits, withdrawals and net transfers to
Separate Account (variable annuity) assets	(354,735)	(326,374)	(278,350)
Life policy accounts
Deposits	1,455	1,093	1,636
Withdrawals and surrenders	(3,985)	(4,883)	(4,734)
Cash received (paid) related to repurchase agreements	-	(25,848)	25,848
Change in bank overdrafts	3,083	(1,156)	(4,956)
Net cash provided by financing activities	212,640	337,068	395,398

Net increase (decrease) in cash	3,834	(6,514)	3,008

Cash at beginning of period	11,675	18,189	15,181

Cash at end of period	$15,509	$11,675	$18,189

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

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

The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no subsequent events requiring adjustment to the financial statements or disclosure.

In the year ended December 31, 2015 (specifically, in the first quarter), the Company recorded a reduction in incentive compensation expense due to an immaterial out-of-period correction of an error related to the valuation of restricted common stock units. The $3,012 after tax ($4,634 pretax) adjustment increased net income for each of the segments as follows: property and casualty, $2,056; annuity, $519; and life, $437.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Investments

The Company invests primarily in fixed maturity securities (“fixed maturities”). This category includes primarily bonds and notes, but also includes redeemable preferred stocks. These securities are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on all securities available for sale, carried at fair value, is recorded as a separate component of accumulated other comprehensive income within shareholders' equity, net of applicable deferred taxes and the related impact on deferred policy acquisition costs associated with annuity contracts and life insurance products with account values that would have occurred if the securities had been sold at their aggregate fair value and the proceeds reinvested at current yields.

Equity securities are classified as available for sale and carried at fair value. This category includes nonredeemable preferred stocks and common stocks.

Short-term and other investments are comprised of short-term fixed income securities, generally carried at cost which approximates fair value; derivative instruments (all call options), carried at fair value; policy loans, carried at unpaid principal balances; mortgage loans, carried at unpaid principal; certain alternative investments (primarily investments in limited partnerships) which are accounted for as equity method investments; and restricted Federal Home Loan Bank membership and activity stocks, carried at redemption value which approximates fair value.

The Company invests in fixed maturity securities and alternative investment funds that could qualify as variable interest entities, including corporate securities, mortgage-backed securities and asset-backed securities. Such securities have been reviewed and determined not to be subject to consolidation as the Company is not the primary beneficiary of these securities as the Company does not have the power to direct the activities that most significantly impact the entities’ performance.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Other-than-temporary Impairment of Investments

The Company's methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. Based on these facts, for fixed maturity securities if (1) the Company has the intent to sell the fixed maturity security, (2) it is more likely than not the Company will be required to sell the fixed maturity security before the anticipated recovery of the amortized cost basis, or (3) management does not expect to recover the entire cost basis of the fixed maturity security, an other-than-temporary impairment is considered to have occurred. For equity securities, if (1) the Company does not have the ability and intent to hold the security for the recovery of cost or (2) recovery of cost is not expected within a reasonable period of time, an other-than-temporary impairment is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in the amortized cost basis; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for the full loss amount for all equity securities and for the credit-related loss portion associated with impaired fixed maturity securities. The amount of the total other-than-temporary impairment related to non-credit factors for fixed maturity securities is recognized in other comprehensive income, net of applicable taxes, unless the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis.

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

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DAC”) asset by segment was as follows:

	December 31,
	2015	2014

Annuity	$178,300	$143,522
Life	48,191	44,400
Property and casualty	26,685	27,160
Total	$253,176	$215,082

Policy acquisition costs, consisting of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. Capitalized acquisition costs are amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for indexed universal life contracts. For other individual life contracts, acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15, 20 or 30 years). For property and casualty policies, acquisition costs are amortized over the terms of the insurance policies (6 or 12 months).

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

	Year Ended December 31,
	2015	2014	2013
Increase (decrease) to amortization:
Annuity	$3,403	$1,224	$(3,700)
Life	(34)	(131)	126
Total	$3,369	$1,093	$(3,574)

Deferred policy acquisition costs for investment contracts and life insurance products with account values are adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. This adjustment reduced the DAC asset by $38,819 and $67,932 at December 31, 2015 and 2014, respectively. The after tax impact of this adjustment is included in accumulated other comprehensive income (net unrealized gains and losses on fixed maturities and equity securities) within shareholders' equity.

DAC is reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the years ended December 31, 2015, 2014 and 2013.

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

The Company completed its annual goodwill assessment for the individual reporting units as of October 1, 2015 and did not utilize the option to perform an initial assessment of qualitative factors. The first step of the Company’s analysis indicated that fair value exceeded carrying value for all reporting units. The process of evaluating goodwill for impairment required management to make multiple judgments and assumptions to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

As part of the Company’s October 1, 2015 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to several factors, most notably market sentiment, trading volume and transaction premium. The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances. There were no other events or material changes in circumstances during 2015 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

Any amount of goodwill determined to be impaired will be recorded as an expense in the period in which the impairment determination is made. During each year from 2013 through 2015, the Company completed the required annual testing; no impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.

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

	December 31,
	2015	2014

Property and equipment	$107,876	$108,056
Less: accumulated depreciation	82,236	77,027
Total	$25,640	$31.029

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

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

	December 31,
	2015	2014

Investment contract reserves	$4,072,102	$3,774,457
Life policy reserves	1,054,740	1,027,814
Total	$5,126,842	$4,802,271

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force.

Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method including assumptions as to investment yields, mortality, persistency, expenses and other assumptions based on the Company’s experience, including a provision for adverse deviation. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. If experience is less favorable than the assumptions, additional liabilities may be established, resulting in a charge to income for that period. At December 31, 2015, reserve investment yield assumptions ranged from 3.5% to 8.0%.

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

	December 31,
	2015	2014

GMDB reserve	$358	$278
Aggregate in-the-money death benefits under the GMDB provision	35,563	29,866
Variable annuity contract value distribution based on GMDB feature:
No guarantee	32%	31%
Return of premium guarantee	62%	63%
Guarantee of premium roll-up at an annual rate of 3% or 5%	6%	6%
Total	100%	100%

Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies

In 2014, the Company began offering fixed indexed annuity (“FIA”) products with interest crediting strategies linked to the Standard & Poor’s 500 Index and the Dow Jones Industrial Average. The Company purchases call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the indexed products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging”. The Company elected to not use hedge accounting for derivative transactions related to the FIA products. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value reported in Net Realized Investment Gains and Losses in the Consolidated Statements of Operations. The embedded derivative is bifurcated from the host contract and included in Other Policyholder Funds in the Consolidated Balance Sheets. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 “Financial Services — Insurance” and is included in Investment Contract and Life Policy Reserves in the Consolidated Balance Sheets with any discount to the minimum account value being accreted using the effective yield method. In the Consolidated Statements of Operations, accreted interest for FIA products and benefit claims on these products incurred during the reporting period are included in Benefits, Claims and Settlement Expenses.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

In October 2015, the Company began offering indexed universal life (“IUL”) products as part of its product portfolio with interest crediting strategies linked to the Standard & Poor’s 500 Index and the Dow Jones Industrial Average as well as a fixed option. The Company purchases call options monthly to hedge the potential liabilities arising in IUL accounts. The Company elected to not use hedge accounting for derivative transactions related to the IUL products. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value reported in Net Realized Investment Gains and Losses in the Consolidated Statements of Operations. IUL policies with a balance in one or more indexed accounts are considered to have an embedded derivative. The benefit reserve for the host contract is measured using the retrospective deposit method, which for Horace Mann’s IUL product is equal to the account balance. The embedded derivative is bifurcated from the host contract, carried at fair value and included in Investment Contract and Life Policy Reserves in the Consolidated Balance Sheets.

More information regarding the determination of fair value of the FIA and IUL embedded derivatives and purchased call options, the only derivative instruments utilized by the Company, is included in “Note 3 — Fair Value of Financial Instruments”.

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

Other Policyholder Funds

Other Policyholder Funds includes supplementary contracts without life contingencies and dividend accumulations, as well as balances outstanding under the funding agreements with the Federal Home Loan Bank of Chicago (“FHLB”) and embedded derivatives related to fixed indexed annuities. Except for embedded derivatives, each of these components is carried at cost. Embedded derivatives are carried at fair value. Amounts received and repaid under the FHLB funding agreements are classified in the financing activities section of the Company’s Consolidated Statements of Cash Flows combined with annuity contract deposits and disbursements, respectively.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Federal Home Loan Bank Funding Agreements

In 2013, one of the Company's subsidiaries, Horace Mann Life Insurance Company (“HMLIC”), became a member of the FHLB, which provides HMLIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of member stock, in June 2013, HMLIC purchased common stock to meet the membership requirement. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 5.0% of the borrowing, or a lower percentage — such as 2.0% based on the Reduced Capitalization Advance Program. For FHLB advances and funding agreements combined, HMEC's Board of Directors has authorized a maximum amount equal to 10% of HMLIC’s admitted assets using prescribed statutory accounting principles. On both September 18, 2014 and December 27, 2013, the Company received $250,000 under funding agreements and on December 28, 2015, an additional $75,000 was received under a funding agreement. For the total $575,000 received, $250,000 matures on September 13, 2019, $125,000 matures on December 15, 2023 and $200,000 matures on January 16, 2026. Interest on the funding agreements accrues at an annual weighted average rate of 0.30% as of December 31, 2015.

Insurance Premiums and Contract Charges Earned

Property and casualty insurance premiums are recognized as revenue ratably over the related contract periods in proportion to the risks insured. The unexpired portions of these property and casualty premiums are recorded as unearned premiums, using the monthly pro rata method.

Premiums and contract charges for life insurance contracts with account values and investment (annuity) contracts consist of charges for the cost of insurance, policy administration and withdrawals. Premiums for long-term traditional life policies are recognized as revenues when due over the premium-paying period. Contract deposits to investment contracts and life insurance contracts with account values represent funds deposited by policyholders and are not included in the Company's premiums or contract charges earned.

Share-Based Compensation

The Company grants stock options and both service-based and performance-based restricted common stock units (“RSUs”) to executive officers, other employees and Directors in an effort to attract and retain individuals while also aligning compensation with the interests of the Company’s shareholders. Additional information regarding the Company's share-based compensation plans is contained in “Note 9 — Shareholders' Equity and Common Stock Equivalents”.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of RSUs is measured at the market price of the Company’s common stock on the date of grant, with the exception of market-based performance awards, for which the Company uses a Monte Carlo simulation model to determine fair value for purposes of measuring RSU expense. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $1,285, $1,270 and $1,419, respectively, in stock option expense as a result of the vesting of stock options during the respective periods. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $892, $6,132 and $6,954, respectively, in RSU expense as a result of the earning and/or vesting of RSUs during the respective periods. See additional information regarding the 2015 RSU expense in “Note 1 — Summary of Significant Accounting Policies — Basis of Presentation”.

In 2015, 2014 and 2013, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for stock options granted in each year. The fair value of stock options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table.

	Year Ended December 31,
	2015	2014	2013

Number of stock options granted	142,908	175,632	245,424
Weighted average grant date fair value of stock options granted	$11.18	$9.01	$8.25
Weighted average assumptions:
Risk-free interest rate	1.7%	1.9%	1.0%
Expected dividend yield	2.6%	2.5%	2.7%
Expected life, in years	7.2	5.7	5.8
Expected volatility (based on historical volatility)	42.8%	40.3%	54.5%

The weighted average fair value of nonvested stock options outstanding on December 31, 2015 was $9.35. Total unrecognized compensation expense relating to the nonvested stock options outstanding as of December 31, 2015 was approximately $2,300. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2016 through 2019. Expense is reflected on a straight-line basis over the vesting period for the entire award.

Total unrecognized compensation expense relating to RSUs outstanding as of December 31, 2015 was approximately $6,900. This amount will be recognized as expense over the remainder of the earning and vesting period, which is scheduled to be 2016 through 2019. Expense is reflected on a straight-line basis from the date of grant through the end of the vesting period for the entire award.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Income Taxes

The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2015, 2014 and 2013 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.

Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the net funded status of pension and other postretirement benefit obligations with the changes for each period included in the respective components of accumulated other comprehensive income (loss) within shareholders' equity.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding plus the weighted average number of fully vested restricted stock units and common stock units payable as shares of HMEC common stock. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options, deferred compensation common stock units and incentive compensation restricted common stock units, which are described in “Note 9 — Shareholders’ Equity and Common Stock Equivalents”.

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2015	2014	2013
Basic:
Net income for the period	$93,482	$104,243	$110,893
Weighted average number of common shares during the period (in thousands)	41,915	41,646	40,377
Net income per share - basic	$2.23	$2.50	$2.75

Diluted:
Net income for the period	$93,482	$104,243	$110,893
Weighted average number of common shares during the period (in thousands)	41,915	41,646	40,377
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	158	137	211
Common stock units related to deferred compensation for employees	55	70	112
Restricted common stock units related to incentive compensation	297	378	933
Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	42,425	42,231	41,633
Net income per share - diluted	$2.20	$2.47	$2.66

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Options to purchase 166,036 shares of common stock at $28.91 to $33.41 per share were granted in 2013 through 2015 but were not included in the computation of 2015 diluted earnings per share because of their anti-dilutive effect as a result of the effect of unrecognized compensation cost. The options, which expire in 2020 through 2025, were still outstanding at December 31, 2015.

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

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2015	2014	2013

Net income	$93,482	$104,243	$110,893
Other comprehensive income (loss):
Change in net unrealized gains and losses on fixed maturities and equity securities:
Net unrealized holding gains and losses on fixed maturities and equity securities arising during the period	(178,035)	264,136	(363,350)
Less: reclassification adjustment for net gains included in income before income tax	11,667	10,943	22,245
Total, before tax	(189,702)	253,193	(385,595)
Income tax expense (benefit)	(67,315)	89,629	(137,185)
Total, net of tax	(122,387)	163,564	(248,410)
Change in net funded status of pension and other postretirement benefit obligations:
Before tax	1,815	(1,810)	5,645
Income tax expense (benefit)	656	(633)	2,110
Total, net of tax	1,159	(1,177)	3,535
Total comprehensive income (loss)	$(27,746)	$266,630	$(133,982)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Accumulated Other Comprehensive Income (Loss)

The following table reconciles the components of accumulated other comprehensive income (loss) for the periods indicated.

	Unrealized
	Gains and
	Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, January 1, 2015	$297,554	$(12,953)	$284,601
Other comprehensive income (loss) before reclassifications	(114,803)	1,159	(113,644)
Amounts reclassified from accumulated other comprehensive income (loss)	(7,584)	-	(7,584)
Net current period other comprehensive income (loss)	(122,387)	1,159	(121,228)
Ending balance, December 31, 2015	$175,167	$(11,794)	$163,373

Beginning balance, January 1, 2014	$133,990	$(11,776)	$122,214
Other comprehensive income (loss) before reclassifications	170,677	(1,177)	169,500
Amounts reclassified from accumulated other comprehensive income (loss)	(7,113)	-	(7,113)
Net current period other comprehensive income (loss)	163,564	(1,177)	162,387
Ending balance, December 31, 2014	$297,554	$(12,953)	$284,601

Beginning balance, January 1, 2013	$382,400	$(15,311)	$367,089
Other comprehensive income (loss) before reclassifications	(233,951)	3,535	(230,416)
Amounts reclassified from accumulated other comprehensive income (loss)	(14,459)	-	(14,459)
Net current period other comprehensive income (loss)	(248,410)	3,535	(244,875)
Ending balance, December 31, 2013	$133,990	$(11,776)	$122,214

(1)	All amounts are net of tax.
(2)	The pretax amounts reclassified from accumulated other comprehensive income, $11,667, $10,943 and $22,245, are included in net realized investment gains and losses and the related tax expenses, $4,083, $3,830 and $7,786, are included in income tax expense in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, respectively.

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

NOTE 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index call option contracts) to economically hedge risk associated with its fixed indexed annuity and indexed universal life products’ contingent liabilities. The Company’s fixed indexed annuity and indexed universal life products include embedded derivative features that are discussed in “Note 1 — Summary of Significant Accounting Policies — Investment Contract and Life Policy Reserves — Policy Liabilities for Fixed Indexed Annuities and Indexed Universal Life Policies”. The Company's investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s insurance products during the three years ended December 31, 2015.

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2015	2014	2013

Fixed maturities	$326,207	$317,756	$304,024
Equity securities	4,355	4,849	3,698
Short-term and other investments	9,187	8,459	8,242
Other invested assets (equity method investments)	1,984	7,229	5,902
Total investment income	341,733	338,293	321,866
Investment expenses	(9,133)	(8,478)	(8,256)
Net investment income	$332,600	$329,815	$313,610

Realized Investment Gains (Losses)

Net realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2015	2014	2013

Fixed maturities	$10,289	$8,150	$18,480
Equity securities	1,378	2,793	3,765
Short-term investments and other	1,046	(26)	-
Net realized investment gains	$12,713	$10,917	$22,245

The Company, from time to time, sells invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are due to issuer specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company’s investment strategy.

NOTE 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities (“fixed maturities”) and also includes equity securities. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio were as follows:

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (1)
December 31, 2015
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$461,862	$44,413	$1,861	$504,414	$-
Other, including
U.S. Treasury securities	532,373	21,153	7,415	546,111	-
Municipal bonds	1,553,603	165,680	10,340	1,708,943	(4,140)
Foreign government bonds	67,441	6,288	112	73,617	-
Corporate bonds	2,687,376	140,873	48,834	2,779,415	-
Other mortgage-backed securities	1,482,971	16,830	20,961	1,478,840	1,382
Totals	$6,785,626	$395,237	$89,523	$7,091,340	$(2,758)

Equity securities (3)	$95,722	$8,405	$4,330	$99,797	$-

December 31, 2014
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$484,561	$52,555	$1,390	$535,726	$-
Other, including
U.S. Treasury securities	512,596	28,652	3,049	538,199	-
Municipal bonds	1,462,717	189,533	4,428	1,647,822	-
Foreign government bonds	52,552	6,984	-	59,536	-
Corporate bonds	2,608,633	237,372	11,256	2,834,749	-
Other mortgage-backed securities	1,254,178	28,772	5,892	1,277,058	2,879
Totals	$6,375,237	$543,868	$26,015	$6,893,090	$2,879

Equity securities (3)	$99,904	$14,159	$3,408	$110,655	$-

(1)	Related to securities for which an unrealized loss was bifurcated to distinguish the credit-related portion and the portion driven by other market factors. Represents the amount of other-than-temporary impairment losses in AOCI which was not included in earnings; amounts also include unrealized gains/(losses) on such impaired securities relating to changes in the fair value of those securities subsequent to the impairment measurement date.
(2)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $231,294 and $302,222; Federal Home Loan Mortgage Corporation (“FHLMC”) of $363,957 and $432,432; and Government National Mortgage Association (“GNMA”) of $130,940 and $137,867 as of December 31, 2015 and 2014, respectively.
(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Compared to December 31, 2014, the decrease in net unrealized gains at December 31, 2015 was due to wider credit spreads across most asset classes and a slight increase in U.S. Treasury rates, which resulted in a decrease in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

NOTE 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at December 31, 2015 and 2014, respectively. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2015 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at December 31, 2015.

	12 months or less		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2015
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$48,097	$1,748	$1,595	$113	$49,692	$1,861
Other	248,478	7,338	1,921	77	250,399	7,415
Municipal bonds	168,939	5,382	21,717	4,958	190,656	10,340
Foreign government bonds	11,867	112	-	-	11,867	112
Corporate bonds	858,647	37,244	50,340	11,590	908,987	48,834
Other mortgage-backed securities	929,268	19,165	140,561	1,796	1,069,829	20,961
Total fixed maturity securities	2,265,296	70,989	216,134	18,534	2,481,430	89,523
Equity securities (1)	38,764	3,022	8,379	1,308	47,143	4,330
Combined totals	$2,304,060	$74,011	$224,513	$19,842	$2,528,573	$93,853

Number of positions with a gross unrealized loss	684		78		762
Fair value as a percentage of total fixed maturities and equity securities fair value	32.0%		3.1%		35.1%

December 31, 2014
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$2	$-	$39,809	$1,390	$39,811	$1,390
Other	10,317	34	117,615	3,015	127,932	3,049
Municipal bonds	31,821	200	59,715	4,228	91,536	4,428
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	213,612	6,883	76,099	4,373	289,711	11,256
Other mortgage-backed securities	477,877	4,797	88,663	1,095	566,540	5,892
Total fixed maturity securities	733,629	11,914	381,901	14,101	1,115,530	26,015
Equity securities (1)	12,955	2,568	6,635	840	19,590	3,408
Combined totals	$746,584	$14,482	$388,536	$14,941	$1,135,120	$29,423

Number of positions with a gross unrealized loss	234		112		346
Fair value as a percentage of total fixed maturities and equity securities fair value	10.7%		5.5%		16.2%

(1)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

NOTE 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 75% of the gross unrealized loss as of December 31, 2015. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of December 31, 2015 and 2014 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income (loss):

	Year Ended December 31,
	2015	2014
Cumulative credit loss (1)
Beginning of period	$2,877	$4,097
New credit losses	4,967	280
Losses related to securities sold or paid down during the period	-	(1,500)
End of period	$7,844	$2,877

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

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

	December 31, 2015
			Percent of
	Amortized	Fair	Total Fair
	Cost	Value	Value
Estimated expected maturity:
Due in 1 year or less	$210,171	$219,639	3.1%
Due after 1 year through 5 years	1,641,139	1,715,078	24.2
Due after 5 years through 10 years	2,688,583	2,809,712	39.6
Due after 10 years through 20 years	1,420,578	1,484,580	20.9
Due after 20 years	825,155	862,331	12.2
Total	$6,785,626	$7,091,340	100.0%

Average option-adjusted duration, in years	5.8

NOTE 2 - Investments-(Continued)

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were:

	Year Ended December 31,
	2015	2014	2013
Fixed maturity securities
Proceeds received	$445,100	$261,696	$298,045
Gross gains realized	22,476	13,224	17,177
Gross losses realized	(5,487)	(6,325)	(4,945)

Equity securities
Proceeds received	$31,621	$17,194	$18,643
Gross gains realized	6,604	3,206	4,368
Gross losses realized	(672)	(482)	(616)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Year Ended December 31,
	2015	2014	2013
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$336,604	$146,489	$423,004
Change in unrealized investment gains and losses	(131,202)	195,413	(264,503)
Reclassification of net realized investment (gains) losses to net income	(6,688)	(5,298)	(12,012)
End of period	$198,714	$336,604	$146,489

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$6,988	$4,618	$720
Change in unrealized investment gains and losses	(3,443)	4,185	6,345
Reclassification of net realized investment (gains) losses to net income	(896)	(1,815)	(2,447)
End of period	$2,649	$6,988	$4,618

Investment in Entities Exceeding 10% of Shareholders' Equity

At December 31, 2015 and 2014, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

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

Net Amounts
of Assets/
		Gross	Liabilities	Gross Amounts Not Offset
		Amounts	Presented	in the Consolidated
		Offset in the	in the	Balance Sheets
		Consolidated	Consolidated		Cash
	Gross	Balance	Balance	Financial	Collateral	Net
	Amounts	Sheets	Sheets	Instruments	Received	Amount
December 31, 2015
Asset derivatives
Free-standing derivatives	$2,501	$-	$2,501	$-	$2,617	$(116)

December 31, 2014
Asset derivatives
Free-standing derivatives	2,458	-	2,458	-	1,955	503

Deposits

At December 31, 2015 and 2014, securities with a fair value of $18,312 and $18,361, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at December 31, 2015 and 2014, securities with a fair value of $621,077 and $539,235, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $575,000 and $500,000, respectively. The deposited securities are included in Fixed Maturities on the Company’s Consolidated Balance Sheets.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure (1) the values received are reasonable and accurately recorded, (2) the data inputs and valuation techniques utilized are appropriate and consistently applied, and (3) the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 91% of the portfolio, based on fair value, was priced through pricing services or index priced as of both December 31, 2015 and 2014. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analyses, the securities were generally classified as Level 2, otherwise they were classified as Level 3. There were no significant changes to the valuation process during 2015.

At December 31, 2015, all of the equity securities portfolio was priced from observable market quotations. Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analyses that are based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in 2015.

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

Investment Contract and Life Policy Reserves

The fair values of fixed annuity contract liabilities and policyholder account balances on life contracts are equal to the discounted estimated future cash flows (using the Company's current interest rates for similar products including consideration of minimum guaranteed interest rates). The Company carries these financial liabilities at cost.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Also included in investment contract and life policy reserves are embedded derivatives related to the Company’s indexed universal life product, which was introduced in October 2015. The fair value of these embedded derivatives is estimated to be equal to the fair value of the current call options purchased to hedge the liability. The Company carries these embedded derivatives at fair value.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At December 31, 2015, these Level 3 invested assets comprised approximately 2.3% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2015
Financial Assets
Investments
Fixed maturities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$504,414	$504,414	$-	$504,414	$-
Other, including
U.S. Treasury securities	546,111	546,111	14,258	531,853	-
Municipal bonds	1,708,943	1,708,943	-	1,678,564	30,379
Foreign government bonds	73,617	73,617	-	73,617	-
Corporate bonds	2,779,415	2,779,415	10,195	2,701,645	67,575
Other mortgage-backed securities	1,478,840	1,478,840	-	1,403,374	75,466
Total fixed maturities	7,091,340	7,091,340	24,453	6,893,467	173,420
Equity securities	99,797	99,797	86,088	13,703	6
Short-term investments	174,152	174,152	169,764	4,388	-
Other investments	14,001	14,001	-	14,001	-
Totals	7,379,290	7,379,290	280,305	6,925,559	173,426
Separate Account (variable annuity) assets (1)	1,800,722	1,800,722	1,800,722	-	-
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	14	14	-	14	-
Other policyholder funds, embedded derivatives	39,021	39,021	-	-	39,021

December 31, 2014
Financial Assets
Investments
Fixed maturities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$535,726	$535,726	$-	$535,726	$-
Other, including
U.S. Treasury securities	538,199	538,199	17,857	520,342	-
Municipal bonds	1,647,822	1,647,822	-	1,634,194	13,628
Foreign government bonds	59,536	59,536	-	59,536	-
Corporate bonds	2,834,749	2,834,749	10,524	2,749,508	74,717
Other mortgage-backed securities	1,277,058	1,277,058	-	1,194,109	82,949
Total fixed maturities	6,893,090	6,893,090	28,381	6,693,415	171,294
Equity securities	110,655	110,655	92,140	18,509	6
Short-term investments	142,039	142,039	142,039	-	-
Other investments	12,458	12,458	-	12,458	-
Totals	7,158,242	7,158,242	262,560	6,724,382	171,300
Separate Account (variable annuity) assets (1)	1,813,557	1,813,557	1,813,557	-	-
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	-	-	-	-	-
Other policyholder funds, embedded derivatives	20,049	20,049	-	-	20,049

(1)	Separate Account (variable annuity) liabilities are set equal to Separate Account (variable annuity) assets.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

As of December 31, 2014, the Company transferred one equity security into Level 1 from Level 2. The Company did not have any other transfers between Levels 1 and 2 during the years ended December 31, 2015 and 2014. The following tables present reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance, January 1, 2015	$13,628	$74,717	$82,949	$171,294	$6	$171,300	$20,049
Transfers into Level 3 (2)	16,326	5,729	15,685	37,740	-	37,740	-
Transfers out of Level 3 (2)	-	(1,351)	(9,663)	(11,014)	-	(11,014)	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	1,087	-	1,087	(3)	1,084	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	(2,528)
Net unrealized gains (losses) included in other comprehensive income	782	(1,935)	(854)	(2,007)	4	(2,003)	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	23,595
Sales	-	(476)	-	(476)	(1)	(477)	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(357)	(10,196)	(12,651)	(23,204)	-	(23,204)	(2,095)
Ending balance, December 31, 2015	$30,379	$67,575	$75,466	$173,420	$6	$173,426	$39,021

Beginning balance, January 1, 2014	$2,694	$60,826	$46,009	$109,529	$6	$109,535	$-
Transfers into Level 3 (2)	10,056	20,649	42,108	72,813	-	72,813	-
Transfers out of Level 3 (2)	-	(3,510)	(519)	(4,029)	-	(4,029)	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	-	(26)	(26)	-	(26)	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	1,157
Net unrealized gains (losses) included in other comprehensive income	1,191	3,611	118	4,920	-	4,920	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	19,338
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(313)	(6,859)	(4,741)	(11,913)	-	(11,913)	(446)
Ending balance, December 31, 2014	$13,628	$74,717	$82,949	$171,294	$6	$171,300	$20,049

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Transfers into and out of Level 3 during the years ended December 31, 2015 and 2014 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At December 31, 2015 and 2014, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the years ended December 31, 2015 and 2014, realized gains/(losses) of $2,528 and ($1,157), respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets classified as Level 3 are subject to the control processes as previously described in this note for “Investments”. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as fixed maturities.

The sensitivity of the estimated fair values to changes in the significant unobservable inputs for fixed maturities and equity securities included in Level 3 generally relates to interest rate spreads, illiquidity premiums and default rates. Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in illiquidity premiums in isolation will result in substantially lower (higher) valuations. Significant increases (decreases) in expected default rates in isolation will result in substantially lower (higher) valuations.

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

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2015
Financial Assets
Investments
Other investments	$148,759	$153,228	$-	$-	$153,228
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,072,102	4,049,840	-	-	4,049,840
Investment contract and life policy reserves, account values on life contracts	77,429	81,360	-	-	81,360
Other policyholder funds	653,631	653,631	-	575,104	78,527
Short-term debt	-	-	-	-	-
Long-term debt	249,346	252,700	252,700	-	-

December 31, 2014
Financial Assets
Investments
Other investments	$145,409	$149,792	$-	$-	$149,792
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	3,774,457	3,691,123	-	-	3,691,123
Investment contract and life policy reserves, account values on life contracts	77,415	81,461	-	-	81,461
Other policyholder funds	586,689	586,689	-	500,080	86,609
Short-term debt	38,000	38,000	-	38,000	-
Long-term debt	199,939	209,495	209,495	-	-

NOTE 4 - Derivative Instruments

In February 2014, the Company began offering fixed indexed annuity products (“FIA”), which are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index. In October 2015, the Company began offering indexed universal life products (“IUL”), which also credit interest based on a percentage of the gain in a specified market index. When deposits are received for FIA and IUL contracts, a portion is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to FIA and IUL policyholders. For the Company, substantially all such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with the change in fair value included in Net Realized Investment Gains (Losses), a component of revenues, in the Consolidated Statements of Operations. The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open positions. Call options are not purchased to fund the index liabilities which may arise after the next annuity deposit anniversary date. On the respective anniversary dates of the indexed deposits, the index used to compute the annual index credit is reset and new one-year call options are purchased to fund the next annual index credit. The cost of these purchases is managed through the terms of the FIA and IUL contracts, which permit changes to index return caps, participation rates and/or asset fees, subject to guaranteed minimums on each contract’s anniversary date. By adjusting the index return caps, participation rates or asset fees, crediting rates generally can be managed except in cases where the contractual features would prevent further modifications.

The future annual index credits on fixed indexed annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contract with a corresponding reserve recorded. For the indexed universal life contract, the embedded derivative represents a single year liability for the index return.

The Company carries all derivative instruments as assets or liabilities in the Consolidated Balance Sheets at fair value. The Company elected to not use hedge accounting for derivative transactions related to the FIA and IUL products. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in the fair value of the derivatives recognized immediately in the Consolidated Statements of Operations. The fair values of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, presented in the Consolidated Balance Sheets were as follows:

	December 31,
	2015	2014
Assets
Derivative instruments, included in Short-term and Other Investments	$2,501	$2,458

Liabilities
Fixed indexed annuities - embedded derivatives, included in Other Policyholder Funds	39,021	20,049
Indexed universal life - embedded derivatives, included in Investment Contract and Life Policy Reserves	14	-

NOTE 4 - Derivative Instruments-(Continued)

In general, the change in the fair value of the embedded derivatives related to the fixed indexed annuities will not correspond to the change in fair value of the purchased call options because the purchased call options are one-year options while the options valued in those embedded derivatives represent the rights of the policyholder to receive index credits over the entire period the fixed indexed annuities are expected to be in force, which typically exceeds 10 years. The changes in fair value of derivatives included in the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
	2015	2014	2013
Change in fair value of derivatives (1):
Revenues
Net realized investment gains (losses)	$(1,483)	$995	$ -

Change in fair value of embedded derivatives:
Revenues
Net realized investment gains (losses)	2,529	(1,157)	-

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

The Company’s strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process, which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor's/Moody’s long-term credit rating of “BBB+/Baa1” or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide collateral when the fair value of the exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

	December 31, 2015				December 31, 2014
	Credit Rating (1)		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody’s	Amount	Value	Amount	Value

Bank of America, N.A.	A+	A1	$17,000	$5	$8,700	$439
Barclays Bank PLC	A-	A2	7,600	137	5,000	70
Citigroup Inc.	BBB+	Baa1	17,300	845	-	-
Credit Suisse International	A	A1-	12,000	167	27,500	1,193
Societe Generale	A	A2	80,800	1,347	25,400	756

Total			$134,700	$2,501	$66,600	$2,458

(1)	As assigned by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).

NOTE 4 - Derivative Instruments-(Continued)

As of December 31, 2015 and 2014, the Company held $2,617 and $1,955, respectively, of cash received from counterparties for derivative collateral, which is included in Other Liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250,000 per counterparty.

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses

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

	Year Ended December 31,
	2015	2014	2013
Property and casualty segment
Gross reserves, beginning of year (1)	$311,097	$275,809	$274,542
Less: reinsurance recoverables	43,740	14,107	13,705
Net reserves, beginning of year (2)	267,357	261,702	260,837
Incurred claims and claim expenses:
Claims occurring in the current year	432,811	416,512	403,589
Decrease in estimated reserves for
claims occurring in prior years (3)	(12,500)	(17,000)	(17,988)
Total claims and claim expenses incurred (4)	420,311	399,512	385,601
Claims and claim expense payments for claims occurring during:
Current year	294,449	273,699	265,831
Prior years	141,982	120,158	118,905
Total claims and claim expense payments	436,431	393,857	384,736
Net reserves, end of year (2)	251,237	267,357	261,702
Plus: reinsurance recoverables	50,332	43,740	14,107
Gross reserves, end of year (1)	$301,569	$311,097	$275,809

(1)	Unpaid Claims and Claim Expenses as reported in the Consolidated Balance Sheets also include reserves for the life and annuity segments of $22,151, $14,687, $15,818 and $14,853 as of December 31, 2015, 2014, 2013 and 2012, respectively, in addition to property and casualty segment reserves.
(2)	Reserves net of anticipated reinsurance recoverables.
(3)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2015, 2014 and 2013.
(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for the life and annuity segments of $76,053, $68,914 and $62,716 for the years ended December 31, 2015, 2014 and 2013, respectively, in addition to the property and casualty segment amounts.

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

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

The Company believes the property and casualty loss reserves are appropriately established based on available facts, laws, and regulations. The Company calculates and records a single best estimate of the reserve (which is equal to the actuarial point estimate) as of each balance sheet date, for each line of business and its coverages for reported losses and for IBNR losses and as a result believes no other estimate is better than the recorded amount. Due to uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts.

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

Numerous risk factors will affect more than one product line. One of these factors is changes in claim department practices, including claim closure rates, number of claims closed without payment, the use of third-party claim adjusters and the level of needed case reserve estimated by the adjuster. Other risk factors include changes in claim frequency, changes in claim severity, regulatory and legislative actions, court actions, changes in economic conditions and trends (e.g. medical costs, labor rates and the cost of materials), the occurrence of unusually large or frequent catastrophic loss events, timeliness of claim reporting, the state in which the claim occurred and degree of claimant fraud. The extent of the impact of a risk factor will also vary by coverages within a product line. Individual risk factors are also subject to interactions with other risk factors within product line coverages.

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, given the relatively large proportion (approximately 75% as of December 31, 2015) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as reestimates. The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claim occurred. For estimating short-tail coverage reserves (e.g. homeowners and automobile physical damage), which comprise approximately 20% of the Company’s total loss reserves as of December 31, 2015, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (primarily related to automobile liability), which comprise approximately 80% of the Company’s total loss reserves as of December 31, 2015, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

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

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Numerous actuarial estimates of the types described above are prepared each quarter to monitor losses for each line of business, including the line’s individual coverages; for reported losses and IBNR. Often, several different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which the Company selects the best estimate for each component, occasionally incorporating additional analyses and actuarial judgment, as described above. These estimates also incorporate the historical impact of inflation into reserve estimates, the implicit assumption being that a multi-year average development factor represents an adequate provision. Based on the Company’s review of these estimates, as well as the review of the independent reserve studies, the best estimate of required reserves for each line of business, including the line’s individual coverages, is determined by management and is recorded for each accident year, then the required reserves for each component are summed to create the reserve balances carried on the Company’s Consolidated Balance Sheets.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6% of reserves, which equates to plus or minus approximately $10,000 of net income as of December 31, 2015. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Net favorable development of total reserves for property and casualty claims occurring in prior years was $12,500 in 2015, $17,000 in 2014 and $17,988 in 2013. The favorable development in both 2014 and 2013 was predominantly the result of favorable frequency and severity trends in automobile liability loss emergence for accident years 2011 and prior. In 2015, the favorable development was predominantly the result of favorable frequency and severity trends in automobile liability loss emergence for accident years 2013 and prior, as well as favorable severity trends in property for accident years 2013 and prior.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's property and casualty reserves at December 31 of each year, supplemented by other analyses throughout the year. The result of the independent actuarial study at December 31, 2015 was consistent with management’s analysis and selected estimates and did not result in any adjustments to the Company’s recorded property and casualty reserves.

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at both December 31, 2015 and 2014 the Company recorded property and casualty reserves toward the higher end (upper quartile) of a reasonable range of reserve estimates.

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

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

NOTE 6 - Reinsurance and Catastrophes

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

The Company’s net catastrophe losses incurred of approximately $44,429, $37,500 and $40,225 for the years ended December 31, 2015, 2014 and 2013, respectively, reflected losses from winter storm events in the first part of each year, wind/hail/tornado events in the spring and summer months of each year, as well as losses from several storms recorded in the fourth quarter of 2015.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2015	2014
Reinsurance recoverables on reserves and unpaid claims
Property and casualty
Reinsurance companies	$9,026	$7,772
State insurance facilities	41,306	35,968
Life and health	9,780	9,592
Total	$60,112	$53,332

NOTE 6 - Reinsurance and Catastrophes-(Continued)

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount
Year ended December 31, 2015
Premiums written and contract deposits	$1,277,066	$24,737	$4,184	$1,256,513
Premiums and contract charges earned	752,798	25,077	4,159	731,880
Benefits, claims and settlement expenses	508,904	16,221	3,681	496,364

Year ended December 31, 2014
Premiums written and contract deposits	1,191,123	27,144	3,676	1,167,655
Premiums and contract charges earned	739,281	27,276	3,755	715,760
Benefits, claims and settlement expenses	504,550	39,236	3,112	468,426

Year ended December 31, 2013
Premiums written and contract deposits	1,120,852	30,115	3,456	1,094,193
Premiums and contract charges earned	717,494	29,990	3,434	690,938
Benefits, claims and settlement expenses	455,298	10,018	3,037	448,317

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2015. Past due reinsurance recoverables as of December 31, 2015 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2015, the Company’s catastrophe excess of loss coverage consisted of one contract and it provided 95% coverage for catastrophe losses above a retention of $25,000 per occurrence up to $175,000 per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25,000 excess of $25,000, $40,000 excess of $50,000 and $85,000 excess of $90,000.

For liability coverages, in 2015, the Company reinsured each loss above a retention of $900 with coverage up to $2,500 on a per occurrence basis and $20,000 in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2015 the Company reinsured each loss above a retention of $900 up to $2,500 on a per risk basis, including catastrophe losses. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $4,800 of property recovery in any one event.

The maximum individual life insurance risk retained by the Company is $300 on any individual life, while either $100 or $125 is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. For 2015, the Company reinsured 100% of the catastrophe risk in excess of $1,000 up to $35,000 per occurrence, with one reinstatement. The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

NOTE 7 - Debt

Indebtedness and scheduled maturities consisted of the following:

	Effective
	Interest	Final	December 31,
	Rates	Maturity	2015	2014
Short-term debt
Bank Credit Facility	Variable	2019	$-	$38,000
Long-term debt, current and noncurrent (1)
4.50% Senior Notes, Aggregate principal amount of $250,000 less unaccrued discount of $654	4.5%	2025	249,346	-
6.05% Senior Notes, Aggregate principal amount of $75,000 less unaccrued discount of $0 and $11	6.1%	2015	-	74,989
6.85% Senior Notes, Aggregate principal amount of $125,000 less unaccrued discount of $0 and $50	6.9%	2016	-	124,950

Total			$249,346	$237,939

(1)	The Company designates debt obligations as “long-term” based on maturity date at issuance.

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

In 2014, HMEC’s Bank Credit Agreement (the “Bank Credit Facility”) was amended and restated to extend the commitment termination date to July 30, 2019 from the previous termination date of October 6, 2015 and to decrease the interest rate spread relative to Eurodollar base rates. The financial covenants within the agreement were not changed. The Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, and provides for unsecured borrowings of up to $150,000.

Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2015.

On June 15, 2015, the Senior Notes due 2015 matured and the Company repaid the $75,000 aggregate principal amount initially utilizing $75,000 of additional borrowing under the existing Bank Credit Facility. In November 2015, the Company repaid the Bank Credit Facility balance in full utilizing a portion of the net proceeds from the issuance of the 4.50% Senior Notes due 2025, as described below.

4.50% Senior Notes due 2025 (“Senior Notes due 2025”)

On November 23, 2015, the Company issued $250,000 aggregate principal amount of 4.50% senior notes, which will mature on December 1, 2025, issued at a discount of 0.265% resulting in an effective yield of 4.533%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. The Senior Notes due 2025 are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 35 basis points, plus, in either of the above cases, accrued interest to the date of redemption.

NOTE 7 - Debt-(Continued)

The net proceeds from the sale of the Senior Notes due 2025 were used to (1) repay the $113,000 balance on the Bank Credit Facility, (2) redeem the Senior Notes due 2016, as described below, and (3) for general corporate purposes.

6.05% Senior Notes due 2015 (“Senior Notes due 2015”)

On June 15, 2015, the Senior Notes due 2015 matured and the Company repaid the $75,000 aggregate principal amount initially utilizing $75,000 of additional borrowing under the existing Bank Credit Facility.

6.85% Senior Notes due 2016 (“Senior Notes due 2016”)

On December 23, 2015, the Company redeemed all of its outstanding Senior Notes due 2016, $125,000 aggregate principal amount, at a cost of $127,292. The redemption was funded utilizing a portion of the net proceeds from the issuance of the 4.50% Senior Notes due 2025.

Debt Retirement Charges

The redemption of the Senior Notes due 2016 resulted in a pretax charge to income for the year ended December 31, 2015 of $2,338.

The repayment of the Senior Notes due 2015 on the maturity date resulted in no pretax charges to income for the year ended December 31, 2015.

Covenants

The Company is in compliance with all of the financial covenants contained in the Senior Notes due 2025 indenture and the Bank Credit Facility agreement, consisting primarily of relationships of (1) debt to capital, (2) net worth, as defined in the financial covenants, (3) insurance subsidiaries' risk-based capital and (4) securities subject to funding agreements and repurchase agreements.

NOTE 8 - Income Taxes

The income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets were as follows:

	December 31,
	2015	2014
Income tax (asset) liability
Current	$1,000	$(1,195)
Deferred	201,208	261,784

NOTE 8 - Income Taxes-(Continued)

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying value of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that gave rise to the deferred tax balances were as follows:

	December 31,
	2015	2014
Deferred tax assets
Unearned premium reserve reduction	$17,402	$15,721
Compensation accruals	13,737	14,765
Impaired securities	7,635	3,327
Other comprehensive income - net funded status of pension
and other postretirement benefit obligations	6,375	7,009
Discounting of unpaid claims and claim expense tax reserves	3,213	4,090
Postretirement benefits other than pensions	664	870
Other, net	1,189	-
Total gross deferred tax assets	50,215	45,782
Deferred tax liabilities
Other comprehensive income - net unrealized gains
on fixed maturities and equity securities	112,934	185,011
Deferred policy acquisition costs	85,341	70,796
Life insurance future policy benefit reserve	30,177	25,914
Investment related adjustments	18,709	20,064
Intangible assets	4,262	4,262
Other, net	-	1,519
Total gross deferred tax liabilities	251,423	307,566
Net deferred tax liability	$201,208	$261,784

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2015 and 2014.

At December 31, 2015, the Company did not have any loss carryforwards or credits.

The components of income tax expense were as follows:

	Year Ended December 31,
	2015	2014	2013

Current	$29,885	$32,295	$31,610
Deferred	6,085	9,575	11,563
Total income tax expense	$35,970	$41,870	$43,173

NOTE 8 - Income Taxes-(Continued)

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2015	2014	2013
Expected federal tax on income	$45,308	$51,140	$53,923
Add (deduct) tax effects of:
Tax-exempt interest	(6,678)	(6,849)	(6,829)
Dividend received deduction	(3,564)	(3,566)	(3,382)
Other, net	904	1,145	(539)
Income tax expense provided on income	$35,970	$41,870	$43,173

The Company’s federal income tax returns for years prior to 2012 are no longer subject to examination by the Internal Revenue Service (“IRS”).

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2015	2014	2013
Balance as of the beginning of the year	$656	$641	$-
Additions based on tax positions related to the current year	398	259	641
Settlements in tax positions for prior years	(15)	(244)	-
Balance as of the end of the year	$1,039	$656	$641

The Company’s effective tax rate would be affected to the extent there were unrecognized tax benefits that could be recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense.

Interest and penalties were both immaterial in each of the years ended December 31, 2015, 2014 and 2013.

NOTE 9 - Shareholders' Equity and Common Stock Equivalents

Share Repurchase Programs and Treasury Shares Held (Common Stock)

In December 2011, HMEC’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50,000 (the “2011 Plan”). In September 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50,000 (the “2015 Plan”) to begin following the completion of the 2011 Plan. Both share repurchase programs authorize the repurchase of HMEC’s common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase programs do not have expiration dates and may be limited or terminated at any time without notice.

During 2013, the Company repurchased 173,629 shares of its common stock, or 0.4% of the outstanding shares on December 31, 2012, at an aggregate cost of $3,889, or an average price of $22.38 per share, under the 2011 Plan. During 2014, the Company repurchased 190,876 shares of its common stock, or 0.5% of the outstanding shares on December 31, 2013, at an aggregate cost of $5,411, or an average price of $28.33 per share, under the 2011 Plan. During 2015, the Company repurchased 663,092 shares of its common stock, or 1.6% of the outstanding shares on December 31, 2014, at an aggregate cost of $21,950, or an average price of $33.08 per share, under the 2011 Plan. In total and through December 31, 2015, 2,098,200 shares were repurchased under the 2011 Plan at an average price of $23.35 per share. The repurchase of shares was financed through use of cash. As of December 31, 2015, $51,010 remained authorized for future share repurchases under the combined 2011 Plan and 2015 Plan authorizations.

At December 31, 2015, the Company held 23,971,522 shares in treasury.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2015 and 2014.

NOTE 9 - Shareholders' Equity and Common Stock Equivalents-(Continued)

2010 Comprehensive Executive Compensation Plan

In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the “Comprehensive Plan”). The purpose of the Comprehensive Plan is to aid the Company in attracting, retaining, motivating and rewarding employees and non-employee Directors; to provide for equitable and competitive compensation opportunities, including deferral opportunities; to encourage long-term service; to recognize individual contributions and reward achievement of Company goals; and to promote the creation of long-term value for the Company’s shareholders by closely aligning the interests of plan participants with those of shareholders. The Comprehensive Plan authorizes share-based and cash-based incentives for plan participants. In 2012, the shareholders of HMEC approved the implementation of a fungible share pool under which grants of full value shares will count against the share limit as two and one half shares for every share subject to a full value award. In 2015, the shareholders of HMEC approved an amendment and restatement of the Comprehensive Plan which included an increase of 3.25 million in the number of shares of common stock reserved for issuance under the Comprehensive Plan. As of December 31, 2015, approximately 3.9 million shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.

As further described in the paragraphs below, outstanding stock units and stock options under the Comprehensive Plan were as follows:

	December 31,
	2015	2014	2013
Common stock units related to deferred compensation for Directors	85,200	87,993	118,062
Common stock units related to deferred compensation for employees	55,443	69,598	111,981
Stock options	669,693	634,437	956,814
Restricted common stock units related to incentive compensation	1,442,325	1,590,138	1,663,190
Total	2,252,661	2,382,166	2,850,047

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

Employee Common Stock Units

Deferred compensation of employees is in the form of common stock units, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2015, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional common stock units.

NOTE 9 - Shareholders' Equity and Common Stock Equivalents-(Continued)

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

Changes in outstanding options were as follows:

	Weighted Average	Range of	Options
	Option Price	Option Prices		Vested and
	per Share	per Share	Outstanding	Exercisable

December 31, 2014	$21.22	$ 6.91-$30.24	634,437	208,578

Granted	$32.44	$32.35-$33.41	142,908	-
Vested	$21.23	$13.83-$30.24	-	158,586
Exercised	$17.71	$13.83-$28.88	(85,532)	(85,532)
Forfeited	$23.10	$17.01-$28.88	(22,120)	-
Expired	-	-	-	-

December 31, 2015	$24.00	$ 6.91-$33.41	669,693	281,632

Option information segregated by ranges of exercise prices was as follows:

	December 31, 2015
		Total Outstanding Options			Vested and Exercisable Options
			Weighted	Weighted		Weighted	Weighted
	Range of		Average	Average		Average	Average
	Option Prices		Option Price	Remaining		Option Price	Remaining
	per Share	Options	per Share	Term	Options	per Share	Term

	$ 6.91-$17.01	103,368	$16.14	1.9 years	103,368	$16.14	1.9 years
	$17.32-$22.69	257,921	$19.32	3.7 years	139,216	$18.98	3.6 years
	$28.88-$33.41	308,404	$30.54	8.6 years	39,048	$28.94	8.1 years
Total	$ 6.91-$33.41	669,693	$24.00	5.7 years	281,632	$19.32	3.6 years

The weighted average exercise prices of vested and exercisable options as of December 31, 2014 and 2013 were $17.20 and $15.78, respectively.

As of December 31, 2015, based on a closing stock price of $33.18 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $3,904 and $6,152, respectively.

NOTE 9 - Shareholders' Equity and Common Stock Equivalents-(Continued)

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

Changes in outstanding restricted common stock units were as follows:

	Total Outstanding Units		Vested Units
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Units	Value per Unit	Units	Value per Unit

December 31, 2014	1,590,138	$21.34	853,054	$14.36

Granted (1)	225,180	$34.42	-	-
Vested	-	-	303,057	$19.39
Forfeited	(66,794)	$25.60	-	-
Distributed (2)	(306,199)	$16.13	(306,199)	$16.13

December 31, 2015	1,442,325	$24.29	849,912	$15.51

(1)	Includes dividends reinvested into additional restricted common stock units.
(2)	Includes distributed units which were utilized to satisfy withholding taxes due on the distribution.

NOTE 10 - Statutory Information and Restrictions

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	December 31,
	2015	2014

Statutory capital and surplus of insurance subsidiaries	$883,870	$861,421
Increase (decrease) due to:
Deferred policy acquisition costs	253,176	215,082
Difference in policyholder reserves	95,536	87,345
Goodwill	47,396	47,396
Investment fair value adjustments on fixed maturities	314,705	519,593
Difference in investment reserves	120,795	118,633
Federal income tax liability	(224,492)	(290,034)
Net funded status of pension and other postretirement benefit obligations	(18,213)	(20,027)
Non-admitted assets and other, net	21,691	18,528
Shareholders' equity of parent company and non-insurance subsidiaries	19,543	16,465
Parent company short-term and long-term debt	(249,346)	(237,939)
Shareholders' equity as reported herein	$1,264,661	$1,336,463

	Year Ended December 31,
	2015	2014	2013

Statutory net income of insurance subsidiaries	$87,619	$97,875	$98,905
Net loss of non-insurance companies	(4,474)	(3,906)	(4,583)
Interest expense	(13,122)	(14,198)	(14,236)
Debt retirement costs	(2,338)	-	-
Tax benefit of interest expense and other parent company current tax adjustments	6,829	6,371	6,030
Combined net income	74,514	86,142	86,116
Increase (decrease) due to:
Deferred policy acquisition costs	13,249	16,828	17,177
Policyholder benefits	14,065	15,284	19,038
Federal income tax expense	(6,678)	(10,548)	(12,735)
Investment reserves	7,339	3,574	6,818
Other adjustments, net	(9,007)	(7,037)	(5,521)
Net income as reported herein	$93,482	$104,243	$110,893

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

NOTE 10 - Statutory Information and Restrictions-(Continued)

The NAIC has risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. At December 31, 2015 and 2014, the minimum statutory-basis capital and surplus required to be maintained by HMEC’s insurance subsidiaries was $139,949 and $135,797, respectively. At December 31, 2015 and 2014, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels. The restricted net assets of HMEC’s insurance subsidiaries were $18,312 and $18,361 as of December 31, 2015 and 2014, respectively. The minimum statutory-basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC’s insurance subsidiaries combined. Authorized control level risk-based capital represents the minimum level of statutory-basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer. The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

HMEC relies largely on dividends from its insurance subsidiaries to meet its obligations for payment of principal and interest on debt, dividends to shareholders and parent company operating expenses, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. HMEC’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. As a result, HMEC may not be able to receive dividends from such subsidiaries at times and in amounts necessary to pay desired dividends to shareholders. The aggregate amount of dividends that may be paid in 2016 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $90,000.

As disclosed in the reconciliation of the statutory capital and surplus of insurance subsidiaries to the consolidated GAAP shareholders’ equity, the insurance subsidiaries have statutory capital and surplus of $883,870 as of December 31, 2015, which is subject to regulatory restrictions. The parent company equity is not restricted. At December 31, 2015, HMEC had $13,237 of liquid assets, comprised of investments and cash, which could be used to fund debt interest, general corporate obligations, as well as dividend payments to shareholders. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities.

At the time of this Annual Report on Form 10-K and during each of the years in the three year period ended December 31, 2015, the Company had no financial reinsurance agreements in effect.

NOTE 11 - Pension Plans and Other Postretirement Benefits

The Company sponsors three qualified and two non-qualified retirement plans. Substantially all employees participate in the 401(k) plan and through December 31, 2014 participated in the non-contributory defined contribution plan. Both the qualified and the non-qualified defined benefit plans have been frozen since 2002. All participants in both frozen plans are 100% vested in their accrued benefit and all non-qualified defined benefit plan participants are receiving payment. Certain employees participate in a non-qualified defined contribution plan.

Qualified Plans

All employees participate in the 401(k) plan and receive a 100% vested 3% “safe harbor” company contribution based on employees’ eligible earnings. Effective January 1, 2015 the Company began matching each dollar of employee contributions up to a 5% maximum — in addition to maintaining the automatic 3% “safe harbor” contribution. The new matching company contribution vests after 5 years of service. The 401(k) plan is fully funded.

Prior to 2015, employees participated in a defined contribution plan after one year of service; contributions were made based on eligible earnings and years of service and were credited to each employee’s individual plan account. The majority of employees received a 5% contribution. Accounts vested after 3 years of service. The Company terminated this fully funded defined contribution plan on December 31, 2014 and all participant accounts became 100% vested. The majority of the plan assets were distributed to participants in 2015.

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

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

Total Expense and Contribution Plans’ Information

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $8,899, $11,850 and $10,295 for the years ended December 31, 2015, 2014 and 2013, respectively.

Contributions to employees' accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2015	2014	2013
401(k) plan
Contributions to employees’ accounts	$6,466	$2,753	$2,781
Total assets at the end of the year	161,956	132,053	134,897

Qualified defined contribution plan
Contributions to employees’ accounts	-	4,580	4,616
Total assets at the end of the year	9,088	123,008	135,097

Non-qualified defined contribution plan
Contributions to employees’ accounts	122	74	110
Total assets at the end of the year	-	-	-

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the funded status of the defined benefit and supplemental retirement pension plans as of December 31, 2015, 2014 and 2013 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$34,279	$39,483	$40,994	$18,524	$16,706	$18,192
Service cost	450	360	360	-	-	-
Interest cost	1,189	1,679	1,369	654	716	616
Plan amendments	-	-	-	-	-	-
Actuarial loss (gain)	(1,371)	1,254	624	(845)	2,431	(783)
Benefits paid	(3,314)	(1,737)	(1,715)	(1,329)	(1,329)	(1,319)
Settlements	-	(6,760)	(2,149)	-	-	-
Projected benefit obligation at end of year	$31,233	$34,279	$39,483	$17,004	$18,524	$16,706
Change in plan assets:
Fair value of plan assets at beginning of year	$31,408	$35,879	$32,757	$-	$-	$-
Actual return on plan assets	200	2,535	4,396	-	-	-
Employer contributions	-	2,000	3,103	1,329	1,329	1,319
Benefits paid	(3,314)	(1,737)	(1,715)	(1,329)	(1,329)	(1,319)
Expenses paid	(627)	(509)	(513)	-	-	-
Settlements	-	(6,760)	(2,149)	-	-	-
Fair value of plan assets at end of year	$27,667	$31,408	$35,879	$-	$-	$-
Funded status	$(3,566)	$(2,871)	$(3,604)	$(17,004)	$(18,524)	$(16,706)

Prepaid (accrued) benefit expense	$9,265	$10,656	$12,331	$(11,622)	$(12,024)	$(12,479)

Total amount recognized in
Consolidated Balance Sheets, all in Other Liabilities	$(3,566)	$(2,871)	$(3,604)	$(17,004)	$(18,524)	$(16,706)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service cost	$-	$-	$-	$-	$-	$-
Net actuarial loss	12,831	13,527	15,935	5,382	6,500	4,227
Total amount recognized in AOCI	$12,831	$13,527	$15,935	$5,382	$6,500	$4,227

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$31,233	$34,279	$39,483	$17,004	$18,524	$16,706
Accumulated benefit obligation	31,233	34,279	39,483	17,004	18,524	16,706
Fair value of plan assets	27,667	31,408	35,879	-	-	-

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

The change in the Company’s AOCI for the defined benefit plans for the year ended December 31, 2015 was primarily attributable to an increase in the discount rate, partially offset by the performance of plan assets. The change in the Company’s AOCI for the defined benefit plans for the year ended December 31, 2014 was primarily attributable to loss recognition in 2014, due to settlement accounting as well as loss amortization included in net periodic benefit cost for 2014. This loss recognition was partially offset by liability losses in 2014 due to a decrease in the discount rate as well as a change in the mortality assumption. The change in the Company’s AOCI for the defined benefit plans for the year ended December 31, 2013 was primarily attributable to the performance of the plan assets and an increase in the discount rate, which was partially offset by a change in the mortality assumption.

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-	$-	$-
Other expenses	450	360	360	-	-	-
Interest cost	1,189	1,679	1,369	654	716	616
Expected return on plan assets	(1,875)	(2,402)	(2,238)	-	-	-
Settlement loss	-	2,668	867	-	-	-
Amortization of:
Prior service cost	-	-	-	-	-	124
Actuarial loss	1,626	1,371	1,602	273	157	203
Net periodic pension expense	$1,390	$3,676	$1,960	$927	$873	$943

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$-	$-	$-	$-	$-	$-
Net actuarial loss (gain)	930	(1,037)	(1,888)	(845)	2,431	(783)
Amortization of:
Prior service cost	-	-	-	-	(2)	(124)
Actuarial loss	(1,626)	(1,371)	(1,602)	(273)	(157)	(203)
Total recognized in other comprehensive income (loss)	$(696)	$(2,408)	$(3,490)	$(1,118)	$2,272	$(1,110)

Weighted average assumptions used to determine expense:
Discount rate	3.66%	4.46%	3.51%	3.66%	4.46%	3.51%
Expected return on plan assets	6.75%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted average assumptions
used to determine benefit
obligations as of December 31:
Discount rate	4.20%	3.66%	4.46%	4.20%	3.66%	4.46%
Expected return on plan assets	6.75%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

* Not applicable.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

The discount rates at December 31, 2015 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

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

		Fair Value Measurements at
		Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2015
Asset category
Equity security funds (1)
United States	$10,844	$-	$10,844	$-
International	2,681	-	2,681	-
Fixed income funds	13,720	-	13,720	-
Total	$27,245	$-	$27,245	$-

December 31, 2014
Asset category
Equity security funds (1)
United States	$12,718	$-	$12,718	$-
International	2,790	-	2,790	-
Fixed income funds	15,591	-	15,591	-
Total	$31,099	$-	$31,099	$-

(1) None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

There were no Level 3 assets held during the years ended December 31, 2015 and 2014.

In 2016, the Company expects amortization of net losses of $1,351 and $233 for the defined benefit plan and the supplemental retirement plans, respectively, and expects no amortization of prior service cost for the supplemental retirement plans to be included in net periodic pension expense.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

Postretirement Benefits Other than Pensions

In addition to providing pension benefits, as further described below, prior to 2015 the Company also provided certain health care and life insurance benefits to a closed group of eligible employees (pre-age 65 and former employees). Postretirement benefits other than pensions of active and retired employees were accrued as expense over the employees' service years.

As of December 31, 2006, upon discontinuation of retiree medical benefits, Health Reimbursement Accounts (“HRAs”) were established for eligible participants and totaled $7,310. As of December 31, 2015, the balance of the previously established HRAs was $1,896. Funding of HRAs was $523, $252 and $181 for the years ended December 31, 2015, 2014 and 2013, respectively.

In December 2013, the Company announced the elimination of postretirement medical coverage for all remaining eligible participants effective March 31, 2014. As a result of this plan change, prior service cost was amortized over the average working lifetime of active eligible participants.

In November 2014, the Company announced it would no longer sponsor the retiree group life benefit as of December 2014 and offered a conversion option to individual policies. This was the last remaining postretirement benefit other than pensions.

As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $2,980 and $196 for the years ended December 31, 2014 and 2013, respectively.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2014 and 2013 (the measurement dates) reconciled with amounts recognized in the Company's Consolidated Balance Sheets. The tables present postretirement expenses and liabilities only for those years in which the Company incurred expenses or accrued liabilities.

	December 31,
	2014	2013
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligations at beginning of year	$1,130	$2,862
Changes during fiscal year:
Service cost	-	-
Interest cost	46	92
Plan amendment	-	(1,393)
Settlements	(965)	-
Employer payments net of participant contributions	(95)	(491)
Actuarial (gain) loss	(116)	60
Accumulated postretirement benefit obligations at end of year	$-	$1,130
Unfunded status	$-	$(1,130)

Total amount recognized in Consolidated Balance Sheets, all in Other Liabilities	$-	$(1,130)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service cost (credit)	$-	$(1,341)
Net actuarial loss (gain)	-	(604)
Total amount recognized in AOCI	$-	$(1,945)

	Year Ended December 31,
	2014	2013
Components of net periodic benefit:
Service cost	$-	$-
Interest cost	46	92
Curtailment gain	(713)	-
Settlement gain	(1,439)	-
Amortization of prior service cost	(628)	(52)
Amortization of prior gain	(246)	(236)
Net periodic income	$(2,980)	$(196)

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

Sensitivity Analysis and Assumptions for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligations as follows:

	December 31,
	2014	2013
Accumulated postretirement benefit obligations
Effect of a one percentage point increase	*	$-
Effect of a one percentage point decrease	*	-

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	*	$2
Effect of a one percentage point decrease	*	(2)

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.66%	4.46%
Healthcare cost trend rate	*	*
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	*	*
Year the rate is assumed to reach the ultimate trend rate	*	*
Expected return on plan assets	*	*

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.46%	3.51%
Healthcare cost trend rate	*	7.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	*	5.00%
Year the rate is assumed to reach the ultimate trend rate	*	2022
Expected return on plan assets	*	*

*	Not applicable.

The discount rates were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

2016 Contributions

In 2016, there is no minimum funding requirement for the Company’s defined benefit plan. The following table discloses that minimum funding requirement and the expected full year contributions for the Company’s plans.

Defined Benefit Pension Plans
	Defined	Supplemental
	Benefit	Defined Benefit
	Plan	Plans

Minimum funding requirement for 2016	$-	N/A
Expected contributions (approximations) for the year ended December 31, 2016 as of the time of this Form 10-K (1)	-	$1,319

N/A - Not applicable.

(1)	HMEC’s Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

Estimated Future Benefit Payments

The Company’s defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below. Therefore, actual results could vary from the estimates shown. Estimated future benefit payments as of December 31, 2015 were as follows:

	2016	2017	2018	2019	2020	2021-2025
Pension plans
Defined benefit plan	$3,207	$2,716	$2,645	$3,042	$2,485	$11,148
Supplemental retirement plans	1,319	1,308	1,295	1,281	1,264	5,995

NOTE 12 - Contingencies and Commitments

Lawsuits and Legal Proceedings

Companies in the insurance industry have been subject to substantial litigation resulting from claims, disputes and other matters. For instance, they have faced expensive claims, including class action lawsuits, alleging, among other things, improper sales practices and improper claims settlement procedures. Negotiated settlements of certain such actions have had a material adverse effect on many insurance companies.

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

Leases

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copy machines. Rental expenses were $2,872, $2,823 and $2,838 for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2015 are as follows:

	As of December 31, 2015
	2016	2017	2018	2019	2020	2021- 2025	2026 and beyond

Minimum operating lease payments	$2,494	$2,360	$2,390	$2,289	$1,526	$2,761	$ -

NOTE 12 - Contingencies and Commitments-(Continued)

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $147,139 and $50,256 for the years ended December 31, 2015 and 2014, respectively.

NOTE 13 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities
Net income	$93,482	$104,243	$110,893
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(12,713)	(10,917)	(22,245)
Increase in accrued investment income	(2,566)	(5,563)	(1,898)
(Decrease) increase in accrued expenses	(5,798)	1,513	1,157
Depreciation and amortization	7,734	7,958	7,680
Increase in insurance liabilities	145,313	153,423	143,542
Increase in premium receivables	(8,641)	(3,638)	(4,018)
Increase in deferred policy acquisition costs	(8,981)	(12,662)	(14,659)
(Increase) decrease in reinsurance recoverables	(748)	1,570	(1,289)
Increase in income tax liabilities	8,935	9,745	7,099
Debt retirement costs	2,338	-	-
Other	(11,312)	(23,739)	(20,326)
Total adjustments	113,561	117,690	95,043
Net cash provided by operating activities	$207,043	$221,933	$205,936

The Company’s redemption of debt in 2015 resulted in non-cash financing charges of $45.

NOTE 14 - Segment Information

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

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2015	2014	2013
Insurance premiums and contract charges earned
Property and casualty	$595,958	$581,828	$561,954
Annuity	25,378	25,540	22,575
Life	110,544	108,392	106,409
Total	$731,880	$715,760	$690,938

Net investment income
Property and casualty	$33,461	$36,790	$36,208
Annuity	228,378	222,071	208,419
Life	71,614	71,865	69,932
Corporate and other	38	14	7
Intersegment eliminations	(891)	(925)	(956)
Total	$332,600	$329,815	$313,610

Net income (loss)
Property and casualty	$40,043	$46,907	$44,433
Annuity	43,384	45,336	44,719
Life	14,982	17,503	20,339
Corporate and other	(4,927)	(5,503)	1,402
Total	$93,482	$104,243	$110,893

	December 31,
	2015	2014	2013
Assets
Property and casualty	$1,098,415	$1,107,962	$1,001,561
Annuity	7,001,411	6,683,473	5,963,348
Life	1,862,719	1,858,150	1,743,084
Corporate and other	134,006	155,678	154,557
Intersegment eliminations	(37,208)	(36,736)	(35,878)
Total	$10,059,343	$9,768,527	$8,826,672

NOTE 14 - Segment Information-(Continued)

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2015	2014	2013
Policy acquisition expenses amortized
Property and casualty	$73,173	$71,327	$68,516
Annuity	18,155	14,781	7,957
Life	7,591	7,709	8,170
Total	$98,919	$93,817	$84,643

Income tax expense (benefit)
Property and casualty	$11,274	$13,944	$12,740
Annuity	19,873	21,319	18,531
Life	7,951	9,432	10,919
Corporate and other	(3,128)	(2,825)	983
Total	$35,970	$41,870	$43,173

NOTE 15 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2015
Insurance premiums written and contract deposits	$305,186	$326,198	$319,394	$305,735
Total revenues	276,106	265,753	268,470	270,119
Net income	21,040	21,984	16,183	34,275
Per share information
Basic
Net income	$0.51	$0.53	$0.39	$0.82
Shares of common stock - weighted average (1)	41,564	41,852	41,990	41,950
Diluted
Net income	$0.50	$0.52	$0.38	$0.81
Shares of common stock and equivalent shares -
weighted average (1)	42,127	42,305	42,425	42,300

2014
Insurance premiums written and contract deposits	$292,241	$322,746	$292,393	$260,275
Total revenues	269,157	265,520	264,743	261,265
Net income	30,068	25,357	20,452	28,366
Per share information
Basic
Net income	$0.72	$0.61	$0.49	$0.69
Shares of common stock - weighted average (1)	41,748	41,514	41,432	41,180
Diluted
Net income	$0.71	$0.60	$0.48	$0.67
Shares of common stock and equivalent shares -
weighted average (1)	42,362	42,319	42,310	42,259

2013
Insurance premiums written and contract deposits	$275,379	$306,033	$267,703	$245,078
Total revenues	259,215	251,884	265,637	254,531
Net income	34,287	23,599	25,995	27,012
Per share information
Basic
Net income	$0.84	$0.59	$0.65	$0.68
Shares of common stock - weighted average (1)	40,818	40,001	39,768	39,527
Diluted
Net income	$0.81	$0.57	$0.63	$0.66
Shares of common stock and equivalent shares -
weighted average (1)	42,205	41,732	41,395	41,088

(1)	Rounded to thousands.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2015

(Dollars in thousands)

			Amount
			Shown in
		Fair	Balance
Type of Investments	Cost (1)	Value	Sheet

Fixed maturities
U.S. Government and federally sponsored
agency obligations	$994,235	$1,050,525	$1,050,525
States, municipalities and political subdivisions	1,553,603	1,708,943	1,708,943
Foreign government bonds	67,441	73,617	73,617
Public utilities	155,973	174,831	174,831
Other bonds	4,014,374	4,083,424	4,083,424

Total fixed maturity securities	6,785,626	7,091,340	7,091,340

Equity securities
Non-redeemable preferred stocks	16,268	15,790	15,790
Common stocks	59,450	64,721	64,721
Closed-end fund	20,004	19,286	19,286

Total equity securities	95,722	99,797	99,797

Short-term investments	174,152	XXX	174,152
Policy loans	148,696	XXX	148,696
Derivative instruments	2,501	XXX	2,501
Mortgage loans	63	XXX	63
Other	131,481	XXX	131,481

Total investments	$7,338,241	XXX	$7,648,030

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2015 and 2014

(Dollars in thousands, except per share data)

	December 31,
	2015	2014

ASSETS

Investments and cash	$13,237	$28,640
Investment in subsidiaries	1,451,290	1,515,769
Other assets	60,114	58,365

Total assets	$1,524,641	$1,602,774

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt	$-	$38,000
Long-term debt, current and noncurrent	249,346	199,939
Other liabilities	10,634	28,372

Total liabilities	259,980	266,311

Preferred stock, $0.001 par value, authorized
1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares;
issued, 2015, 64,537,554; 2014, 64,245,048	65	64
Additional paid-in capital	442,648	422,232
Retained earnings	1,116,277	1,065,318
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities
and equity securities	175,167	297,554
Net funded status of pension and other
postretirement benefit obligations	(11,794)	(12,953)
Treasury stock, at cost, 2015, 23,971,522 shares;
2014, 23,308,430 shares	(457,702)	(435,752)

Total shareholders' equity	1,264,661	1,336,463

Total liabilities and shareholders' equity	$1,524,641	$1,602,774

See accompanying Note to Condensed Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013

Revenues
Net investment income	$33	$10	$6
Realized investment gains	-	-	208

Total revenues	33	10	214

Expenses
Interest	13,122	14,198	14,236
Debt retirement costs	2,338	-	-
Other	5,153	5,071	4,832

Total expenses	20,613	19,269	19,068

Loss before income tax benefit
and equity in net earnings of subsidiaries	(20,580)	(19,259)	(18,854)
Income tax benefit	(7,202)	(6,734)	(6,599)
Loss before equity in net earnings of subsidiaries	(13,378)	(12,525)	(12,255)
Equity in net earnings of subsidiaries	106,860	116,768	123,148

Net income	$93,482	$104,243	$110,893

See accompanying Note to Condensed Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows - operating activities
Interest expense paid	$(13,521)	$(13,902)	$(13,825)
Federal income taxes recovered	6,539	8,740	5,996
Cash dividends received from subsidiaries	50,000	46,000	41,000
Other, net, including settlement of payables to subsidiaries	(2,223)	(188)	(21,235)

Net cash provided by operating activities	40,795	40,650	11,936

Cash flows - investing activities
Net (increase) decrease in investments	15,402	(4,647)	5,488

Net cash provided by (used in) investing activities	15,402	(4,647)	5,488

Cash flows - financing activities
Dividends paid to shareholders	(42,523)	(39,237)	(32,550)
Proceeds from issuance of Senior Notes due 2025	246,937	-	-
Redemption of Senior Notes due 2016	(127,292)	-	-
Maturity of Senior Notes due 2015	(75,000)	-	-
Principal repayment on Bank Credit Facility	(38,000)	-	-
Acquisition of treasury stock	(21,950)	(5,411)	(3,889)
Exercise of stock options	1,629	8,252	19,336

Net cash used in financing activities	(56,199)	(36,396)	(17,103)

Net increase (decrease) in cash	(2)	(393)	321
Cash at beginning of period	77	470	149

Cash at end of period	$75	$77	$470

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G		H		I		J	K

			Discount,		Other			Benefits,	Claims and claim		Amortization		Paid
	Deferred	Future policy	if any,		policy	Premium		claims	adjustment expenses		of deferred		claims
	policy	benefits,	deducted in		claims and	revenue/	Net	and	incurred related to		policy	Other	and claim
	acquisition	claims and	previous	Unearned	benefits	premium	investment	settlement	Current	Prior	acquisition	operating	adjustment	Premiums
Segment	costs	claim expenses	column	premiums	payable	earned	income	expenses	year	years	costs	expenses	expenses	written

Year Ended December 31, 2015
Property and casualty	$26,685	$301,569	$0	$230,201	$-	$595,958	$33,461	$420,311	$432,811	$(12,500)	$73,173	$84,785	$436,431	$605,753
Annuity	178,300	4,082,217	xxx	734	689,116	25,378	228,378	141,893	xxx	xxx	18,155	32,555	xxx	xxx
Life	48,191	1,066,776	xxx	1,906	3,536	110,544	71,614	117,002	xxx	xxx	7,591	35,470	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(853)	N/A	xxx	xxx	N/A	20,061	xxx	xxx

Total	$253,176	$5,450,562	xxx	$232,841	$692,652	$731,880	$332,600	$679,206	xxx	xxx	$98,919	$172,871	xxx	xxx

Year Ended December 31, 2014
Property and casualty	$27,160	$311,097	$0	$220,406	$-	$581,828	$36,790	$399,512	$416,512	$(17,000)	$71,327	$88,305	$393,857	$584,393
Annuity	143,522	3,781,260	xxx	708	603,267	25,540	222,071	134,760	xxx	xxx	14,781	33,210	xxx	xxx
Life	44,400	1,035,698	xxx	2,299	3,471	108,392	71,865	110,293	xxx	xxx	7,709	36,421	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(911)	N/A	xxx	xxx	N/A	18,254	xxx	xxx

Total	$215,082	$5,128,055	xxx	$223,413	$606,738	$715,760	$329,815	$644,565	xxx	xxx	$93,817	$176,190	xxx	xxx

Year Ended December 31, 2013
Property and casualty	$26,048	$275,809	$0	$217,841	$-	$561,954	$36,208	$385,601	$403,589	$(17,988)	$68,516	$87,064	$384,736	$570,363
Annuity	170,749	3,523,901	xxx	562	342,795	22,575	208,419	128,768	xxx	xxx	7,957	34,004	xxx	xxx
Life	48,558	1,008,369	xxx	2,711	3,497	106,409	69,932	103,841	xxx	xxx	8,170	34,394	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(949)	N/A	xxx	xxx	N/A	18,886	xxx	xxx

Total	$245,355	$4,808,079	xxx	$221,114	$346,292	$690,938	$313,610	$618,210	xxx	xxx	$84,643	$174,348	xxx	xxx

N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage
	Gross	Other	from Other	Net	of Amount
	Amount	Companies	Companies	Amount	Assumed to Net

Year ended December 31, 2015
Life insurance in force	$16,504,539	$3,625,946	$-	$12,878,593	-
Premiums
Property and casualty	$610,347	$18,548	$4,159	$595,958	0.7%
Annuity	25,378	-	-	25,378	-
Life	117,073	6,529	-	110,544	-

Total premiums	$752,798	$25,077	$4,159	$731,880	0.6%

Year ended December 31, 2014
Life insurance in force	$15,800,701	$3,360,016	$-	$12,440,685	-
Premiums
Property and casualty	$599,230	$21,157	$3,755	$581,828	0.6%
Annuity	25,540	-	-	25,540	-
Life	114,511	6,119	-	108,392	-

Total premiums	$739,281	$27,276	$3,755	$715,760	0.5%

Year ended December 31, 2013
Life insurance in force	$15,102,466	$3,231,421	$-	$11,871,045	-
Premiums
Property and casualty	$582,780	$24,260	$3,434	$561,954	0.6%
Annuity	22,575	-	-	22,575	-
Life	112,139	5,730	-	106,409	-

Total premiums	$717,494	$29,990	$3,434	$690,938	0.5%

Note:	Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2015

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation's ("HMEC") Annual Report on Form 10-K for the year ended December 31, 2015. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit
No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit
No.		Description

	10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent.

	10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

	10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit
No.		Description

	10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(e)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

	10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.7*	Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.8*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015.

Exhibit
No.		Description

	10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

	10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015.

	10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

	10.11(b)*	HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015.

	10.12*	Letter of Employment between HMSC and Marita Zuraitis effective May 13, 2013, incorporated by reference to Exhibit 10.18 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

Exhibit
No.	Description

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

-5-