Form 10-Q
period 2016-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2016-05-06
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, 40,123,804 shares of Common Stock, par value $0.001 per share, were outstanding, net of 24,672,932 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2016, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
May 6, 2016

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2016, $6,791,301; 2015, $6,785,626)	$7,216,502	$7,091,340
Equity securities, available for sale, at fair value (cost 2016, $96,305; 2015, $95,722)	104,044	99,797
Short-term and other investments	504,071	456,893
Total investments	7,824,617	7,648,030
Cash	50,454	15,509
Deferred policy acquisition costs	239,187	253,176
Goodwill	47,396	47,396
Other assets	301,867	292,139
Separate Account (variable annuity) assets	1,767,866	1,800,722
Total assets	$10,231,387	$10,056,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,189,528	$5,126,842
Unpaid claims and claim expenses	344,269	323,720
Unearned premiums	227,304	232,841
Total policy liabilities	5,761,101	5,683,403
Other policyholder funds	693,920	692,652
Other liabilities	425,491	368,559
Long-term debt	247,022	246,975
Separate Account (variable annuity) liabilities	1,767,866	1,800,722
Total liabilities	8,895,400	8,792,311
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2016, 64,796,736; 2015, 64,537,554	65	65
Additional paid-in capital	444,911	442,648
Retained earnings	1,130,316	1,116,277
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	244,657	175,167
Net funded status of pension obligations	(11,794)	(11,794)
Treasury stock, at cost, 2016, 24,445,799 shares; 2015, 23,971,522 shares	(472,168)	(457,702)
Total shareholders’ equity	1,335,987	1,264,661
Total liabilities and shareholders’ equity	$10,231,387	$10,056,972

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015

Revenues
Insurance premiums and contract charges earned	$185,450	$179,739
Net investment income	84,659	83,313
Net realized investment gains (losses)	(154)	6,068
Other income	1,348	999

Total revenues	271,303	270,119

Benefits, losses and expenses
Benefits, claims and settlement expenses	119,513	114,019
Interest credited	46,690	44,537
Policy acquisition expenses amortized	24,052	23,684
Operating expenses	42,796	35,928
Interest expense	2,935	3,552

Total benefits, losses and expenses	235,986	221,720

Income before income taxes	35,317	48,399
Income tax expense	10,164	14,124

Net income	$25,153	$34,275

Net income per share
Basic	$0.61	$0.82
Diluted	$0.61	$0.81

Weighted average number of shares and equivalent shares (in thousands)
Basic	41,297	41,950
Diluted	41,492	42,300

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(3,673)	$(2,289)
Portion of losses recognized in other comprehensive income	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	(3,673)	(2,289)
Realized gains, net	3,519	8,357
Total	$(154)	$6,068

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015

Comprehensive income
Net income	$25,153	$34,275
Other comprehensive income, net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	69,490	37,578
Change in net funded status of pension obligations	-	-
Other comprehensive income	69,490	37,578
Total	$94,643	$71,853

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015

Common stock, $0.001 par value
Beginning balance	$65	$64
Options exercised, 2016, 84,850 shares; 2015, 43,298 shares	-	-
Conversion of common stock units, 2016, 8,538 shares; 2015, 8,293 shares	-	-
Conversion of restricted stock units, 2016, 165,794 shares; 2015, 157,539 shares	-	-
Ending balance	65	64

Additional paid-in capital
Beginning balance	442,648	422,232
Options exercised and conversion of common stock units and restricted stock units	353	10,882
Share-based compensation expense	1,910	1,965
Ending balance	444,911	435,079

Retained earnings
Beginning balance	1,116,277	1,065,318
Net income	25,153	34,275
Cash dividends, 2016, $0.265 per share; 2015, $0.250 per share	(11,114)	(10,676)
Ending balance	1,130,316	1,088,917

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	163,373	284,601
Change in net unrealized gains and losses on fixed maturities and equity securities	69,490	37,578
Change in net funded status of pension obligations	-	-
Ending balance	232,863	322,179

Treasury stock, at cost
Beginning balance, 2016, 23,971,522 shares; 2015, 23,308,430 shares	(457,702)	(435,752)
Acquisition of shares, 2016, 474,277 shares; 2015, 23,500 shares	(14,466)	(716)
Ending balance, 2016, 24,445,799 shares; 2015, 23,331,930 shares	(472,168)	(436,468)

Shareholders’ equity at end of period	$1,335,987	$1,409,771

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows - operating activities
Premiums collected	$177,535	$168,558
Policyholder benefits paid	(116,941)	(112,404)
Policy acquisition and other operating expenses paid	(71,024)	(73,560)
Investment income collected	82,586	82,486
Interest expense paid	(57)	(165)
Other	5,027	2,387

Net cash provided by operating activities	77,126	67,302

Cash flows - investing activities
Fixed maturities
Purchases	(317,878)	(284,293)
Sales	82,090	81,320
Maturities, paydowns, calls and redemptions	241,233	166,847
Purchase of other invested assets	(10,260)	(12,472)
Net cash used in short-term and other investments	(41,403)	(32,073)

Net cash used in investing activities	(46,218)	(80,671)

Cash flows - financing activities
Dividends paid to shareholders	(11,114)	(10,676)
Acquisition of treasury stock	(14,466)	(716)
Exercise of stock options	1,727	884
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	112,564	141,962
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(85,411)	(91,449)
Life policy accounts
Deposits	489	122
Withdrawals and surrenders	(926)	(1,044)
Change in bank overdrafts	1,174	6,542

Net cash provided by financing activities	4,037	45,625

Net increase in cash	34,945	32,256

Cash at beginning of period	15,509	11,675

Cash at end of period	$50,454	$43,931

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016 and 2015

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2016 and the consolidated results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2016 and 2015. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2016 presentation. See “Adopted Accounting Standards”.

Note 1 - Basis of Presentation-(Continued)

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

	March 31,	December 31,
	2016	2015

Investment contract reserves	$4,128,205	$4,072,102
Life policy reserves	1,061,323	1,054,740
Total	$5,189,528	$5,126,842

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents the accumulated change in shareholders’ equity from transactions and other events and circumstances from non-shareholder sources. For the Company, accumulated other comprehensive income (loss) includes the after tax change in net unrealized gains and losses on fixed maturities and equity securities and the after tax change in net funded status of pension obligations for the period as shown in the Consolidated Statement of Changes in Shareholders’ Equity. The following tables reconcile these components.

	Unrealized Gains
	and Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, January 1, 2016	$175,167	$(11,794)	$163,373
Other comprehensive income (loss) before reclassifications	69,971	-	69,971
Amounts reclassified from accumulated other comprehensive income (loss)	(481)	-	(481)
Net current period other comprehensive income (loss)	69,490	-	69,490
Ending balance, March 31, 2016	$244,657	$(11,794)	$232,863

Beginning balance, January 1, 2015	$297,554	$(12,953)	$284,601
Other comprehensive income (loss) before reclassifications	41,370	-	41,370
Amounts reclassified from accumulated other comprehensive income (loss)	(3,792)	-	(3,792)
Net current period other comprehensive income (loss)	37,578	-	37,578
Ending balance, March 31, 2015	$335,132	$(12,953)	$322,179

(1)	All amounts are net of tax.
(2)	The pretax amounts reclassified from accumulated other comprehensive income (loss), $740 and $5,834, are included in net realized investment gains and losses and the related tax expenses, $259 and $2,042, are included in income tax expense in the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, respectively.

Note 1 - Basis of Presentation-(Continued)

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in “Note 2 — Investments — Unrealized Gains and Losses on Fixed Maturities and Equity Securities”.

Adopted Accounting Standards

Presentation of Debt Issuance Costs

Effective January 1, 2016, the Company adopted accounting guidance which was issued to simplify the presentation of costs incurred to issue debt securities. The guidance requires debt issuance costs associated with specific debt securities to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Costs incurred related to line of credit arrangements continue to be presented as an asset in the consolidated balance sheet. Also, the guidance does not affect the recognition and measurement of debt issuance costs. The guidance required retrospective application. As a result of this adoption, the following items in the Company’s December 31, 2015 Consolidated Balance Sheet were each reduced by $2,371: Other Assets, Total Assets, Long-term Debt, Total Liabilities and Total Liabilities and Shareholders’ Equity. Net income per share (basic and diluted) did not change as a result of the adopted accounting change.

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index call option contracts) to economically hedge risk associated with its fixed indexed annuity and indexed universal life products’ contingent liabilities. The Company’s fixed indexed annuity and indexed universal life products include embedded derivative features that are discussed in “Note 1 — Summary of Significant Accounting Policies — Investment Contract and Life Policy Reserves — Policy Liabilities for Fixed Indexed Annuities and Indexed Universal Life Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company's investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s insurance products during the three months ended March 31, 2016 and 2015.

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

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (1)
March 31, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$441,038	$54,633	$471	$495,200	$-
Other, including
U.S. Treasury securities	508,042	32,078	-	540,120	-
Municipal bonds	1,536,111	198,416	7,199	1,727,328	(2,724)
Foreign government bonds	67,422	6,665	-	74,087	-
Corporate bonds	2,684,520	177,754	28,343	2,833,931	-
Other mortgage-backed securities	1,554,168	20,255	28,587	1,545,836	1,264
Totals	$6,791,301	$489,801	$64,600	$7,216,502	$(1,460)

Equity securities (3)	$96,305	$10,837	$3,098	$104,044	$-

December 31, 2015
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$461,862	$44,413	$1,861	$504,414	$-
Other, including
U.S. Treasury securities	532,373	21,153	7,415	546,111	-
Municipal bonds	1,553,603	165,680	10,340	1,708,943	(4,140)
Foreign government bonds	67,441	6,288	112	73,617	-
Corporate bonds	2,687,376	140,873	48,834	2,779,415	-
Other mortgage-backed securities	1,482,971	16,830	20,961	1,478,840	1,382
Totals	$6,785,626	$395,237	$89,523	$7,091,340	$(2,758)

Equity securities (3)	$95,722	$8,405	$4,330	$99,797	$-

(1)	Related to securities for which an unrealized loss was bifurcated to distinguish the credit-related portion and the portion driven by other market factors. Represents the amount of other-than-temporary impairment losses in AOCI which was not included in earnings; amounts also include unrealized gains/(losses) on such impaired securities relating to changes in the fair value of those securities subsequent to the impairment measurement date.
(2)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $234,668 and $231,294; Federal Home Loan Mortgage Corporation (“FHLMC”) of $342,877 and $363,957; and Government National Mortgage Association (“GNMA”) of $126,252 and $130,940 as of March 31, 2016 and December 31, 2015, respectively.
(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Compared to December 31, 2015, the increase in net unrealized gains at March 31, 2016 was due to slightly tighter credit spreads across most asset classes and a decline in U.S. Treasury rates, which resulted in an increase in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

Note 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at March 31, 2016 and December 31, 2015, respectively. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2016 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$3,919	$188	$2,918	$283	$6,837	$471
Other	10,000	-	-	-	10,000	-
Municipal bonds	37,752	4,056	12,324	3,143	50,076	7,199
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	435,489	16,822	64,934	11,521	500,423	28,343
Other mortgage-backed securities	884,292	24,692	174,345	3,895	1,058,637	28,587
Total fixed maturity securities	1,371,452	45,758	254,521	18,842	1,625,973	64,600
Equity securities (1)	11,789	1,875	9,325	1,223	21,114	3,098
Combined totals	$1,383,241	$47,633	$263,846	$20,065	$1,647,087	$67,698

Number of positions with a gross unrealized loss	421		93		514
Fair value as a percentage of total fixed maturities and equity securities fair value	18.9%		3.6%		22.5%

December 31, 2015
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$48,097	$1,748	$1,595	$113	$49,692	$1,861
Other	248,478	7,338	1,921	77	250,399	7,415
Municipal bonds	168,939	5,382	21,717	4,958	190,656	10,340
Foreign government bonds	11,867	112	-	-	11,867	112
Corporate bonds	858,647	37,244	50,340	11,590	908,987	48,834
Other mortgage-backed securities	929,268	19,165	140,561	1,796	1,069,829	20,961
Total fixed maturity securities	2,265,296	70,989	216,134	18,534	2,481,430	89,523
Equity securities (1)	38,764	3,022	8,379	1,308	47,143	4,330
Combined totals	$2,304,060	$74,011	$224,513	$19,842	$2,528,573	$93,853

Number of positions with a gross unrealized loss	684		78		762
Fair value as a percentage of total fixed maturities and equity securities fair value	32.0%		3.1%		35.1%

(1)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 66% of the gross unrealized loss as of March 31, 2016. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of March 31, 2016 and 2015 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income (loss):

	Three Months Ended
	March 31,
	2016	2015
Cumulative credit loss (1)
Beginning of period	$7,844	$2,877
New credit losses	1,824	-
Losses related to securities sold or paid down during the period	-	-
End of period	$9,668	$2,877

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

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

	Percent of Total Fair Value		March 31, 2016
	March 31,	December 31,	Fair	Amortized
	2016	2015	Value	Cost
Estimated expected maturity:
Due in 1 year or less	3.6%	3.1%	$260,299	$244,935
Due after 1 year through 5 years	26.3	24.2	1,900,899	1,788,903
Due after 5 years through 10 years	37.9	39.6	2,728,632	2,567,871
Due after 10 years through 20 years	20.4	20.9	1,474,836	1,387,922
Due after 20 years	11.8	12.2	851,836	801,670
Total	100.0%	100.0%	$7,216,502	$6,791,301

Average option-adjusted duration, in years	5.7	5.8

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended
	March 31,
	2016	2015
Fixed maturity securities
Proceeds received	$82,090	$81,320
Gross gains realized	2,476	1,654
Gross losses realized	(492)	(463)

Equity securities
Proceeds received	$6,147	$13,969
Gross gains realized	520	4,602
Gross losses realized	(646)	(10)

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended
	March 31,
	2016	2015
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$198,714	$336,604
Change in unrealized investment gains and losses	78,341	45,486
Reclassification of net realized investment (gains) losses to net income	(674)	(846)
End of period	$276,381	$381,244

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$2,649	$6,988
Change in unrealized investment gains and losses	2,188	(658)
Reclassification of net realized investment (gains) losses to net income	193	(2,946)
End of period	$5,030	$3,384

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

Net Amounts
of Assets/
		Gross	Liabilities	Gross Amounts Not Offset
		Amounts	Presented	in the Consolidated
		Offset in the	in the	Balance Sheets
		Consolidated	Consolidated		Cash
	Gross	Balance	Balance	Financial	Collateral	Net
	Amounts	Sheets	Sheets	Instruments	Received	Amount

March 31, 2016
Asset derivatives:
Free-standing derivatives	$3,140	-	$3,140	-	$2,197	$943

December 31, 2015
Asset derivatives:
Free-standing derivatives	2,501	-	2,501	-	2,617	(116)

Note 2 - Investments-(Continued)

Deposits

At March 31, 2016 and December 31, 2015, securities with a fair value of $18,392 and $18,312, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at March 31, 2016 and December 31, 2015, securities with a fair value of $621,373 and $621,077, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $575,000 at both of the respective dates. The deposited securities are included in Fixed Maturities on the Company’s Consolidated Balance Sheets.

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

Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at a point in time is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, specifically in “Note 3 — Fair Value of Financial Instruments”.

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At March 31, 2016, these Level 3 invested assets comprised 2.6% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2016
Financial Assets
Investments
Fixed maturities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$495,200	$495,200	$-	$493,001	$2,199
Other, including
U.S. Treasury securities	540,120	540,120	13,863	526,257	-
Municipal bonds	1,727,328	1,727,328	-	1,680,835	46,493
Foreign government bonds	74,087	74,087	-	74,087	-
Corporate bonds	2,833,931	2,833,931	8,711	2,755,149	70,071
Other mortgage-backed securities	1,545,836	1,545,836	-	1,464,214	81,622
Total fixed maturities	7,216,502	7,216,502	22,574	6,993,543	200,385
Equity securities	104,044	104,044	90,321	13,717	6
Short-term investments	216,204	216,204	210,320	5,884	-
Other investments	14,640	14,640	-	14,640	-
Totals	7,551,390	7,551,390	323,215	7,027,784	200,391
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	23	23	-	23	-
Other policyholder funds, embedded derivatives	42,085	42,085	-	-	42,085

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2016. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage- Backed Securities(2)	Total Fixed Maturities	Equity Securities	Total

Beginning balance, January 1, 2016	$30,379	$67,575	$75,466	$173,420	$6	$173,426	$39,021
Transfers into Level 3 (3)	14,751	6,059	11,642	32,452	-	32,452	-
Transfers out of Level 3 (3)	-	-	-	-	-	-	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	-	-	-	-	-	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	674
Net unrealized gains (losses) included in other comprehensive income	1,484	388	(7)	1,865	-	1,865	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	3,491
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(121)	(3,951)	(3,280)	(7,352)	-	(7,352)	(1,101)
Ending balance, March 31, 2016	$46,493	$70,071	$83,821	$200,385	$6	$200,391	$42,085

Beginning balance, January 1, 2015	$13,628	$74,717	$82,949	$171,294	$6	$171,300	$20,049
Transfers into Level 3 (3)	-	1,895	461	2,356	-	2,356	-
Transfers out of Level 3 (3)	-	-	(9,664)	(9,664)	-	(9,664)	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	-	-	-	-	-	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	(439)
Net unrealized gains (losses) included in other comprehensive income	380	352	3	735	-	735	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	2,964
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(123)	(4,686)	(1,155)	(5,964)	-	(5,964)	(534)
Ending balance, March 31, 2015	$13,885	$72,278	$72,594	$158,757	$6	$158,763	$22,040

(1)	Represents embedded derivatives, all related to the Company’s fixed indexed annuity (“FIA”) products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.
(3)	Transfers into and out of Level 3 during the three months ended March 31, 2016 and 2015 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At March 31, 2016 and 2015, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the three months ended March 31, 2016 and 2015, realized gains/(losses) of ($674) and $439, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held.

Note 3 - Fair Value of Financial Instruments-(Continued)

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets classified as Level 3 are subject to the control processes as described in “Note 3 — Fair Value of Financial Instruments — Investments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as fixed maturities.

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

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2016
Financial Assets
Investments
Other investments	$148,686	$153,150	$-	$-	$153,150
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,128,205	4,004,390	-	-	4,004,390
Investment contract and life policy reserves, account values on life contracts	77,562	81,486	-	-	81,486
Other policyholder funds	651,834	651,834	-	575,256	76,578
Long-term debt	247,022	254,700	254,700	-	-

December 31, 2015
Financial Assets
Investments
Other investments	$148,759	$153,228	$-	$-	$153,228
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,072,102	4,049,840	-	-	4,049,840
Investment contract and life policy reserves, account values on life contracts	77,429	81,360	-	-	81,360
Other policyholder funds	653,631	653,631	-	575,104	78,527
Long-term debt	249,346	252,700	252,700	-	-

NOTE 4 - Derivative Instruments

In February 2014, the Company began offering fixed indexed annuity products (“FIA”), which are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index. In October 2015, the Company began offering indexed universal life products (“IUL”), which also credit interest based on a percentage of the gain in a specified market index. When deposits are received for FIA and IUL contracts, a portion is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to FIA and IUL policyholders. For the Company, substantially all such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with the change in fair value included in Net Realized Investment Gains (Losses), a component of revenues, in the Consolidated Statements of Operations. The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open positions. Call options are not purchased to fund the index liabilities which may arise after the next deposit anniversary date. On the respective anniversary dates of the indexed deposits, the index used to compute the annual index credit is reset and new one-year call options are purchased to fund the next annual index credit. The cost of these purchases is managed through the terms of the FIA and IUL contracts, which permit changes to index return caps, participation rates and/or asset fees, subject to guaranteed minimums on each contract’s anniversary date. By adjusting the index return caps, participation rates or asset fees, crediting rates generally can be managed except in cases where the contractual features would prevent further modifications.

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

	March 31,	December 31,
	2016	2015
Assets
Derivative instruments, included in Short-term and Other Investments	$3,140	$2,501

Liabilities
Fixed indexed annuities - embedded derivatives, included in Other Policyholder Funds	42,085	39,021
Indexed universal life - embedded derivatives, included in Investment Contract and Life Policy Reserves	23	14

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

	Three Months Ended
	March 31,
	2016	2015
Change in fair value of derivatives (1):
Revenues
Net realized investment gains (losses)	$(218)	$(205)

Change in fair value of embedded derivatives:
Revenues
Net realized investment gains (losses)	(676)	439

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

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

The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

	March 31, 2016				December 31, 2015
	Credit Rating (1)		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody’s	Amount	Value	Amount	Value

Bank of America, N.A.	A	A1	$34,800	$1,022	$17,000	$5
Barclays Bank PLC	A-	A2	11,400	231	7,600	137
Citigroup Inc.	BBB+	Baa1	17,300	705	17,300	845
Credit Suisse International	A	A2	14,600	268	12,000	167
Societe Generale	A	A2	65,300	914	80,800	1,347

Total			$143,400	$3,140	$134,700	$2,501

(1)	As assigned by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).

NOTE 4 - Derivative Instruments-(Continued)

As of March 31, 2016 and December 31, 2015, the Company held $2,197 and $2,617, respectively, of cash received from counterparties for derivative collateral, which is included in Other Liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 per counterparty.

Note 5 - Debt

Indebtedness outstanding was as follows:

	March 31,	December 31,
	2016	2015
Short-term debt:
Bank Credit Facility, expires July 30, 2019	$-	$-
Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250,000 less unaccrued discount of $644 and $654 (4.5% imputed rate) and unamortized debt issuance costs of $2,334 and $2,371	247,022	246,975

The Credit Agreement with Financial Institutions (“Bank Credit Facility”) and 4.50% Senior Notes due 2025 (“Senior Notes due 2025”) are described in “Notes to Consolidated Financial Statements — Note 7 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Three months ended March 31, 2016
Premiums written and contract deposits	$287,992	$5,768	$945	$283,169
Premiums and contract charges earned	190,233	5,769	986	185,450
Benefits, claims and settlement expenses	131,240	12,662	935	119,513

Three months ended March 31, 2015
Premiums written and contract deposits	$311,047	$6,124	$812	$305,735
Premiums and contract charges earned	185,196	6,315	858	179,739
Benefits, claims and settlement expenses	115,840	2,570	749	114,019

Note 7 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $155,171 and $147,139 at March 31, 2016 and December 31, 2015, respectively.

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

	Three Months Ended
	March 31,
	2016	2015

Insurance premiums and contract charges earned
Property and casualty	$152,120	$146,749
Annuity	6,068	6,223
Life	27,262	26,767
Total	$185,450	$179,739

Net investment income
Property and casualty	$8,828	$9,433
Annuity	58,049	56,392
Life	17,984	17,708
Corporate and other	15	6
Intersegment eliminations	(217)	(226)
Total	$84,659	$83,313

Net income (loss)
Property and casualty	$13,795	$17,623
Annuity	10,553	12,510
Life	3,867	3,385
Corporate and other	(3,062)	757
Total	$25,153	$34,275

	March 31,	December 31,
	2016	2015
Assets
Property and casualty	$1,124,591	$1,098,415
Annuity	7,105,367	7,001,411
Life	1,914,326	1,862,719
Corporate and other	126,254	131,635
Intersegment eliminations	(39,151)	(37,208)
Total	$10,231,387	$10,056,972

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors.  Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company's business.  For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  That discussion includes factors such as:

•	The impact that a prolonged economic recession may have on the Company’s investment portfolio; volume of new business for automobile, homeowners, annuity and life products; policy renewal rates; and additional annuity contract deposit receipts.
•	Fluctuations in the fair value of securities in the Company's investment portfolio and the related after tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses.
•	Prevailing low interest rate levels, including the impact of interest rates on (1) the Company's ability to maintain appropriate interest rate spreads over minimum fixed rates guaranteed in the Company's annuity and life products, (2) the book yield of the Company's investment portfolio, (3) unrealized gains and losses in the Company's investment portfolio and the related after tax effect on the Company's shareholders' equity and total capital, (4) amortization of deferred policy acquisition costs and (5) capital levels of the Company’s life insurance subsidiaries.
•	The frequency and severity of events such as hurricanes, storms, earthquakes and wildfires, and the ability of the Company to provide accurate estimates of ultimate claim costs in its consolidated financial statements.
•	The Company’s risk exposure to catastrophe-prone areas. Based on full year 2015 property and casualty direct earned premiums, the Company’s ten largest states represented 57% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, North Carolina, Texas, South Carolina, Florida and Louisiana.
•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.
•	Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the amortization of deferred policy acquisition costs.
•	Adverse results from the assessment of the Company’s goodwill asset requiring write off of the impaired portion.
•	The Company's ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	The Company's ability to (1) develop and expand its marketing operations, including agents and other points of distribution, and (2) maintain and secure access to educators, school administrators, principals and school business officials.
•	The effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues. The effects of these forces can include, among others, teacher layoffs and early retirements, as well as individual concerns regarding employment and economic uncertainty.
•	The Company's ability to profitably expand its property and casualty business in highly competitive environments.
•	Changes in federal and state laws and regulations, which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing Section 403(b) plans and the U.S. Department of Labor’s recently issued rule defining who is a “fiduciary” of a qualified retirement plan.
•	Changes in public employee retirement programs as a result of federal and/or state level pension reform initiatives.
•	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
•	The Company's ability to effectively implement new or enhanced information technology systems and applications.

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

For the three months ended March 31, 2016, the Company’s net income of $25.2 million decreased $9.1 million compared to the prior year.  After tax net realized investment losses were $0.4 million compared to after tax realized investment gains of $4.0 million a year earlier.  For the property and casualty segment, net income of $13.8 million decreased $3.8 million compared to the first quarter of 2015.  The property and casualty combined ratio was 93.8% for the first quarter of 2016, 3.4 percentage points higher than the 90.4% for the same period in 2015, primarily reflecting continued improvement in current accident year non-catastrophe results for homeowners — reflecting the impacts of initiatives to improve profitability — more than offset by pressure on automobile results, primarily due to higher loss severity.  In addition, catastrophe losses increased in the current period — representing a $1.5 million after tax decrease to net income compared to the first three months of 2015 — and the current period reflected a reduced level of favorable prior years’ reserve development — representing a $1.3 million reduction to net income compared to the first three months of 2015.  Annuity segment net income of $10.6 million for the current period decreased $1.9 million compared to the first three months of 2015, partially due to a $2.0 million pretax increase in operating expenses, including costs related to the Company’s continued modernization of technology and infrastructure, as well as pressures of the interest rate environment.  The net interest margin amount decreased $0.4 million pretax compared to the prior year.  For the first three months of 2016 and 2015, unlocking of annuity deferred policy acquisition costs had an immaterial impact.  Annuity assets under management of $6.0 billion increased 3% compared to the prior year and disciplined crediting rate management continues.  Life segment net income of $3.9 million increased $0.5 million compared to the first three months of 2015 primarily due to a decrease in mortality losses in the current period.  The Company recorded a reduction in incentive compensation expense in the first quarter of 2015 due to the correction of an immaterial out-of-period adjustment.  The majority of the cost reduction benefited the property and casualty segment, increasing that segment’s 2015 net income by approximately $2 million and decreasing the combined ratio by approximately 2 percentage points for the three months ended March 31, 2015.  The 2015 benefit to the annuity and life segments was approximately $0.5 million after tax for each segment.

Premiums written and contract deposits decreased 7% compared to the first three months of 2015 due to a decrease in the amount of annuity deposits received in the current period, partially offset by growth in the property and casualty and life segments.  Annuity deposits received were 21% less than the prior year, including comparison to the 2015 favorable impact of non-recurring deposits related to changes in the Company’s employee retirement savings plans as further explained in “Results of Operations — Insurance Premiums and Contract Charges”.  Property and casualty segment premiums written increased 4% compared to the prior year, primarily due to the favorable impacts from increases in average premium per policy for homeowners and automobile, accompanied by increases in automobile policies in force and reductions in catastrophe reinsurance costs.  Life segment insurance premiums and contract deposits increased 3% compared to the first quarter of 2015.

The Company’s book value per share was $33.11 at March 31, 2016, a decrease of 3% compared to 12 months earlier.  This decrease reflected net income for the trailing 12 months more than offset by a decrease in net unrealized investment gains due to wider credit spreads across most asset classes for the Company’s holdings of fixed income and equity securities.  At March 31, 2016, book value per share excluding investment fair value adjustments was $27.05, representing a 4% increase compared to 12 months earlier.

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

Compared to December 31, 2015, at March 31, 2016 there were no material changes to the accounting policies for the areas most subject to significant management judgments identified above.  In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

	Three Months Ended		Change From
	March 31,		Prior Year
	2016	2015	Percent	Amount
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property & casualty (1)	$146.7	$140.5	4.4%	$6.2
Annuity deposits	112.6	142.0	-20.7%	(29.4)
Life	23.9	23.2	3.0%	0.7
Total	$283.2	$305.7	-7.4%	$(22.5)

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property & casualty (1)	$152.1	$146.7	3.7%	$5.4
Annuity	6.1	6.2	-1.6%	(0.1)
Life	27.3	26.8	1.9%	0.5
Total	$185.5	$179.7	3.2%	$5.8

(1)	Includes voluntary business and an immaterial amount of involuntary business. Voluntary business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines. Involuntary business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Number of Policies and Contracts in Force

(actual counts)

	March 31,	December 31,	March 31,
	2016	2015	2015
Property and casualty (voluntary)
Automobile	486,590	486,850	480,428
Property	223,653	224,531	227,773
Total	710,243	711,381	708,201
Annuity	212,397	211,071	204,143
Life	201,480	201,789	200,915

For the first three months of 2016, the Company’s premiums written and contract deposits of $283.2 million decreased $22.5 million, or 7.4%, compared to the prior year, due to a decline in the annuity segment partially offset by growth in the property and casualty and life segments. In 2015, changes in the Company’s employee retirement savings plans resulted in non-recurring deposits received in the first quarter of 2015 — see additional explanation below. The Company’s premiums and contract charges earned increased $5.8 million, or 3.2%, compared to the prior year primarily due to increases in average premium per policy for both homeowners and automobile.

Total property and casualty premiums written increased 4.4%, or $6.2 million, in the first three months of 2016, compared to the prior year. Average written premium per policy for both automobile and homeowners increased compared to the prior year and the number of automobile policies in force also increased over the 12 months; the impact of these items were partially offset by a reduced level of homeowners policies in force in the current period. For 2016, the Company’s full year rate plan anticipates mid-single digit average rate increases (including states with no rate actions) for both automobile and homeowners; average approved rate changes during the first three months of 2016 were consistent with those plans at 7% for automobile and 6% for homeowners.

Based on policies in force, the current year voluntary automobile 12 month retention rate for new and renewal policies was 84.5% compared to 84.9% at March 31, 2015, with the anticipated decrease due to recent rate and underwriting actions. The property 12 month new and renewal policy retention rate was 88.4% at March 31, 2016 compared to 87.7% at March 31, 2015. The retention rates have been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans, particularly for voluntary automobile business.

Automobile premiums written increased 5.3%, or $5.2 million, compared to the first quarter of 2015. In the first quarter of 2016, the voluntary average written premium per policy and average earned premium per policy increased approximately 3% and 2%, respectively, compared to a year earlier, which was augmented by the increase in policies in force compared to a year earlier. The number of educator policies increased more than the total policy count over the 12 month period and represented approximately 85% of the voluntary automobile policies in force at March 31, 2016, December 31, 2015 and March 31, 2015.

Homeowners premiums written increased 2.4%, or $1.0 million, compared to the first quarter of 2015. While the number of homeowners policies in force has declined, the average written premium per policy and average earned premium per policy each increased approximately 3% in the first quarter of 2016 compared to a year earlier. In addition, reduced catastrophe reinsurance costs benefited the current period premiums written by approximately $0.3 million. The number of educator policies declined less than the total homeowners policy count and represented approximately 82% of the homeowners policies in force at March 31, 2016, compared to approximately 81% at both December 31, 2015 and March 31, 2015. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products. By June 30, 2015, the Company completed a non-renewal program to further address homeowners profitability and hurricane exposure issues in Florida. While this program has impacted the overall policy in force count and premiums in the short-term, it has reduced risk exposure concentration, reduced overall catastrophe reinsurance costs and is expected to improve homeowners longer-term underwriting results. The Company continues to write policies for tenants in Florida. The Company also has authorized its agents to write certain third-party vendors’ homeowners policies in Florida.

For the three months ended March 31, 2016, total annuity deposits received decreased 20.7%, or $29.4 million, compared to the prior year, including a 26.7% decrease in recurring deposit receipts and a 15.0% decrease in single premium and rollover deposit receipts. In addition to external contractholder deposits, annuity new recurring deposits include contributions and transfers by Horace Mann’s employees into the Company’s 401(k) group annuity contract. And in 2015, changes in the Company’s employee retirement savings plans resulted in non-recurring deposits received in the first quarter of 2015. The majority of the 401(k) related increase in 2015 was due to employees’ elections to rollover amounts from a previously terminated, fully funded defined contribution plan third-party investment vehicle into their 401(k) accounts. The Company’s employee retirement savings plans are described in “Notes to Consolidated Financial Statements — Note 11 — Pension Plans and Other Postretirement Benefits” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Note that deposits into the Company’s employee 401(k) group annuity contract are not reported as “sales”. Excluding the 2015 non-recurring item, the remaining current period decrease was moderate and was primarily due to a decrease in the amount of other single premium and rollover deposits received in 2016.

In the first three months of 2016, new deposits to fixed accounts of $74.7 million decreased 21.3%, or $20.2 million, and new deposits to variable accounts of $37.9 million decreased 19.5%, or $9.2 million, compared to the prior year, including the impact of the 2015 non-recurring employee retirement savings plans item described above.

Total annuity accumulated value on deposit of $6.0 billion at March 31, 2016 increased 3.3% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention. Accumulated value retention for the variable annuity option was 94.5% and 93.9% for the 12 month periods ended March 31, 2016 and 2015, respectively; fixed annuity retention was 94.9% and 94.5% for the respective periods.

Variable annuity accumulated balances of $1.8 billion at March 31, 2016 decreased 5.2% compared to March 31, 2015, reflecting a negative impact from financial market performance over the 12 months and net balances transferred from the variable account option to the guaranteed interest rate fixed account option partially offset by net positive cash flows. Compared to the first quarter of 2015, annuity segment contract charges earned decreased 1.6%, or $0.1 million.

Life segment premiums and contract deposits for the first three months of 2016 increased 3.0%, or $0.7 million, compared to the prior year, including the favorable impact of new ordinary life business growth. The ordinary life insurance in force lapse ratio was 4.2% for the 12 months ended March 31, 2016 compared to 4.0% for the 12 months ended March 31, 2015.

Sales

For the first three months of 2016, property and casualty new annualized sales premiums increased 11.9% compared to the first quarter of 2015, as 12.5%, or $2.3 million, growth in new automobile sales was accompanied by growth in homeowners sales of 8.6%, or $0.3 million, compared to the prior year.

While first quarter 2016 annuity new business levels were lower than in the prior year period, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years. Annuity sales by Horace Mann’s agency force decreased 16.2%, or $12.0 million compared to the first quarter of 2015, including the impact of non-recurring, non 401(k) rollover deposits from the Company’s employee retirement savings plans in 2015. Sales from the independent agent distribution channel, which represent approximately 13% of total annuity sales in the current period and are largely single premium and rollover annuity deposits, were comparable to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels decreased 14.6% compared to the three months ended March 31, 2015. Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 11.5% compared to the first quarter of 2015, and single premium and rollover deposits decreased 15.0% compared to the prior year. In February 2014, the Company expanded its annuity product portfolio by introducing a fixed indexed annuity contract. This new product continues to be well received by the Company’s customers and represented approximately one-third of total annuity sales for the first three months of both 2016 and 2015, largely single premium and rollover deposits. Previously, the Company offered indexed annuity products underwritten by third-party vendors.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, as well as the October 2015 introduction of the Company’s Indexed Universal Life product have contributed to an increase in sales of proprietary life products. For the current period, sales of Horace Mann’s proprietary life insurance products totaled $3.0 million, representing an increase of 57.9%, or $1.1 million, compared to the prior year, including an increase of $0.9 million for single premium sales.

Distribution

At March 31, 2016, there was a combined total of 703 Exclusive Agencies and Employee Agents, compared to 735 at December 31, 2015 and 729 at March 31, 2015. The Company continues to expect higher quality standards for agents and agencies to focus on improving both customer experiences and agent productivity in their respective territories. Growth in new automobile sales and life sales reflects improvement in average agency productivity. The dedicated sales force is supported by the Company’s Customer Contact Center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The Customer Contact Center is also able to assist educators in territories which are not currently served by an Exclusive Agency.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 522 authorized agents at March 31, 2016. During the first three months of 2016, this channel generated $8.9 million in annualized new annuity sales for the Company compared to $9.0 million for the first quarter of 2015, with the new business primarily comprised of single and rollover deposit business in both periods.

Net Investment Income

For the three months ended March 31, 2016, pretax investment income of $84.7 million increased 1.7%, or $1.4 million, (1.1%, or $0.6 million, after tax) compared to the prior year. The increase reflected growth in the size of the average investment portfolio on an amortized cost basis and continued managed performance in the fixed maturity portfolios considering the low interest rate environment, partially offset by lower alternative investment returns in the current period and a decline in the average portfolio yield. Average invested assets increased 5.2% over the 12 months ended March 31, 2016. The average pretax yield on the investment portfolio was 4.99% (3.33% after tax) for the first three months of 2016, compared to the pretax yield of 5.16% (3.47% after tax) a year earlier. During the first three months of 2016, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses

For the first three months of 2016, net realized investment losses (pretax) were $0.2 million compared to net realized investment gains of $6.1 million in the prior year’s first quarter. The net gains and losses in both periods were realized primarily from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

For the first quarter of 2016, the Company’s net realized investment losses of $0.2 million included $5.6 million of gross gains realized on security sales and calls partially offset by $2.1 million of realized losses primarily on securities that were disposed of during the quarter and $3.7 million of impairment charges recorded largely on Puerto Rico and energy sector fixed maturity securities.

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

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2015, credit spreads were slightly tighter across most asset classes at March 31, 2016 and U.S. Treasury rates decreased which resulted in an increase in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

	March 31, 2016
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	94	$651.7	$620.6	$31.1
Insurance	50	240.2	219.4	20.8
Real estate	38	210.1	200.2	9.9
Technology	31	193.5	187.9	5.6
Energy (1)	48	189.8	183.6	6.2
Utilities	41	182.7	160.1	22.6
Healthcare	36	169.6	158.4	11.2
Transportation	26	156.6	151.1	5.5
Telecommunications	22	144.8	135.4	9.4
Broadcasting and Media	27	95.4	87.1	8.3
All Other Corporates (2)	169	599.5	580.6	18.9
Total corporate bonds	582	2,833.9	2,684.4	149.5
Mortgage-backed securities
U.S. Government and federally sponsored agencies	369	495.2	441.1	54.1
Commercial (3)	92	344.5	342.0	2.5
Other	24	50.7	48.3	2.4
Municipal bonds (4)	542	1,727.3	1,536.1	191.2
Government bonds
U.S.	9	540.1	508.0	32.1
Foreign	12	74.1	67.4	6.7
Collateralized debt obligations (5)	106	623.3	634.4	(11.1)
Asset-backed securities	92	527.4	529.6	(2.2)
Total fixed maturity securities	1,828	$7,216.5	$6,791.3	$425.2

Equity securities
Non-redeemable preferred stocks	9	$15.8	$16.3	$(0.5)
Common stocks	174	67.3	60.0	7.3
Closed-end fund	1	20.9	20.0	0.9
Total equity securities	184	$104.0	$96.3	$7.7

Total	2,012	$7,320.5	$6,887.6	$432.9

(1)	At March 31, 2016, $19.7 million were non-investment grade.
(2)	The All Other Corporates category contains 18 additional industry classifications. Consumer products, food and beverage, metal and mining, gaming, natural gas and retail represented $435.7 million of fair value at March 31, 2016, with the remaining 12 classifications each representing less than $37 million.
(3)	At March 31, 2016, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(4)	Holdings are geographically diversified, approximately 42% are tax-exempt and 80% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was A+ at March 31, 2016.
(5)	Based on fair value, 97% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2016.

At March 31, 2016, the Company’s diversified fixed maturity securities portfolio consisted of 2,309 investment positions, issued by 1,828 entities, and totaled approximately $7.2 billion in fair value. This portfolio was 96.2% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At March 31, 2016, 95.1% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	Percent of Portfolio
	Fair Value		March 31, 2016
	December 31,	March 31,	Fair	Amortized
	2015	2016	Value	Cost or Cost
Fixed maturity securities
AAA	7.0%	7.5%	$541.8	$523.0
AA (2)	36.1	35.8	2,582.4	2,381.4
A	23.9	23.9	1,726.1	1,599.4
BBB	29.5	29.0	2,094.7	2,000.0
BB	2.1	2.2	158.8	165.6
B	0.9	1.0	73.4	79.6
CCC or lower	0.1	0.2	10.3	14.1
Not rated (3)	0.4	0.4	29.0	28.2
Total fixed maturity securities	100.0%	100.0%	$7,216.5	$6,791.3
Equity securities
AAA	-	-	-	-
AA	-	-	-	-
A	-	-	-	-
BBB	35.2%	15.2%	$15.8	$16.3
BB	-	-	-	-
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated	64.8	84.8	88.2	80.0
Total equity securities	100.0%	100.0%	$104.0	$96.3

Total			$7,320.5	$6,887.6

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At March 31, 2016, the AA rated fair value amount included $540.1 million of U.S. Government and federally sponsored agency securities and $538.5 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)	This category primarily represents private placement and municipal securities not rated by either S&P or Moody's.

At March 31, 2016, the fixed maturity securities and equity securities portfolios had a combined $67.7 million pretax of gross unrealized losses on $1,647.1 million fair value related to 514 positions. Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 40 were trading below 80% of book value at March 31, 2016 and were not considered other-than-temporarily impaired. These positions had fair value of $53.8 million, representing 0.7% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $20.7 million.

The Company views the unrealized losses of all of the securities at March 31, 2016 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Three Months Ended		Change From
	March 31,		Prior Year
	2016	2015	Percent	Amount

Property and casualty	$101.2	$95.2	6.3%	$6.0
Annuity	0.9	0.3	N.M.	0.6
Life	17.4	18.5	-5.9%	(1.1)
Total	$119.5	$114.0	4.8%	$5.5

Property and casualty catastrophe losses, included above	$12.7	$10.5	21.0%	$2.2

N.M. - Not meaningful.

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended
	March 31,
	2016	2015
Incurred claims and claim expenses:
Claims occurring in the current year	$103.2	$99.2
Decrease in estimated reserves for claims occurring in prior years	(2.0)	(4.0)
Total claims and claim expenses incurred	$101.2	$95.2

Property and casualty loss ratio:
Total	66.5%	64.9%
Effect of catastrophe costs, included above	8.3%	7.1%
Effect of prior years’ reserve development, included above	-1.3%	-2.7%

For the three months ended March 31, 2016, the Company’s benefits, claims and settlement expenses increased $5.5 million, or 4.8%, compared to the prior year primarily reflecting increases in property and casualty current accident year loss severity — specifically, in automobile — and catastrophe costs, partially offset by a reduction in homeowners current accident year non-catastrophe losses and a $1.1 million decrease in life mortality costs. Variability in the Company’s life mortality experience is not unexpected considering the moderate size of Horace Mann’s life insurance in force.

The current period favorable development of prior years’ property and casualty reserves of $2.0 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate and was primarily for accident years 2014 and prior and predominantly the result of favorable severity trends in homeowners loss emergence.

For the three months ended March 31, 2016, the automobile loss ratio of 71.9% increased by 4.2 percentage points compared to the prior year, including (1) the favorable impact of rate actions taken in recent years offset by (2) the impacts of higher current accident year non-catastrophe losses for 2016 primarily driven by loss severity and (3) development of prior years’ reserves that had a 2.3 percentage point less favorable impact in the current year. The homeowners loss ratio of 55.7% for the three months ended March 31, 2016 decreased 3.6 percentage points compared to a year earlier, including favorable current accident year non-catastrophe experience as well as a 0.3 percentage point decrease due to a higher amount of favorable development of prior years’ reserves recorded in 2016. Catastrophe costs represented 23.7 percentage points of the homeowners loss ratio for the current period compared to 20.7 percentage points for the prior year period.

Interest Credited to Policyholders

	Three Months Ended		Change From
	March 31,		Prior Year
	2016	2015	Percent	Amount

Annuity	$35.6	$33.5	6.3%	$2.1
Life	11.1	11.0	0.9%	0.1
Total	$46.7	$44.5	4.9%	$2.2

Compared to the first three months of 2015, the current period increase in annuity segment interest credited reflected a 7.7% increase in average accumulated fixed deposits, partially offset by a 1 basis point decline in the average annual interest rate credited to 3.57%. Life insurance interest credited increased slightly as a result of the growth in reserves for life insurance products with account values.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spreads for the three months ended March 31, 2016 and 2015, were 183 basis points and 194 basis points, respectively. The interest spread decreased due to pressures of the low interest rate environment and lower alternative investment returns in the current period, partially offset by a continuation of disciplined crediting rate management.

As of March 31, 2016, fixed annuity account values totaled $4.3 billion, including $4.0 billion of deferred annuities. As shown in the table below, for approximately 86%, or $3.4 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed income securities. The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $580 million of the annuity segment and life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk. As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $2.2 million in year one and $6.7 million in year two, further reducing the net interest spread by approximately 5 basis points and 13 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of March 31, 2016 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.25 million and $0.35 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	March 31, 2016
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	22.0%	$883.9	41.9%	10.8%	$370.2
Equal to 2% but less than 3%	7.7	309.8	82.0%	7.4	254.0
Equal to 3% but less than 4%	14.6	586.7	99.3%	16.9	582.4
Equal to 4% but less than 5%	54.3	2,176.7	100.0%	63.3	2,176.7
5% or higher	1.4	56.7	100.0%	1.6	56.7
Total	100.0%	$4,013.8	85.7%	100.0%	$3,440.0

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $24.1 million for the first three months of 2016 compared to $23.7 million for the same period in 2015. The increase was largely attributable to the annuity segment including the impact of the unlocking of deferred policy acquisition costs (“unlocking”). In addition, increases in the annuity and property and casualty segments in the first quarter of 2016 reflected the growth in premiums and related commissions for each segment. At March 31, 2016, annuity segment unlocking resulted in a $0.2 million increase in amortization compared to a $0.1 million decrease in amortization in the prior year, in each period largely due to financial market performance. For the life segment, unlocking resulted in an immaterial change in amortization at both March 31, 2016 and 2015.

Operating Expenses

For the first three months of 2016, operating expenses of $42.8 million increased $6.9 million, or 19.2%, compared to the same period in the prior year. In 2015, first quarter expenses reflected a reduction in incentive compensation expense with the majority of the cost reduction benefiting the property and casualty segment. The first quarter 2016 expense level was consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

The property and casualty expense ratio of 27.3% for the three months ended March 31, 2016 increased 1.8 percentage points compared to the prior year expense ratio of 25.5%, consistent with management’s expectations for the current period. The first quarter 2015 incentive compensation expense reduction reduced the expense ratio for that period by 1.5 percentage points.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.6% and 29.1% for the three months ended March 31, 2016 and 2015, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates 6.8 and 6.7 percentage points for the three months ended March 31, 2016 and 2015, respectively.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2016, the Company’s federal income tax returns for years prior to 2012 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended March 31, 2016, the Company’s net income of $25.2 million represented a decrease of $9.1 million compared to the prior year as improvements in current accident year non-catastrophe results for homeowners and a reduced level of life mortality losses were more than offset by pressure on automobile results primarily due to loss severity and a $4.4 million reduction in realized investment gains compared to the prior year. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

	Three Months Ended		Change From
	March 31,		Prior Year
	2016	2015	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$13.8	$17.6	-21.6%	$(3.8)
Annuity	10.6	12.5	-15.2%	(1.9)
Life	3.9	3.4	14.7%	0.5
Corporate and other (1)	(3.1)	0.8	N.M.	(3.9)
Net income	$25.2	$34.3	-26.5%	$(9.1)

Effect of catastrophe costs, after tax, included above	$(8.3)	$(6.8)	22.1%	$(1.5)
Effect of realized investment gains (losses), after tax, included above	$(0.4)	$4.0	N.M.	$(4.4)

Diluted:
Net income per share	$0.61	$0.81	-24.7%	$(0.20)
Weighted average number of shares and equivalent shares (in millions)	41.5	42.3	-1.9%	(0.8)

Property and casualty combined ratio:
Total	93.8%	90.4%	N.M.	3.4%
Effect of catastrophe costs, included above	8.3%	7.1%	N.M.	1.2%
Effect of prior years’ reserve development, included above	-1.3%	-2.7%	N.M.	1.4%

N.M. – Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, corporate debt retirement costs (when applicable), certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the three months ended March 31, 2016, net realized investment losses after tax were $0.4 million, compared to net realized investment gains of $4.0 million a year earlier. In addition, the current period reflected a $0.7 million pretax reduction in debt interest expense as a result of the refinancing transactions completed in 2015.

Return on average shareholders’ equity based on net income was 6.4% and 8.4% for the trailing 12 months ended March 31, 2016 and 2015, respectively.

Outlook for 2016

At the time of this Quarterly Report on Form 10-Q, management estimates that 2016 full year net income before realized investment gains and losses will be within a range of $2.15 to $2.35 per diluted share. This projection incorporates the Company’s results for 2015 and anticipates continued improvement in the Company’s underlying property and casualty combined ratio, somewhat offset by a lower amount of property and casualty favorable prior years’ reserve development, modestly lower earnings in the annuity and life segments reflecting investment interest rate pressure, and additional expenses — as described below — related to the Company’s continued modernization of technology and infrastructure. As a result of the continued low interest rate environment, management expects the Company’s overall portfolio yield to decline by approximately 10 basis points over the course of 2016, impacting each of the three business segments. Within the property and casualty segment, both approved and planned premium rate increases, as well as underwriting initiatives, are expected to improve profitability margins for the automobile line compared to 2015. The property line is anticipated to produce further improvement in profitability, although at a more modest rate than the comparison of 2015 to 2014; and, catastrophe losses are estimated to be lower than the 2015 level. Net income for the annuity segment will continue to be impacted by the prolonged interest rate environment and the 2015 net interest spread of 184 basis points is anticipated to grade down to the low 170s through the course of 2016. Assuming mortality costs consistent with the Company’s actuarial models, life segment net income is expected to decrease compared to 2015, due to net investment income pressure and the increase in expenses. In addition to the segment-specific factors, the Company’s initiatives for customer service and infrastructure improvements, as well as enhanced training and education for the Company’s agency force, all intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios, will continue and result in a moderate increase in expense levels compared to 2015.

As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s estimate above. Additionally, see “Forward-looking Information” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2016 and 2015, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2016, net cash provided by operating activities increased compared to the same period in 2015, largely due to an increase in premiums collected in the current period, partially offset by an increase in claims and policyholder benefits paid in the current period.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2016 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $90 million, of which $20.6 million was paid during the three months ended March 31, 2016. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company’s annuity business produced net positive cash flows in the first three months of 2016. For the three months ended March 31, 2016, receipts from annuity contracts decreased $29.4 million, or 20.7%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net of transfers from variable annuity accumulated cash values decreased $6.0 million, or 6.6%, compared to the prior year.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (the “NAIC”). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in “Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The total capital of the Company was $1,583.0 million at March 31, 2016, including $247.0 million of long-term debt and no short-term debt outstanding. Total debt represented 18.5% of total capital excluding unrealized investment gains and losses (15.6% including unrealized investment gains and losses) at March 31, 2016, which was below the Company’s long-term target of 25%. Note that this information regarding long-term debt reflects the Company’s January 1, 2016 adoption of new accounting guidance regarding the presentation of debt issuance costs as discussed in “Notes to Consolidated Financial Statements — Note 1 — Adopted Accounting Standards”.

Shareholders’ equity was $1,336.0 million at March 31, 2016, including a net unrealized gain in the Company’s investment portfolio of $244.7 million after taxes and the related impact of deferred policy acquisition costs associated with investment contracts and life insurance products with account values. The market value of the Company’s common stock and the market value per share were $1,278.7 million and $31.69, respectively, at March 31, 2016. Book value per share was $33.11 at March 31, 2016 ($27.05 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at March 31, 2016 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $11.1 million for the three months ended March 31, 2016. In March 2016, the Board of Directors announced regular quarterly dividends of $0.265 per share.

During the first three months of 2016, the Company repurchased 474,277 shares of its common stock, or 1.2% of the outstanding shares on December 31, 2015, at an aggregate cost of $14.5 million, or an average price per share of $30.48 under its share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 9 — Shareholders’ Equity and Common Stock Equivalents” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The repurchase of shares was funded through use of cash. As of March 31, 2016, $36.6 million remained authorized for future share repurchases under the 2015 repurchase program. Utilization of the remaining authorization under the 2011 program was completed in January 2016.

As of March 31, 2016, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (“Senior Notes due 2025”), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the “Notes to Consolidated Financial Statements — Note 7 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of March 31, 2016, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2016.

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

With the exception of the ratings by A.M. Best, assigned ratings as of April 30, 2016 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In March 2016, A.M. Best upgraded the insurance financial strength rating of the Company’s property and casualty subsidiaries to “A (Excellent)” from “A- (Excellent)”. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of April 30, 2016
S&P	A	(stable)	BBB	(stable)
Moody’s
Horace Mann Life Insurance Company	A3	(positive)	N.A.
HMEC’s property and casualty subsidiaries	A3	(stable)	N.A.
HMEC	N.A.		Baa3	(positive)
A.M. Best	A	(stable)	bbb	(stable)
Fitch	A	(stable)	BBB	(stable)

N.A. – Not applicable.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Information regarding the reinsurance program for the Company’s life segment is located in “Business — Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Changes

Employee Share-based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify and improve the accounting for employee share-based payment transactions. Under the new guidance, several aspects of the accounting for share-based payment transactions are changed including: (1) the entire tax impact of the difference between the company’s share-based payment deduction for tax purposes and the compensation cost recognized in the financial statements (“excess tax benefits”) will be recorded in the income statement (the additional paid-in capital pool is eliminated) and classified with other income tax cash flows as an operating activity in the statement of cash flows; (2) election of an accounting policy regarding forfeitures, either retaining the current GAAP approach of estimating forfeitures or accounting for forfeitures when they occur; (3) companies may withhold up to the maximum individual statutory tax rate without triggering classification of the award as a liability; (4) cash paid to satisfy the statutory income tax withholding obligation is to be classified as a financing activity in the statement of cash flows; and (5) certain additional aspects which apply only to nonpublic entities. There are different approaches specified for transition to the new guidance encompassing prospective, retrospective and modified retrospective (cumulative-effect adjustment) approaches. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. Early application is permitted; however, all components of the guidance must be implemented at the same time.

Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

Accounting for Leases

In February 2016, the FASB issued accounting and disclosure guidance to improve financial reporting and comparability among organizations about leasing transactions. Under the new guidance, for leases with lease terms of more than 12 months, a lessee will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases. Consistent with current accounting guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or an operating lease. However, while current guidance requires only capital leases to be recognized on the balance sheet, the new guidance will require both operating and capital leases to be recognized on the balance sheet. In transition to the new guidance, companies are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years. Early application is permitted. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

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

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2016 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A:	Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The following risk factor is updated to reflect recent developments; however, in general the described risks are comparable to those previously disclosed.

The Department of Labor (“DOL”) fiduciary rule and the possible adoption by the Securities and Exchange Commission (“SEC”) of a fiduciary standard of care could have a material adverse effect on our business, financial condition and results of operations.

On April 6, 2016, the DOL released a final regulation which more broadly defines the types of activities that will result in a person being deemed a “fiduciary” for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act (“ERISA”) and Internal Revenue Code Section 4975. Section 4975 prohibits certain kinds of compensation with respect to transactions involving assets in certain accounts, including individual retirement accounts (“IRAs”).

The DOL regulation provides that its requirements will generally become applicable on April 10, 2017, with certain requirements becoming applicable on January 1, 2018.

The DOL regulation will affect the ways in which financial services representatives can be compensated for sales to participants in ERISA employer-sponsored qualified plans and sales to IRA customers, and it will impose significant additional legal obligations and disclosure requirements. The DOL regulation could have a material adverse effect on our business and results of operations. While the regulation does not affect non-ERISA employer-sponsored qualified plans, such as public school 403(b) plans, it could have the following impacts, among others:

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

Further, in January 2011, under the authority of the Dodd-Frank Act, the SEC submitted a report to Congress recommending that the SEC adopt a fiduciary standard of conduct for broker-dealers. According to the SEC, notice of proposed rulemaking is anticipated in October 2016. This regulatory activity by the SEC also has the potential to adversely impact our business, financial condition and results of operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On December 7, 2011 the Company’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the “2011 Plan”). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended March 31, 2016, the Company repurchased shares of HMEC common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

January 1 - 31	250,000	$31.05	250,000	$43.3 million	(1)
February 1 - 29	223,062	$29.85	223,062	$36.6 million
March 1 - 31	1,215	$30.75	1,215	$36.6 million
Total	474,277	$30.48	474,277	$36.6 million

(1)      Reflects initiation of the program authorized on September 30, 2015, described above, following completion of the 2011 Plan in January 2016.

Item 5:	Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2016 which has not been filed with the SEC.

Item 6:	Exhibits

The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit
No.	Description

10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit
No.	Description

10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan.

10.3(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit
No.	Description

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries.

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

Exhibit
No.	Description

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 6, 2016	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 6, 2016	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	May 6, 2016	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2016

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit
No.	Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

1

Exhibit
No.	Description

10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

2

Exhibit
No.	Description

10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan.

10.3(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

3

Exhibit
No.	Description

	10.8*	Summary of HMEC Named Executive Officer Annualized Salaries.

	10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

	10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

	10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

	10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

	10.11(b)*	HMSC Executive Severance Plan Schedule A Participants.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

4

Exhibit
No.	Description

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

5