Form 10-Q
period 2016-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2016-08-05
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, 40,163,941 shares of Common Stock, par value $0.001 per share, were outstanding, net of 24,672,932 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2016, the related consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2016 and 2015, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

August 5, 2016

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
(amortized cost 2016, $6,910,241; 2015, $6,785,626)	$7,481,712	$7,091,340
Equity securities, available for sale, at fair value
(cost 2016, $110,573; 2015, $95,722)	123,163	99,797
Short-term and other investments	466,083	456,893
Total investments	8,070,958	7,648,030
Cash	50,432	15,509
Deferred policy acquisition costs	223,028	253,176
Goodwill	47,396	47,396
Other assets	305,888	292,139
Separate Account (variable annuity) assets	1,768,600	1,800,722
Total assets	$10,466,302	$10,056,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,274,167	$5,126,842
Unpaid claims and claim expenses	344,744	323,720
Unearned premiums	233,396	232,841
Total policy liabilities	5,852,307	5,683,403
Other policyholder funds	698,714	692,652
Other liabilities	482,263	368,559
Long-term debt	247,083	246,975
Separate Account (variable annuity) liabilities	1,768,600	1,800,722
Total liabilities	9,048,967	8,792,311
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2016, 64,811,359; 2015, 64,537,554	65	65
Additional paid-in capital	447,504	442,648
Retained earnings	1,131,122	1,116,277
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	329,653	175,167
Net funded status of pension obligations	(11,794)	(11,794)
Treasury stock, at cost, 2016, 24,672,932 shares; 2015, 23,971,522 shares	(479,215)	(457,702)
Total shareholders’ equity	1,417,335	1,264,661
Total liabilities and shareholders’ equity	$10,466,302	$10,056,972

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues
Insurance premiums and contract charges earned	$188,360	$182,376	$373,810	$362,115
Net investment income	91,179	83,995	175,838	167,308
Net realized investment gains	3,080	1,413	2,926	7,481
Other income	939	686	2,287	1,685

Total revenues	283,558	268,470	554,861	538,589

Benefits, losses and expenses
Benefits, claims and settlement expenses	148,408	132,939	267,921	246,958
Interest credited	47,576	45,350	94,266	89,887
Policy acquisition expenses amortized	24,587	24,007	48,639	47,691
Operating expenses	43,345	40,036	86,141	75,964
Interest expense	2,948	3,406	5,883	6,958

Total benefits, losses and expenses	266,864	245,738	502,850	467,458

Income before income taxes	16,694	22,732	52,011	71,131
Income tax expense	4,828	6,549	14,992	20,673

Net income	$11,866	$16,183	$37,019	$50,458

Net income per share
Basic	$0.29	$0.39	$0.90	$1.20
Diluted	$0.29	$0.38	$0.89	$1.19

Weighted average number of shares and equivalent shares (in thousands)
Basic	41,082	41,990	41,200	42,001
Diluted	41,314	42,425	41,416	42,366

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(3,853)	$(14,969)	$(7,526)	$(17,258)
Portion of losses recognized in other comprehensive income	(290)	(4,300)	(290)	(4,300)
Net other-than-temporary impairment losses on securities recognized in earnings	(3,563)	(10,669)	(7,236)	(12,958)
Realized gains, net	6,643	12,082	10,162	20,439
Total	$3,080	$1,413	$2,926	$7,481

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Comprehensive income (loss)
Net income	$11,866	$16,183	$37,019	$50,458
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	84,996	(111,346)	154,486	(73,768)
Change in net funded status of pension obligations	-	-	-	-
Other comprehensive income (loss)	84,996	(111,346)	154,486	(73,768)
Total	$96,862	$(95,163)	$191,505	$(23,310)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended
	June 30,
	2016	2015

Common stock, $0.001 par value
Beginning balance	$65	$64
Options exercised, 2016, 94,225 shares; 2015, 74,233 shares	-	-
Conversion of common stock units, 2016, 8,538 shares; 2015, 8,293 shares	-	-
Conversion of restricted stock units, 2016, 171,042 shares; 2015, 182,888 shares	-	1
Ending balance	65	65

Additional paid-in capital
Beginning balance	442,648	422,232
Options exercised and conversion of common stock units and restricted stock units	939	11,674
Share-based compensation expense	3,917	3,931
Ending balance	447,504	437,837

Retained earnings
Beginning balance	1,116,277	1,065,318
Net income	37,019	50,458
Cash dividends, 2016, $0.53 per share; 2015, $0.50 per share	(22,174)	(21,371)
Ending balance	1,131,122	1,094,405

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	163,373	284,601
Change in net unrealized gains and losses on fixed maturities and equity securities	154,486	(73,768)
Change in net funded status of pension obligations	-	-
Ending balance	317,859	210,833

Treasury stock, at cost
Beginning balance, 2016, 23,971,522 shares; 2015, 23,308,430 shares	(457,702)	(435,752)
Acquisition of shares, 2016, 701,410 shares; 2015, 23,500 shares	(21,513)	(716)
Ending balance, 2016, 24,672,932 shares; 2015, 23,331,930 shares	(479,215)	(436,468)

Shareholders’ equity at end of period	$1,417,335	$1,306,672

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows - operating activities
Premiums collected	$367,182	$352,825
Policyholder benefits paid	(268,212)	(257,606)
Policy acquisition and other operating expenses paid	(138,612)	(138,303)
Federal income taxes paid	(15,094)	(18,143)
Investment income collected	175,541	167,738
Interest expense paid	(5,989)	(6,837)
Other	(2,279)	(1,364)

Net cash provided by operating activities	112,537	98,310

Cash flows - investing activities
Fixed maturities
Purchases	(834,114)	(707,886)
Sales	257,033	246,521
Maturities, paydowns, calls and redemptions	475,532	287,764
Purchase of other invested assets	(33,809)	(15,809)
Net cash provided by short-term and other investments	7,925	35,010

Net cash used in investing activities	(127,433)	(154,400)

Cash flows - financing activities
Dividends paid to shareholders	(22,174)	(21,371)
Principal borrowings on Bank Credit Facility	-	75,000
Maturity of Senior Notes due 2015	-	(75,000)
Acquisition of treasury stock	(21,513)	(716)
Exercise of stock options	1,926	1,557
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	237,265	282,897
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(162,575)	(178,557)
Life policy accounts
Deposits	1,680	435
Withdrawals and surrenders	(1,995)	(1,995)
Change in bank overdrafts	17,205	8,178

Net cash provided by financing activities	49,819	90,428

Net increase in cash	34,923	34,338

Cash at beginning of period	15,509	11,675

Cash at end of period	$50,432	$46,013

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016 and 2015

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2016, the consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, and the consolidated changes in shareholders’ equity and cash flows for the six months ended June 30, 2016 and 2015. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2016 presentation. See “Adopted Accounting Standards”.

Note 1 - Basis of Presentation-(Continued)

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

	June 30,	December 31,
	2016	2015

Investment contract reserves	$4,204,207	$4,072,102
Life policy reserves	1,069,960	1,054,740
Total	$5,274,167	$5,126,842

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

	Unrealized Gains
	and Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, April 1, 2016	$244,657	$(11,794)	$232,863
Other comprehensive income (loss) before reclassifications	87,809	-	87,809
Amounts reclassified from accumulated other comprehensive income (loss)	(2,813)	-	(2,813)
Net current period other comprehensive income (loss)	84,996	-	84,996
Ending balance, June 30, 2016	$329,653	$(11,794)	$317,859

Beginning balance, January 1, 2016	$175,167	$(11,794)	$163,373
Other comprehensive income (loss) before reclassifications	157,780	-	157,780
Amounts reclassified from accumulated other comprehensive income (loss)	(3,294)	-	(3,294)
Net current period other comprehensive income (loss)	154,486	-	154,486
Ending balance, June 30, 2016	$329,653	$(11,794)	$317,859

(1)	All amounts are net of tax.
(2)	The pretax amounts reclassified from accumulated other comprehensive income (loss), $4,327 and $5,067, are included in net realized investment gains and losses and the related tax expenses, $1,514 and $1,773, are included in income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2016, respectively.

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

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index call option contracts) to economically hedge risk associated with its fixed indexed annuity and indexed universal life products’ contingent liabilities. The Company’s fixed indexed annuity and indexed universal life products include embedded derivative features that are discussed in “Note 1 — Summary of Significant Accounting Policies — Investment Contract and Life Policy Reserves — Policy Liabilities for Fixed Indexed Annuities and Indexed Universal Life Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s insurance products during the six months ended June 30, 2016 and 2015.

Note 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities (“fixed maturities”) and also includes equity securities. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairments (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio were as follows:

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (1)
June 30, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$451,983	$58,547	$226	$510,304	$-
Other, including
U.S. Treasury securities	506,240	42,328	56	548,512	-
Municipal bonds	1,509,321	241,327	4,884	1,745,764	(1,988)
Foreign government bonds	71,421	7,673	-	79,094	-
Corporate bonds	2,672,912	225,571	11,297	2,887,186	(290)
Other mortgage-backed securities	1,698,364	31,510	19,022	1,710,852	1,771
Totals	$6,910,241	$606,956	$35,485	$7,481,712	$(507)

Equity securities (3)	$110,573	$14,009	$1,419	$123,163	$-

December 31, 2015
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$461,862	$44,413	$1,861	$504,414	$-
Other, including
U.S. Treasury securities	532,373	21,153	7,415	546,111	-
Municipal bonds	1,553,603	165,680	10,340	1,708,943	(4,140)
Foreign government bonds	67,441	6,288	112	73,617	-
Corporate bonds	2,687,376	140,873	48,834	2,779,415	-
Other mortgage-backed securities	1,482,971	16,830	20,961	1,478,840	1,382
Totals	$6,785,626	$395,237	$89,523	$7,091,340	$(2,758)

Equity securities (3)	$95,722	$8,405	$4,330	$99,797	$-

(1)	Related to securities for which an unrealized loss was bifurcated to distinguish the credit-related portion and the portion driven by other market factors. Represents the amount of other-than-temporary impairment losses in AOCI which was not included in earnings; amounts also include unrealized gains/(losses) on such impaired securities relating to changes in the fair value of those securities subsequent to the impairment measurement date.
(2)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $241,889 and $231,294; Federal Home Loan Mortgage Corporation (“FHLMC”) of $331,300 and $363,957; and Government National Mortgage Association (“GNMA”) of $127,804 and $130,940 as of June 30, 2016 and December 31, 2015, respectively.
(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at June 30, 2016 and December 31, 2015, respectively. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2016 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$455	$12	$3,212	$214	$3,667	$226
Other	8,944	56	-	-	8,944	56
Municipal bonds	8,862	82	25,788	4,802	34,650	4,884
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	106,822	3,314	106,679	7,983	213,501	11,297
Other mortgage-backed securities	596,827	12,447	280,231	6,575	877,058	19,022
Total fixed maturity securities	721,910	15,911	415,910	19,574	1,137,820	35,485
Equity securities (1)	7,270	502	8,030	917	15,300	1,419
Combined totals	$729,180	$16,413	$423,940	$20,491	$1,153,120	$36,904

Number of positions with a gross unrealized loss	245		142		387
Fair value as a percentage of total fixed maturities and equity securities fair value	9.6%		5.6%		15.2%

December 31, 2015
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$48,097	$1,748	$1,595	$113	$49,692	$1,861
Other	248,478	7,338	1,921	77	250,399	7,415
Municipal bonds	168,939	5,382	21,717	4,958	190,656	10,340
Foreign government bonds	11,867	112	-	-	11,867	112
Corporate bonds	858,647	37,244	50,340	11,590	908,987	48,834
Other mortgage-backed securities	929,268	19,165	140,561	1,796	1,069,829	20,961
Total fixed maturity securities	2,265,296	70,989	216,134	18,534	2,481,430	89,523
Equity securities (1)	38,764	3,022	8,379	1,308	47,143	4,330
Combined totals	$2,304,060	$74,011	$224,513	$19,842	$2,528,573	$93,853

Number of positions with a gross unrealized loss	684		78		762
Fair value as a percentage of total fixed maturities and equity securities fair value	32.0%		3.1%		35.1%

(1)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 67% of the gross unrealized loss as of June 30, 2016. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of June 30, 2016 and 2015 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income (loss):

	Six Months Ended
	June 30,
	2016	2015
Cumulative credit loss (1)
Beginning of period	$7,844	$2,877
New credit losses	300	4,998
Increases to previously recognized credit losses	2,480	-
Losses related to securities sold or paid down during the period	-	-
End of period	$10,624	$7,875

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

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

	Percent of Total Fair Value		June 30, 2016
	June 30,	December 31,	Fair	Amortized
	2016	2015	Value	Cost
Estimated expected maturity:
Due in 1 year or less	3.6%	3.1%	$269,865	$251,555
Due after 1 year through 5 years	26.3	24.2	1,970,758	1,885,946
Due after 5 years through 10 years	37.9	39.6	2,828,911	2,609,256
Due after 10 years through 20 years	20.4	20.9	1,529,037	1,346,414
Due after 20 years	11.8	12.2	883,141	817,070
Total	100.0%	100.0%	$7,481,712	$6,910,241

Average option-adjusted duration, in years	5.8	5.8

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fixed maturity securities
Proceeds received	$174,944	$165,201	$257,033	$246,521
Gross gains realized	8,382	10,577	10,858	12,231
Gross losses realized	(948)	(1,282)	(1,440)	(1,745)

Equity securities
Proceeds received	$6,474	$6,840	$12,622	$20,809
Gross gains realized	650	596	1,170	5,198
Gross losses realized	(195)	(107)	(841)	(117)

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized investment gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$276,381	$381,244	$198,714	$336,604
Change in unrealized investment gains and losses	89,744	(122,709)	168,085	(77,223)
Reclassification of net realized investment (gains) losses to net income	5,331	(3,708)	4,657	(4,554)
End of period	$371,456	$254,827	$371,456	$254,827

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$5,030	$3,384	$2,649	$6,988
Change in unrealized investment gains and losses	4,710	(2,532)	6,898	(3,190)
Reclassification of net realized investment (gains) losses to net income	(1,557)	2,547	(1,364)	(399)
End of period	$8,183	$3,399	$8,183	$3,399

Offsetting of Assets and Liabilities

The Company’s derivative instruments (call options) are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds are reached.

The following table presents the instruments that were subject to a master netting arrangement for the Company.

Net Amounts
of Assets/
		Gross	Liabilities	Gross Amounts Not Offset
		Amounts	Presented	in the Consolidated
		Offset in the	in the	Balance Sheets
		Consolidated	Consolidated		Cash
	Gross	Balance	Balance	Financial	Collateral	Net
	Amounts	Sheets	Sheets	Instruments	Received	Amount

June 30, 2016
Asset derivatives:
Free-standing derivatives	$4,325	-	$4,325	-	$3,081	$1,244

December 31, 2015
Asset derivatives:
Free-standing derivatives	2,501	-	2,501	-	2,617	(116)

Note 2 - Investments-(Continued)

Deposits

At June 30, 2016 and December 31, 2015, fixed maturity securities with a fair value of $18,423 and $18,312, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at June 30, 2016 and December 31, 2015, fixed maturity securities with a fair value of $621,352 and $621,077, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $575,000 at both of the respective dates. The deposited securities are included in Fixed Maturities on the Company’s Consolidated Balance Sheets.

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

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At June 30, 2016, these Level 3 invested assets comprised 2.7% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2016
Financial Assets
Investments
Fixed maturities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$510,304	$510,304	$-	$506,474	$3,830
Other, including
U.S. Treasury securities	548,512	548,512	13,985	534,527	-
Municipal bonds	1,745,764	1,745,764	-	1,698,117	47,647
Foreign government bonds	79,094	79,094	-	79,094	-
Corporate bonds	2,887,186	2,887,186	8,873	2,804,905	73,408
Other mortgage-backed securities	1,710,852	1,710,852	-	1,618,101	92,751
Total fixed maturities	7,481,712	7,481,712	22,858	7,241,218	217,636
Equity securities	123,163	123,163	109,339	13,818	6
Short-term investments	153,328	153,328	152,830	498	-
Other investments	15,825	15,825	-	15,825	-
Totals	7,774,028	7,774,028	285,027	7,271,359	217,642
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	50	50	-	50	-
Other policyholder funds, embedded derivatives	47,706	47,706	-	-	47,706

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the six months ended June 30, 2016. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage- Backed Securities(2)	Total Fixed Maturities	Equity Securities	Total

Beginning balance, April 1, 2016	$46,493	$70,071	$83,821	$200,385	$6	$200,391	$42,085
Transfers into Level 3 (3)	-	5,017	12,984	18,001	-	18,001	-
Transfers out of Level 3 (3)	-	-	-	-	-	-	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	(657)	-	(657)	-	(657)	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	1,324
Net unrealized gains (losses) included in other comprehensive income	1,297	1,393	229	2,919	-	2,919	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	4,993
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(143)	(2,416)	(453)	(3,012)	-	(3,012)	(696)
Ending balance, June 30, 2016	$47,647	$73,408	$96,581	$217,636	$6	$217,642	$47,706

Beginning balance, January 1, 2016	$30,379	$67,575	$75,466	$173,420	$6	$173,426	$39,021
Transfers into Level 3 (3)	14,751	11,076	24,626	50,453	-	50,453	-
Transfers out of Level 3 (3)	-	-	-	-	-	-	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	(657)	-	(657)	-	(657)	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	1,998
Net unrealized gains (losses) included in other comprehensive income	2,781	1,781	222	4,784	-	4,784	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	8,484
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(264)	(6,367)	(3,733)	(10,364)	-	(10,364)	(1,797)
Ending balance, June 30, 2016	$47,647	$73,408	$96,581	$217,636	$6	$217,642	$47,706

(1)	Represents embedded derivatives, all related to the Company’s fixed indexed annuity (“FIA”) products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.
(3)	Transfers into and out of Level 3 during the three and six months ended June 30, 2016 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Note 3 - Fair Value of Financial Instruments-(Continued)

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance, April 1, 2015	$13,885	$72,278	$72,594	$158,757	$6	$158,763	$22,040
Transfers into Level 3 (2)	16,326	3,834	14,719	34,879	-	34,879	-
Transfers out of Level 3 (2)	-	(1,350)	-	(1,350)	-	(1,350)	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	-	-	-	-	-	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	(28)
Net unrealized gains (losses) included in other comprehensive income	(485)	(1,436)	(438)	(2,359)	-	(2,359)	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	4,948
Sales	-	(476)	-	(476)	-	(476)	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(57)	(126)	(2,175)	(2,358)	-	(2,358)	(241)
Ending balance, June 30, 2015	$29,669	$72,724	$84,700	$187,093	$6	$187,099	$26,719

Beginning balance, January 1, 2015	$13,628	$74,717	$82,949	$171,294	$6	$171,300	$20,049
Transfers into Level 3 (2)	16,326	5,729	15,180	37,235	-	37,235	-
Transfers out of Level 3 (2)	-	(1,350)	(9,664)	(11,014)	-	(11,014)	-
Total gains or losses
Net realized gains (losses) included in net income related to financial assets	-	-	-	-	-	-	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	(467)
Net unrealized gains (losses) included in other comprehensive income	(105)	(1,084)	(435)	(1,624)	-	(1,624)	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	7,912
Sales	-	(476)	-	(476)	-	(476)	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(180)	(4,812)	(3,330)	(8,322)	-	(8,322)	(775)
Ending balance, June 30, 2015	$29,669	$72,724	$84,700	$187,093	$6	$187,099	$26,719

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Transfers into and out of Level 3 during the three and six months ended June 30, 2015 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At June 30, 2016 and 2015, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the three and six months ended June 30, 2016, realized losses of ($1,324) and ($1,998), respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three and six months ended June 30, 2015, the respective amounts were $28 and $467.

Note 3 - Fair Value of Financial Instruments-(Continued)

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets classified as Level 3 are subject to the control processes as described in “Note 3 — Fair Value of Financial Instruments — Investments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as those used for fixed maturities.

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

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2016
Financial Assets
Investments
Other investments	$149,784	$154,287	$-	$-	$154,287
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,204,207	4,078,236	-	-	4,078,236
Investment contract and life policy reserves, account values on life contracts	78,194	82,109	-	-	82,109
Other policyholder funds	651,008	651,008	-	575,233	75,775
Long-term debt	247,083	262,723	262,723	-	-

December 31, 2015
Financial Assets
Investments
Other investments	$148,759	$153,228	$-	$-	$153,228
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,072,102	4,049,840	-	-	4,049,840
Investment contract and life policy reserves, account values on life contracts	77,429	81,360	-	-	81,360
Other policyholder funds	653,631	653,631	-	575,104	78,527
Long-term debt	246,975	252,700	252,700	-	-

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

The future annual index credits on fixed indexed annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contract with a corresponding reserve recorded. For the indexed universal life contracts, the embedded derivative represents a single year liability for the index return.

The Company carries all derivative instruments as assets or liabilities in the Consolidated Balance Sheets at fair value. The Company elected to not use hedge accounting for derivative transactions related to the FIA and IUL products. As a result, the Company records the purchased call options and the embedded derivatives related to the provision of a contingent return at fair value, with changes in the fair value of the derivatives recognized immediately in the Consolidated Statements of Operations. The fair values of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, presented in the Consolidated Balance Sheets were as follows:

	June 30,	December 31,
	2016	2015
Assets
Derivative instruments, included in Short-term and Other Investments	$4,325	$2,501

Liabilities
Fixed indexed annuities - embedded derivatives, included in Other Policyholder Funds	47,706	39,021
Indexed universal life - embedded derivatives, included in Investment Contract and Life Policy Reserves	50	14

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Change in fair value of derivatives (1):
Revenues
Net realized investment gains (losses)	$78	$(402)	$(140)	$(607)

Change in fair value of embedded derivatives:
Revenues
Net realized investment gains (losses)	(1,325)	28	(2,001)	467

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

The Company’s strategy attempts to mitigate potential risk of loss under these agreements through a regular monitoring process, which evaluates the program’s effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor’s/Moody’s long-term credit rating of “BBB+”/“Baa1” or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide collateral when the fair value of the exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of call options by counterparty and each counterparty’s long-term credit ratings were as follows:

	June 30, 2016				December 31, 2015
	Credit Rating (1)		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody’s	Amount	Value	Amount	Value

Bank of America, N.A.	A	A1	$38,500	$1,341	$17,000	$5
Barclays Bank PLC	A-	A2	18,100	369	7,600	137
Citigroup Inc.	BBB+	Baa1	13,100	699	17,300	845
Credit Suisse International	A	A2	31,600	617	12,000	167
Societe Generale	A	A2	56,100	1,299	80,800	1,347

Total			$157,400	$4,325	$134,700	$2,501

(1)	As assigned by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).

Note 4 - Derivative Instruments-(Continued)

As of June 30, 2016 and December 31, 2015, the Company held $3,081 and $2,617, respectively, of cash received from counterparties for derivative collateral, which is included in Other Liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 per counterparty.

Note 5 - Debt

Indebtedness outstanding was as follows:

	June 30,	December 31,
	2016	2015
Short-term debt:
Bank Credit Facility, expires July 30, 2019	$-	$-
Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250,000 less unaccrued discount of $631 and $654 (4.5% imputed rate) and unamortized debt issuance costs of $2,286 and $2,371	247,083	246,975

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Three months ended June 30, 2016
Premiums written and contract deposits	$316,798	$5,921	$1,002	$311,879
Premiums and contract charges earned	193,396	5,952	916	188,360
Benefits, claims and settlement expenses	151,998	4,444	854	148,408

Three months ended June 30, 2015
Premiums written and contract deposits	$324,597	$6,184	$981	$319,394
Premiums and contract charges earned	187,809	6,332	899	182,376
Benefits, claims and settlement expenses	140,038	7,793	694	132,939

Six months ended June 30, 2016
Premiums written and contract deposits	$604,790	$11,689	$1,947	$595,048
Premiums and contract charges earned	383,629	11,721	1,902	373,810
Benefits, claims and settlement expenses	283,238	17,106	1,789	267,921

Six months ended June 30, 2015
Premiums written and contract deposits	$635,644	$12,308	$1,793	$625,129
Premiums and contract charges earned	373,005	12,647	1,757	362,115
Benefits, claims and settlement expenses	255,878	10,363	1,443	246,958

Note 7 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $177,952 and $147,139 at June 30, 2016 and December 31, 2015, respectively.

Note 8 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: (1) property and casualty insurance, primarily personal lines automobile and homeowners products; (2) retirement annuity products, primarily tax-qualified fixed and variable deposits; and (3) life insurance. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to ongoing transactions such as corporate debt service, realized investment gains and losses and certain public company expenses, such items also have included corporate debt retirement costs/gains, when applicable. Summarized financial information for these segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Insurance premiums and contract charges earned
Property and casualty	$153,673	$147,657	$305,793	$294,406
Annuity	6,098	6,516	12,166	12,739
Life	28,589	28,203	55,851	54,970
Total	$188,360	$182,376	$373,810	$362,115

Net investment income
Property and casualty	$10,151	$9,007	$18,979	$18,440
Annuity	62,727	57,183	120,776	113,575
Life	18,502	18,022	36,486	35,730
Corporate and other	14	6	29	12
Intersegment eliminations	(215)	(223)	(432)	(449)
Total	$91,179	$83,995	$175,838	$167,308

Net income (loss)
Property and casualty	$(4,463)	$3,244	$9,332	$20,867
Annuity	13,063	11,747	23,616	24,257
Life	4,622	3,643	8,489	7,028
Corporate and other	(1,356)	(2,451)	(4,418)	(1,694)
Total	$11,866	$16,183	$37,019	$50,458

	June 30,	December 31,
	2016	2015
Assets
Property and casualty	$1,137,533	$1,098,415
Annuity	7,256,608	7,001,411
Life	1,970,433	1,862,719
Corporate and other	133,248	131,635
Intersegment eliminations	(31,520)	(37,208)
Total	$10,466,302	$10,056,972

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company’s business. For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. That discussion includes factors such as:

•	The impact that a prolonged economic recession may have on the Company’s investment portfolio; volume of new business for automobile, homeowners, annuity and life products; policy renewal rates; and additional annuity contract deposit receipts.
•	Fluctuations in the fair value of securities in the Company’s investment portfolio and the related after tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses.
•	Prevailing low interest rate levels, including the impact of interest rates on (1) the Company’s ability to maintain appropriate interest rate spreads over minimum fixed rates guaranteed in the Company’s annuity and life products, (2) the book yield of the Company’s investment portfolio, (3) unrealized gains and losses in the Company’s investment portfolio and the related after tax effect on the Company’s shareholders’ equity and total capital, (4) amortization of deferred policy acquisition costs and (5) capital levels of the Company’s life insurance subsidiaries.
•	The frequency and severity of events such as hurricanes, storms, earthquakes and wildfires, and the ability of the Company to provide accurate estimates of ultimate claim costs in its consolidated financial statements.
•	The Company’s risk exposure to catastrophe-prone areas. Based on full year 2015 property and casualty direct earned premiums, the Company’s ten largest states represented 57% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, North Carolina, Texas, South Carolina, Florida and Louisiana.
•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.
•	Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the amortization of deferred policy acquisition costs.
•	Adverse results from the assessment of the Company’s goodwill asset requiring write off of the impaired portion.
•	The Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	The Company’s ability to (1) develop and expand its marketing operations, including agents and other points of distribution, and (2) maintain and secure access to educators, school administrators, principals and school business officials.
•	The effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues. The effects of these forces can include, among others, teacher layoffs and early retirements, as well as individual concerns regarding employment and economic uncertainty.
•	The Company’s ability to profitably expand its property and casualty business in highly competitive environments.
•	Changes in federal and state laws and regulations, which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing Section 403(b) plans and the U.S. Department of Labor’s recently issued rule defining who is a “fiduciary” of a qualified retirement plan.
•	Changes in public employee retirement programs as a result of federal and/or state level pension reform initiatives.
•	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
•	The Company’s ability to effectively implement new or enhanced information technology systems and applications.

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

For the three months ended June 30, 2016, the Company’s net income of $11.8 million decreased $4.4 million compared to the prior year. The decrease was largely due to a $3.9 million after tax increase in property and casualty catastrophe losses as well as elevated automobile loss frequencies impacted by severe weather, which more than offset continued strong underlying property results. In total, the property and casualty segment reported a net loss of $4.5 million, representing a decrease of $7.8 million compared to the second quarter 2015 net income of $3.3 million. Annuity segment net income of $13.0 million for the current period increased $1.2 million compared to the second quarter of 2015, including an increase in investment income. Unlocking of deferred policy acquisition costs had a modest negative impact on the annuity net income comparison. Life segment net income of $4.6 million increased $1.0 million compared to the second quarter of 2015 due to lower mortality costs in the current quarter. After tax net realized investment gains were $1.5 million compared to after tax realized investment gains of $0.8 million a year earlier.

For the six months ended June 30, 2016, the Company’s net income of $37.0 million decreased $13.5 million compared to the prior year. After tax net realized investment gains were $1.1 million compared to $4.8 million a year earlier. For the property and casualty segment, net income of $9.3 million decreased $11.6 million compared to the first half of 2015. The property and casualty combined ratio was 102.8% for the first six months of 2016, 5.8 percentage points higher than the 97.0% for the same period in 2015, primarily reflecting continued improvement in current accident year non-catastrophe results for homeowners — reflecting the impacts of initiatives to improve profitability — more than offset by pressure on automobile results, including higher non-catastrophe loss severity and the second quarter increase in loss frequencies. In addition, catastrophe losses increased in the current period — representing a $5.4 million after tax decrease to net income compared to the same period in 2015 — and the current period reflected a reduced level of favorable prior years’ reserve development — representing a $2.4 million reduction to net income compared to the first six months of 2015. Annuity segment net income of $23.6 million for the current period decreased $0.7 million compared to the first six months of 2015, partially due to a $3.1 million pretax increase in operating expenses, including costs related to the Company’s continued modernization of technology and infrastructure, as well as pressures of the interest rate environment. The net interest margin amount increased $3.0 million pretax compared to the prior year, including an increase in gains on investment prepayments. For the first six months of 2016 and 2015, unlocking of annuity deferred policy acquisition costs had a minimal impact. Annuity assets under management of $6.1 billion increased 3% compared to the prior year and disciplined crediting rate management continues. Life segment net income of $8.5 million increased $1.5 million compared to the first six months of 2015 primarily due to a decrease in mortality losses in the current period.

Premiums written and contract deposits decreased 5% compared to the first six months of 2015 due to a decrease in the amount of annuity deposits received in the current period, partially offset by growth in the property and casualty and life segments. Annuity deposits received were 16% less than the prior year, including comparison to the 2015 favorable impact of non-recurring deposits related to changes in the Company’s employee retirement savings plans as further explained in “Results of Operations — Insurance Premiums and Contract Charges”. Property and casualty segment premiums written increased 5% compared to the prior year, primarily due to the favorable impacts from increases in average premium per policy for homeowners and automobile, accompanied by increases in automobile policies in force and reductions in catastrophe reinsurance costs. Life segment insurance premiums and contract deposits increased 4% compared to the first half of 2015.

The Company’s book value per share was $35.31 at June 30, 2016, an increase of 11% compared to 12 months earlier. This increase reflected net income for the trailing 12 months accompanied by a significant increase in net unrealized investment gains primarily due to lower yields on U.S. Treasury securities. At June 30, 2016, book value per share excluding investment fair value adjustments was $27.10, representing a 3% increase compared to 12 months earlier.

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

Compared to December 31, 2015, at June 30, 2016 there were no material changes to the accounting policies for the areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

	Three Months Ended		Change From		Six Months Ended		Change From
	June 30,		Prior Year		June 30,		Prior Year
	2016	2015	Percent	Amount	2016	2015	Percent	Amount
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property & casualty (1)	$159.8	$152.5	4.8%	$7.3	$306.5	$293.0	4.6%	$13.5
Annuity deposits	124.7	140.9	-11.5%	(16.2)	237.3	282.9	-16.1%	(45.6)
Life	27.3	26.0	5.0%	1.3	51.2	49.2	4.1%	2.0
Total	$311.8	$319.4	-2.4%	$(7.6)	$595.0	$625.1	-4.8%	$(30.1)

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property & casualty (1)	$153.7	$147.7	4.1%	$6.0	$305.8	$294.4	3.9%	$11.4
Annuity	6.1	6.5	-6.2%	(0.4)	12.2	12.7	-3.9%	(0.5)
Life	28.5	28.2	1.1%	0.3	55.8	55.0	1.5%	0.8
Total	$188.3	$182.4	3.2%	$5.9	$373.8	$362.1	3.2%	$11.7

(1)	Includes voluntary business and an immaterial amount of involuntary business. Voluntary business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Number of Policies and Contracts in Force

(actual counts)

	June 30,	December 31,	June 30,
	2016	2015	2015
Property and casualty (voluntary)
Automobile	486,475	486,850	482,563
Property	222,341	224,531	226,391
Total	708,816	711,381	708,954
Annuity	214,192	211,071	206,055
Life	201,276	201,789	200,654

For the three months ended June 30, 2016, the Company’s premiums written and contract deposits of $311.8 million decreased $7.6 million, or 2.4%, compared to the prior year, due to a decline in the annuity segment partially offset by growth in the property and casualty and life segments.

For the first six months of 2016, the Company’s premiums written and contract deposits of $595.0 million decreased $30.1 million, or 4.8%, compared to the prior year, also due to a decline in the annuity segment partially offset by growth in the property and casualty and life segments. In 2015, changes in the Company’s employee retirement savings plans resulted in non-recurring deposits received in the first half of 2015 — see additional explanation below. The Company’s premiums and contract charges earned increased $5.9 million, or 3.2%, compared to the second quarter of 2015 and increased $11.7 million, or 3.2%, compared to the six months ended June 30, 2015, primarily due to increases in average premium per policy for both homeowners and automobile.

Total property and casualty premiums written increased 4.6%, or $13.5 million, in the first six months of 2016, compared to the prior year. Average written premium per policy for both automobile and homeowners increased compared to the prior year and the number of automobile policies in force also increased compared to 12 months earlier; the impacts of these items were partially offset by a reduced level of homeowners policies in force in the current period. For 2016, the Company’s full year rate plan anticipates mid-single digit average rate increases (including states with no rate actions) for both automobile and homeowners; average approved rate changes during the first six months of 2016 were consistent with those plans at 7% for automobile and 6% for homeowners.

Based on policies in force, the current year voluntary automobile 12 month retention rate for new and renewal policies was 84.0% compared to 84.9% at June 30, 2015, with the anticipated decrease due to recent rate and underwriting actions. The property 12 month new and renewal policy retention rate was 88.4% at June 30, 2016 compared to 87.6% at June 30, 2015. The retention rates have been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans modestly offset by underwriting profitability programs, particularly for voluntary automobile business.

Automobile premiums written increased 5.6%, or $11.0 million, compared to the first half of 2015. In the first six months of 2016, the voluntary average written premium per policy and average earned premium per policy each increased approximately 3% compared to a year earlier, which was augmented by the increase in policies in force compared to a year earlier. The number of educator policies increased more than the total policy count over the 12 month period and represented approximately 85% of the voluntary automobile policies in force at June 30, 2016, December 31, 2015 and June 30, 2015.

Homeowners premiums written increased 2.5%, or $2.4 million, compared to the first half of 2015. While the number of homeowners policies in force has declined, the average written premium per policy and average earned premium per policy increased approximately 4% and 3%, respectively, in the first half of 2016 compared to a year earlier. In addition, reduced catastrophe reinsurance costs benefited the current period premiums written by approximately $0.6 million. The number of educator policies represented approximately 82% of the homeowners policies in force at June 30, 2016, compared to approximately 81% at both December 31, 2015 and June 30, 2015, and has reflected more moderate declines than the overall homeowner policies in force count. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products. By June 30, 2015, the Company completed a non-renewal program to further address homeowners profitability and hurricane exposure issues in Florida. While this program impacted the overall policy in force count and premiums in the short-term, it reduced risk exposure concentration, reduced overall catastrophe reinsurance costs and is expected to improve homeowners longer-term underwriting results. The Company continues to write policies for tenants in Florida. The Company also authorized its agents to write certain third-party vendors’ homeowners policies in Florida.

For the six months ended June 30, 2016, total annuity deposits received decreased 16.1%, or $45.6 million, compared to the prior year, primarily due to changes in the Company’s employee retirement savings plans which resulted in non-recurring deposits received in the first half of 2015. The current period decrease reflected an 18.6% decrease in recurring deposit receipts and a 14.1% decrease in single premium and rollover deposit receipts. Excluding the 2015 non-recurring item, the remaining current period decrease was primarily due to a decrease in the amount of other single premium and rollover deposits received in 2016.

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

In the first six months of 2016, new deposits to fixed accounts of $157.4 million decreased 16.1%, or $30.2 million, and new deposits to variable accounts of $79.9 million decreased 16.2%, or $15.4 million, compared to the prior year, including the impact of the 2015 non-recurring employee retirement savings plans item described above.

Total annuity accumulated value on deposit of $6.1 billion at June 30, 2016 increased 2.6% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention. Accumulated value retention for the variable annuity option was 94.6% and 94.0% for the 12 month periods ended June 30, 2016 and 2015, respectively; fixed annuity retention was 94.8% and 94.7% for the respective periods.

Variable annuity accumulated balances of $1.8 billion at June 30, 2016 decreased 7.2% compared to June 30, 2015, reflecting a negative impact from financial market performance over the 12 months and net balances transferred from the variable account option to the guaranteed interest rate fixed account option partially offset by net positive cash flows. Compared to the first six months of 2015, annuity segment contract charges earned decreased 3.9%, or $0.5 million.

Life segment premiums and contract deposits for the first six months of 2016 increased 4.1%, or $2.0 million, compared to the prior year, including the favorable impact of new ordinary life business growth. The ordinary life insurance in force lapse ratio was 4.1% for the 12 months ended both June 30, 2016 and 2015.

Sales

For the first six months of 2016, property and casualty new annualized sales premiums increased 9.9% compared to the first half of 2015, as 10.9%, or $4.2 million, growth in new automobile sales was accompanied by growth in homeowners sales of 5.1%, or $0.4 million, compared to the prior year.

While the first half of 2016 annuity new business levels were lower than in the prior year period, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years. Annuity sales by Horace Mann’s agency force decreased 12.8%, or $19.9 million compared to the first half of 2015, with the decline primarily due to the impact in 2015 of non-recurring, non 401(k) rollover deposits from the Company’s employee retirement savings plans. Sales from the independent agent distribution channel, which represent approximately 11% of total annuity sales in the current period and are largely single premium and rollover annuity deposits, decreased approximately 13% compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels decreased 12.9% compared to the six months ended June 30, 2015. Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 3.9% compared to the first half of 2015, and single premium and rollover deposits decreased 14.1% compared to the prior year. In February 2014, the Company expanded its annuity product portfolio by introducing a fixed indexed annuity contract. This new product continues to be well received by the Company’s customers and represented approximately one-third of total annuity sales for the first six months of both 2016 and 2015, largely single premium and rollover deposits. Previously, the Company offered indexed annuity products underwritten by third-party vendors.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, as well as the October 2015 introduction of the Company’s Indexed Universal Life product have contributed to an increase in sales of proprietary life products. For the six months ended June 30, 2016, sales of Horace Mann’s proprietary life insurance products totaled $7.1 million, representing an increase of 47.9%, or $2.3 million, compared to the prior year, including an increase of $1.7 million for single premium sales.

Distribution

At June 30, 2016, there was a combined total of 683 Exclusive Agencies and Employee Agents, compared to 735 at December 31, 2015 and 703 at June 30, 2015. The Company continues to expect higher quality standards for agents and agencies to focus on improving both customer experiences and agent productivity in their respective territories. Growth in new automobile sales and life sales reflects improvement in average agency productivity. The dedicated sales force is supported by the Company’s Customer Contact Center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The Customer Contact Center is also able to assist educators in territories which are not currently served by an Exclusive Agency.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 522 authorized agents at June 30, 2016. During the first six months of 2016, this channel generated $16.1 million in annualized new annuity sales for the Company compared to $18.6 million for the first half of 2015, with the new business primarily comprised of single and rollover deposit business in both periods.

Net Investment Income

For the three months ended June 30, 2016, pretax investment income of $91.1 million increased 8.5%, or $7.1 million, (8.0%, or $4.5 million, after tax) compared to the same period in the prior year. Pretax investment income of $175.8 million for the six months ended June 30, 2016 increased 5.1%, or $8.5 million, (4.5%, or $5.1 million, after tax) compared to the first half of 2015. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis and continued managed performance in the fixed maturity portfolios considering the low interest rate environment, partially offset by a decline in the average portfolio yield. In addition, net investment income in the three and six months ended June 30, 2016 benefited from an increase in gains on investment prepayments. Average invested assets increased 6.3% over the 12 months ended June 30, 2016. The average pretax yield on the investment portfolio was 5.14% (3.43% after tax) for the first six months of 2016, compared to the pretax yield of 5.20% (3.49% after tax) a year earlier. During the first six months of 2016, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses (Pretax)

For the three months ended June 30, 2016, net realized investment gains were $3.1 million compared to net realized investment gains of $1.4 million in the same period in the prior year. For the six months, net realized investment gains were $2.9 million in 2016 compared to net realized investment gains of $7.5 million in the prior year. The net gains and losses in both periods were realized primarily from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

For the first half of 2016, the Company’s net realized investment gains of $2.9 million included $14.6 million of gross gains realized on security sales and calls partially offset by $4.5 million of realized losses primarily on securities that were disposed of during the six months and $7.2 million of impairment charges recorded largely on Puerto Rico and energy sector fixed maturity securities, as well as some equity securities.

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

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2015, credit spreads were slightly tighter across most asset classes at June 30, 2016 and U.S. Treasury rates decreased, which resulted in an increase in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

	June 30, 2016
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	96	$708.8	$665.8	$43.0
Insurance	50	239.9	215.5	24.4
Real estate	38	215.0	200.6	14.4
Energy (1)	47	192.3	177.7	14.6
Utilities	39	175.2	149.5	25.7
Healthcare	37	174.2	159.3	14.9
Technology	27	168.5	159.4	9.1
Transportation	25	160.2	151.0	9.2
Telecommunications	22	146.2	134.6	11.6
Broadcasting and Media	26	94.3	84.3	10.0
All Other Corporates (2)	168	612.5	575.1	37.4
Total corporate bonds	575	2,887.1	2,672.8	214.3
Mortgage-backed securities
U.S. Government and federally sponsored agencies	374	510.3	452.0	58.3
Commercial (3)	100	418.7	405.1	13.6
Other	26	52.6	50.1	2.5
Municipal bonds (4)	535	1,745.8	1,509.4	236.4
Government bonds
U.S.	9	548.5	506.2	42.3
Foreign	14	79.1	71.4	7.7
Collateralized debt obligations (5)	109	657.9	661.3	(3.4)
Asset-backed securities	98	581.7	581.9	(0.2)
Total fixed maturity securities	1,840	$7,481.7	$6,910.2	$571.5

Equity securities
Non-redeemable preferred stocks	11	$32.3	$31.3	$1.0
Common stocks	168	69.7	59.3	10.4
Closed-end fund	1	21.2	20.0	1.2
Total equity securities	180	$123.2	$110.6	$12.6

Total	2,020	$7,604.9	$7,020.8	$584.1

(1)	At June 30, 2016, $18.0 million were non-investment grade.
(2)	The All Other Corporates category contains 18 additional industry classifications. Consumer products, food and beverage, natural gas, metal and mining, gaming and retail represented $427.5 million of fair value at June 30, 2016, with the remaining 12 classifications each representing less than $37 million.
(3)	At June 30, 2016, 99.9% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(4)	Holdings are geographically diversified, approximately 40% are tax-exempt and 80% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at June 30, 2016.
(5)	Based on fair value, 97% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2016.

At June 30, 2016, the Company’s diversified fixed maturity securities portfolio consisted of 2,353 investment positions, issued by 1,840 entities, and totaled approximately $7.5 billion in fair value. This portfolio was 96.3% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At June 30, 2016, 95.1% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	Percent of Portfolio
	Fair Value		June 30, 2016
	December 31,	June 30,	Fair	Amortized
	2015	2016	Value	Cost or Cost
Fixed maturity securities
AAA	7.0%	7.6%	$566.7	$539.6
AA (2)	36.1	36.3	2,717.3	2,465.1
A	23.9	23.4	1,750.9	1,595.6
BBB	29.5	29.0	2,167.4	2,024.7
BB	2.1	2.1	161.0	161.2
B	0.9	0.9	70.1	74.8
CCC or lower	0.1	0.2	12.4	14.5
Not rated (3)	0.4	0.5	35.9	34.7
Total fixed maturity securities	100.0%	100.0%	$7,481.7	$6,910.2
Equity securities
AAA	-	-	-	-
AA	-	-	-	-
A	-	-	-	-
BBB	35.2%	26.2%	$32.3	$31.3
BB	-	-	-	-
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated	64.8	73.8	90.9	79.3
Total equity securities	100.0%	100.0%	$123.2	$110.6

Total			$7,604.9	$7,020.8

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At June 30, 2016, the AA rated fair value amount included $548.5 million of U.S. Government and federally sponsored agency securities and $578.6 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)	This category primarily represents private placement and municipal securities not rated by either S&P or Moody’s.

At June 30, 2016, the fixed maturity securities and equity securities portfolios had a combined $36.9 million pretax of gross unrealized losses on $1,153.1 million fair value related to 387 positions. Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 21 were trading below 80% of book value at June 30, 2016 and were not considered other-than-temporarily impaired. These positions had fair value of $24.3 million, representing 0.3% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $9.9 million.

The Company views the unrealized losses of all of the securities at June 30, 2016 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Three Months Ended		Change From		Six Months Ended		Change From
	June 30,		Prior Year		June 30,		Prior Year
	2016	2015	Percent	Amount	2016	2015	Percent	Amount

Property and casualty	$129.8	$113.5	14.4%	$16.3	$231.0	$208.7	10.7%	$22.3
Annuity	0.8	0.6	33.3%	0.2	1.7	0.9	88.9%	0.8
Life	17.8	18.9	-5.8%	(1.1)	35.2	37.4	-5.9%	(2.2)
Total	$148.4	$133.0	11.6%	$15.4	$267.9	$247.0	8.5%	$20.9

Property and casualty catastrophe losses, included above (1)	$27.3	$21.3	28.2%	$6.0	$40.0	$31.8	25.8%	$8.2

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Incurred claims and claim expenses:
Claims occurring in the current year	$131.4	$116.7	$234.6	$215.9
Decreased in estimated reserves for claims occurring in prior years (2)	(1.6)	(3.2)	(3.6)	(7.2)
Total claims and claim expenses incurred	$129.8	$113.5	$231.0	$208.7

Property and casualty loss ratio:
Total	84.4%	76.9%	75.5%	70.9%
Effect of catastrophe costs, included above (1)	17.7%	14.5%	13.1%	10.7%
Effect of prior years’ reserve development, included above (2)	-1.0%	-2.2%	-1.2%	-2.4%

(1)	Property and casualty catastrophe losses were incurred as follows:

	2016	2015
Three months ended
March 31	$12.7	$10.5
June 30	27.3	21.3
Total year-to-date	$40.0	$31.8

(2)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2016	2015
Three months ended
March 31	$(2.0)	$(4.0)
June 30	(1.6)	(3.2)
Total year-to-date	$(3.6)	$(7.2)

For the three months ended June 30, 2016, the Company’s benefits, claims and settlement expenses increased $15.4 million, or 11.6%, compared to the prior year due to the increase in the property and casualty segment. Catastrophe losses increased $6.0 million compared to the second quarter of 2015, including severe weather in Texas and the Midwest in the current period. Non-catastrophe weather also contributed to increases in property and casualty current accident year loss frequencies — specifically, in automobile, which were partially offset by a reduction in homeowners current accident year non-catastrophe losses. Included in the second quarter 2016 property and casualty segment amount was approximately $3.5 million of unfavorable development of first quarter 2016 automobile weather-related losses. For the life segment, life mortality costs were $1.1 million lower than the second quarter of 2015. Variability in the Company’s life mortality experience is not unexpected considering the moderate size of Horace Mann’s life insurance in force.

For the six months ended June 30, 2016, the Company’s benefits, claims and settlement expenses increased $20.9 million, or 8.5%, compared to the prior year primarily reflecting increases in property and casualty current accident year loss severity and frequency— specifically, in automobile — and catastrophe costs, partially offset by a reduction in homeowners current accident year non-catastrophe losses and a $2.2 million decrease in life mortality costs.

For the first half of 2016, the favorable development of prior years’ property and casualty reserves of $3.6 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate and was primarily the result of favorable severity trends in homeowners loss emergence for accident years 2014 and prior.

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

For the six months ended June 30, 2016, the automobile loss ratio of 78.4% increased by 6.9 percentage points compared to the prior year, including the favorable impact of rate actions taken in recent years offset by (1) the impacts of higher current accident year non-catastrophe losses for 2016 primarily driven by loss severity but accompanied by a second quarter increase in loss frequencies and (2) development of prior years’ reserves that had a 1.4 percentage point less favorable impact in the current year. The homeowners loss ratio of 69.6% for the six months ended June 30, 2016 decreased 1.1 percentage points compared to a year earlier, including favorable current accident year non-catastrophe experience as well as a 0.2 percentage point decrease due to a higher amount of favorable development of prior years’ reserves recorded in 2016. Catastrophe costs represented 34.2 percentage points of the homeowners loss ratio for the current six months compared to 29.7 percentage points for the prior year period.

Interest Credited to Policyholders

	Three Months Ended		Change From		Six Months Ended		Change From
	June 30,		Prior Year		June 30,		Prior Year
	2016	2015	Percent	Amount	2016	2015	Percent	Amount

Annuity	$36.4	$34.4	5.8%	$2.0	$72.0	$67.9	6.0%	$4.1
Life	11.2	11.0	1.8%	0.2	22.3	22.0	1.4%	0.3
Total	$47.6	$45.4	4.8%	$2.2	$94.3	$89.9	4.9%	$4.4

For the three and six months ended June 30, 2016, interest credited increased approximately 5% compared to the same periods in 2015. Compared to the first six months of 2015, the current year increase in annuity segment interest credited reflected a 7.6% increase in average accumulated fixed deposits, partially offset by a 1 basis point decline in the average annual interest rate credited to 3.56%. Life insurance interest credited increased slightly as a result of the growth in reserves for life insurance products with account values.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spreads for the six months ended June 30, 2016 and 2015, were 185 basis points and 190 basis points, respectively. The interest spread decreased due to pressures of the low interest rate environment, partially offset by a continuation of disciplined crediting rate management and an increase in gains on investment prepayments.

As of June 30, 2016, fixed annuity account values totaled $4.3 billion, including $4.1 billion of deferred annuities. As shown in the table below, for approximately 86%, or $3.5 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed income securities.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $600 million of the annuity segment and life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk. As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $2.3 million in year one and $6.8 million in year two, further reducing the net interest spread by approximately 6 basis points and 14 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of June 30, 2016 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.25 million and $0.35 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	June 30, 2016
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	22.5%	$921.5	41.8%	11.0%	$385.3
Equal to 2% but less than 3%	7.5	306.9	82.8%	7.3	254.2
Equal to 3% but less than 4%	14.5	593.0	99.3%	16.8	588.7
Equal to 4% but less than 5%	54.1	2,216.2	100.0%	63.3	2,216.2
5% or higher	1.4	56.4	100.0%	1.6	56.4
Total	100.0%	$4,094.0	85.5%	100.0%	$3,500.8

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $24.5 million for the three months ended June 30, 2016 compared to $24.0 million for the same period in 2015. At June 30, 2016, annuity segment unlocking resulted in a $0.5 million increase in amortization compared to a $0.1 million increase in amortization in the prior year. For the life segment, unlocking resulted in an immaterial change in amortization at both June 30, 2016 and 2015.

Amortized policy acquisition expenses were $48.6 million for the first six months of 2016 compared to $47.7 million for the same period in 2015. The increase was largely attributable to the annuity segment including the impact of the unlocking of deferred policy acquisition costs (“unlocking”). In addition, increases in the annuity and property and casualty segments in the first half of 2016 reflected the growth in premiums and related commissions for each segment. At June 30, 2016, annuity segment unlocking resulted in a $0.7 million increase in amortization largely due to financial market performance — compared to no impact on amortization in the prior year. For the life segment, unlocking resulted in an immaterial change in amortization at both June 30, 2016 and 2015.

Operating Expenses

For the three months ended June 30, 2016, operating expenses of $43.3 million increased $3.3 million, or 8.2%, compared to the second quarter of 2015.

For the first six months of 2016, operating expenses of $86.1 million increased $10.2 million, or 13.4%, compared to the same period in the prior year. In 2015, year to date expenses reflected a reduction in incentive compensation expense (recorded in the first quarter) with the majority of the cost reduction benefiting the property and casualty segment. The current period expense level was consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

The property and casualty expense ratio of 27.3% for the six months ended June 30, 2016 increased 1.2 percentage points compared to the prior year expense ratio of 26.1%, consistent with management’s expectations for the current period. The 2015 incentive compensation expense reduction reduced the expense ratio for the six months by 0.7 percentage points.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.8% and 29.0% for the six months ended June 30, 2016 and 2015, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates 6.9 and 6.8 percentage points for the six months ended June 30, 2016 and 2015, respectively.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At June 30, 2016, the Company’s federal income tax returns for years prior to 2012 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended June 30, 2016, the Company’s net income of $11.8 million represented a decrease of $4.4 million compared to the prior year. For the six months ended June 30, 2016, the Company’s net income of $37.0 million represented a decrease of $13.5 million as improvements in current accident year non-catastrophe results for homeowners and a reduced level of life mortality losses were more than offset by a higher level of catastrophe losses, pressure on automobile current accident year loss experience, and a $3.7 million reduction in realized investment gains compared to the prior year. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

	Three Months Ended		Change From		Six Months Ended		Change From
	June 30,		Prior Year		June 30,		Prior Year
	2016	2015	Percent	Amount	2016	2015	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$(4.5)	$3.3	N.M.	$(7.8)	$9.3	$20.9	-55.5%	$(11.6)
Annuity	13.0	11.8	10.2%	1.2	23.6	24.3	-2.9%	(0.7)
Life	4.6	3.6	27.8%	1.0	8.5	7.0	21.4%	1.5
Corporate and other (1)	(1.3)	(2.5)	-48.0%	1.2	(4.4)	(1.7)	158.8%	(2.7)
Net income	$11.8	$16.2	-27.2%	$(4.4)	$37.0	$50.5	-26.7%	$(13.5)

Effect of catastrophe costs, after tax, included above	$(17.7)	$(13.8)	28.3%	$(3.9)	$(26.0)	$(20.6)	26.2%	$(5.4)
Effect of realized investment gains (losses), after tax, included above	$1.5	$0.8	87.5%	$0.7	$1.1	$4.8	-77.1%	$(3.7)

Diluted:
Net income per share	$0.29	$0.38	-23.7%	$(0.09)	$0.89	$1.19	-25.2%	$(0.30)
Weighted average number of shares and equivalent shares (in millions)	41.3	42.4	-2.6%	(1.1)	41.4	42.4	-2.4%	(1.0)

Property and casualty combined ratio:
Total	111.6%	103.7%	N.M.	7.9%	102.8%	97.0%	N.M.	5.8%
Effect of catastrophe costs, included above	17.7%	14.5%	N.M.	3.2%	13.1%	10.7%	N.M.	2.4%
Effect of prior years’ reserve development, included above	-1.0%	-2.2%	N.M.	1.2%	-1.2%	-2.4%	N.M.	1.2%

N.M. - Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, corporate debt retirement costs (when applicable), certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the six months ended June 30, 2016, net realized investment gains after tax were $1.1 million, compared to net realized investment gains of $4.8 million a year earlier. In addition, the current period reflected a $1.1 million pretax reduction in debt interest expense as a result of the refinancing transactions completed in 2015.

Return on average shareholders’ equity based on net income was 6.0% and 8.0% for the trailing 12 months ended June 30, 2016 and 2015, respectively.

Outlook for 2016

At the time of this Quarterly Report on Form 10-Q, management estimates that 2016 full year net income before realized investment gains and losses will be within a range of $1.80 to $2.00 per diluted share. This projection incorporates the Company’s results for the first six months of 2016, which were impacted by a higher than anticipated level of weather-related catastrophe and non-catastrophe losses for the property and casualty segment. For full year 2016, the Company now anticipates its underlying property and casualty combined ratio to be similar to the result for full year 2015, as continued pressure from current accident year automobile loss frequency and severity, a lower amount of property and casualty favorable prior years’ reserve development and a modest increase in segment specific infrastructure expenses largely offset improvements in the property line. Catastrophe losses for the last six months of 2016 are estimated to be similar to historical averages. Net income for the annuity and life segments combined is anticipated to be comparable to full year 2015, reflecting investment interest rate pressure and additional expenses — compared to 2015 and as described below — related to the Company’s continued modernization of technology and infrastructure, as well as costs incurred to address regulatory changes. As a result of the continued low interest rate environment, management expects the Company’s overall portfolio yield to decline by approximately 10 basis points over the course of full year 2016, impacting each of the three business segments. Net income for the annuity segment will continue to be impacted by the prolonged interest rate environment and the 2015 net interest spread of 184 basis points is anticipated to slowly grade down through the course of 2016. Though life mortality experience was more favorable than anticipated for the first half of 2016, mortality costs continue to be consistent with the Company’s actuarial models and life segment net income is expected to be comparable to 2015, due to investment interest rate pressure and the increase in expenses. In addition to the segment-specific factors, the Company’s initiatives for customer service and infrastructure improvements, as well as enhanced training and education for the Company’s agency force, all intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios, will continue and result in a moderate increase in expense levels compared to 2015.

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

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At June 30, 2016 and 2015, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations — Net Realized Investment Gains and Losses (Pretax)” and in the “Notes to Consolidated Financial Statements — Note 2 — Investments”.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2016, net cash provided by operating activities increased compared to the same period in 2015, largely due to an increase in investment income collected, as well as the increase in premiums collected in the current period exceeding the increase in claims and policyholder benefits paid in the current period. In addition, current period federal income tax payments were less than the prior year.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2016 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $90 million, of which $40.6 million was paid during the six months ended June 30, 2016. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company’s annuity business produced net positive cash flows in the first six months of 2016. For the six months ended June 30, 2016, receipts from annuity contracts decreased $45.6 million, or 16.1%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net of transfers from variable annuity accumulated cash values decreased $16.0 million, or 9.0%, compared to the prior year.

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

The total capital of the Company was $1,664.4 million at June 30, 2016, including $247.1 million of long-term debt. Total debt represented 18.5% of total capital excluding unrealized investment gains and losses (14.8% including unrealized investment gains and losses) at June 30, 2016, which was below the Company’s long-term target of 25%. Note that this information regarding long-term debt reflects the Company’s January 1, 2016 adoption of new accounting guidance regarding the presentation of debt issuance costs as discussed in “Notes to Consolidated Financial Statements — Note 1 — Adopted Accounting Standards”.

Shareholders’ equity was $1,417.3 million at June 30, 2016, including a net unrealized gain in the Company’s investment portfolio of $329.7 million after taxes and the related impact of deferred policy acquisition costs associated with investment contracts and life insurance products with account values. The market value of the Company’s common stock and the market value per share were $1,356.3 million and $33.79, respectively, at June 30, 2016. Book value per share was $35.31 at June 30, 2016 ($27.10 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at June 30, 2016 is included in “Results of Operations — Net Realized Investment Gains and Losses (Pretax)”.

Total shareholder dividends were $22.2 million for the six months ended June 30, 2016. In March and May 2016, the Board of Directors announced regular quarterly dividends of $0.265 per share.

During the first six months of 2016, the Company repurchased 701,410 shares of its common stock, or 1.7% of the outstanding shares on December 31, 2015, at an aggregate cost of $21.5 million, or an average price per share of $30.65 under its share repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 9 — Shareholders’ Equity and Common Stock Equivalents” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The repurchase of shares was funded through use of cash. As of June 30, 2016, $29.5 million remained authorized for future share repurchases under the 2015 repurchase program. Utilization of the remaining authorization under the 2011 program was completed in January 2016.

As of June 30, 2016, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (“Senior Notes due 2025”), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the “Notes to Consolidated Financial Statements — Note 7 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of June 30, 2016, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at June 30, 2016.

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

With the exception of the ratings by A.M. Best, assigned ratings as of July 31, 2016 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In March 2016, A.M. Best upgraded the insurance financial strength rating of the Company’s property and casualty subsidiaries to “A (Excellent)” from “A- (Excellent)”. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of July 31, 2016
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

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations — Net Realized Investment Gains and Losses (Pretax)”.

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

Recent Accounting Changes

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments, including reinsurance receivables, held by companies. The new guidance replaces the incurred loss impairment methodology and requires an organization to measure and recognize all current expected credit losses (“CECL”) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will need to utilize forward-looking information to better inform their credit loss estimates. Companies will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Credit losses related to available for sale debt securities — which represent over 90% of Horace Mann’s total investment portfolio — will be recorded through an allowance for credit losses with this allowance having a limit equal to the amount by which fair value is below amortized cost. The guidance also requires enhanced qualitative and quantitative disclosures to provide additional information about the amounts recorded in the financial statements. For public business entities that are SEC filers, the guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, using a modified-retrospective approach. Early application is permitted for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

Employee Share-based Payment Accounting

In March 2016, the FASB issued guidance to simplify and improve the accounting for employee share-based payment transactions. Under the new guidance, several aspects of the accounting for share-based payment transactions are changed including: (1) the entire tax impact of the difference between the company’s share-based payment deduction for tax purposes and the compensation cost recognized in the financial statements (“excess tax benefits”) will be recorded in the income statement (the additional paid-in capital pool is eliminated) and classified with other income tax cash flows as an operating activity in the statement of cash flows; (2) election of an accounting policy regarding forfeitures, either retaining the current GAAP approach of estimating forfeitures or accounting for forfeitures when they occur; (3) companies may withhold up to the maximum individual statutory tax rate without triggering classification of the award as a liability; (4) cash paid to satisfy the statutory income tax withholding obligation is to be classified as a financing activity in the statement of cash flows; and (5) certain additional aspects which apply only to nonpublic entities. There are different approaches specified for transition to the new guidance encompassing prospective, retrospective and modified retrospective (cumulative-effect adjustment) approaches. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. Early application is permitted; however, all components of the guidance must be implemented at the same time. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

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

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2016 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The DOL regulation will affect the ways in which financial services representatives can be compensated for sales to participants in ERISA employer-sponsored qualified plans and sales to IRA customers, and it will impose significant additional legal obligations and disclosure requirements. The DOL regulation could have a material adverse effect on our business and results of operations. While the regulation does not affect non-ERISA employer-sponsored qualified plans, such as public school 403(b) plans, it could have the following impacts, among others:

•	It could inhibit our ability to sell and service IRAs, resulting in a change and/or a reduction of the types of products we offer for IRAs, and impact our relationship with current clients.
•	It could require changes in the way that we compensate our agents, thereby impacting our agents’ business model.
•	It could require changes in our distribution model for financial services products and could result in a decrease in the number of our agents.
•	It could increase our costs of doing IRA business and increase our litigation and regulatory risks.
•	It could increase the cost and complexity of regulatory compliance for our annuity products, including our recently introduced fixed indexed annuity product.

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

Issuer Purchases of Equity Securities

On December 7, 2011 the Company’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the “2011 Plan”). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended June 30, 2016, the Company repurchased shares of HMEC common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

April 1 - 30	227,133	$31.00	227,133	$29.5 million
May 1 - 31	-	-	-	$29.5 million
June 1 - 30	-	-	-	$29.5 million
Total	227,133	$31.00	227,133	$29.5 million

Item 5:	Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended June 30, 2016 which has not been filed with the SEC.

Item 6:	Exhibits

The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit
No.	Description

10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit
No.	Description

10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan incorporated by reference to Exhibit 10.3(e) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.3(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-employee Director Compensation.

Exhibit
No.	Description

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries incorporated by reference to Exhibit 10.8 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants incorporated by reference to Exhibit 10.10(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants incorporated by reference to Exhibit 10.11(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

Exhibit
No.	Description

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 5, 2016	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	August 5, 2016	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	August 5, 2016	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2016

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit
No.	Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit
No.	Description

10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit
No.	Description

10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan incorporated by reference to Exhibit 10.3(e) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.3(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-employee Director Compensation.

Exhibit
No.	Description

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries incorporated by reference to Exhibit 10.8 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants incorporated by reference to Exhibit 10.10(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants incorporated by reference to Exhibit 10.11(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

Exhibit
No.	Description

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

