Form 10-Q
period 2016-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2016-11-08
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 40,207,673 shares of Common Stock, par value $0.001 per share, were outstanding, net of 24,672,932 shares of treasury stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2016, the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

November 8, 2016

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
(amortized cost 2016, $6,907,575; 2015, $6,785,626)	$7,494,053	$7,091,340
Equity securities, available for sale, at fair value
(cost 2016, $124,806; 2015, $95,722)	137,640	99,797
Short-term and other investments	537,459	456,893
Total investments	8,169,152	7,648,030
Cash	53,616	15,509
Deferred policy acquisition costs	225,792	253,176
Goodwill	47,396	47,396
Other assets	321,475	292,139
Separate Account (variable annuity) assets	1,873,646	1,800,722
Total assets	$10,691,077	$10,056,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,385,907	$5,126,842
Unpaid claims and claim expenses	332,787	323,720
Unearned premiums	247,229	232,841
Total policy liabilities	5,965,923	5,683,403
Other policyholder funds	706,384	692,652
Other liabilities	453,894	368,559
Long-term debt	247,146	246,975
Separate Account (variable annuity) liabilities	1,873,646	1,800,722
Total liabilities	9,246,993	8,792,311
Preferred stock, $0.001 par value, authorized
1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares;
issued, 2016, 64,855,897; 2015, 64,537,554	65	65
Additional paid-in capital	450,759	442,648
Retained earnings	1,146,978	1,116,277
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities
and equity securities	337,291	175,167
Net funded status of pension obligations	(11,794)	(11,794)
Treasury stock, at cost, 2016, 24,672,932 shares;
2015, 23,971,522 shares	(479,215)	(457,702)
Total shareholders’ equity	1,444,084	1,264,661
Total liabilities and shareholders’ equity	$10,691,077	$10,056,972

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues
Insurance premiums and
contract charges earned	$191,050	$182,812	$564,860	$544,927
Net investment income	94,847	81,016	270,685	248,324
Net realized investment gains	3,985	1,308	6,911	8,789
Other income	1,294	617	3,581	2,302

Total revenues	291,176	265,753	846,037	804,342

Benefits, losses and expenses
Benefits, claims and settlement expenses	135,710	121,181	403,631	368,139
Interest credited	48,658	46,216	142,924	136,103
Policy acquisition expenses amortized	24,474	25,709	73,113	73,400
Operating expenses	44,337	39,647	130,478	115,611
Interest expense	2,975	2,652	8,858	9,610

Total benefits, losses and expenses	256,154	235,405	759,004	702,863

Income before income taxes	35,022	30,348	87,033	101,479
Income tax expense	8,099	8,364	23,091	29,037

Net income	$26,923	$21,984	$63,942	$72,442

Net income per share
Basic	$0.66	$0.53	$1.55	$1.73
Diluted	$0.65	$0.52	$1.55	$1.71

Weighted average number of shares
and equivalent shares (in thousands)
Basic	41,092	41,852	41,155	41,965
Diluted	41,347	42,305	41,386	42,362

Net realized investment gains (losses)
Total other-than-temporary impairment
losses on securities	$(160)	$(3,602)	$(7,686)	$(20,860)
Portion of losses recognized in other
comprehensive income	-	-	(290)	(4,300)
Net other-than-temporary
impairment losses on
securities recognized in earnings	(160)	(3,602)	(7,396)	(16,560)
Realized gains, net	4,145	4,910	14,307	25,349
Total	$3,985	$1,308	$6,911	$8,789

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Comprehensive income
Net income	$26,923	$21,984	$63,942	$72,442
Other comprehensive income (loss),
net of taxes:
Change in net unrealized gains
and losses on fixed maturities
and equity securities	7,638	2,832	162,124	(70,936)
Change in net funded status of
pension obligations	-	-	-	-
Other comprehensive income (loss)	7,638	2,832	162,124	(70,936)
Total	$34,561	$24,816	$226,066	$1,506

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2016	2015

Common stock, $0.001 par value
Beginning balance	$65	$64
Options exercised, 2016, 114,507 shares; 2015, 80,660 shares	-	-
Conversion of common stock units,
2016, 15,629 shares; 2015, 8,293 shares	-	-
Conversion of restricted stock units,
2016, 188,207 shares; 2015, 191,998 shares	-	1
Ending balance	65	65

Additional paid-in capital
Beginning balance	442,648	422,232
Options exercised and conversion of common stock
units and restricted stock units	2,045	11,926
Share-based compensation expense	6,066	5,032
Ending balance	450,759	439,190

Retained earnings
Beginning balance	1,116,277	1,065,318
Net income	63,942	72,442
Cash dividends, 2016, $0.795 per share;
2015, $0.750 per share	(33,241)	(31,975)
Ending balance	1,146,978	1,105,785

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	163,373	284,601
Change in net unrealized gains and losses on
fixed maturities and equity securities	162,124	(70,936)
Change in net funded status of pension obligations	-	-
Ending balance	325,497	213,665

Treasury stock, at cost
Beginning balance, 2016, 23,971,522 shares;
2015, 23,308,430 shares	(457,702)	(435,752)
Acquisition of shares, 2016, 701,410 shares;
2015, 476,498 shares	(21,513)	(15,775)
Ending balance, 2016, 24,672,932 shares;
2015, 23,784,928 shares	(479,215)	(451,527)

Shareholders’ equity at end of period	$1,444,084	$1,307,178

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows - operating activities
Premiums collected	$557,816	$538,633
Policyholder benefits paid	(422,184)	(399,465)
Policy acquisition and other operating expenses paid	(207,825)	(196,209)
Federal income taxes paid	(18,156)	(20,327)
Investment income collected	259,373	246,042
Interest expense paid	(6,072)	(7,316)
Other	(1,437)	(1,881)

Net cash provided by operating activities	161,515	159,477

Cash flows - investing activities
Fixed maturities
Purchases	(1,097,880)	(1,111,958)
Sales	351,739	327,641
Maturities, paydowns, calls and redemptions	634,686	502,554
Purchase of other invested assets	(42,578)	(19,037)
Net cash provided by (used in) short-term and other investments	(75,665)	56,831

Net cash used in investing activities	(229,698)	(243,969)

Cash flows - financing activities
Dividends paid to shareholders	(33,241)	(31,975)
Principal borrowings on Bank Credit Facility	-	75,000
Maturity of Senior Notes due 2015	-	(75,000)
Acquisition of treasury stock	(21,513)	(15,775)
Exercise of stock options	2,361	1,518
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	391,944	422,195
Benefits, withdrawals and net transfers to
Separate Account (variable annuity) assets	(240,489)	(258,076)
Life policy accounts
Deposits	2,957	742
Withdrawals and surrenders	(3,151)	(3,050)
Change in bank overdrafts	7,422	7,153

Net cash provided by financing activities	106,290	122,732

Net increase in cash	38,107	38,240

Cash at beginning of period	15,509	11,675

Cash at end of period	$53,616	$49,915

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016 and 2015

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2016, the consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2016 and 2015. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2016 presentation. See “Adopted Accounting Standards”.

Note 1 - Basis of Presentation-(Continued)

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

	September 30,	December 31,
	2016	2015

Investment contract reserves	$4,308,100	$4,072,102
Life policy reserves	1,077,807	1,054,740
Total	$5,385,907	$5,126,842

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

	Unrealized Gains
	and Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, July 1, 2016	$329,653	$(11,794)	$317,859
Other comprehensive income (loss)
before reclassifications	9,912	-	9,912
Amounts reclassified from accumulated
other comprehensive income (loss)	(2,274)	-	(2,274)
Net current period other
comprehensive income (loss)	7,638	-	7,638
Ending balance, September 30, 2016	$337,291	$(11,794)	$325,497

Beginning balance, January 1, 2016	$175,167	$(11,794)	$163,373
Other comprehensive income (loss)
before reclassifications	167,692	-	167,692
Amounts reclassified from accumulated
other comprehensive income (loss)	(5,568)	-	(5,568)
Net current period other
comprehensive income (loss)	162,124	-	162,124
Ending balance, September 30, 2016	$337,291	$(11,794)	$325,497

(1)	All amounts are net of tax.
(2)	The pretax amounts reclassified from accumulated other comprehensive income (loss), $3,499 and $8,566, are included in net realized investment gains and losses and the related tax expenses, $1,225 and $2,998, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016, respectively.

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

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index call option contracts) to economically hedge risk associated with its fixed indexed annuity and indexed universal life products’ contingent liabilities. The Company’s fixed indexed annuity and indexed universal life products include embedded derivative features that are discussed in “Note 1 -- Summary of Significant Accounting Policies -- Investment Contract and Life Policy Reserves -- Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s insurance products during the nine months ended September 30, 2016 and 2015.

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
September 30, 2016
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations (2):
Mortgage-backed securities	$419,651	$52,772	$267	$472,156	$-
Other, including
U.S. Treasury securities	449,016	39,383	272	488,127	-
Municipal bonds	1,555,326	228,185	4,770	1,778,741	(1,899)
Foreign government bonds	71,402	8,437	-	79,839	-
Corporate bonds	2,720,987	239,109	6,758	2,953,338	(340)
Other mortgage-backed securities	1,691,193	40,302	9,643	1,721,852	1,700
Totals	$6,907,575	$608,188	$21,710	$7,494,053	$(539)

Equity securities (3)	$124,806	$14,355	$1,521	$137,640	$-

December 31, 2015
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations (2):
Mortgage-backed securities	$461,862	$44,413	$1,861	$504,414	$-
Other, including
U.S. Treasury securities	532,373	21,153	7,415	546,111	-
Municipal bonds	1,553,603	165,680	10,340	1,708,943	(4,140)
Foreign government bonds	67,441	6,288	112	73,617	-
Corporate bonds	2,687,376	140,873	48,834	2,779,415	-
Other mortgage-backed securities	1,482,971	16,830	20,961	1,478,840	1,382
Totals	$6,785,626	$395,237	$89,523	$7,091,340	$(2,758)

Equity securities (3)	$95,722	$8,405	$4,330	$99,797	$-

(1)	Related to securities for which an unrealized loss was bifurcated to distinguish the credit-related portion and the portion driven by other market factors. Represents the amount of other-than-temporary impairment losses in AOCI which was not included in earnings; amounts also include unrealized gains/(losses) on such impaired securities relating to changes in the fair value of those securities subsequent to the impairment measurement date.
(2)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $203,381 and $231,294; Federal Home Loan Mortgage Corporation (“FHLMC”) of $302,472 and $363,957; and Government National Mortgage Association (“GNMA”) of $122,311 and $130,940 as of September 30, 2016 and December 31, 2015, respectively.
(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at September 30, 2016 and December 31, 2015, respectively. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2016 -- which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2016
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$9,701	$60	$3,564	$207	$13,265	$267
Other	27,728	272	-	-	27,728	272
Municipal bonds	53,583	879	16,768	3,891	70,351	4,770
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	114,009	1,514	63,800	5,244	177,809	6,758
Other mortgage-backed securities	266,884	5,447	207,444	4,196	474,328	9,643
Total fixed
maturity securities	471,905	8,172	291,576	13,538	763,481	21,710
Equity securities (1)	15,494	885	8,603	636	24,097	1,521
Combined totals	$487,399	$9,057	$300,179	$14,174	$787,578	$23,231

Number of positions with a
gross unrealized loss	201		107		308
Fair value as a percentage of
total fixed maturities and
equity securities fair value	6.4%		3.9%		10.3%

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

Note 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 64% of the gross unrealized loss as of September 30, 2016. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of September 30, 2016 and 2015 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income (loss):

	Nine Months Ended
	September 30,
	2016	2015
Cumulative credit loss (1)
Beginning of period	$7,844	$2,877
New credit losses	300	5,162
Increases to previously recognized credit losses	2,480	-
Losses related to securities sold or paid down during the period	-	-
End of period	$10,624	$8,039

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

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

	Percent of Total Fair Value		September 30, 2016
	September 30,	December 31,	Fair	Amortized
	2016	2015	Value	Cost
Estimated expected maturity:
Due in 1 year or less	3.8%	3.1%	$287,079	$264,641
Due after 1 year through 5 years	27.6	24.2	2,065,099	1,903,694
Due after 5 years through 10 years	37.1	39.6	2,780,699	2,563,365
Due after 10 years
through 20 years	19.7	20.9	1,473,916	1,358,717
Due after 20 years	11.8	12.2	887,260	817,158
Total	100.0%	100.0%	$7,494,053	$6,907,575

Average option-adjusted
duration, in years	5.8	5.8

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Fixed maturity securities
Proceeds received	$94,706	$81,120	$351,739	$327,641
Gross gains realized	2,966	6,400	13,824	18,631
Gross losses realized	(102)	(3,267)	(1,542)	(5,012)

Equity securities
Proceeds received	$4,479	$5,633	$17,101	$26,442
Gross gains realized	790	680	1,960	5,878
Gross losses realized	(21)	(397)	(862)	(514)

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized investment gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net unrealized investment gains (losses)
on fixed maturity securities, net of tax
Beginning of period	$371,456	$254,827	$198,714	$336,604
Change in unrealized investment
gains and losses	20,827	7,436	188,912	(69,787)
Reclassification of net realized
investment (gains) losses
to net income	(11,072)	(835)	(6,415)	(5,389)
End of period	$381,211	$261,428	$381,211	$261,428

Net unrealized investment gains (losses)
on equity securities, net of tax
Beginning of period	$8,183	$3,399	$2,649	$6,988
Change in unrealized investment
gains and losses	(2,052)	(2,584)	4,846	(5,774)
Reclassification of net realized
investment (gains) losses
to net income	2,211	(169)	847	(568)
End of period	$8,342	$646	$8,342	$646

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

Net Amounts
of Assets/
		Gross	Liabilities	Gross Amounts Not Offset
		Amounts	Presented	in the Consolidated
		Offset in the	in the	Balance Sheets
		Consolidated	Consolidated		Cash
	Gross	Balance	Balance	Financial	Collateral	Net
	Amounts	Sheets	Sheets	Instruments	Received	Amount

September 30, 2016
Asset derivatives:
Free-standing derivatives	$4,534	-	$4,534	-	$4,770	$(236)

December 31, 2015
Asset derivatives:
Free-standing derivatives	2,501	-	2,501	-	2,617	(116)

Note 2 - Investments-(Continued)

Deposits

At September 30, 2016 and December 31, 2015, fixed maturity securities with a fair value of $18,309 and $18,312, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at September 30, 2016 and December 31, 2015, fixed maturity securities with a fair value of $620,124 and $621,077, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $575,000 at both of the respective dates. The deposited securities are included in Fixed Maturities on the Company’s Consolidated Balance Sheets.

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

Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at a point in time is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, specifically in “Note 3 -- Fair Value of Financial Instruments”.

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At September 30, 2016, these Level 3 invested assets comprised 2.8% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2016
Financial Assets
Investments
Fixed maturities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$472,156	$472,156	$-	$468,694	$3,462
Other, including
U.S. Treasury securities	488,127	488,127	13,894	474,233	-
Municipal bonds	1,778,741	1,778,741	-	1,733,575	45,166
Foreign government bonds	79,839	79,839	-	79,839	-
Corporate bonds	2,953,338	2,953,338	7,341	2,868,376	77,621
Other mortgage-backed securities	1,721,852	1,721,852	-	1,623,165	98,687
Total fixed maturities	7,494,053	7,494,053	21,235	7,247,882	224,936
Equity securities	137,640	137,640	110,398	27,236	6
Short-term investments	214,206	214,206	213,450	756	-
Other investments	16,034	16,034	-	16,034	-
Totals	7,861,933	7,861,933	345,083	7,291,908	224,942
Financial Liabilities
Investment contract and life policy
reserves, embedded derivatives	80	80	-	80	-
Other policyholder funds,
embedded derivatives	55,179	55,179	-	-	55,179

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the nine months ended September 30, 2016. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage- Backed Securities(2)	Total Fixed Maturities	Equity Securities	Total

Beginning balance, July 1, 2016	$47,647	$73,408	$96,581	$217,636	$6	$217,642	$47,706
Transfers into Level 3 (3)	-	10,375	7,655	18,030	-	18,030	-
Transfers out of Level 3 (3)	-	(5,967)	(788)	(6,755)	-	(6,755)	-
Total gains or losses
Net realized gains (losses)
included in net income
related to financial assets	-	1	(56)	(55)	-	(55)	-
Net realized (gains) losses
included in net income
related to financial liabilities	-	-	-	-	-	-	68
Net unrealized gains (losses)
included in other
comprehensive income	(2,361)	1,292	3,951	2,882	-	2,882	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	6,710
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(120)	(1,488)	(5,194)	(6,802)	-	(6,802)	695
Ending balance, September 30, 2016	$45,166	$77,621	$102,149	$224,936	$6	$224,942	$55,179

Beginning balance, January 1, 2016	$30,379	$67,575	$75,466	$173,420	$6	$173,426	$39,021
Transfers into Level 3 (3)	14,751	21,451	32,281	68,483	-	68,483	-
Transfers out of Level 3 (3)	-	(5,967)	(788)	(6,755)	-	(6,755)	-
Total gains or losses
Net realized gains (losses)
included in net income
related to financial assets	-	(656)	(56)	(712)	-	(712)	-
Net realized (gains) losses
included in net income
related to financial liabilities	-	-	-	-	-	-	2,066
Net unrealized gains (losses)
included in other
comprehensive income	420	3,073	4,173	7,666	-	7,666	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	15,194
Sales	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(384)	(7,855)	(8,927)	(17,166)	-	(17,166)	(1,102)
Ending balance, September 30, 2016	$45,166	$77,621	$102,149	$224,936	$6	$224,942	$55,179

(1)	Represents embedded derivatives, all related to the Company’s fixed indexed annuity (“FIA”) products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.
(3)	Transfers into and out of Level 3 during the three and nine months ended September 30, 2016 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Note 3 - Fair Value of Financial Instruments-(Continued)

							Financial
	Financial Assets						Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total

Beginning balance, July 1, 2015	$29,669	$72,724	$84,700	$187,093	$6	$187,099	$26,719
Transfers into Level 3 (2)	-	-	505	505	-	505	-
Transfers out of Level 3 (2)	-	-	-	-	-	-	-
Total gains or losses
Net realized gains (losses)
included in net income
related to financial assets	-	(164)	-	(164)	1	(163)	-
Net realized (gains) losses
included in net income
related to financial liabilities	-	-	-	-	-	-	(1,328)
Net unrealized gains (losses)
included in other
comprehensive income	1,464	326	167	1,957	-	1,957	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	6,899
Sales	-	-	-	-	(1)	(1)	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(122)	(2,638)	(1,286)	(4,046)	-	(4,046)	(535)
Ending balance, September 30, 2015	$31,011	$70,248	$84,086	$185,345	$6	$185,351	$31,755

Beginning balance, January 1, 2015	$13,628	$74,717	$82,949	$171,294	$6	$171,300	$20,049
Transfers into Level 3 (2)	16,326	5,729	15,685	37,740	-	37,740	-
Transfers out of Level 3 (2)	-	(1,350)	(9,664)	(11,014)	-	(11,014)	-
Total gains or losses
Net realized gains (losses)
included in net income
related to financial assets	-	1,087	-	1,087	1	1,088	-
Net realized (gains) losses
included in net income
related to financial liabilities	-	-	-	-	-	-	(1,795)
Net unrealized gains (losses)
included in other
comprehensive income	1,359	(758)	(268)	333	-	333	-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	14,811
Sales	-	(476)	-	(476)	(1)	(477)	-
Settlements	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(302)	(8,701)	(4,616)	(13,619)	-	(13,619)	(1,310)
Ending balance, September 30, 2015	$31,011	$70,248	$84,086	$185,345	$6	$185,351	$31,755

(1)	Represents embedded derivatives, all related to the Company’s fixed indexed annuity (“FIA”) products, reported in Other Policyholder Funds in the Company’s Consolidated Balance Sheets.
(2)	Transfers into and out of Level 3 during the three and nine months ended September 30, 2015 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At September 30, 2016 and 2015, there were no realized gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the three and nine months ended September 30, 2016, realized gains/(losses) of ($68) and ($2,066), respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three and nine months ended September 30, 2015, the respective amounts were $1,328 and $1,795.

Note 3 - Fair Value of Financial Instruments-(Continued)

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets classified as Level 3 are subject to the control processes as described in “Note 3 -- Fair Value of Financial Instruments -- Investments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as those used for fixed maturities.

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

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2016
Financial Assets
Investments
Other investments	$150,661	$155,183	$-	$-	$155,183
Financial Liabilities
Investment contract and life policy
reserves, fixed annuity contracts	4,308,100	4,179,033	-	-	4,179,033
Investment contract and life policy
reserves, account values on life contracts	78,741	82,642	-	-	82,642
Other policyholder funds	651,205	651,205	-	575,247	75,958
Long-term debt	247,146	267,634	267,634	-	-

December 31, 2015
Financial Assets
Investments
Other investments	$148,759	$153,228	$-	$-	$153,228
Financial Liabilities
Investment contract and life policy
reserves, fixed annuity contracts	4,072,102	4,049,840	-	-	4,049,840
Investment contract and life policy
reserves, account values on life contracts	77,429	81,360	-	-	81,360
Other policyholder funds	653,631	653,631	-	575,104	78,527
Long-term debt	246,975	252,700	252,700	-	-

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

	September 30,	December 31,
	2016	2015
Assets
Derivative instruments, included in Short-term
and Other Investments	$4,534	$2,501

Liabilities
Fixed indexed annuities - embedded derivatives,
included in Other Policyholder Funds	55,179	39,021
Indexed universal life - embedded derivatives,
included in Investment Contract and Life Policy Reserves	80	14

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Change in fair value of derivatives (1):
Revenues
Net realized investment gains (losses)	$562	$(1,564)	$422	$(2,171)

Change in fair value of embedded derivatives:
Revenues
Net realized investment gains (losses)	(76)	1,328	(2,077)	1,795

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

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

The notional amount and fair value of call options by counterparty and each counterparty’s long-term credit ratings were as follows:

	September 30, 2016				December 31, 2015
	Credit Rating (1)		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody’s	Amount	Value	Amount	Value

Bank of America, N.A.	A	A1	$38,500	$1,598	$17,000	$5
Barclays Bank PLC	A-	A2	41,400	720	7,600	137
Citigroup Inc.	BBB+	Baa1	5,800	2	17,300	845
Credit Suisse International	A	A2	64,300	1,442	12,000	167
Societe Generale	A	A2	23,200	772	80,800	1,347

Total			$173,200	$4,534	$134,700	$2,501

(1)	As assigned by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).

Note 4 - Derivative Instruments-(Continued)

As of September 30, 2016 and December 31, 2015, the Company held $4,770 and $2,617, respectively, of cash received from counterparties for derivative collateral, which is included in Other Liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 per counterparty.

Note 5 - Debt

Indebtedness outstanding was as follows:

	September 30,	December 31,
	2016	2015
Short-term debt:
Bank Credit Facility, expires July 30, 2019	$-	$-

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate
principal amount of $250,000 less unaccrued discount of
$617 and $654 (4.5% imputed rate) and unamortized
debt issuance costs of $2,237 and $2,371	247,146	246,975

The Credit Agreement with Financial Institutions (“Bank Credit Facility”) and 4.50% Senior Notes due 2025 (“Senior Notes due 2025”) are described in “Notes to Consolidated Financial Statements -- Note 7 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Three months ended September 30, 2016
Premiums written and contract deposits	$356,155	$5,555	$934	$351,534
Premiums and contract charges earned	195,654	5,584	980	191,050
Benefits, claims and settlement expenses	139,114	4,642	1,238	135,710

Three months ended September 30, 2015
Premiums written and contract deposits	$331,223	$5,952	$927	$326,198
Premiums and contract charges earned	187,813	5,961	960	182,812
Benefits, claims and settlement expenses	123,061	3,034	1,154	121,181

Nine months ended September 30, 2016
Premiums written and contract deposits	$960,945	$17,244	$2,881	$946,582
Premiums and contract charges earned	579,283	17,305	2,882	564,860
Benefits, claims and settlement expenses	422,352	21,748	3,027	403,631

Nine months ended September 30, 2015
Premiums written and contract deposits	$966,867	$18,260	$2,720	$951,327
Premiums and contract charges earned	560,818	18,608	2,717	544,927
Benefits, claims and settlement expenses	378,939	13,397	2,597	368,139

Note 7 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $184,825 and $147,139 at September 30, 2016 and December 31, 2015, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Insurance premiums and
contract charges earned
Property and casualty	$155,727	$149,210	$461,520	$443,616
Annuity	6,448	6,541	18,614	19,280
Life	28,875	27,061	84,726	82,031
Total	$191,050	$182,812	$564,860	$544,927

Net investment income
Property and casualty	$10,018	$7,350	$28,997	$25,790
Annuity	66,174	56,271	186,950	169,846
Life	18,852	17,612	55,338	53,342
Corporate and other	15	5	44	17
Intersegment eliminations	(212)	(222)	(644)	(671)
Total	$94,847	$81,016	$270,685	$248,324

Net income (loss)
Property and casualty	$6,715	$11,253	$16,047	$32,120
Annuity	15,732	8,716	39,348	32,973
Life	4,583	3,619	13,072	10,647
Corporate and other	(107)	(1,604)	(4,525)	(3,298)
Total	$26,923	$21,984	$63,942	$72,442

	September 30,	December 31,
	2016	2015
Assets
Property and casualty	$1,147,850	$1,098,415
Annuity	7,437,926	7,001,411
Life	1,997,990	1,862,719
Corporate and other	141,162	131,635
Intersegment eliminations	(33,851)	(37,208)
Total	$10,691,077	$10,056,972

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

(Dollars in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States (“non-GAAP”) are marked by an asterisk (“*”). An explanation of these measures is contained in the Glossary of Selected Terms included as an exhibit to this Quarterly Report on Form 10-Q.

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

For the three months ended September 30, 2016, the Company’s net income of $26.9 million increased $5.0 million compared to the prior year. The increase was driven primarily by strong investment results recorded in each of the Company’s three operating segments. Total property and casualty segment net income of $6.7 million decreased $4.5 million compared to the prior year, including a $2.2 million after tax increase in property and casualty catastrophe losses as well as elevated automobile loss frequencies impacted by severe weather and higher non-catastrophe property losses. Annuity segment net income of $15.7 million for the current period increased $7.0 million compared to the third quarter of 2015, primarily due to an increase in investment income that drove improvement in the net interest spread. Unlocking of deferred policy acquisition costs had a favorable impact on the annuity net income comparison. In addition, income tax expense was reduced by approximately $1.5 million in the current quarter related to the filing of the prior calendar year tax return; this item primarily benefited the annuity segment. Life segment net income of $4.6 million increased $1.0 million compared to the third quarter of 2015 due to investment income growth and slightly lower mortality costs in the current quarter. The Company’s after tax net realized investment gains were $2.7 million compared to after tax realized investment gains of $0.7 million a year earlier.

For the nine months ended September 30, 2016, the Company’s net income of $63.9 million decreased $8.5 million compared to the prior year. After tax net realized investment gains were $3.8 million compared to $5.5 million a year earlier. For the property and casualty segment, net income of $16.0 million decreased $16.1 million compared to the first nine months of 2015. The property and casualty combined ratio was 102.4% for the first nine months of 2016, 5.9 percentage points higher than the 96.5% for the same period in 2015, primarily reflecting improvement in current accident year non-catastrophe results for homeowners -- reflecting the impacts of initiatives to improve profitability -- more than offset by pressure on automobile results, including higher non-catastrophe loss severity and an increase in loss frequencies. In addition, catastrophe losses increased in the current period -- representing a $7.6 million after tax decrease to net income compared to the same period in 2015 -- and the current period reflected a reduced level of favorable prior years’ reserve development -- representing a $3.7 million reduction to net income compared to the first nine months of 2015. Annuity segment net income of $39.3 million for the current period increased $6.3 million compared to the first nine months of 2015, driven by investment income growth -- improving the net interest spread -- partially offset by pressures of the interest rate environment, as well as an increase in operating expenses -- including costs related to the Company’s continued modernization of technology and infrastructure. The net interest margin amount increased $7.0 million after tax compared to the prior year, including an increase in gains on investment prepayments. For the first nine months of 2016 and 2015, unlocking of annuity deferred policy acquisition costs decreased net income $0.4 million and $1.2 million, respectively, largely due to financial market performance. For the nine months ended September 30, 2016, income tax expense was reduced by approximately $1.5 million related to the filing of the prior calendar year tax return; this item primarily benefited the annuity segment. Annuity assets under management of $6.3 billion increased 8% compared to the prior year and disciplined crediting rate management continues. Life segment net income of $13.1 million increased $2.5 million compared to the first nine months of 2015 primarily due to investment income growth accompanied by a decrease in mortality losses in the current period.

Premiums written and contract deposits* decreased slightly compared to the first nine months of 2015 as growth in the property and casualty and life segments was offset by a decrease in the amount of annuity deposits received in the current period. Property and casualty segment premiums written increased 5% compared to the prior year, primarily due to the favorable impacts from increases in average premium per policy for homeowners and automobile, accompanied by increases in automobile policies in force and reductions in catastrophe reinsurance costs. Life segment insurance premiums and contract deposits increased 6% compared to the first nine months of 2015. Annuity deposits received increased 11% for the third quarter, moderating the year-to-date decrease to 7%, including comparison to the 2015 favorable impact of non-recurring deposits related to changes in the Company’s employee retirement savings plans as further explained in “Results of Operations -- Insurance Premiums and Contract Charges”.

The Company’s book value per share was $35.94 at September 30, 2016, an increase of 12% compared to 12 months earlier. This increase reflected net income for the trailing 12 months accompanied by a significant increase in net unrealized investment gains primarily due to lower yields on U.S. Treasury securities and tighter credit spreads. At September 30, 2016, book value per share excluding investment fair value adjustments* was $27.54, representing a 4% increase compared to 12 months earlier.

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

Compared to December 31, 2015, at September 30, 2016 there were no material changes to the accounting policies for the areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

	Three Months Ended		Change From		Nine Months Ended		Change From
	September 30,		Prior Year		September 30,		Prior Year
	2016	2015	Percent	Amount	2016	2015	Percent	Amount
Insurance premiums written
and contract deposits
(includes annuity and life
contract deposits)*
Property & casualty (1)	$169.8	$162.0	4.8%	$7.8	$476.3	$455.0	4.7%	$21.3
Annuity deposits	154.6	139.3	11.0%	15.3	391.9	422.2	-7.2%	(30.3)
Life	27.2	24.9	9.2%	2.3	78.4	74.1	5.8%	4.3
Total	$351.6	$326.2	7.8%	$25.4	$946.6	$951.3	-0.5%	$(4.7)

Insurance premiums and contract
charges earned (excludes annuity
and life contract deposits)
Property & casualty (1)	$155.7	$149.2	4.4%	$6.5	$461.5	$443.6	4.0%	$17.9
Annuity	6.4	6.6	-3.0%	(0.2)	18.6	19.3	-3.6%	(0.7)
Life	29.0	27.0	7.4%	2.0	84.8	82.0	3.4%	2.8
Total	$191.1	$182.8	4.5%	$8.3	$564.9	$544.9	3.7%	$20.0

(1)	Includes voluntary business and an immaterial amount of involuntary business. Voluntary business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Number of Policies and Contracts in Force

(actual counts)

	September 30,	December 31,	September 30,
	2016	2015	2015
Property and casualty (voluntary)
Automobile	486,123	486,850	484,555
Property	221,094	224,531	225,416
Total	707,217	711,381	709,971
Annuity	215,445	211,071	207,285
Life	197,792	201,789	201,226

For the three months ended September 30, 2016, the Company’s premiums written and contract deposits* of $351.6 million increased $25.4 million, or 7.8%, compared to the prior year, primarily due to an increase in the annuity segment accompanied by growth in the property and casualty and life segments.

For the first nine months of 2016, the Company’s premiums written and contract deposits* of $946.6 million decreased $4.7 million, or 0.5%, compared to the prior year, as a decline in the annuity segment more than offset growth in the property and casualty and life segments. In 2015, changes in the Company’s employee retirement savings plans resulted in non-recurring deposits received in the first half of 2015 -- see additional explanation below. The Company’s premiums and contract charges earned increased $8.3 million, or 4.5%, compared to the third quarter of 2015 and increased $20.0 million, or 3.7%, compared to the nine months ended September 30, 2015, primarily due to increases in average premium per policy for both homeowners and automobile.

Total property and casualty premiums written* increased 4.7%, or $21.3 million, in the first nine months of 2016, compared to the prior year. Average written premium per policy for both automobile and homeowners increased compared to the prior year and the number of automobile policies in force also increased compared to 12 months earlier; the impacts of these items were partially offset by a reduced level of homeowners policies in force in the current period. For 2016, the Company’s full year rate plan anticipates mid-single digit average rate increases (including states with no rate actions) for both automobile and homeowners; average approved rate changes during the first nine months of 2016 were consistent with those plans at 7% for automobile and 5% for homeowners.

Based on policies in force, the current year voluntary automobile 12 month retention rate for new and renewal policies was 83.5% compared to 84.8% at September 30, 2015, with the anticipated decrease due to recent rate and underwriting actions. The property 12 month new and renewal policy retention rate was 87.8% at September 30, 2016 compared to 88.1% at September 30, 2015. The retention rates have been favorably impacted by the Company’s focus on expanding the number of multiline customers and customer utilization of automatic payment plans modestly offset by underwriting profitability programs, particularly for voluntary automobile business.

Automobile premiums written* increased 5.9%, or $17.6 million, compared to the first nine months of 2015. In the first nine months of 2016, the voluntary average written premium per policy and average earned premium per policy increased approximately 4% and 3%, respectively, compared to a year earlier, which was augmented by the increase in policies in force compared to a year earlier. The number of educator policies increased more than the total policy count over the 12 month period and represented approximately 85% of the voluntary automobile policies in force at September 30, 2016, December 31, 2015 and September 30, 2015.

Homeowners premiums written* increased 2.4%, or $3.7 million, compared to the first nine months of 2015. While the number of homeowners policies in force has declined, the average written premium per policy and average earned premium per policy increased approximately 4% and 3%, respectively, in the first nine months of 2016 compared to a year earlier. In addition, reduced catastrophe reinsurance costs benefited the current period premiums written by approximately $1.1 million. The number of educator policies represented approximately 82% of the homeowners policies in force at September 30, 2016, compared to approximately 81% at both December 31, 2015 and September 30, 2015, and has reflected more moderate declines than the overall homeowner policies in force count. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

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

For the nine months ended September 30, 2016, total annuity deposits* received decreased 7.2%, or $30.3 million, compared to the prior year, primarily due to changes in the Company’s employee retirement savings plans which resulted in non-recurring deposits received in the first half of 2015. The current nine month decrease reflected an 11.8% decrease in recurring deposit receipts and a 3.9% decrease in single premium and rollover deposit receipts. Excluding the 2015 non-recurring item, the remaining current period decrease was minimal.

In addition to external contractholder deposits, annuity new recurring deposits include contributions and transfers by Horace Mann’s employees into the Company’s 401(k) group annuity contract. The majority of the 401(k) related increase in 2015 was due to employees’ elections to rollover amounts from a previously terminated, fully funded defined contribution plan third-party investment vehicle into their 401(k) accounts. The Company’s employee retirement savings plans are described in “Notes to Consolidated Financial Statements -- Note 11 -- Pension Plans and Other Postretirement Benefits” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Note that deposits into the Company’s employee 401(k) group annuity contract are not reported as “sales”.

In the first nine months of 2016, new deposits to fixed accounts of $274.3 million decreased 5.3%, or $15.3 million, and new deposits to variable accounts of $117.6 million decreased 11.3%, or $15.0 million, compared to the prior year, including the impact of the 2015 non-recurring employee retirement savings plans item described above.

Total annuity accumulated value on deposit of $6.3 billion at September 30, 2016 increased 7.5% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention. Accumulated value retention for the variable annuity option was 94.6% and 94.1% for the 12 month periods ended September 30, 2016 and 2015, respectively; fixed annuity retention was 94.6% and 94.8% for the respective periods.

Variable annuity accumulated balances of $1.9 billion at September 30, 2016 increased 7.6% compared to September 30, 2015, reflecting a positive impact from financial market performance over the 12 months partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Compared to the first nine months of 2015, annuity segment contract charges earned decreased 3.6%, or $0.7 million.

Life segment premiums and contract deposits* for the first nine months of 2016 increased 5.8%, or $4.3 million, compared to the prior year, including the favorable impact of new ordinary life business growth. The ordinary life insurance in force lapse ratio was 4.1% and 4.0% for the 12 months ended September 30, 2016 and 2015, respectively.

Sales*

For the first nine months of 2016, property and casualty new annualized sales premiums increased 7.2% compared to the first nine months of 2015, as 7.9%, or $4.9 million, growth in new automobile sales was accompanied by growth in homeowners sales of 3.9%, or $0.5 million, compared to the prior year.

While the first nine months of 2016 annuity new business levels were lower than in the prior year period, the Company’s annuity new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years. Annuity sales by Horace Mann’s agency force increased 12.2% compared to the third quarter of 2015, reducing the year to date decline to 3.3%, or $8.2 million compared to the first nine months of 2015, with this decline primarily due to the impact in 2015 of non-recurring, non 401(k) rollover deposits from the Company’s employee retirement savings plans. Sales from the independent agent distribution channel, which represent approximately 10% of total annuity sales in the current period and are largely single premium and rollover annuity deposits, decreased approximately 9% compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels decreased 3.9% compared to the nine months ended September 30, 2015. Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 3.5% compared to the first nine months of 2015, and single premium and rollover deposits decreased 3.9% compared to the prior year. In February 2014, the Company expanded its annuity product portfolio by introducing a fixed indexed annuity contract. This new product continues to be well received by the Company’s customers and represented approximately one-third of total annuity sales for the first nine months of both 2016 and 2015, largely single premium and rollover deposits. Previously, the Company offered indexed annuity products underwritten by third-party vendors.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, as well as the October 2015 introduction of the Company’s Indexed Universal Life product have contributed to an increase in sales of proprietary life products. For the nine months ended September 30, 2016, sales of Horace Mann’s proprietary life insurance products totaled $10.7 million, representing an increase of 44.6%, or $3.3 million, compared to the prior year, including an increase of $2.3 million for single premium sales.

Distribution

At September 30, 2016, there was a combined total of 669 Exclusive Agencies and Employee Agents, compared to 735 at December 31, 2015 and 701 at September 30, 2015. The Company continues to expect higher quality standards for agents and agencies to focus on improving both customer experiences and agent productivity in their respective territories. Growth in new automobile sales and life sales reflects improvement in average agency productivity. The dedicated sales force is supported by the Company’s Customer Contact Center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The Customer Contact Center is also able to assist educators in territories which are not currently served by an Exclusive Agency.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 521 authorized agents at September 30, 2016. During the first nine months of 2016, this channel generated $25.9 million in annualized new annuity sales for the Company compared to $28.5 million for the first nine months of 2015, with the new business primarily comprised of single and rollover deposit business in both periods.

Net Investment Income

For the three months ended September 30, 2016, pretax net investment income of $94.9 million increased 17.2%, or $13.9 million, (16.0%, or $8.7 million, after tax) compared to the same period in the prior year. Pretax net investment income of $270.7 million for the nine months ended September 30, 2016 increased 9.0%, or $22.4 million, (8.3%, or $13.8 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis and continued managed performance in the fixed maturity portfolios considering the low interest rate environment, partially offset by a decline in the average fixed maturity securities portfolio yield. In addition, net investment income in the three and nine months ended September 30, 2016 benefited from an increase in gains on investment prepayments, as well as favorable returns on the Company’s alternative investment portfolio. Average invested assets increased 5.7% over the 12 months ended September 30, 2016. The average pretax yield on the total investment portfolio was 5.25% (3.50% after tax) for the first nine months of 2016, compared to the pretax yield of 5.09% (3.41% after tax) a year earlier. During the first nine months of 2016, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses (Pretax)

For the three months ended September 30, 2016, net realized investment gains were $4.0 million compared to net realized investment gains of $1.3 million in the same period in the prior year. For the nine months, net realized investment gains were $6.9 million in 2016 compared to net realized investment gains of $8.8 million in the prior year. The net gains and losses in both periods were realized primarily from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

For the first nine months of 2016, the Company’s net realized investment gains of $6.9 million included $19.2 million of gross gains realized on security sales and calls partially offset by $4.9 million of realized losses primarily on securities that were disposed of during the nine months and $7.4 million of impairment charges recorded largely on Puerto Rico and energy sector fixed maturity securities, as well as some equity securities.

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

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2015, credit spreads were tighter across most asset classes at September 30, 2016 and U.S. Treasury rates decreased, which resulted in an increase in net unrealized gains for virtually all classes of the Company’s fixed maturity securities holdings.

	September 30, 2016
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain
Fixed maturity securities
Corporate bonds
Banking and Finance	99	$728.6	$682.1	$46.5
Insurance	50	246.3	219.9	26.4
Energy (1)	50	217.0	199.5	17.5
Real estate	37	208.7	193.9	14.8
Healthcare, Pharmacy	38	178.6	163.0	15.6
Utilities	39	174.0	148.3	25.7
Technology	24	166.2	157.2	9.0
Transportation	25	160.2	148.7	11.5
Telecommunications	22	147.3	133.8	13.5
Broadcasting and Media	27	89.6	80.0	9.6
All Other Corporates (2)	170	637.0	594.7	42.3
Total corporate bonds	581	2,953.5	2,721.1	232.4
Mortgage-backed securities
U.S. Government and federally
sponsored agencies	362	472.1	419.6	52.5
Commercial (3)	107	431.5	414.8	16.7
Other	29	58.6	55.5	3.1
Municipal bonds (4)	564	1,778.7	1,555.3	223.4
Government bonds
U.S.	9	488.1	449.0	39.1
Foreign	14	79.8	71.4	8.4
Collateralized debt obligations (5)	110	650.4	646.4	4.0
Asset-backed securities	98	581.4	574.5	6.9
Total fixed maturity securities	1,874	$7,494.1	$6,907.6	$586.5

Equity securities
Non-redeemable preferred stocks	12	$46.3	$44.2	$2.1
Common stocks	171	70.3	60.6	9.7
Closed-end fund	1	21.0	20.0	1.0
Total equity securities	184	$137.6	$124.8	$12.8

Total	2,058	$7,631.7	$7,032.4	$599.3

(1)	At September 30, 2016, the fair value amount included $15.6 million which were non-investment grade.
(2)	The All Other Corporates category contains 19 additional industry classifications. Consumer products, food and beverage, natural gas, retail, gaming and metal and mining represented $444.5 million of fair value at September 30, 2016, with the remaining 13 classifications each representing less than $46 million.
(3)	At September 30, 2016, 100.0% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(4)	Holdings are geographically diversified, approximately 40% are tax-exempt and 80% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2016.
(5)	Based on fair value, 96% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2016.

At September 30, 2016, the Company’s diversified fixed maturity securities portfolio consisted of 2,375 investment positions, issued by 1,874 entities, and totaled approximately $7.5 billion in fair value. This portfolio was 96.1% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At September 30, 2016, 95.0% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

	Percent of Portfolio
	Fair Value		September 30, 2016
	December 31,	September 30,	Fair	Amortized
	2015	2016	Value	Cost or Cost
Fixed maturity securities
AAA	7.0%	7.8%	$584.5	$556.9
AA (2)	36.1	35.2	2,639.1	2,393.2
A	23.9	23.7	1,776.4	1,619.3
BBB	29.5	29.4	2,200.9	2,049.9
BB	2.1	2.0	152.9	149.6
B	0.9	1.0	75.2	77.7
CCC or lower	0.1	0.2	12.4	14.5
Not rated (3)	0.4	0.7	52.7	46.5
Total fixed maturity securities	100.0%	100.0%	$7,494.1	$6,907.6
Equity securities
AAA	-	-	-	-
AA	-	-	-	-
A	-	-	-	-
BBB	35.2%	33.7%	$46.4	$44.3
BB	-	-	*	*
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated	64.8	66.3	91.2	80.5
Total equity securities	100.0%	100.0%	$137.6	$124.8

Total			$7,631.7	$7,032.4

*	Less than $0.1 million.
(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At September 30, 2016, the AA rated fair value amount included $488.1 million of U.S. Government and federally sponsored agency securities and $520.9 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)	This category primarily represents private placement and municipal securities not rated by either S&P or Moody’s.

At September 30, 2016, the fixed maturity securities and equity securities portfolios had a combined $23.2 million pretax of gross unrealized losses on $787.6 million fair value related to 308 positions. Of the investment positions (fixed maturity securities and equity securities) with gross unrealized losses, 13 were trading below 80% of book value at September 30, 2016 and were not considered other-than-temporarily impaired. These positions had fair value of $23.2 million, representing 0.3% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $8.0 million.

The Company views the unrealized losses of all of the securities at September 30, 2016 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Three Months Ended		Change From		Nine Months Ended		Change From
	September 30,		Prior Year		September 30,		Prior Year
	2016	2015	Percent	Amount	2016	2015	Percent	Amount

Property and casualty	$116.0	$102.7	13.0%	$13.3	$347.0	$311.4	11.4%	$35.6
Annuity	1.4	1.0	40.0%	0.4	3.1	1.9	63.2%	1.2
Life	18.3	17.4	5.2%	0.9	53.5	54.8	-2.4%	(1.3)
Total	$135.7	$121.1	12.1%	$14.6	$403.6	$368.1	9.6%	$35.5

Property and casualty catastrophe
losses, included above (1)	$8.4	$5.0	68.0%	$3.4	$48.4	$36.8	31.5%	$11.6

__________________

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Incurred claims and claim expenses:
Claims occurring
in the current year	$116.7	$105.5	$351.3	$321.4
Decrease in estimated reserves
for claims occurring in
prior years (2)	(0.7)	(2.8)	(4.3)	(10.0)
Total claims and claim
expenses incurred	$116.0	$102.7	$347.0	$311.4

Property and casualty loss ratio:
Total	74.5%	68.8%	75.2%	70.2%
Effect of catastrophe costs,
included above (1)	5.3%	3.4%	10.5%	8.3%
Effect of prior years’ reserve
development, included
above (2)	-0.4%	-1.9%	-0.9%	-2.3%

__________________

(1)	Property and casualty catastrophe losses were incurred as follows:

	2016	2015
Three months ended
March 31	$12.7	$10.5
June 30	27.3	21.3
September 30	8.4	5.0
Total year-to-date	$48.4	$36.8

(2)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2016	2015
Three months ended
March 31	$(2.0)	$(4.0)
June 30	(1.6)	(3.2)
September 30	(0.7)	(2.8)
Total year-to-date	$(4.3)	$(10.0)

For the three months ended September 30, 2016, the Company’s benefits, claims and settlement expenses increased $14.6 million, or 12.1%, compared to the prior year due to the increase in the property and casualty segment. Catastrophe losses increased $3.4 million compared to the prior year, including automobile flood-related losses in Louisiana and other severe weather in the current period. Non-catastrophe weather also contributed to increases in property and casualty current accident year loss frequencies -- for both automobile and homeowners. Included in the third quarter 2016 property and casualty segment amount was approximately $1 million of unfavorable development of first and second quarter 2016 automobile weather-related losses. For the life segment, life mortality costs were $0.4 million lower than the third quarter of 2015. Variability in the Company’s life mortality experience is not unexpected considering the moderate size of Horace Mann’s life insurance in force.

For the nine months ended September 30, 2016, the Company’s benefits, claims and settlement expenses increased $35.5 million, or 9.6%, compared to the prior year primarily reflecting increases in property and casualty current accident year loss severity and frequency -- specifically, in automobile -- and catastrophe costs, partially offset by a reduction in homeowners current accident year non-catastrophe losses and a $2.6 million decrease in life mortality costs.

For the first nine months of 2016, the favorable development of prior years’ property and casualty reserves of $4.3 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate and was primarily the result of favorable severity trends in homeowners loss emergence for accident years 2014 and prior.

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

For the nine months ended September 30, 2016, the automobile loss ratio of 79.3% increased by 6.4 percentage points compared to the prior year, including (1) the impacts of higher current accident year non-catastrophe losses for 2016 primarily driven by loss severity and accompanied by an increase in loss frequencies and (2) development of prior years’ reserves that had a 1.4 percentage point less favorable impact in the current year, partially offset by the favorable impact of rate actions taken in recent years. The homeowners loss ratio of 66.7% for the nine months ended September 30, 2016 increased 1.2 percentage points compared to a year earlier, including favorable current accident year non-catastrophe experience with favorable development of prior years’ reserves having a similar impact in both periods. Catastrophe costs represented 25.9 percentage points of the homeowners loss ratio for the current nine months compared to 22.7 percentage points for the prior year period.

Interest Credited to Policyholders

	Three Months Ended		Change From		Nine Months Ended		Change From
	September 30,		Prior Year		September 30,		Prior Year
	2016	2015	Percent	Amount	2016	2015	Percent	Amount

Annuity	$37.4	$35.1	6.6%	$2.3	$109.4	$103.0	6.2%	$6.4
Life	11.2	11.1	0.9%	0.1	33.5	33.1	1.2%	0.4
Total	$48.6	$46.2	5.2%	$2.4	$142.9	$136.1	5.0%	$6.8

For the three and nine months ended September 30, 2016, interest credited increased approximately 5% compared to the same periods in 2015. Compared to the first nine months of 2015, the current year increase in annuity segment interest credited reflected a 7.8% increase in average accumulated fixed deposits, partially offset by a 2 basis point decline in the average annual interest rate credited to 3.54%. Life insurance interest credited increased slightly as a result of the growth in reserves for life insurance products with account values.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spreads for the nine months ended September 30, 2016 and 2015, were 195 basis points and 185 basis points, respectively. The interest spread increased due to an increase in gains on investment prepayments as well as favorable returns within the Company’s alternative investment portfolio and a continuation of disciplined crediting rate management, partially offset by pressures of the low interest rate environment.

As of September 30, 2016, fixed annuity account values totaled $4.4 billion, including $4.2 billion of deferred annuities. As shown in the table below, for approximately 87%, or $3.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed maturity securities.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $490 million of the annuity segment and life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk. As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce annuity segment net investment income by approximately $1.9 million in year one and $5.6 million in year two, further reducing the net interest spread by approximately 5 basis points and 11 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of annuity deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on capitalized annuity policy acquisition costs as of September 30, 2016 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.25 million and $0.35 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	September 30, 2016
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	23.2%	$978.2	47.6%	12.8%	$466.1
Equal to 2% but less than 3%	7.3	307.3	82.9%	7.0	254.6
Equal to 3% but less than 4%	14.3	601.4	99.6%	16.4	599.2
Equal to 4% but less than 5%	53.9	2,269.4	100.0%	62.2	2,269.4
5% or higher	1.3	56.8	100.0%	1.6	56.8
Total	100.0%	$4,213.1	86.5%	100.0%	$3,646.1

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $24.5 million for the three months ended September 30, 2016 compared to $25.7 million for the same period in 2015. At September 30, 2016, annuity segment unlocking resulted in a $0.1 million decrease in amortization compared to a $1.9 million increase in amortization in the prior year. For the life segment, unlocking resulted in an immaterial change in amortization at both September 30, 2016 and 2015.

Amortized policy acquisition expenses were $73.1 million for the first nine months of 2016 compared to $73.4 million for the same period in 2015. The change included a decrease of $1.1 million attributable to the annuity segment including the impact of the unlocking of deferred policy acquisition costs (“unlocking”). In addition, increases in the annuity and property and casualty segments in the first nine months of 2016 reflected the growth in premiums and related commissions for each segment. At September 30, 2016, annuity segment unlocking resulted in a $0.6 million increase in amortization compared to a $1.9 million increase in amortization in the prior year, for both periods the impact was largely due to financial market performance. For the life segment, unlocking resulted in an immaterial change in amortization at both September 30, 2016 and 2015.

Operating Expenses

For the three months ended September 30, 2016, operating expenses of $44.5 million increased $4.8 million, or 12.1%, compared to the third quarter of 2015.

For the first nine months of 2016, operating expenses of $130.6 million increased $15.0 million, or 13.0%, compared to the same period in the prior year. In 2015, year to date expenses reflected a reduction in incentive compensation expense (recorded in the first quarter) with the majority of the cost reduction benefiting the property and casualty segment. The current period expense level was consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

The property and casualty expense ratio of 27.2% for the nine months ended September 30, 2016 increased 0.9 percentage points compared to the prior year expense ratio of 26.3%, consistent with management’s expectations for the current period. The 2015 incentive compensation expense reduction reduced the expense ratio for the nine months by 0.5 percentage points.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 26.6% and 28.7% for the nine months ended September 30, 2016 and 2015, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates 7.4 percentage points for both the nine months ended September 30, 2016 and 2015. In 2016, income tax expense was reduced by approximately $1.5 million related to the filing of the prior calendar year tax return; this item primarily benefited the annuity segment.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At September 30, 2016, the Company’s federal income tax returns for years prior to 2013 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended September 30, 2016, the Company’s net income of $26.9 million represented an increase of $5.0 million compared to the prior year. For the nine months ended September 30, 2016, the Company’s net income of $63.9 million represented a decrease of $8.5 million as investment income growth, improvements in current accident year non-catastrophe results for homeowners and a reduced level of life mortality losses were more than offset by a higher level of catastrophe losses, pressure on automobile current accident year loss experience, and a $1.7 million reduction in net realized investment gains compared to the prior year. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

	Three Months Ended		Change From		Nine Months Ended		Change From
	September 30,		Prior Year		September 30,		Prior Year
	2016	2015	Percent	Amount	2016	2015	Percent	Amount
Analysis of net income (loss)
by segment:
Property and casualty	$6.7	$11.2	-40.2%	$(4.5)	$16.0	$32.1	-50.2%	$(16.1)
Annuity	15.7	8.7	80.5%	7.0	39.3	33.0	19.1%	6.3
Life	4.6	3.6	27.8%	1.0	13.1	10.6	23.6%	2.5
Corporate and other (1)	(0.1)	(1.6)	-93.8%	1.5	(4.5)	(3.3)	36.4%	(1.2)
Net income	$26.9	$21.9	22.8%	$5.0	$63.9	$72.4	-11.7%	$(8.5)

Effect of catastrophe costs,
after tax, included above	$(5.5)	$(3.3)	66.7%	$(2.2)	$(31.5)	$(23.9)	31.8%	$(7.6)
Effect of realized investment gains
(losses), after tax, included above	$2.7	$0.7	N.M.	$2.0	$3.8	$5.5	-30.9%	$(1.7)

Diluted:
Net income per share	$0.65	$0.52	25.0%	$0.13	$1.55	$1.71	-9.4%	$(0.16)
Weighted average number of
shares and equivalent shares
(in millions)	41.3	42.3	-2.4%	(1.0)	41.4	42.4	-2.4%	(1.0)

Property and casualty
combined ratio:
Total	101.5%	95.4%	N.M.	6.1%	102.4%	96.5%	N.M.	5.9%
Effect of catastrophe costs,
included above	5.3%	3.4%	N.M.	1.9%	10.5%	8.3%	N.M.	2.2%
Effect of prior years’
reserve development,
included above	-0.4%	-1.9%	N.M.	1.5%	-0.9%	-2.3%	N.M.	1.4%

N.M. - Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, corporate debt retirement costs (when applicable), certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the corporate and other segment reflects corporate-level transactions. Of those transactions, net realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the nine months ended September 30, 2016, net realized investment gains after tax were $3.8 million, compared to net realized investment gains of $5.5 million a year earlier. In addition, the current period reflected a $0.7 million pretax reduction in debt interest expense as a result of the refinancing transactions completed in 2015.

Return on average shareholders’ equity based on net income was 6.3% and 7.7% for the trailing 12 months ended September 30, 2016 and 2015, respectively.

Outlook for 2016

At the time of this Quarterly Report on Form 10-Q, management estimates that 2016 full year net income before realized investment gains and losses* will be within a range of $1.80 to $1.90 per diluted share. This projection incorporates the Company’s results for the first nine months of 2016, which benefited from strong investment results, including an increase in investment prepayment activity and favorable returns on alternative investments. Tempering this benefit, the Company’s nine month earnings were impacted by a higher than anticipated level of weather-related catastrophe and non-catastrophe losses for the property and casualty segment. The anticipated income range also includes the Company’s current estimate -- $9 million to $11 million -- of catastrophe losses related to Hurricane Matthew which occurred in October 2016. For full year 2016, the Company now anticipates its underlying property and casualty combined ratio* to be 1.5 to 2.5 percentage points higher than the result for full year 2015, as continued pressure from current accident year automobile loss frequency and severity and a modest increase in segment specific infrastructure expenses offset improvements in the property line. Net income for the annuity segment is anticipated to exceed full year 2015, reflecting favorable investment income partially offset by additional expenses -- compared to 2015 and as described below -- related to the Company’s continued modernization of technology and infrastructure, as well as costs incurred to address regulatory changes. The net interest spread is anticipated to be in the mid-190s for full year 2016. Though life mortality experience was more favorable than anticipated for the first nine months of 2016, mortality costs continue to be consistent with the Company’s actuarial models and life segment net income is expected to be comparable to 2015. In addition to the segment-specific factors, the Company’s initiatives for customer service and infrastructure improvements, as well as enhanced training and education for the Company’s agency force, all intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios, will continue and result in a moderate increase in expense levels compared to 2015.

As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s estimate above. Additionally, see “Forward-looking Information” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses* is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2016 and 2015, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations -- Net Realized Investment Gains and Losses (Pretax)” and in the “Notes to Consolidated Financial Statements -- Note 2 -- Investments”.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2016, net cash provided by operating activities increased slightly compared to the same period in 2015, as an increase in investment income collected, as well as the increase in premiums collected in the current period were nearly offset by the increase in claims and policyholder benefits paid in the current period.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2016 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $90 million, of which $54.6 million was paid during the nine months ended September 30, 2016. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements -- Note 10 -- Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company’s annuity business produced net positive cash flows in the first nine months of 2016. For the nine months ended September 30, 2016, receipts from annuity contracts decreased $30.3 million, or 7.2%, compared to the same period in the prior year, as described in “Results of Operations -- Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net of transfers from variable annuity accumulated cash values decreased $17.6 million, or 6.8%, compared to the prior year.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (the “NAIC”). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in “Notes to Consolidated Financial Statements -- Note 10 -- Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The total capital of the Company was $1,691.2 million at September 30, 2016, including $247.1 million of long-term debt. Total debt represented 18.3% of total capital excluding unrealized investment gains and losses (14.6% including unrealized investment gains and losses) at September 30, 2016, which was below the Company’s long-term target of 25%. Note that this information regarding long-term debt reflects the Company’s January 1, 2016 adoption of new accounting guidance regarding the presentation of debt issuance costs as discussed in “Notes to Consolidated Financial Statements -- Note 1 -- Basis of Presentation -- Adopted Accounting Standards”.

Shareholders’ equity was $1,444.1 million at September 30, 2016, including a net unrealized gain in the Company’s investment portfolio of $337.3 million after taxes and the related impact of deferred policy acquisition costs associated with investment contracts and life insurance products with account values. The market value of the Company’s common stock and the market value per share were $1,472.7 million and $36.65, respectively, at September 30, 2016. Book value per share was $35.94 at September 30, 2016 ($27.54 excluding investment fair value adjustments*).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at September 30, 2016 is included in “Results of Operations -- Net Realized Investment Gains and Losses (Pretax)”.

Total shareholder dividends were $33.2 million for the nine months ended September 30, 2016. In March, May and September 2016, the Board of Directors announced regular quarterly dividends of $0.265 per share.

During the first nine months of 2016, the Company repurchased 701,410 shares of its common stock, or 1.7% of the outstanding shares on December 31, 2015, at an aggregate cost of $21.5 million, or an average price per share of $30.65 under its share repurchase program, which is further described in “Notes to Consolidated Financial Statements -- Note 9 -- Shareholders’ Equity and Common Stock Equivalents” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The repurchase of shares was funded through use of cash. As of September 30, 2016, $29.5 million remained authorized for future share repurchases under the 2015 repurchase program. Utilization of the remaining authorization under the 2011 program was completed in January 2016.

As of September 30, 2016, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (“Senior Notes due 2025”), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the “Notes to Consolidated Financial Statements -- Note 7 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of September 30, 2016, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2016.

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

With the exception of the ratings by A.M. Best, assigned ratings as of October 31, 2016 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In March 2016, A.M. Best upgraded the insurance financial strength rating of the Company’s property and casualty subsidiaries to “A (Excellent)” from “A- (Excellent)”. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of October 31, 2016
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

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations -- Net Realized Investment Gains and Losses (Pretax)”.

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

Recent Accounting Changes

Statement of Cash Flows -- Classification

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to reduce diversity in practice in the statement of cash flows between operating, investing and financing activities related to the classification of cash receipts and cash payments for eight specific issues. The FASB acknowledged that current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues: (1) debt prepayment or extinguishment costs; (2) settlement of zero-coupon bonds (pertains to issuers); (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims (pertains to claimants); (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions (pertains to transferors) and (8) separately identifiable cash flows and application of the predominance principle. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years, using a retrospective approach. The guidance allows prospective adoption for individual issues if it is impracticable to apply the amendments retrospectively for those issues. Early application is permitted. Management believes the adoption of this accounting guidance will not have a material effect on the classifications in the Company’s consolidated statement of cash flows. The adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments, including reinsurance receivables, held by companies. The new guidance replaces the incurred loss impairment methodology and requires an organization to measure and recognize all current expected credit losses (“CECL”) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will need to utilize forward-looking information to better inform their credit loss estimates. Companies will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Credit losses related to available for sale debt securities -- which represent over 90% of Horace Mann’s total investment portfolio -- will be recorded through an allowance for credit losses with this allowance having a limit equal to the amount by which fair value is below amortized cost. The guidance also requires enhanced qualitative and quantitative disclosures to provide additional information about the amounts recorded in the financial statements. For public business entities that are SEC filers, the guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, using a modified-retrospective approach. Early application is permitted for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

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

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2016 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Further, in January 2011, under the authority of the Dodd-Frank Act, the SEC submitted a report to Congress recommending that the SEC adopt a fiduciary standard of conduct for broker-dealers. According to the SEC, notice of proposed rulemaking is anticipated in 2017. This regulatory activity by the SEC also has the potential to adversely impact our business, financial condition and results of operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On December 7, 2011 the Company’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the “2011 Plan”). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended September 30, 2016, the Company did not repurchase shares of HMEC common stock. As of September 30, 2016, $29.5 million remained authorized for future share repurchases.

Item 5:	Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2016 which has not been filed with the SEC.

Item 6:	Exhibits

The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description

(3)	Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit No.	Description

10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit No.	Description

10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan incorporated by reference to Exhibit 10.3(e) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.3(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 5, 2016.

Exhibit No.	Description

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries incorporated by reference to Exhibit 10.8 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.9(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 5, 2016.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants incorporated by reference to Exhibit 10.10(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants incorporated by reference to Exhibit 10.11(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

Exhibit No.	Description

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 8, 2016	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 8, 2016	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	November 8, 2016	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2016

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.	Description

(3)	Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.
1

Exhibit No.	Description

10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.
2

Exhibit No.	Description

10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan incorporated by reference to Exhibit 10.3(e) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.3(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 5, 2016.
3

Exhibit No.	Description

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries incorporated by reference to Exhibit 10.8 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.9(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 5, 2016.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants incorporated by reference to Exhibit 10.10(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants incorporated by reference to Exhibit 10.11(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

4

Exhibit No.	Description

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

5