Form 10-K
period 2016-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2017-03-01
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer   X   Accelerated filer       Non-accelerated filer       Smaller reporting company

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act. Yes       No   X

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2016, was $1,356.3 million.

As of February 15, 2017, 40,339,323 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 24,672,932 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1.	Business

Measures within this Annual Report on Form 10-K that are not based on accounting principles generally accepted in the United States (“non-GAAP”) are marked by an asterisk (“*”). An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K.

Forward-looking Information

It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in “Item 1A. Risk Factors” and in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking Information”.

Overview and Available Information

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty (primarily personal lines automobile and homeowners) insurance, retirement products (primarily tax-qualified annuities) and life insurance in the United States of America (“U.S.”). HMEC's principal insurance subsidiaries are Horace Mann Life Insurance Company (“HMLIC”), Horace Mann Insurance Company (“HMIC”), Horace Mann Property & Casualty Insurance Company (“HMPCIC”) and Teachers Insurance Company (“TIC”), each of which is an Illinois corporation, and Horace Mann Lloyds (“HM Lloyds”), an insurance company domiciled in Texas.

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

Horace Mann markets and services its products primarily through a dedicated sales force of full-time agents supported by the Company’s Customer Contact Center. These agents sell Horace Mann's products and limited additional third-party vendor products. Some of these agents are former educators or individuals with close ties to the educational community who utilize their contacts within, and knowledge of, the target market. This dedicated agent sales force is supplemented by an independent agent distribution channel for the Company’s retirement products.

The Company's insurance premiums written and contract deposits for the year ended December 31, 2016 were $1.3 billion and net income was $83.8 million. The Company's total assets were $10.6 billion at December 31, 2016. The Company's investment portfolio had an aggregate fair value of $8.0 billion at December 31, 2016 and consisted principally of investment grade, publicly traded fixed maturity securities.

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: Property and Casualty insurance, Retirement products, and Life insurance. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. The Property and Casualty, Retirement, and Life segments accounted for 50%, 41% and 9%, respectively, of the Company's insurance premiums written and contract deposits for the year ended December 31, 2016.

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

On June 22, 2016, the Chief Executive Officer (“CEO”) of HMEC timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2015, the CEO and Chief Financial Officer (“CFO”) certifications required under Section 302 of the Sarbanes-Oxley Act.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company for each of the years in the five year period ended December 31, 2016 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2016		2015		2014		2013		2012
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums and contract charges earned	$759.1		$731.9		$715.8		$690.9		$670.5
Net investment income	361.2		332.6		329.8		313.6		306.0
Net realized investment gains	4.1		12.7		10.9		22.2		27.3
Total revenues	1,128.9		1,080.4		1,060.7		1,031.2		1,010.8
Interest expense	11.8		13.1		14.2		14.2		14.2
Income before income taxes	114.2		129.5		146.1		154.1		149.2
Net income	83.8		93.5		104.2		110.9		103.9
Ratio of earnings to fixed charges (1)	1.6	x	1.7	x	1.8	x	1.8	x	1.8	x

Per Share Data (2):
Net income per share
Basic	$2.04		$2.23		$2.50		$2.75		$2.63
Diluted	$2.02		$2.20		$2.47		$2.66		$2.51
Shares of Common Stock (in millions)
Weighted average - basic	41.2		41.9		41.6		40.4		39.5
Weighted average - diluted	41.5		42.4		42.2		41.6		41.4
Ending outstanding	40.2		40.6		40.9		40.5		39.4
Cash dividends per share	$1.06		$1.00		$0.92		$0.78		$0.55
Book value per share	$32.15		$31.18		$32.65		$27.14		$31.65

Balance Sheet Data, at Year End:
Total investments	$7,999.3		$7,648.0		$7,403.5		$6,539.5		$6,292.1
Total assets	10,576.8		10,057.0		9,768.4		8,826.3		8,167.2
Total policy liabilities	6,024.1		5,683.4		5,351.5		5,029.2		4,736.7
Short-term debt	-		-		38.0		38.0		38.0
Long-term debt	247.2		247.0		199.8		199.5		199.3
Total shareholders’ equity	1,294.0		1,264.7		1,336.5		1,099.3		1,245.8

Segment Information (3):
Insurance premiums written and contract deposits
Property and Casualty	$634.3		$605.8		$584.4		$570.4		$550.8
Retirement	520.2		548.0		480.6		423.0		417.6
Life	108.0		102.7		102.7		100.8		99.3
Total	1,262.5		1,256.5		1,167.7		1,094.2		1,067.7
Net income (loss)
Property and Casualty	25.6		40.0		46.9		44.4		37.1
Retirement	50.7		43.4		45.3		44.7		40.5
Life	16.6		15.0		17.5		20.4		21.9
Corporate and Other (4)	(9.1)		(4.9)		(5.5)		1.4		4.4
Total	83.8		93.5		104.2		110.9		103.9

(1)	For the purpose of determining the ratio of earnings to fixed charges, “earnings” consist of income before income taxes and fixed charges, and “fixed charges” consist of interest expense (including amortization of debt issuance cost) and interest credited to policyholders on investment contracts and life insurance products with account values.
(2)	Basic earnings per share is computed based on the weighted average number of shares outstanding plus the weighted average number of fully vested restricted stock units and common stock units payable as shares of HMEC common stock. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding, to the extent dilutive. The Company's common stock equivalents relate to outstanding common stock options, common stock units (related to deferred compensation for Directors and employees) and restricted stock units.
(3)	Information regarding assets by segment at December 31, 2016, 2015 and 2014 is contained in “Notes to Consolidated Financial Statements — Note 14 — Segment Information” listed on page F-1 of this report.
(4)	The Corporate and Other segment primarily includes interest expense on debt, the impact of net realized investment gains and losses, corporate debt retirement costs, and certain public company expenses.

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

Distribution Strategy

In addition to the Company’s traditional exclusive agency force, Horace Mann continues to build complementary distribution channels (i.e., on-line quoting, direct sales channel, and institutional business to business). These various channels allow customers to access Horace Mann how they choose. The Company believes that its customers will need expert advice at the point of sale at some point in their lifetime, and they will choose the advice of a trusted advisor.

Dedicated Agency Force

A cornerstone of Horace Mann’s marketing strategy is its dedicated sales force of agents, supported by the Company’s Customer Contact Center. As of December 31, 2016, the Company had a combined total of 666 Exclusive Agencies and Employee Agents. Approximately 72% of the appointed agents are licensed by the Financial Industry Regulatory Authority, Inc. (“FINRA”) to sell variable annuities and variable universal life policies. Some individuals in the agency force were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s dedicated agents are under contract to market only the Company's products and limited additional third-party vendor products. Collectively, the Company's principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

The Company’s dedicated agency force operates in its Agency Business Model (“ABM”), consisting of Exclusive Agencies as well as a limited number of Employee Agents. The Company’s Exclusive Agent (“EA”) agreement is designed to place agents in the position to become business owners in their marketing territories and invest their own capital to grow their agencies. Exclusive Agents are non-employee, independent contractors. The Company provides ongoing training and support to agents regarding the Company’s products, as well as to further embed repeatable processes and fully maximize the potential of ABM.

Broadening Distribution Options

To complement and extend the reach of the Company’s agency force and to more fully utilize its approved payroll slots in school systems across the country, the Company utilizes a network of independent agents to distribute the Company's 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have dedicated agents, the independent agents complement the annuity capabilities of the Company's agency force in under-penetrated areas. At December 31, 2016, there were 272 independent agents approved to market the Company’s annuity products throughout the U.S. During 2016, collected contract deposits from this distribution channel were approximately $46 million. Combined with business from the Company’s dedicated agency force, total annuity collected contract deposits were $520.2 million for the year ended December 31, 2016.

Geographic Composition of Business

The Company's business is geographically diversified. For the year ended December 31, 2016, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 8.1%; Texas, 6.7%; North Carolina, 6.4%; Florida, 6.3%; and Minnesota, 5.7%.

HMEC's Property and Casualty subsidiaries are licensed to write business in 48 states and the District of Columbia. The following table shows the Company's top ten Property and Casualty states based on total direct premiums.

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty
	Segment
	2016 Direct	Percent
	Premiums (1)	of Total
State
California	$67.9	10.8%
Texas	46.5	7.4
North Carolina	44.5	7.1
Minnesota	39.3	6.2
Florida	37.1	5.9
South Carolina	32.5	5.2
Louisiana	30.1	4.8
Georgia	25.5	4.0
Pennsylvania	21.6	3.4
Maine	16.8	2.7
Total of top ten states	361.8	57.5
All other areas	267.7	42.5
Total direct premiums	$629.5	100.0%

(1)	Defined as earned premiums before reinsurance as determined under statutory accounting principles.

HMEC's principal Life insurance subsidiary is licensed to write business in 48 states and the District of Columbia. The following table shows the Company's top ten combined Life and Retirement states based on total direct premiums and contract deposits.

Combined Life and Retirement Segments Top Ten States

(Dollars in millions)

	2016 Direct
	Premiums and	Percent
	Contract Deposits (1)	of Total
State
Illinois	$47.8	7.6%
Florida	42.8	6.8
Pennsylvania	41.4	6.5
Texas	37.4	5.9
North Carolina	36.2	5.7
California	34.0	5.4
Minnesota	33.1	5.2
South Carolina	33.0	5.2
Virginia	28.2	4.4
Indiana	26.5	4.2
Total of top ten states	360.4	56.9
All other areas	272.7	43.1
Total direct premiums	$633.1	100.0%

(1)	Defined as collected premiums before reinsurance as determined under statutory accounting principles.

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

Property and Casualty Segment

The Property and Casualty segment represented 50% of the Company's consolidated insurance premiums written and contract deposits in 2016.

The primary Property and Casualty product offered by the Company is private passenger automobile insurance, which in 2016 represented 34% of the Company’s total insurance premiums written and contract deposits and 67% of Property and Casualty net written premiums. As of December 31, 2016, the Company had approximately 485,000 automobile policies in force. The Company's automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2016, homeowners insurance represented 16% of the Company’s total insurance premiums written and contract deposits and 32% of Property and Casualty net written premiums. As of December 31, 2016, the Company had approximately 220,000 homeowners policies in force. The Company insures primarily residential homes.

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

Selected Historical Financial Information for the Property and Casualty Segment

The following table provides certain financial information for the Property and Casualty segment for the periods indicated.

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2016	2015	2014
Financial Data:
Insurance premiums written	$634.3	$605.8	$584.4
Insurance premiums earned	620.5	596.0	581.8
Net investment income	39.0	33.5	36.8
Income before income taxes	30.3	51.3	60.8
Net income	25.6	40.0	46.9
Catastrophe costs, pretax (1)	60.0	44.4	37.5

Operating Statistics:
Loss and loss adjustment expense ratio	74.8%	70.5%	68.7%
Expense ratio	26.7%	26.5%	27.4%
Combined loss and expense ratio	101.5%	97.0%	96.1%
Effect of catastrophe costs on the combined ratio (1)	9.7%	7.4%	6.5%

Automobile and Homeowners:
Insurance premiums written
Automobile	$425.9	$402.2	$383.8
Homeowners	208.2	203.4	200.4
Insurance premiums earned
Automobile	414.3	393.6	381.4
Homeowners	206.0	202.2	200.2
Policies in force (in thousands)
Automobile	485	487	481
Homeowners	220	224	229
Total	705	711	710

(1)	These measures are used by the Company's management to evaluate performance against historical results and establish targets on a consolidated basis. These measures are components of net income but are considered non-GAAP financial measures under applicable SEC rules because they are not displayed as separate line items in the Consolidated Statements of Operations and there is inclusion or exclusion of certain items not ordinarily included or excluded in a GAAP financial measure. In the opinion of the Company's management, a discussion of these measures is meaningful to provide investors with an understanding of the significant factors that comprise the Company's periodic results of operations.
•	Catastrophe costs - The sum of catastrophe losses and Property and Casualty catastrophe reinsurance reinstatement premiums.
•	Catastrophe losses - In categorizing Property and Casualty claims as being from a catastrophe, the Company utilizes the designations of the Property Claim Services, a subsidiary of Insurance Services Office, Inc. (“ISO”), and additionally beginning in 2007, includes losses from all such events that meet the definition of covered loss in the Company’s primary catastrophe excess of loss reinsurance contract, and reports loss and loss adjustment expense amounts net of reinsurance recoverables. A catastrophe is a severe loss resulting from natural and man-made events within a particular territory, including risks such as hurricane, fire, earthquake, windstorm, explosion, terrorism and other similar events, that causes $25 million or more in insured Property and Casualty losses for the industry and affects a significant number of Property and Casualty insurers and policyholders. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount of loss in advance. Their effects are not included in earnings or claim and claim adjustment expense reserves prior to occurrence. In the opinion of the Company's management, a discussion of the impact of catastrophes is meaningful for investors to understand the variability in periodic earnings.

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company for the last ten years are shown in the following table.

Catastrophe Costs

(Dollars in millions)

The
Company (1)
Year Ended December 31,
2016	$60.0
2015	44.4
2014	37.5
2013	40.2
2012	43.3
2011	86.0
2010	49.2
2009	33.1
2008	73.9
2007	23.6

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums; excludes unallocated loss adjustment expenses. The Company's individually significant catastrophe losses net of reinsurance were as follows:
2016 -	Wind/hail event in March was $3.9 million; wind/hail event in April was $9.2 million; wind/hail/tornado event in May was $3.4 million; Hurricane Matthew was $10.0 million; other weather events throughout the year were each less than $3.0 million.
2015 -	Winter storm in February was $8.9 million; wind/flooding event in October was $3.0 million; other weather events throughout the year were each less than $3.0 million.
2014 -	Wind/hail event in May was $8.5 million; other weather events throughout the year were each less than $3.0 million.
2013 -	Wind/hail/tornado events in May, June and August were $10.1 million, $4.0 million and $7.9 million, respectively; winter storm events in February and April were $3.7 million and $3.4 million, respectively.
2012 -	Wind/hail/tornado events in March, April, May and June were $6.6 million, $6.6 million, $5.8 million and $11.9 million, respectively; June tropical storm and wildfire events, $1.4 million combined; $4.0 million, Hurricane Isaac; $2.8 million, Hurricane/Superstorm Sandy.
2011 -	Wind/hail/tornado events in April, May and June were $28.0 million, $17.6 million and $8.5 million, respectively; $8.0 million, Hurricane Irene.
2010 -	Wind/hail/tornado events in March, May, June, July and October were $4.8 million, $8.3 million, $12.1 million, $5.5 million and $7.7 million, respectively.
2009 -	$9.3 million, July wind/hail/tornadoes; $6.3 million, June wind/hail/tornadoes.
2008 -	$16.5 million, Hurricane Gustav; $15.5 million, Hurricane Ike; $9.8 million, May wind/hail/tornadoes; $7.0 million, June wind/hail/tornadoes; $3.0 million, December winter storm.
2007-	$4.7 million, August wind/hail/tornadoes; $4.5 million, October California wildfires; $3.5 million, June wind/hail/tornadoes.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s claims and claim adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses.

Impact of Catastrophe Losses

(Dollars in millions)

	Year Ended December 31,
	2016	2015	2014

Claims and claim expenses incurred (1)	$464.1	$420.3	$399.5
Deduct: amount attributable to catastrophes (2)	60.0	44.4	37.5
Excluding catastrophes (1)	$404.1	$375.9	$362.0

Claims and claim expense payments	$468.8	$436.4	$393.8
Deduct: amount attributable to catastrophes (2)	62.0	44.6	38.2
Excluding catastrophes	$406.8	$391.8	$355.6

(1)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.
(2)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses; excludes unallocated loss adjustment expenses.

Property and Casualty Reserves

Property and Casualty unpaid claims and claim expenses (“loss reserves”) represent management’s estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The Company calculates and records a single best estimate of the reserve as of each balance sheet date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate Property and Casualty reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending Property and Casualty insurance claims and claim expense reserves and reserve development recorded in each of the three years ended December 31, 2016, see “Notes to Consolidated Financial Statements — Note 5 — Property and Casualty Unpaid Claims and Claim Expenses”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Liabilities for Property and Casualty Claims and Claim Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2016 — Benefits, Claims and Settlement Expenses”.

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

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Past due reinsurance recoverables as of December 31, 2016 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2016, the Company’s catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (“FHCF”). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25.0 million per occurrence up to $175.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million.

For 2017, the Company’s catastrophe excess of loss coverage consists of one contract in addition to a minimal amount of coverage by the FHCF. The catastrophe excess of loss contract provides 95% coverage for catastrophe losses above a retention of $25 million per occurrence up to $90 million per occurrence and 100% coverage for catastrophe losses above $90 million per occurrence up to $175 million per occurrence. This contract consists of three layers, each of which provide for one mandatory reinstatement. The layers are $25 million excess of $25 million, $40 million excess of $50 million and $85 million excess of $90 million.

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

For liability coverages, in 2016 the Company reinsured each loss above a retention of $0.9 million up to $5.0 million on a per occurrence basis and $20.0 million in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) Effective January 1, 2017, for liability coverages the retention is $1.0 million with coverage up to $5.0 million on a per occurrence basis and $20.0 million in a clash event.

For property coverages, in 2016 the Company reinsured each loss above a retention of $0.9 million up to $5.0 million on a per risk basis, including catastrophe losses. Also, the Company could submit to the reinsurers two per risk losses from the same occurrence for a total of $8.2 million of property recovery in any one event. Retention for property coverage in 2017 is $1.0 million, with coverage up to $5.0 million on a per risk basis, including catastrophe losses and the Company can submit to the reinsurers two per risk losses from the same occurrence for a total of $8.0 million of property recovery in any one event.

The following table identifies the Company's most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (“A.M. Best”) and Standard & Poor's Corporation (“S&P” or “Standard & Poor's”) as of January 1, 2017. No other single reinsurer's percentage participation in 2017 or 2016 exceeds 5%.

Property Catastrophe First Event Excess of Loss

Reinsurance Participants In Excess of 5%

A.M. Best	S&P			Participation
Rating	Rating	Reinsurer	Parent	2017	2016

A	A+	Lloyd’s of London Syndicates		33%	27%
A+	AA-	Swiss Re Underwriters Agency, Inc	Swiss Re Ltd	10%	10%
NR	AA-	R+V Versicherung AG	DZ BANK AG	8%	7%
A	AA-	SCOR Global P&C SE	SCOR SE	7%	7%
A++	A+	Tokio Millennium Re AG	Tokio Marine Holdings, Inc.	2%	5%

NR - Not rated.

For 2017 and 2016, property catastrophe reinsurers representing 92% and 93%, respectively, of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best with the remaining percentages provided by a reinsurer rated “AA-” by S&P but not formally followed by A.M. Best.

Retirement Segment

Effective December 31, 2016, the Company changed the name of its Annuity segment to Retirement. The name change better aligns our external reports with internally used terminology. This name change does not affect any previously reported results for the Retirement segment.

Educators in the Company's target market continue to benefit from the provisions of Section 403(b) of the Internal Revenue Code (the “Code”) which began in 1961. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to utilize pretax income to make periodic contributions to a qualified retirement plan. (Also see “Regulation — Regulation at Federal Level”.) The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the K-12 portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has 403(b) payroll deduction capabilities utilized by approximately one-third of the 13,500 public school districts in the U.S. Approximately 49% of the Company's new annuity contract deposits in 2016 were for 403(b) tax-qualified annuities; approximately 60% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2016, annuities represented 41% of the Company’s consolidated insurance premiums written and contract deposits.

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

As of December 31, 2016, the Company had 80 variable sub-account options including funds managed by some of the best-known names in the mutual fund industry, such as AllianceBernstein, American Funds, Ariel, BlackRock, Calvert, Davis, Dreyfus, Fidelity, Franklin Templeton, Goldman Sachs, JPMorgan, Lord Abbett, MFS, Neuberger Berman, Putnam, T. Rowe Price, Vanguard, Wells Fargo and Wilshire, offering the Company's customers multiple investment options to address their personal investment objectives and risk tolerance. These funds have been selected with the assistance of Wilshire Associates, the Company’s fund advisor, which provides oversight and input to fund manager additions and replacements. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2016 was $6.4 billion.

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

To assist agents in delivering the Horace Mann Value Proposition, the Company has entered into third-party vendor agreements with American Funds Distributors, Inc. and Fidelity Distributors Corporation to market their retail mutual funds and with Raymond James Financial, Inc. to market their mutual fund brokerage accounts. In addition to retail mutual fund accounts, the Company’s agents can offer a 529 college savings program and Coverdell Education Savings Accounts utilizing certain funds. The Company also markets 403(b)(7) tax-deferred mutual fund investment programs and a minimal amount of fixed indexed annuities through additional third-party vendor agreements. Third-party vendors underwrite these accounts or contracts and the Company receives commissions on the sales of these products.

Selected Historical Financial Information for the Retirement Segment

The following table provides certain information for the Retirement segment for the periods indicated.

Retirement Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2016	2015	2014
Financial Data:
Contract deposits
Variable	$163.6	$174.9	$140.6
Fixed	356.6	373.1	340.0
Total	520.2	548.0	480.6
Contract charges earned	24.9	25.4	25.6
Net investment income	249.4	228.4	222.1
Net interest margin (without net realized investment gains and losses)	102.1	89.7	89.6
Income before income taxes	71.0	63.3	66.7
Net income	$50.7	$43.4	$45.3

Operating Statistics:
Fixed
Accumulated value	$4,503.1	$4,197.0	$3,885.1
Accumulated value persistency	94.6%	94.8%	94.5%
Variable
Accumulated value	$1,923.9	$1,800.7	$1,813.6
Accumulated value persistency	94.7%	94.3%	94.0%
Number of contracts in force	219,105	211,071	202,572
Average accumulated value (in dollars)	$29,333	$28,415	$28,132
Average annual deposit by contractholders (in dollars)	$2,412	$2,381	$2,352
Annuity contracts terminated due to surrender, death, maturity or other
Number of contracts	7,482	7,089	7,246
Amount	$373.2	$343.5	$340.9
Fixed accumulated value grouped by applicable surrender charge
0%	$2,650.4	$2,318.9	$2,000.7
Greater than 0% but less than 5%	172.9	171.2	190.9
5% and greater but less than 10%	1,525.7	1,542.3	1,528.9
10% and greater	33.1	44.9	45.7
Supplementary contracts with life contingencies not subject to discretionary withdrawal	121.0	119.7	118.9
Total	$4,503.1	$4,197.0	$3,885.1

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

The Company's traditional term, whole life and group life business in force consists of approximately 144,000 policies, representing approximately $13.5 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $52.3 million as of December 31, 2016. In addition, the Company also had in force approximately 54,000 Experience Life policies, representing approximately $3.6 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $44.2 million.

In 2016, the Life segment represented 9% of the Company’s consolidated insurance premiums written and contract deposits.

During 2016, the average face amount of ordinary life insurance policies issued by the Company was approximately $182,000 and the average face amount of all ordinary life insurance policies in force at December 31, 2016 was approximately $100,000.

The maximum individual life insurance risk retained by the Company is $300,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are rated “A- (Excellent)” or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. In 2016, the Company reinsured 100% of the catastrophe risk in excess of $1 million up to $35 million per occurrence, with one reinstatement. For 2017, the Company’s catastrophe risk coverage is unchanged. The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

Selected Historical Financial Information for the Life Segment

The following table provides certain information for the Life segment for the periods indicated.

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2016	2015	2014
Financial Data:
Insurance premiums and contract deposits	$108.0	$102.7	$102.7
Insurance premiums and contract charges earned	113.7	110.5	108.4
Net investment income	73.6	71.6	71.8
Income before income taxes	26.3	22.9	26.9
Net income	16.6	15.0	17.5

Operating Statistics:
Life insurance in force
Ordinary life	$16,261	$15,589	$14,871
Group life	764	916	930
Total	$17,025	$16,505	$15,801
Number of policies in force
Ordinary life	163,056	162,670	161,759
Group life	34,881	39,119	39,108
Total	197,937	201,789	200,867
Average face amount in force (in dollars)
Ordinary life	$99,726	$95,832	$91,933
Group life	21,903	23,416	23,780
Total	86,012	81,793	78,664
Lapse ratio (ordinary life insurance in force)	4.3%	4.1%	4.0%
Ordinary life insurance terminated due to death, surrender, lapse or other
Face amount of insurance surrendered or lapsed	$674.7	$643.5	$565.2
Number of policies	4,951	5,014	4,093
Amount of death claims opened	$55.9	$58.6	$50.0
Number of death claims opened	1,512	1,645	1,507

Competition

The Company operates in a highly competitive environment. The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, widespread advertising campaigns, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches compared to the Company. In the Company’s target market, management believes that the principal competitive factors in the sale of the Property and Casualty segment’s insurance products are price, overall service, name recognition and worksite sales and service. Management believes that the principal competitive factors in the sale of the Retirement segment’s products and Life segment’s insurance are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.

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

The market for tax-deferred retirement products in the Company’s target market has been impacted by the revised Internal Revenue Service (“IRS”) Section 403(b) regulations, which made the 403(b) market more comparable to the 401(k) market than it was in the past. While this change has and may continue to reduce the number of competitors in this market, it has made the 403(b) market more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business.

Investments

The Company's investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed maturity securities, which are selected to match the anticipated duration of the Company’s liabilities. When impairment of the value of an investment is considered other-than-temporary, the decrease in value is recorded and a new cost basis is established. At December 31, 2016, fixed maturity securities represented 93.2% of the Company’s total investment portfolio, at fair value. Of the fixed maturity securities portfolio, 95.6% was investment grade and 95.5% was publicly traded. At December 31, 2016, the average quality and average option-adjusted duration of the total fixed maturity securities portfolio were A and 5.9 years, respectively. At December 31, 2016, investments in non-investment grade fixed income securities represented 3.8% of the total investment portfolio, at fair value. There are no significant investments in mortgage whole loans, real estate or non-U.S. dollar-denominated foreign securities.

The Company has separate investment strategies and guidelines for its Property and Casualty, Retirement and Life assets, which recognize different characteristics of the associated insurance liabilities, as well as different tax and regulatory environments. The Company manages interest rate exposure for its portfolios through asset/liability management techniques which attempt to coordinate the duration of the assets with the duration of the insurance policy liabilities. Duration of assets and liabilities will generally differ only because of opportunities to significantly increase yields or because policy values are not interest-sensitive, as is the case in the Property and Casualty segment.

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

Investment Portfolio

December 31, 2016

(Dollars in millions)

	Percentage
	of Total	Carrying Value
	Carrying		Life and	Property and	Amortized
	Value	Total	Retirement	Casualty	Cost or Cost
Publicly Traded Fixed Maturity Securities,
Equity Securities and Short-term Investments:
U.S. Government and agency obligations, all investment grade (1):
Mortgage-backed securities	5.5%	$442.4	$439.1	$3.3	$412.9
Other, including U.S. Treasury securities	5.8	467.1	459.4	7.7	458.7
Investment grade corporate and public utility bonds	29.7	2,375.3	2,232.6	142.7	2,249.9
Non-investment grade corporate and public utility bonds (2)	2.3	186.2	116.7	69.5	184.7
Investment grade municipal bonds	21.2	1,685.8	1,230.4	455.4	1,561.6
Non-investment grade municipal bonds (2)	0.5	37.1	17.9	19.2	40.6
Investment grade other mortgage-backed securities (3)	21.9	1,750.7	1,677.6	73.1	1,752.6
Non-investment grade other mortgage-backed securities (2)(3)	0.7	54.7	54.6	0.1	49.2
Foreign government bonds, all investment grade	1.2	98.7	97.4	1.3	93.9
Redeemable preferred stock, all investment grade	0.2	19.7	19.7	-	17.6
Equity securities:
Non-redeemable preferred stocks, all investment grade	0.6	50.0	46.1	3.9	52.3
Common stocks	0.9	72.2	1.1	71.1	61.7
Closed-end fund	0.2	19.4	19.4	-	20.0
Short-term investments (4)	0.6	44.9	9.9	35.0	44.9
Total publicly traded securities	91.3	7,304.2	6,421.9	882.3	7,000.6
Other Invested Assets:
Investment grade private placements	4.0	319.8	319.8	-	311.7
Non-investment grade private placements (2)	0.3	19.2	19.2	-	18.8
Mortgage loans (5)	-	*	*	-	*
Policy loans	1.8	151.9	151.9	-	151.9
Other	2.6	204.2	159.2	45.0	204.2
Total other invested assets	8.7	695.1	650.1	45.0	686.6
Total investments (6)	100.0%	$7,999.3	$7,072.0	$927.3	$7,687.2

*	Less than $0.1 million.
(1)	Includes $429.0 million fair value of investments guaranteed by the full faith and credit of the U.S. Government and $480.5 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. Government.
(2)	A non-investment grade rating is assigned to a security when it is acquired or when it is downgraded from investment grade, primarily on the basis of the Standard & Poor's Corporation (“Standard & Poor’s” or “S&P”) rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. (“Moody's”) rating for such security, or if there is no S&P or Moody's rating, the National Association of Insurance Commissioners’ (the “NAIC”) rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.
(3)	Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized debt obligations. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2016 — Net Realized Investment Gains and Losses” listed on page F-1 of this report.
(4)	Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments included $44.2 million in money market funds rated AAA and one $0.7 million corporate bond rated BBB.
(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.
(6)	Approximately 8% of the Company's investment portfolio, having a carrying value of $628.7 million as of December 31, 2016, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2016, municipal bonds represented $382.8 million carrying value.

Fixed Maturity Securities and Equity Securities

At December 31, 2016, approximately 33% of the Company's fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. Governmental agencies, represented approximately 30% of the total investment portfolio at December 31, 2016. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

For financial reporting purposes, the Company has classified the entire fixed maturity securities portfolio as “available for sale”. Fixed maturity securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. The net adjustment for unrealized investment gains and losses on securities available for sale is recorded as a separate component of accumulated other comprehensive income within shareholders' equity, net of applicable deferred tax assets or liabilities and the related impact on deferred policy acquisition costs associated with investment contracts and life insurance products with account values. Fixed maturity securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors, other than securities that are in an unrealized loss position for which management has the stated intent to hold until recovery.

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

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2017 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $91 million.

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

In addition to individual state monitoring and regulation, state regulators develop coordinated regulatory policies through the National Association of Insurance Commissioners (“NAIC”). States have adopted NAIC risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on HMEC’s insurance subsidiaries. At December 31, 2016 and 2015, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels. States have also adopted the NAIC’s U.S. Own Risk and Solvency Assessment (“ORSA”) which requires insurance companies to submit their own assessment of their current and future risks and provide a consolidated group-level perspective on risk and capital formulated through an internal risk self-assessment process.

Assessments Against Insurers and Mandatory Insurance Facilities

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes in certain states. Also, the Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company's direct writings in the applicable state. For the three years ended December 31, 2016, the impact of the above industry items were not material to the Company’s results of operations.

Regulation at Federal Level

Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and retirement business include employee benefits regulation, standards applied to employer sponsored retirement plans, standards applied to certain financial advisors, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry anti-trust exemption, and minimum solvency requirements. See also “Item 1A. Risk Factors”. Other federal regulation such as the Patient Protection and Affordable Care Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact the Company’s business.

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

Financial Regulation Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The FIO studies the current insurance regulatory system and is charged with monitoring and providing specific reports on various aspects of the insurance industry. However, the FIO does not have general supervisory or regulatory authority over the business of insurance. The FIO has suggested an expanded federal role in some circumstances. The executive branch has requested a review of financial regulation, including Dodd-Frank. Management will continue to monitor these future developments for impact on the Company, insurers of similar size and the insurance industry as a whole.

Employees

At December 31, 2016, the Company had approximately 1,440 non-agent employees and 33 full-time Employee Agents. (This does not include 588 Exclusive Agent independent contractors that were part of the Company’s total dedicated agency force at December 31, 2016.) The Company has no collective bargaining agreement with any employees.

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

The Company’s investment strategy and guidelines have resulted in an investment portfolio which is comprised primarily of investment grade, fixed maturity securities. Inclusion of alternative investments, even those consistent with the Company’s overall conservative investment guidelines, could result in some volatility in our financial condition and results of operations.

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

The determination of the fair value of our fixed maturity and equity securities includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially impact our financial condition and results of operations.

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

As another example of potential interest rate impacts, our Retirement and Life operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to ensure that such liabilities are adequate to meet the Company’s obligations under a variety of interest rate scenarios. A continuation of the current low interest rate environment over a prolonged period of time could cause the Company to increase statutory reserves as a result of cash flow testing, which would reduce statutory surplus of the Life insurance subsidiaries and potentially limit the subsidiaries’ ability to distribute cash to the holding company or write insurance business (as further described in a subsequent risk factor).

Regulatory initiatives, including the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), could adversely impact liquidity and volatility of financial markets in which we participate.

In response to the credit and financial crisis, U.S. and overseas governmental and regulatory authorities are considering or implementing enhanced or new regulatory requirements intended to prevent future crises or stabilize the institutions under their supervision. Such measures are leading to stricter regulation of financial institutions. Changes from Dodd-Frank and other U.S. and overseas governmental initiatives have created uncertainty and could continue to adversely impact liquidity and increase volatility of the financial markets in which we participate and, in turn, negatively affect our financial condition or results of operations. The executive branch has requested a review of financial regulations including Dodd-Frank, which may eliminate or mitigate this risk.

Our Retirement business may be, and in the past has been, adversely affected by volatile or declining financial market conditions.

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

Based on 2016 direct premiums earned, 57% of the total annual premiums for our Property and Casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, North Carolina, Texas, South Carolina, Florida and Louisiana.

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

At December 31, 2016, we had $47.4 million of goodwill recorded on our Consolidated Balance Sheet. Goodwill was recorded when the Company was acquired in 1989 and when Horace Mann Property & Casualty Insurance Company was acquired in 1994, in both instances reflecting the excess of cost over the fair market value of net assets acquired. In 2016, the goodwill balance was evaluated for impairment, as described in “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies”, with no impairment charge resulting from such assessment. The evaluation of goodwill considers a number of factors including the impacts of a volatile financial market on earnings, discount rate assumptions, liquidity and the Company’s market capitalization. If an evaluation of the Company’s fair value or of the Company’s segments’ fair value indicated that all or a portion of the goodwill balance was impaired, the Company would be required to write off the impaired portion. Such a write-off could have a material adverse effect on our results of operations in the period of the write-off; however, management does not anticipate a material effect on the Company’s financial condition.

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

The DOL regulation will affect the ways in which financial services representatives can be compensated for sales to participants in ERISA employer-sponsored qualified plans and sales to IRA customers, and it will impose significant additional legal obligations and disclosure requirements. The DOL regulation could have a material adverse effect on our business and results of operations. While the regulation does not affect non-ERISA employer-sponsored qualified plans, such as public school 403(b) plans, it could have the following impacts, among others:

•	It could inhibit our ability to sell and service IRAs, resulting in a change and/or a reduction of the types of products we offer for IRAs, and impact our relationship with current clients.
•	It could require changes in the way that we compensate our agents, thereby impacting our agents’ business model.
•	It could require changes in our distribution model for financial services products and could result in a decrease in the number of our agents.
•	It could increase our costs of doing IRA business and increase our litigation and regulatory risks.
•	It could increase the cost and complexity of regulatory compliance for our Retirement segment’s products, including our recently introduced fixed indexed annuity product.

At the request of the executive branch, the DOL is evaluating the fiduciary role, and the related prohibited transaction exception. As a result of this review, the implementation of the rule may be delayed. At this point, however, the regulatory landscape is uncertain.

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

In our Retirement business, the current IRS Section 403(b) regulations make the 403(b) market similar to the 401(k) market. These regulations have reduced and could continue to reduce the number of competitors in this market as the 403(b) market has become more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business. While not yet widespread, there has been continued pressure in some states to adopt state-sponsored or mandated 403(b) plans with single- or limited-provider options; this pressure has come from competitor lobbying efforts and state legislature-initiated pension reform initiatives. The inability of our insurance subsidiaries to compete successfully in these markets could adversely affect the subsidiaries’ financial condition and results of operations and the resulting ability to distribute cash to the holding company.

A reduction or elimination of the tax advantages of annuity and life products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) annuities and individual retirement accounts (“IRAs”), could make our products less attractive to clients and adversely affect our operating results.

A significant part of our Retirement business involves fixed and variable 403(b) tax-qualified annuities, which are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our life and annuity products to clients or the tax benefits of programs utilized by our customers. As a result of persisting economic conditions, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax-advantaged products or result in notable reforms to educator pension programs. See also “Item 1. Business — Regulation — Regulation at Federal Level”.

Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of retirement and life insurance products. Taxes, if any, are generally payable on income attributable to a distribution under the contract for the year in which the distribution is made. From time to time, Congress has considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and non-qualified annuity contracts. Enactment of this legislation, or other tax reform efforts, including a simplified “flat tax” income structure with an exemption from taxation for investment income, could result in fewer sales of our life insurance and annuity products.

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

Cybersecurity Requirements for Financial Services Companies at State Level

Individual state regulation of Cybersecurity programs are being adopted on a state by state basis to ensure the safety and soundness of the institution and protect its customers. New York State Department of Financial Services adopted a regulation providing minimum standards for an organization’s Cybersecurity program and requiring an annual certification confirming compliance. Additional states may establish Cybersecurity regulations with varying compliance requirements.

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

We increasing rely on services and products provided by a number of vendors in the United States and abroad. These include, for example, vendors of computer hardware and software, including on-demand software, and vendors of services such as investment management advisement, information technology services — such as those associated with our life, annuity and property and casualty policy administrative systems — and delivery services for customer policy-level communications. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational difficulties and financial losses.

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

PART II

ITEM 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

HMEC's common stock is traded on the NYSE under the symbol of HMN. The following table provides the high and low closing prices of the common stock on the NYSE Composite Tape and the cash dividends paid per share of common stock during the periods indicated.

	Market Price		Dividend
Fiscal Period	High	Low	Paid
2016:
Fourth Quarter	$43.30	$33.30	$0.265
Third Quarter	37.36	33.40	0.265
Second Quarter	34.51	30.36	0.265
First Quarter	32.30	27.59	0.265
2015:
Fourth Quarter	$36.42	$32.42	$0.250
Third Quarter	37.74	31.84	0.250
Second Quarter	37.04	33.97	0.250
First Quarter	34.29	30.38	0.250

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

Shareholder Return Performance Graph

The graph below compares cumulative total return* of Horace Mann Educators Corporation’s common stock, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2011 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	12/11	12/12	12/13	12/14	12/15	12/16

HMEC	$100	$150	$242	$262	$270	$357
S&P 500 Insurance Index	100	119	174	188	193	226
S&P 500 Index	100	116	153	174	176	197

*	The S&P 500 Index and the S&P 500 Insurance Index, as published by S&P, assume an annual reinvestment of dividends in calculating total return. Horace Mann Educators Corporation assumes reinvestment of quarterly dividends when paid.

Holders and Shares Issued

As of February 15, 2017, the approximate number of holders of HMEC’s common stock was 12,000.

During 2016, options were exercised for the issuance of 142,203 shares, 0.4% of the Company’s common stock shares outstanding at December 31, 2015. The Company received $3.0 million as a result of these option exercises, including related federal income tax benefits, which was used for general corporate purposes.

Regarding the equity compensation plan information required by Item 201(d) of Regulation S-K, see “Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters”.

Issuer Purchases of Equity Securities

On December 7, 2011, the Company’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the “2011 Plan”). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended December 31, 2016, the Company did not repurchase shares of HMEC common stock. As of December 31, 2016, $29.5 million remained authorized for future share repurchases.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

a.)   Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2016. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K.

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management, including our CEO and our CFO, determined that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, as stated in their report listed on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9B.    Other Information

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders.

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

ITEM 11.     Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 14.     Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

(a)(1)        The following consolidated financial statements of the Company are contained in the Index to Financial Information on page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.

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

Schedule IV - Reinsurance.

(a)(3)       The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit
No.		Description

	10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

	10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

	10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit
No.		Description

	10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan incorporated by reference to Exhibit 10.3(e) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

	10.3(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

	10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.7*	Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 5, 2016.

Exhibit
No.		Description

	10.8*	Summary of HMEC Named Executive Officer Annualized Salaries incorporated by reference to Exhibit 10.8 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

	10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

	10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.9(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 5, 2016.

	10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants incorporated by reference to Exhibit 10.10(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

	10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

	10.11(b)*	HMSC Executive Severance Plan Schedule A Participants incorporated by reference to Exhibit 10.11(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

Exhibit
No.		Description

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	31.2	Certification by Bret A. Conklin, Senior Vice President and Acting Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Bret A. Conklin, Senior Vice President and Acting Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
President, Chief Executive Officer and a Director
/s/ Daniel A. Domenech
Daniel A. Domenech, Director

/s/ Stephen J. Hasenmiller
Principal Financial and Accounting Officer:	Stephen J. Hasenmiller, Director

/s/ Bret A. Conklin	/s/ Ronald J. Helow
Bret A. Conklin	Ronald J. Helow, Director
Senior Vice President and Acting Chief Financial Officer
/s/ Beverley J. McClure
Beverley J. McClure, Director

/s/ H. Wade Reece
H. Wade Reece, Director

/s/ Robert Stricker
Robert Stricker, Director

/s/ Steven O. Swyers
Steven O. Swyers, Director

Dated: March 1, 2017

HORACE MANN EDUCATORS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company’s business. For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors”. That discussion includes factors such as:

•	The impact that a prolonged economic recession may have on the Company’s investment portfolio; volume of new business for automobile, homeowners, retirement and life products; policy renewal rates; and additional annuity contract deposit receipts.
•	Fluctuations in the fair value of securities in the Company’s investment portfolio and the related after tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses.
•	Prevailing low interest rate levels, including the impact of interest rates on (1) the Company’s ability to maintain appropriate interest rate spreads over minimum fixed rates guaranteed in the Company’s annuity and life products, (2) the book yield of the Company’s investment portfolio, (3) unrealized gains and losses in the Company’s investment portfolio and the related after tax effect on the Company’s shareholders’ equity and total capital, (4) amortization of deferred policy acquisition costs and (5) capital levels of the Company’s life insurance subsidiaries.
•	The frequency and severity of events such as hurricanes, storms, earthquakes and wildfires, and the ability of the Company to provide accurate estimates of ultimate claim costs in its consolidated financial statements.
•	The Company’s risk exposure to catastrophe-prone areas. Based on full year 2016 Property and Casualty direct earned premiums, the Company’s ten largest states represented 57% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, North Carolina, Texas, South Carolina, Florida and Louisiana.
•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.
•	Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the amortization of deferred policy acquisition costs.
•	The Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.
•	The Company’s ability to (1) develop and expand its marketing operations, including agents and other points of distribution, (2) maintain and secure access to educators, school administrators, principals and school business officials; and (3) profitably expand its Property and Casualty business in highly competitive environments.

•	The effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues. The effects of these forces can include, among others, teacher layoffs and early retirements, as well as individual concerns regarding employment and economic uncertainty.
•	Changes in federal and state laws and regulations, which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing Section 403(b) plans.
•	Changes in public employee retirement programs as a result of federal and/or state level pension reform initiatives.
•	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
•	The Company’s ability to effectively implement new or enhanced information technology systems and applications.
•	Changes in Cybersecurity regulations as a result of state level requirements.

Executive Summary

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty insurance, annuities and life insurance in the U.S. The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.

For 2016, the Company’s net income of $83.8 million decreased $9.7 million compared to 2015. After tax net realized investment gains were $2.3 million compared to $8.6 million a year earlier. For the Property and Casualty segment, net income of $25.6 million decreased $14.4 million compared to 2015. The Property and Casualty combined ratio was 101.5% for 2016, 4.5 percentage points higher than the 97.0% in 2015, primarily as a result of a 2.3 point increase in catastrophe losses, or an increase of $15.6 million on pretax basis. One percentage increase, or $5.5 million pretax basis, was related to a lower level of favorable prior years’ reserve development in 2016 compared to the full year 2015. On an underlying basis, the combined ratio increased 1.2 percentage points to 92.9%. The underlying auto combined ratio increased 2.4 percentage points, to 105.1%, primarily as a result of higher loss frequency and severity. This increase was somewhat offset by a 1.7 percentage point improvement in the underlying property combined ratio, which for the full year 2016 was 68.6%. The improvement in property results was primarily driven by the impacts of profitability improvement initiatives, as well as, lower catastrophe reinsurance costs. The Retirement segment’s net income was $50.7 million for 2016 which increased $7.3 million compared to 2015, primarily due to an increase in investment income that drove improvement in the net interest spread offset by costs related to the Company’s continued infrastructure and strategic investments. The net interest margin amount (without net realized investment gains/losses) increased $8.1 million after tax compared to 2015, including increases in investment prepayment activity. The impact of unlocking deferred policy acquisition costs increased income by $2.4 million compared to 2015. In addition, income tax expense was reduced by approximately $0.9 million related to the filing of the prior calendar year tax return. Annuity assets under management of $6.4 billion increased 7.2% compared to a year earlier and disciplined crediting rate management continues. Life segment net income of $16.6 million increased $1.6 million compared to 2015 primarily as a result of an increase in investment income and a decrease in mortality expenses in 2016.

Premiums written and contract deposits* increased slightly compared to 2015 as growth in the Property and Casualty and Life segments was offset by a decrease in the amount of annuity deposits received in 2016. Property and Casualty segment premiums written increased 4.7% compared to the prior year, primarily due to the favorable impacts from increases in average premium per policy for homeowners and automobile, accompanied by reductions in catastrophe reinsurance costs. Life segment insurance premiums and contract deposits increased 5.2% compared to 2015. Annuity deposits received for Retirement decreased 5.1%, due to the inclusion of a favorable impact of non-recurring deposits in 2015 related to changes in the Company’s employee retirement savings plans as further explained in “Results of Operations — Insurance Premiums and Contract Charges”.

The Company’s book value per share was $32.15 at December 31, 2016, an increase of 3.1% compared to 12 months earlier.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company's management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's consolidated financial statements, which include related disclosures. For the Company, areas most subject to significant management judgments include: fair value measurements, other-than-temporary impairment of investments, goodwill, deferred policy acquisition costs for investment contracts and life insurance products with account values, liabilities for property and casualty claims and claim expenses, liabilities for future policy benefits, deferred taxes and valuation of assets and liabilities related to the defined benefit pension plan.

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

Valuation of Fixed Maturity and Equity Securities

The fair value of the Company’s fixed maturity securities portfolio was $7,456.7 million at December 31, 2016. For fixed maturity securities, each month the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio, based on fair value, was priced through pricing services or index priced using observable inputs as of December 31, 2016. The remainder of the portfolio was priced by broker-dealers or pricing models.

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

The fair value of the Company’s equity securities portfolio was $141.6 million at December 31, 2016. All of the portfolio was priced from observable market quotations at December 31, 2016. Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.

At December 31, 2016, Level 3 invested assets comprised approximately 3% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value.

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

When an other-than-temporary impairment is deemed to have occurred, the investment is written-down to fair value, with a realized loss charged to income for the period for the full loss amount for all equity securities and the credit-related loss portion associated with impaired fixed maturity securities. The amount of the total other-than-temporary impairment related to non-credit factors for fixed maturity securities is recognized in other comprehensive income, net of applicable taxes, in which the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis. See also “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Other-than-temporary Impairment of Investments”.

Goodwill

Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess; the charge could have a material adverse effect on the Company’s results of operations. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments. As of December 31, 2016, the Company’s allocation of goodwill by reporting unit/segment was as follows: $28.0 million, Retirement; $9.9 million, Life; and $9.5 million, Property and Casualty. Also see “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Goodwill”.

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

The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. There were no events or material changes in circumstances during 2016 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

Deferred Policy Acquisition Costs for Investment Contracts and Life Insurance Products with Account Values

Policy acquisition costs, consisting of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, are deferred and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, deferred policy acquisition costs are amortized over 20 years in proportion to estimated gross profits. Deferred policy acquisition costs are amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for indexed universal life contracts (“IUL”). See also “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Deferred Policy Acquisition Costs”.

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the Retirement segment, the Company amortizes deferred policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained annual deviations are experienced. The Company monitors these fluctuations and only changes the assumption when the long-term expectation changes. The potential effect of an increase/ (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/ (increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At December 31, 2016, the ratio of deferred annuity policy acquisition costs to the total annuity accumulated cash value was approximately 3%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of deferred policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, based on deferred annuity policy acquisition costs as of December 31, 2016 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.25 million and $0.35 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would impact amortization between $0.20 million and $0.30 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of deferred acquisition costs is included in “Results of Operations for the Three Years Ended December 31, 2016 — Policy Acquisition Expenses Amortized”.

Liabilities for Property and Casualty Claims and Claim Expenses

Underwriting results of the Property and Casualty segment are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for Property and Casualty claims include provisions for payments to be made on reported claims (“case reserves”), claims incurred but not yet reported (“IBNR”) and associated settlement expenses (together, “loss reserves”).

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

Reserves are re-estimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve re-estimates. A detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements — Note 5 — Property and Casualty Unpaid Claims and Claim Expenses”. Due to the nature of the Company’s personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property and Casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $10 million of net income based on net reserves as of December 31, 2016. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

There are a number of assumptions involved in the determination of the Company’s Property and Casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. Management estimates that a 2% change in claim severity or claim frequency for the most recent 36 month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated net reserves of between $6.0 million and $10.0 million for long-tail liability related exposures (automobile liability coverages) and between $1.0 million and $3.0 million for short-tail liability related exposures (homeowners and automobile physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.

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

The Company’s liabilities for unpaid claims and claim expenses for the Property and Casualty segment were as follows:

	December 31, 2016			December 31, 2015
	Case	IBNR		Case	IBNR
	Reserves	Reserves	Total (1)	Reserves	Reserves	Total (1)

Automobile liability	$95.2	$152.5	$247.7	$92.5	$139.5	$232.0
Automobile other	6.9	1.8	8.7	8.4	1.5	9.9
Homeowners	11.2	26.2	37.4	15.3	30.7	46.0
All other	2.9	11.1	14.0	4.7	9.0	13.7
Total	$116.2	$191.6	$307.8	$120.9	$180.7	$301.6

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s re-estimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Re-estimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2016, the impact of a reserve re-estimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve re-estimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income in 2016 by approximately $5 million, primarily the result of favorable severity trends in property for accident years 2014 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at December 31, 2016.

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

Valuation of Liabilities Related to the Defined Benefit Pension Plan

The Company's cost estimates for its frozen defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 3.90% was used by the Company for estimating accumulated benefits under the plan at December 31, 2016, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve. The expected annual return on plan assets assumed by the Company at December 31, 2016 was 6.50%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted reasonable assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

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

Results of Operations for the Three Years Ended December 31, 2016

Insurance Premiums and Contract Charges

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2016	2015	Percent	Amount	2014
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property and Casualty	$634.3	$605.8	4.7%	$28.5	$584.4
Retirement (annuity)	520.2	548.0	-5.1%	(27.8)	480.6
Life	108.0	102.7	5.2%	5.3	102.7
Total	$1,262.5	$1,256.5	0.5%	$6.0	$1,167.7

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property and Casualty	$620.5	$596.0	4.1%	$24.5	$581.8
Retirement (annuity)	24.9	25.4	-2.0%	(0.5)	25.6
Life	113.7	110.5	2.9%	3.2	108.4
Total	$759.1	$731.9	3.7%	$27.2	$715.8

Number of Policies and Contracts in Force

(actual counts)

	As of December 31,
	2016	2015	2014
Property and Casualty
Automobile	484,915	486,939	480,777
Property	220,137	224,531	229,072
Total	705,052	711,470	709,849
Retirement	219,105	211,071	202,572
Life	197,937	201,789	200,867

For 2016, the Company’s premiums written and contract deposits* of $1,262.5 million increased $6.0 million, or 0.5%. For 2015, the Company’s premiums written and contract deposits of $1,256.5 million increased $88.8 million, or 7.6%, compared to a year earlier, led by growth in the Retirement segment as well as growth in the Property and Casualty segment. Changes in the Company’s employee retirement savings plans which were effective beginning in 2015 led to approximately $30 million of the $88.8 million increase in 2015; consolidated and Retirement segment growth were approximately 5% and 7%, respectively, in 2015 excluding this item. The Company’s premiums and contract charges earned increased $27.2 million, or 3.7%, compared to 2015, primarily due to increases in average premium per policy for both homeowners and automobile. For 2015, the Company’s premiums and contract charges earned increased $16.1 million, or 2.2%, compared to 2014 primarily due to increases in average premium per policy for both homeowners and automobile.

Total Property and Casualty premiums written* increased 4.7%, or $28.5 million, in 2016, compared to 2015, primarily due to increases in average written premium per policy for both homeowners and automobile. For 2016, the Company’s full year rate plan anticipated mid-single digit average rate increases (including states with no rate actions) for both automobile and homeowners; average approved rate changes during 2016 were consistent with those plans at 6.5% for automobile and 5% for homeowners.

Based on policies in force, the automobile 12 month retention rate for new and renewal policies was 83.5% compared to 84.7% at both December 31, 2015 and 2014, respectively, with the decrease due to recent rate and underwriting actions. The property 12 month new and renewal policy retention rate was 87.8%, 88.3% and 87.9% at December 31, 2016, 2015 and 2014, respectively, with decrease due to recent rate and underwriting actions.

Automobile premiums written* increased 5.9%, or $23.7 million, compared to 2015. In 2016, the average written premium per policy and average earned premium per policy increased approximately 5% and 4%, respectively, compared to a year earlier. In 2015, automobile premiums written increased 4.8%, or $18.4 million, compared to 2014. In 2015, the average written premium per policy and average earned premium per policy increased approximately 3% and 2%, respectively, compared to a year earlier, which was augmented by the 2015 increase in policies in force. The number of educator policies increased more than the total policy count over the three year period and represented approximately 85%, 85% and 84% of the automobile policies in force at December 31, 2016, 2015 and 2014, respectively.

Homeowners premiums written* increased 2.4%, or $4.8 million, compared to 2015. Homeowners premiums written increased 1.5%, or $3.0 million, compared to 2014. While the number of homeowners policies in force has declined, the average written premium per policy and average earned premium per policy each increased approximately 4%, in 2016 compared to a year earlier. In addition, reduced catastrophe reinsurance costs benefited the current period premiums written by approximately $1.4 million. In 2015, while the number of homeowners policies in force declined, the average written premium per policy and average earned premium per policy each increased approximately 3% compared to a year earlier. The number of educator policies represented approximately 82% of the homeowners policies in force at December 31, 2016, compared to approximately 81% at December 31, 2015 and 80% at December 31, 2014, respectively, and has reflected more moderate declines than the overall homeowner policies in force count. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

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

For 2016, total annuity deposits* received decreased 5.1%, or $27.8 million, compared to the prior year, primarily due to changes in the Company’s employee retirement savings plans which resulted in non-recurring deposits received in 2015. The 2016 decrease reflected a 7.6% decrease in recurring deposit receipts and a 3.3% decrease in single premium and rollover deposit receipts. Excluding the 2015 non-recurring item, the remaining 2016 decrease was minimal. For 2015, total annuity deposits received increased 14.0%, or $67.4 million, compared to the prior year, including a 22.6% increase in recurring deposit receipts and an 8.7% increase in single premium and rollover deposit receipts.

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

In 2016, new deposits to fixed accounts of $356.6 million decreased 4.4%, or $16.5 million, and new deposits to variable accounts of $163.6 million decreased 6.5%, or $11.3 million, compared to the prior year, including the impact of the 2015 non-recurring employee retirement savings plans item described above. In 2015, new deposits to fixed accounts of $373.1 million increased 9.7%, or $33.1 million, and new deposits to variable accounts of $174.9 million increased 24.4%, or $34.3 million, compared to the prior year.

Total annuity accumulated value on deposit of $6.4 billion at December 31, 2016 increased 7.2% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention. Accumulated value retention for the variable annuity option was 94.7%, 94.3% and 94.0% for the 12 month periods ended December 31, 2016, 2015 and 2014, respectively; fixed annuity retention was 94.6%, 94.8% and 94.5% for the respective periods.

Variable annuity accumulated balances of $1.9 billion at December 31, 2016 increased 6.8% compared to December 31, 2015, reflecting a positive impact from financial market performance over the 12 months partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Compared to 2015, Retirement segment contract charges earned decreased 2.0%, or $0.5 million. Variable annuity accumulated balances of $1.8 billion at December 31, 2015 decreased 0.7% compared to December 31, 2014, reflecting minimal impact from financial market performance over the 12 months and net balances transferred from the variable account option to the guaranteed interest rate fixed account option partially offset by net positive cash flows. Retirement segment contract charges earned decreased 0.8%, or $0.2 million, compared to 2014.

Life segment premiums and contract deposits* for 2016 increased 5.2%, or $5.3 million, compared to the prior year, including the favorable impact of new ordinary life business growth. Life segment premiums and contract deposits for 2015 were equal to the prior year, including the favorable impact of new ordinary life business growth offset by a modest decline in group life premiums. The ordinary life insurance in force lapse ratio was 4.3%, 4.1% and 4.0% for the 12 months ended December 31, 2016, 2015 and 2014, respectively.

Sales*

For 2016, Property and Casualty new annualized sales premiums increased 5.5% compared to 2015, as 5.7%, or $4.8 million, growth in new automobile sales was accompanied by growth in homeowners sales of 4.7%, or $0.8 million, compared to the prior year.

While the 2016 annuity new business levels were lower than in the prior year period, the Company’s Retirement segment new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years. Annuity sales by Horace Mann’s agency force decreased 2.1% compared to 2015, primarily due to the impact in 2015 of non-recurring, non 401(k) rollover deposits from the Company’s employee retirement savings plans. Sales from the independent agent distribution channel, which represent approximately 9.2% of total annuity sales in 2016 and are largely single premium and rollover annuity deposits, decreased approximately 17.6% compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels decreased 3.7%, or $13.8, compared to 2015.

Overall, the Company’s new recurring deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 6.3% compared to 2015, and single premium and rollover deposits decreased 3.3% compared to the prior year. In February 2014, the Company expanded its annuity product portfolio by introducing a fixed indexed annuity contract. This new product continues to be well received by the Company’s customers and represented approximately one-third of total annuity sales for both 2016 and 2015. Previously, the Company offered indexed annuity products underwritten by third-party vendors.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, as well as the October 2015 introduction of the Company’s IUL product have contributed to an increase in sales of proprietary life products. For 2016, sales of Horace Mann’s proprietary life insurance products totaled $15.6 million, representing an increase of 43.1%, or $4.7 million, compared to the prior year, including an increase of $3.8 million for single premium sales.

Distribution

At December 31, 2016, there was a combined total of 666 Exclusive Agencies and Employee Agents, compared to 735 at December 31, 2015 and 755 at December 31, 2014. The Company continues to expect higher quality standards for agents and agencies to focus on improving both customer experiences and agent productivity in their respective territories. Growth in new automobile sales and life sales reflects improvement in average agency productivity. The dedicated sales force is supported by the Company’s Customer Contact Center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The Customer Contact Center is also able to assist educators in territories which are not currently served by an Exclusive Agency.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 272 authorized agents at December 31, 2016. During 2016, this channel generated $32.8 million in annualized new annuity sales for the Company compared to $39.8 million for 2015 and $34.4 million for 2014, with the new business primarily comprised of single and rollover deposit business over the three year period.

Net Investment Income

For 2016, pretax net investment income of $361.2 million increased 8.6%, or $28.6 million, (7.9%, or $17.7 million, after tax) compared to 2015. While asset balances in the Retirement segment continue to grow, overall investment results reflected an increase in investment prepayment activity and favorable returns on alternative investments, partially offset by the impact of the current low interest rate environment. For 2015, pretax net investment income of $332.6 million increased 0.8%, or $2.8 million, (0.7%, or $1.5 million, after tax) compared to 2014. Average invested assets increased 5.6% over the 12 months ended December 31, 2016. The average pretax yield on the total investment portfolio was 5.21% (3.47% after tax) for 2016, compared to the pretax yield of 5.06% (3.39% after tax) and 5.32% (3.57% after tax) for 2015 and 2014, respectively. During 2016, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses (Pretax)

For 2016, net realized investment gains were $4.1 million compared to net realized investment gains of $12.7 million and $10.9 million in 2015 and 2014, respectively. The net gains and losses in all periods were realized primarily from ongoing investment portfolio management activity and, when determined, the recognition of other-than-temporary impairment.

For the year ended December 31, 2016, the Company’s net realized investment gains of $4.1 million included $23.3 million of gross gains realized on security sales and calls partially offset by $8.1 million of realized losses primarily on securities that were disposed of during 2016 and $11.1 million of other-than-temporary impairment charges recorded largely on Puerto Rico and energy sector fixed maturity securities, as well as some equity securities.

For the year ended December 31, 2015, the Company’s net realized investment gains of $12.7 million included $39.6 million of gross gains realized on security sales and calls partially offset by $7.4 million of realized losses on securities that were disposed of during 2015 and $19.5 million of other-than-temporary impairment charges recorded largely on energy sector and Puerto Rico fixed maturity securities and one unrelated equity security.

For the year ended December 31, 2014, the Company’s net realized investment gains of $10.9 million included $26.7 million of gross gains realized on security sales and calls partially offset by $9.4 million of realized losses on securities that were disposed of during 2014, primarily mortgage-backed and municipal securities, and the $6.4 million other-than-temporary charge recorded largely on energy sector securities in the fourth quarter.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are due to issuer specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2015, credit spreads were tighter across most asset classes at December 31, 2016 and U.S. Treasury rates increased, which resulted in net unrealized investment gains to be flat in the Company’s fixed maturity securities holdings.

	December 31, 2016
			Amortized	Pretax Net
	Number of	Fair	Cost or	Unrealized
	Issuers	Value	Cost	Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	97	$709.8	$682.3	$27.5
Insurance	51	260.9	240.8	20.1
Energy (1)	48	221.8	208.7	13.1
Healthcare, Pharmacy	39	168.2	161.6	6.6
Real estate	35	162.5	156.8	5.7
Technology	28	161.8	158.8	3.0
Utilities	39	159.3	140.9	18.4
Transportation	22	156.3	150.4	5.9
Telecommunications	23	123.8	115.8	8.0
Natural gas	19	96.5	93.1	3.4
All Other Corporates (2)	180	589.4	563.7	25.7
Total corporate bonds	581	2,810.3	2,672.9	137.4
Mortgage-backed securities
U.S. Government and federally sponsored agencies	359	442.4	412.9	29.5
Commercial (3)	121	503.8	508.5	(4.7)
Other	29	70.4	69.2	1.2
Municipal bonds (4)	593	1,769.4	1,648.3	121.1
Government bonds
U.S.	10	467.1	458.7	8.4
Foreign	17	98.7	93.9	4.8
Collateralized debt obligations (5)	112	667.7	662.9	4.8
Asset-backed securities	107	626.9	624.8	2.1
Total fixed maturity securities	1,929	$7,456.7	$7,152.1	$304.6

Equity securities
Non-redeemable preferred stocks	14	$50.0	$52.3	$(2.3)
Common stocks	177	72.2	61.7	10.5
Closed-end fund	1	19.4	20.0	(0.6)
Total equity securities	192	$141.6	$134.0	$7.6

Total	2,121	$7,598.3	$7,286.1	$312.2

(1)	At December 31, 2016, the fair value amount included $13.9 million which were non-investment grade.
(2)	The All Other Corporates category contains 19 additional industry classifications. Gaming, broadcast and media, food and beverage, consumer products and retail represented $428.9 million of fair value at December 31, 2016, with the remaining 13 classifications each representing less than $34.0 million.
(3)	At December 31, 2016, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(4)	Holdings are geographically diversified, approximately 40% are tax-exempt and 78% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at December 31, 2016.
(5)	Based on fair value, 96% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2016.

At December 31, 2016, the Company’s diversified fixed maturity securities portfolio consisted of 2,465 investment positions, issued by 1,929 entities, and totaled approximately $7.5 billion in fair value. This portfolio was 95.9% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At December 31, 2016, 94.7% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

(Dollars in millions)

	December 31, 2016
	Percent
	of Total
	Fair	Fair	Amortized
	Value	Value	Cost or Cost
Fixed maturity securities
AAA	8.3%	$620.8	$611.6
AA (2)	35.5	2,648.4	2,533.5
A	23.6	1,759.6	1,663.9
BBB	28.4	2,118.7	2,038.5
BB	2.4	176.4	174.7
B	1.0	76.3	79.5
CCC or lower	0.2	10.9	10.6
Not rated (3)	0.6	45.6	39.8
Total fixed maturity securities	100.0%	$7,456.7	$7,152.1
Equity securities
AAA	-	-	-
AA	-	-	-
A	-	-	-
BBB	35.3%	$50.0	$52.3
BB	-	-	-
B	-	-	-
CCC or lower	-	-	-
Not rated	64.7	91.6	81.7
Total equity securities	100.0%	$141.6	$134.0

Total		$7,598.3	$7,286.1

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At December 31, 2016, the AA rated fair value amount included $467.1 million of U.S. Government and federally sponsored agency securities and $522.8 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)	This category primarily represents private placement and municipal securities not rated by either S&P or Moody’s.

At December 31, 2016, the fixed maturity securities and equity securities portfolios had a combined $76.0 million pretax of gross unrealized investment losses on $2,302.4 million fair value related to 731 positions. Of the investment positions (fixed maturity securities and equity securities) with gross unrealized investment losses, 12 were trading below 80% of the carrying value at December 31, 2016 and were not considered other-than-temporarily impaired. These positions had fair value of $15.2 million, representing 0.2% of the Company’s total investment portfolio at fair value, and had a gross unrealized investment loss of $6.6 million.

The Company views the unrealized investment losses of all of the securities at December 31, 2016 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment.

Benefits, Claims and Settlement Expenses

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2016	2015	Percent	Amount	2014

Property and Casualty	$464.1	$420.3	10.4%	$43.8	$399.5
Retirement (annuity)	3.9	3.2	21.9%	0.7	2.2
Life	73.1	72.9	0.3%	0.2	66.7
Total	$541.1	$496.4	9.0%	$44.7	$468.4

Property and Casualty catastrophe losses, included above (1)	$60.0	$44.4	35.1%	$15.6	$37.5

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Year Ended December 31,
	2016	2015	2014
Incurred claims and claim expenses:
Claims occurring in the current year	$471.1	$432.8	$416.5
Decrease in estimated reserves for claims occurring in prior years (2)	(7.0)	(12.5)	(17.0)
Total claims and claim expenses incurred	$464.1	$420.3	$399.5

Property and Casualty loss ratio:
Total	74.8%	70.5%	68.7%
Effect of catastrophe costs, included above (1)	9.7%	7.4%	6.5%
Effect of prior years’ reserve development, included above (2)	-1.1%	-2.1%	-2.9%

(1)	Property and Casualty catastrophe losses were incurred as follows:

	2016	2015	2014
Three months ended
March 31	$12.7	$10.5	$6.3
June 30	27.3	21.3	23.5
September 30	8.4	5.0	5.7
December 31	11.6	7.6	2.0
Total full year	$60.0	$44.4	$37.5

(2)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs indicating that the actual and remaining projected losses for prior years are below the level anticipated in the previous December 31 loss reserve estimate.

	2016	2015	2014
Three months ended
March 31	$(2.0)	$(4.0)	$(4.0)
June 30	(1.6)	(3.2)	(3.0)
September 30	(0.7)	(2.8)	(4.4)
December 31	(2.7)	(2.5)	(5.6)
Total full year	$(7.0)	$(12.5)	$(17.0)

For 2016, the Company’s benefits, claims and settlement expenses increased $44.7 million, or 9.0%, compared to the prior year primarily reflecting increases in Property and Casualty current accident year loss severity and frequency — specifically, in automobile — and catastrophe costs, partially offset by a reduction in homeowners current accident year non-catastrophe losses and a $4.0 million decrease in life mortality costs. In 2015, the Company’s benefits, claims and settlement expenses increased $28.0 million, or 6.0%, compared to the prior year primarily reflecting increases in Property and Casualty current accident year loss severity — specifically, in automobile — and catastrophe costs, as well as a $4.5 million increase in life mortality costs.

For 2016, 2015 and 2014, the favorable development of prior years’ Property and Casualty reserves of $7.0 million, $12.5 million and $17.0 million, respectively, for each year was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate. In 2016, the favorable development was predominantly the result of favorable severity trends in property for accident years 2014 and prior. For 2015, the favorable development was primarily for accident years 2013 and prior and predominantly the result of favorable severity trends in homeowners loss emergence, accompanied by favorable severity and frequency trends in automobile loss emergence. For 2014, the favorable development was primarily for accident years 2011 and prior and predominantly the result of favorable frequency and severity trends in automobile loss emergence.

For 2016, the automobile loss ratio of 80.2% increased by 4.8 percentage points compared to the prior year, including (1) the impact of catastrophe costs that resulted in a 1.7 percentage point increase, (2) the impacts of higher current accident year non-catastrophe losses for 2016 primarily driven by loss severity and accompanied by an increase in loss frequencies and (3) development of prior years’ reserves that had a 0.8 percentage point less favorable impact in the current year, partially offset by the favorable impact of rate actions taken in recent years. The homeowners loss ratio of 63.9% for 2016 increased 2.4 percentage points compared to a year earlier, including favorable current accident year non-catastrophe experience offset by development of prior years’ reserves that had a 0.8 percentage point less favorable impact in the current year and high catastrophe costs. Catastrophe costs represented 24.2 percentage points of the homeowners loss ratio for 2016 compared to 20.4 percentage points for 2015.

Interest Credited to Policyholders

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2016	2015	Percent	Amount	2014

Retirement (annuity)	$147.3	$138.7	6.2%	$8.6	$132.5
Life	44.7	44.1	1.4%	0.6	43.6
Total	$192.0	$182.8	5.0%	$9.2	$176.1

Compared to 2015, the 2016 increase in Retirement segment interest credited reflected a 7.6% increase in average accumulated fixed deposits, at an average crediting rate of 3.55%. Compared to a year earlier, the 2015 increase in Retirement segment interest credited reflected a 7.7% increase in average accumulated fixed deposits, partially offset by a 6 basis point decline in the average annual interest rate credited to 3.56%. Life insurance interest credited increased slightly in both 2016 and 2015 as a result of the growth in reserves for life insurance products with account values.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the years ended December 31, 2016, 2015 and 2014, were 193 basis points, 184 basis points and 204 basis points, respectively. The interest spread increased due to an increase in investment prepayment activity as well as favorable returns within the Company’s alternative investment portfolio and a continuation of disciplined crediting rate management, partially offset by pressures of the low interest rate environment.

As of December 31, 2016, fixed annuity account values totaled $4.5 billion, including $4.3 billion of deferred annuities. As shown in the table below, for approximately 87%, or $3.7 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed maturity securities.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $530 million of the Retirement segment and Life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement segment net investment income by approximately $1.5 million in year one and $5.3 million in year two, further reducing the net interest spread by approximately 3 basis points and 11 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on deferred policy acquisition costs as of December 31, 2016 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.25 million and $0.35 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	December 31, 2016
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	23.5	$1,003.6	48.2%	13.1%	$483.8
Equal to 2% but less than 3%	7.2	308.6	82.8%	6.9	255.4
Equal to 3% but less than 4%	14.2	606.7	99.8%	16.4	605.1
Equal to 4% but less than 5%	53.7	2,290.2	100.0%	62.1	2,290.2
5% or higher	1.4%	55.5	100.0%	1.5	55.5
Total	100.0%	$4,264.6	86.5%	100.0%	$3,690.0

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $96.7 million for 2016 compared to $98.9 million and $93.8 million for the years ended December 31, 2015 and 2014, respectively. The decrease in 2016 was largely attributable to the Retirement segment including the impact of the unlocking of deferred policy acquisition costs (“unlocking”) offset by the growth in premiums and related commissions for the Property and Casualty segment. At December 31, 2016, Retirement segment unlocking resulted in a $0.3 million decrease in amortization compared to a $3.4 million increase in amortization a year earlier. For the prior period, the impact was largely due to financial market performance. For the Life segment, unlocking resulted in an immaterial change in amortization at December 31, 2016, 2015 and 2014.

Operating Expenses

In 2016, operating expenses of $173.1 million increased $15.7 million, or 10.0%, compared to 2015. In 2015, expenses reflected a reduction in incentive compensation expense with the majority of the cost reduction benefiting the Property and Casualty segment. The 2016 expense level was consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios. In 2015, operating expenses of $157.4 million decreased $4.7 million, or 2.9%, compared to 2014.

The Property and Casualty expense ratio of 26.7% for 2016 increased 0.2 percentage points compared to the prior year expense ratio of 26.5%, or slightly below management’s expectations for 2016. The 2015 incentive compensation expense reduction reduced the expense ratio for 2015 by 0.4 percentage points. The Property and Casualty expense ratio was 27.4% for 2014.

Interest Expense and Debt Retirement Costs

In June 2015, the Company repaid its outstanding $75.0 million 6.05% Senior Notes upon maturity initially utilizing funds borrowed under its existing Bank Credit Facility. In November 2015, the Company issued $250.0 million face amount of 4.50% Senior Notes due 2025. The Company used the net proceeds from this issuance to redeem all its outstanding 6.85% Senior Notes due April 15, 2016 and to repay in full the $113.0 million of outstanding borrowings under its Bank Credit Facility. The combined impact of these transactions reduced interest expense in 2016 by $1.3 million compared to 2015 and $1.1 million in 2015, compared to 2014.

The redemption of the 6.85% Senior Notes in 2015 resulted in a pretax charge of $2.3 million, largely due to the make-whole premium.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 26.6%, 27.8% and 28.7% for the years ended December 31, 2016, 2015 and 2014, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates 8.5, 7.9 and 7.1 percentage points for 2016, 2015 and 2014, respectively. In 2016, income tax expense was reduced by approximately $0.9 million related to the filing of the prior calendar year tax return; this item primarily benefited the Retirement segment.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At December 31, 2016, the Company’s federal income tax returns for years prior to 2013 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For 2016, the Company’s net income of $83.8 million decreased $9.7 million compared to 2015. After tax net realized investment gains were $2.3 million compared to $8.6 million a year earlier. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

For 2015, the Company’s net income of $93.5 million represented a decrease of $10.7 million compared to 2014 reflecting improvement in current accident year non-catastrophe results for homeowners, pressure on automobile results primarily due to loss severity, a higher level of life mortality losses and a negative impact due to the unlocking of Retirement segment deferred policy acquisition costs. Net income in 2015 was also reduced by debt retirement costs.

For 2014, the Company’s net income of $104.2 million declined $6.7 million compared to 2013, as improvements in Property and Casualty segment and Retirement segment results, as well as solid earnings in the Life segment, were offset by a decrease in net realized investment gains. After tax net realized investment gains of $6.9 million were $7.5 million less than in 2013. For the Property and Casualty segment, net income of $46.9 million increased $2.5 million compared to 2013. The Property and Casualty combined ratio was 96.1% for 2014, a 0.2 percentage point improvement compared to 96.3% for 2013.

Net income (loss) by segment and net income per share were as follows:

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2016	2015	Percent	Amount	2014
Analysis of net income (loss) by segment:
Property and Casualty	$25.6	$40.0	-36.0%	$(14.4)	$46.9
Retirement	50.7	43.4	16.8%	7.3	45.3
Life	16.6	15.0	10.7%	1.6	17.5
Corporate and Other (1)	(9.1)	(4.9)	-85.7%	(4.2)	(5.5)
Net income	$83.8	$93.5	-10.4%	$(9.7)	$104.2

Effect of catastrophe costs, after tax, included above	$(39.1)	$(28.9)	35.3%	$10.2	$(24.4)
Effect of net realized investment gains, after tax, included above	$2.3	$8.6	-73.3%	$(6.3)	$6.9
Effect of debt retirement costs, after tax, included above	$-	$(1.5)	N.M.	$(1.5)	$-

Diluted:
Net income per share	$2.02	$2.20	-8.2%	$(0.18)	$2.47
Weighted average number of shares and equivalent shares (in millions)	41.5	42.4	-2.1%	(0.9)	42.2

Property and Casualty combined ratio:
Total	101.5%	97.0%	N.M.	4.5%	96.1%
Effect of catastrophe costs, included above	9.7%	7.4%	N.M.	2.3%	6.5%
Effect of prior years’ reserve development, included above	-1.1%	-2.1%	N.M.	1.0%	-2.9%

N.M. - Not meaningful.

(1)	The Corporate and Other segment includes interest expense on debt, realized investment gains and losses, corporate debt retirement costs, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the Corporate and Other segment reflects corporate-level transactions. Of those transactions, net realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For 2016, 2015 and 2014, net realized investment gains after tax were $2.3 million, $8.6 million and $6.9 million, respectively. In addition, 2016 reflected a $1.3 million pretax reduction in debt interest expense as a result of the refinancing transactions completed in 2015. The debt redemption in 2015 resulted in a pretax charge of $2.3 million, partially offset by a $1.1 million reduction in debt interest expense compared to 2014.

Return on average shareholders’ equity based on net income was 6.2%, 7.1% and 8.4% for the years ended December 31, 2016, 2015 and 2014, respectively.

Outlook for 2017

At the time of this Annual Report on Form 10-K, management estimates that 2017 full year net income before net realized investment gains and losses will be within a range of $1.95 to $2.15 per diluted share. This projection incorporates the Company’s results for 2016 and anticipates continued improvement in the Company’s underlying automobile combined ratio, modeled catastrophe losses as well as modestly lower earnings in the Retirement and Life segments reflecting lower net interest spreads, and approximately $0.10 cents of continued strategic investing in our Retirement business that we expect will accelerate growth momentum related to the Company’s continued modernization of technology and infrastructure. As a result of the continued low interest rate environment, management expects the Company’s overall portfolio yield to decline by approximately 10 basis points over the course of 2017, impacting each of the three business segments. Within the Property and Casualty segment, both approved and planned premium rate increases, as well as underwriting initiatives, are expected to improve profitability margins for the automobile line compared to 2016. The property line is anticipated to produce solid profitability, although at a reduced level that assumes non-catastrophe weather related losses return to a more normalized level than the comparison to 2016; and, catastrophe losses are estimated to be lower than the 2016 level. Net income for the Retirement segment will continue to be impacted by the prolonged interest rate environment and the 2016 net interest spread of 193 basis points is anticipated to grade down to the low 180s through the course of 2017. Assuming mortality costs consistent with the Company’s actuarial models, Life segment net income is expected to decrease compared to 2016, due to net investment income pressure and the increase in expenses. In addition to the segment-specific factors, the Company’s initiatives for customer service and infrastructure improvements, as well as enhanced training and education for the Company’s agency force, all intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios, will continue and result in a moderate increase in expense levels compared to 2016.

As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s estimate above. Additionally, see “Forward-looking Information” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K concerning other important factors that could impact actual results. Management believes that a projection of net income including net realized investment gains and losses* is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2016, 2015 and 2014, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed maturity securities, is located in “Results of Operations for the Three Years Ended December 31, 2016 — Net Realized Investment Gains and Losses”, “Item 1. Business — Investments” and in the “Notes to Consolidated Financial Statements — Note 2 — Investments” listed on page F-1 of this report.

Cash Flow

The short-term liquidity requirements of the Company, within a 12 month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet the Company’s operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth, pay dividends to shareholders and repurchase shares of HMEC’s common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity policy claims and benefits, as well as retirement of long-term debt.

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2016, net cash provided by operating activities increased slightly compared to 2015, largely due to a decrease in claims and policyholder benefits paid in 2016, partially offset by a decrease in premiums collected and an increase in investment income collected in 2016.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2017 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $91 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs. Additional information is contained in “Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions” listed on page F-1 of this report.

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

In 2013, one of the Company’s subsidiaries became a member of the Federal Home Loan Bank of Chicago (“FHLB”). That subsidiary received $250.0 million under a funding agreement in December 2013, received an additional $250.0 million in September 2014, and received an additional $75.0 million in December 2015 with receipt of those funds reflected in Annuity Contracts: Variable, Fixed and FHLB Funding Agreements, Deposits as a component of the Company’s financing activities for the respective years. Exclusive of these transactions, the Company’s annuity business produced net positive cash flows in 2016, 2015 and 2014. For the year ended December 31, 2016, receipts from annuity contracts, also excluding the FHLB transactions, decreased $27.8 million, or 5.1%, compared to 2015, as described in “Results of Operations for the Three Years Ended December 31, 2016 — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values decreased $4.8 million, or 1.4%, compared to the prior year.

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

Contractual Obligations

The following table shows the Company’s contractual obligations, as well as the projected timing of payments.

	Payments Due By Period as of December 31, 2016
		Less Than	1 - 3 Years	3 - 5 Years	More Than 5 Years
		1 Year	(2018 and	(2020 and	(2022 and
	Total	(2017)	2019)	2021)	beyond)
Fixed annuities and fixed option of variable annuities (1)	$6,901.2	$248.8	$507.5	$521.2	$5,623.7
Supplemental contracts (1)(2)	1,058.0	27.1	299.3	43.2	688.4
Life insurance policies (1)	2,564.0	87.2	180.2	184.7	2,111.9
Property and casualty claims and claim adjustment expenses (1)	246.6	161.4	76.0	8.4	0.8
Long-term debt obligations
Senior Notes due December 1, 2025	351.3	11.3	22.5	22.5	295.0
Operating lease obligations (4)	11.9	2.6	5.0	2.7	1.6

Total	$11,133.0	$538.4	$1,090.5	$782.7	$8,721.4

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments and is net of anticipated reinsurance recoveries.
(2)	Includes $575.0 million obligation to FHLB plus interest.
(3)	Includes principal and interest.
(4)	The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copy machines.

Estimated Future Policy Benefit and Claim Payments - Retirement and Life Segments

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

For the majority of the Company’s Retirement and Life insurance operations, the estimated contractual obligations for future policyholder benefits as presented in the table above were derived from the annual cash flow testing analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. Actual amounts may vary, potentially in a significant manner, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, and other contingent events as appropriate to the respective product types. Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2016. Separate Account (variable annuity) payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.

See “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Contract and Life Policy Reserves” listed on page F-1 of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP.

Estimated Claims and Claim Related Payments - Property and Casualty Segment

This discussion addresses claims and claim adjustment expenses as disclosed above. The amounts reported in the table are presented on a nominal basis, have not been discounted and represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses. Both the total liability and the estimated payments are based on actuarial projection techniques, at a given accounting date. These estimates include assumptions of the ultimate settlement and administrative costs based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of a claim and the time it is actually reported to the Company. The future cash flows related to the items contained in the table above required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim related payments is generally reliable only in the aggregate with some unavoidable estimation uncertainty.

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

The total capital of the Company was $1,541.2 million at December 31, 2016, including $247.2 million of long-term debt and no short-term debt outstanding. Total debt represented 18.1% of total capital excluding net unrealized investment gains and losses (16.0% including net unrealized investment gains and losses) at December 31, 2016, which was below the Company's long-term target of 25%.

Shareholders' equity was $1,294.0 million at December 31, 2016, including a net unrealized investment gain in the Company's investment portfolio of $175.7 million after taxes and the related impact of deferred policy acquisition costs associated with investment contracts and life insurance products with account values. The market value of the Company's common stock and the market value per share were $1,722.2 million and $42.80, respectively, at December 31, 2016. Book value per share was $32.15 at December 31, 2016 ($27.79 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at December 31, 2016 is included in “Results of Operations for the Three Years Ended December 31, 2016 — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $44.3 million for the year ended December 31, 2016. In March, May, September and December 2016, the Board of Directors announced regular quarterly dividends of $0.265 per share. Compared to the full year per share dividends paid in 2015 of $1.00, the total 2016 dividends paid per share of $1.06 represented an increase of 6.0%.

In December 2011, HMEC’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50,000 (the “2011 Plan”). In September 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50,000 (the “2015 Plan”) to begin following the completion of the 2011 Plan. Both share repurchase programs authorize the repurchase of HMEC’s common share in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase programs do not have expiration dates and may be limited or terminated at any time without notice. During 2016, the Company repurchased 701,410 shares of its common stock, or 1.7%, of the outstanding shares on December 31, 2015, at an aggregate cost of $21.5 million, or an average price of $30.65 per share, under the 2011 and the 2015 Plans. Utilization of the remaining authorization under the 2011 program was completed in January 2016. In total and through December 31, 2016, 2,799,610 shares were repurchased under the 2011 and 2015 Plans at an average price of $25.18 per share. The repurchase of shares was funded through use of cash. As of December 31, 2016, $29.5 million remained authorized for future share repurchases under the 2015 Plan authorization.

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

As of December 31, 2016, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2016. On June 15, 2015, the Senior Notes due 2015 matured and the Company repaid the $75.0 million aggregate principal amount initially utilizing $75.0 million of additional borrowing under the existing Bank Credit Facility. In November 2015, the Company utilized a portion of the proceeds from the issuance of the Senior Notes due 2025, described above, to fully repay the $113.0 million outstanding balance under the Company’s Bank Credit Facility.

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

The Company's ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on investment contracts and life insurance products with account values) for the years ended December 31, 2016, 2015 and 2014 was 1.6x, 1.7x and 1.8x, respectively. See also “Exhibit 12 — Statement Regarding Computation of Ratios”. The Company’s ratio of earnings before interest expense to interest expense was 10.7x, 10.9x and 11.3x for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In March 2016, A.M. Best upgraded the insurance financial strength rating of the Company’s Property and Casualty subsidiaries to “A (Excellent)” from “A- (Excellent)”. With the exception of the ratings by A.M. Best, assigned ratings as of February 15, 2017 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In addition, in November 2016, Moody’s affirmed the A3 insurance financial strength rating of HMEC’s Property and Casualty subsidiaries and changed the rating outlook to positive from stable. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s Property and Casualty insurance subsidiaries and the Company’s principal Life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of February 15, 2017
S&P	A	(stable)	BBB	(stable)
Moody’s
Horace Mann Life Insurance Company	A3	(positive)	N.A.
HMEC’s Property and Casualty subsidiaries	A3	(positive)	N.A.
HMEC	N.A.		Baa(3)	(positive)
A.M. Best	A	(stable)	bbb	(stable)
Fitch	A	(stable)	BBB	(stable)

N.A. – Not applicable.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s Property and Casualty segment is located in “Item 1. Business — Property and Casualty Segment — Property and Casualty Reinsurance”.

Information regarding the reinsurance program for the Company’s Life segment is located in “Item 1. Business — Life Segment”.

Market Value Risk

Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also "Results of Operations for the Three Years Ended December 31, 2016 — Net Realized Investment Gains and Losses".

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company's investments and the credited interest rates on the Company's insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2016 — Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. As of the time of this Annual Report on Form 10-K, derivatives are only used to manage the interest crediting rate risk within the fixed indexed annuity and indexed universal life products. At December 31, 2016, approximately 10% of the fixed maturity securities portfolio represented investments supporting the Property and Casualty operations and approximately 90% supported the Retirement and Life business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2016 — Net Realized Investment Gains and Losses” and “Item 1. Business — Investments”.

The Company’s Retirement and Life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities. Although credited rates on fixed annuities may be changed annually

(subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2016 — Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration annuity and interest-sensitive life liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2016, the duration of the fixed maturity securities portfolio was estimated to be approximately 5.9 years and the duration of the Company’s insurance liabilities and debt was estimated to be approximately 7.5 years.

The Retirement and Life operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to ensure that such liabilities are adequate to meet the Company’s obligations under a variety of interest rate scenarios. Based on these procedures, the Company’s assets and the investment income expected to be received on such assets are adequate to meet the insurance policy obligations and expenses of the Company’s insurance activities in all but the most extreme circumstances.

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2016, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in a decrease in shareholders’ equity of approximately $51 million after tax, or 4.8%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in an increase in shareholders’ equity of approximately $4 million after tax, or 0.4%. At December 31, 2015, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company’s assets and liabilities would both increase, the net of which would result in a decrease in shareholders’ equity of approximately $47 million after tax, or 4.0%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in an increase in shareholders’ equity of approximately $2 million after tax, or 0.2%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to attempt to mitigate such hypothetical losses in fair value of shareholders’ equity.

Interest rates continue to be at historically low levels. If interest rates remain low over an extended period of time, management recognizes it could pressure net investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities. Moreover, issuers of securities in the Company’s investment portfolio may prepay or redeem fixed maturity securities, as well as asset-backed and commercial and mortgage-backed securities, with greater frequency to borrow at lower market rates. As a general guideline, management estimates that pretax net income in 2017 and 2018 would decrease by approximately $2.1 million (by segment: Retirement $1.5 million, Life $0.4 million and Property and Casualty $0.2 million) and $7.4 million (by segment: Retirement $5.3 million, Life $1.5 million and Property and Casualty $0.6 million), respectively, for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in-force contracts. In addition, declining interest rates also could negatively impact the amortization of deferred policy acquisition costs, as well as the recoverability of goodwill, due to the impacts on the estimated fair value of the Company’s reporting segments.

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

Pending Accounting Standards

There are several pending accounting standards that we have not implemented because the implementation date has not yet occurred. For a discussion of these pending standards, see “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Pending Accounting Standards”.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.b.). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

March 1, 2017

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

(Dollars in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2016, $7,152,127; 2015, $6,785,626)	$7,456,708	$7,091,340
Equity securities, available for sale, at fair value (cost 2016, $134,013; 2015, $95,722)	141,649	99,797
Short-term and other investments	401,015	456,893
Total investments	7,999,372	7,648,030
Cash	16,670	15,509
Deferred policy acquisition costs	267,580	253,176
Goodwill	47,396	47,396
Other assets	321,874	292,139
Separate Account (variable annuity) assets	1,923,932	1,800,722
Total assets	$10,576,824	$10,056,972

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,447,969	$5,126,842
Unpaid claims and claim expenses	329,888	323,720
Unearned premiums	246,274	232,841
Total policy liabilities	6,024,131	5,683,403
Other policyholder funds	708,950	692,652
Other liabilities	378,620	368,559
Long-term debt	247,209	246,975
Separate Account (variable annuity) liabilities	1,923,932	1,800,722
Total liabilities	9,282,842	8,792,311
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2016, 64,917,683; 2015, 64,537,554	65	65
Additional paid-in capital	453,479	442,648
Retained earnings	1,155,732	1,116,277
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	175,738	175,167
Net funded status of benefit plans	(11,817)	(11,794)
Treasury stock, at cost, 2016, 24,672,932 shares; 2015, 23,971,522 shares	(479,215)	(457,702)
Total shareholders' equity	1,293,982	1,264,661
Total liabilities and shareholders' equity	$10,576,824	$10,056,972

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Revenues
Insurance premiums and contract charges earned	$759,146	$731,880	$715,760
Net investment income	361,186	332,600	329,815
Net realized investment gains	4,123	12,713	10,917
Other income	4,455	3,255	4,193

Total revenues	1,128,910	1,080,448	1,060,685

Benefits, losses and expenses
Benefits, claims and settlement expenses	541,004	496,364	468,426
Interest credited	192,022	182,842	176,139
Policy acquisition expenses amortized	96,732	98,919	93,817
Operating expenses	173,112	157,411	161,992
Interest expense	11,808	13,122	14,198
Debt retirement costs	-	2,338	-

Total benefits, losses and expenses	1,014,678	950,996	914,572

Income before income taxes	114,232	129,452	146,113
Income tax expense	30,467	35,970	41,870

Net income	$83,765	$93,482	$104,243

Net income per share
Basic	$2.04	$2.23	$2.50
Diluted	$2.02	$2.20	$2.47

Weighted average number of shares and equivalent shares
Basic	41,158,349	41,914,864	41,646,281
Diluted	41,475,516	42,424,806	42,230,559

Net realized investment gains
Total other-than-temporary impairment losses on securities	$(11,401)	$(23,796)	$(6,385)
Portion of losses recognized in other comprehensive income (loss)	(290)	(4,300)	-
Net other-than-temporary impairment losses on securities recognized in earnings	(11,111)	(19,496)	(6,385)
Realized gains, net	15,234	32,209	17,302
Total	$4,123	$12,713	$10,917

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

Comprehensive income (loss)
Net income	$83,765	$93,482	$104,243
Other comprehensive income (loss), net of taxes:
Change in net unrealized investment gains and losses on fixed maturities and equity securities	571	(122,387)	163,564
Change in net funded status of benefit plans	(23)	1,159	(1,177)
Other comprehensive income (loss)	548	(121,228)	162,387
Total	$84,313	$(27,746)	$266,630

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Common stock, $0.001 par value
Beginning balance	$65	$64	$64
Options exercised, 2016, 142,203 shares; 2015, 85,532 shares; 2014, 435,665 shares	-	-	-
Conversion of common stock units, 2016, 15,629 shares; 2015, 8,293 shares; 2014, 10,834 shares	-	-	-
Conversion of restricted stock units, 2016, 222,297 shares; 2015, 198,681 shares; 2014, 169,444 shares	-	1	-
Ending balance	65	65	64

Additional paid-in capital
Beginning balance	442,648	422,232	407,056
Options exercised and conversion of common stock units and restricted stock units	2,696	13,605	13,906
Share-based compensation expense	8,135	6,811	1,270
Ending balance	453,479	442,648	422,232

Retained earnings
Beginning balance	1,116,277	1,065,318	1,000,312
Net income	83,765	93,482	104,243
Cash dividends, 2016, $1.06 per share; 2015, $1.00 per share; 2014, $0.92 per share	(44,310)	(42,523)	(39,237)
Ending balance	1,155,732	1,116,277	1,065,318

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	163,373	284,601	122,214
Change in net unrealized investment gains and losses on fixed maturities and equity securities	571	(122,387)	163,564
Change in net funded status of benefit plans	(23)	1,159	(1,177)
Ending balance	163,921	163,373	284,601

Treasury stock, at cost
Beginning balance, 2016, 23,971,522 shares; 2015, 23,308,430 shares; 2014, 23,117,554 shares	(457,702)	(435,752)	(430,341)
Acquisition of shares, 2016, 701,410 shares; 2015, 663,092 shares; 2014, 190,876 shares	(21,513)	(21,950)	(5,411)
Ending balance, 2016, 24,672,932 shares; 2015, 23,971,522 shares; 2014, 23,308,430 shares	(479,215)	(457,702)	(435,752)

Shareholders' equity at end of period	$1,293,982	$1,264,661	$1,336,463

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows - operating activities
Premiums collected	$710,646	$723,705	$707,275
Policyholder benefits paid	(511,017)	(534,359)	(486,295)
Policy acquisition and other operating expenses paid	(277,076)	(267,854)	(262,765)
Federal income taxes paid	(27,847)	(24,861)	(29,195)
Investment income collected	344,778	330,034	324,252
Interest expense paid	(11,754)	(13,521)	(13,902)
Other	(20,312)	(6,101)	(17,437)
Net cash provided by operating activities	207,418	207,043	221,933

Cash flows - investing activities
Fixed maturities
Purchases	(1,566,047)	(1,490,376)	(1,309,267)
Sales	429,251	445,100	261,696
Maturities, paydowns, calls and redemptions	799,653	683,335	451,074
Purchase of other invested assets	(83,588)	(38,018)	(16,041)
Net cash provided by (used in) short-term and other investments	95,371	(15,890)	47,023
Net cash used in investing activities	(325,360)	(415,849)	(565,515)

Cash flows - financing activities
Dividends paid to shareholders	(44,310)	(42,523)	(39,237)
Proceeds from issuance of Senior Notes due 2025	-	246,937	-
Redemption of Senior Notes due 2016	-	(127,292)	-
Maturity of Senior Notes due 2015	-	(75,000)	-
Principal repayment on Bank Credit Facility	-	(38,000)	-
Acquisition of treasury stock	(21,513)	(21,950)	(5,411)
Exercise of stock options	3,329	1,629	8,252
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	520,211	623,021	730,632
Benefits, withdrawals and net transfers to
Separate Account (variable annuity) assets	(349,915)	(354,735)	(326,374)
Life policy accounts
Deposits	4,018	1,455	1,093
Withdrawals and surrenders	(3,965)	(3,985)	(4,883)
Cash received (paid) related to repurchase agreements	-	-	(25,848)
Change in bank overdrafts	11,248	3,083	(1,156)
Net cash provided by financing activities	119,103	212,640	337,068

Net increase (decrease) in cash	1,161	3,834	(6,514)

Cash at beginning of period	15,509	11,675	18,189

Cash at end of period	$16,670	$15,509	$11,675

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

The subsidiaries of HMEC market and underwrite personal lines of property and casualty insurance products (primarily personal lines automobile and homeowners insurance), retirement products (primarily tax-qualified annuities) and life insurance, primarily to K-12 teachers, administrators and other employees of public schools and their families. HMEC’s principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no subsequent events requiring adjustment to the financial statements or disclosure.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Investments

The Company invests primarily in fixed maturity securities (“fixed maturities”). This category includes primarily bonds and notes, but also includes redeemable preferred stocks. These securities are classified as available for sale and carried at fair value. The adjustment for net unrealized investment gains and losses on all securities available for sale, carried at fair value, is recorded as a separate component of accumulated other comprehensive income within shareholders' equity, net of applicable deferred taxes and the related impact on deferred policy acquisition costs associated with annuity contracts and life insurance products with account values that would have occurred if the securities had been sold at their aggregate fair value and the proceeds reinvested at current yields.

Equity securities are classified as available for sale and carried at fair value. This category includes nonredeemable preferred stocks and common stocks.

Short-term and other investments are comprised of short-term fixed maturity securities, generally carried at cost which approximates fair value; derivative instruments (all call options), carried at fair value; policy loans, carried at unpaid principal balances; mortgage loans, carried at unpaid principal; certain alternative investments (primarily investments in limited partnerships) which are accounted for as equity method investments; and restricted Federal Home Loan Bank membership and activity stocks, carried at redemption value which approximates fair value.

The Company invests in fixed maturity securities and alternative investment funds that could qualify as variable interest entities, including corporate securities, mortgage-backed securities and asset-backed securities. Such securities have been reviewed and determined not to be subject to consolidation as the Company is not the primary beneficiary of these securities because the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance.

Investment income is recognized as earned. Investment income reflects amortization of premiums and accrual of discounts on an effective-yield basis.

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

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in the amortized cost basis; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. When an other-than-temporary impairment is deemed to have occurred, the investment is written-down to fair value, with a realized loss charged to income for the period for the full loss amount for all equity securities and the credit-related loss portion associated with impaired fixed maturity securities. The amount of the total other-than-temporary impairment related to non-credit factors for fixed maturity securities is recognized in other comprehensive income, net of applicable taxes, in which the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis.

With respect to fixed maturity securities involving securitized financial assets — primarily asset-backed and commercial mortgage-backed securities in the Company’s portfolio — the securitized financial asset securities’ underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected cash flows.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DAC”) asset by segment was as follows:

	December 31,
	2016	2015

Retirement (annuity)	$188,117	$178,300
Life	51,859	48,191
Property and Casualty	27,604	26,685
Total	$267,580	$253,176

Policy acquisition costs, consisting of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, are deferred and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, deferred policy acquisition costs are amortized over 20 years in proportion to estimated gross profits. Deferred policy acquisition costs are amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for indexed universal life contracts. For other individual life contracts, deferred policy acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15, 20 or 30 years). For Property and Casualty policies, deferred policy acquisition costs are amortized over the terms of the insurance policies (6 or 12 months).

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The Company periodically reviews the assumptions and estimates used in deferring policy acquisition costs and also periodically reviews its estimations of gross profits, a process sometimes referred to as “unlocking”. The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of net realized investment gains and losses. For the variable deposit portion of the Retirement segment, the Company amortizes deferred policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained deviations are experienced. The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes.

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

	Year Ended December 31,
	2016	2015	2014
Increase (decrease) to amortization:
Annuity	$(313)	$3,403	$1,224
Life	(394)	(34)	(131)
Total	$(707)	$3,369	$1,093

Deferred policy acquisition costs for investment contracts and life insurance products with account values are adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. This adjustment reduced the deferred policy acquisition costs by $40,274 and $38,819 at December 31, 2016 and 2015, respectively. The after tax impact of this adjustment is included in accumulated other comprehensive income (net unrealized investment gains and losses on fixed maturities and equity securities) within shareholders' equity.

Deferred policy acquisition costs is reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the years ended December 31, 2016, 2015 and 2014.

Goodwill

When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company.

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

The allocation of goodwill by reporting unit is as follows:

Retirement	$28,025
Life	9,911
Property and Casualty	9,460
Total	$47,396

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

The Company completed its annual goodwill assessment for the individual reporting units as of October 1, 2016 and did not utilize the option to perform an initial assessment of qualitative factors. The first step of the Company’s analysis indicated that fair value exceeded carrying value for all reporting units. The process of evaluating goodwill for impairment required management to make multiple judgments and assumptions to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

As part of the Company’s October 1, 2016 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to several factors, most notably market sentiment, trading volume and transaction premium. The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances. There were no other events or material changes in circumstances during 2016 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

During each year from 2014 through 2016, the Company completed the required annual testing; no impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.

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

	December 31,
	2016	2015

Property and equipment	$120,712	$107,876
Less: accumulated depreciation	88,524	82,236
Total	$32,188	$25,640

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

	December 31,
	2016	2015

Investment contract reserves	$4,360,456	$4,072,102
Life policy reserves	1,087,513	1,054,740
Total	$5,447,969	$5,126,842

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force.

Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method including assumptions as to investment yields, mortality, persistency, expenses and other assumptions based on the Company’s experience, including a provision for adverse deviation. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. If experience is less favorable than the assumptions, additional liabilities may be established, resulting in a charge to income for that period. At December 31, 2016, reserve investment yield assumptions ranged from 3.5% to 8.0%.

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

	December 31,
	2016	2015

GMDB reserve	$225	$358
Aggregate in-the-money death benefits under the GMDB provision	32,106	35,563
Variable annuity contract value distribution based on GMDB feature:
No guarantee	32%	32%
Return of premium guarantee	62%	62%
Guarantee of premium roll-up at an annual rate of 3% or 5%	6%	6%
Total	100%	100%

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

Federal Home Loan Bank Funding Agreements

In 2013, one of the Company's subsidiaries, Horace Mann Life Insurance Company (“HMLIC”), became a member of the FHLB, which provides HMLIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of member stock, in June 2013, HMLIC purchased common stock to meet the membership requirement. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 5.0% of the borrowing, or a lower percentage — such as 2.0% based on the Reduced Capitalization Advance Program. For FHLB advances and funding agreements combined, HMEC's Board of Directors has authorized a maximum amount equal to 10% of HMLIC’s admitted assets using prescribed statutory accounting principles. On both September 18, 2014 and December 27, 2013, the Company received $250,000 under funding agreements and on December 28, 2015, an additional $75,000 was received under a funding agreement. For the total $575,000 received, $250,000 matures on September 13, 2019, $125,000 matures on December 15, 2023 and $200,000 matures on January 16, 2026. Interest on the funding agreements accrues at an annual weighted average rate of 0.52% as of December 31, 2016. FHLB borrowings of $575,000 are included in Other policyholder funds in the Consolidated Balance Sheet.

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

Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of RSUs is measured at the market price of the Company’s common stock on the date of grant, with the exception of market-based performance awards, for which the Company uses a Monte Carlo simulation model to determine fair value for purposes of measuring RSU expense. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $1,207, $1,285 and $1,270, respectively, in stock option expense as a result of the vesting of stock options during the respective periods. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $6,929, $892 and $6,132, respectively, in RSU expense as a result of the earning and/or vesting of RSUs during the respective periods.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

In 2016, 2015 and 2014, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for stock options granted in each year. The fair value of stock options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table.

	Year Ended December 31,
	2016	2015	2014

Number of stock options granted	307,176	142,908	175,632
Weighted average grant date fair value of stock options granted	$5.01	$11.18	$9.01
Weighted average assumptions:
Risk-free interest rate	1.3%	1.7%	1.9%
Expected dividend yield	3.2%	2.6%	2.5%
Expected life, in years	4.9	7.2	5.7
Expected volatility (based on historical volatility)	25.6%	42.8%	40.3%

The weighted average fair value of nonvested stock options outstanding on December 31, 2016 was $6.82. Total unrecognized compensation expense relating to the nonvested stock options outstanding as of December 31, 2016 was approximately $2,299. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2017 through 2020. Expense is reflected on a straight-line basis over the vesting period for the entire award.

Total unrecognized compensation expense relating to RSUs outstanding as of December 31, 2016 was approximately $9,517. This amount will be recognized as expense over the remainder of the earning and vesting period, which is scheduled to be 2017 through 2020. Expense is reflected on a straight-line basis from the date of grant through the end of the vesting period for the entire award.

Income Taxes

The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2016, 2015 and 2014 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.

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

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2016	2015	2014
Basic:
Net income for the period	$83,765	$93,482	$104,243
Weighted average number of common shares during the period (in thousands)	41,158	41,915	41,646
Net income per share - basic	$2.04	$2.23	$2.50

Diluted:
Net income for the period	$83,765	$93,482	$104,243
Weighted average number of common shares during the period (in thousands)	41,158	41,915	41,646
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	100	158	137
Common stock units related to deferred compensation for employees	52	55	70
Restricted common stock units related to incentive compensation	166	297	378
Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	41,476	42,425	42,231
Net income per share - diluted	$2.02	$2.20	$2.47

Options to purchase 413,406 shares of common stock at $31.01 to $36.04 per share were granted in 2015 through 2016 but were not included in the computation of 2016 diluted earnings per share because of their anti-dilutive effect as a result of the effect of unrecognized compensation cost. The options, which expire in 2025 through 2026, were still outstanding at December 31, 2016.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income (loss) is equal to net income plus or minus the after tax change in net unrealized gains and losses on fixed maturities and equity securities and the after tax change in net funded status of benefit plans for the period as shown in the Consolidated Statements of Changes in Shareholders' Equity. Accumulated other comprehensive income (loss) represents the accumulated change in shareholders’ equity from these transactions and other events and circumstances from non-shareholder sources as shown in the Consolidated Balance Sheets.

In the Consolidated Balance Sheets, the Company recognizes the funded status of benefit plans as a component of accumulated other comprehensive income (loss), net of tax.

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2016	2015	2014

Net income	$83,765	$93,482	$104,243
Other comprehensive income (loss):
Change in net unrealized investment gains and losses on fixed maturities and equity securities:
Net unrealized investment gains and losses on fixed maturities and equity securities arising during the period	6,144	(178,035)	264,136
Less: reclassification adjustment for net gains included in income before income tax	5,176	11,667	10,943
Total, before tax	968	(189,702)	253,193
Income tax expense (benefit)	397	(67,315)	89,629
Total, net of tax	571	(122,387)	163,564
Change in net funded status of benefit plan obligations:
Before tax	(37)	1,815	(1,810)
Income tax expense (benefit)	(14)	656	(633)
Total, net of tax	(23)	1,159	(1,177)
Total comprehensive income (loss)	$84,313	$(27,746)	$266,630

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Accumulated Other Comprehensive Income (Loss)

The following table reconciles the components of accumulated other comprehensive income (loss) for the periods indicated.

	Unrealized
	Gains and
	Losses on
	Fixed Maturities
	and Equity	Defined
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, January 1, 2016	$175,167	$(11,794)	$163,373
Other comprehensive income (loss) before reclassifications	3,935	(23)	3,912
Amounts reclassified from accumulated other comprehensive income (loss)	(3,364)	-	(3,364)
Net current period other comprehensive income (loss)	571	(23)	548
Ending balance, December 31, 2016	$175,738	$(11,817)	$163,921

Beginning balance, January 1, 2015	$297,554	$(12,953)	$284,601
Other comprehensive income (loss) before reclassifications	(114,803)	1,159	(113,644)
Amounts reclassified from accumulated other comprehensive income (loss)	(7,584)	-	(7,584)
Net current period other comprehensive income (loss)	(122,387)	1,159	(121,228)
Ending balance, December 31, 2015	$175,167	$(11,794)	$163,373

Beginning balance, January 1, 2014	$133,990	$(11,776)	$122,214
Other comprehensive income (loss) before reclassifications	170,677	(1,177)	169,500
Amounts reclassified from accumulated other comprehensive income (loss)	(7,113)	-	(7,113)
Net current period other comprehensive income (loss)	163,564	(1,177)	162,387
Ending balance, December 31, 2014	$297,554	$(12,953)	$284,601

(1)	All amounts are net of tax.
(2)	The pretax amounts reclassified from accumulated other comprehensive income, $5,176, $11,667 and $10,943, are included in net realized investment gains and losses and the related tax expenses, $1,812, $4,083 and $3,830, are included in income tax expense in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Reclassification and Retrospective Adoption

The Company has reclassified the presentation of certain prior period information to conform to the current year’s presentation.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Adopted Accounting Standards

Disclosures About Short-Duration Insurance Contracts

Effective December 31, 2016, the Company adopted accounting guidance which requires expanded disclosure regarding claims on short-duration insurance contracts, which applies primarily to the contracts in the Company’s Property and Casualty segment.

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

Pending Accounting Standards

Simplifying the Test for Goodwill Impairment

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill for reporting units with zero or negative carrying amounts. Public business entities should adopt the guidance prospectively for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application is permitted. Management believes the adoption of this accounting guidance will not have a material effect on how it tests goodwill for impairment.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Statement of Cash Flows — Classification

In August 2016, the FASB issued guidance to reduce diversity in practice in the statement of cash flows between operating, investing and financing activities related to the classification of cash receipts and cash payments for eight specific issues. The FASB acknowledged that current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues: (1) debt prepayment or extinguishment costs; (2) settlement of zero-coupon bonds (pertains to issuers); (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims (pertains to claimants); (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions (pertains to transferors) and (8) separately identifiable cash flows and application of the predominance principle. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years, using a retrospective approach. The guidance allows prospective adoption for individual issues if it is impracticable to apply the amendments retrospectively for those issues. Early application is permitted. Management believes the adoption of this accounting guidance will not have a material effect on the classifications in the Company’s consolidated statement of cash flows. The adoption of this accounting guidance will not have any effect on the results of operations or financial position of the Company.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Employee Share-based Payment Accounting

In March 2016, the FASB issued guidance to simplify and improve the accounting for employee share-based payment transactions. Under the new guidance, several aspects of the accounting for share-based payment transactions are changed including: (1) the entire tax impact of the difference between a company’s share-based payment deduction for tax purposes and the compensation cost recognized in the financial statements (“excess tax benefits”) will be recorded in the income statement (the additional paid-in capital pool is eliminated) and classified with other income tax cash flows as an operating activity in the statement of cash flows; (2) election of an accounting policy regarding forfeitures, either retaining the current GAAP approach of estimating forfeitures or accounting for forfeitures when they occur; (3) companies may withhold up to the maximum individual statutory tax rate without triggering classification of the award as a liability; (4) cash paid to satisfy the statutory income tax withholding obligation is to be classified as a financing activity in the statement of cash flows; and (5) certain additional aspects which apply only to nonpublic entities. There are different approaches specified for transition to the new guidance encompassing prospective, retrospective and modified retrospective (cumulative-effect adjustment) approaches. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. Early application is permitted; however, all components of the guidance must be implemented at the same time. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, the FASB issued accounting guidance to improve certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Among other things, this guidance requires public entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income and to perform a qualitative assessment to identify impairment for equity investments without readily determinable fair values. Companies are required to apply this guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption and, for the guidance related to equity securities without readily determinable fair values, companies are required to apply a prospective approach to equity investments that exist as of the date of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted. The guidance will not have an impact on the Company’s financial position and management is evaluating the impact that this guidance will have on the Company’s results of operations.

Revenue Recognition

In May 2014, the FASB issued accounting guidance to provide a single comprehensive model in accounting for revenue arising from contracts with customers. The guidance applies to all contracts with customers; however, insurance contracts are specifically excluded from this updated guidance. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016. The Company plans to adopt the guidance as of January 1, 2018. Management believes the adoption of this accounting guidance will not have a material effect on the results of operations or financial position, and related disclosures, of the Company.

NOTE 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index call option contracts) to economically hedge risk associated with its fixed indexed annuity and indexed universal life products’ contingent liabilities. The Company’s fixed indexed annuity and indexed universal life products include embedded derivative features that are discussed in “Note 1 — Summary of Significant Accounting Policies — Investment Contract and Life Policy Reserves — Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies”. The Company's investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s insurance products during the three years ended December 31, 2016.

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2016	2015	2014

Fixed maturities	$342,773	$326,207	$317,756
Equity securities	4,703	4,355	4,849
Short-term and other investments	9,668	9,187	8,459
Other invested assets (equity method investments)	13,609	1,984	7,229
Total investment income	370,753	341,733	338,293
Investment expenses	(9,567)	(9,133)	(8,478)
Net investment income	$361,186	$332,600	$329,815

Realized Investment Gains (Losses)

Net realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2016	2015	2014

Fixed maturities	$5,784	$10,289	$8,150
Equity securities	(608)	1,378	2,793
Short-term investments and other	(1,053)	1,046	(26)
Net realized investment gains	$4,123	$12,713	$10,917

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

NOTE 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities and also includes equity securities. The amortized cost or cost, net unrealized investment gains and losses, fair values and other-than-temporary impairment included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio were as follows:

	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (1)
December 31, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$412,891	$33,168	$3,640	$442,419	$-
Other, including
U.S. Treasury securities	458,745	18,518	10,120	467,143	-
Municipal bonds	1,648,252	143,733	22,588	1,769,397	-
Foreign government bonds	93,864	5,102	297	98,669	-
Corporate bonds	2,672,818	152,229	14,826	2,810,221	-
Other mortgage-backed securities	1,865,557	22,241	18,939	1,868,859	1,618
Totals	$7,152,127	$374,991	$70,410	$7,456,708	$1,618

Equity securities (3)	$134,013	$13,210	$5,574	$141,649	$-

December 31, 2015
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$461,862	$44,413	$1,861	$504,414	$-
Other, including
U.S. Treasury securities	532,373	21,153	7,415	546,111	-
Municipal bonds	1,553,603	165,680	10,340	1,708,943	(4,140)
Foreign government bonds	67,441	6,288	112	73,617	-
Corporate bonds	2,687,376	140,873	48,834	2,779,415	-
Other mortgage-backed securities	1,482,971	16,830	20,961	1,478,840	1,382
Totals	$6,785,626	$395,237	$89,523	$7,091,340	$(2,758)

Equity securities (3)	$95,722	$8,405	$4,330	$99,797	$-

(1)	Related to securities for which an unrealized loss was bifurcated to distinguish the credit-related portion and the portion driven by other market factors. Represents the amount of other-than-temporary impairment losses in AOCI which was not included in earnings; amounts also include net unrealized investment gains and losses on such impaired securities relating to changes in the fair value of those securities subsequent to the impairment measurement date.
(2)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $196,468 and $231,294; Federal Home Loan Mortgage Corporation (“FHLMC”) of $284,050 and $363,957; and Government National Mortgage Association (“GNMA”) of $115,627 and $130,940 as of December 31, 2016 and 2015, respectively.
(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

NOTE 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at December 31, 2016 and 2015, respectively. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2016 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at December 31, 2016.

	12 months or less		More than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$76,573	$3,096	$3,235	$544	$79,808	$3,640
Other	219,372	10,120	-	-	219,372	10,120
Municipal bonds	408,163	19,006	9,928	3,582	418,091	22,588
Foreign government bonds	24,182	297	-	-	24,182	297
Corporate bonds	459,402	11,056	57,261	3,770	516,663	14,826
Other mortgage-backed securities	750,557	13,550	229,106	5,389	979,663	18,939
Total fixed maturity securities	1,938,249	57,125	299,530	13,285	2,237,779	70,410
Equity securities (1)	56,676	4,567	7,956	1,007	64,632	5,574
Combined totals	$1,994,925	$61,692	$307,486	$14,292	$2,302,411	$75,984

Number of positions with a gross unrealized loss	629		102		731
Fair value as a percentage of total fixed maturities and equity securities fair value	26.3%		4.0%		30.3%

December 31, 2015
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$48,097	$1,748	$1,595	$113	$49,692	$1,861
Other	248,478	7,338	1,921	77	250,399	7,415
Municipal bonds	168,939	5,382	21,717	4,958	190,656	10,340
Foreign government bonds	11,867	112	-	-	11,867	112
Corporate bonds	858,647	37,244	50,340	11,590	908,987	48,834
Other mortgage-backed securities	929,268	19,165	140,561	1,796	1,069,829	20,961
Total fixed maturity securities	2,265,296	70,989	216,134	18,534	2,481,430	89,523
Equity securities (1)	38,764	3,022	8,379	1,308	47,143	4,330
Combined totals	$2,304,060	$74,011	$224,513	$19,842	$2,528,573	$93,853

Number of positions with a gross unrealized loss	684		78		762
Fair value as a percentage of total fixed maturities and equity securities fair value	32.0%		3.1%		35.1%

(1)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

NOTE 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 88% of the gross unrealized loss as of December 31, 2016. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of December 31, 2016 and 2015 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income (loss):

	Year Ended December 31,
	2016	2015
Cumulative credit loss (1)
Beginning of period	$7,844	$2,877
New credit losses	300	4,967
Increases to previously recognized credit losses	5,859	-
Losses related to securities sold or paid down during the period	(300)	-
End of period	$13,703	$7,844

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

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

	December 31, 2016
			Percent of
	Amortized	Fair	Total Fair
	Cost	Value	Value
Estimated expected maturity:
Due in 1 year or less	$276,403	$290,811	3.9%
Due after 1 year through 5 years	2,051,674	2,140,074	28.7%
Due after 5 years through 10 years	2,518,896	2,624,759	35.2%
Due after 10 years through 20 years	1,397,499	1,454,057	19.5%
Due after 20 years	907,655	947,007	12.7%
Total	$7,152,127	$7,456,708	100.0%

Average option-adjusted duration, in years	5.9

NOTE 2 - Investments-(Continued)

Proceeds received from sales of fixed maturities and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were:

	Year Ended December 31,
	2016	2015	2014
Fixed maturity securities
Proceeds received	$429,251	$445,100	$261,696
Gross gains realized	15,915	22,476	13,224
Gross losses realized	(4,163)	(5,487)	(6,325)

Equity securities
Proceeds received	$21,210	$31,621	$17,194
Gross gains realized	2,869	6,604	3,206
Gross losses realized	(935)	(672)	(482)

Net Unrealized Investment Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized investment gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Year Ended December 31,
	2016	2015	2014
Net unrealized investment gains and losses on fixed maturity securities, net of tax
Beginning of period	$198,714	$336,604	$146,489
Change in unrealized investment gains and losses	3,024	(131,202)	195,413
Reclassification of net realized investment (gains) losses to net income	(3,760)	(6,688)	(5,298)
End of period	$197,978	$198,714	$336,604

Net unrealized investment gains and losses on equity securities, net of tax
Beginning of period	$2,649	$6,988	$4,618
Change in unrealized investment gains and losses	1,919	(3,443)	4,185
Reclassification of net realized investment (gains) losses to net income	395	(896)	(1,815)
End of period	$4,963	$2,649	$6,988

Investment in Entities Exceeding 10% of Shareholders' Equity

At December 31, 2016 and 2015, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

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

Net Amounts
of Assets/
		Gross	Liabilities	Gross Amounts Not Offset
		Amounts	Presented	in the Consolidated
		Offset in the	in the	Balance Sheets
		Consolidated	Consolidated		Cash
	Gross	Balance	Balance	Financial	Collateral	Net
	Amounts	Sheets	Sheets	Instruments	Received	Amount
December 31, 2016
Asset derivatives
Free-standing derivatives	$8,694	$-	$8,694	$-	$8,824	$(130)

December 31, 2015
Asset derivatives
Free-standing derivatives	2,501	-	2,501	-	2,617	(116)

Deposits

At December 31, 2016 and 2015, fixed maturity securities with a fair value of $18,119 and $18,312, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at December 31, 2016 and 2015, fixed maturity securities with a fair value of $620,489 and $621,077, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $575,000 at both of the respective dates. The deposited securities are included in “Fixed maturities” on the Company’s Consolidated Balance Sheets.

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

The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio, based on fair value, was priced through pricing services or index priced as of both December 31, 2016 and 2015. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analyses, the securities were generally classified as Level 2, otherwise they were classified as Level 3. There were no significant changes to the valuation process during 2016.

At December 31, 2016, all of the equity securities portfolio was priced from observable market quotations. Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analyses that are based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in 2016.

Short-term and other investments are comprised of short-term fixed maturity securities, derivative instruments (all call options), policy loans, mortgage loans, and restricted FHLB membership and activity stocks, as well as certain alternative investments which are accounted for using the equity method and therefore excluded from the fair value tabular disclosures.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

In summary, the following investments are carried at fair value:

•	Fixed maturity securities, as described above.
•	Equity securities, as described above.
•	Short-term fixed maturity securities — Because of the nature of these assets, carrying amounts generally approximate fair values.
•	Derivative instruments, all call options — Fair values are based on the amount of cash expected to be received to settle each derivative instrument on the reporting date. These amounts are obtained from each of the counterparties using industry accepted valuation models and observable inputs. Significant inputs include contractual terms, underlying index prices, market volatilities, interest rates and dividend yields.
•	FHLB membership and activity stocks — Fair value is based on redemption value, which is equal to par value.

The following investments are not carried at fair value; disclosure is provided:

•	Policy loans — Fair value is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans.
•	Mortgage loans — Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Other Policyholder Funds

Other policyholder funds are liabilities related to supplementary contracts without life contingencies and dividend accumulations, as well as balances outstanding under funding agreements with the FHLB and embedded derivatives related to fixed indexed annuities (“FIA”). Except for embedded derivatives, each of these components is carried at cost, which management believes is a reasonable estimate of fair value due to the relatively short duration of these items, based on the Company’s past experience.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At December 31, 2016, these Level 3 invested assets comprised approximately 2.7% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets
Investments
Fixed maturities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$442,419	$442,419	$-	$439,004	$3,415
Other, including
U.S. Treasury securities	467,143	467,143	13,631	453,512	-
Municipal bonds	1,769,397	1,769,397	-	1,722,900	46,497
Foreign government bonds	98,669	98,669	-	98,669	-
Corporate bonds	2,810,221	2,810,221	13,532	2,736,498	60,191
Other mortgage-backed securities	1,868,859	1,868,859	-	1,767,615	101,244
Total fixed maturities	7,456,708	7,456,708	27,163	7,218,198	211,347
Equity securities	141,649	141,649	98,632	43,011	6
Short-term investments	44,918	44,918	44,167	-	751
Other investments	20,194	20,194	-	20,194	-
Totals	7,663,469	7,663,469	169,962	7,281,403	212,104
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	158	158	-	158	-
Other policyholder funds, embedded derivatives	59,393	59,393	-	-	59,393

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any other transfers between Levels 1 and 2 during the years ended December 31, 2016 and 2015. The following tables present reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

								Financial
	Financial Assets							Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturities	Equity Securities	Short-term Investments	Total

Beginning balance, January 1, 2016	$30,379	$67,575	$75,466	$173,420	$6	$-	$173,426	$39,021
Transfers into Level 3 (3)	17,710	27,561	39,128	84,399	-	751	85,150	-
Transfers out of Level 3 (3)	-	(14,334)	(6,694)	(21,028)	-	-	(21,028)	-
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	-	(1,833)	(56)	(1,889)	-	-	(1,889)	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	-	5,011
Net unrealized investment gains (losses) included in other comprehensive income	(990)	(205)	5,895	4,700	-	-	4,700	-
Purchases	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	17,113
Sales	-	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(602)	(18,573)	(9,080)	(28,255)	-	-	(28,255)	(1,752)
Ending balance, December 31, 2016	$46,497	$60,191	$104,659	$211,347	$6	$751	$212,104	$59,393

Beginning balance, January 1, 2015	$13,628	$74,717	$82,949	$171,294	$6	$-	$171,300	$20,049
Transfers into Level 3 (3)	16,326	5,729	15,685	37,740	-	-	37,740	-
Transfers out of Level 3 (3)	-	(1,351)	(9,663)	(11,014)	-	-	(11,014)	-
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	-	1,087	-	1,087	(3)	-	1,084	-
Net realized (gains) losses included in net income related to financial liabilities	-	-	-	-	-	-	-	(2,528)
Net unrealized investment gains (losses) included in other comprehensive income	782	(1,935)	(854)	(2,007)	4	-	(2,003)	-
Purchases	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	23,595
Sales	-	(476)	-	(476)	(1)	-	(477)	-
Settlements	-	-	-	-	-	-	-	-
Paydowns, maturities and distributions	(357)	(10,196)	(12,651)	(23,204)	-	-	(23,204)	(2,095)
Ending balance, December 31, 2015	$30,379	$67,575	$75,466	$173,420	$6	$-	$173,426	$39,021

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.
(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.
(3)	Transfers into and out of Level 3 during the years ended December 31, 2016 and 2015 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At December 31, 2016, the Company impaired a Level 3 security for a $1,833 realized loss. At December 31, 2015, there were no net realized investment gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the years ended December 31, 2016 and 2015, realized gains/(losses) of ($5,011) and $2,528, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held.

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

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets
Investments
Other investments	$151,965	$156,536	$-	$-	$156,536
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,360,456	4,280,528	-	-	4,280,528
Investment contract and life policy reserves, account values on life contracts	79,591	85,066	-	-	85,066
Other policyholder funds	649,557	649,557	-	575,253	74,304
Long-term debt	247,209	248,191	248,191	-	-

December 31, 2015
Financial Assets
Investments
Other investments	$148,759	$153,228	$-	$-	$153,228
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,072,102	4,049,840	-	-	4,049,840
Investment contract and life policy reserves, account values on life contracts	77,429	81,360	-	-	81,360
Other policyholder funds	653,631	653,631	-	575,104	78,527
Long-term debt	246,975	252,700	252,700	-	-

NOTE 4 - Derivative Instruments

In February 2014, the Company began offering fixed indexed annuity products (“FIA”), which are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index. In October 2015, the Company began offering indexed universal life products (“IUL”), which also credit interest based on a percentage of the gain in a specified market index. When deposits are received for FIA and IUL contracts, a portion is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to FIA and IUL policyholders. For the Company, substantially all such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with the change in fair value included in Net realized investment gains and losses, a component of revenues, in the Consolidated Statements of Operations.

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

	December 31,
	2016	2015
Assets
Derivative instruments, included in Short-term and other investments	$8,694	$2,501

Liabilities
Fixed indexed annuities - embedded derivatives, included in Other policyholder funds	59,393	39,021
Indexed universal life - embedded derivatives, included in Investment contract and life policy reserves	158	14

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

	Year Ended December 31,
	2016	2015	2014
Change in fair value of derivatives (1):
Revenues
Net realized investment gains (losses)	$4,024	$(1,483)	$995

Change in fair value of embedded derivatives:
Revenues
Net realized investment gains (losses)	(5,076)	2,529	(1,157)

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

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

The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

	December 31, 2016				December 31, 2015
	Credit Rating (1)		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody’s	Amount	Value	Amount	Value

Bank of America, N.A.	A+	A1	$38,500	$1,934	$17,000	$5
Barclays Bank PLC	A-	A1	66,800	1,543	7,600	137
Citigroup Inc.	BBB+	Baa1	-	-	17,300	845
Credit Suisse International	A	A1	65,200	4,281	12,000	167
Societe Generale	A	A2	15,600	936	80,800	1,347

Total			$186,100	$8,694	$134,700	$2,501

(1)	As assigned by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).

NOTE 4 - Derivative Instruments-(Continued)

As of December 31, 2016 and 2015, the Company held $8,824 and $2,617, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 per counterparty.

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

	Year Ended December 31,
	2016	2015	2014
Property and Casualty segment
Gross reserves, beginning of year (1)	$301,569	$311,097	$275,809
Less: reinsurance recoverables	50,332	43,740	14,107
Net reserves, beginning of year (2)	251,237	267,357	261,702
Incurred claims and claim expenses:
Claims occurring in the current year	471,099	432,811	416,512
Decrease in estimated reserves for
claims occurring in prior years (3)	(7,000)	(12,500)	(17,000)
Total claims and claim expenses incurred (4)	464,099	420,311	399,512
Claims and claim expense payments for claims occurring during:
Current year	323,025	294,449	273,699
Prior years	145,753	141,982	120,158
Total claims and claim expense payments	468,778	436,431	393,857
Net reserves, end of year (2)	246,558	251,237	267,357
Plus: reinsurance recoverables	61,199	50,332	43,740
Gross reserves, end of year (1)	$307,757	$301,569	$311,097

(1)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for the Life and Retirement segments of $22,131, $22,151 and $14,687 as of December 31, 2016, 2015 and 2014, respectively, in addition to Property and Casualty segment reserves.
(2)	Reserves net of anticipated reinsurance recoverables.
(3)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2016, 2015 and 2014.
(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for the Life and Retirement segments of $76,905, $76,053 and $68,914 for the years ended December 31, 2016, 2015 and 2014, respectively, in addition to the Property and Casualty segment amounts.

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

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, given the relatively large proportion (approximately 80% as of December 31, 2016) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.

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

An accident year refers to classifying claims based on the year in which the claim occurred. For estimating short-tail coverage reserves (e.g. homeowners and automobile physical damage), which comprise approximately 15% of the Company’s total loss reserves as of December 31, 2016, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (primarily related to automobile liability), which comprise approximately 85% of the Company’s total loss reserves as of December 31, 2016, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

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

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Claim count estimates are also established for claims as they occur for each line of business based on estimates of the ultimate claim counts. (These counts are derived by counting the number of claimants by insurance coverage.) The primary actuarial techniques (development of paid claim counts, and development of reported claim counts) used to estimate ultimate claim counts are applied to actual paid claim counts and reported claim counts (paid claims plus individual unpaid claims set by claim adjusters) for an accident year to create an estimate of how claims are likely to develop over time. An accident year refers to classifying claims based on the year in which the claim occurred. The ultimate claim count generally gives equal consideration to the results of the two actuarial techniques described.

Occasionally, unusual aberrations in claim reporting patterns or claims payment patterns may occur. In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors, and actuarial judgment is applied to make appropriate development factor assumptions needed to develop a best estimate of ultimate claims.

See tables on the following pages of Note 5 for details of the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration and tables illustrating the incurred and paid claims development information by accident year on a net basis for the lines of Homeowners, Auto Liability, and Auto Physical Damage, which represents over 97% of the Company’s incurred losses for 2016.

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

Based on the Company’s products and coverages, historical experience, and various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property and Casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6% of reserves, which equates to plus or minus approximately $10,000 of net income as of December 31, 2016. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $17,000 in 2014, $12,500 in 2015 and $7,000 in 2016. The favorable development in 2014 was predominantly the result of favorable frequency and severity trends in automobile liability loss emergence for accident years 2011 and prior. In 2015, the favorable development was predominantly the result of favorable frequency and severity trends in automobile liability loss emergence for accident years 2013 and prior, as well as favorable severity trends in property for accident years 2013 and prior. In 2016, the favorable development was predominantly the result of favorable severity trends in property for accident years 2014 and prior.

The Company completes a detailed study of Property and Casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's Property and Casualty reserves at December 31 of each year. The result of the independent actuarial study at December 31, 2016 was consistent with management’s analysis and selected estimates and did not result in any adjustments to the Company’s recorded Property and Casualty reserves.

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

Below is the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners	76.8%	18.4%	2.8%	1.4%	0.7%	0.2%	0.1%	-	0.1%	-
Auto liability	41.0%	34.3%	13.8%	6.3%	2.4%	1.0%	0.4%	0.2%	0.1%	0.1%
Auto physical damage	95.1%	4.9%	-	-	-	-	-	-	-	-

The following tables illustrate the incurred and paid claims development by accident year on a net basis for the lines of homeowners, auto liability and auto physical damage. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Homeowners
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Year Ended December 31,											As of December 31, 2016
											Total of Incurred-
											But-Not-Reported
											Liabilities Plus	Cumulative
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Audited	Expected Development	Number of
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	on Reported Claims	Reported Claims

2007	$85,552	$85,725	$84,666	$85,605	$83,198	$83,266	$83,241	$83,090	$83,101	$83,111	$-	19,298
2008		140,469	136,743	136,002	139,743	139,232	139,511	139,472	139,348	139,306	-	31,376
2009			113,274	112,280	112,970	113,096	113,357	113,230	113,216	112,900	22	20,320
2010				140,994	136,907	133,358	133,235	133,216	133,136	132,859	235	23,624
2011					150,141	150,334	150,791	148,860	148,755	148,414	358	27,676
2012						108,754	109,156	109,360	106,486	106,309	502	20,239
2013							105,584	107,489	103,982	102,406	1,023	18,066
2014								111,647	113,506	109,058	3,136	18,400
2015									111,706	115,134	4,480	17,054
2016										115,931	11,737	15,578
									Total	$1,165,428

Homeowners
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Year Ended December 31,

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Audited
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016

2007	$59,268	$79,566	$82,272	$82,862	$82,722	$82,977	$83,028	$83,028	$83,096	$83,096
2008		105,401	130,888	134,235	136,923	138,802	138,992	139,121	139,224	139,256
2009			81,570	104,407	108,217	110,324	112,554	112,720	112,827	112,848
2010				98,190	124,326	129,790	132,246	132,523	132,604	132,599
2011					123,046	142,846	145,852	146,908	147,451	148,026
2012						84,260	101,566	104,203	105,156	105,561
2013							76,890	96,599	99,361	100,968
2014								83,314	103,030	105,703
2015									90,704	109,303
2016										95,772
								Total		1,133,132
								Outstanding prior to 2006		18
								Prior years paid		23
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$32,314

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Auto Liability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Year Ended December 31,											As of December 31, 2016
											Total of Incurred-
											But-Not-Reported
											Liabilities Plus	Cumulative
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Audited	Expected Development	Number of
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	on Reported Claims	Reported Claims

2007	$148,884	$146,400	$144,661	$139,619	$138,148	$137,151	$136,817	$136,855	$136,745	$136,826	$-	49,856
2008		144,694	145,669	142,279	149,225	141,666	140,648	139,938	139,131	138,975	2	47,932
2009			159,934	158,703	153,662	157,941	151,418	150,919	150,568	149,822	-	48,780
2010				157,712	160,058	156,369	154,222	152,483	151,653	149,818	324	49,310
2011					150,803	146,713	145,735	143,133	142,488	139,840	1,164	46,171
2012						156,448	153,815	150,336	149,347	147,594	2.849	45,615
2013							153,860	152,858	150,720	150,657	6,501	46,195
2014								155,105	157,249	158,470	8,493	47,146
2015									165,515	172,553	13,074	47,529
2016										180,380	55,506	41,220
									Total	$1,524,935

Auto Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Year Ended December 31,

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Audited
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016

2007	$56,819	$101,803	$122,129	$130,555	$134,207	$135,467	$136,056	$136,504	$136,630	$136,815
2008		54,750	103,370	123,062	134,377	137,980	138,539	138,758	138,875	138,962
2009			60,011	110,921	133,568	142,524	146,383	148,783	149,608	149,801
2010				63,416	118,345	137,012	144,255	147,337	148,751	149,247
2011					61,070	108,837	126,812	133,931	136,906	138,151
2012						61,279	109,574	127,185	138,641	142,916
2013							62,224	108,856	131,215	139,954
2014								61,329	117,468	139,463
2015									70,834	134,473
2016										73,073
								Total		1,342,855
								Outstanding prior to 2006		80
								Prior years paid		451
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$182,162

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Auto Physical Damage
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Year Ended December 31,											As of December 31, 2016
											Total of Incurred-
											But-Not-Reported
											Liabilities Plus	Cumulative
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Audited	Expected Development	Number of
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	on Reported Claims	Reported Claims

2007	$87,051	$86,178	$86,178	$85,515	$86,695	$86,713	$86,706	$86,694	$86,683	$86,680	$-	70,280
2008		89,088	87,854	87,834	86,900	87,992	87,979	87,976	87,966	87,954	-	72,117
2009			84,539	83,515	83,202	82,635	82,000	81,986	81,972	81,963	-	72,867
2010				84,112	83,420	83,103	83,046	83,052	83,050	83,036	-	77,343
2011					86,205	85,507	86,023	85,120	85,143	85,116	-	76,113
2012						83,770	82,337	83,402	83,431	83,354	7	72,803
2013							91,448	88,856	88,672	88,627	95	75,845
2014								95,572	95,634	95,422	151	82,467
2015									99,291	97,994	139	82,335
2016										112,430	(944)	77,495
									Total	$902,576

Auto Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Year Ended December 31,

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Audited
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016

2007	$81,171	$86,439	$86,678	$86,637	$86,695	$86,713	$86,706	$86,694	$86,685	$86,680
2008		82,412	87,963	87,905	87,949	87,992	87,979	87,976	87,966	87,954
2009			78,456	82,117	82,039	82,015	82,000	81,985	81,973	81,963
2010				79,329	83,120	83,103	83,087	83,067	83,051	83,036
2011					83,227	85,254	85,181	85,148	85,127	85,116
2012						80,519	83,418	83,372	83,355	83,347
2013							85,110	88,688	88,580	88,532
2014								88,939	95,444	95,266
2015									92,138	97,850
2016										106,458
								Total		896,202
								Outstanding prior to 2006		-
								Prior years paid		-
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$6,374

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the Consolidated Balance Sheet is as follows:

Year Ended December 31,
2016
Property and Casualty segment
Net reserves
Homeowners	$32,314
Auto liability	182,162
Auto physical damage	6,374
Other short duration lines	3,588
Total net reserves for unpaid claims and claim adjustment expense, net of reinsurance	224,438

Reinsurance recoverable on unpaid claims
Homeowners	375
Auto liability	50,959
Other short duration lines	9,865
Total reinsurance recoverable on unpaid claims	61,199

Insurance lines other than short duration (1)	22,131
Unallocated claims adjustment expenses	22,120
Total other than short duration and unallocated claims adjustment expenses	44,251

Gross reserves, end of year (1)	$329,888

(1)	This line includes Retirement and Life reserves as included in the Consolidated Balance Sheet.

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

The Company’s catastrophe losses incurred of approximately $60,043, $44,429 and $37,500 for the years ended December 31, 2016, 2015 and 2014, respectively, reflected losses from winter storm events in the first part of each year, wind/hail/tornado events in the spring and summer months of each year, as well as losses from several storms in the latter part of each year. The fourth quarter of 2016 also included losses from Hurricane Matthew.

NOTE 6 - Reinsurance and Catastrophes-(Continued)

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2016	2015
Reinsurance recoverables on reserves and unpaid claims
Property and Casualty
Reinsurance companies	$10,239	$9,026
State insurance facilities	50,960	41,306
Life and health	9,275	9,780
Total	$70,474	$60,112

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount
Year ended December 31, 2016
Premiums written and contract deposits	$1,280,903	$22,728	$4,324	$1,262,499
Premiums and contract charges earned	777,651	22,826	4,321	759,146
Benefits, claims and settlement expenses	562,385	25,739	4,358	541,004

Year ended December 31, 2015
Premiums written and contract deposits	1,277,066	24,737	4,184	1,256,513
Premiums and contract charges earned	752,798	25,077	4,159	731,880
Benefits, claims and settlement expenses	508,904	16,221	3,681	496,364

Year ended December 31, 2014
Premiums written and contract deposits	1,191,123	27,144	3,676	1,167,655
Premiums and contract charges earned	739,281	27,276	3,755	715,760
Benefits, claims and settlement expenses	504,550	39,236	3,112	468,426

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2016. Past due reinsurance recoverables as of December 31, 2016 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2016, the Company’s catastrophe excess of loss coverage consisted of one contract and it provided 95% coverage for catastrophe losses above a retention of $25,000 per occurrence up to $175,000 per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25,000 excess of $25,000, $40,000 excess of $50,000 and $85,000 excess of $90,000.

NOTE 6 - Reinsurance and Catastrophes-(Continued)

For liability coverages, in 2016, the Company reinsured each loss above a retention of $900 with coverage up to $5,000 on a per occurrence basis and $20,000 in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2016 the Company reinsured each loss above a retention of $900 up to $5,000 on a per risk basis, including catastrophe losses. Also, the Company could submit to the reinsurers two per risk losses from the same occurrence for a total of $8,200 of property recovery in any one event.

The maximum individual life insurance risk retained by the Company is $300 on any individual life, while either $100 or $125 is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. For 2016, the Company reinsured 100% of the catastrophe risk in excess of $1,000 up to $35,000 per occurrence, with one reinstatement. The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

NOTE 7 - Debt

Indebtedness and scheduled maturities consisted of the following:

	Effective
	Interest	Final	December 31,
	Rates	Maturity	2016	2015
Short-term debt
Bank Credit Facility	Variable	2019	$-	$-
Long-term debt (1)
4.50% Senior Notes, Aggregate principal amount of $250,000 less unaccrued discount of $603 and $654 and unamortized debt issuance costs of $2,188 and $2,371	4.5%	2025	247,209	246,975

Total			$247,209	$246,975

(1)	The Company designates debt obligations as “long-term” based on maturity date at issuance.

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

In 2014, HMEC’s Bank Credit Agreement (the “Bank Credit Facility”) was amended and restated to extend the commitment termination date to July 30, 2019 from the previous termination date of October 6, 2015 and to decrease the interest rate spread relative to Eurodollar base rates. The financial covenants within the agreement were not changed. The Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, and provides for unsecured borrowings of up to $150,000. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2016.

NOTE 7 - Debt-(Continued)

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

NOTE 8 - Income Taxes

The income tax assets and liabilities included in Other assets and Other liabilities, respectively, in the Consolidated Balance Sheets were as follows:

	December 31,
	2016	2015
Income tax (asset) liability
Current	$(3,832)	$1,000
Deferred	205,699	201,208

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying value of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that gave rise to the deferred tax balances were as follows:

	December 31,
	2016	2015
Deferred tax assets
Unearned premium reserve reduction	$18,253	$17,402
Compensation accruals	15,893	13,737
Impaired securities	8,214	7,635
Other comprehensive income - net funded status of pension
and other postretirement benefit obligations	6,387	6,375
Discounting of unpaid claims and claim expense tax reserves	2,463	3,213
Postretirement benefits other than pensions	578	664
Other, net	-	1,189
Total gross deferred tax assets	51,788	50,215
Deferred tax liabilities
Other comprehensive income - net unrealized gains
on fixed maturities and equity securities	112,311	112,934
Deferred policy acquisition costs	91,028	85,341
Life insurance future policy benefit reserve	33,145	30,177
Investment related adjustments	15,762	18,709
Intangible assets	4,262	4,262
Other, net	979	-
Total gross deferred tax liabilities	257,487	251,423
Net deferred tax liability	$205,699	$201,208

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2016 and 2015.

At December 31, 2016, the Company did not have any loss carryforwards or credits.

NOTE 8 - Income Taxes-(Continued)

The components of income tax expense were as follows:

	Year Ended December 31,
	2016	2015	2014

Current	$26,359	$29,885	$32,295
Deferred	4,108	6,085	9,575
Total income tax expense	$30,467	$35,970	$41,870

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2016	2015	2014

Expected federal tax on income	$39,981	$45,308	$51,140
Add (deduct) tax effects of:
Tax-exempt interest	(5,789)	(6,678)	(6,849)
Dividend received deduction	(3,985)	(3,564)	(3,566)
Other, net	260	904	1,145
Income tax expense provided on income	$30,467	$35,970	$41,870

The Company’s federal income tax returns for years prior to 2013 are no longer subject to examination by the Internal Revenue Service (“IRS”).

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

NOTE 8 - Income Taxes-(Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2016	2015	2014

Balance as of the beginning of the year	$1,039	$656	$641
Increases related to prior year tax positions	348	-	-
Decreases related to prior year tax positions	-	(15)	(244)
Increases related to current year tax positions	283	398	259
Settlements	-	-	-
Lapse of statue	(76)	-	-
Balance as of the end of the year	$1,594	$1,039	$656

The Company’s effective tax rate would be affected to the extent there were unrecognized tax benefits that could be recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense.

Interest and penalties were both immaterial in each of the years ended December 31, 2016, 2015 and 2014.

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

During 2014, the Company repurchased 190,876 shares of its common stock, or 0.5% of the outstanding shares on December 31, 2013, at an aggregate cost of $5,411, or an average price of $28.33 per share, under the 2011 Plan. During 2015, the Company repurchased 663,092 shares of its common stock, or 1.6% of the outstanding shares on December 31, 2014, at an aggregate cost of $21,950, or an average price of $33.08 per share, under the 2011 Plan. During 2016, the Company repurchased 701,410 shares of its common stock, or 1.7% of the outstanding shares on December 31, 2015, at an aggregate cost of $21,513, or an average price of $30.65 per share, under the 2011 and the 2015 Plans. Utilization of the remaining authorization under the 2011 program was completed in January 2016. In total and through December 31, 2016, 2,799,610 shares were repurchased under the 2011 and 2015 Plans at an average price of $25.18 per share. The repurchase of shares was financed through use of cash. As of December 31, 2016, $29,511 remained authorized for future share repurchases under the 2015 Plan authorization.

NOTE 9 - Shareholders' Equity and Common Stock Equivalents-(Continued)

At December 31, 2016, the Company held 24,673 shares in treasury.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2016 and 2015.

2010 Comprehensive Executive Compensation Plan

In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the “Comprehensive Plan”). The purpose of the Comprehensive Plan is to aid the Company in attracting, retaining, motivating and rewarding employees and non-employee Directors; to provide for equitable and competitive compensation opportunities, including deferral opportunities; to encourage long-term service; to recognize individual contributions and reward achievement of Company goals; and to promote the creation of long-term value for the Company’s shareholders by closely aligning the interests of plan participants with those of shareholders. The Comprehensive Plan authorizes share-based and cash-based incentives for plan participants. In 2012, the shareholders of HMEC approved the implementation of a fungible share pool under which grants of full value shares will count against the share limit as two and one half shares for every share subject to a full value award. In 2015, the shareholders of HMEC approved an amendment and restatement of the Comprehensive Plan which included an increase of 3.25 million in the number of shares of common stock reserved for issuance under the Comprehensive Plan. As of December 31, 2016, approximately 2.9 million shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.

As further described in the paragraphs below, outstanding stock units and stock options under the Comprehensive Plan were as follows:

	December 31,
	2016	2015	2014
Common stock units related to deferred compensation for Directors	74,058	85,200	87,993
Common stock units related to deferred compensation for employees	51,502	55,443	69,598
Stock options	747,032	669,693	634,437
Restricted common stock units related to incentive compensation	1,419,268	1,442,325	1,590,138
Total	2,291,860	2,252,661	2,382,166

NOTE 9 - Shareholders' Equity and Common Stock Equivalents-(Continued)

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

Employee Common Stock Units

Deferred compensation of employees is in the form of common stock units, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2016, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional common stock units.

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

Changes in outstanding options were as follows:

	Weighted Average	Range of	Options
	Option Price	Option Prices		Vested and
	per Share	per Share	Outstanding	Exercisable

December 31, 2015	$24.00	$ 6.91-$33.41	669,693	281,632

Granted	$31.13	$31.01-$36.04	307,176	-
Vested	$22.73	$13.83-$36.04	-	137,763
Exercised	$17.02	$ 6.91-$33.41	(146,278)	(146,278)
Forfeited	$27.53	$17.32-$32.35	(83,559)	-
Expired	-	-	-	-

December 31, 2016	$27.67	$13.83-$36.04	747,032	273,117

NOTE 9 - Shareholders' Equity and Common Stock Equivalents-(Continued)

Option information segregated by ranges of exercise prices was as follows:

	December 31, 2016
		Total Outstanding Options			Vested and Exercisable Options
			Weighted	Weighted		Weighted	Weighted
	Range of		Average	Average		Average	Average
	Option Prices		Option Price	Remaining		Option Price	Remaining
	per Share	Options	per Share	Term	Options	per Share	Term

	$13.83-$20.75	176,688	$18.57	2.3 years	157,029	$18.32	2.3 years
	$28.88-$31.13	450,674	$29.91	8.2 years	87,832	$27.50	6.2 years
	$32.35-$36.04	119,670	$32.67	8.3 years	28,256	$32.39	8.2 years
Total	$13.83-$36.04	747,032	$27.67	6.9 years	273,117	$22.73	4.1 years

The weighted average exercise prices of vested and exercisable options as of December 31, 2015 and 2014 were $19.32 and $17.20, respectively.

As of December 31, 2016, based on a closing stock price of $42.80 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $5,482 and $11,303, respectively.

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

Changes in outstanding restricted common stock units were as follows:

	Total Outstanding Units		Vested Units
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Units	Value per Unit	Units	Value per Unit

December 31, 2015	1,442,325	$24.29	849,912	$15.51

Granted (1)	370,175	$31.75	-	-
Vested	-	-	262,074	$22.92
Forfeited	(49,310)	$26.01	-	-
Distributed (2)	(343,922)	$18.28	(343,922)	$18.28

December 31, 2016	1,419,268	$27.63	768,064	$16.80

(1)	Includes dividends reinvested into additional restricted common stock units.
(2)	Includes distributed units which were utilized to satisfy withholding taxes due on the distribution.

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	December 31,
	2016	2015

Statutory capital and surplus of insurance subsidiaries	$912,336	$883,870
Increase (decrease) due to:
Deferred policy acquisition costs	267,580	253,176
Difference in policyholder reserves	98,360	95,536
Goodwill	47,396	47,396
Investment fair value adjustments on fixed maturities	301,518	314,705
Difference in investment reserves	125,805	120,795
Federal income tax liability	(228,090)	(224,492)
Net funded status of pension and other postretirement benefit obligations	(18,250)	(18,213)
Non-admitted assets and other, net	22,888	21,691
Shareholders' equity of parent company and non-insurance subsidiaries	11,648	17,172
Parent company short-term and long-term debt	(247,209)	(246,975)
Shareholders' equity as reported herein	$1,293,982	$1,264,661

	Year Ended December 31,
	2016	2015	2014

Statutory net income of insurance subsidiaries	$74,574	$87,619	$97,875
Net loss of non-insurance companies	(5,135)	(4,474)	(3,906)
Interest expense	(11,808)	(13,122)	(14,198)
Debt retirement costs	-	(2,338)	-
Tax benefit of interest expense and other parent company current tax adjustments	5,637	6,829	6,371
Combined net income	63,268	74,514	86,142
Increase (decrease) due to:
Deferred policy acquisition costs	19,442	13,249	16,828
Policyholder benefits	14,919	14,065	15,284
Federal income tax expense	(5,312)	(6,678)	(10,548)
Investment reserves	(1,320)	7,339	3,574
Other adjustments, net	(7,232)	(9,007)	(7,037)
Net income as reported herein	$83,765	$93,482	$104,243

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

NOTE 10 - Statutory Information and Restrictions-(Continued)

The NAIC has risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. At December 31, 2016 and 2015, the minimum statutory-basis capital and surplus required to be maintained by HMEC’s insurance subsidiaries was $148,583 and $139,949, respectively. At December 31, 2016 and 2015, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels. The restricted net assets of HMEC’s insurance subsidiaries were $18,119 and $18,312 as of December 31, 2016 and 2015, respectively. The minimum statutory-basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC’s insurance subsidiaries combined. Authorized control level risk-based capital represents the minimum level of statutory-basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer. The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

HMEC relies largely on dividends from its insurance subsidiaries to meet its obligations for payment of principal and interest on debt, dividends to shareholders and parent company operating expenses, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. HMEC’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. As a result, HMEC may not be able to receive dividends from such subsidiaries at times and in amounts necessary to pay desired dividends to shareholders. The aggregate amount of dividends that may be paid in 2017 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $91,000.

As disclosed in the reconciliation of the statutory capital and surplus of insurance subsidiaries to the consolidated GAAP shareholders’ equity, the insurance subsidiaries have statutory capital and surplus of $912,336 as of December 31, 2016, which is subject to regulatory restrictions. The parent company equity is not restricted. At December 31, 2016, HMEC had $4,069 of liquid assets, comprised of investments and cash, which could be used to fund debt interest, general corporate obligations, as well as dividend payments to shareholders. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities.

At the time of this Annual Report on Form 10-K and during each of the years in the three year period ended December 31, 2016, the Company had no financial reinsurance agreements in effect.

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

Qualified Plans

All employees participate in the 401(k) plan and receive a 100% vested 3% “safe harbor” company contribution based on employees’ eligible earnings. Effective January 1, 2015, the Company began matching each dollar of employee contributions up to a 5% maximum — in addition to maintaining the automatic 3% “safe harbor” contribution. The new matching company contribution vests after 5 years of service. The 401(k) plan is fully funded.

Prior to 2015, employees participated in a defined contribution plan after one year of service; contributions were made based on eligible earnings and years of service and were credited to each employee’s individual plan account. The majority of employees received a 5% contribution. Accounts vested after 3 years of service. The Company terminated this fully funded defined contribution plan on December 31, 2014 and all participant accounts became 100% vested. The majority of plan assets were distributed to participants in 2015, with a final settlement of all remaining participant accounts in 2016 through the purchase of qualified individual annuities under a HMLIC group annuity contract.

In 2002, participants ceased accruing benefits for earnings and years of service in the frozen defined benefit plan. A substantial number of those participants are former employees of the Company who are not eligible to receive an immediate annuity benefit until age 65 and/or are not eligible for a lump sum distribution. In November 2014, the Company announced a cash-out election period or “window” ending in December 2014, for terminated vested participants with accrued lump sum values under $100. During the window, 385 former employees elected to receive a total of approximately $4,200 in lump sum distributions, resulting in approximately $1,600 of additional settlement expense in 2014. Subsequently, in August of 2016, the Company announced a second cash-out election “window” ending in September 2016 for all vested terminated participants, regardless of lump sum value. During this window, 52 former employees elected to receive a total of approximately $1,400 in lump sums distributions.

The Company’s policy for the frozen defined benefit plan is to contribute to the plan amounts which are actuarially determined to provide sufficient funding to meet future benefit payments as defined by federal laws and regulations.

For the two qualified plans, all assets are held in their respective plan trusts.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

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

Total Expense and Contribution Plans’ Information

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $8,527, $8,899 and $11,850 for the years ended December 31, 2016, 2015 and 2014, respectively.

Contributions to employees' accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2016	2015	2014
401(k) plan
Contributions to employees’ accounts	$6,918	$6,466	$2,753
Total assets at the end of the year	177,352	161,956	132,053

Qualified defined contribution plan
Contributions to employees’ accounts	-	-	4,580
Total assets at the end of the year	-	9,118	123,008

Non-qualified defined contribution plan
Contributions to employees’ accounts	72	122	74
Total assets at the end of the year	-	-	-

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the funded status of the defined benefit and supplemental retirement pension plans as of December 31, 2016, 2015 and 2014 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Change in benefit obligation:
Projected benefit obligation at beginning of year	$31,233	$34,279	$39,483	$17,004	$18,524	$16,706
Service cost	650	450	360	-	-	-
Interest cost	1,244	1,189	1,679	687	654	716
Plan amendments	-	-	-	-	-	-
Actuarial loss (gain)	(220)	(1,371)	1,254	488	(845)	2,431
Benefits paid	(3,500)	(3,314)	(1,737)	(1,332)	(1,329)	(1,329)
Settlements	-	-	(6,760)	-	-	-
Projected benefit obligation at end of year	$29,407	$31,233	$34,279	$16,847	$17,004	$18,524
Change in plan assets:
Fair value of plan assets at beginning of year	$27,667	$31,408	$35,879	$-	$-	$-
Actual return on plan assets	1,766	200	2,535	-	-	-
Employer contributions	-	-	2,000	1.332	1,329	1,329
Benefits paid	(3,500)	(3,314)	(1,737)	(1,332)	(1,329)	(1,329)
Expenses paid	(487)	(627)	(509)	-	-	-
Settlements	-	-	(6,760)	-	-	-
Fair value of plan assets at end of year	$25,446	$27,667	$31,408	$-	$-	$-
Funded status	$(3,961)	$(3,566)	$(2,871)	$(16,847)	$(17,004)	$(18,524)

Prepaid (accrued) benefit expense	$8,653	$9,265	$10,656	$(11,210)	$(11,622)	$(12,024)

Total amount recognized in
Consolidated Balance Sheets, all in Other liabilities	$(3,961)	$(3,566)	$(2,871)	$(16,847)	$(17,004)	$(18,524)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service cost	$-	$-	$-	$-	$-	$-
Net actuarial loss	12,613	12,831	13,527	5,637	5,382	6,500
Total amount recognized in AOCI	$12,613	$12,831	$13,527	$5,637	$5,382	$6,500

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$29,407	$31,233	$34,279	$16,847	$17,004	$18,524
Accumulated benefit obligation	29,407	31,233	34,279	16,847	17,004	18,524
Fair value of plan assets	25,446	27,667	31,408	-	-	-

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

The change in the Company’s AOCI for the defined benefit plans for the year ended December 31, 2016 was primarily attributable to a decrease in the discount rate, partially offset by the performance of plan assets. The change in the Company’s AOCI for the defined benefit plans for the year ended December 31, 2015 was primarily attributable to an increase in the discount rate, partially offset by the performance of plan assets. The change in the Company’s AOCI for the defined benefit plans for the year ended December 31, 2014 was primarily attributable to loss recognition in 2014, due to settlement accounting as well as loss amortization included in net periodic benefit cost for 2014. This loss recognition was partially offset by liability losses in 2014 due to a decrease in the discount rate as well as a change in the mortality assumption.

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-	$-	$-
Other expenses	650	450	360	-	-	-
Interest cost	1,244	1,189	1,679	687	654	716
Expected return on plan assets	(1,675)	(1,875)	(2,402)	-	-	-
Settlement loss	-	-	2,668	-	-	-
Amortization of:
Prior service cost	-	-	-	-	-	-
Actuarial loss	393	1,626	1,371	233	273	157
Net periodic pension expense	$612	$1,390	$3,676	$920	$927	$873

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$-	$-	$-	$-	$-	$-
Net actuarial loss (gain)	175	930	(1,037)	488	(845)	2,431
Amortization of:
Prior service cost	-	-	-	-	-	(2)
Actuarial loss	(393)	(1,626)	(1,371)	(233)	(273)	(157)
Total recognized in other comprehensive income (loss)	$(218)	$(696)	$(2,408)	$255	$(1,118)	$2,272

Weighted average assumptions used to determine expense:
Discount rate	4.20%	3.66%	4.46%	4.20%	3.66%	4.46%
Expected return on plan assets	6.50%	6.75%	7.50%	6.50%	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.90%	4.20%	3.66%	3.90%	4.20%	3.66%
Expected return on plan assets	6.50%	6.75%	7.50%	6.50%	*	*
Annual rate of salary increase	*	*	*	*	*	*

*       Not applicable.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

The discount rates at December 31, 2016 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

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

		Fair Value Measurements at
		Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2016
Asset category
Equity security funds (1)
United States	$9,836	$-	$9,836	$-
International	2,492	-	2,492	-
Fixed income funds	12,402	-	12,402	-
Short-term investment funds	716	716	-	-
Total	$25,446	$716	$24,730	$-

December 31, 2015
Asset category
Equity security funds (1)
United States	$10,844	$-	$10,844	$-
International	2,681	-	2,681	-
Fixed income funds	13,720	-	13,720	-
Short-term investments funds	422	422	-	-
Total	$27,667	$422	$27,245	$-

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

There were no Level 3 assets held during the years ended December 31, 2016 and 2015.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

In 2017, the Company expects amortization of net losses of $389 and $258 for the defined benefit plan and the supplemental retirement plans, respectively, and expects no amortization of prior service cost for the supplemental retirement plans to be included in net periodic pension expense.

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

As of December 31, 2006, upon discontinuation of retiree medical benefits, Health Reimbursement Accounts (“HRAs”) were established for eligible participants and totaled $7,310. As of December 31, 2016, the balance of the previously established HRAs was $1,652. Funding of HRAs was $218, $523 and $252 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $2,980 for the year ended December 31, 2014.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2014 (the measurement date) reconciled with amounts recognized in the Company's Consolidated Balance Sheets. The tables present postretirement expenses and liabilities only for those years in which the Company incurred expenses or accrued liabilities.

December 31,
2014
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligations at beginning of year	$1,130
Changes during fiscal year:
Service cost	-
Interest cost	46
Plan amendment	-
Settlements	(965)
Employer payments net of participant contributions	(95)
Actuarial (gain) loss	(116)
Accumulated postretirement benefit obligations at end of year	$-
Unfunded status	$-

Total amount recognized in Consolidated Balance Sheets, all in Other liabilities	$-

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service cost (credit)	$-
Net actuarial loss (gain)	-
Total amount recognized in AOCI	$-

Year Ended
December 31,
2014
Components of net periodic benefit:
Service cost	$-
Interest cost	46
Curtailment gain	(713)
Settlement gain	(1,439)
Amortization of prior service cost	(628)
Amortization of prior gain	(246)
Net periodic income	$(2,980)

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

Sensitivity Analysis and Assumptions for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligations as follows:

December 31,
2014
Accumulated postretirement benefit obligations
Effect of a one percentage point increase	*
Effect of a one percentage point decrease	*

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	*
Effect of a one percentage point decrease	*

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.66%
Healthcare cost trend rate	*
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	*
Year the rate is assumed to reach the ultimate trend rate	*
Expected return on plan assets	*

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.46%
Healthcare cost trend rate	*
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	*
Year the rate is assumed to reach the ultimate trend rate	*
Expected return on plan assets	*

*       Not applicable.

The discount rates were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

2017 Contributions

In 2017, there is no minimum funding requirement for the Company’s defined benefit plan. The following table discloses that minimum funding requirement and the expected full year contributions for the Company’s plans.

Defined Benefit Pension Plans
	Defined	Supplemental
	Benefit	Defined Benefit
	Plan	Plans

Minimum funding requirement for 2017	$-	N/A
Expected contributions (approximations) for the year ended December 31, 2017 as of the time of this Form 10-K (1)	-	$1,318

N/A - Not applicable.

(1)       HMEC’s Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

Estimated Future Benefit Payments

The Company’s defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below. Therefore, actual results could vary from the estimates shown. Estimated future benefit payments as of December 31, 2016 were as follows:

	2017	2018	2019	2020	2021	2022-2026
Pension plans
Defined benefit plan	$2,850	$2,752	$3,043	$2,431	$2,180	$10,275
Supplemental retirement plans	1,318	1,305	1,291	1,274	1,256	5,909

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

Leases

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copy machines. Rental expenses were $2,546, $2,872 and $2,823 for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2016 are as follows:

	As of December 31, 2016
	2017	2018	2019	2020	2021	2022- 2026	2027 and beyond

Minimum operating lease payments	$2,608	$2,583	$2,400	$1,598	$1,147	$1,627	$-

NOTE 12 - Contingencies and Commitments-(Continued)

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $135,054 and $147,139 for the years ended December 31, 2016 and 2015, respectively.

NOTE 13 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities
Net income	$83,765	$93,482	$104,243
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(4,123)	(12,713)	(10,917)
Increase in accrued investment income	(2,208)	(2,566)	(5,563)
Increase (decrease) in accrued expenses	4,378	(5,798)	1,513
Depreciation and amortization	6,896	7,734	7,958
Increase in insurance liabilities	176,315	145,313	153,423
Increase in premium receivables	(11,496)	(8,641)	(3,638)
Increase in deferred policy acquisition costs	(15,859)	(8,981)	(12,662)
(Increase) decrease in reinsurance recoverables	(481)	(748)	1,570
(Decrease) increase in income tax liabilities	(1,293)	8,935	9,745
Debt retirement costs	-	2,338	-
Other	(28,476)	(11,312)	(23,739)
Total adjustments	123,653	113,561	117,690
Net cash provided by operating activities	$207,418	$207,043	$221,933

The Company’s redemption of debt in 2015 resulted in non-cash financing charges of $45.

NOTE 14 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: Property and Casualty segment, primarily personal lines automobile and homeowners products; Retirement segment, primarily tax-qualified fixed and variable annuities; and Life segment life insurance. The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, realized investment gains and losses and certain public company expenses, such items also have included corporate debt retirement costs/gains, when applicable.

The accounting policies of the segments are the same as those described in “Note 1 — Summary of Significant Accounting Policies”. The Company accounts for intersegment transactions, primarily the allocation of operating and agency costs from the Corporate and Other segment to the Property and Casualty, Retirement and Life segments, on a direct cost basis.

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2016	2015	2014
Insurance premiums and contract charges earned
Property and Casualty	$620,514	$595,958	$581,828
Retirement	24,937	25,378	25,540
Life	113,695	110,544	108,392
Total	$759,146	$731,880	$715,760

Net investment income
Property and Casualty	$38,998	$33,461	$36,790
Retirement	249,410	228,378	222,071
Life	73,567	71,614	71,865
Corporate and Other	66	38	14
Intersegment eliminations	(855)	(891)	(925)
Total	$361,186	$332,600	$329,815

Net income (loss)
Property and Casualty	$25,644	$40,043	$46,907
Retirement	50,674	43,384	45,336
Life	16,559	14,982	17,503
Corporate and Other	(9,112)	(4,927)	(5,503)
Total	$83,765	$93,482	$104,243

	December 31,
	2016	2015	2014
Assets
Property and Casualty	$1,110,958	$1,098,415	$1,107,962
Retirement	7,449,777	7,001,411	6,683,473
Life	1,912,771	1,862,719	1,858,150
Corporate and Other	140,104	131,635	155,497
Intersegment eliminations	(36,786)	(37,208)	(36,736)
Total	$10,576,824	$10,056,972	$9,768,346

NOTE 14 - Segment Information-(Continued)

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2016	2015	2014
Policy acquisition expenses amortized
Property and Casualty	$74,950	$73,173	$71,327
Retirement	14,635	18,155	14,781
Life	7,147	7,591	7,709
Total	$96,732	$98,919	$93,817

Income tax expense (benefit)
Property and Casualty	$4,627	$11,274	$13,944
Retirement	20,334	19,873	21,319
Life	9,775	7,951	9,432
Corporate and Other	(4,269)	(3,128)	(2,825)
Total	$30,467	$35,970	$41,870

NOTE 15 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2016
Insurance premiums written and contract deposits	$315,917	$351,534	$311,879	$283,169
Total revenues	282,873	291,176	283,558	271,303
Net income	19,823	26,923	11,866	25,153
Per share information
Basic
Net income	$0.48	$0.66	$0.29	$0.61
Shares of common stock - weighted average (1)	41,093	41,092	41,082	41,297
Diluted
Net income	$0.48	$0.65	$0.29	$0.61
Shares of common stock and equivalent shares - weighted average (1)	41,482	41,347	41,314	41,492

2015
Insurance premiums written and contract deposits	$305,186	$326,198	$319,394	$305,735
Total revenues	276,106	265,753	268,470	270,119
Net income	21,040	21,984	16,183	34,275
Per share information
Basic
Net income	$0.51	$0.53	$0.39	$0.82
Shares of common stock - weighted average (1)	41,564	41,852	41,990	41,950
Diluted
Net income	$0.50	$0.52	$0.38	$0.81
Shares of common stock and equivalent shares - weighted average (1)	42,127	42,305	42,425	42,300

2014
Insurance premiums written and contract deposits	$292,241	$322,746	$292,393	$260,275
Total revenues	269,157	265,520	264,743	261,265
Net income	30,068	25,357	20,452	28,366
Per share information
Basic
Net income	$0.72	$0.61	$0.49	$0.69
Shares of common stock - weighted average (1)	41,748	41,514	41,432	41,180
Diluted
Net income	$0.71	$0.60	$0.48	$0.67
Shares of common stock and equivalent shares - weighted average (1)	42,362	42,319	42,310	42,259

(1)       Rounded to thousands.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2016

(Dollars in thousands)

			Amount
			Shown in
		Fair	Balance
Type of Investments	Cost (1)	Value	Sheet

Fixed maturities
U.S. Government and federally sponsored agency obligations	$921,477	$946,268	$946,268
States, municipalities and political subdivisions	1,648,252	1,769,398	1,769,398
Foreign government bonds	93,864	98,669	98,669
Public utilities	140,893	159,328	159,328
Other bonds	4,347,641	4,483,045	4,483,045

Total fixed maturity securities	7,152,127	7,456,708	7,456,708

Equity securities
Non-redeemable preferred stocks	52,294	50,048	50,048
Common stocks	61,715	72,233	72,233
Closed-end fund	20,004	19,368	19,368

Total equity securities	134,013	141,649	141,649

Short-term investments	44,918	XXX	44,918
Policy loans	151,908	XXX	151,908
Derivative instruments	8,694	XXX	8,694
Mortgage loans	57	XXX	57
Other	195,438	XXX	195,438

Total investments	$7,687,155	XXX	$7,999,372

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2016 and 2015

(Dollars in thousands, except per share data)

	December 31,
	2016	2015

ASSETS

Investments and cash	$4,069	$13,237
Investment in subsidiaries	1,487,457	1,451,290
Other assets	60,057	57,743

Total assets	$1,551,583	$1,522,270

LIABILITIES AND SHAREHOLDERS’ EQUITY

Long-term debt	$247,209	$246,975
Other liabilities	10,392	10,634

Total liabilities	257,601	257,609

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2016, 64,917,683; 2015, 64,537,554	65	65
Additional paid-in capital	453,479	442,648
Retained earnings	1,155,732	1,116,277
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains on fixed maturities and equity securities	175,738	175,167
Net funded status of pension benefit obligations	(11,817)	(11,794)
Treasury stock, at cost, 2016, 24,672,932 shares; 2015, 23,971,522 shares	(479,215)	(457,702)

Total shareholders' equity	1,293,982	1,264,661

Total liabilities and shareholders' equity	$1,551,583	$1,522,270

See accompanying Note to Condensed Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

Revenues
Net investment income	$20	$33	$10
Realized investment gains	-	-	-

Total revenues	20	33	10

Expenses
Interest	11,808	13,122	14,198
Debt retirement costs	-	2,338	-
Other	5,631	5,153	5,071

Total expenses	17,439	20,613	19,269

Loss before income tax benefit and equity in net earnings of subsidiaries	(17,419)	(20,580)	(19,259)
Income tax benefit	(6,076)	(7,202)	(6,734)
Loss before equity in net earnings of subsidiaries	(11,343)	(13,378)	(12,525)
Equity in net earnings of subsidiaries	95,108	106,860	116,768

Net income	$83,765	$93,482	$104,243

See accompanying Note to Condensed Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows - operating activities
Interest expense paid	$(11,754)	$(13,521)	$(13,902)
Federal income taxes recovered	8,914	8,413	10,030
Cash dividends received from subsidiaries	59,600	50,000	46,000
Other, net, including settlement of payables to subsidiaries	(3,434)	(4,097)	(1,478)

Net cash provided by operating activities	53,326	40,795	40,650

Cash flows - investing activities
Net increase (decrease) in investments	9,161	15,402	(4,647)

Net cash provided by (used in) investing activities	9,161	15,402	(4,647)

Cash flows - financing activities
Dividends paid to shareholders	(44,310)	(42,523)	(39,237)
Proceeds from issuance of Senior Notes due 2025	-	246,937	-
Redemption of Senior Notes due 2016	-	(127,292)	-
Maturity of Senior Notes due 2015	-	(75,000)	-
Principal repayment on Bank Credit Facility	-	(38,000)	-
Acquisition of treasury stock	(21,513)	(21,950)	(5,411)
Exercise of stock options	3,329	1,629	8,252

Net cash used in financing activities	(62,494)	(56,199)	(36,396)

Net decrease in cash	(7)	(2)	(393)
Cash at beginning of period	75	77	470

Cash at end of period	$68	$75	$77

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G		H		I		J	K

			Discount,		Other			Benefits,	Claims and claim		Amortization		Paid
	Deferred	Future policy	if any,		policy	Premium		claims	adjustment expenses		of deferred		claims
	policy	benefits,	deducted in		claims and	revenue/	Net	and	incurred related to		policy	Other	and claim
	acquisition	claims and	previous	Unearned	benefits	premium	investment	settlement	Current	Prior	acquisition	operating	adjustment	Premiums
Segment	costs	claim expenses	column	premiums	payable	earned	income	expenses	year	years	costs	expenses	expenses	written

Year Ended December 31, 2016
Property and Casualty	$27,604	$307,757	$0	$244,005	$-	$620,514	$38,997	$464,098	$471,098	$(7,000)	$74,950	$90,802	$468,778	$634,319
Retirement	188,117	4,372,062	xxx	671	705,603	24,937	249,410	151,185	xxx	xxx	14,635	40,289	xxx	xxx
Life	51,859	1,098,038	xxx	1,598	3,347	113,695	73,567	117,743	xxx	xxx	7,147	36,806	xxx	xxx
Other, including
consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(788)	N/A	xxx	xxx	N/A	17,023	xxx	xxx

Total	$267,580	$5,777,857	xxx	$246,274	$708,950	$759,146	$361,186	$733,026	xxx	xxx	$96,732	$184,920	xxx	xxx

Year Ended December 31, 2015
Property and Casualty	$26,685	$301,569	$0	$230,201	$-	$595,958	$33,461	$420,311	$432,811	$(12,500)	$73,173	$84,785	$436,431	$605,753
Retirement	178,300	4,082,217	xxx	734	689,116	25,378	228,378	141,893	xxx	xxx	18,155	32,555	xxx	xxx
Life	48,191	1,066,776	xxx	1,906	3,536	110,544	71,614	117,002	xxx	xxx	7,591	35,470	xxx	xxx
Other, including
consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(853)	N/A	xxx	xxx	N/A	20,061	xxx	xxx

Total	$253,176	$5,450,562	xxx	$232,841	$692,652	$731,880	$332,600	$679,206	xxx	xxx	$98,919	$172,871	xxx	xxx

Year Ended December 31, 2014
Property and Casualty	$27,160	$311,097	$0	$220,406	$-	$581,828	$36,790	$399,512	$416,512	$(17,000)	$71,327	$88,305	$393,857	$584,393
Retirement	143,522	3,781,260	xxx	708	603,267	25,540	222,071	134,760	xxx	xxx	14,781	33,210	xxx	xxx
Life	44,400	1,035,698	xxx	2,299	3,471	108,392	71,865	110,293	xxx	xxx	7,709	36,421	xxx	xxx
Other, including
consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(911)	N/A	xxx	xxx	N/A	18,254	xxx	xxx

Total	$215,082	$5,128,055	xxx	$223,413	$606,738	$715,760	$329,815	$644,565	xxx	xxx	$93,817	$176,190	xxx	xxx

N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage
	Gross	Other	from Other	Net	of Amount
	Amount	Companies	Companies	Amount	Assumed to Net

Year ended December 31, 2016
Life insurance in force	$17,025,125	$4,065,449	$-	$12,959,676	-
Premiums
Property and Casualty	$632,372	$16,179	$4,321	$620,514	0.7%
Retirement	24,937	-	-	24,937	-
Life	120,342	6,647	-	113,695	-

Total premiums	$777,651	$22,826	$4,321	$759,146	0.6%

Year ended December 31, 2015
Life insurance in force	$16,504,539	$3,625,946	$-	$12,878,593	-
Premiums
Property and Casualty	$610,347	$18,548	$4,159	$595,958	0.7%
Retirement	25,378	-	-	25,378	-
Life	117,073	6,529	-	110,544	-

Total premiums	$752,798	$25,077	$4,159	$731,880	0.6%

Year ended December 31, 2014
Life insurance in force	$15,800,701	$3,360,016	$-	$12,440,685	-
Premiums
Property and Casualty	$599,230	$21,157	$3,755	$581,828	0.6%
Retirement	25,540	-	-	25,540	-
Life	114,511	6,119	-	108,392	-

Total premiums	$739,281	$27,276	$3,755	$715,760	0.5%

Note: Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2016

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation's ("HMEC") Annual Report on Form 10-K for the year ended December 31, 2016. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit
No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit
No.		Description

	10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

	10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.3*	HMEC 2010 Comprehensive Executive Compensation Plan As Amended and Restated, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2015.

	10.3(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit
No.		Description

	10.3(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

	10.3(e)*	Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan incorporated by reference to Exhibit 10.3(e) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

	10.3(f)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

	10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.7*	Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 5, 2016.

Exhibit
No.		Description

	10.8*	Summary of HMEC Named Executive Officer Annualized Salaries incorporated by reference to Exhibit 10.8 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

	10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

	10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.9(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 5, 2016.

	10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

	10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants incorporated by reference to Exhibit 10.10(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

	10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

	10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

	10.11(b)*	HMSC Executive Severance Plan Schedule A Participants incorporated by reference to Exhibit 10.11(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

Exhibit
No.		Description

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	31.2	Certification by Bret A. Conklin, Senior Vice President and Acting Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

	32.2	Certification by Bret A. Conklin, Senior Vice President and Acting Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

-5-