Form 10-Q
period 2017-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2017-05-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes        No   X

As of April 30, 2017, the registrant had 40,542,562 shares of Common Stock, par value $0.001 per share, outstanding.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2017, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
May 9, 2017

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2017, $7,173,235; 2016, $7,152,127)	$7,510,750	$7,456,708
Equity securities, available for sale, at fair value (cost 2017, $143,203; 2016, $134,013)	156,975	141,649
Short-term and other investments	456,560	401,015
Total investments	8,124,285	7,999,372
Cash	6,593	16,670
Deferred policy acquisition costs	265,612	267,580
Goodwill	47,396	47,396
Other assets	324,155	321,874
Separate Account (variable annuity) assets	2,011,464	1,923,932
Total assets	$10,779,505	$10,576,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,502,992	$5,447,969
Unpaid claims and claim expenses	340,033	329,888
Unearned premiums	240,816	246,274
Total policy liabilities	6,083,841	6,024,131
Other policyholder funds	711,395	708,950
Other liabilities	403,714	378,620
Long-term debt	247,273	247,209
Separate Account (variable annuity) liabilities	2,011,464	1,923,932
Total liabilities	9,457,687	9,282,842
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2017, 65,215,048; 2016, 64,917,683	65	65
Additional paid-in capital	454,982	453,479
Retained earnings	1,159,532	1,155,732
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains on fixed maturity and equity securities	198,271	175,738
Net funded status of benefit plans	(11,817)	(11,817)
Treasury stock, at cost, 2017, 24,672,932 shares; 2016, 24,672,932 shares	(479,215)	(479,215)
Total shareholders’ equity	1,321,818	1,293,982
Total liabilities and shareholders’ equity	$10,779,505	$10,576,824

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016

Revenues
Insurance premiums and contract charges earned	$195,722	$185,450
Net investment income	90,711	84,659
Net realized investment losses	(242)	(154)
Other income	1,113	1,348

Total revenues	287,304	271,303

Benefits, losses and expenses
Benefits, claims and settlement expenses	144,096	119,513
Interest credited	48,774	46,690
Policy acquisition expenses amortized	24,886	24,052
Operating expenses	48,756	42,796
Interest expense	2,956	2,935

Total benefits, losses and expenses	269,468	235,986

Income before income taxes	17,836	35,317
Income tax expense	2,518	10,164

Net income	$15,318	$25,153

Net income per share
Basic	$0.37	$0.61
Diluted	$0.37	$0.61

Weighted average number of shares and equivalent shares (in thousands)
Basic	41,135	41,297
Diluted	41,342	41,492

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(2,797)	$(3,673)
Portion of losses recognized in other comprehensive income	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	(2,797)	(3,673)
Realized gains, net	2,555	3,519
Total	$(242)	$(154)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016

Comprehensive income
Net income	$15,318	$25,153
Other comprehensive income, net of taxes:
Change in net unrealized investment gains and losses on fixed maturity and equity securities	22,533	69,490
Change in net funded status of benefit plans	-	-
Other comprehensive income	22,533	69,490
Total	$37,851	$94,643

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016

Common stock, $0.001 par value
Beginning balance	$65	$65
Options exercised, 2017, 33,764 shares; 2016, 84,850 shares	-	-
Conversion of common stock units, 2017, 15,981 shares; 2016, 8,538 shares	-	-
Conversion of restricted stock units, 2017, 247,620 shares; 2016, 165,794 shares	-	-
Ending balance	65	65

Additional paid-in capital
Beginning balance	453,479	442,648
Options exercised and conversion of common stock units and restricted stock units	(750)	353
Share-based compensation expense	2,253	1,910
Ending balance	454,982	444,911

Retained earnings
Beginning balance	1,155,732	1,116,277
Net income	15,318	25,153
Cash dividends, 2017, $0.275 per share; 2016, $0.265 per share	(11,518)	(11,114)
Ending balance	1,159,532	1,130,316

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	163,921	163,373
Change in net unrealized investment gains and losses on fixed maturity and equity securities	22,533	69,490
Change in net funded status of benefit plans	-	-
Ending balance	186,454	232,863

Treasury stock, at cost
Beginning balance, 2017, 24,672,932 shares; 2016, 23,971,522 shares	(479,215)	(457,702)
Acquisition of shares, 2017, 0 shares; 2016, 474,277 shares	-	(14,466)
Ending balance, 2017, 24,672,932 shares; 2016, 24,445,799 shares	(479,215)	(472,168)

Shareholders’ equity at end of period	$1,321,818	$1,335,987

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows - operating activities
Premiums collected	$172,588	$177,535
Policyholder benefits paid	(127,823)	(116,941)
Policy acquisition and other operating expenses paid	(74,763)	(71,024)
Federal income taxes recovered	11	-
Investment income collected	91,840	82,586
Interest expense paid	(63)	(57)
Other	11,008	8,258

Net cash provided by operating activities	72,798	80,357

Cash flows - investing activities
Fixed maturities
Purchases	(318,629)	(317,878)
Sales	110,872	82,090
Maturities, paydowns, calls and redemptions	190,068	241,233
Purchase of other invested assets	(24,177)	(10,260)
Net cash provided by (used in) short-term and other investments	(42,419)	(41,403)

Net cash used in investing activities	(84,285)	(46,218)

Cash flows - financing activities
Dividends paid to shareholders	(11,518)	(11,114)
Acquisition of treasury stock	-	(14,466)
Proceeds from exercise of stock options	723	1,727
Withholding tax payments on RSUs tendered	(2,532)	(3,231)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	117,311	112,564
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(99,757)	(85,411)
Life policy accounts
Deposits	1,183	489
Withdrawals and surrenders	(1,066)	(926)
Change in bank overdrafts	(2,934)	1,174

Net cash provided by financing activities	1,410	806

Net (decrease) increase in cash	(10,077)	34,945

Cash at beginning of period	16,670	15,509

Cash at end of period	$6,593	$50,454

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017 and 2016

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2017, the consolidated results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2017 and 2016. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform to the 2017 presentation. See “Adopted Accounting Standards”.

Note 1 - Basis of Presentation-(Continued)

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

	March 31,	December 31,
	2017	2016

Investment contract reserves	$4,408,288	$4,360,456
Life policy reserves	1,094,704	1,087,513
Total	$5,502,992	$5,447,969

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents the accumulated change in shareholders’ equity from transactions and other events and circumstances from non-shareholder sources. For the Company, accumulated other comprehensive income (loss) includes the after tax change in net unrealized investment gains and losses on fixed maturity and equity securities and the after tax change in net funded status of benefit plans for the period as shown in the Consolidated Statement of Changes in Shareholders’ Equity. The following tables reconcile these components.

	Net Unrealized
	Investment
	Gains and
	Losses on
	Fixed Maturity
	and Equity
	Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, January 1, 2017	$175,738	$(11,817)	$163,921
Other comprehensive income (loss) before reclassifications	22,330	-	22,330
Amounts reclassified from accumulated other comprehensive income (loss)	203	-	203
Net current period other comprehensive income	22,533	-	22,533
Ending balance, March 31, 2017	$198,271	$(11,817)	$186,454

Beginning balance, January 1, 2016	$175,167	$(11,794)	$163,373
Other comprehensive income (loss) before reclassifications	69,971	-	69,971
Amounts reclassified from accumulated other comprehensive income (loss)	(481)	-	(481)
Net current period other comprehensive income	69,490	-	69,490
Ending balance, March 31, 2016	$244,657	$(11,794)	$232,863

(1)	All amounts are net of tax.
(2)	The pretax amounts reclassified from accumulated other comprehensive income (loss), $(313) and $740, are included in net realized investment gains and losses and the related income tax expenses, $(110) and $259, are included in income tax expense in the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, respectively.

Note 1 - Basis of Presentation-(Continued)

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in “Note 2 -- Investments -- Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities”.

Adopted Accounting Standards

Employee Share-based Payment Accounting

Effective January 1, 2017, the Company adopted new accounting guidance for employee share-based payments which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The recognition and classification of the excess tax benefit provisions were applied prospectively in the results of operations. This adoption resulted in additional excess tax benefits of $2,450 which reduced the current provision for income taxes in the results of operations. The statutory tax withholding classification, which are cash payments made to taxing authorities for withheld taxes funded through tendered shares, were applied retrospectively and the Company reclassified the statutory tax withholding requirements in the statement of cash flows from Other in operating activities to Withholding tax payments on RSUs tendered in financing activities. This statutory withholding reclassification resulted in $2,532 and $3,231 being included in financing activities for the three months ended March 31, 2017 and 2016, respectively. There were no cumulative effect adjustments upon adoption of the new accounting guidance.

Pending Accounting Standards

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

Note 1 - Basis of Presentation-(Continued)

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

Statement of Cash Flows -- Classification

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

Note 1 - Basis of Presentation-(Continued)

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill for reporting units with zero or negative carrying amounts. Public business entities should adopt the guidance prospectively for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application is permitted. Management believes the adoption of this accounting guidance will not have a material effect on how it tests goodwill for impairment.

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index call option contracts) to economically hedge risk associated with its fixed indexed annuity (“FIA”) and indexed universal life (“IUL”) products’ contingent liabilities. The Company’s FIA and IUL products include embedded derivative features that are discussed in “Note 1 -- Summary of Significant Accounting Policies -- Investment Contract and Life Policy Reserves -- Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s investment or insurance products during the three months ended March 31, 2017 and 2016.

Note 2 - Investments-(Continued)

Fixed Maturity and Equity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities and also includes equity securities. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (“AOCI”) of all fixed maturity and equity securities in the portfolio were as follows:

		Unrealized	Unrealized
	Amortized	Investment	Investment	Fair	OTTI in
	Cost or Cost	Gains	Losses	Value	AOCI (1)
March 31, 2017
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations (2):
Mortgage-backed securities	$581,346	$33,904	$5,443	$609,807	$-
Other, including
U.S. Treasury securities	520,718	19,809	9,219	531,308	-
Municipal bonds	1,647,314	148,319	18,206	1,777,427	-
Foreign government bonds	93,845	5,897	56	99,686	-
Corporate bonds	2,683,746	162,602	9,175	2,837,173	-
Other mortgage-backed securities	1,646,266	21,755	12,672	1,655,349	1,538
Totals	$7,173,235	$392,286	$54,771	$7,510,750	$1,538

Equity securities (3)	$143,203	$15,743	$1,971	$156,975	$-

December 31, 2016
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations (2):
Mortgage-backed securities	$587,355	$34,256	$6,720	$614,891	$-
Other, including
U.S. Treasury securities	458,745	18,518	10,120	467,143	-
Municipal bonds	1,648,252	143,733	22,588	1,769,397	-
Foreign government bonds	93,864	5,102	297	98,669	-
Corporate bonds	2,672,818	152,229	14,826	2,810,221	-
Other mortgage-backed securities	1,691,093	21,153	15,859	1,696,387	1,618
Totals	$7,152,127	$374,991	$70,410	$7,456,708	$1,618

Equity securities (3)	$134,013	$13,210	$5,574	$141,649	$-

(1)	Related to securities for which an unrealized loss was bifurcated to distinguish the credit-related portion and the portion driven by other market factors. Represents the amount of OTTI losses in AOCI which was not included in earnings; amounts also include net unrealized investment gains and losses on such impaired securities relating to changes in the fair value of those securities subsequent to the impairment measurement date.
(2)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $283,039 and $272,668; Federal Home Loan Mortgage Corporation (“FHLMC”) of $373,017 and $378,683; and Government National Mortgage Association (“GNMA”) of $112,065 and $115,627 as of March 31, 2017 and December 31, 2016, respectively.
(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturity and equity securities in an unrealized loss position at March 31, 2017 and December 31, 2016, respectively. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2017 -- which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time.

	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2017
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$169,786	$5,035	$3,381	$408	$173,167	$5,443
Other	262,517	9,219	-	-	262,517	9,219
Municipal bonds	325,610	14,754	10,082	3,452	335,692	18,206
Foreign government bonds	1,444	56	-	-	1,444	56
Corporate bonds	285,724	6,492	37,490	2,683	323,214	9,175
Other mortgage-backed securities	444,102	9,060	188,904	3,612	633,006	12,672
Total fixed
maturity securities	1,489,183	44,616	239,857	10,155	1,729,040	54,771
Equity securities (1)	37,554	1,013	8,068	958	45,622	1,971
Combined totals	$1,526,737	$45,629	$247,925	$11,113	$1,774,662	$56,742

Number of positions with a
gross unrealized loss	560		91		651
Fair value as a percentage of
total fixed maturity and
equity securities fair value	19.9%		3.2%		23.1%

December 31, 2016
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$186,439	$6,176	$3,235	$544	$189,674	$6,720
Other	219,372	10,120	-	-	219,372	10,120
Municipal bonds	408,163	19,006	9,928	3,582	418,091	22,588
Foreign government bonds	24,182	297	-	-	24,182	297
Corporate bonds	459,402	11,056	57,261	3,770	516,663	14,826
Other mortgage-backed securities	640,691	10,470	229,106	5,389	869,797	15,859
Total fixed
maturity securities	1,938,249	57,125	299,530	13,285	2,237,779	70,410
Equity securities (1)	56,676	4,567	7,956	1,007	64,632	5,574
Combined totals	$1,994,925	$61,692	$307,486	$14,292	$2,302,411	$75,984

Number of positions with a
gross unrealized loss	629		102		731
Fair value as a percentage of
total fixed maturity and
equity securities fair value	26.3%		4.0%		30.3%

(1)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments-(Continued)

Fixed maturity and equity securities with an investment grade rating represented 90% of the gross unrealized losses as of March 31, 2017. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of OTTI losses on fixed maturity securities held as of March 31, 2017 and 2016 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of OTTI losses were recognized in other comprehensive income:

	Three Months Ended
	March 31,
	2017	2016
Cumulative credit loss (1)
Beginning of period	$13,703	$7,844
New credit losses	-	1,824
Increases to previously recognized credit losses	726	-
Gains related to securities sold or paid down during the period	(2)	-
End of period	$14,427	$9,668

(1)	The cumulative credit loss amounts exclude OTTI losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

Note 2 - Investments-(Continued)

Maturities/Sales of Fixed Maturity and Equity Securities

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

	Percent of Total Fair Value		March 31, 2017
	March 31,	December 31,	Fair	Amortized
	2017	2016	Value	Cost
Estimated expected maturity:
Due in 1 year or less	3.8%	3.9%	$284,164	$271,394
Due after 1 year through 5 years	28.1	28.7	2,109,683	2,014,879
Due after 5 years through 10 years	34.1	35.2	2,562,229	2,447,089
Due after 10 years
through 20 years	21.1	19.5	1,582,732	1,511,608
Due after 20 years	12.9	12.7	971,942	928,265
Total	100.0%	100.0%	$7,510,750	$7,173,235

Average option-adjusted
duration, in years	6.0	5.9

Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended
	March 31,
	2017	2016
Fixed maturity securities
Proceeds received	$110,872	$82,090
Gross gains realized	2,489	2,476
Gross losses realized	(881)	(492)

Equity securities
Proceeds received	$5,489	$6,147
Gross gains realized	1,048	520
Gross losses realized	(192)	(646)

Note 2 - Investments-(Continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities

Net unrealized investment gains and losses are computed as the difference between fair value and amortized cost for fixed maturity securities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Three Months Ended
	March 31,
	2017	2016
Net unrealized investment gains and losses
on fixed maturity securities, net of tax
Beginning of period	$197,978	$198,714
Change in net unrealized investment
gains and losses	21,891	78,341
Reclassification of net realized
investment gains to net income	(484)	(674)
End of period	$219,385	$276,381

Net unrealized investment gains and losses
on equity securities, net of tax
Beginning of period	$4,963	$2,649
Change in net unrealized investment
gains and losses	3,302	2,188
Reclassification of net realized
investment losses to net income	687	193
End of period	$8,952	$5,030

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

Net Amounts
of Assets/
		Gross	Liabilities	Gross Amounts Not Offset
		Amounts	Presented	in the Consolidated
		Offset in the	in the	Balance Sheets
		Consolidated	Consolidated		Cash
	Gross	Balance	Balance	Financial	Collateral	Net
	Amounts	Sheets	Sheets	Instruments	Received	Amount

March 31, 2017
Asset derivatives:
Free-standing derivatives	$9,932	$-	$9,932	$-	$10,449	$(517)

December 31, 2016
Asset derivatives:
Free-standing derivatives	8,694	-	8,694	-	8,824	(130)

Note 2 - Investments-(Continued)

Deposits

At March 31, 2017 and December 31, 2016, fixed maturity securities with a fair value of $18,089 and $18,119, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at March 31, 2017 and December 31, 2016, fixed maturity securities with a fair value of $621,544 and $620,489, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $575,000 at both of the respective dates. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at a point in time is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, specifically in “Note 3 -- Fair Value of Financial Instruments”.

Note 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At March 31, 2017, Level 3 invested assets comprised 3.1% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2017
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$609,807	$609,807	$-	$605,863	$3,944
Other, including
U.S. Treasury securities	531,308	531,308	13,619	517,689	-
Municipal bonds	1,777,427	1,777,427	-	1,723,965	53,462
Foreign government bonds	99,686	99,686	-	99,686	-
Corporate bonds	2,837,173	2,837,173	14,173	2,740,505	82,495
Other mortgage-backed securities	1,655,349	1,655,349	-	1,546,499	108,850
Total fixed maturity securities	7,510,750	7,510,750	27,792	7,234,207	248,751
Equity securities	156,975	156,975	102,573	54,396	6
Short-term investments	81,064	81,064	79,859	1,205	-
Other investments	21,432	21,432	-	21,432	-
Totals	$7,770,221	$7,770,221	$210,224	$7,311,240	$248,757
Financial Liabilities
Investment contract and life policy
reserves, embedded derivatives	$236	$236	$-	$236	$-
Other policyholder funds,
embedded derivatives	64,261	64,261	-	-	64,261

December 31, 2016
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally
sponsored agency obligations:
Mortgage-backed securities	$614,891	$614,891	$-	$611,476	$3,415
Other, including
U.S. Treasury securities	467,143	467,143	13,631	453,512	-
Municipal bonds	1,769,397	1,769,397	-	1,722,900	46,497
Foreign government bonds	98,669	98,669	-	98,669	-
Corporate bonds	2,810,221	2,810,221	13,532	2,736,498	60,191
Other mortgage-backed securities	1,696,387	1,696,387	-	1,595,143	101,244
Total fixed maturity securities	7,456,708	7,456,708	27,163	7,218,198	211,347
Equity securities	141,649	141,649	98,632	43,011	6
Short-term investments	44,918	44,918	44,167	-	751
Other investments	20,194	20,194	-	20,194	-
Totals	$7,663,469	$7,663,469	$169,962	$7,281,403	$212,104
Financial Liabilities
Investment contract and life policy
reserves, embedded derivatives	$158	$158	$-	$158	$-
Other policyholder funds,
embedded derivatives	59,393	59,393	-	-	59,393

Note 3 - Fair Value of Financial Instruments-(Continued)

During the three months ended March 31, 2017, an equity security was transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for this asset. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

								Financial
	Financial Assets							Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total

Beginning balance, January 1, 2017	$46,497	$60,191	$104,659	$211,347	$6	$751	$212,104	$59,393
Transfers into Level 3 (3)	5,214	29,918	15,039	50,171	-	-	50,171	-
Transfers out of Level 3 (3)	-	(6,110)	-	(6,110)	-	(751)	(6,861)	-
Total gains or losses
Net realized investment gains
(losses) included in net
income related to
financial assets	-	-	-	-	-	-	-	-
Net realized (gains) losses
included in net income
related to financial liabilities	-	-	-	-	-	-	-	2,308
Net unrealized investment gains
(losses) included in other
comprehensive income	1,871	96	(771)	1,196	-	-	1,196	-
Purchases	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	3,389
Sales	-	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(120)	(1,600)	(6,133)	(7,853)	-	-	(7,853)	(829)
Ending balance, March 31, 2017	$53,462	$82,495	$112,794	$248,751	$6	$-	$248,757	$64,261

Beginning balance, January 1, 2016	$30,379	$67,575	$75,466	$173,420	$6	$-	$173,426	$39,021
Transfers into Level 3 (3)	14,751	6,059	11,642	32,452	-	-	32,452	-
Transfers out of Level 3 (3)	-	-	-	-	-	-	-	-
Total gains or losses
Net realized investment gains
(losses) included in net
income related to
financial assets	-	-	-	-	-	-	-	-
Net realized (gains) losses
included in net income
related to financial liabilities	-	-	-	-	-	-	-	674
Net unrealized investment gains
(losses) included in other
comprehensive income	1,484	388	(7)	1,865	-	-	1,865	-
Purchases	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	3,491
Sales	-	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-	-
Paydowns, maturities
and distributions	(121)	(3,951)	(3,280)	(7,352)	-	-	(7,352)	(1,101)
Ending balance, March 31, 2016	$46,493	$70,071	$83,821	$200,385	$6	$-	$200,391	$42,085

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.
(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.
(3)	Transfers into and out of Level 3 during the three months ended March 31, 2017 and 2016 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At March 31, 2017 and 2016, there were no net realized investment gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the three months ended March 31, 2017 and 2016, net realized losses of $2,308 and $674, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held.

Note 3 - Fair Value of Financial Instruments-(Continued)

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets classified as Level 3 are subject to the control processes as described in “Note 3 -- Fair Value of Financial Instruments -- Investments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as those used for fixed maturity securities.

The sensitivity of the estimated fair values to changes in the significant unobservable inputs for fixed maturity and equity securities included in Level 3 generally relates to interest rate spreads, illiquidity premiums and default rates. Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in illiquidity premiums in isolation will result in substantially lower (higher) valuations. Significant increases (decreases) in expected default rates in isolation will result in substantially lower (higher) valuations.

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

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2017
Financial Assets
Investments
Other investments	$151,537	$156,089	$-	$-	$156,089
Financial Liabilities
Investment contract and life policy
reserves, fixed annuity contracts	4,408,288	4,317,991	-	-	4,317,991
Investment contract and life policy
reserves, account values on life contracts	80,484	85,945	-	-	85,945
Other policyholder funds	647,134	647,134	-	575,342	71,792
Long-term debt	247,273	259,698	259,698	-	-

December 31, 2016
Financial Assets
Investments
Other investments	$151,965	$156,536	$-	$-	$156,536
Financial Liabilities
Investment contract and life policy
reserves, fixed annuity contracts	4,360,456	4,280,528	-	-	4,280,528
Investment contract and life policy
reserves, account values on life contracts	79,591	85,066	-	-	85,066
Other policyholder funds	649,557	649,557	-	575,253	74,304
Long-term debt	247,209	248,191	248,191	-	-

Note 4 - Derivative Instruments

In February 2014, the Company began offering FIA products, which are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index. In October 2015, the Company began offering IUL products, which also credit interest based on a percentage of the gain in a specified market index. When deposits are received for FIA and IUL contracts, a portion is used to purchase derivatives consisting of OTC call options on the applicable market indices to fund the index credits due to FIA and IUL policyholders. For the Company, substantially all of such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with changes in fair value included in Net realized investment gains and losses, a component of Revenues, in the Consolidated Statements of Operations.

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

The future annual index credits on FIA contracts are treated as a “series of embedded derivatives” over the expected life of the applicable contract with a corresponding reserve recorded. For the IUL contracts, the embedded derivative represents a single year liability for the index return.

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

	March 31,	December 31,
	2017	2016
Assets
Derivative instruments, included in Short-term
and other investments	$9,932	$8,694

Liabilities
FIA - embedded derivatives,
included in Other policyholder funds	64,261	59,393
IUL - embedded derivatives,
included in Investment contract and life policy reserves	236	158

Note 4 - Derivative Instruments-(Continued)

In general, the change in the fair value of the embedded derivatives related to FIA contracts will not correspond to the change in fair value of the purchased call options because the purchased call options are one-year options while the options valued in those embedded derivatives represent the rights of the policyholder to receive index credits over the entire period the FIA contracts are expected to be in force, which typically exceeds 10 years. The changes in fair value of derivatives included in the Consolidated Statements of Operations were as follows:

	Three Months Ended
	March 31,
	2017	2016
Change in fair value of derivatives (1):
Revenues
Net realized investment gains (losses)	$2,437	$(218)

Change in fair value of embedded derivatives:
Revenues
Net realized investment losses	(2,366)	(676)

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

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

The notional amount and fair value of call options by counterparty and each counterparty’s long-term credit ratings were as follows:

	March 31, 2017				December 31, 2016
	Credit Rating (1)		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody’s	Amount	Value	Amount	Value

Bank of America, N.A.	A+	A1	$25,200	$601	$38,500	$1,934
Barclays Bank PLC	A-	A1	80,900	2,332	66,800	1,543
Citigroup Inc.	BBB+	Baa1	-	-	-	-
Credit Suisse International	A	A1	57,700	5,164	65,200	4,281
Societe Generale	A	A2	40,200	1,835	15,600	936

Total			$204,000	$9,932	$186,100	$8,694

(1)	As assigned by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).

Note 4 - Derivative Instruments-(Continued)

As of March 31, 2017 and December 31, 2016, the Company held $10,449 and $8,824, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 per counterparty.

Note 5 - Property and Casualty Unpaid Claims and Claim Expenses

The following table is a summary reconciliation of the beginning and ending Property and Casualty unpaid claims and claim expense reserves for the periods indicated. The table presents reserves on both gross and net (after reinsurance) bases. The total net Property and Casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations. The end of the period gross reserve (before reinsurance) balances and the reinsurance recoverable balances are reflected on a gross basis in the Consolidated Balance Sheets.

	March 31,	March 31,
	2017	2016
Property and Casualty segment
Gross reserves, beginning of year (1)	$307,757	$301,569
Less: reinsurance recoverables	61,199	50,332
Net reserves, beginning of year (2)	246,558	251,237
Incurred claims and claim expenses:
Claims occurring in the current year	123,204	103,206
Decrease in estimated reserves for
claims occurring in prior years (3)	(1,000)	(2,000)
Total claims and claim expenses incurred (4)	122,204	101,206
Claims and claim expense payments
for claims occurring during:
Current year	52,380	39,081
Prior years	62,013	54,515
Total claims and claim expense payments	114,393	93,596
Net reserves, end of year (2)	254,369	258,847
Plus: reinsurance recoverables	61,804	60,429
Gross reserves, end of year (1)	$316,173	$319,276

(1)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for the Life and Retirement segments of $23,860 and $24,993 as of March 31, 2017 and 2016, respectively, in addition to Property and Casualty segment reserves.
(2)	Reserves net of anticipated reinsurance recoverables.
(3)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for the Life and Retirement segments of $21,892 and $18,307 as of March 31, 2017 and 2016, respectively, in addition to the Property and Casualty segment amounts.

Note 5 - Property and Casualty Unpaid Claims and Claim Expenses-(continued)

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $1,000 and $2,000 for the three month periods ended March 31, 2017 and 2016, respectively. The favorable development for both of the three month periods ended March 31, 2017 and 2016 was predominantly the result of favorable severity trends in homeowners loss emergence for accident years 2014 and prior.

Note 6 - Debt

Indebtedness outstanding was as follows:

	March 31,	December 31,
	2017	2016
Short-term debt:
Bank Credit Facility, expires July 30, 2019	$-	$-

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate
principal amount of $250,000 less unaccrued discount of
$589 and $603 (4.5% imputed rate) and unamortized
debt issuance costs of $2,138 and $2,188	247,273	247,209

The Credit Agreement with Financial Institutions (“Bank Credit Facility”) and 4.50% Senior Notes due 2025 (“Senior Notes due 2025”) are described in “Notes to Consolidated Financial Statements -- Note 7 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount

Three months ended March 31, 2017
Premiums written and contract deposits	$301,512	$5,510	$730	$296,732
Premiums and contract charges earned	200,455	5,534	801	195,722
Benefits, claims and settlement expenses	147,271	3,883	708	144,096

Three months ended March 31, 2016
Premiums written and contract deposits	$287,992	$5,768	$945	$283,169
Premiums and contract charges earned	190,233	5,769	986	185,450
Benefits, claims and settlement expenses	131,240	12,662	935	119,513

Note 8 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $140,516 and $135,054 at March 31, 2017 and December 31, 2016, respectively.

Note 9 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: Property and Casualty segment, primarily personal lines automobile and homeowners products; Retirement segment, primarily tax-qualified fixed and variable annuities; and Life segment, life insurance. The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net realized investment gains and losses and certain public company expenses, such items also have included corporate debt retirement costs/gains, when applicable. Summarized financial information for these segments is as follows:

	Three Months Ended
	March 31,
	2017	2016
Insurance premiums and contract charges earned
Property and Casualty	$158,318	$152,120
Retirement	6,601	6,068
Life	30,803	27,262
Total	$195,722	$185,450

Net investment income
Property and Casualty	$9,177	$8,828
Retirement	63,442	58,049
Life	18,288	17,984
Corporate and Other	12	15
Intersegment eliminations	(208)	(217)
Total	$90,711	$84,659

Net income (loss)
Property and Casualty	$2,735	$13,795
Retirement	11,530	10,553
Life	3,885	3,867
Corporate and Other	(2,832)	(3,062)
Total	$15,318	$25,153

	March 31,	December 31,
	2017	2016
Assets
Property and Casualty	$1,117,764	$1,110,958
Retirement	7,622,077	7,449,777
Life	1,941,372	1,912,771
Corporate and Other	126,745	140,104
Intersegment eliminations	(28,453)	(36,786)
Total	$10,779,505	$10,576,824
26

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

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company’s business. For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. That discussion includes factors such as:

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

For the three months ended March 31, 2017, the Company’s net income of $15.3 million decreased $9.9 million compared to a year ago reflecting a record level of catastrophic losses in the quarter, as well as elevated non-catastrophic weather-related losses.

Property and Casualty segment net income of $2.7 million was $11.1 million lower compared to a year ago with a combined ratio of 105.5%, reflecting a record level of catastrophe losses in the quarter, as well as elevated non-catastrophe weather-related losses. Catastrophe losses of $17.2 million pretax were $4.5 million higher than the first quarter of 2016, representing 2.5 points of the combined ratio increase. Prior years’ reserves continue to develop favorably; however, the favorable development in the current quarter was $1.0 million pretax lower than the amount a year ago, representing 0.7 points of the combined ratio increase.

On an underlying basis, the auto loss ratio of 76.7% was in line with the prior period result on a developed basis, and was in line with full year 2016 results despite the elevated level of weather losses in the first quarter of 2017. The Company remains confident that it is on the right track for 1 point of underlying auto combined ratio improvement for the full year 2017. For property, the increase in the underlying loss ratio from 35.9% for the first quarter of 2016 to 46.9% for the first quarter of 2017 was largely related to the impact of higher non-catastrophe weather-related losses.

Retirement segment net income of $11.5 million increased $0.9 million, or 9%, compared to a year ago which was primarily due to a $3.4 million pretax increase in net interest margin offset by a $2.6 million pretax increase in operating expenses including costs related to the Company’s continued infrastructure and strategic investments. The annualized net interest spread on fixed annuity assets was 183 basis points for the first quarters of 2017 and 2016, which reflects the continued low interest rate environment. Total Retirement assets under management of $6.6 billion increased 9% from a year ago, and total cash value persistency remained strong at approximately 95%.

Life segment net income was $3.9 million for the first quarter of 2017 and comparable to a year ago. In the current quarter, Life segment insurance premiums and contract deposits of $26.5 million increased 11%, or $2.6 million, compared to the prior year period. Life sales of $4.7 million increased $1.7 million, or 57%, compared to the prior year period, primarily due to an increase in single premium sales. Life persistency of 96% was comparable to 12 months earlier.

Premiums written and contract deposits* increased $13.5 million, or 4.8%, compared to a year ago. Property and Casualty premiums written increased $6.2 million, or 4.2%, primarily attributable to rate increases in average premium per policy for homeowners and automobile. Life premiums and contract deposits increased $2.6 million, or 10.9%, compared to a year ago. Annuity deposits received for Retirement increased $4.7 million, or 4.2%, and was attributable to $2.2 million of single premium and $2.5 million of recurring deposits received in 2017.

The Company’s book value per share was $32.60 at March 31, 2017, an increase of 1.4% compared to December 31, 2016 and a decrease of 1.5% compared to a year ago.

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

Compared to December 31, 2016, at March 31, 2017, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

	Three Months Ended		Change From
	March 31,		Prior Year
	2017	2016	Percent	Amount
Insurance premiums written and contract deposits
(includes annuity and life contract deposits)
Property & Casualty	$152.9	$146.7	4.2%	$6.2
Retirement (annuity)	117.3	112.6	4.2%	4.7
Life	26.5	23.9	10.9%	2.6
Total	$296.7	$283.2	4.8%	$13.5

Insurance premiums and contract charges earned
(excludes annuity and life contract deposits)
Property & Casualty	$158.3	$152.1	4.1%	$6.2
Retirement (annuity)	6.6	6.1	8.2%	0.5
Life	30.8	27.3	12.8%	3.5
Total	$195.7	$185.5	5.5%	$10.2

Number of Policies and Contracts in Force

(actual counts)

	March 31,	December 31,	March 31,
	2017	2016	2016
Property and Casualty
Automobile	483,683	484,915	486,682
Property	219,017	220,137	223,653
Total	702,700	705,052	710,335
Retirement	220,284	219,105	212,397
Life	197,900	197,937	201,480

For the first three months of 2017, the Company’s premiums written and contract deposits* of $296.7 million increased $13.5 million, or 4.8%. The Company’s premiums and contract charges earned increased $10.2 million, or 5.5%, compared to the prior year, primarily due to increases in average premium per policy for both homeowners and automobile.

Total Property and Casualty premiums written* increased 4.2%, or $6.2 million, in the first three months of 2017, compared to the prior year, primarily due to increases in average written premium per policy for both homeowners and automobile. For 2017, the Company’s full year rate plan anticipates high-single digit average rate increases for automobile and mid-single digit average rate increases for homeowners (including states with no rate actions for both automobile and homeowners); average approved rate changes during the first three months of 2017 were consistent with those plans at 9.0% for automobile and 4.4% for homeowners.

Based on policies in force, the current year automobile 12 month retention rate for new and renewal policies was 83.0% compared to 84.5% at March 31, 2016, with the decrease due to recent rate and underwriting actions. The current year homeowner 12 month retention rate for new and renewal policies was 87.5% at March 31, 2017 compared to 88.4% at March 31, 2016 with the decrease due to recent rate and underwriting actions.

Automobile premiums written* increased 5.5%, or $5.7 million, compared to the first quarter of 2016. In the first quarter of 2017, the average written premium per policy and average earned premium per policy increased approximately 5% and 6%, respectively, compared to a year earlier. The number of educator policies represented approximately 85% of the automobile policies in force at March 31, 2017, December 31, 2016 and March 31, 2016.

Homeowners premiums written* increased 1.2%, or $0.5 million, compared to the first quarter of 2016. While the number of homeowners policies in force has declined, the average written premium per policy and average earned premium per policy increased approximately 2% and 4%, respectively, in the first quarter of 2017 compared to a year earlier. The number of educator policies represented approximately 82% of the homeowners policies in force at March 31, 2017, December 31, 2016 and March 31, 2016, and has reflected more moderate declines than the overall homeowner policies in force count. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

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

For the three months ended March 31, 2017, total annuity deposits* received by Retirement increased 4.2%, or $4.7 million, compared to the prior year period. For the first quarter of 2017, the increase reflected a 4.9% increase in recurring deposit receipts and a 3.6% increase in single premium and rollover deposit receipts.

In the first three months of 2017, new deposits to fixed accounts of $71.9 million decreased 3.7%, or $2.8 million, and new deposits to variable accounts of $45.4 million increased 19.8%, or $7.5 million, compared to the prior year.

Total annuity accumulated value on deposit of $6.6 billion at March 31, 2017 increased 9% compared to a year earlier, reflecting the increase from new deposits received as well as favorable retention. Accumulated value retention for the variable annuity option was 94.7% and 94.5% for the 12 month periods ended March 31, 2017 and 2016, respectively; fixed annuity retention was 94.4% and 94.9% for the respective periods.

Variable annuity accumulated balances of $2.0 billion at March 31, 2017 increased 13.8% compared to March 31, 2016, as positive impacts of deposits and favorable financial market performance offset withdrawals and net transfers to the guaranteed interest rate fixed account option. Compared to the first quarter of 2016, Retirement contract charges earned increased 8.2%, or $0.5 million.

Life premiums and contract deposits* for the first three months of 2017 increased 10.9%, or $2.6 million, compared to the prior year period. The ordinary life insurance in force lapse ratio was 4.5% for the 12 months ended March 31, 2017 compared to 4.2% for the 12 months ended March 31, 2016.

Sales*

For the first three months of 2017, Property and Casualty new annualized sales premiums increased 8.6% compared to the first quarter of 2016, as 9.2%, or $1.9 million, growth in new automobile sales was accompanied by growth in homeowners sales of 5.3%, or $0.2 million, compared to the prior year period.

During the first quarter 2017, the Retirement segment’s new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years. Annuity sales by Horace Mann’s Exclusive Distributors increased 7.5% compared to the first quarter of 2016. Sales from the Independent Agent distribution channel, which represent approximately 8.8% of total annuity sales in the current period and are largely single premium and rollover annuity deposits, decreased approximately 21.4% compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels increased 4.2%, or $4.7 million, compared to the first quarter of 2016. It should be noted that historically, reported annuity sales for HM products were determined based on annualized new recurring deposits as well as single deposits/rollovers. Effective January 1, 2017, reported annuity sales are now determined based on total recurring deposits as well as single deposits/rollovers. All historical annuity sales information presented has been revised to conform to the new reporting methodology.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, as well as the October 2015 introduction of the Company’s Indexed Universal Life (“IUL”) product have contributed to an increase in sales of proprietary life products. For the current quarter, sales of Horace Mann’s proprietary life insurance products totaled $4.7 million, representing an increase of 56.7%, or $1.7 million, compared to the prior year quarter, including an increase of $1.8 million for single premium sales.

Distribution

At March 31, 2017, there was a combined total of 697 Exclusive Distributors, compared to 683 at December 31, 2016 and 711 at March 31, 2016. The Company continues to expect higher quality standards for Exclusive Distributors to focus on improving both customer experiences and agent productivity in their respective territories. Growth in new automobile sales and life sales reflects improvement in average Exclusive Distributor productivity. The dedicated sales force is supported by the Company’s customer contact center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The customer contact center is also able to assist educators in territories which are not currently served by Exclusive Distributors.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 273 authorized agents at March 31, 2017. During the three months ended March 31, 2017, this channel generated $10.3 million in annuity sales for the Company compared to $13.1 million for the first quarter of 2016, with the new business primarily comprised of single and rollover deposit business in both periods.

Net Investment Income

For the three months ended March 31, 2017, pretax net investment income of $90.7 million increased 7.1%, or $6.0 million, (6.9%, or $3.9 million, after tax) compared to the prior year period. In addition to reflecting higher asset balances in the Retirement segment, investment results reflected an increase in investment prepayment activity and favorable returns on alternative investments, partially offset by the impact of the current low interest rate environment. Average invested assets increased 5.4% over the 12 months ended March 31, 2017. The average pretax yield on the total investment portfolio was 5.1% (3.4% after tax) for the first quarter of 2017, compared to the average pretax yield of 5.0% (3.3% after tax) a year earlier. During the first quarter of 2017, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses (Pretax)

For the first three months of 2017, net realized investment losses were $0.2 million and comparable to a year ago. The net losses in both periods were realized primarily from ongoing investment portfolio management activity and, when determined, the recognition of other-than-temporary impairment (“OTTI”).

For the first three months of 2017, the Company’s net realized investment losses of $0.2 million included $5.0 million of gross gains realized on security sales partially offset by $2.4 million of gross realized losses primarily on disposal of securities and expiration of call options during the quarter and $2.8 million of OTTI charges recorded on certain equity and fixed maturity securities.

For the first three months of 2016, the Company’s net realized investment losses of $0.2 million included $5.6 million of gross gains realized on security sales and calls partially offset by $2.1 million of realized losses primarily on securities that were disposed of during the quarter and $3.7 million of OTTI charges recorded largely on Puerto Rico and energy sector fixed maturity securities.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are due to issuer specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity and Equity Securities Portfolios

The table below presents the Company’s fixed maturity and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2016, credit spreads were tighter across most asset classes and U.S. Treasury rates declined, which resulted in net unrealized investment gains to be higher in the Company’s fixed maturity securities holdings at March 31, 2017.

	March 31, 2017
				Pretax Net
			Amortized	Unrealized
	Number of	Fair	Cost or	Investment
	Issuers	Value	Cost	Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	98	$707.7	$676.4	$31.3
Insurance	54	272.6	248.2	24.4
Energy (1)	47	224.8	212.0	12.8
Technology	32	172.8	168.2	4.6
Healthcare, Pharmacy	42	168.5	160.6	7.9
Real estate	37	165.2	158.2	7.0
Utilities	39	159.0	140.9	18.1
Transportation	24	158.4	151.8	6.6
Telecommunications	27	126.2	118.5	7.7
Natural gas	20	91.3	85.9	5.4
All other corporates (2)	197	590.7	563.1	27.6
Total corporate bonds	617	2,837.2	2,683.8	153.4
Mortgage-backed securities
U.S. Government and federally
sponsored agencies	355	430.0	400.5	29.5
Commercial (3)	127	528.4	531.1	(2.7)
Other	31	75.4	74.4	1.0
Municipal bonds (4)	601	1,777.4	1,647.3	130.1
Government bonds
U.S.	11	531.3	520.7	10.6
Foreign	17	99.7	93.9	5.8
Collateralized debt obligations (5)	102	583.2	577.4	5.8
Asset-backed securities	109	648.1	644.1	4.0
Total fixed maturity securities	1,970	$7,510.7	$7,173.2	$337.5

Equity securities
Non-redeemable preferred stocks	14	$62.6	$62.8	$(0.2)
Common stocks	180	74.3	60.4	13.9
Closed-end fund	1	20.1	20.0	0.1
Total equity securities	195	$157.0	$143.2	$13.8

Total	2,165	$7,667.7	$7,316.4	$351.3

(1)	At March 31, 2017, the fair value amount included $11.8 million which were non-investment grade.
(2)	The All other corporates category contains 19 additional industry sectors. Food and beverage, broadcasting and media, consumer products, gaming, lodging and dining, retail and metal and mining represented $426.6 million of fair value at March 31, 2017, with the remaining 13 sectors each representing less than $32.3 million.
(3)	At March 31, 2017, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(4)	Holdings are geographically diversified, approximately 40% are tax-exempt and 78% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at March 31, 2017.
(5)	Based on fair value, 96% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2017.

At March 31, 2017, the Company’s diversified fixed maturity securities portfolio consisted of 2,547 investment positions, issued by 1,970 entities, and totaled approximately $7.5 billion in fair value. This portfolio was 95.9% investment grade, based on fair value, with an average quality rating of A. The Company’s investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity and equity securities portfolios by rating category. At March 31, 2017, 94.8% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity and Equity Securities (1)

(Dollars in millions)

	Percent of Portfolio
	Fair Value		March 31, 2017
	December 31,	March 31,	Fair	Amortized
	2016	2017	Value	Cost or Cost
Fixed maturity securities
AAA	8.3%	8.6%	$645.0	$630.2
AA (2)	35.5	35.2	2,642.5	2,520.1
A	23.6	23.8	1,786.0	1,686.5
BBB	28.4	28.3	2,124.0	2,029.2
BB	2.4	2.4	176.6	173.5
B	1.0	0.9	70.6	73.3
CCC or lower	0.2	0.1	9.8	9.9
Not rated (3)	0.6	0.7	56.2	50.5
Total fixed maturity securities	100.0%	100.0%	$7,510.7	$7,173.2
Equity securities
AAA	-	-	-	-
AA	-	-	-	-
A	-	-	-	-
BBB	35.3%	39.7%	$62.4	$62.7
BB	-	-	*	*
B	-	-	-	-
CCC or lower	-	-	-	-
Not rated	64.7	60.3	94.6	80.5
Total equity securities	100.0%	100.0%	$157.0	$143.2

Total			$7,667.7	$7,316.4

*	Less than $0.1 million.
(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	At March 31, 2017, the AA rated fair value amount included $519.5 million of U.S. Government and federally sponsored agency securities and $517.4 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)	This category primarily represents private placement and municipal securities not rated by either S&P or Moody’s.

At March 31, 2017, the fixed maturity and equity securities portfolios had a combined $56.7 million pretax of gross unrealized investment losses on $1,775 million fair value related to 651 positions. Of the investment positions (fixed maturity and equity securities) with gross unrealized investment losses, 9 were trading below 80% of the carrying value at March 31, 2017 and were not considered other-than-temporarily impaired. These positions had fair value of $12.5 million, representing 0.2% of the Company’s total investment portfolio at fair value, and had a gross unrealized investment loss of $4.4 million.

The Company views the gross unrealized investment losses of all of the securities at March 31, 2017 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of OTTI.

Benefits, Claims and Settlement Expenses

	Three Months Ended		Change From
	March 31,		Prior Year
	2017	2016	Percent	Amount

Property and casualty	$122.2	$101.2	20.8%	$21.0
Annuity	1.1	0.9	22.2%	0.2
Life	20.8	17.4	19.5%	3.4
Total	$144.1	$119.5	20.6%	$24.6

Property and casualty catastrophe losses, included above	$17.2	$12.7	35.4%	$4.5

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended
	March 31,
	2017	2016
Incurred claims and claim expenses:
Claims occurring in the current year	$123.2	$103.2
Decrease in estimated reserves for claims
occurring in prior years	(1.0)	(2.0)
Total claims and claim expenses incurred	$122.2	$101.2

Property and casualty loss ratio:
Total	77.2%	66.5%
Effect of catastrophe costs, included above	10.8%	8.3%
Effect of prior years’ reserve development, included above	-0.6%	-1.3%

For the three months ended March 31, 2017, the Company’s benefits, claims and settlement expenses increased $24.6 million, or 20.6%, compared to the prior year period primarily reflecting increases in Property and Casualty catastrophe costs and current accident year loss frequency -- specifically, in automobile and a $3.4 million increase in life mortality costs.

The current period favorable development of prior years’ Property and Casualty reserves of $1.0 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate. At March 31, 2017, the favorable development was predominantly the result of favorable severity trends in the homeowners loss emergence for accident years 2014 and prior.

For the three months ended March 31, 2017, the automobile loss ratio of 78.3% increased by 6.4 percentage points compared to the prior year period, including (1) the impact of catastrophe costs that resulted in a 0.9 percentage point increase and (2) the impacts of higher current accident year non-catastrophe losses for 2017 primarily driven by an increase in loss frequencies. The homeowners loss ratio of 74.9% for the three months ended March 31, 2017 increased 19.2 percentage points compared to a year earlier, including current accident year catastrophe and non-catastrophe weather-related experience as well as development of prior years’ reserves that had a 2.0 percentage point less favorable impact in the current year. Catastrophe costs represented 29.9 percentage points of the homeowners loss ratio for the current period compared to 23.7 percentage points for the prior year period.

Interest Credited to Policyholders

	Three Months Ended		Change From
	March 31,		Prior Year
	2017	2016	Percent	Amount

Retirement (annuity)	$37.5	$35.6	5.3%	$1.9
Life	11.3	11.1	1.8%	0.2
Total	$48.8	$46.7	4.5%	$2.1

Compared to the first three months of 2016, the current period increase in Retirement segment interest credited reflected a 7.0% increase in average accumulated fixed deposits, at an average crediting rate of 3.5%. Life insurance interest credited increased slightly as a result of the growth in reserves for life insurance products with account values.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spreads for both the three months ended March 31, 2017 and 2016, were 183 basis points.

As of March 31, 2017, fixed annuity account values totaled $4.6 billion, including $4.3 billion of deferred annuities. As shown in the table below, for approximately 87%, or $3.7 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed maturity securities.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $543 million of the Retirement segment and Life segment combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement segment net investment income by approximately $2.1 million in year one and $6.3 million in year two, further reducing the net interest spread by approximately 4 basis points and 13 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on deferred policy acquisition costs as of March 31, 2017 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.30 million and $0.40 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

	March 31, 2017
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
			Percent of
	Percent	Accumulated	Total Deferred	Percent	Accumulated
	of Total	Value (“AV”)	Annuities AV	of Total	Value
Minimum guaranteed interest rates:
Less than 2%	23.8%	$1,027.1	49.2%	13.5%	$505.0
Equal to 2% but less than 3%	7.1	308.5	82.9%	6.8	255.7
Equal to 3% but less than 4%	14.1	610.1	99.8%	16.3	609.0
Equal to 4% but less than 5%	53.7	2,316.5	100.0%	61.9	2,316.4
5% or higher	1.3	55.0	100.0%	1.5	55.0
Total	100.0%	$4,317.2	86.7%	100.0%	$3,741.1

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $24.9 million for the first three months of 2017 compared to $24.1 million for the same period in 2016. The increase was largely attributable to increased written premium in the Property and Casualty segment. For the Retirement and Life segments, the unlocking of deferred policy acquisition costs (“unlocking”) resulted in an immaterial change in amortization for the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses

For the first three months of 2017, operating expenses of $48.7 million increased $5.9 million, or 13.8%, compared to the same period in 2016. The first quarter 2017 expense level was consistent with management’s expectations as the Company makes expenditures related to customer service and infrastructure improvements, which are intended to enhance the overall customer experience and support favorable policy retention and business cross-sale ratios.

The Property and Casualty expense ratio of 28.3% for the three months ended March 31, 2017 increased 1 point compared to the prior year expense ratio of 27.3%, reflecting additional costs related to the Company’s continued infrastructure investments.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 14.0% and 28.6% for the three months ended March 31, 2017 and 2016, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates 7.8% and 6.8% for the three months ended March 31, 2017 and 2016, respectively. Further, the adoption of a new accounting standard for employee share-based payments on January 1, 2017 reduced the effective income tax rate by 13% for the quarter ending March 31, 2017. The new accounting standard requires that the entire excess tax benefit/deficiency from employee share-based payments be recognized in the income statement rather than allocating the excess tax benefit/deficiency between the equity section of the balance sheet and the income statement.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2017, the Company’s federal income tax returns for years prior to 2013 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended March 31, 2017, the Company’s net income of $15.3 million decreased $9.9 million compared to the prior year period reflecting a record level of catastrophe losses in the current quarter, as well as elevated non-catastrophe weather-related losses. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

	Three Months Ended		Change From
	March 31,		Prior Year
	2017	2016	Percent	Amount
Analysis of net income (loss) by segment:
Property and Casualty	$2.7	$13.8	-80.4%	$(11.1)
Retirement	11.5	10.6	8.5%	0.9
Life	3.9	3.9	N.M.	-
Corporate and Other (1)	(2.8)	(3.1)	-9.7%	0.3
Net income	$15.3	$25.2	-39.3%	$(9.9)

Effect of catastrophe costs, after tax, included above	$(11.1)	$(8.3)	33.7%	$(2.8)
Effect of net realized investment gains
(losses), after tax, included above	$(0.1)	$(0.4)	-75.0%	$0.3

Diluted:
Net income per share	$0.37	$0.61	-39.3%	$(0.24)
Weighted average number of shares and
equivalent shares (in millions)	41.3	41.5	-0.5%	(0.2)

Property and casualty combined ratio:
Total	105.5%	93.8%	N.M.	11.7%
Effect of catastrophe costs, included above	10.8%	8.3%	N.M.	2.5%
Effect of prior years’ reserve development, included above	-0.6%	-1.3%	N.M.	0.7%

N.M. - Not meaningful.

(1)	The Corporate and Other segment includes interest expense on debt, net realized investment gains and losses, corporate debt retirement costs (when applicable), certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the Corporate and Other segment reflects corporate-level transactions. Of those transactions, net realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the three months ended March 31, 2017, net realized investment losses after tax were $0.1 million, compared to net realized investment losses after tax of $0.4 million a year earlier.

Return on average shareholders’ equity based on net income was 5.4% and 6.4% for the trailing 12 months ended March 31, 2017 and 2016, respectively.

Outlook for 2017

At the time of this Quarterly Report on Form 10-Q, management estimates that 2017 full year net income before net realized investment gains and losses will be within a range of $1.95 to $2.15 per diluted share. This projection incorporates the Company’s results for 2016 and anticipates continued improvement in the Company’s underlying automobile combined ratio, modeled catastrophe losses as well as modestly lower earnings in the Retirement and Life segments reflecting lower net interest spreads, and approximately $0.10 cents of continued strategic investing in our Retirement business that we expect will accelerate growth momentum related to the Company’s continued modernization of technology and infrastructure. As a result of the continued low interest rate environment, management expects the Company’s overall portfolio yield to decline by approximately 10 basis points over the course of 2017, impacting each of the three business segments. Within the Property and Casualty segment, both approved and planned premium rate increases, as well as underwriting initiatives, are expected to improve profitability margins for the automobile line compared to 2016. The property line is anticipated to produce solid profitability, although at a reduced level that assumes non-catastrophe weather related losses return to a more normalized level than the comparison to 2016; and, catastrophe losses are estimated to be lower than the 2016 level. Net income for the Retirement segment will continue to be impacted by the prolonged interest rate environment and the 2016 net interest spread of 193 basis points is anticipated to grade down to the low 180s through the course of 2017. Assuming mortality costs consistent with the Company’s actuarial models, Life segment net income is expected to decrease compared to 2016, due to net investment income pressure and the increase in expenses. In addition to the segment-specific factors, the Company’s initiatives for customer service and infrastructure improvements, as well as enhanced training and education for the Company’s agency force, all intended to enhance the overall customer experience and support further improvement in policy retention and business cross-sale ratios, will continue and result in a moderate increase in expense levels compared to 2016.

As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s estimate above. Additionally, see “Forward-looking Information” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 concerning other important factors that could impact actual results. Management believes that a projection of net income including net realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2017 and 2016, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed maturity securities, is located in “Results of Operations -- Net Realized Investment Gains and Losses (Pretax)” and in the “Notes to Consolidated Financial Statements -- Note 2 -- Investments”.

Cash Flow

The short-term liquidity requirements of the Company, within a 12 month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet the Company’s operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth and pay dividends to shareholders. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity policy claims and benefits, as well as retirement of long-term debt.

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2017, net cash provided by operating activities decreased compared to the same period in 2016, largely due to an increase in Policyholder benefits paid in the current quarter, partially offset by an increase in Investment income collected in the current quarter.

Payments of principal and interest on debt, dividends to shareholders and parent company operating expenses are largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2017 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $91 million, of which $12.0 million was paid during the three months ended March 31, 2017. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements -- Note 10 -- Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Investing Activities

HMEC’s insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity, as well as equity securities, and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity and equity securities portfolios as “available for sale”.

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, issuances and repurchases of HMEC’s common stock, fluctuations in bank overdraft balances, and borrowings, repayments and repurchases related to its debt facilities.

The Company’s annuity business produced net positive cash flows in the first three months of 2017. For the three months ended March 31, 2017, receipts from annuity contracts increased $4.7 million, or 4.2%, compared to the same period in the prior year, as described in “Results of Operations -- Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values decreased $14.3 million, or 16.8%, compared to the prior year period.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (the “NAIC”). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in “Notes to Consolidated Financial Statements -- Note 10 -- Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The total capital of the Company was $1,569.1 million at March 31, 2017, including $247.3 million of long-term debt and no short-term debt outstanding. Total debt represented 18.0% of total capital excluding net unrealized investment gains and losses (15.8% including net unrealized investment gains and losses) at March 31, 2017, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,321.8 million at March 31, 2017, including a net unrealized investment gain in the Company’s investment portfolio of $198.3 million after taxes and the related impact of deferred policy acquisition costs associated with investment contracts and life insurance products with account values. The market value of the Company’s common stock and the market value per share were $1,664.3 million and $41.05, respectively, at March 31, 2017. Book value per share was $32.60 at March 31, 2017 ($27.71 excluding the net unrealized investment gain*).

Additional information regarding the net unrealized investment gain in the Company’s investment portfolio at March 31, 2017 is included in “Results of Operations -- Net Realized Investment Gains and Losses (Pretax)”.

Total shareholder dividends were $11.5 million for the three months ended March 31, 2017. In March 2017, the Board of Directors announced regular quarterly dividends of $0.275 per share.

During the first three months of 2017, the Company did not repurchase shares of its common stock, under its share repurchase program, which is further described in “Notes to Consolidated Financial Statements -- Note 9 -- Shareholders’ Equity and Common Stock Equivalents” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As of March 31, 2017, $29.5 million remained authorized for future share repurchases under the 2015 repurchase program.

As of March 31, 2017, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (“Senior Notes due 2025”), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the “Notes to Consolidated Financial Statements -- Note 7 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of March 31, 2017, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2017.

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

Assigned ratings as of April 30, 2017 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s Property and Casualty insurance subsidiaries and the Company’s principal Life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of April 30, 2017
S&P	A	(stable)	BBB	(stable)
Moody’s
Horace Mann Life Insurance Company	A3	(positive)	N.A.
HMEC’s Property and Casualty subsidiaries	A3	(positive)	N.A.
HMEC	N.A.		Baa3	(positive)
A.M. Best	A	(stable)	bbb	(stable)
Fitch	A	(stable)	BBB	(stable)

N.A. – Not applicable.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s Property and Casualty segment is located in “Business -- Property and Casualty Segment -- Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Information regarding the reinsurance program for the Company’s Life segment is located in “Business -- Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 4:   Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2017 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A:  Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following risk factor is updated to reflect recent developments; however, in general the described risks are comparable to those previously disclosed.

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

The DOL rule was originally to be effective on April 10, 2017, but under a delay measure, the fiduciary definition will go into effect on June 9, 2017, with certain conditions for prohibited transaction exemption relief delayed until January 1, 2018. The DOL is continuing its examination of the rule as directed by President Trump.

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

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On December 7, 2011 the Company’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the “2011 Plan”). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended March 31, 2017, the Company did not repurchase shares of HMEC common stock. As of March 31, 2017, $29.5 million remained authorized for future share repurchases.

Item 5:   Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2017 which has not been filed with the Securities and Exchange Commission (“SEC”).

Item 6:   Exhibits

The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

(3)	Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

Exhibit
No.	Description

10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	First Amendment to the HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective as of May 20, 2015).

10.3(a)*	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) (Section 16 Officer) Non-Qualified Stock Option Agreement - Employee Grantee.

10.3(b)*	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) (Non-Section 16) Non-Qualified Stock Option Agreement - Employee Grantee.

Exhibit
No.	Description

10.3(c)*	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-Vested Restricted Stock Units Agreement - Employee Grantee.

10.3(d)*	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Performance-Based Restricted Stock Units Agreement - Employee Grantee.

10.3(e)	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-Vested Restricted Stock Units Agreement - Employee Grantee (One-Time Grant Service).

10.3(f)*	Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan incorporated by reference to Exhibit 10.3(e) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.3(g)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 5, 2016.

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries.

Exhibit
No.	Description

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.

Exhibit
No.	Description

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 9, 2017	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 9, 2017	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President, Chief
Financial Officer and Principal
Financial and Accounting Officer

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2017

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit
No.	Description

(3)	Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.1(a)	Form of HMEC 4.5000% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

10.1	Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.
1

Exhibit
No.	Description

10.1(a)	First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	First Amendment to the HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective as of May 20, 2015).

10.3(a)*	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) (Section 16 Officer) Non-Qualified Stock Option Agreement - Employee Grantee.

10.3(b)*	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) (Non-Section 16) Non-Qualified Stock Option Agreement - Employee Grantee.

2

Exhibit
No.	Description

10.3(c)*	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-Vested Restricted Stock Units Agreement - Employee Grantee.

10.3(d)*	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Performance-Based Restricted Stock Units Agreement - Employee Grantee.

10.3(e)	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-Vested Restricted Stock Units Agreement - Employee Grantee (One-Time Grant Service).

10.3(f)*	Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan incorporated by reference to Exhibit 10.3(e) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.3(g)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 5, 2016.

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries.

3

Exhibit
No.	Description

10.9*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

10.11(a)*	First Amendment to the HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012.

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.

4

Exhibit
No.	Description

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

5