Form 10-Q
period 2017-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2017-08-08
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes        No   X

As of July 31, 2017, the registrant had 40,673,282 shares of Common Stock, par value $0.001 per share, outstanding.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2017, the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and the related consolidated statements of changes in shareholders’ equity, and cash flows for the six-month periods ended June 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2017, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
August 8, 2017

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2017, $7,161,917; 2016, $7,152,127)	$7,578,585	$7,456,708
Equity securities, available for sale, at fair value (cost 2017, $140,553; 2016, $134,013)	156,909	141,649
Short-term and other investments	502,443	401,015
Total investments	8,237,937	7,999,372
Cash	16,006	16,670
Deferred policy acquisition costs	256,878	267,580
Goodwill	47,396	47,396
Other assets	341,684	321,874
Separate Account (variable annuity) assets	1,976,234	1,923,932
Total assets	$10,876,135	$10,576,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,480,863	$5,447,969
Unpaid claims and claim expenses	352,513	329,888
Unearned premiums	248,123	246,274
Total policy liabilities	6,081,499	6,024,131
Other policyholder funds	713,004	708,950
Other liabilities	495,931	378,620
Long-term debt	247,337	247,209
Separate Account (variable annuity) liabilities	1,976,234	1,923,932
Total liabilities	9,514,005	9,282,842
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2017, 65,341,779; 2016, 64,917,683	65	65
Additional paid-in capital	459,317	453,479
Retained earnings	1,150,270	1,155,732
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains on fixed maturity and equity securities	243,510	175,738
Net funded status of benefit plans	(11,817)	(11,817)
Treasury stock, at cost, 2017, 24,672,932 shares; 2016, 24,672,932 shares	(479,215)	(479,215)
Total shareholders’ equity	1,362,130	1,293,982
Total liabilities and shareholders’ equity	$10,876,135	$10,576,824

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Insurance premiums and contract charges earned	$195,718	$188,360	$391,440	$373,810
Net investment income	91,994	91,179	182,705	175,838
Net realized investment gains	2,072	3,080	1,830	2,926
Other income	1,652	939	2,765	2,287

Total revenues	291,436	283,558	578,740	554,861

Benefits, losses and expenses
Benefits, claims and settlement expenses	165,879	148,408	309,975	267,921
Interest credited	49,348	47,576	98,122	94,266
Policy acquisition expenses amortized	24,808	24,587	49,694	48,639
Operating expenses	46,228	43,345	94,984	86,141
Interest expense	2,945	2,948	5,901	5,883

Total benefits, losses and expenses	289,208	266,864	558,676	502,850

Income before income taxes	2,228	16,694	20,064	52,011
Income tax (benefit) expense	(33)	4,828	2,485	14,992

Net income	$2,261	$11,866	$17,579	$37,019

Net income per share
Basic	$0.05	$0.29	$0.43	$0.90
Diluted	$0.05	$0.29	$0.42	$0.89

Weighted average number of shares and equivalent shares (in thousands)
Basic	41,368	41,082	41,268	41,200
Diluted	41,493	41,314	41,416	41,416

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(3,564)	$(3,853)	$(6,361)	$(7,526)
Portion of losses recognized in other comprehensive income	—	(290)	—	(290)
Net other-than-temporary impairment losses on securities recognized in earnings	(3,564)	(3,563)	(6,361)	(7,236)
Realized investment gains, net	5,636	6,643	8,191	10,162
Total	$2,072	$3,080	$1,830	$2,926

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Comprehensive income
Net income	$2,261	$11,866	$17,579	$37,019
Other comprehensive income, net of taxes:
Change in net unrealized investment gains on fixed maturity and equity securities	45,239	84,996	67,772	154,486
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive income	45,239	84,996	67,772	154,486
Total	$47,500	$96,862	$85,351	$191,505

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except per share data)

	Six Months Ended June 30,
	2017	2016

Common stock, $0.001 par value
Beginning balance	$65	$65
Options exercised, 2017, 127,774 shares; 2016, 94,225 shares	—	—
Conversion of common stock units, 2017, 15,981 shares; 2016, 8,538 shares	—	—
Conversion of restricted stock units, 2017, 280,341 shares; 2016, 171,042 shares	—	—
Ending balance	65	65

Additional paid-in capital
Beginning balance	453,479	442,648
Options exercised and conversion of common stock units and restricted stock units	1,909	939
Share-based compensation expense	3,929	3,917
Ending balance	459,317	447,504

Retained earnings
Beginning balance	1,155,732	1,116,277
Net income	17,579	37,019
Cash dividends, 2017, $0.55 per share; 2016, $0.53 per share	(23,041)	(22,174)
Ending balance	1,150,270	1,131,122

Accumulated other comprehensive income, net of taxes
Beginning balance	163,921	163,373
Change in net unrealized investment gains and losses on fixed maturity and equity securities	67,772	154,486
Change in net funded status of benefit plans	—	—
Ending balance	231,693	317,859

Treasury stock, at cost
Beginning balance, 2017, 24,672,932 shares; 2016, 23,971,522 shares	(479,215)	(457,702)
Acquisition of shares, 2017, 0 shares; 2016, 701,410 shares	—	(21,513)
Ending balance, 2017, 24,672,932 shares; 2016, 24,672,932 shares	(479,215)	(479,215)

Shareholders’ equity at end of period	$1,362,130	$1,417,335

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows - operating activities
Premiums collected	$392,715	$367,182
Policyholder benefits paid	(274,256)	(268,212)
Policy acquisition and other operating expenses paid	(141,913)	(138,612)
Federal income taxes paid	(8,068)	(15,094)
Investment income collected	185,546	175,541
Interest expense paid	(5,738)	(5,989)
Other	6,167	954

Net cash provided by operating activities	154,453	115,770

Cash flows - investing activities
Fixed maturities
Purchases	(723,354)	(834,114)
Sales	229,690	257,033
Maturities, paydowns, calls and redemptions	491,739	475,532
Purchase of other invested assets	(53,716)	(33,809)
Net cash provided by (used in) short-term and other investments	(32,391)	7,925

Net cash (used in) investing activities	(88,032)	(127,433)

Cash flows - financing activities
Dividends paid to shareholders	(23,041)	(22,174)
Acquisition of treasury stock	—	(21,513)
Proceeds from exercise of stock options	3,130	1,926
Withholding tax payments on RSUs tendered	(2,604)	(3,233)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	234,133	237,265
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(200,845)	(162,575)
Transfer of Company 401(k) assets to a third-party provider	(77,898)	—
Life policy accounts
Deposits	2,240	1,680
Withdrawals and surrenders	(2,287)	(1,995)
Change in bank overdrafts	87	17,205

Net cash (used in) provided by financing activities	(67,085)	46,586

Net (decrease) increase in cash	(664)	34,923

Cash at beginning of period	16,670	15,509

Cash at end of period	$16,006	$50,432

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017 and 2016
($ in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP, but are not required for interim reporting purposes, have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2017, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and the consolidated changes in shareholders’ equity and cash flows for the six months ended June 30, 2017 and 2016. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The Company reclassified the presentation of certain prior period information to conform to the 2017 presentation. See “Adopted Accounting Standards”.

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

($ in thousands)	June 30, 2017	December 31, 2016

Investment contract reserves	$4,377,759	$4,360,456
Life policy reserves	1,103,104	1,087,513
Total	$5,480,863	$5,447,969

Note 1 - Basis of Presentation (Continued)

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

($ in thousands)	Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, April 1, 2017	$198,271	$(11,817)	$186,454
Other comprehensive income (loss) before reclassifications	46,303	—	46,303
Amounts reclassified from accumulated other comprehensive income (loss)	(1,064)	—	(1,064)
Net current period other comprehensive income	45,239	—	45,239
Ending balance, June 30, 2017	$243,510	$(11,817)	$231,693

Beginning balance, January 1, 2017	$175,738	$(11,817)	$163,921
Other comprehensive income (loss) before reclassifications	68,633	—	68,633
Amounts reclassified from accumulated other comprehensive income (loss)	(861)	—	(861)
Net current period other comprehensive income	67,772	—	67,772
Ending balance, June 30, 2017	$243,510	$(11,817)	$231,693

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from accumulated other comprehensive income (loss), $1,638 thousand and $1,325 thousand, are included in net realized investment gains and losses and the related income tax expenses, $574 thousand and $464 thousand are included in income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2017, respectively.

Note 1 - Basis of Presentation (Continued)

($ in thousands)	Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, April 1, 2016	$244,657	$(11,794)	$232,863
Other comprehensive income (loss) before reclassifications	87,809	—	87,809
Amounts reclassified from accumulated other comprehensive income (loss)	(2,813)	—	(2,813)
Net current period other comprehensive income	84,996	—	84,996
Ending balance, June 30, 2016	$329,653	$(11,794)	$317,859

Beginning balance, January 1, 2016	$175,167	$(11,794)	$163,373
Other comprehensive income (loss) before reclassifications	157,780	—	157,780
Amounts reclassified from accumulated other comprehensive income (loss)	(3,294)	—	(3,294)
Net current period other comprehensive income	154,486	—	154,486
Ending balance, June 30, 2016	$329,653	$(11,794)	$317,859

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from accumulated other comprehensive income (loss), $4,327 thousand and $5,067 thousand, are included in net realized investment gains and losses and the related income tax expenses, $1,514 thousand and $1,773 thousand, are included in income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2016, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in “Note 2 -- Investments -- Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities”.

Adopted Accounting Standards

Employee Share-based Payment Accounting

Effective January 1, 2017, the Company adopted new accounting guidance for employee share-based payments which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The recognition and classification of the excess tax benefit provisions were applied prospectively in the results of operations. This adoption resulted in additional excess tax benefits of $2,638 thousand which reduced the current provision for income taxes in the results of operations. The statutory tax withholding classification, which are cash payments made to taxing authorities for withheld taxes funded through tendered shares, were applied retrospectively and the Company reclassified the statutory tax withholding requirements in the statement of cash flows from Other in operating activities to Withholding tax payments on RSUs tendered in financing activities. This statutory withholding reclassification resulted in $2,604 thousand and $3,233 thousand being included in financing activities for the six months ended June 30, 2017 and 2016, respectively. There were no cumulative effect adjustments upon adoption of the new accounting guidance.

Note 1 - Basis of Presentation (Continued)

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

Statement of Cash Flows -- Classification

In August 2016, the FASB issued guidance to reduce diversity in practice in the statement of cash flows between operating, investing and financing activities related to the classification of cash receipts and cash payments for eight specific issues. The FASB acknowledged that current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues: (1) debt prepayment or extinguishment costs; (2) settlement of zero-coupon bonds (pertains to issuers); (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims (pertains to claimants); (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7)beneficial interests in securitization transactions (pertains to transferors) and (8) separately identifiable cash flows and application of the predominance principle. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years, using a retrospective approach. The guidance allows prospective adoption for individual issues if it is impracticable to apply the amendments retrospectively for those issues. Early application is permitted. Management believes the adoption of this accounting guidance will not have a material effect on the classifications in the Company’s consolidated statement of cash flows. The adoption of this accounting guidance will not have any effect on the results of operations or financial position of the Company.

Note 1 - Basis of Presentation (Continued)

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

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index call option contracts) to economically hedge risk associated with its fixed indexed annuity (“FIA”) and indexed universal life (“IUL”) products’ contingent liabilities. The Company’s FIA and IUL products include embedded derivative features that are discussed in “Note 1 -- Summary of Significant Accounting Policies -- Investment Contract and Life Policy Reserves -- Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s investment or insurance products during the six months ended June 30, 2017 and 2016.

Note 2 - Investments (Continued)

Fixed Maturity and Equity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities and also includes equity securities. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (“AOCI”) of all fixed maturity and equity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost or Cost	Unrealized Investment Gains	Unrealized Investment Losses	Fair Value	OTTI in AOCI (1)
June 30, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$589,643	$36,054	$2,633	$623,064	$—
Other, including
U.S. Treasury securities	588,713	23,550	5,913	606,350	—
Municipal bonds	1,659,648	168,001	10,429	1,817,220	—
Foreign government bonds	93,779	6,272	5	100,046	—
Corporate bonds	2,645,268	186,601	4,261	2,827,608	—
Other mortgage-backed securities	1,584,866	26,076	6,645	1,604,297	1,447
Totals	$7,161,917	$446,554	$29,886	$7,578,585	$1,447

Equity securities (3)	$140,553	$17,911	$1,555	$156,909	$—

December 31, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$587,355	$34,256	$6,720	$614,891	$—
Other, including
U.S. Treasury securities	458,745	18,518	10,120	467,143	—
Municipal bonds	1,648,252	143,733	22,588	1,769,397	—
Foreign government bonds	93,864	5,102	297	98,669	—
Corporate bonds	2,672,818	152,229	14,826	2,810,221	—
Other mortgage-backed securities	1,691,093	21,153	15,859	1,696,387	1,618
Totals	$7,152,127	$374,991	$70,410	$7,456,708	$1,618

Equity securities (3)	$134,013	$13,210	$5,574	$141,649	$—

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

(2)
Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $310,403 thousand and $272,668 thousand; Federal Home Loan Mortgage Corporation (“FHLMC”) of $368,396 thousand and $378,683 thousand; and Government National Mortgage Association (“GNMA”) of $111,458 thousand and $115,627 thousand as of June 30, 2017 and December 31, 2016, respectively.

(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments (Continued)

The following table presents the fair value and gross unrealized losses of fixed maturity and equity securities in an unrealized loss position at June 30, 2017 and December 31, 2016, respectively. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2017 -- which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time.

($ in thousands)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$101,350	$2,320	$3,480	$313	$104,830	$2,633
Other	223,396	5,913	—	—	223,396	5,913
Municipal bonds	179,314	6,893	10,023	3,536	189,337	10,429
Foreign government bonds	1,980	5	—	—	1,980	5
Corporate bonds	157,230	2,949	26,907	1,312	184,137	4,261
Other mortgage-backed securities	449,341	4,764	133,899	1,881	583,240	6,645
Total fixed maturity securities	1,112,611	22,844	174,309	7,042	1,286,920	29,886
Equity securities (1)	8,748	727	4,863	828	13,611	1,555
Combined totals	$1,121,359	$23,571	$179,172	$7,870	$1,300,531	$31,441

Number of positions with a gross unrealized loss	413		60		473
Fair value as a percentage of total fixed maturity and equity securities fair value	14.5%		2.3%		16.8%

December 31, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$186,439	$6,176	$3,235	$544	$189,674	$6,720
Other	219,372	10,120	—	—	219,372	10,120
Municipal bonds	408,163	19,006	9,928	3,582	418,091	22,588
Foreign government bonds	24,182	297	—	—	24,182	297
Corporate bonds	459,402	11,056	57,261	3,770	516,663	14,826
Other mortgage-backed securities	640,691	10,470	229,106	5,389	869,797	15,859
Total fixed maturity securities	1,938,249	57,125	299,530	13,285	2,237,779	70,410
Equity securities (1)	56,676	4,567	7,956	1,007	64,632	5,574
Combined totals	$1,994,925	$61,692	$307,486	$14,292	$2,302,411	$75,984

Number of positions with a gross unrealized loss	629		102		731
Fair value as a percentage of total fixed maturity and equity securities fair value	26.3%		4.0%		30.3%

(1)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments (Continued)

Fixed maturity and equity securities with an investment grade rating represented 82% of the gross unrealized losses as of June 30, 2017. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of OTTI losses on fixed maturity securities held as of June 30, 2017 and 2016 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of OTTI losses were recognized in other comprehensive income:

($ in thousands)	Six Months Ended June 30,
	2017	2016
Cumulative credit loss (1)
Beginning of period	$13,703	$7,844
New credit losses	—	300
Increases to previously recognized credit losses	1,910	2,480
Gains related to securities sold or paid down during the period	(2)	—
End of period	$15,611	$10,624

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

($ in thousands)	Percent of Total Fair Value		June 30, 2017
	June 30, 2017	December 31, 2016	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	3.6%	3.9%	$275,005	$269,431
Due after 1 year through 5 years	27.4	28.7	2,079,595	1,981,639
Due after 5 years through 10 years	34.1	35.2	2,580,296	2,478,678
Due after 10 years through 20 years	22.8	19.5	1,729,382	1,609,894
Due after 20 years	12.1	12.7	914,307	822,275
Total	100.0%	100.0%	$7,578,585	$7,161,917

Average option-adjusted duration, in years	6.0	5.9

Note 2 - Investments (Continued)

Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturity securities
Proceeds received	$118,818	$174,944	$229,690	$257,033
Gross gains realized	4,080	8,382	6,569	10,858
Gross losses realized	(496)	(948)	(1,377)	(1,440)

Equity securities
Proceeds received	$11,507	$6,474	$16,996	$12,622
Gross gains realized	1,702	650	2,750	1,170
Gross losses realized	(236)	(195)	(428)	(841)

Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities

Net unrealized investment gains and losses are computed as the difference between fair value and amortized cost for fixed maturity securities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net unrealized investment gains and losses on fixed maturity securities, net of tax
Beginning of period	$219,385	$276,381	$197,978	$198,714
Change in net unrealized investment gains and losses	51,523	89,744	73,414	168,085
Reclassification of net realized investment gains to net income	(74)	5,331	(558)	4,657
End of period	$270,834	$371,456	$270,834	$371,456

Net unrealized investment gains and losses on equity securities, net of tax
Beginning of period	$8,952	$5,030	$4,963	$2,649
Change in net unrealized investment gains and losses	2,670	4,710	5,972	6,898
Reclassification of net realized investment losses to net income	(991)	(1,557)	(304)	(1,364)
End of period	$10,631	$8,183	$10,631	$8,183

Note 2 - Investments (Continued)

Offsetting of Assets and Liabilities

The Company’s derivative instruments (call options) are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds are reached.

The following table presents the instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the	Net Amounts of Assets/ Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2017
Asset derivatives:
Free-standing derivatives	$9,969	$—	$9,969	$—	$10,959	$(990)

December 31, 2016
Asset derivatives:
Free-standing derivatives	$8,694	$—	$8,694	$—	$8,824	$(130)

Deposits

At June 30, 2017 and December 31, 2016, fixed maturity securities with a fair value of $18,038 thousand and $18,119 thousand, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at June 30, 2017 and December 31, 2016, fixed maturity securities with a fair value of $621,068 thousand and $620,489 thousand, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $575,000 thousand at both of the respective dates. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

Note 3 - Fair Value of Financial Instruments (Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At June 30, 2017, Level 3 invested assets comprised 3.1% of the Company’s total investment portfolio fair value.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2017
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$623,064	$623,064	$—	$619,479	$3,585
Other, including
U.S. Treasury securities	606,350	606,350	14,341	592,009	—
Municipal bonds	1,817,220	1,817,220	—	1,768,097	49,123
Foreign government bonds	100,046	100,046	—	100,046	—
Corporate bonds	2,827,608	2,827,608	14,976	2,735,580	77,052
Other mortgage-backed securities	1,604,297	1,604,297	—	1,487,558	116,739
Total fixed maturity securities	7,578,585	7,578,585	29,317	7,302,769	246,499
Equity securities	156,909	156,909	101,847	55,056	6
Short-term investments	104,087	104,087	104,087	—	—
Other investments	21,482	21,482	—	21,482	—
Totals	$7,861,063	$7,861,063	$235,251	$7,379,307	$246,505
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$286	$286	$—	$286	$—
Other policyholder funds, embedded derivatives	67,995	67,995	—	—	67,995

December 31, 2016
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$614,891	$614,891	$—	$611,476	$3,415
Other, including
U.S. Treasury securities	467,143	467,143	13,631	453,512	—
Municipal bonds	1,769,397	1,769,397	—	1,722,900	46,497
Foreign government bonds	98,669	98,669	—	98,669	—
Corporate bonds	2,810,221	2,810,221	13,532	2,736,498	60,191
Other mortgage-backed securities	1,696,387	1,696,387	—	1,595,143	101,244
Total fixed maturity securities	7,456,708	7,456,708	27,163	7,218,198	211,347
Equity securities	141,649	141,649	98,632	43,011	6
Short-term investments	44,918	44,918	44,167	—	751
Other investments	20,194	20,194	—	20,194	—
Totals	$7,663,469	$7,663,469	$169,962	$7,281,403	$212,104
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$158	$158	$—	$158	$—
Other policyholder funds, embedded derivatives	59,393	59,393	—	—	59,393

Note 3 - Fair Value of Financial Instruments (Continued)

During the six months ended June 30, 2017, an equity security was transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for this asset. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

($ in thousands)	Financial Assets							Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total
Beginning balance, April 1, 2017	$53,462	$82,495	$112,794	$248,751	$6	$—	$248,757	$64,261
Transfers into Level 3 (3)	—	2,001	9,482	11,483	—	—	11,483	—
Transfers out of Level 3 (3)	(5,557)	(5,853)	—	(11,410)	—	—	(11,410)	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	—	(1,714)	(1,714)	—	—	(1,714)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	1,238
Net unrealized investment gains (losses) included in other comprehensive income	1,287	359	3,093	4,739	—	—	4,739	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	3,397
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(69)	(1,950)	(3,331)	(5,350)	—	—	(5,350)	(901)
Ending balance, June 30, 2017	$49,123	$77,052	$120,324	$246,499	$6	$—	$246,505	$67,995

Beginning balance, January 1, 2017	$46,497	$60,191	$104,659	$211,347	$6	$751	$212,104	$59,393
Transfers into Level 3 (3)	5,214	31,919	24,521	61,654	—	—	61,654	—
Transfers out of Level 3 (3)	(5,557)	(11,963)	—	(17,520)	—	(751)	(18,271)	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	—	(1,714)	(1,714)	—	—	(1,714)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	3,546
Net unrealized investment gains (losses) included in other comprehensive income	3,158	455	2,322	5,935	—	—	5,935	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	6,786
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(189)	(3,550)	(9,464)	(13,203)	—	—	(13,203)	(1,730)
Ending balance, June 30, 2017	$49,123	$77,052	$120,324	$246,499	$6	$—	$246,505	$67,995

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three and six months ended June 30, 2017 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Note 3 - Fair Value of Financial Instruments (Continued)

($ in thousands)	Financial Assets							Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total
Beginning balance, April 1, 2016	$46,493	$70,071	$83,821	$200,385	$6	$—	$200,391	$42,085
Transfers into Level 3 (3)	—	5,017	12,984	18,001	—	—	18,001	—
Transfers out of Level 3 (3)	—	—	—	—	—	—	—	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	(657)	—	(657)	—	—	(657)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	1,324
Net unrealized investment gains (losses) included in other comprehensive income	1,297	1,393	229	2,919	—	—	2,919	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	4,993
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(143)	(2,416)	(453)	(3,012)	—	—	(3,012)	(696)
Ending balance, June 30, 2016	$47,647	$73,408	$96,581	$217,636	$6	$—	$217,642	$47,706

Beginning balance, January 1, 2016	$30,379	$67,575	$75,466	$173,420	$6	$—	$173,426	$39,021
Transfers into Level 3 (3)	14,751	11,076	24,626	50,453	—	—	50,453	—
Transfers out of Level 3 (3)	—	—	—	—	—	—	—	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	(657)	—	(657)	—	—	(657)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	1,998
Net unrealized investment gains (losses) included in other comprehensive income	2,781	1,781	222	4,784	—	—	4,784	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	8,484
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(264)	(6,367)	(3,733)	(10,364)	—	—	(10,364)	(1,797)
Ending balance, June 30, 2016	$47,647	$73,408	$96,581	$217,636	$6	$—	$217,642	$47,706

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three and six months ended June 30, 2016 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Note 3 - Fair Value of Financial Instruments (Continued)

At June 30, 2017, the Company impaired two Level 3 securities for a $1,714 thousand realized loss. At June 30, 2016, there were no net realized investment gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the three and six months ended June 30, 2017, net realized losses of $1,238 thousand and $3,546 thousand, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three and six months ended June 30, 2016, the respective amounts were $1,324 thousand and $1,998 thousand.

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

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2017
Financial Assets
Investments
Other investments	$152,970	$157,530	$—	$—	$157,530
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,377,759	4,288,095	—	—	4,288,095
Investment contract and life policy reserves, account values on life contracts	80,768	86,175	—	—	86,175
Other policyholder funds	645,009	645,009	—	575,475	69,534
Long-term debt	247,337	257,929	257,929	—	—

December 31, 2016
Financial Assets
Investments
Other investments	$151,965	$156,536	$—	$—	$156,536
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,360,456	4,280,528	—	—	4,280,528
Investment contract and life policy reserves, account values on life contracts	79,591	85,066	—	—	85,066
Other policyholder funds	649,557	649,557	—	575,253	74,304
Long-term debt	247,209	248,191	248,191	—	—

Note 4 - Derivative Instruments

The Company offers FIA products, which are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index, and IUL products, which also credit interest based on a percentage of the gain in a specified market index. When deposits are received for FIA and IUL contracts, a portion is used to purchase derivatives consisting of OTC call options on the applicable market indices to fund the index credits due to FIA and IUL policyholders. For the Company, substantially all of such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with changes in fair value included in Net realized investment gains and losses, a component of Revenues, in the Consolidated Statements of Operations.

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

($ in thousands)	June 30, 2017	December 31, 2016
Assets
Derivative instruments, included in Short-term and other investments	$9,969	$8,694

Liabilities
FIA - embedded derivatives, included in Other policyholder funds	$67,995	$59,393
IUL - embedded derivatives, included in Investment contract and life policy reserves	286	158

Note 4 - Derivative Instruments (Continued)

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Change in fair value of derivatives (1):
Revenues
Net realized investment gains (losses)	$1,729	$78	$4,166	$(140)

Change in fair value of embedded derivatives:
Revenues
Net realized investment losses	$(1,295)	$(1,325)	$(3,661)	$(2,001)

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

The Company’s strategy attempts to mitigate potential risk of loss under these agreements through a regular monitoring process, which evaluates the program’s effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor’s Financial Services LLC ("S&P") long-term credit rating of “BBB+” or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide collateral when the fair value of the exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of call options by counterparty and each counterparty’s long-term credit ratings were as follows:

($ in thousands)	June 30, 2017			December 31, 2016
	Credit Rating	Notional	Fair	Notional	Fair
Counterparty	S&P	Amount	Value	Amount	Value

Bank of America, N.A.	A+	$43,000	$829	$38,500	$1,934
Barclays Bank PLC	A-	83,700	2,837	66,800	1,543
Citigroup Inc.	BBB+	—	—	—	—
Credit Suisse International	A	50,800	4,762	65,200	4,281
Societe Generale	A	44,800	1,541	15,600	936

Total		$222,300	$9,969	$186,100	$8,694

As of June 30, 2017 and December 31, 2016, the Company held $10,959 thousand and $8,824 thousand, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 thousand per counterparty.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Property and Casualty segment
Beginning Gross reserves (1)	$316,173	$319,276	$307,757	$301,569
Less: reinsurance recoverables	61,804	60,429	61,199	50,332
Net reserves, beginning of period (2)	254,369	258,847	246,558	251,237
Incurred claims and claim expenses:
Claims occurring in the current period	148,348	131,355	271,552	234,561
Decrease in estimated reserves for claims occurring in prior periods (3)	(600)	(1,600)	(1,600)	(3,600)
Total claims and claim expenses incurred (4)	147,748	129,755	269,952	230,961
Claims and claim expense payments for claims occurring during:
Current period	95,645	89,549	148,025	128,630
Prior periods	35,538	38,591	97,551	93,106
Total claims and claim expense payments	131,183	128,140	245,576	221,736
Net reserves, end of period (2)	270,934	260,462	270,934	260,462
Plus: reinsurance recoverables	58,897	60,499	58,897	60,499
Ending Gross reserves (1)	$329,831	$320,961	$329,831	$320,961

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for the Life and Retirement segments of $22,682 thousand and $23,783 thousand as of June 30, 2017 and 2016, respectively, in addition to Property and Casualty segment reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for the Life and Retirement segments of $18,131 thousand and $40,023 thousand for the three and six months ended June 30, 2017, respectively, in addition to the Property and Casualty segment amounts. The Life and Retirement segments for the three and six months ended June 30, 2016 were $18,653 thousand and $36,960 thousand, respectively.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $1,600 thousand and $3,600 thousand for the six month periods ended June 30, 2017 and 2016, respectively. The favorable development for both of the six month periods ended June 30, 2017 and 2016 was predominantly the result of favorable severity trends in homeowners loss emergence. This favorable development was for accident years 2015 and prior for the six months ended June 30, 2017 and accident years 2014 and prior for the six months ended June 30, 2016.

Note 6 - Debt

Indebtedness outstanding was as follows:

($ in thousands)	June 30, 2017	December 31, 2016
Short-term debt:
Bank Credit Facility, expires July 30, 2019	$—	$—

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250,000 thousand less unaccrued discount of $575 thousand and $603 thousand (4.5% imputed rate) and unamortized debt issuance costs of $2,088 thousand and $2,188 thousand	247,337	247,209

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

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended June 30, 2017
Premiums written and contract deposits	$316,123	$5,643	$1,134	$311,614
Premiums and contract charges earned	200,351	5,665	1,032	195,718
Benefits, claims and settlement expenses	168,218	3,185	846	165,879

Three months ended June 30, 2016
Premiums written and contract deposits	$316,798	$5,921	$1,002	$311,879
Premiums and contract charges earned	193,396	5,952	916	188,360
Benefits, claims and settlement expenses	151,998	4,444	854	148,408

Six months ended June 30, 2017
Premiums written and contract deposits	$617,635	$11,153	$1,864	$608,346
Premiums and contract charges earned	400,806	11,199	1,833	391,440
Benefits, claims and settlement expenses	315,489	7,068	1,554	309,975

Six months ended June 30, 2016
Premiums written and contract deposits	$604,790	$11,689	$1,947	$595,048
Premiums and contract charges earned	383,629	11,721	1,902	373,810
Benefits, claims and settlement expenses	283,238	17,106	1,789	267,921

Note 8 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $139,737 thousand and $135,054 thousand at June 30, 2017 and December 31, 2016, respectively.

Note 9 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of business, are: Property and Casualty segment, primarily personal lines automobile and homeowners insurance products; Retirement segment, primarily tax-qualified fixed and variable annuities; and Life segment, life insurance. The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net realized investment gains and losses and certain public company expenses, such items also have included corporate debt retirement costs/gains, when applicable. Summarized financial information for these segments is as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Insurance premiums and contract charges earned
Property and Casualty	$160,460	$153,673	$318,778	$305,793
Retirement	6,759	6,098	13,360	12,166
Life	28,499	28,589	59,302	55,851
Total	$195,718	$188,360	$391,440	$373,810

Net investment income
Property and Casualty	$8,113	$10,151	$17,290	$18,979
Retirement	65,139	62,727	128,581	120,776
Life	18,928	18,502	37,216	36,486
Corporate and Other	18	14	30	29
Intersegment eliminations	(204)	(215)	(412)	(432)
Total	$91,994	$91,179	$182,705	$175,838

Net income (loss)
Property and Casualty	$(13,956)	$(4,463)	$(11,221)	$9,332
Retirement	11,800	13,063	23,330	23,616
Life	5,610	4,622	9,495	8,489
Corporate and Other	(1,193)	(1,356)	(4,025)	(4,418)
Total	$2,261	$11,866	$17,579	$37,019

($ in thousands)	June 30, 2017	December 31, 2016
Assets
Property and Casualty	$1,133,015	$1,110,958
Retirement	7,671,701	7,449,777
Life	1,972,540	1,912,771
Corporate and Other	128,101	140,104
Intersegment eliminations	(29,222)	(36,786)
Total	$10,876,135	$10,576,824

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

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company" or "Horace Mann") is an insurance holding company. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company’s business. For additional information regarding risks and uncertainties, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. That discussion includes factors such as:

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

For the three months ended June 30, 2017, the Company’s net income of $2.3 million decreased $9.5 million million compared to a year ago reflecting a record level of catastrophe losses in the quarter, as well as elevated non-catastrophe weather-related losses.

For the three months ended June 30, 2017, the Property and Casualty segment recorded a net loss of $13.9 million which was $9.4 million higher than the loss recorded in the prior year period. The incremental loss reflects an elevated level of catastrophe losses and non-catastrophe weather-related losses, which resulted in a combined ratio of 118.5% for the quarter. The primary driver of the increase was non-catastrophe weather-related losses in property, as well as a $5.1 million pretax increase in total catastrophe losses, which were $32.4 million on a pretax basis. Prior years' reserves continue to develop favorably; however, the favorable development in the current quarter of $0.6 million pretax was $1.0 million pretax lower than the amount a year ago. On an underlying basis, the auto loss ratio* of 79.8% was in line with the prior year period result on a developed basis despite the elevated level of non-catastrophe weather-related losses in the second quarter of 2017.  For property, the increase in the underlying loss ratio* from 41.9% in the prior year period to 56.0% in the current period was largely related to the impact of higher non-catastrophe weather-related losses. Compared to the prior year period, the Property and Casualty expense ratio decreased slightly. Total Property and Casualty written premiums* of $167.9 million increased 5.1% compared to the prior year period. The growth was driven primarily by rate actions which resulted in an increase in the average premium per policy for both auto and property. Total Property and Casualty sales* increased 6.4% compared to the prior year period. Auto sales increased 6.8% while property sales increased 4.4% compared to the prior year period. The sales growth was also driven primarily by rate actions. Policy retention continues to be strong with auto and property policy retention rates of 82.9% and 87.4%, respectively.

For the three months ended June 30, 2017, Retirement segment net income of $11.8 million decreased $1.2 million or 9.2% compared to the prior year period which is primarily due to a $3.2 million pretax increase in operating expenses including costs related to the Company’s continued infrastructure and strategic investments, offset by a $0.9 million pretax increase in net interest margin. Annuity deposits of $116.8 million decreased 6.3% compared to the prior year period.

For the three months ended June 30, 2017, Life segment net income of $5.6 million increased $1.0 million compared to the prior year period primarily due to favorable mortality. Life segment insurance premiums and contract deposits* of $26.9 million decreased 1.5% compared to the prior year period. Life sales* of $3.7 million decreased 9.8% compared to the prior year period due to a decrease in single premium sales.

For the six months ended June 30, 2017, the Company's net income of $17.6 million decreased $19.4 million compared to a year ago reflecting a record level of catastrophe losses, as well as elevated non-catastrophe weather-related losses.

For the six months ended June 30, 2017, the Property and Casualty segment recorded a net loss of $11.2 million compared to net income of $9.3 million in the prior year period as a result of elevated catastrophe losses and non-catastrophe weather-related losses. The combined ratio of 112.0% increased 9.2 points compared to a year ago. Pretax catastrophe losses were $9.6 million higher than the prior year period; favorable prior years' reserve development was $2.0 million pretax less than the prior year amount. On an underlying basis, the six month auto loss ratio* of 78.2% increased 2.4 points compared to the prior year period. For property, the underlying six month loss ratio of 51.3% increased 12.4 points compared to the prior year period for reasons similar to the three month comparison above. The expense ratio for Property and Casualty of 27.3% was comparable to the prior year period. Total Property and Casualty written premiums* of $320.8 million increased 4.7% compared to the prior year period. The growth was driven primarily by rate actions which resulted in an increase in the average premium per policy for both auto and property. Total Property and Casualty sales* increased 7.5% compared to prior year period. Auto sales increased 8.0% while property sales increased 4.8% compared to the prior year period driven primarily by rate actions.

For the six months ended June 30, 2017, Retirement segment net income of $23.3 million decreased $0.3 million compared to the prior year period which is primarily due to a $5.8 million pretax increase in operating expenses including costs related to the Company's continued infrastructure and strategic investments, offset by a $4.3 million pretax increase in net interest margin. The six month 2017 annualized net interest spread on fixed annuity assets was 189 basis points, an increase of 4 basis points compared to a year ago. Total Retirement assets under management of $6.5 billion increased 6.5% compared to a year ago, and total cash value persistency remained strong at 89.6% for variable annuities and 92.5% for fixed annuities. Annuity deposits of $234.1 million decreased 1.3% compared to the prior year period.

For the six months ended June 30, 2017, Life segment net income of $9.5 million increased $1.0 million compared to the prior year period. Life segment insurance premiums and contract deposits* increased 4.3%, to $53.4 million compared to the prior year period. Life sales* of $8.4 million increased 18.3% compared to the prior year period due to an increase in single premium sales. Life persistency of 95.3% was comparable to 12 months earlier.

The Company’s book value per share was $33.49 at June 30, 2017, an increase of 4.2% compared to December 31, 2016 and a decrease of 5.2% compared to a year ago.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company's management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders' equity, net income and cash flows. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared.

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

Compared to December 31, 2016, at June 30, 2017, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2016, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

($ in millions)	Three Months Ended June 30,		Change From Prior Year		Six Months Ended June 30,		Change From Prior Year
	2017	2016	Percent	Amount	2017	2016	Percent	Amount
Insurance premiums written and contract deposits* (includes annuity and life contract deposits)
Property and Casualty	$167.9	$159.8	5.1%	$8.1	$320.8	$306.5	4.7%	$14.3
Retirement (annuity)	116.8	124.7	-6.3%	(7.9)	234.1	237.3	-1.3%	(3.2)
Life	26.9	27.3	-1.5%	(0.4)	53.4	51.2	4.3%	2.2
Total	$311.6	$311.8	-0.1%	$(0.2)	$608.3	$595.0	2.2%	$13.3

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property and Casualty	$160.4	$153.7	4.4%	$6.7	$318.7	$305.8	4.2%	$12.9
Retirement (annuity)	6.8	6.1	11.5%	0.7	13.4	12.2	9.8%	1.2
Life	28.5	28.5	—%	—	59.3	55.8	6.3%	3.5
Total	$195.7	$188.3	3.9%	$7.4	$391.4	$373.8	4.7%	$17.6

Number of Policies and Contracts in Force
(actual counts)

	June 30, 2017	December 31, 2016	June 30, 2016
Property and Casualty
Automobile	483,819	484,915	486,475
Property	218,132	220,137	222,341
Total	701,951	705,052	708,816
Retirement	221,021	219,105	214,192
Life	197,171	197,937	201,276

For the three months ended June 30, 2017, the Company’s premiums written and contract deposits* of $311.6 million decreased $0.2 million, or 0.1%. The Company’s premiums and contract charges earned increased $7.4 million, or 3.9%, compared to the prior year period, primarily due to increases in average premium per policy for both homeowners and automobile.

Total Property and Casualty premiums written* increased 4.7%, or $14.3 million, in the first six months of 2017, compared to the prior year period, primarily due to increases in average written premium per policy for both homeowners and automobile. For 2017, the Company’s full year rate plan anticipates low-double digit average rate increases for automobile and mid-single digit average rate increases for homeowners (including states with no rate actions for both automobile and homeowners); average approved rate changes during the first six months of 2017 were 11.0% for automobile and 4.3% for homeowners.

Based on policies in force, the current year automobile 12 month retention rate for new and renewal policies was 82.9% compared to 84.0% at June 30, 2016, with the decrease due to recent rate and underwriting actions. The current year homeowner 12 month retention rate for new and renewal policies was 87.4% at June 30, 2017 compared to 88.4% at June 30, 2016 with the decrease due to recent rate and underwriting actions.

Automobile premiums written* increased 5.9%, or $12.3 million, compared to the first half of 2016. In the first six months of 2017, the average written premium per policy and average earned premium per policy increased approximately 5.2% and 5.4%, respectively, compared to the prior year period. The number of educator policies represented approximately 85% of the automobile policies in force at June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

Homeowners premiums written* increased 1.9%, or $1.9 million, compared to the first half of 2016. While the number of homeowners policies in force has declined, the average written premium per policy and average earned premium per policy increased approximately 1.9% and 3.2%, respectively, in the first half of 2017 compared to the prior year period. The number of educator policies represented approximately 82% of the homeowners policies in force at June 30, 2017, December 31, 2016 and June 30, 2016, and has reflected more moderate declines than the overall homeowner policies in force count. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

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

For the six months ended June 30, 2017, total annuity deposits* received by Retirement decreased 1.3%, or $3.2 million, compared to the prior year period. For the first half of 2017, the decrease reflected a 2.9% increase in recurring deposit receipts and a 4.8% decrease in single premium and rollover deposit receipts.

For the six months ended June 30, 2017, new deposits to fixed accounts of $145.0 million decreased 7.9%, or $12.4 million, and new deposits to variable accounts of $89.1 million increased 11.5%, or $9.2 million, compared to the prior year period.

Total annuity accumulated value on deposit of $6.5 billion at June 30, 2017 increased 6.5% compared to a year earlier, reflecting the increase from new deposits received, market appreciation as well as favorable retention. Accumulated value retention for the variable annuity option was 89.6% and 94.6% for the 12 month periods ended June 30, 2017 and 2016, respectively; fixed annuity retention was 92.5% and 94.8% for the respective periods.

Variable annuity accumulated balances of $2.0 billion at June 30, 2017 increased 11.7% compared to June 30, 2016, as positive impacts of deposits and favorable financial market performance offset withdrawals and net transfers to the guaranteed interest rate fixed account option. Compared to the six months ended June 30, 2016, Retirement contract charges earned increased 9.8%, or $1.2 million.

Life premiums and contract deposits* for the six months ended June 30, 2017 increased 4.3%, or $2.2 million, compared to the prior year period. The ordinary life insurance in force lapse ratio was 4.7% for the 12 months ended June 30, 2017 compared to 4.1% for the 12 months ended June 30, 2016.

Sales*

For the first six months of 2017, Property and Casualty new annualized sales premiums increased 7.5% compared to the first half of 2016, as 8.0%, or $3.4 million, growth in new automobile sales was accompanied by growth in homeowners sales of 4.8%, or $0.4 million, compared to the prior year period.

During the first half of 2017, the Retirement segment’s new business levels continued to benefit from agent training and marketing programs, which focus on retirement planning, and build on the positive results produced in recent years. Annuity sales by Horace Mann’s Exclusive Distributors increased 0.6% compared to the first half of 2016. Sales from the Independent Agent distribution channel, which represent approximately 8.0% of total annuity sales in the first half of 2017 which are largely single premium and rollover annuity deposits, decreased approximately

19.0% compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels decreased 1.3%, or $3.2 million, compared to the first half of 2016. It should be noted that historically, reported annuity sales for HM products were determined based on annualized new recurring deposits as well as single deposits/rollovers. Effective January 1, 2017, reported annuity sales are now determined based on total recurring deposits as well as single deposits/rollovers. All historical annuity sales information presented has been revised to conform to the new reporting methodology.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, as well as the Company’s Indexed Universal Life (“IUL”)product, have contributed to an increase in sales of proprietary life products. For the first half of 2017, sales of Horace Mann’s proprietary life insurance products totaled $8.4 million, representing an increase of 18.3%, or $1.3 million, compared to the prior year period, including an increase of $1.4 million for single premium sales.

Distribution

At June 30, 2017, there was a combined total of 703 Exclusive Distributors, compared to 683 at December 31, 2016 and 699 at June 30, 2016. The Company continues to expect higher quality standards for Exclusive Distributors to focus on improving both customer experience and agent productivity in their respective territories. The dedicated sales force is supported by the Company’s customer contact center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The customer contact center is also able to assist educators in territories which are not currently served by Exclusive Distributors.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 279 authorized agents at June 30, 2017. During the six months ended June 30, 2017, this channel generated $18.7 million in annuity sales for the Company compared to $23.1 million for the prior year period, with the new business primarily comprised of single and rollover deposit business in both periods.

Net Investment Income

For the three and six month periods ended June 30, 2017, net investment income of $92.0 million and $182.7 million increased 1.0% and 3.9% respectively, compared to the prior year periods, reflecting higher asset balances in the Retirement segment offset by the impact of the current low interest rate environment. Average invested assets increased 4.9% over the 12 months ended June 30, 2017. The average pretax yield on the total investment portfolio for the six months ended June 30, 2017 of 5.1% (3.4% after tax) was comparable to the prior year period. During the six months ended June 30, 2017, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses (Pretax)

For the three months ended June 30, 2017, net realized investment gains were $2.0 million compared to net realized investment gains of $3.1 million in the prior year period. The net investment gains in both periods were realized primarily from ongoing investment portfolio management activity and, when determined, the recognition of other-than-temporary impairment (“OTTI”).

For the six months ended June 30, 2017, net realized investment gains of $1.8 million included $12.9 million of gross gains realized on disposal of securities offset by $4.7 million of gross realized losses primarily on disposal of securities and expiration of call options during the period and $6.4 million of OTTI charges recorded on certain equity and fixed maturity securities.

For the six month period ended June 30, 2016, net realized investment gains of $2.9 million included $14.6 million of gross gains realized on disposal of securities partially offset by $4.5 million of realized losses primarily on disposal of securities during the period and $7.2 million of OTTI charges recorded largely on Puerto Rico and energy sector fixed maturity securities, as well as some equity securities.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are due to issuer specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

 Fixed Maturity and Equity Securities Portfolios

The table below presents the Company’s fixed maturity and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2016, credit spreads were tighter across most asset classes and U.S. Treasury rates declined, which resulted in higher net unrealized investment gains in the fixed maturity securities portfolio at June 30, 2017.

($ in millions)	June 30, 2017
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Investment Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	123	$713.3	$673.2	$40.1
Insurance	53	270.1	240.4	29.7
Energy (1)	54	232.8	219.0	13.8
Technology	34	176.6	168.6	8.0
Healthcare, Pharmacy	49	166.4	156.3	10.1
Real estate	39	165.9	157.3	8.6
Utilities	45	160.3	140.6	19.7
Transportation	38	158.0	150.4	7.6
Telecommunications	28	111.8	103.7	8.1
Food and Beverage	24	110.3	106.2	4.1
All other corporates (2)	207	562.2	529.8	32.4
Total corporate bonds	694	2,827.7	2,645.5	182.2
Mortgage-backed securities
U.S. Government and federally sponsored agencies	230	421.2	389.8	31.4
Commercial (3)	119	541.9	538.4	3.5
Other	29	74.0	72.8	1.2
Municipal bonds (4)	368	1,817.2	1,659.6	157.6
Government bonds
U.S.	37	606.3	588.7	17.6
Foreign	15	100.0	93.7	6.3
Collateralized debt obligations (5)	89	525.8	520.9	4.9
Asset-backed securities	101	664.5	652.5	12.0
Total fixed maturity securities	1,682	$7,578.6	$7,161.9	$416.7

Equity securities
Non-redeemable preferred stocks	15	$63.3	$61.5	$1.8
Common stocks	197	73.0	59.1	13.9
Closed-end fund	1	20.6	20.0	0.6
Total equity securities	213	$156.9	$140.6	$16.3

Total	1,895	$7,735.5	$7,302.5	$433.0

(1)	At June 30, 2017, the fair value amount included $12.3 million of securities which were non-investment grade.

(2)
The All other corporates category contains 18 additional industry sectors. Natural gas, broadcasting and media, consumer products, gaming, lodging and dining, retail and metal and mining represented $400.8 million of fair value at June 30, 2017, with the remaining 12 sectors each representing less than $32.6 million.

(3)	At June 30, 2017, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, approximately 40% are tax-exempt and 78% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at June 30, 2017.

(5)
Based on fair value, 95% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2017.

At June 30, 2017, the Company’s diversified fixed maturity securities portfolio consisted of 2,577 investment positions, issued by 1,682 entities, and totaled approximately $7.6 billion in fair value. This portfolio was 96.1% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and fair value of the Company’s fixed maturity and equity securities portfolios by rating category. At June 30, 2017, 95.0% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A. The Company has classified the entire fixed maturity and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity and Equity Securities (1)

($ in millions)	Percent of Portfolio
	Fair Value		June 30, 2017
	December 31, 2016	June 30, 2017	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA	8.3%	8.0%	$608.4	$588.8
AA (2)	35.5	35.8	2,711.5	2,564.3
A	23.6	24.0	1,820.4	1,696.4
BBB	28.4	28.3	2,142.6	2,026.1
BB	2.4	2.3	173.3	168.4
B	1.0	0.8	64.1	66.6
CCC or lower	0.2	0.1	6.5	6.6
Not rated (3)	0.6	0.7	51.8	44.7
Total fixed maturity securities	100.0%	100.0%	$7,578.6	$7,161.9
Equity securities
AAA	—	—	—	—
AA	—	—	—	—
A	—	—	—	—
BBB	35.3%	40.4%	$63.4	$61.5
BB	—	—	—	—
B	—	—	—	—
CCC or lower	—	—	—	—
Not rated	64.7	59.6	93.5	79.1
Total equity securities	100.0%	100.0%	$156.9	$140.6

Total			$7,735.5	$7,302.5

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At June 30, 2017, the AA rated fair value amount included $594.2 million of U.S. Government and federally sponsored agency securities and $529.4 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P or Moody’s.

At June 30, 2017, the fixed maturity and equity securities portfolios had a combined $31.4 million pretax of gross unrealized investment losses on $1,300.5 million of fair value related to 473 positions. Of the investment positions (fixed maturity and equity securities) with gross unrealized investment losses, 6 were trading below 80% of the carrying value at June 30, 2017 and were not considered other-than-temporarily impaired. These positions had fair value of $11.1 million, representing 0.1% of the Company’s total investment portfolio at fair value, and had a gross unrealized investment loss of $4.1 million.

The Company views the gross unrealized investment losses of all of the securities at June 30, 2017 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of OTTI.

Benefits, Claims and Settlement Expenses

($ in millions)	Three Months Ended June 30,		Change From Prior Year		Six Months Ended June 30,		Change From Prior Year
	2017	2016	Percent	Amount	2017	2016	Percent	Amount
Property and Casualty	$147.8	$129.8	13.9%	$18.0	$270.0	$231.0	16.9%	$39.0
Retirement	1.3	0.8	62.5%	0.5	2.4	1.7	41.2%	0.7
Life	16.8	17.8	-5.6%	(1.0)	37.6	35.2	6.8%	2.4
Total	$165.9	$148.4	11.8%	$17.5	$310.0	$267.9	15.7%	$42.1

Property and Casualty catastrophe losses, included above	$32.4	$27.3	18.7%	$5.1	$49.6	$40.0	24.0%	$9.6

Property and Casualty Claims and Claim Expenses (“losses”)

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Incurred claims and claim expenses:
Claims occurring in the current year	$148.4	$131.4	$271.6	$234.6
Decrease in estimated reserves for claims occurring in prior years (2)	(0.6)	(1.6)	(1.6)	(3.6)
Total claims and claim expenses incurred	$147.8	$129.8	$270.0	$231.0

Property and Casualty loss ratio:
Total	92.1%	84.4%	84.7%	75.5%
Effect of catastrophe costs, included above (1)	20.2%	17.7%	15.5%	13.1%
Effect of prior years’ reserve development, included above (2)	-0.4%	-1.0%	-0.5%	-1.2%

(1) Property and Casualty catastrophe losses were incurred as follows:
	2017	2016
Three months ended
March 31	$17.2	$12.7
June 30	32.4	27.3
Total year-to-date	$49.6	$40.0

(2)    Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2017	2016
Three months ended
March 31	$(1.0)	$(2.0)
June 30	(0.6)	(1.6)
Total year-to-date	$(1.6)	$(3.6)

For the three months ended June 30, 2017, the Company's benefits, claims and settlement expenses increased $17.5 million, or 11.8%, compared to the prior year period primarily reflecting elevated catastrophe losses and non- catastrophe weather-related losses in the Property and Casualty segment.

For the six months ended June 30, 2017, the Company's benefits, claims and settlement expenses increased $42.1 million or 15.7%, compared to the prior year period primarily reflecting elevated catastrophe losses and non-catastrophe weather-related losses in the Property and Casualty segment.

For the six months ended June 30, 2017, the favorable development of prior years’ Property and Casualty reserves of $1.6 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate. At June 30, 2017, the favorable development was predominantly the result of favorable severity trends in the homeowners loss emergence for accident years 2015 and prior.

For the six months ended June 30, 2016, the favorable development of prior years’ Property and Casualty reserves of $3.6 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate. At June 30, 2016, the favorable development was predominantly the result of favorable severity trends in the homeowners loss emergence for accident years 2014 and prior.

For the six months ended June 30, 2017, the automobile loss ratio of 81.2% increased by 2.8 points compared to the prior year period, including (1) the impact of catastrophe costs that resulted in a 0.4 point increase and (2) the impacts of higher current accident year non-catastrophe weather-related losses. The homeowners loss ratio of 91.5% for the six months ended June 30, 2017, increased 21.9 points compared to the prior year period, including current accident year catastrophe and non-catastrophe weather-related loss experience as well as development of prior years’ reserves that had 2.0 points less favorable impact in the current year. Catastrophe costs represented 41.7 points of the homeowners loss ratio for the current period compared to 34.2 points for the prior year period.

Interest Credited to Policyholders

($ in millions)	Three Months Ended June 30,		Change From Prior Year		Six Months Ended June 30,		Change From Prior Year
	2017	2016	Percent	Amount	2017	2016	Percent	Amount
Retirement (annuity)	$38.1	$36.4	4.7%	$1.7	$75.6	$72.0	5.0%	$3.6
Life	11.3	11.2	0.9%	0.1	22.5	22.3	0.9%	0.2
Total	$49.4	$47.6	3.8%	$1.8	$98.1	$94.3	4.0%	$3.8

For the six months ended June 30, 2017, interest credited in the Retirement segment increased 4.7% compared to the prior year period reflecting a 5.8% increase in average accumulated fixed deposits, at an average crediting rate of 3.6%.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The six month 2017 annualized net interest spread on fixed annuity assets was 189 basis points, an increase of 4 basis points compared to the prior year period.

As of June 30, 2017, fixed annuity account values totaled $4.5 billion, including $4.3 billion of deferred annuities. As shown in the table below, for approximately 86.4%, or $3.7 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed maturity securities.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $535.3 million of the Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

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

The expectation for future net interest spreads is also an important component in the amortization of deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on deferred policy acquisition costs as of June 30, 2017 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.30 million and $0.40 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

($ in millions)	June 30, 2017
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (“AV”)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	24.6%	$1,053.9	49.8%	14.2%	$524.6
Equal to 2% but less than 3%	7.2	308.7	83.0%	6.9	256.1
Equal to 3% but less than 4%	14.2	610.7	99.9%	16.4	609.9
Equal to 4% but less than 5%	52.7	2,263.7	100.0%	61.0	2,263.7
5% or higher	1.3	55.2	100.0%	1.5	55.2
Total	100.0%	$4,292.2	86.4%	100.0%	$3,709.5

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $24.8 million for the three months ended June 30, 2017 compared to $24.5 million for the prior year period. The increase was largely attributable to increased written premium* in the Property and Casualty segment. For the Retirement and Life segments, the unlocking of deferred policy acquisition costs (“unlocking”) resulted in an immaterial change in amortization for the three months ended June 30, 2017 as compared to the prior year period.

Amortized policy acquisition expenses were $49.7 million for the six months ended June 30, 2017 compared to $48.6 million for the prior year period. The increase was largely attributable to increased written premium* in the Property and Casualty segment. For the Retirement and Life segments, the unlocking of deferred policy acquisition costs (“unlocking”) resulted in an immaterial change in amortization for the six months ended June 30, 2017 as compared to the prior year period.

Operating Expenses

For the three months ended June 30, 2017, operating expenses of $46.2 million increased $2.9 million, or 6.7%, compared to the prior year period.

For the six months ended June 30, 2017, operating expenses of $94.9 million increased $8.8 million, or 10.2%, compared to the prior year period, consistent with management’s expectations as the Company makes expenditures supporting targeted strategies in product, distribution and infrastructure which are intended to enhance the overall customer experience, increase sales and support favorable policy retention and business cross-sale ratios.

The Property and Casualty segment expense ratio of 27.3% for the six months ended June 30, 2017 was comparable to the prior year period.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 12.4% and 28.8% for the six months ended June 30, 2017 and 2016, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates 9.5% and 6.9% for the six months ended June 30, 2017 and 2016, respectively. Further, the adoption of a new accounting standard for employee share-based payments on January 1, 2017 reduced the effective income tax rate by 13.1% for the six months ended June 30, 2017. The new accounting standard requires that the entire excess tax benefit/deficiency from employee share-based payments be recognized in the income statement rather than allocating the excess tax benefit/deficiency between the equity section of the balance sheet and the income statement.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At June 30, 2017, the Company’s federal income tax returns for years prior to 2013 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three months ended June 30, 2017, the Company’s net income of $2.3 million decreased $9.5 million compared to the prior year period. For the six months ended June 30, 2017, the Company's net income of $17.6 million decreased $19.4 million reflecting a record level of catastrophe losses as well as elevated non-catastrophe weather-related losses. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

($ in millions)	Three Months Ended June 30,		Change From Prior Year		Six Months Ended June 30,		Change From Prior Year
	2017	2016	Percent	Amount	2017	2016	Percent	Amount
Analysis of net income (loss) by segment:
Property and Casualty	$(13.9)	$(4.5)	N.M.	$(9.4)	$(11.2)	$9.3	N.M.	$(20.5)
Retirement	11.8	13.0	-9.2%	(1.2)	23.3	23.6	-1.3%	(0.3)
Life	5.6	4.6	21.7%	1.0	9.5	8.5	11.8%	1.0
Corporate and Other (1)	(1.2)	(1.3)	-7.7%	0.1	(4.0)	(4.4)	-9.1%	0.4
Net income	$2.3	$11.8	-80.5%	$(9.5)	$17.6	$37.0	-52.4%	$(19.4)

Effect of catastrophe costs, after tax, included above	$(21.1)	$(17.7)	19.2%	$(3.4)	$(32.2)	$(26.0)	23.8%	$(6.2)
Effect of net realized investment gains (losses), after tax, included above	$1.5	$1.5	—%	$—	$1.4	$1.1	27.3%	$0.3

Diluted:
Net income per share	$0.05	$0.29	-82.8%	$(0.24)	$0.42	$0.89	-52.8%	$(0.47)
Weighted average number of shares and equivalent shares (in millions)	41.5	41.3	0.5%	0.2	41.4	41.4	—%	—

Property and casualty combined ratio:
Total	118.5%	111.6%	N.M.	6.9%	112.0%	102.8%	N.M.	9.2%
Effect of catastrophe costs, included above	20.2%	17.7%	N.M.	2.5%	15.5%	13.1%	N.M.	2.4%
Effect of prior years’ reserve development, included above	-0.4%	-1.0%	N.M.	0.6%	-0.5%	-1.2%	N.M.	0.7%

N.M. - Not meaningful.

(1)
The Corporate and Other segment includes interest expense on debt, net realized investment gains and losses, corporate debt retirement costs (when applicable), certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the operating segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, the Corporate and Other segment reflects corporate-level transactions. Of those transactions, net realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the six months ended June 30, 2017, net realized investment gains after tax were $1.4 million, compared to net realized investment gains after tax of $1.1 million for the prior year period.

Return on average shareholders’ equity based on net income was 4.7% and 6.0% for the trailing 12 months ended June 30, 2017 and 2016, respectively.

Outlook for 2017

At the time of this Quarterly Report on Form 10-Q, management estimates that 2017 full year net income before net realized investment gains and losses will be within a range of $1.45 to $1.65 per diluted share. Within the Property and Casualty segment, this projection incorporates the elevated catastrophe losses and non-catastrophe weather-related losses during the first half of 2017, with estimates for weather-related losses for the second half of the year returning to historic averages. The full year auto underlying combined ratio* is anticipated to be similar to 2016 and the full year property combined ratio, including catastrophe losses, is anticipated to be around 100%. Net income for the Retirement segment will continue to be impacted by the prolonged interest rate environment and the interest spread is anticipated to grade down to the low 180s. The Company expects to invest approximately $0.10 per diluted share in the Retirement segment related to the Company's strategic initiatives in product, distribution and infrastructure. Life mortality experience was more favorable than anticipated for the first half of 2017, however, Life segment net income for the full year is expected to be comparable to 2016, due to a return to higher mortality levels and net investment income pressure. As a result of the continued low interest rate environment, management anticipates the Company’s overall portfolio yield to decline by approximately 10 basis points over the course of 2017, impacting each of the three business segments. In addition to the segment-specific factors, the Company’s initiatives for customer service and infrastructure improvements, as well as enhanced programs and training for the Company’s agency force, all intended to enhance the overall customer experience and support further improvement in policy retention, sales and business cross-sell ratios, will continue and result in a moderate increase in expense levels compared to 2016.

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

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At June 30, 2017 and 2016, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the six months ended June 30, 2017, net cash provided by operating activities increased compared to the same period in 2016, largely due to an increase in Premiums collected and Investment income collected in the current period.

Payments of principal and interest on debt, dividends to shareholders and parent company operating expenses are largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2017 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $91.0 million, of which $24.0 million was paid during the six months ended June 30, 2017. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements -- Note 10 -- Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Investing Activities

HMEC’s insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity, as well as equity securities, and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity and equity securities portfolios as available for sale.

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, issuances and repurchases of HMEC’s common stock, fluctuations in bank overdraft balances, and borrowings, repayments and repurchases related to its debt facilities.

The Company’s annuity business produced net negative cash flows in the first six months of 2017. For the six months ended June 30, 2017, receipts from annuity contracts decreased $3.2 million, or 1.3%, compared to the prior year period, as described in “Results of Operations -- Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $38.3 million, or 23.5%, compared to the prior year period. During the six months ended June 30, 2017, financing activities included an increase of $77.9 million attributable to fixed account withdrawals due to the transfer of all the Company's 401(k) assets to a third-party provider.

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

The total capital of the Company was $1,609.4 million at June 30, 2017, including $247.3 million of long-term debt and no short-term debt outstanding. Total debt represented 18.1% of total capital excluding net unrealized investment gains and losses (15.4% including net unrealized investment gains and losses) at June 30, 2017, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,362.1 million at June 30, 2017, including a net unrealized investment gain in the Company’s investment portfolio of $243.5 million after taxes and the related impact of deferred policy acquisition costs associated with investment contracts and life insurance products with account values. The market value of the Company’s common stock and the market value per share were $1,537.3 million and $37.80, respectively, at June 30, 2017. Book value per share was $33.49 at June 30, 2017 ($27.51 excluding the net unrealized investment gain*).

Additional information regarding the net unrealized investment gain in the Company’s investment portfolio at June 30, 2017 is included in “Results of Operations -- Net Realized Investment Gains and Losses (Pretax)”.

Total shareholder dividends were $23.0 million for the six months ended June 30, 2017. In March and May 2017, the Board of Directors announced regular quarterly dividends of $0.275 per share.

For the six months ended June 30, 2017, the Company did not repurchase shares of its common stock, under its share repurchase program, which is further described in “Notes to Consolidated Financial Statements -- Note 9 -- Shareholders’ Equity and Common Stock Equivalents” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As of June 30, 2017, $29.5 million remained authorized for future share repurchases under the 2015 repurchase program.

As of June 30, 2017, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (“Senior Notes due 2025”), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the “Notes to Consolidated Financial Statements -- Note 7 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of June 30, 2017, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at June 30, 2017.

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

Assigned ratings as of July 31, 2017 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s Property and Casualty insurance subsidiaries and the Company’s principal Life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of July 31, 2017
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

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance and investment contract liabilities. See also “Results of Operations -- Interest Credited to Policyholders”.

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

Item 4:   Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2017 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The DOL rule was originally to be effective on April 10, 2017, but under a delay measure, the fiduciary definition went into effect on June 9, 2017, with certain conditions for prohibited transaction exemption relief delayed until January 1, 2018. The DOL is continuing its examination of the rule as directed by President Trump.

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

In addition, Nevada passed a fiduciary statute and other states are considering passing their own “fiduciary rules.” Individual state regulation of the “fiduciary rules,” with varying legal and compliance requirements, creates market uncertainty.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On December 7, 2011, the Company’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the “2011 Plan”). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended June 30, 2017, the Company did not repurchase shares of HMEC common stock. As of June 30, 2017, $29.5 million remained authorized for future share repurchases.

Item 5:   Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended June 30, 2017 which has not been filed with the Securities and Exchange Commission (“SEC”).

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

4.1(a)	Form of HMEC 4.500% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

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

10.3*
First Amendment to the HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective as of May 20, 2015), incorporated by reference to Exhibit 10.3 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(a)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) (Section 16 Officer) Non-Qualified Stock Option Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(b)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) (Non-Section 16) Non-Qualified Stock Option Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(c)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-Vested Restricted Stock Units Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(d)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Performance-Based Restricted Stock Units Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(e)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-Vested Restricted Stock Units Agreement - Employee Grantee (One-Time Grant Service), incorporated by reference to Exhibit 10.3(e) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

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

10.8*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 8, 2017	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	August 8, 2017	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	August 8, 2017	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Vice President, Controller and
Principal Accounting Officer

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2017

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. Management contracts and compensatory plans are indicated by an asterisk (*).

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

4.1(a)	Form of HMEC 4.500% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

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

1

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

10.3*
First Amendment to the HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective as of May 20, 2015), incorporated by reference to Exhibit 10.3 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(a)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) (Section 16 Officer) Non-Qualified Stock Option Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(b)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) (Non-Section 16) Non-Qualified Stock Option Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(c)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-Vested Restricted Stock Units Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(d)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Performance-Based Restricted Stock Units Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(e)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-Vested Restricted Stock Units Agreement - Employee Grantee (One-Time Grant Service), incorporated by reference to Exhibit 10.3(e) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

2

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

10.8*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

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

3

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

4