Form 10-Q
period 2017-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2017-11-08
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes        No   X

As of October 31, 2017, the registrant had 40,667,211 shares of Common Stock, par value $0.001 per share, outstanding.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2017, the related consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2017 and 2016, and the related consolidated statements of changes in shareholders’ equity, and cash flows for the nine-month periods ended September 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
November 8, 2017

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2017, $7,194,397; 2016, $7,152,127)	$7,630,634	$7,456,708
Equity securities, available for sale, at fair value (cost 2017, $140,200; 2016, $134,013)	159,275	141,649
Short-term and other investments	547,227	401,015
Total investments	8,337,136	7,999,372
Cash	6,692	16,670
Deferred policy acquisition costs	257,214	267,580
Goodwill	47,396	47,396
Other assets	344,443	321,874
Separate Account (variable annuity) assets	2,051,467	1,923,932
Total assets	$11,044,348	$10,576,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,540,045	$5,447,969
Unpaid claims and claim expenses	341,784	329,888
Unearned premiums	262,029	246,274
Total policy liabilities	6,143,858	6,024,131
Other policyholder funds	717,369	708,950
Other liabilities	493,810	378,620
Long-term debt	247,403	247,209
Separate Account (variable annuity) liabilities	2,051,467	1,923,932
Total liabilities	9,653,907	9,282,842
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2017, 65,382,877; 2016, 64,917,683	65	65
Additional paid-in capital	462,068	453,479
Retained earnings	1,165,282	1,155,732
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains on fixed maturity and equity securities	255,718	175,738
Net funded status of benefit plans	(11,817)	(11,817)
Treasury stock, at cost, 2017, 24,721,372 shares; 2016, 24,672,932 shares	(480,875)	(479,215)
Total shareholders’ equity	1,390,441	1,293,982
Total liabilities and shareholders’ equity	$11,044,348	$10,576,824

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Insurance premiums and contract charges earned	$198,935	$191,050	$590,375	$564,860
Net investment income	92,320	94,847	275,025	270,685
Net realized investment gains (losses)	(3,486)	3,985	(1,656)	6,911
Other income	2,048	1,294	4,813	3,581

Total revenues	289,817	291,176	868,557	846,037

Benefits, losses and expenses
Benefits, claims and settlement expenses	134,895	135,710	444,870	403,631
Interest credited	50,078	48,658	148,200	142,924
Policy acquisition expenses amortized	24,210	24,474	73,904	73,113
Operating expenses	44,172	44,337	139,156	130,478
Interest expense	2,978	2,975	8,879	8,858

Total benefits, losses and expenses	256,333	256,154	815,009	759,004

Income before income taxes	33,484	35,022	53,548	87,033
Income tax expense	6,933	8,099	9,418	23,091

Net income	$26,551	$26,923	$44,130	$63,942

Net income per share
Basic	$0.64	$0.66	$1.07	$1.55
Diluted	$0.64	$0.65	$1.06	$1.55

Weighted average number of common and common equivalent shares (in thousands)
Basic	41,433	41,092	41,337	41,155
Diluted	41,575	41,347	41,467	41,386

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(6,091)	$(160)	$(12,452)	$(7,686)
Portion of losses recognized in other comprehensive income	—	—	—	(290)
Net other-than-temporary impairment losses on securities recognized in earnings	(6,091)	(160)	(12,452)	(7,396)
Realized investment gains, net	2,605	4,145	10,796	14,307
Total	$(3,486)	$3,985	$(1,656)	$6,911

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive income
Net income	$26,551	$26,923	$44,130	$63,942
Other comprehensive income, net of taxes:
Change in net unrealized investment gains on fixed maturity and equity securities	12,208	7,638	79,980	162,124
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive income	12,208	7,638	79,980	162,124
Total	$38,759	$34,561	$124,110	$226,066

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except per share data)

	Nine Months Ended September 30,
	2017	2016

Common stock, $0.001 par value
Beginning balance	$65	$65
Options exercised, 2017, 156,211 shares; 2016, 114,507 shares	—	—
Conversion of common stock units, 2017, 15,981 shares; 2016, 15,629 shares	—	—
Conversion of restricted stock units, 2017, 293,002 shares; 2016, 188,207 shares	—	—
Ending balance	65	65

Additional paid-in capital
Beginning balance	453,479	442,648
Options exercised and conversion of common stock units and restricted stock units	2,773	2,045
Share-based compensation expense	5,816	6,066
Ending balance	462,068	450,759

Retained earnings
Beginning balance	1,155,732	1,116,277
Net income	44,130	63,942
Cash dividends, 2017, $0.825 per share; 2016, $0.795 per share	(34,580)	(33,241)
Ending balance	1,165,282	1,146,978

Accumulated other comprehensive income, net of taxes
Beginning balance	163,921	163,373
Change in net unrealized investment gains on fixed maturity and equity securities	79,980	162,124
Change in net funded status of benefit plans	—	—
Ending balance	243,901	325,497

Treasury stock, at cost
Beginning balance, 2017, 24,672,932 shares; 2016, 23,971,522 shares	(479,215)	(457,702)
Acquisition of shares, 2017, 48,440 shares; 2016, 701,410 shares	(1,660)	(21,513)
Ending balance, 2017, 24,721,372 shares; 2016, 24,672,932 shares	(480,875)	(479,215)

Shareholders’ equity at end of period	$1,390,441	$1,444,084

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows - operating activities
Premiums collected	$598,882	$557,816
Policyholder benefits paid	(410,241)	(422,184)
Policy acquisition and other operating expenses paid	(208,248)	(207,825)
Federal income taxes paid	(10,061)	(18,156)
Investment income collected	271,717	259,373
Interest expense paid	(5,821)	(6,072)
Other	976	1,884

Net cash provided by operating activities	237,204	164,836

Cash flows - investing activities
Fixed maturity securities
Purchases	(1,041,744)	(1,097,880)
Sales	315,531	351,739
Maturities, paydowns, calls and redemptions	691,169	634,686
Purchase of other invested assets	(98,109)	(42,578)
Net cash used in equity securities, short-term and other investments	(54,281)	(75,665)

Net cash used in investing activities	(187,434)	(229,698)

Cash flows - financing activities
Dividends paid to shareholders	(34,580)	(33,241)
Acquisition of treasury stock	(1,661)	(21,513)
Proceeds from exercise of stock options	3,815	2,361
Withholding tax payments on RSUs tendered	(2,745)	(3,321)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	348,900	391,944
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(295,064)	(240,489)
Transfer of Company 401(k) assets to a third-party provider	(77,898)	—
Life policy accounts
Deposits	3,357	2,957
Withdrawals and surrenders	(3,340)	(3,151)
Change in bank overdrafts	(532)	7,422

Net cash (used in) provided by financing activities	(59,748)	102,969

Net (decrease) increase in cash	(9,978)	38,107

Cash at beginning of period	16,670	15,509

Cash at end of period	$6,692	$53,616

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017 and 2016
($ in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP, but are not required for interim reporting purposes, have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2017, the consolidated results of operations and comprehensive income for the three and nine month periods ended September 30, 2017 and 2016, and the consolidated changes in shareholders’ equity and cash flows for the nine month periods ended September 30, 2017 and 2016. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The subsidiaries of HMEC market and underwrite personal lines of property and casualty (primarily personal lines of automobile and homeowners) insurance, retirement annuities (primarily tax-qualified products) and life insurance, primarily to K-12 teachers, administrators and other employees of public schools and their families. HMEC’s principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The Company reclassified the presentation of certain prior period information to conform to the 2017 presentation. See “Adopted Accounting Standards”.

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

($ in thousands)	September 30, 2017	December 31, 2016

Investment contract reserves	$4,428,989	$4,360,456
Life policy reserves	1,111,056	1,087,513
Total	$5,540,045	$5,447,969

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

($ in thousands)	Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, July 1, 2017	$243,510	$(11,817)	$231,693
Other comprehensive income (loss) before reclassifications	9,786	—	9,786
Amounts reclassified from accumulated other comprehensive income (loss)	2,422	—	2,422
Net current period other comprehensive income	12,208	—	12,208
Ending balance, September 30, 2017	$255,718	$(11,817)	$243,901

Beginning balance, January 1, 2017	$175,738	$(11,817)	$163,921
Other comprehensive income (loss) before reclassifications	78,419	—	78,419
Amounts reclassified from accumulated other comprehensive income (loss)	1,561	—	1,561
Net current period other comprehensive income	79,980	—	79,980
Ending balance, September 30, 2017	$255,718	$(11,817)	$243,901

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from accumulated other comprehensive income (loss), $(3,726) thousand and $(2,401) thousand, are included in net realized investment gains and losses and the related income tax expense, $(1,304) thousand and $(840) thousand, are included in income tax expense in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017, respectively.

Note 1 - Basis of Presentation (Continued)

($ in thousands)	Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities (1)(2)	Benefit Plans (1)	Total (1)

Beginning balance, July 1, 2016	$329,653	$(11,794)	$317,859
Other comprehensive income (loss) before reclassifications	9,912	—	9,912
Amounts reclassified from accumulated other comprehensive income (loss)	(2,274)	—	(2,274)
Net current period other comprehensive income	7,638	—	7,638
Ending balance, September 30, 2016	$337,291	$(11,794)	$325,497

Beginning balance, January 1, 2016	$175,167	$(11,794)	$163,373
Other comprehensive income (loss) before reclassifications	167,692	—	167,692
Amounts reclassified from accumulated other comprehensive income (loss)	(5,568)	—	(5,568)
Net current period other comprehensive income	162,124	—	162,124
Ending balance, September 30, 2016	$337,291	$(11,794)	$325,497

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from accumulated other comprehensive income (loss), $3,499 thousand and $8,566 thousand, are included in net realized investment gains and losses and the related income tax expense, $1,225 thousand and $2,998 thousand, are included in income tax expense in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in “Note 2 -- Investments -- Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities”.

Adopted Accounting Standards

Employee Share-based Payment Accounting

Effective January 1, 2017, the Company adopted new accounting guidance for employee share-based payments which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The recognition and classification of the excess tax benefit provisions were applied prospectively in the results of operations. This adoption resulted in additional excess tax benefits of $2,864 thousand which reduced the current provision for income taxes in the results of operations. The statutory tax withholding classification, which are cash payments made to taxing authorities for withheld taxes funded through tendered shares, were applied retrospectively and the Company reclassified the statutory tax withholding requirements in the statement of cash flows from Other in operating activities to Withholding tax payments on RSUs tendered in financing activities. This statutory withholding reclassification resulted in $2,745 thousand and $3,321 thousand being included in financing activities for the nine month periods ended September 30, 2017 and 2016, respectively. There were no cumulative effect adjustments upon adoption of the new accounting guidance.

Note 1 - Basis of Presentation (Continued)

Pending Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to provide a single comprehensive model in accounting for revenue arising from contracts with customers. The guidance applies to all contracts with customers; however, insurance contracts are specifically excluded from this updated guidance. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016. The Company plans to adopt the guidance as of January 1, 2018. Insurance contract revenue continues to fall under the scope of ASC 944, Financial Services - Insurance, and ASC 605, Revenue Recognition. The Company performed an evaluation of the non-insurance contract revenue that would be subject to ASC 606, Revenue from Contracts with Customers, and concluded that there is not a material impact to the consolidated financial statements upon adoption on January 1, 2018.

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, the FASB issued accounting guidance to improve certain aspects of the recognition, measurement, presentation and disclosure of financial instruments.  Among other things, the guidance revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The Company’s results of operations will be impacted as changes in fair value of equity securities will be reported in net income instead of reported in other comprehensive income. The effective date of the guidance is for interim and annual reporting periods beginning after December 15, 2017. The guidance has not yet been adopted. Had the Company adopted the guidance on September 30, 2017, $15,718 thousand of after-tax unrealized gains on equity securities would have been reclassified from accumulated other comprehensive income to retained earnings. The actual amount reclassified upon adoption will vary depending on the future changes in fair value of the Company's equity portfolio.

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

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter (“OTC”) index call option contracts) to economically hedge risk associated with its fixed indexed annuity (“FIA”) and indexed universal life (“IUL”) products’ contingent liabilities. The Company’s FIA and IUL products include embedded derivative features that are discussed in “Note 1 -- Summary of Significant Accounting Policies -- Investment Contract and Life Policy Reserves -- Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s investment or insurance products during the nine month periods ended September 30, 2017 and 2016.

Note 2 - Investments (Continued)

Fixed Maturity and Equity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities and also includes equity securities. The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (“AOCI”) of all fixed maturity and equity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost or Cost	Unrealized Investment Gains	Unrealized Investment Losses	Fair Value	OTTI in AOCI (1)
September 30, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$613,761	$34,712	$3,071	$645,402	$—
Other, including U.S. Treasury securities	653,237	24,705	6,922	671,020	—
Municipal bonds	1,669,273	177,359	4,428	1,842,204	—
Foreign government bonds	93,761	6,416	—	100,177	—
Corporate bonds	2,635,313	190,548	4,158	2,821,703	—
Other mortgage-backed securities	1,529,052	26,879	5,803	1,550,128	1,335
Totals	$7,194,397	$460,619	$24,382	$7,630,634	$1,335

Equity securities (3)	$140,200	$20,483	$1,408	$159,275	$—

December 31, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$587,355	$34,256	$6,720	$614,891	$—
Other, including U.S. Treasury securities	458,745	18,518	10,120	467,143	—
Municipal bonds	1,648,252	143,733	22,588	1,769,397	—
Foreign government bonds	93,864	5,102	297	98,669	—
Corporate bonds	2,672,818	152,229	14,826	2,810,221	—
Other mortgage-backed securities	1,691,093	21,153	15,859	1,696,387	1,618
Totals	$7,152,127	$374,991	$70,410	$7,456,708	$1,618

Equity securities (3)	$134,013	$13,210	$5,574	$141,649	$—

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

(2)
Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $332,057 thousand and $272,668 thousand; Federal Home Loan Mortgage Corporation (“FHLMC”) of $373,676 thousand and $378,683 thousand; and Government National Mortgage Association (“GNMA”) of $109,873 thousand and $115,627 thousand as of September 30, 2017 and December 31, 2016, respectively.

(3)	Includes nonredeemable perpetual preferred stocks, common stocks and closed-end funds.

Note 2 - Investments (Continued)

The following table presents the fair value and gross unrealized losses of fixed maturity and equity securities in an unrealized loss position at September 30, 2017 and December 31, 2016, respectively. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2017 -- which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time.

($ in thousands)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$111,456	$2,213	$12,879	$858	$124,335	$3,071
Other	275,332	5,901	16,979	1,021	292,311	6,922
Municipal bonds	118,881	2,731	32,710	1,697	151,591	4,428
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	138,207	2,287	49,931	1,871	188,138	4,158
Other mortgage-backed securities	349,600	3,985	126,297	1,818	475,897	5,803
Total fixed maturity securities	993,476	17,117	238,796	7,265	1,232,272	24,382
Equity securities (1)	10,547	692	2,192	716	12,739	1,408
Combined totals	$1,004,023	$17,809	$240,988	$7,981	$1,245,011	$25,790

Number of positions with a gross unrealized loss	393		77		470
Fair value as a percentage of total fixed maturity and equity securities fair value	12.9%		3.1%		16.0%

December 31, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$186,439	$6,176	$3,235	$544	$189,674	$6,720
Other	219,372	10,120	—	—	219,372	10,120
Municipal bonds	408,163	19,006	9,928	3,582	418,091	22,588
Foreign government bonds	24,182	297	—	—	24,182	297
Corporate bonds	459,402	11,056	57,261	3,770	516,663	14,826
Other mortgage-backed securities	640,691	10,470	229,106	5,389	869,797	15,859
Total fixed maturity securities	1,938,249	57,125	299,530	13,285	2,237,779	70,410
Equity securities (1)	56,676	4,567	7,956	1,007	64,632	5,574
Combined totals	$1,994,925	$61,692	$307,486	$14,292	$2,302,411	$75,984

Number of positions with a gross unrealized loss	629		102		731
Fair value as a percentage of total fixed maturity and equity securities fair value	26.3%		4.0%		30.3%

(1)	Includes nonredeemable perpetual preferred stocks, common stocks and closed-end funds.

Note 2 - Investments (Continued)

Fixed maturity and equity securities with an investment grade rating represented 92% of the gross unrealized losses as of September 30, 2017. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of OTTI losses on fixed maturity securities held as of September 30, 2017 and 2016 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of OTTI losses were recognized in other comprehensive income:

($ in thousands)	Nine Months Ended September 30,
	2017	2016
Cumulative credit loss (1)
Beginning of period	$13,703	$7,844
New credit losses	—	300
Increases to previously recognized credit losses	1,994	2,480
Gains related to securities sold or paid down during the period	(2)	—
End of period	$15,695	$10,624

(1)
The cumulative credit loss amounts exclude OTTI losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

Expected Maturity of Fixed Maturity Securities

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

($ in thousands)	Percent of Total Fair Value		September 30, 2017
	September 30, 2017	December 31, 2016	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	3.4%	3.9%	$256,527	$250,803
Due after 1 year through 5 years	27.5	28.7	2,097,243	1,998,498
Due after 5 years through 10 years	33.3	35.2	2,540,303	2,431,895
Due after 10 years through 20 years	23.3	19.5	1,780,760	1,654,259
Due after 20 years	12.5	12.7	955,801	858,942
Total	100.0%	100.0%	$7,630,634	$7,194,397

Average option-adjusted duration, in years	6.0	5.9

Note 2 - Investments (Continued)

Sales of Fixed Maturity and Equity Securities

Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturity securities
Proceeds received	$85,841	$94,706	$315,531	$351,739
Gross gains realized	2,293	2,966	8,862	13,824
Gross losses realized	(181)	(102)	(1,558)	(1,542)

Equity securities
Proceeds received	$3,514	$4,479	$20,510	$17,101
Gross gains realized	477	790	3,227	1,960
Gross losses realized	(293)	(21)	(721)	(862)

Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities

Net unrealized investment gains and losses are computed as the difference between fair value and amortized cost for fixed maturity securities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net unrealized investment gains and losses on fixed maturity securities, net of tax
Beginning of period	$270,834	$371,456	$197,978	$198,714
Change in net unrealized investment gains and losses	10,133	20,827	83,547	188,912
Reclassification of net realized investment (gains) losses to net income	2,587	(11,072)	2,029	(6,415)
End of period	$283,554	$381,211	$283,554	$381,211

Net unrealized investment gains and losses on equity securities, net of tax
Beginning of period	$10,631	$8,183	$4,963	$2,649
Change in net unrealized investment gains and losses	1,933	(2,052)	7,905	4,846
Reclassification of net realized investment (gains) losses to net income	(165)	2,211	(469)	847
End of period	$12,399	$8,342	$12,399	$8,342

Note 2 - Investments (Continued)

Offsetting of Assets and Liabilities

The Company’s derivative instruments (call options) are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds are reached.

The following table presents the instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the	Net Amounts of Assets/ Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2017
Asset derivatives:
Free-standing derivatives	$10,431	$—	$10,431	$—	$10,954	$(523)

December 31, 2016
Asset derivatives:
Free-standing derivatives	$8,694	$—	$8,694	$—	$8,824	$(130)

Deposits

At September 30, 2017 and December 31, 2016, fixed maturity securities with a fair value of $18,133 thousand and $18,119 thousand, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at September 30, 2017 and December 31, 2016, fixed maturity securities with a fair value of $620,558 thousand and $620,489 thousand, respectively, were on deposit with the Federal Home Loan Bank of Chicago (“FHLB”) as collateral for amounts subject to funding agreements which were equal to $575,000 thousand at both of the respective dates. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

Note 3 - Fair Value of Financial Instruments (Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At September 30, 2017, Level 3 invested assets comprised 3.3% of the Company’s total investment portfolio at fair value.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2017
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$645,402	$645,402	$—	$642,110	$3,292
Other, including U.S. Treasury securities	671,020	671,020	13,484	657,536	—
Municipal bonds	1,842,204	1,842,204	—	1,792,992	49,212
Foreign government bonds	100,177	100,177	—	100,177	—
Corporate bonds	2,821,703	2,821,703	14,798	2,712,660	94,245
Other mortgage-backed securities	1,550,128	1,550,128	—	1,431,802	118,326
Total fixed maturity securities	7,630,634	7,630,634	28,282	7,337,277	265,075
Equity securities	159,275	159,275	103,552	55,717	6
Short-term investments	111,488	111,488	111,488	—	—
Other investments	21,944	21,944	—	21,944	—
Totals	$7,923,341	$7,923,341	$243,322	$7,414,938	$265,081
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$390	$390	$—	$390	$—
Other policyholder funds, embedded derivatives	72,986	72,986	—	—	72,986

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

Note 3 - Fair Value of Financial Instruments (Continued)

During the nine month period ended September 30, 2017, an equity security was transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for this asset. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

($ in thousands)	Financial Assets							Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total
Beginning balance, July 1, 2017	$49,123	$77,052	$120,324	$246,499	$6	$—	$246,505	$67,995
Transfers into Level 3 (3)	—	23,501	11,961	35,462	—	—	35,462	—
Transfers out of Level 3 (3)	—	1	(881)	(880)	—	—	(880)	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	(1)	(160)	(161)	—	—	(161)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	2,587
Net unrealized investment gains (losses) included in other comprehensive income	382	(192)	(377)	(187)	—	—	(187)	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	3,752
Sales	—	(1,999)	—	(1,999)	—	—	(1,999)	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(293)	(4,117)	(9,249)	(13,659)	—	—	(13,659)	(1,348)
Ending balance, September 30, 2017	$49,212	$94,245	$121,618	$265,075	$6	$—	$265,081	$72,986

Beginning balance, January 1, 2017	$46,497	$60,191	$104,659	$211,347	$6	$751	$212,104	$59,393
Transfers into Level 3 (3)	5,214	55,420	36,482	97,116	—	—	97,116	—
Transfers out of Level 3 (3)	(5,557)	(11,962)	(881)	(18,400)	—	(751)	(19,151)	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	(1)	(1,874)	(1,875)	—	—	(1,875)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	6,133
Net unrealized investment gains (losses) included in other comprehensive income	3,540	263	1,945	5,748	—	—	5,748	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	10,538
Sales	—	(1,999)	—	(1,999)	—	—	(1,999)	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(482)	(7,667)	(18,713)	(26,862)	—	—	(26,862)	(3,078)
Ending balance, September 30, 2017	$49,212	$94,245	$121,618	$265,075	$6	$—	$265,081	$72,986

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three and nine month periods ended September 30, 2017 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Note 3 - Fair Value of Financial Instruments (Continued)

($ in thousands)	Financial Assets							Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total
Beginning balance, July 1, 2016	$47,647	$73,408	$96,581	$217,636	$6	$—	$217,642	$47,706
Transfers into Level 3 (3)	—	10,375	7,655	18,030	—	—	18,030	—
Transfers out of Level 3 (3)	—	(5,967)	(788)	(6,755)	—	—	(6,755)	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	1	(56)	(55)	—	—	(55)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	68
Net unrealized investment gains (losses) included in other comprehensive income	(2,361)	1,292	3,951	2,882	—	—	2,882	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	6,710
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(120)	(1,488)	(5,194)	(6,802)	—	—	(6,802)	695
Ending balance, September 30, 2016	$45,166	$77,621	$102,149	$224,936	$6	$—	$224,942	$55,179

Beginning balance, January 1, 2016	$30,379	$67,575	$75,466	$173,420	$6	$—	$173,426	$39,021
Transfers into Level 3 (3)	14,751	21,451	32,281	68,483	—	—	68,483	—
Transfers out of Level 3 (3)	—	(5,967)	(788)	(6,755)	—	—	(6,755)	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	(656)	(56)	(712)	—	—	(712)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	2,066
Net unrealized investment gains (losses) included in other comprehensive income	420	3,073	4,173	7,666	—	—	7,666	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	15,194
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(384)	(7,855)	(8,927)	(17,166)	—	—	(17,166)	(1,102)
Ending balance, September 30, 2016	$45,166	$77,621	$102,149	$224,936	$6	$—	$224,942	$55,179

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three and nine month periods ended September 30, 2016 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At September 30, 2017, the Company impaired two Level 3 securities for a $1,874 thousand realized loss. At September 30, 2016, there were no net realized investment gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the three and nine month periods ended September 30, 2017, net realized losses of $2,587 thousand and $6,133 thousand, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three and nine month periods ended September 30, 2016, the respective loss amounts were $68 thousand and $2,066 thousand.

Note 3 - Fair Value of Financial Instruments (Continued)

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

The sensitivity of the estimated fair values to changes in the significant unobservable inputs for fixed maturity and equity securities included in Level 3 generally relate to interest rate spreads, illiquidity premiums and default rates. Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in illiquidity premiums in isolation will result in substantially lower (higher) valuations. Significant increases (decreases) in expected default rates in isolation will result in substantially lower (higher) valuations.

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

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2017
Financial Assets
Investments
Other investments	$154,630	$159,253	$—	$—	$159,253
Financial Liabilities
Investment contract reserves	4,428,989	4,338,318	—	—	4,338,318
Life policy reserves, account values on life contracts	81,520	86,906	—	—	86,906
Other policyholder funds	644,383	644,383	—	575,579	68,804
Long-term debt	247,403	264,781	264,781	—	—

December 31, 2016
Financial Assets
Investments
Other investments	$151,965	$156,536	$—	$—	$156,536
Financial Liabilities
Investment contract reserves	4,360,456	4,280,528	—	—	4,280,528
Life policy reserves, account values on life contracts	79,591	85,066	—	—	85,066
Other policyholder funds	649,557	649,557	—	575,253	74,304
Long-term debt	247,209	248,191	248,191	—	—

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

The change in fair value of the derivatives includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open positions. Call options are not purchased to fund the index liabilities which may arise after the next deposit anniversary date. On the respective anniversary dates of the indexed deposits, the index used to compute the annual index credit is reset and new one-year call options are purchased to fund the next annual index credit. The cost of these purchases is managed through the terms of the FIA and IUL contracts, which permit changes to index return caps, participation rates and/or asset fees, subject to guaranteed minimums on each contract’s anniversary date. By adjusting the index return caps, participation rates or asset fees, crediting rates generally can be managed except in cases where the contractual features would prevent further modifications.

The future annual index credits on FIA contracts are treated as a “series of embedded derivatives” over the expected life of the applicable contract with a corresponding reserve recorded. For the IUL contracts, the embedded derivative represents a single year liability for the index return.

The Company carries all derivative instruments as assets or liabilities in the Consolidated Balance Sheets at fair value. The Company elected to not use hedge accounting for derivative transactions related to the FIA and IUL products. As a result, the Company records the purchased call options and the embedded derivatives related to the provision of a contingent return at fair value, with changes in the fair value of the derivatives recognized immediately as Net realized investment gains (losses) in the Consolidated Statements of Operations. The fair values of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, presented in the Consolidated Balance Sheets were as follows:

($ in thousands)	September 30, 2017	December 31, 2016
Assets
Derivative instruments, included in Short-term and other investments	$10,431	$8,694

Liabilities
FIA - embedded derivatives, included in Other policyholder funds	$72,986	$59,393
IUL - embedded derivatives, included in Investment contract and life policy reserves	390	158

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Change in fair value of derivatives (1):
Revenues
Net realized investment gains	$2,943	$562	$7,109	$422

Change in fair value of embedded derivatives:
Revenues
Net realized investment losses	$(2,702)	$(76)	$(6,363)	$(2,077)

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

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

The notional amount and fair value of call options by counterparty and each counterparty’s long-term credit ratings were as follows:

($ in thousands)	September 30, 2017			December 31, 2016
	Credit Rating	Notional	Fair	Notional	Fair
Counterparty	S&P	Amount	Value	Amount	Value

Bank of America, N.A.	A+	$74,400	$2,466	$38,500	$1,934
Barclays Bank PLC	A	68,900	3,017	66,800	1,543
Citigroup Inc.	BBB+	—	—	—	—
Credit Suisse International	A	29,100	2,041	65,200	4,281
Societe Generale	A	68,900	2,907	15,600	936

Total		$241,300	$10,431	$186,100	$8,694

As of September 30, 2017 and December 31, 2016, the Company held $10,954 thousand and $8,824 thousand, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities in the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 thousand per counterparty.

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Property and Casualty segment
Beginning Gross reserves (1)	$329,831	$320,961	$307,757	$301,569
Less: reinsurance recoverables	58,897	60,499	61,199	50,332
Net reserves, beginning of period (2)	270,934	260,462	246,558	251,237
Incurred claims and claim expenses:
Claims occurring in the current period	115,393	116,709	386,945	351,270
Decrease in estimated reserves for claims occurring in prior periods (3)	(500)	(700)	(2,100)	(4,300)
Total claims and claim expenses incurred (4)	114,893	116,009	384,845	346,970
Claims and claim expense payments for claims occurring during:
Current period	97,188	99,832	245,213	228,462
Prior periods	28,054	27,976	125,605	121,082
Total claims and claim expense payments	125,242	127,808	370,818	349,544
Net reserves, end of period (2)	260,585	248,663	260,585	248,663
Plus: reinsurance recoverables	57,302	61,893	57,302	61,893
Ending Gross reserves (1)	$317,887	$310,556	$317,887	$310,556

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for the Life and Retirement segments of $23,897 thousand and $22,231 thousand as of September 30, 2017 and 2016, respectively, in addition to Property and Casualty segment reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for the Life and Retirement segments of $20,002 thousand and $60,025 thousand for the three and nine month periods ended September 30, 2017, respectively, in addition to the Property and Casualty segment amounts. Benefits, claims and settlement expenses for the Life and Retirement segments for the three and nine month periods ended September 30, 2016 were $19,701 thousand and $56,661 thousand, respectively.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $2,100 thousand and $4,300 thousand for the nine month periods ended September 30, 2017 and 2016, respectively. The favorable development for both of the nine month periods ended September 30, 2017 and 2016 was predominantly the result of favorable severity trends in homeowners loss emergence. This favorable development was for accident years 2015 and prior for the nine month period ended September 30, 2017 and accident years 2014 and prior for the nine month period ended September 30, 2016.

Note 6 - Debt

Indebtedness outstanding was as follows:

($ in thousands)	September 30, 2017	December 31, 2016
Short-term debt:
Bank Credit Facility, expires July 30, 2019	$—	$—

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250,000 thousand less unaccrued discount of $561 thousand and $603 thousand (4.5% imputed rate) and unamortized debt issuance costs of $2,036 thousand and $2,188 thousand	247,403	247,209

The Credit Agreement with certain financial institutions (“Bank Credit Facility”) and 4.50% Senior Notes due 2025 (“Senior Notes due 2025”) are described in “Notes to Consolidated Financial Statements -- Note 7 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended September 30, 2017
Premiums written and contract deposits	$322,428	$5,189	$1,116	$318,355
Premiums and contract charges earned	202,988	5,216	1,163	198,935
Benefits, claims and settlement expenses	135,508	1,831	1,218	134,895

Three months ended September 30, 2016
Premiums written and contract deposits	$356,155	$5,555	$934	$351,534
Premiums and contract charges earned	195,654	5,584	980	191,050
Benefits, claims and settlement expenses	139,114	4,642	1,238	135,710

Nine months ended September 30, 2017
Premiums written and contract deposits	$940,063	$16,342	$2,980	$926,701
Premiums and contract charges earned	603,794	16,415	2,996	590,375
Benefits, claims and settlement expenses	450,997	8,899	2,772	444,870

Nine months ended September 30, 2016
Premiums written and contract deposits	$960,945	$17,244	$2,881	$946,582
Premiums and contract charges earned	579,283	17,305	2,882	564,860
Benefits, claims and settlement expenses	422,352	21,748	3,027	403,631

Note 8 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $111,265 thousand and $135,054 thousand at September 30, 2017 and December 31, 2016, respectively.

Note 9 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of business, are: Property and Casualty, primarily personal lines automobile and homeowners insurance products; Retirement, primarily tax-qualified fixed and variable annuities; and Life, life insurance. The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net realized investment gains and losses and certain public company expenses, such items also have included corporate debt retirement costs/gains, when applicable. Summarized financial information for these segments is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Insurance premiums and contract charges earned
Property and Casualty	$163,209	$155,727	$481,987	$461,520
Retirement	7,393	6,448	20,753	18,614
Life	28,333	28,875	87,635	84,726
Total	$198,935	$191,050	$590,375	$564,860

Net investment income
Property and Casualty	$9,167	$10,018	$26,457	$28,997
Retirement	64,340	66,174	192,921	186,950
Life	18,999	18,852	56,215	55,338
Corporate and Other	17	15	47	44
Intersegment eliminations	(203)	(212)	(615)	(644)
Total	$92,320	$94,847	$275,025	$270,685

Net income (loss)
Property and Casualty	$13,407	$6,715	$2,186	$16,047
Retirement	13,603	15,732	36,933	39,348
Life	4,788	4,583	14,283	13,072
Corporate and Other	(5,247)	(107)	(9,272)	(4,525)
Total	$26,551	$26,923	$44,130	$63,942

($ in thousands)	September 30, 2017	December 31, 2016
Assets
Property and Casualty	$1,156,959	$1,110,958
Retirement	7,793,727	7,449,777
Life	1,988,767	1,912,771
Corporate and Other	135,876	140,104
Intersegment eliminations	(30,981)	(36,786)
Total	$11,044,348	$10,576,824

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

For the three month period ended September 30, 2017, the Company’s net income of $26.5 million decreased $0.4 million compared to the prior year period including an increase in Property and Casualty net income of $6.7 million offset by a $4.9 million reduction in net realized investment gains.

For the three month period ended September 30, 2017, Property and Casualty net income increased to $13.4 million compared to $6.7 million in the prior year period. The Property and Casualty combined ratio of 95.8% improved 5.7 points compared to the prior year period. These improvements were primarily due to an improved underlying auto loss ratio*, reflecting the impact of rate actions and continued profitability initiatives, as well as a strong underlying property loss ratio and lower expenses. Prior years' reserves continue to develop favorably; however, the favorable development in the third quarter of $0.5 million pretax was $0.2 million pretax lower than the amount a year ago. Catastrophe activity in the third quarter of 2017 totaled $8.6 million pretax compared to $8.4 million pretax in the prior year period. Losses related to Hurricane Harvey were $5.0 million pretax and losses related to Hurricane Irma were $2.5 million pretax. The remainder, $1.2 million pretax, of catastrophe losses related to four additional events.

On an underlying basis, the third quarter 2017 auto combined ratio* of 103.4% improved 4.9 points and the property combined ratio of 79.9% improved 7.8 points as compared to the prior year period. These improvements were driven by both lower loss ratios and improved expense ratios. The underlying auto loss ratio of 74.5% improved 3.2 points compared to the prior year period as a result of an increase in earned premium due to rate actions combined with continued stabilization in auto loss trends. The underlying property loss ratio of 46.3% improved 6.6 points compared to the prior year period primarily as a result of lower non-catastrophe weather-related losses in the current quarter.

Total Property and Casualty written premiums* of $177.2 million increased 4.4% compared to the prior year period. The growth was driven primarily by rate actions which resulted in an increase in the average premium per policy for both auto and property. Policy retention continues to be strong with auto and property policy retention rates of 83.0% and 87.6%, respectively.

For the three month period ended September 30, 2017, Retirement net income of $13.6 million decreased $2.1 million or 13.4% compared to the prior year period which is primarily due to a $3.4 million pretax decrease in net interest margin and a $1.0 million pretax increase in operating expenses offset by a $1.1 million pretax increase in contract charges.

For the three month period ended September 30, 2017, Life net income of $4.8 million increased $0.2 million compared to the prior year period primarily due to lower operating expenses. Life insurance premiums and contract deposits* of $26.4 million decreased 2.9% compared to the prior year period.

For the nine month period ended September 30, 2017, the Company's net income of $44.1 million decreased $19.8 million compared to a year ago reflecting a record level of catastrophe losses, as well as elevated non-catastrophe weather-related losses that occurred in the first half of the year.

For the nine month period ended September 30, 2017, Property and Casualty net income decreased to $2.2 million compared to net income of $16.0 million in the prior year period as a result of elevated catastrophe losses and non-catastrophe weather-related losses that occurred in the first half of the year. The Property and Casualty combined ratio of 106.5% increased 4.1 points compared to a year ago. Pretax catastrophe losses were $9.8 million higher than the prior year period; favorable prior years' reserve development was $2.2 million pretax less than the prior year period.

On an underlying basis, the nine month 2017 auto loss ratio of 77.0% increased 0.5 points compared to the prior year period. For property, the underlying nine month loss ratio of 49.7% increased 6.1 points compared to the prior year period and was largely related to the impact of higher non-catastrophe weather-related losses that occurred in the first half of the year. The expense ratio for Property and Casualty of 26.7% was slightly below the prior year period.

Total Property and Casualty written premiums of $498.0 million increased 4.6% compared to the prior year period. The growth was driven primarily by rate actions which resulted in an increase in the average premium per policy for both auto and property.

For the nine month period ended September 30, 2017, Retirement net income of $36.9 million decreased $2.4 million compared to the prior year period which is primarily due to a $6.8 million pretax increase in operating expenses including costs related to the Company's continued infrastructure and strategic investments, offset by a $2.2 million pretax increase in contract charges earned and a $0.9 million pretax increase in net interest margin. The nine month 2017 annualized net interest spread on fixed annuity assets was 188 basis points, a decrease of 7 basis points compared to a year ago. Total Retirement annuity assets under management of $6.6 billion increased 4.9% compared to a year ago, and total cash value persistency remained strong at 89.7% for variable annuities and 92.6% for fixed annuities. Annuity deposits* of $348.9 million decreased 11.0% compared to the prior year period. The decline in annuity deposits was related to lower sales of single premium annuity products in the current year.

For the nine month period ended September 30, 2017, Life net income of $14.3 million increased $1.2 million compared to the prior year period. Life insurance premiums and contract deposits increased 1.8%, to $79.8 million compared to the prior year period. Life persistency of 95.3% was comparable to 12 months earlier.

The Company’s book value per share was $34.20 at September 30, 2017, an increase of 6.4% compared to December 31, 2016 and a decrease of 4.8% compared to a year ago.

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

Compared to December 31, 2016, at September 30, 2017, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, discussion of accounting policies, including certain sensitivity information, was presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies” in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

($ in millions)	Three Months Ended September 30,		Change From Prior Year		Nine Months Ended September 30,		Change From Prior Year
	2017	2016	Percent	Amount	2017	2016	Percent	Amount
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property and Casualty	$177.2	$169.8	4.4%	$7.4	$498.0	$476.3	4.6%	$21.7
Retirement (annuity)	114.8	154.6	-25.7%	(39.8)	348.9	391.9	-11.0%	(43.0)
Life	26.4	27.2	-2.9%	(0.8)	79.8	78.4	1.8%	1.4
Total	$318.4	$351.6	-9.4%	$(33.2)	$926.7	$946.6	(2.1)%	$(19.9)

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property and Casualty	$163.2	$155.7	4.8%	$7.5	$482.0	$461.5	4.4%	$20.5
Retirement (annuity)	7.5	6.4	17.2%	1.1	20.8	18.6	11.8%	2.2
Life	28.3	29.0	-2.4%	(0.7)	87.6	84.8	3.3%	2.8
Total	$199.0	$191.1	4.1%	$7.9	$590.4	$564.9	4.5%	$25.5

Number of Policies and Contracts in Force
(actual counts)

	September 30, 2017	December 31, 2016	September 30, 2016
Property and Casualty
Automobile	482,035	484,915	486,229
Property	217,377	220,137	221,094
Total	699,412	705,052	707,323
Retirement	221,309	219,105	215,445
Life	196,978	197,937	197,792

For the three month period ended September 30, 2017, the Company’s premiums written and contract deposits of $318.4 million decreased $33.2 million, or 9.4%, primarily as a result of a decline in annuity deposits due to lower sales of single premium annuity products. The Company’s premiums and contract charges earned increased $7.9 million, or 4.1%, compared to the prior year period, primarily due to increases in average premium per policy for both homeowners and automobile.

Total Property and Casualty premiums written increased 4.6%, or $21.7 million, in the first nine months of 2017, compared to the prior year period, primarily due to increases in average written premium per policy for both homeowners and automobile. For 2017, the Company’s full year rate plan anticipates low-double digit average rate increases for automobile and mid-single digit average rate increases for homeowners (including states with no rate actions for both automobile and homeowners); average approved rate changes during the first nine months of 2017 were 8.7% for automobile and 4.3% for homeowners.

Based on policies in force, the current year automobile 12 month retention rate for new and renewal policies was 83.0% compared to 83.5% at September 30, 2016, with the decrease due to recent rate and underwriting actions. The current year homeowner 12 month retention rate for new and renewal policies was 87.6% at September 30, 2017 compared to 87.8% at September 30, 2016 with the decrease due to recent rate and underwriting actions.

Automobile premiums written increased 5.9%, or $18.8 million, compared to the first nine months of 2016. In the first nine months of 2017, the average written premium per policy and average earned premium per policy increased approximately 6.3% and 5.5%, respectively, compared to the prior year period. The number of educator policies represented approximately 85% of the automobile policies in force at September 30, 2017, December 31, 2016 and September 30, 2016.

Homeowners premiums written increased 1.7%, or $2.7 million, compared to the first nine months of 2016. While the number of homeowners policies in force has declined, the average written premium per policy and average earned premium per policy increased approximately 2.0% and 3.2%, respectively, in the first nine months of 2017 compared to the prior year period. The number of educator policies represented approximately 82% of the homeowners policies in force at September 30, 2017, December 31, 2016 and September 30, 2016. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

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

For the nine month period ended September 30, 2017, total annuity deposits received by Retirement decreased 11.0%, or $43.0 million, compared to the prior year period. For the first nine months of 2017, the decrease reflected a 1.1% increase in recurring deposit receipts and a 18.8% decrease in single premium and rollover deposit receipts.

For the nine month period ended September 30, 2017, new deposits to fixed accounts of $221.2 million decreased 19.4%, or $53.1 million, and new deposits to variable accounts of $127.7 million increased 8.6%, or $10.1 million, compared to the prior year period.

Total annuity accumulated value on deposit of $6.6 billion at September 30, 2017 increased 4.9% compared to a year earlier, reflecting the increase from new deposits received, market appreciation as well as favorable retention. Accumulated value retention for the variable annuity option was 89.7% and 94.6% for the 12 month periods ended September 30, 2017 and 2016, respectively; fixed annuity retention was 92.6% and 94.6% for the respective periods. The accumulated value retention for both variable and fixed annuities was impacted by the transfer of the Company's 401(k) assets to a third-party provider that occurred during the first half of 2017.

Variable annuity accumulated balances of $2.1 billion at September 30, 2017 increased 9.5% compared to September 30, 2016, as positive impacts of deposits and favorable financial market performance offset withdrawals and net transfers to the guaranteed interest rate fixed account option. Compared to the nine month period ended September 30, 2016, Retirement contract charges earned increased 11.8%, or $2.2 million.

Life premiums and contract deposits for the nine month period ended September 30, 2017 increased 1.8%, or $1.4 million, compared to the prior year period. The ordinary life insurance in force lapse ratio was 4.7% for the 12 months ended September 30, 2017 compared to 4.1% for the 12 month period ended September 30, 2016.

Sales*

For the first nine months of 2017, Property and Casualty new annualized sales premiums increased 6.6% compared to the first nine months of 2016, as 6.9%, or $4.6 million, growth in new automobile sales was accompanied by growth in homeowners sales of 5.2%, or $0.7 million, compared to the prior year period.

During the second quarter of 2017, the Company introduced Department of Labor compliant annuity products featuring a level commissions structure and flexibility to move between products without surrender charges. The Company continues to focus on agent training and marketing programs which emphasize retirement planning. Annuity sales by Horace Mann’s Exclusive Distributors decreased 9.2% compared to the first nine months of 2016. Sales from the Independent Agent distribution channel, which represent approximately 7.3% of total annuity sales in the first nine months of 2017, which are largely single premium and rollover annuity deposits, decreased approximately 29.0% compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels decreased 11.0%, or $43.0 million, compared to the first nine months of 2016. It should be noted that historically, reported annuity sales for HM products were determined based on annualized new recurring deposits as well as single deposits/rollovers. Effective January 1, 2017, reported annuity sales are now determined based on total recurring deposits as well as single deposits/rollovers. All historical annuity sales information presented has been revised to conform to the new reporting methodology.

The Company’s introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, as well as the Company’s Indexed Universal Life (“IUL”) product, have contributed to an increase in sales of proprietary life products. For the first nine months of 2017, sales of Horace Mann’s proprietary life insurance products totaled $11.6 million, representing an increase of 8.4%, or $0.9 million, compared to the prior year period, including an increase of $1.4 million for single premium sales.

Distribution

At September 30, 2017, there was a combined total of 694 Exclusive Distributors, compared to 683 at December 31, 2016 and 681 at September 30, 2016. The Company continues to expect higher quality standards for Exclusive Distributors to focus on improving both customer experience and agent productivity in their respective territories. The dedicated sales force is supported by the Company’s customer contact center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The customer contact center is also able to assist educators in territories which are not currently served by Exclusive Distributors.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 274 authorized agents at September 30, 2017. During the nine month period ended September 30, 2017, this channel generated $25.5 million in annuity sales for the Company compared to $35.9 million for the prior year period, with the new business primarily comprised of single and rollover deposit business in both periods.

Net Investment Income

For the three and nine month periods ended September 30, 2017, net investment income of $92.3 million and $275.0 million decreased 2.7% and increased 1.6% respectively, compared to the prior year periods, reflecting higher asset balances in the Retirement segment offset by the impact of the current low interest rate environment. Average invested assets increased 4.8% over the 12 months ended September 30, 2017. The average pretax yield on the total investment portfolio for the nine month period ended September 30, 2017 of 5.1% (3.4% after tax) was comparable to the prior year period. During the nine month period ended September 30, 2017, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Realized Investment Gains and Losses (Pretax)

For the three month period ended September 30, 2017, net realized investment losses were $3.5 million compared to net realized investment gains of $4.0 million in the prior year period. The net realized investment losses for the three month period ended September 30, 2017 included $5.7 million of gross realized gains on disposal of securities offset by $3.1 million of gross realized losses primarily on disposal of securities and expiration of call options during the period and $6.1 million of charges for other-than-temporary impairment (“OTTI”) recorded primarily on fixed maturity securities in the construction sector.

For the nine month period ended September 30, 2017, net realized investment losses of $1.7 million included $18.6 million of gross realized gains on disposal of securities offset by $7.8 million of gross losses realized primarily on disposal of securities and expiration of call options during the period and $12.5 million of OTTI charges recorded on certain equity and fixed maturity securities.

For the nine month period ended September 30, 2016, net realized investment gains of $6.9 million included $19.2 million of gross realized gains on disposal of securities partially offset by $4.9 million of gross losses realized primarily on disposal of securities during the period and $7.4 million of OTTI charges recorded largely on Puerto Rico and energy sector fixed maturity securities, as well as some equity securities.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are due to issuer specific events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

 Fixed Maturity and Equity Securities Portfolios

The table below presents the Company’s fixed maturity and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2016, credit spreads were tighter across most asset classes and U.S. Treasury rates declined, which resulted in higher net unrealized investment gains in the fixed maturity securities portfolio at September 30, 2017.

($ in millions)	September 30, 2017
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Investment Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	119	$704.4	$661.9	$42.5
Insurance	56	284.5	255.4	29.1
Energy (1)	58	232.7	217.8	14.9
Real Estate	42	184.6	175.8	8.8
Technology	34	180.6	172.0	8.6
HealthCare, Pharmacy	51	163.1	152.3	10.8
Utilities	42	153.8	134.5	19.3
Transportation	37	150.2	142.8	7.4
Telecommunications	26	110.9	102.6	8.3
Food and Beverage	23	91.1	87.2	3.9
All other corporates (2)	215	565.8	533.0	32.8
Total corporate bonds	703	2,821.7	2,635.3	186.4
Mortgage-backed securities
U.S. Government and federally sponsored agencies	229	420.4	391.4	29.0
Commercial (3)	125	535.1	531.4	3.7
Other	28	70.1	69.0	1.1
Municipal bonds (4)	378	1,842.2	1,669.3	172.9
Government bonds
U.S.	38	671.0	653.2	17.8
Foreign	15	100.2	93.8	6.4
Collateralized debt obligations (5)	87	522.4	517.4	5.0
Asset-backed securities	101	647.5	633.6	13.9
Total fixed maturity securities	1,704	$7,630.6	$7,194.4	$436.2

Equity securities
Non-redeemable preferred stocks	14	$64.0	$61.5	$2.5
Common stocks	198	74.7	58.7	16.0
Closed-end fund	1	20.6	20.0	0.6
Total equity securities	213	$159.3	$140.2	$19.1

Total	1,917	$7,789.9	$7,334.6	$455.3

(1)	At September 30, 2017, the fair value amount included $14.0 million of securities which were non-investment grade.

(2)
The All other corporates category contains 18 additional industry sectors. Natural gas, broadcasting and media, consumer products, gaming, lodging and dining, retail and metal and mining represented $408.7 million of fair value at September 30, 2017, with the remaining 12 sectors each representing less than $32.7 million.

(3)	At September 30, 2017, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, approximately 39% are tax-exempt and 78% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2017.

(5)
Based on fair value, 96% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2017.

At September 30, 2017, the Company’s diversified fixed maturity securities portfolio consisted of 2,627 investment positions, issued by 1,704 entities, and totaled approximately $7.6 billion in fair value. This portfolio was 96.0% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and fair value of the Company’s fixed maturity and equity securities portfolios by rating category. At September 30, 2017, 95.0% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. The Company has classified the entire fixed maturity and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity and Equity Securities (1)

($ in millions)	Percent of Portfolio
	Fair Value		September 30, 2017
	December 31, 2016	September 30, 2017	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA	8.3%	7.4%	$563.1	$544.6
AA (2)	35.5	37.3	2,843.3	2,690.2
A	23.6	24.2	1,845.0	1,714.8
BBB	28.4	27.1	2,071.9	1,951.0
BB	2.4	2.4	187.0	181.5
B	1.0	0.8	64.3	63.1
CCC or lower	0.2	0.1	4.9	4.9
Not rated (3)	0.6	0.7	51.1	44.3
Total fixed maturity securities	100.0%	100.0%	$7,630.6	$7,194.4
Equity securities
AAA	—	—	—	—
AA	—	—	—	—
A	—	—	—	—
BBB	35.3%	40.2%	$64.0	$61.5
BB	—	—	—	—
B	—	—	—	—
CCC or lower	—	—	—	—
Not rated	64.7	59.8	95.3	78.7
Total equity securities	100.0%	100.0%	$159.3	$140.2

Total			$7,789.9	$7,334.6

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At September 30, 2017, the AA rated fair value amount included $671.0 million of U.S. Government and federally sponsored agency securities and $551.4 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P or Moody’s.

At September 30, 2017, the fixed maturity and equity securities portfolios had a combined $25.8 million pretax of gross unrealized investment losses on $1,245.0 million of fair value related to 470 positions. Of the investment positions (fixed maturity and equity securities) with gross unrealized investment losses, 3 were trading below 80% of the carrying value at September 30, 2017 and were not considered other-than-temporarily impaired. These positions had fair value of $1.5 million, representing less than 0.1% of the Company’s total investment portfolio at fair value, and had a gross unrealized investment loss of $0.7 million.

The Company views the gross unrealized investment losses of all of the securities at September 30, 2017 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of OTTI.

Benefits, Claims and Settlement Expenses

($ in millions)	Three Months Ended September 30,		Change From Prior Year		Nine Months Ended September 30,		Change From Prior Year
	2017	2016	Percent	Amount	2017	2016	Percent	Amount
Property and Casualty	$114.9	$116.0	-0.9%	$(1.1)	$384.9	$347.0	10.9%	$37.9
Retirement	1.6	1.4	14.3%	0.2	4.0	3.1	29.0%	0.9
Life	18.4	18.3	0.5%	0.1	56.0	53.5	4.7%	2.5
Total	$134.9	$135.7	-0.6%	$(0.8)	$444.9	$403.6	10.2%	$41.3

Property and Casualty catastrophe losses, included above	$8.6	$8.4	2.4%	$0.2	$58.2	$48.4	20.2%	$9.8

Property and Casualty Claims and Claim Expenses (“losses”)

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Incurred claims and claim expenses:
Claims occurring in the current year	$115.4	$116.7	$387.0	$351.3
Decrease in estimated reserves for claims occurring in prior years (2)	(0.5)	(0.7)	(2.1)	(4.3)
Total claims and claim expenses incurred	$114.9	$116.0	$384.9	$347.0

Property and Casualty loss ratio:
Total	70.4%	74.5%	79.8%	75.2%
Effect of catastrophe costs, included above (1)	5.3%	5.3%	12.0%	10.5%
Effect of prior years’ reserve development, included above (2)	-0.3%	-0.4%	-0.4%	-0.9%

(1) Property and Casualty catastrophe losses were incurred as follows:
	2017	2016
Three months ended
March 31	$17.2	$12.7
June 30	32.4	27.3
September 30	8.6	8.4
Total year-to-date	$58.2	$48.4
(2)    Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2017	2016
Three months ended
March 31	$(1.0)	$(2.0)
June 30	(0.6)	(1.6)
September 30	(0.5)	(0.7)
Total year-to-date	$(2.1)	$(4.3)

For the three month period ended September 30, 2017, the Company's benefits, claims and settlement expenses decreased $0.8 million, or 0.6%, compared to the prior year period.

For the nine month period ended September 30, 2017, the Company's benefits, claims and settlement expenses increased $41.3 million or 10.2%, compared to the prior year period primarily reflecting elevated catastrophe losses and non-catastrophe weather-related losses in Property and Casualty that occurred in the first half of the year.

For the nine month period ended September 30, 2017, the favorable development of prior years’ Property and Casualty reserves of $2.1 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate. At September 30, 2017, the favorable development was predominantly the result of favorable severity trends in the homeowners loss emergence for accident years 2015 and prior.

For the nine month period ended September 30, 2016, the favorable development of prior years’ Property and Casualty reserves of $4.3 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate. At September 30, 2016, the favorable development was predominantly the result of favorable severity trends in the homeowners loss emergence for accident years 2014 and prior.

For the nine month period ended September 30, 2017, the automobile loss ratio of 80.1% increased by 0.8 points compared to the prior year period, including (1) the impact of catastrophe costs that resulted in a 0.3 point increase and (2) the impacts of higher current accident year non-catastrophe weather-related losses. The homeowners loss ratio of 79.2% for the nine month period ended September 30, 2017, increased 12.5 points compared to the prior year period, including current accident year catastrophe and non-catastrophe weather-related loss experience as well as development of prior years’ reserves that had 1.4 points less favorable impact in the current year. Catastrophe costs represented 30.9 points of the homeowners loss ratio for the current period compared to 25.9 points for the prior year period.

Interest Credited to Policyholders

($ in millions)	Three Months Ended September 30,		Change From Prior Year		Nine Months Ended September 30,		Change From Prior Year
	2017	2016	Percent	Amount	2017	2016	Percent	Amount
Retirement (annuity)	$38.8	$37.4	3.7%	$1.4	$114.4	$109.4	4.6%	$5.0
Life	11.3	11.2	0.9%	0.1	33.8	33.5	0.9%	0.3
Total	$50.1	$48.6	3.1%	$1.5	$148.2	$142.9	3.7%	$5.3

For the nine month period ended September 30, 2017, interest credited in the Retirement segment increased 4.6% compared to the prior year period reflecting a 5.1% increase in average accumulated fixed deposits, at an average crediting rate of 3.5%.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The nine month 2017 annualized net interest spread on fixed annuity assets was 188 basis points, a decrease of 7 basis points compared to the prior year period.

As of September 30, 2017, fixed annuity account values totaled $4.6 billion, including $4.3 billion of deferred annuities. As shown in the table below, for approximately 86.7%, or $3.8 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business is invested in fixed maturity securities.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $467 million of the Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement segment net investment income by approximately $1.8 million in year one and $5.4 million in year two, further reducing the net interest spread by approximately 4 basis points and 11 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on deferred policy acquisition costs as of September 30, 2017 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.30 million and $0.40 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

($ in millions)	September 30, 2017
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (“AV”)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	24.9%	$1,083.8	51.3%	14.7%	$556.5
Equal to 2% but less than 3%	7.1	307.4	83.0%	6.8	255.1
Equal to 3% but less than 4%	14.1	614.0	99.9%	16.3	613.4
Equal to 4% but less than 5%	52.6	2,288.7	100.0%	60.7	2,288.7
5% or higher	1.3	55.4	100.0%	1.5	55.4
Total	100.0%	$4,349.3	86.7%	100.0%	$3,769.1

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and other factors discussed herein.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $24.2 million for the three month period ended September 30, 2017, comparable to the $24.5 million for the prior year period. For Retirement, the unlocking of deferred policy acquisition costs (“unlocking”) resulted in a $0.7 million decrease in amortization for the three month period ended September 30, 2017 as compared to a $0.1 million decrease in amortization in the prior year period.

Amortized policy acquisition expenses were $73.9 million for the nine month period ended September 30, 2017 compared to $73.1 million for the prior year period. The increase was largely attributable to increased written premium in Property and Casualty. For Retirement, unlocking resulted in a $0.7 million favorable change in amortization for the nine month period ended September 30, 2017 as compared to the prior year period.

Operating Expenses

For the three month period ended September 30, 2017, operating expenses of $44.2 million were comparable to the prior year period as the current period benefitted from decreases in incentive compensation accruals as well as lower employee medical costs.

For the nine month period ended September 30, 2017, operating expenses of $139.1 million increased $8.5 million, or 6.5%, compared to the prior year period, consistent with management’s expectations as the Company makes expenditures supporting targeted strategies in product, distribution and infrastructure which are intended to enhance the overall customer experience, increase sales and support favorable policy retention and business cross-sale ratios.

The Property and Casualty expense ratio of 26.7% for the nine month period ended September 30, 2017 was slightly below the prior year period.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 17.6% and 26.6% for the nine month periods ended September 30, 2017 and 2016, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 12.5% and 7.4% for the nine month periods ended September 30, 2017 and 2016, respectively. Further, the adoption of a new accounting standard for employee share-based payments on January 1, 2017 reduced the effective income tax rate by 5.3% for the nine month period ended September 30, 2017. The new accounting standard requires that the entire excess tax benefit/deficiency from employee share-based payments be recognized in the income statement rather than allocating the excess tax benefit/deficiency between the equity section of the balance sheet and the income statement.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At September 30, 2017, the Company’s federal income tax returns for years prior to 2014 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three month period ended September 30, 2017, the Company’s net income of $26.5 million decreased $0.4 million compared to the prior year period. For the nine month period ended September 30, 2017, the Company's net income of $44.1 million decreased $19.8 million reflecting a record level of catastrophe losses as well as elevated non-catastrophe weather-related losses that occurred in the first half of the year. Additional detail is included in the “Executive Summary” at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

($ in millions)	Three Months Ended September 30,		Change From Prior Year		Nine Months Ended September 30,		Change From Prior Year
	2017	2016	Percent	Amount	2017	2016	Percent	Amount
Analysis of net income (loss) by segment:
Property and Casualty	$13.4	$6.7	100.0%	$6.7	$2.2	$16.0	-86.3%	$(13.8)
Retirement	13.6	15.7	-13.4%	(2.1)	36.9	39.3	-6.1%	(2.4)
Life	4.8	4.6	4.3%	0.2	14.3	13.1	9.2%	1.2
Corporate and Other (1)	(5.3)	(0.1)	N.M.	(5.2)	(9.3)	(4.5)	106.7%	(4.8)
Net income	$26.5	$26.9	-1.5%	$(0.4)	$44.1	$63.9	-31.0%	$(19.8)

Effect of catastrophe costs, after tax, included above	$(5.6)	$(5.5)	1.8%	$(0.1)	$(37.8)	$(31.5)	20.0%	$(6.3)
Effect of net realized investment gains (losses), after tax, included above	$(2.2)	$2.7	N.M.	$(4.9)	$(0.8)	$3.8	-121.1%	$(4.6)

Diluted:
Net income per share	$0.64	$0.65	-1.5%	$(0.01)	$1.06	$1.55	-31.6%	$(0.49)
Weighted average number of common and common equivalent shares (in millions)	41.6	41.3	0.7%	0.3	41.5	41.4	0.2%	0.1

Property and casualty combined ratio:
Total	95.8%	101.5%	-	-5.7 pts	106.5%	102.4%	-	4.1 pts
Effect of catastrophe costs, included above	5.3%	5.3%	-	0 pts	12.0%	10.5%	-	1.5 pts
Effect of prior years’ reserve development, included above	-0.3%	-0.4%	-	0.1 pts	-0.4%	-0.9%	-	0.5 pts

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

As described in footnote (1) to the table above, the Corporate and Other segment reflects corporate-level transactions. Of those transactions, net realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the nine month period ended September 30, 2017, net realized investment gains after tax were $0.8 million, compared to net realized investment gains after tax of $3.8 million for the prior year period.

Return on average shareholders’ equity based on net income was 4.7% and 6.3% for the trailing 12 month periods ended September 30, 2017 and 2016, respectively.

Outlook for 2017

At the time of this Quarterly Report on Form 10-Q, management estimates that 2017 full year net income before net realized investment gains and losses will be within a range of $1.45 to $1.65 per diluted share. Within Property and Casualty, this projection incorporates the elevated catastrophe losses and non-catastrophe weather-related losses during the first half of 2017, with estimates for weather-related losses for the second half of the year returning to historic averages. The full year auto underlying combined ratio is anticipated to be similar to 2016 and the full year property combined ratio, including catastrophe losses, is anticipated to be slightly below 100%. Net income for Retirement will continue to be impacted by the prolonged low interest rate environment and the interest spread is anticipated to grade down to the low 180s. The Company expects to invest approximately $0.10 per diluted share in Retirement related to the Company's strategic initiatives in product, distribution and infrastructure. Life mortality experience was more favorable than anticipated for the first half of 2017, however, Life net income for the full year is expected to be comparable to 2016, due to a return to higher mortality levels and net investment income pressure. As a result of the continued low interest rate environment, management anticipates the Company’s overall portfolio yield to decline by approximately 10 basis points over the course of 2017, impacting each of the three operating segments. In addition to the segment-specific factors, the Company’s initiatives for customer service and infrastructure improvements, as well as enhanced programs and training for the Company’s agency force, all intended to enhance the overall customer experience and support further improvement in policy retention, sales and business cross-sell ratios, will continue and result in a moderate increase in expense levels compared to 2016.

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

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2017 and 2016, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the nine month period ended September 30, 2017, net cash provided by operating activities increased compared to the same period in 2016, largely due to an increase in Premiums collected and Investment income collected in the current period.

Payments of principal and interest on debt, dividends to shareholders and parent company operating expenses are largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2017 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $91.0 million, of which $44.9 million was paid during the nine month period ended September 30, 2017. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in “Notes to Consolidated Financial Statements -- Note 10 -- Statutory Information and Restrictions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company’s annuity business produced net negative cash flows in the first nine months of 2017. For the nine month period ended September 30, 2017, receipts from annuity contracts decreased $43.0 million, or 11.0%, compared to the prior year period, as described in “Results of Operations -- Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $54.6 million, or 22.7%, compared to the prior year period. During the nine month period ended September 30, 2017, financing activities included an increase of $77.9 million attributable to fixed account withdrawals due to the transfer of all the Company's 401(k) assets to a third-party provider.

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

The total capital of the Company was $1,637.8 million at September 30, 2017, including $247.4 million of long-term debt and no short-term debt outstanding. Total debt represented 17.9% of total capital excluding net unrealized investment gains and losses (15.1% including net unrealized investment gains and losses) at September 30, 2017, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,390.4 million at September 30, 2017, including a net unrealized investment gain in the Company’s investment portfolio of $255.7 million after taxes and the related impact of deferred policy acquisition costs associated with investment contracts and life insurance products with account values. The market value of the Company’s common stock and the market value per share were $1,600.0 million and $39.35, respectively, at September 30, 2017. Book value per share was $34.20 at September 30, 2017 ($27.91 excluding the net unrealized investment gain*).

Additional information regarding the net unrealized investment gain in the Company’s investment portfolio at September 30, 2017 is included in “Results of Operations -- Net Realized Investment Gains and Losses (Pretax)”.

Total shareholder dividends were $34.6 million for the nine month period ended September 30, 2017. In March, May and September 2017, the Board of Directors announced regular quarterly dividends of $0.275 per share.

For the nine month period ended September 30, 2017, the Company repurchased 48,440 shares of its common stock, or 0.1% of the outstanding shares at December 31, 2016, at an aggregate cost of $1.7 million, or an average price per share of $34.26 under its share repurchase program, which is further described in “Notes to Consolidated Financial Statements -- Note 9 -- Shareholders’ Equity and Common Stock Equivalents” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As of September 30, 2017, $27.8 million remained authorized for future share repurchases under the repurchase program.

As of September 30, 2017, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (“Senior Notes due 2025”), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the “Notes to Consolidated Financial Statements -- Note 7 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of September 30, 2017, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2017.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the Securities and Exchange Commission on March 12, 2015. The registration statement, which registered the offer and sale by the Company from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 12, 2015. Unless withdrawn by the Company earlier, this registration statement will remain effective through March 12, 2018. The Senior Notes due 2025, described above, were issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q.

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

Assigned ratings as of October 31, 2017 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s Property and Casualty insurance subsidiaries and the Company’s principal Life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings		Debt Ratings
	(Outlook)		(Outlook)
As of October 31, 2017
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

Item 4:   Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2017 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On December 7, 2011, the Company’s Board of Directors (the “Board”) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the “2011 Plan”). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three month period ended September 30, 2017, the Company repurchased shares of HMEC common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

July 1 - 31	—	—	—	$29.5 million
August 1 - 31	—	—	—	$29.5 million
September 1 - 30	48,440	$34.26	48,440	$27.8 million
Total	48,440	$34.26	48,440	$27.8 million

Item 5:   Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three month period ended September 30, 2017 which has not been filed with the Securities and Exchange Commission.

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

10.7*
Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 8, 2017.

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

10.9(a)*
Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.9(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 8, 2017.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 8, 2017.

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

10.11(b)*
HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 8, 2017.

(11) Statement regarding computation of per share earnings.

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 8, 2017	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 8, 2017	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	November 8, 2017	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Vice President, Controller and
Principal Accounting Officer