Form 10-K
period 2017-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2018-03-01
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   X   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes        No   X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company,"and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer       X      Accelerated filer
Non-accelerated filer              Smaller reporting company
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No   X

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2017, was $1,509.3 million.

As of February 15, 2018, the registrant had 40,780,247 shares of Common Stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

HORACE MANN EDUCATORS CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2017

PART I

ITEM 1.    Business

Measures within this Annual Report on Form 10-K that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked by an asterisk (*). An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with United States of America (U.S.) generally accepted accounting principles (GAAP) in the Appendix to the Company's Investor Supplement.

Forward-looking Information

It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. Risk Factors and in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking Information.

Overview and Available Information

Horace Mann Educators Corporation (HMEC; and together with its subsidiaries, the Company or Horace Mann) is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty (primarily personal lines of automobile and property) insurance, retirement products (primarily tax-qualified annuities) and life insurance in the U.S. HMEC's principal insurance subsidiaries are Horace Mann Life Insurance Company (HMLIC), Horace Mann Insurance Company (HMIC), Horace Mann Property & Casualty Insurance Company (HMPCIC) and Teachers Insurance Company (TIC), each of which is an Illinois corporation, and Horace Mann Lloyds (HM Lloyds), an insurance company domiciled in Texas.

Founded by Educators for Educators®, the Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families. The Company's nearly one million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on retirement, security, savings and primary insurance needs. Management believes that Horace Mann is the largest national multi-line insurance company focused on the nation's educators as its primary market.

Horace Mann markets and services its products primarily through a dedicated sales force of full-time Exclusive Distributors supported by the Company's Customer Contact Center. These agents sell Horace Mann's products and limited additional third-party vendor products. Some of these agents are former educators or individuals with close ties to the educational community who utilize their contacts within, and knowledge of, the target market. This dedicated agent sales force is supplemented by an independent agent distribution channel for the Company's retirement products.

The Company's insurance premiums written and contract deposits* for the year ended December 31, 2017 were $1.2 billion and net income was $169.4 million. The Company's total assets were $11.2 billion at December 31, 2017. The Company's investment portfolio had an aggregate fair value of $8.4 billion at December 31, 2017 and consisted principally of investment grade, publicly traded fixed maturity securities.

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: Property and Casualty, Retirement and Life. The Company does not allocate the impact of corporate-level transactions to the operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. Property and Casualty, Retirement, and Life accounted for 54.0%, 36.9% and 9.1%, respectively, of the Company's insurance premiums written and contract deposits for the year ended December 31, 2017.

The Company is one of the largest participants in the K-12 educator portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company's 403(b) tax-qualified annuities are voluntarily purchased by individuals employed by public school systems or other tax-exempt organizations through the employee benefit plans of those entities. The Company has 403(b) payroll deduction capabilities utilized by approximately 30% of the 13,600 public school districts in the U.S.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge through the Investors section of the Company's Internet website, www.horacemann.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The EDGAR filings of such reports are also available at the SEC's website, www.sec.gov.

Also available in the Investors section of the Company's website are its corporate governance principles, code of conduct and code of ethics as well as the charters of the HMEC Board of Director's (Board) Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee, and Nominating and Governance Committee. Copies also may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, Springfield, Illinois 62715-0001.

On August 8, 2017, the Chief Executive Officer (CEO) of HMEC submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (NYSE) without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2016, the CEO and Chief Financial Officer (CFO) certifications required under Section 302 of the Sarbanes-Oxley Act.

History

The Company's business was founded in Springfield, Illinois in 1945 by two school teachers to sell automobile insurance to other teachers within Illinois. The Company expanded its business to other states and broadened its product line to include life insurance in 1949, 403(b) tax-qualified retirement annuities in 1961 and property insurance in 1965. In November 1991, HMEC completed an initial public offering of its common stock. The common stock is traded on the NYSE under the symbol HMN.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with GAAP. The consolidated financial statements of the Company for each of the years in the five year period ended December 31, 2017 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	($ in millions, except per share data)
Statement of Operations Data:
Insurance premiums and contract charges earned	$794.7	$759.1	$731.9	$715.8	$690.9
Net investment income	373.6	361.2	332.6	329.8	313.6
Net realized investment gains (losses)	(3.4)	4.1	12.7	10.9	22.2
Total revenues	1,171.5	1,128.9	1,080.4	1,060.7	1,031.2
Interest expense	11.9	11.8	13.1	14.2	14.2
Income before income taxes	88.7	114.2	129.5	146.1	154.1
Net income	169.4	83.8	93.5	104.2	110.9
Ratio of earnings to fixed charges (1)	1.4x	1.6x	1.7x	1.8x	1.8x

Per Share Data (2):
Net income per share
Basic	$4.10	$2.04	$2.23	$2.50	$2.75
Diluted	$4.08	$2.02	$2.20	$2.47	$2.66
Shares of Common Stock (in millions)
Weighted average - basic	41.4	41.2	41.9	41.6	40.4
Weighted average - diluted	41.6	41.5	42.4	42.2	41.6
Ending outstanding	40.7	40.2	40.6	40.9	40.5
Cash dividends per share	$1.10	$1.06	$1.00	$0.92	$0.78
Book value per share	$36.88	$32.15	$31.18	$32.65	$27.14

Balance Sheet Data, at Year End:
Total investments	$8,352.3	$7,999.3	$7,648.0	$7,403.5	$6,539.5
Total assets	11,198.3	10,576.8	10,057.0	9,768.4	8,826.3
Total policy liabilities	6,182.0	6,024.1	5,683.4	5,351.5	5,029.2
Short-term debt	—	—	—	38.0	38.0
Long-term debt	297.5	247.2	247.0	199.8	199.5
Total shareholders' equity	1,501.6	1,294.0	1,264.7	1,336.5	1,099.3

Segment Information (3):
Insurance premiums written and contract deposits
Property and Casualty	$662.8	$634.3	$605.8	$584.4	$570.4
Retirement	453.1	520.2	548.0	480.6	423.0
Life	111.2	108.0	102.7	102.7	100.8
Total	1,227.1	1,262.5	1,256.5	1,167.7	1,094.2
Net income (loss)
Property and Casualty	17.8	25.6	40.0	46.9	44.4
Retirement	88.4	50.7	43.4	45.3	44.7
Life	77.6	16.6	15.0	17.5	20.4
Corporate and Other (4)	(14.4)	(9.1)	(4.9)	(5.5)	1.4
Total	169.4	83.8	93.5	104.2	110.9

(1)
For the purpose of determining the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and fixed charges, and "fixed charges" consist of interest expense (including amortization of debt issuance costs) and interest credited to policyholders on investment contracts and life insurance products with account values.

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

(3)	Information regarding assets by segment at December 31, 2017, 2016 and 2015 is contained in Notes to Consolidated Financial Statements — Note 14 — Segment Information.

(4)
The Corporate and Other segment primarily includes interest expense on debt, the impact of net realized investment gains and losses, corporate debt retirement costs, and certain public company expenses.

Corporate Strategy and Marketing

The Horace Mann Value Proposition

The Horace Mann Value Proposition articulates the Company's overarching strategy and business purpose to provide lifelong financial well-being for educators and their families through personalized service, advice, and a full range of tailored insurance and financial products.

Target Market

Management believes that Horace Mann is the largest national multi-line insurance company focused on the nation's educators as its primary market. The Company's target market consists primarily of K-12 teachers, administrators and other employees of public schools and their families located throughout the U.S. The U.S. Department of Education estimates that there are approximately 6.2 million teachers, school administrators and education support personnel in public schools in the U.S.; approximately 3.1 million of these individuals are elementary and secondary teachers.

Distribution Strategy

In addition to the Company's traditional exclusive agency force, Horace Mann continues to build complementary distribution channels (i.e., on-line quoting, direct sales channel, and institutional business to business). These various channels allow customers to access Horace Mann how they choose. The Company believes that its customers will need expert advice at the point of sale at some point in their lifetime, and they will choose the advice of a trusted advisor.

Dedicated Agency Force

A cornerstone of Horace Mann's marketing strategy is its dedicated sales force of agents, supported by the Company's Customer Contact Center. As of December 31, 2017, the Company had a combined total of 694 Exclusive Distributors. Approximately 72.1% of the appointed agents are licensed by the Financial Industry Regulatory Authority, Inc. (FINRA) to sell variable annuities and variable universal life policies. Some individuals in the agency force were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company's dedicated agents are under contract to market only the Company's products and limited additional third-party vendor products. Collectively, the Company's principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

The Company's dedicated agency force operates in its Agency Business Model (ABM), consisting of Exclusive Agencies as well as a limited number of Employee Agents. The Company's Exclusive Agent (EA) agreement is designed to place agents in the position to become business owners in their marketing territories and invest their own capital to grow their agencies. Exclusive Agents are non-employee, independent contractors. The Company provides ongoing training and support to agents regarding the Company's products, as well as to further embed repeatable processes and fully maximize the potential of its ABM.

Distribution Options

To complement and extend the reach of the Company's agency force and to more fully utilize its approved payroll slots in school systems across the country, the Company has utilized a network of independent agents to distribute the Company's products including 403(b) tax-qualified annuities. In addition to serving educators in areas where the Company does not have dedicated agents, the independent agents complement the annuity capabilities of the Company's agency force in under-penetrated areas. Effective January 1, 2018, the Company is allowing the independent agents to service their legacy books of annuity business, but the Company has ceased expansion of those books of annuity business for new customers. However, the Company may consider future use of this channel. During 2017, collected contract deposits from this distribution channel were $31.7 million. Combined with business from the Company's dedicated agency force, total annuity collected contract deposits were $453.1 million for the year ended December 31, 2017.

Geographic Composition of Business

The Company's business is geographically diversified. For the year ended December 31, 2017, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 8.0%; Texas, 7.0%; North Carolina, 6.5%; Minnesota, 5.8%; and Florida, 5.4%.

HMEC's Property and Casualty subsidiaries are licensed to write business in 48 states and the District of Columbia. The following table shows the Company's top ten Property and Casualty states based on total direct premiums.

Property and Casualty Segment Top Ten States
($ in millions)

	Property and Casualty Segment
	2017 Direct Premiums (1)	Percent of Total
State
California	$70.6	10.5%
Texas	56.1	8.4
North Carolina	46.9	7.0
Minnesota	39.7	5.9
Florida	36.2	5.4
South Carolina	33.3	5.0
Louisiana	32.0	4.8
Georgia	29.6	4.4
Pennsylvania	23.1	3.4
Colorado	19.7	2.9
Total of top ten states	387.2	57.7
All other areas	283.3	42.3
Total direct premiums	$670.5	100.0%

(1)	Defined as earned premiums before reinsurance as determined under statutory accounting principles.

HMEC's principal life insurance subsidiary is licensed to write business in 48 states and the District of Columbia. The following table shows the Company's top ten combined Life and Retirement states based on total direct premiums and contract deposits.

Combined Life and Retirement Segments Top Ten States
($ in millions)

	2017 Direct Premiums and Contract Deposits (1)	Percent of Total
State
South Carolina	$34.0	6.0%
Pennsylvania	33.8	5.9
North Carolina	33.4	5.9
Minnesota	32.1	5.6
Florida	31.2	5.5
Texas	30.4	5.3
Illinois	30.4	5.3
California	28.0	4.9
Indiana	27.7	4.9
Virginia	27.0	4.7
Total of top ten states	308.0	54.0
All other areas	262.0	46.0
Total direct premiums	$570.0	100.0%

(1)	Defined as collected premiums before reinsurance as determined under statutory accounting principles.

National, State and Local Education Associations

The Company has established relationships with a number of educator groups throughout the U.S. These groups include the National Education Association (NEA); The NEA Foundation; the Association of School Business Officials International (ASBO); and various school administrator and principal associations such as the American Association of School Administrators (AASA), the School Superintendents Association; the National Association of Elementary School Principals (NAESP); and the National Association of Secondary School Principals (NASSP). The Company does not pay these groups any consideration in exchange for endorsement of the Company or its products. Depending on the organization, the Company does pay for certain marketing agreements, special functions and advertising.

In recent years, the Company has developed relationships and programs to align its agents with school districts in a business to business relationship. In addition to working relationships, Horace Mann has strategic alliances with AASA and ASBO, as well as ASBO's state and regional affiliates. The Company holds an annual meeting with selected ASBO members to gain feedback on a variety of school district programs.

The Company has had its longest relationship with NEA, the nation's largest confederation of state and local teachers' associations, and many of the state and local education associations affiliated with NEA. NEA has approximately 3.2 million members. A number of state and local associations affiliated with NEA endorse various insurance products and services of the Company and its competitors.

Support of Educator Programs

The Company's agents conduct state-specific State Teacher Retirement System Workshops in addition to Financial Success Workshops designed to help educators gain or increase their financial literacy. In addition, the Company offers services and products to school districts that help meet the needs of educators including payroll deduction options for individual insurance products, group life insurance and Section 125 programs. To help districts determine what programs meet their needs, the Company has developed an Employer Benefit Review Service and conducts workshops for school business officials.

Along with differentiating value-added product features, the Company has a number of programs that demonstrate its commitment to the educator profession, while also further distinguishing Horace Mann from competitors within the K-12 educator market. Examples of these programs include: the NEA Foundation's Horace Mann Awards for Teaching Excellence honoring 5 national finalists; Horace Mann is a national sponsor of DonorsChoose.org, an online, not-for-profit organization that connects corporate and individual donors to teachers with classroom projects in need of funding; Horace Mann sponsors ASBO's Certified Administrator of School Finance and Operations® (SFO®) certification program; and Horace Mann is a sponsor of the AASA National Superintendent Certification Program and AASA's National Conference on Education.

Property and Casualty Segment

Property and Casualty represented 54.0% of the Company's consolidated insurance premiums written and contract deposits in 2017.

The primary Property and Casualty product offered by the Company is private passenger automobile insurance, which in 2017 represented 36.7% of the Company's total insurance premiums written and contract deposits and 68.0% of Property and Casualty net written premiums. As of December 31, 2017, the Company had approximately 479,000 automobile policies in force. The Company's automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2017, property insurance represented 17.3% of the Company's total insurance premiums written and contract deposits and 32.0% of Property and Casualty net written premiums. As of December 31, 2017, the Company had approximately 216,000 property policies in force. The Company insures primarily residential homes.

The Company has programs in a majority of states to provide higher-risk automobile and property coverages, as well as a number of other insurance coverages, with third-party vendors underwriting and bearing the risk of such insurance and the Company receiving commissions on the sales. Similarly, the Company has increased its offering of third-party vendor products in many areas to include coverage for small business owners and classic/collector automobiles to meet those aspects of an educator's needs.

Selected Historical Financial Information for the Property and Casualty Segment

The following table provides certain financial information for the Property and Casualty segment for the periods indicated.

Property and Casualty Segment
Selected Historical Financial Information
($ in millions)

	Year Ended December 31,
	2017	2016	2015
Financial Data:
Insurance premiums written	$662.8	$634.3	$605.8
Insurance premiums earned	648.3	620.5	596.0
Net investment income	36.2	39.0	33.5
Income before income taxes	14.5	30.3	51.3
Net income	17.8	25.6	40.0
Catastrophe costs, pretax*	61.8	60.0	44.4

Operating Statistics:
Loss and loss adjustment expense ratio	76.6%	74.8%	70.5%
Expense ratio	26.7%	26.7%	26.5%
Combined loss and expense ratio	103.3%	101.5%	97.0%
Effect of catastrophe costs on the combined ratio*	9.5%	9.7%	7.4%

Automobile and Property:
Insurance premiums written
Automobile	$450.7	$425.9	$402.2
Property	211.7	208.2	203.4
Insurance premiums earned
Automobile	438.0	414.3	393.6
Property	210.0	206.0	202.2
Policies in force (in thousands)
Automobile	479	485	487
Property	216	220	224
Total	695	705	711

Catastrophe Costs (Pretax)

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before income tax benefits for the Company for the last ten years are shown in the following table.

Catastrophe Costs
($ in millions)

The
Year Ended December 31,	Company (1)

2017	$61.8
2016	60.0
2015	44.4
2014	37.5
2013	40.2
2012	43.3
2011	86.0
2010	49.2
2009	33.1
2008	73.9

(1)
Net of reinsurance and before income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums; excludes unallocated loss adjustment expenses. The Company's individually significant catastrophe losses net of reinsurance were as follows:

2017 -
Hail, tornadoes, wind events in February and March were $11.0 million; wind, hail, tornado event in May in Colorado primarily was $8.8 million; wind and hail event in June in Minnesota primarily was $8.0 million; wind, hail, tornado event in June in the Midwest was $3.8 million; Hurricane Harvey was $5.0 million; Hurricane Irma was $2.5 million; California wildfires in October and December were $1.3 million; other weather events throughout the year were each less than $3.0 million.

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

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company's claims and claim adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses.

Impact of Catastrophe Losses
($ in millions)

	Year Ended December 31,
	2017	2016	2015

Claims and claim expenses incurred (1)	$496.3	$464.1	$420.3
Deduct: amount attributable to catastrophes (2)	61.8	60.0	44.4
Excluding catastrophes (1)	$434.5	$404.1	$375.9

Claims and claim expense payments	$481.1	$468.8	$436.4
Deduct: amount attributable to catastrophes (2)	65.6	62.0	44.6
Excluding catastrophes	$415.5	$406.8	$391.8

(1)	Includes the impact of development of prior years' reserves as quantified in Property and Casualty Reserves.

(2)	Net of reinsurance and before income tax benefits. Includes allocated loss adjustment expenses; excludes unallocated loss adjustment expenses.

Property and Casualty Reserves

Property and Casualty unpaid claims and claim expenses (loss reserves) represent management's estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The Company calculates and records a single best estimate of the reserve as of each reporting date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate Property and Casualty reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending Property and Casualty insurance claims and claim expense reserves and reserve development recorded in each of the three years ended December 31, 2017, see Notes to Consolidated Financial Statements — Note 5 — Property and Casualty Unpaid Claims and Claim Expenses, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Liabilities for Property and Casualty Claims and Claim Expenses and Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2017 — Benefits, Claims and Settlement Expenses.

All of the Company's reserves for Property and Casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. Due to the nature of the Company's personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmentally related items such as mold.

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Past due reinsurance recoverables as of December 31, 2017 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2017, the Company's catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (FHCF). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25.0 million per occurrence up to $90.0 million per occurrence and 100% coverage for catastrophe losses above $90.0 million per occurrence up to $175.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million. The Company's 2018 catastrophe excess of loss coverage is unchanged from 2017.

The Company has not joined the California Earthquake Authority (CEA). The Company's exposure to losses from earthquakes is managed through its underwriting standards, its earthquake policy coverage limits and deductible levels, and the geographic distribution of its business, as well as its reinsurance program. After reviewing the exposure to earthquake losses from the Company's own policies and from what it would be with participation in the CEA, including estimated start-up and ongoing costs related to CEA participation, management believes it is in the Company's best economic interest to offer earthquake coverage directly to its property policyholders.

For liability coverages, in 2017 the Company reinsured each loss above a retention of $1.0 million up to $5.0 million on a per occurrence basis and $20.0 million in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) The Company's 2018 liability coverages are unchanged from 2017.

For property coverages, in 2017 the Company reinsured each loss above a retention of $1.0 million up to $5.0 million on a per risk basis, including catastrophe losses. Also, the Company could submit to the reinsurers two per risk losses from the same occurrence for a total of $8.0 million of property recovery in any one event. The Company's 2018 property coverages are unchanged from 2017.

The following table identifies the Company's most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (A.M. Best) and Standard & Poor's Financial Services LLC (S&P) as of January 1, 2018. No other single reinsurer's percentage participation in 2018 or 2017 exceeds 5%.

Property Catastrophe First Event Excess of Loss
Reinsurance Participants In Excess of 5%

A.M. Best	S&P			Participation
Rating	Rating	Reinsurer	Parent	2018	2017

A	A+	Lloyd's of London Syndicates		31%	33%
NR	AA-	R+V Versicherung AG	DZ BANK AG	8%	8%
A+	AA-	Swiss Re Underwriters Agency, Inc	Swiss Re Ltd	7%	10%
A+	AA-	SCOR Global P&C SE	SCOR SE	7%	7%

NR - Not rated.

For 2018 and 2017, property catastrophe reinsurers representing 100% and 92%, respectively, of the Company's total reinsured catastrophe coverage were rated A- (Excellent) or above by A.M. Best with the remaining percentages provided by a reinsurer rated AA- by S&P but not formally followed by A.M. Best.

Retirement Segment

Educators in the Company's target market continue to benefit from the provisions of Section 403(b) of the Internal Revenue Code (Code) which began in 1961. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to utilize pretax income to make periodic contributions to a qualified retirement plan. (Also see Regulation — Regulation at Federal Level.) The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the K-12 educator portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has 403(b) payroll deduction capabilities utilized by approximately 30% of the 13,600 public school districts in the U.S. Approximately 55.8% of the Company's new annuity contract deposits in 2017 were for 403(b) tax-qualified annuities; approximately 62.1% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2017, annuities represented 36.9% of the Company's consolidated insurance premiums written and contract deposits.

The Company markets both fixed and variable annuity contracts, primarily on a tax-qualified basis. Fixed only annuities provide a guarantee of principal and a guaranteed minimum rate of return. These contracts are backed by the Company's general account investments. The Company bears the investment risk associated with the investments and may change the declared interest rate on these contracts subject to contract guarantees. The Company also offers fixed indexed annuity (FIA) products with interest crediting strategies linked to the S&P's 500 Index and the Dow Jones Industrial Average (DJIA). These products are fixed annuities with a guaranteed minimum interest rate, as described above, plus a contingent return based on equity market performance. The Company purchases call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the indexed products.

Variable annuities combine a fixed account option with equity- and bond-linked sub-account options. In general, the contractholders bear the investment risk related to the variable annuity sub-accounts and may change their allocation between the guaranteed interest rate fixed account and the wide range of variable investment options at any time. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, contractholders are able to choose the investment mix that matches their personal risk tolerance and retirement goals. The Company's sub-account options also include both lifecycle funds and asset allocation funds. These all-purpose funds have assets allocated among multiple investment classes within each fund based on a specific targeted retirement date or risk tolerance.

Variable annuity contracts with a guaranteed minimum death benefit (GMDB) provide an additional benefit if the contractholder dies and the contract value is less than a contractually defined amount. The Company has a relatively low exposure to GMDB risk as 29.4% of contract values have no guarantee; 64.7% have only a return of premium guarantee; and only 5.9% have a guarantee of premium roll-up at an annual rate of 3.5% or 5.0%.

As of December 31, 2017, the Company had 105 variable sub-account options including funds managed by some of the best-known names in the mutual fund industry, such as AllianceBernstein, American Funds, Ariel, BlackRock, Calvert, Davis, Dreyfus, Fidelity, Goldman Sachs, JPMorgan, Lord Abbett, MFS, Neuberger Berman, Putnam, T. Rowe Price, Vanguard, Wells Fargo and Wilshire, offering the Company's customers multiple investment options to address their personal investment objectives and risk tolerance. These funds have been selected with the assistance of Wilshire Associates, the Company's fund advisor, which provides oversight and input to fund manager additions and replacements. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2017 was $6.8 billion.

In 2017, the Company introduced the Personal Retirement Planner (PRP) annuity series, replacing its previous individual annuity lineup. The PRP series includes a flexible premium deferred variable annuity, a flexible premium deferred fixed indexed annuity, a single premium deferred fixed annuity and a single premium immediate annuity. Consistent across all of these products is the elimination of any surrender charges for early withdrawal. This is supported by a revision in the compensation structure for the Company's Exclusive Distributors which pays them a consistent level percentage of account value each year in lieu of paying commissions up front on each deposit. The two fixed deferred annuity products each contain a market value adjustment clause to help mitigate disintermediation risk. The variable annuity offers a wide array of variable sub-accounts that are devoid of any revenue sharing or 12b-1 fees to provide greater fee transparency. The single premium deferred fixed annuity allows the customer to lock in a fixed interest rate for a single lump sum payment for a period of 5, 7 or 10 years. FIA provides an opportunity for potentially greater credited interest over the long term than traditional fixed rate annuities by linking the credited interest rates to changes in a market index.

In addition to variable annuities, the Company has launched the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans. This platform combines a wide array of mutual funds integrated with a group unallocated fixed annuity stable value fund. This platform provides the Company with greater flexibility to offer customized 403(b)(7) and other qualified plan solutions to better meet the needs of school districts and other nonprofit plan sponsors.

To further assist registered representatives in delivering the Horace Mann Value Proposition, the Company has entered into third-party vendor agreements with American Funds Distributors, Inc. and Fidelity Distributors Corporation, to market their respective 529 college savings programs, and a brokerage clearing arrangement with Raymond James Financial, Inc. The Company also markets 403(b)(7) tax deferred mutual fund investment programs and a minimal amount of FIA products through third-party vendor agreements. Third-party vendors underwrite these accounts or contracts and the Company receives fees on the sales of these products. In addition, the Company's Investment Advisor Representatives offer investment management portfolios managed by unaffiliated registered investment advisors.

Selected Historical Financial Information for the Retirement Segment

The following table provides certain information for the Retirement segment for the periods indicated.

Retirement Segment
Selected Historical Financial Information
($ in millions, unless otherwise indicated)

	Year Ended December 31,
	2017	2016	2015
Financial Data:
Contract deposits
Variable	$173.9	$163.6	$174.9
Fixed	279.2	356.6	373.1
Total	453.1	520.2	548.0
Contract charges earned	28.0	24.9	25.4
Net investment income	262.0	249.4	228.4
Net interest margin (without net realized investment gains and losses)	108.5	102.1	89.7
Income before income taxes	69.0	71.0	63.3
Net income	$88.4	$50.7	$43.4

Operating Statistics:
Fixed
Accumulated value	$4,612.0	$4,503.1	$4,197.0
Accumulated value persistency	92.6%	94.6%	94.8%
Variable
Accumulated value	$2,152.0	$1,923.9	$1,800.7
Accumulated value persistency	89.5%	94.7%	94.3%
Number of contracts in force	223,287	219,105	211,071
Average accumulated value (in dollars)	$30,293	$29,333	$28,415
Average annual deposit by contractholders (in dollars)	$2,420	$2,412	$2,381
Annuity contracts terminated due to surrender, death, maturity or other
Number of contracts	8,037	7,482	7,089
Amount	$564.3	$373.2	$343.5
Fixed accumulated value grouped by applicable surrender charge
0%	$2,859.8	$2,650.4	$2,318.9
Greater than 0% but less than 5%	173.3	172.9	171.2
5% and greater but less than 10%	1,436.0	1,525.7	1,542.3
10% and greater	21.6	33.1	44.9
Supplementary contracts with life contingencies not subject to discretionary withdrawal	121.3	121.0	119.7
Total	$4,612.0	$4,503.1	$4,197.0

Life Segment

The Company entered the individual life insurance business in 1949. The Company offers traditional term and whole life insurance products and, from time to time, revises products and product features or develops new products. For instance, the Company offers a discount for educator customers.

Following is a description of some of the products and other features in the Company's life product portfolio. Life by Design is a portfolio of Horace Mann manufactured and branded life insurance products which specifically addresses the financial planning needs of educators. The Life by Design portfolio features individual whole life and individual term products, including 10-, 20- and 30-year level term policies. The Life by Design policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts.

The Company offers a combination product called Life Select that mixes a base of either traditional whole life, 20-pay life or life paid-up at age 65 with a variety of term riders to allow for more flexibility in tailoring the coverage to the customers' varying life insurance needs. Additional products and features are single premium whole life products, as well as a preferred plus underwriting category and $500 thousand and $1 million rate band enhancements for term products. The Company offers Cash Value Term — a term policy that builds cash value while providing the income protection of traditional level term life insurance.

The Company offers an indexed universal life (IUL) product with interest crediting strategies linked to the S&P's 500 Index and the DJIA offering a contingent return based on equity market performance. Along with expanded product offerings, new marketing support tools continue to be introduced to aid the agency force. After December 31, 2006, the Company no longer issues new policies for its Experience Life product, a flexible, adjustable-premium life insurance contract that includes availability of an interest-bearing account.

The Company's traditional term, whole life and group life business in force consists of approximately 145,000 policies, representing approximately $14.0 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $51.3 million as of December 31, 2017. In addition, the Company also had in force approximately 53,000 Experience Life and IUL policies, representing approximately $3.6 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $44.2 million.

In 2017, Life represented 9.1% of the Company's consolidated insurance premiums written and contract deposits.

During 2017, the average face amount of ordinary life insurance policies issued by the Company was approximately $183,000 and the average face amount of all ordinary life insurance policies in force at December 31, 2017 was approximately $103,000.

The maximum individual life insurance risk retained by the Company is $300,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are rated A (Excellent) or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. In 2017, the Company reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. For 2018, the Company's catastrophe risk coverage is unchanged. The Company's life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

Selected Historical Financial Information for the Life Segment

The following table provides certain information for the Life segment for the periods indicated.

Life Segment
Selected Historical Financial Information
($ in millions, unless otherwise indicated)

	Year Ended December 31,
	2017	2016	2015
Financial Data:
Insurance premiums and contract deposits	$111.2	$108.0	$102.7
Insurance premiums and contract charges earned	118.4	113.7	110.5
Net investment income	76.2	73.6	71.6
Income before income taxes	25.7	26.3	22.9
Net income	77.6	16.6	15.0

Operating Statistics:
Life insurance in force
Ordinary life	$16,748	$16,261	$15,589
Group life	816	764	916
Total	$17,564	$17,025	$16,505
Number of policies in force
Ordinary life	162,025	163,056	162,670
Group life	35,864	34,881	39,119
Total	197,889	197,937	201,789
Average face amount in force (in dollars)
Ordinary life	$103,369	$99,726	$95,832
Group life	22,753	21,903	23,416
Total	88,758	86,012	81,793
Lapse ratio (ordinary life insurance in force)	4.9%	4.3%	4.1%
Ordinary life insurance terminated due to death, surrender, lapse or other
Face amount of insurance surrendered or lapsed	$864.0	$674.7	$643.5
Number of policies	6,373	4,951	5,014
Amount of death claims opened	$58.4	$55.9	$58.6
Number of death claims opened	1,618	1,512	1,645

Competition

The Company operates in a highly competitive environment. The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, widespread advertising campaigns, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches compared to the Company. In the Company's target market, management believes that the principal competitive factors in the sale of Property and Casualty's insurance products are overall service, worksite sales and service, price, and name recognition. Management believes that the principal competitive factors in the sale of Retirement's products and Life's insurance are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.

The Company competes in its target market with a number of national providers of personal automobile, property and life insurance such as State Farm, Allstate, Farmers, Liberty Mutual and Nationwide as well as several regional companies. The Company also competes for automobile business with other companies such as GEICO, Progressive and USAA, many of which feature direct marketing distribution.

Among the major national providers of annuities to educators, the Company's competitors for annuity business include The Variable Annuity Life Insurance Company, a subsidiary of American International Group; AXA; Voya Financial, Inc.; Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company; Security Benefit; and Teachers Insurance and Annuity Association – College Retirement Equities Fund. Select mutual fund families and financial planners also compete in this marketplace.

The market for tax-deferred retirement products in the Company's target market has been impacted by the revised Internal Revenue Service (IRS) Section 403(b) regulations, which made the 403(b) market more comparable to the 401(k) market than it was in the past. While this change has and may continue to reduce the number of competitors in this market, it has made the 403(b) market more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business.

Investments

The Company's investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed maturity securities, which are selected to match the anticipated duration of the Company's liabilities. When impairment of the value of an investment is considered other-than-temporary, the decrease in value is recorded and a new cost basis is established. At December 31, 2017, fixed maturity securities represented 92.5% of the Company's total investment portfolio, at fair value. Of the fixed maturity securities portfolio, 96.5% was investment grade and 95.0% was publicly traded. At December 31, 2017, the average quality and average option-adjusted duration of the total fixed maturity securities portfolio were A+ and 5.9 years, respectively. At December 31, 2017, investments in non-investment grade fixed maturity securities represented 3.2% of the total investment portfolio, at fair value.

The Company has separate investment strategies and guidelines for its Property and Casualty, Retirement and Life assets, which recognize different characteristics of the associated insurance liabilities, as well as different tax and regulatory environments. The Company manages interest rate exposure for its portfolios through asset/liability management techniques which attempt to coordinate the duration of the assets with the duration of the insurance policy liabilities. Duration of assets and liabilities will generally differ only because of opportunities to significantly increase yields or because policy values are not interest-sensitive, as is the case in Property and Casualty.

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

The following table presents the carrying values and amortized cost or cost of the Company's investment portfolio.

Investment Portfolio
December 31, 2017
($ in millions)

	Percentage of Total Carrying Value	Carrying Value
		Total	Life and Retirement	Property and Casualty	Amortized Cost or Cost
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. Government and agency obligations, all investment grade (1):
Mortgage-backed securities	8.3%	$696.7	$686.5	$10.2	$669.3
Other, including U.S. Treasury securities	8.8	735.4	727.8	7.6	714.6
Investment grade corporate and public utility bonds	26.0	2,171.6	2,020.2	151.4	2,017.6
Non-investment grade corporate and public utility bonds (2)	1.6	129.6	71.6	58.0	126.4
Investment grade municipal bonds	21.8	1,819.9	1,336.0	483.9	1,643.1
Non-investment grade municipal bonds (2)	0.3	24.1	—	24.1	23.1
Investment grade other mortgage-backed securities (3)	18.8	1,569.8	1,466.4	103.4	1,560.6
Non-investment grade other mortgage-backed securities (2)(3)	0.8	65.5	55.5	10.0	59.3
Foreign government bonds	1.2	102.7	101.3	1.4	96.7
Redeemable preferred stock, all investment grade	0.3	20.4	20.4	—	17.6
Equity securities:
Non-redeemable preferred stocks, all investment grade	0.7	61.5	60.3	1.2	58.6
Common stocks	0.6	53.4	—	53.4	37.7
Closed-end fund	0.2	20.6	20.6	—	20.0
Short-term investments (4)	0.7	62.5	36.4	26.1	62.6
Total publicly traded securities	90.1	7,533.7	6,603.0	930.7	7,107.2
Other Invested Assets:
Investment grade private placements	4.2	349.4	349.4	—	335.8
Non-investment grade private placements (2)	0.5	39.0	39.0	—	38.9
Mortgage loans (5)	0.1	1.3	1.3	—	1.3
Policy loans (5)	1.8	153.6	153.6	—	153.6
Other	3.3	275.3	202.4	72.9	275.3
Total other invested assets	9.9	818.6	745.7	72.9	804.9
Total investments (6)	100.0%	$8,352.3	$7,348.7	$1,003.6	$7,912.1

(1)
Includes $670.2 million fair value of investments guaranteed by the full faith and credit of the U.S. Government and $761.9 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. Government.

(2)
A non-investment grade rating is assigned to a security when it is acquired or when it is downgraded from investment grade, primarily on the basis of the S&P rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. (Moody's) or Fitch Ratings, Inc. (Fitch) rating for such security, or if there is no S&P, Moody's or Fitch rating, the National Association of Insurance Commissioners' (the NAIC) rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.

(3)
Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized loan obligations. See also Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2017 — Net Realized Investment Gains and Losses.

(4)
Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments included $0.1 million in money market funds and is not rated.

(5)	Mortgage and policy loans are carried at amortized cost or unpaid principal balance.

(6)
Approximately 6.4% of the Company's investment portfolio, having a carrying value of $536.2 million as of December 31, 2017, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2017, municipal bonds represented $359.2 million carrying value.

Fixed Maturity and Equity Securities

At December 31, 2017, 29.9% of the Company's fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. Governmental agencies, represented 13.3% of the total investment portfolio at December 31, 2017. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

For financial reporting purposes, the Company has classified the entire portfolio of fixed maturity and equity securities as "available for sale". Fixed maturity securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. The net adjustment for unrealized investment gains and losses on securities available for sale is recorded as a separate component of accumulated other comprehensive income within shareholders' equity, net of applicable deferred tax assets or liabilities and the related impact on deferred policy acquisition costs associated with investment contracts and life insurance products with account values. Fixed maturity securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors, other than securities that are in an unrealized loss position for which management has the stated intent to hold until recovery.

Cash Flow

Information regarding HMEC's sources and uses of cash, including payment of principal and interest with respect to HMEC's indebtedness, and payment by HMEC of dividends to its shareholders, is contained in Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions and Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Cash Flow and — Capital Resources.

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2018 from all of HMEC's insurance subsidiaries without prior regulatory approval is $94.0 million.

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

In addition to individual state monitoring and regulation, state regulators develop coordinated regulatory policies through the National Association of Insurance Commissioners (NAIC). States have adopted NAIC risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on HMEC's insurance subsidiaries. At December 31, 2017 and 2016, statutory capital and surplus of each of the Company's insurance subsidiaries was above required levels. States have also adopted the NAIC's U.S. Own Risk and Solvency Assessment (ORSA) which requires insurance companies to submit their own assessment of their current and future risks and provide a consolidated group-level perspective on risk and capital formulated through an internal risk self-assessment process.

Assessments Against Insurers and Mandatory Insurance Facilities

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes in certain states. Also, the Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company's direct writings in the applicable state. For the three years ended December 31, 2017, the impacts of the above industry items were not material to the Company's results of operations.

Regulation at Federal Level

Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and retirement business include employee benefits regulation, standards applied to employer sponsored retirement plans, standards applied to certain financial advisors, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry antitrust exemption, and minimum solvency requirements. See also Item 1A. Risk Factors. Other federal regulation such as the Patient Protection and Affordable Care Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact the Company's business.

The variable annuities underwritten by HMLIC are regulated by the SEC. Horace Mann Investors, Inc., the broker-dealer and Registered Investment Adviser subsidiary of HMEC, also is regulated by the SEC, FINRA, the Municipal Securities Rule-making Board (MSRB) and various state securities regulators.

Federal income taxation of the build-up of cash value within a life insurance policy or an annuity contract could have a materially adverse impact on the Company's ability to market and sell such products. Various legislation to this effect has been proposed in the past, but has not been enacted. Although no such legislative proposals are known to exist at this time, such proposals may be made again in the future. Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company's annuity and life products.

Financial Regulation Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) created the Federal Insurance Office (FIO) within the U.S. Department of the Treasury. The FIO studies the current insurance regulatory system and is charged with monitoring and providing specific reports on various aspects of the insurance industry. However, the FIO does not have general supervisory or regulatory authority over the business of insurance. The FIO has suggested an expanded federal role in some circumstances. The executive branch has requested a review of financial regulation, including Dodd-Frank. Management will continue to monitor these future developments for impact on the Company, insurers of similar size and the insurance industry as a whole.

Employees

At December 31, 2017, the Company had approximately 1,470 non-agent employees and 26 full-time Employee Agents. (This does not include exclusive agents that were part of the Company's total dedicated agency force at December 31, 2017.) The Company has no collective bargaining agreement with any employees.

ITEM 1A.    Risk Factors

The following are certain risk factors that could affect the Company's business, financial results and results of operations. In addition, refer to the risk factors disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking Information of this report for certain important factors that may cause our financial condition and results of operations to differ materially from current expectations. The risks that the Company has highlighted in these two sections of this report are not the only ones that the Company faces.

The Company's business involves various risks and uncertainties which are based on the lines of business the Company writes as well as more global risks associated with the general business and insurance industry environments.

Risks Related to Economic Conditions, Market Conditions and Investments

Volatile financial markets and adverse economic environments can impact financial market risk as well as our financial condition and results of operations.

Financial markets in the U.S. and elsewhere can experience extreme volatility and disruption for uncertain periods of time. During such times, stresses affecting the global banking system can lead to economic volatility which can exert significant downward pressure on prices of equity securities and many other investment asset classes and result in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Many states and local governments can also be impacted by adverse economic conditions which could have an impact on both the Company's niche market and its investment portfolio. Like other financial institutions which face significant financial market risk in their operations, the Company was adversely affected by these conditions and could be adversely impacted by similar circumstances in the future. The Company's ability to access the capital markets to refinance outstanding indebtedness or raise capital could be impaired during significant financial market disruptions.

As discussed further in subsequent risk factors, in addition to the effects of financial markets volatility, a prolonged economic recession may have other adverse impacts on our financial condition and results of operations.

If our investment strategy is not successful, we could suffer unexpected losses.

The success of our investment strategy is crucial to the success of our business. Specifically, our fixed maturity securities portfolio is subject to a number of risks including:

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

•
market fundamentals risk, which is the risk that there are changes in the market that can have an unfavorable impact on securities valuation such as availability of credit in the capital markets, re-pricing of credit risk, reduced market liquidity due to broker-dealers' unwillingness to hold inventory, and increased market volatility;

•
concentration risk, which is the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of deterioration in the financial condition of those issuers or the market value of their securities;

•
liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated requiring us to sell assets at an undesirable time to provide for policyholder surrenders, withdrawals or claims; and

•
regulatory risk, which is the risk that regulatory bodies or governments, in the U.S. or in other countries, may make substantial investments or take significant ownership positions in, or ultimately nationalize, financial institutions or other issuers of securities held in the Company's investment portfolio, which could adversely impact the seniority or contractual terms of the securities. Regulatory risk could also come from changes in tax laws or bankruptcy laws that would adversely impact the valuation and/or after tax yields of certain invested assets.

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

The Company's investment strategy and guidelines have resulted in an investment portfolio which is comprised primarily of investment grade, fixed maturity securities. Inclusion of alternative investments, although consistent with the Company's overall conservative investment guidelines, could result in some volatility in our financial condition and results of operations.

From time to time, the Company could enter into foreign currency, interest rate, credit derivative and other hedging transactions in an effort to manage risks, including risks that may be attributable to any new products offered by the Company. For instance, the Company utilizes call options to manage interest crediting risk related to its FIA and IUL products. We cannot provide assurance that we will successfully structure derivatives and hedges so as to effectively manage risks. If our calculations are incorrect, or if we do not properly structure our derivatives or hedges, we may have unexpected losses that may require us to draw on surplus, which could adversely affect our financial condition and results of operations.

Although the Company's defined benefit pension plan is frozen, declining financial markets could also cause, and in the past have caused, the value of the investments in this pension plan to decrease, resulting in additional pension expense, a reduction in other comprehensive income and an increase in required contributions to the defined benefit pension plan, which could have an adverse effect on our financial condition and results of operations.

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

Equity method adjustments on certain limited partnership investments may reduce our profitability and/or cause volatility in our reported results of operations.

We invest a portion of our invested assets in limited partnership funds, which are accounted for using the equity method. This means that our proportionate share of the changes in fair value of the underlying net asset values are reported in net investment income in the Consolidated Statement of Operations. As a result, the amount of net investment income that we record from these investments can vary substantially from period to period. Recent equity and credit market volatility may reduce net investment income from these types of investments and negatively impact our results of operations.

An impairment of all or part of our goodwill could adversely affect our results of operations.

At December 31, 2017, we had $47.4 million of goodwill recorded on our Consolidated Balance Sheet. Goodwill was recorded when the Company was acquired in 1989 and when HMPCIC was acquired in 1994, in both instances reflecting the excess of cost over the fair market value of net assets acquired. In 2017, the goodwill balance was evaluated for impairment, as described in Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies, with no impairment charge resulting from such assessment. The evaluation of goodwill considers a number of factors including the impacts of a volatile financial market on earnings, discount rate assumptions, liquidity and the Company's market capitalization. If an evaluation of the Company's fair value or of the Company's operating segments' fair value indicated that all or a portion of the goodwill balance was impaired, the Company would be required to write-off the impaired portion. Such a write-off could have a material adverse effect on our results of operations in the period of the write-off; however, management does not anticipate a material effect on the Company's financial condition.

Risks Related to Life and Retirement Segments

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

Significant changes in interest rates expose us to the risk of not earning income or experiencing losses based on the differences between the interest rates earned on our investments and the credited interest rates paid on our outstanding fixed annuity contracts and life insurance products with account values. Significant changes in interest rates may affect:

•	the ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in our annuity and life products;

•	the book yield of our investment portfolio; and

•	the unrealized gains and losses in our investment portfolio and the related after tax effect on our shareholders' equity and total capital.

Both rising and declining interest rates can negatively affect the income we derive from our annuity and life products' interest rate spreads. During periods of falling interest rates or a sustained period of low interest rates, our investment earnings will be lower because new investments in fixed maturity securities likely will bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our annuity contracts, particularly in a multi-year period of low interest rates. As of the time of this Annual Report on Form 10-K, new money rates remain at historically low levels. If interest rates do remain low over an extended period of time, it could pressure our net investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities.

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

Our Life and Retirement operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to ensure that such liabilities are adequate to meet the Company's obligations under a variety of interest rate scenarios. Variable annuity reserves are also calculated under a variety of interest rate and market rate scenarios. A continuation of the current low interest rate environment could cause the Company to increase statutory reserves as a result of cash flow testing or minimum requirements for variable annuities, which would reduce statutory surplus of the Life insurance subsidiaries and potentially limit the subsidiaries' ability to distribute cash to the holding company or write insurance business (as further described in a subsequent risk factor).

Our Retirement business may be, and in the past has been, adversely affected by volatile or declining financial market conditions.

Conditions in the U.S. and international financial markets affect the sale and profitability of our annuity products. In general, sales of variable annuities decrease when financial markets are declining or experiencing a higher than normal level of volatility over an extended period of time. Therefore, weak and/or volatile financial market performance may adversely affect sales of our variable annuity products to potential customers, may cause current customers to withdraw or reduce the amounts invested in our variable annuity products and may reduce the market value of existing customers' investments in our variable annuity products, in turn reducing the amount of variable annuity fee revenues generated. In addition, some of our variable annuity contracts offer guaranteed minimum death benefit features, which provide for a benefit if the contractholder dies and the contract value is less than a specified amount. A decline in the financial markets could cause the contract value to fall below this specified amount, increasing our exposure to losses from variable annuity products featuring guaranteed minimum death benefits. Declining or volatile financial markets that impact future profits may also impact the amortization of deferred policy acquisition costs.

We may experience volatility in our results of operations and financial condition due to the fair value accounting for derivative instruments.

All derivative instruments, including derivative instruments embedded in FIA and IUL products, are recognized on the balance sheet at their fair values. Changes in the fair value of these instruments are recognized immediately in our results of operations as follows:

•
Call options purchased to fund the annual index credits on our FIA and IUL products are carried at fair value. The fair value of the call options is based on the amount of cash expected to be received to settle the call options obtained from the counterparties adjusted for the nonperformance risk of the counterparty. The change in fair value of derivatives includes the gains or losses recognized at expiration of the option term or upon early termination as well as changes in fair value for open positions.

•
The FIA contractual obligations for future annual index credits are treated as a "series of embedded derivatives" over the expected lives of the applicable contracts. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in equity market performance and changes in the interest rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values.

•	The IUL contractual obligations for future index credits are set equal to the fair value of outstanding 12 month derivatives held in support of the applicable contracts.

In future periods, the application of fair value accounting for derivatives and embedded derivatives to our FIA and IUL business may cause volatility in our results of operations.

Deviations from assumptions regarding future market appreciation, interest spreads, business persistency, mortality and morbidity used in calculating life and annuity reserves and deferred policy acquisition expense amounts could have a material adverse impact on our financial condition and results of operations.

The processes of calculating reserves and deferred policy acquisition expenses for our life and annuity businesses involve the use of a number of assumptions, including those related to market appreciation (the rate of growth in market value of the underlying variable annuity subaccounts due to price appreciation), interest spreads (the interest rates expected to be received on investments less the rate of interest credited to contractholders), business persistency (how long a contract stays with the Company), mortality (the relative incidence of death over a given period of time) and morbidity (the relative incidence of disability resulting from disease or physical impairment). We periodically review the adequacy of these reserves and deferred policy acquisition expenses on an aggregate basis and, if future experience is estimated to differ significantly from previous assumptions, adjustments to reserves and deferred policy acquisition expenses may be required which could have a material adverse effect on our financial condition and results of operations.

A reduction or elimination of the tax advantages of annuity and life products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) annuities and individual retirement accounts (IRAs), could make our products less attractive to clients and adversely affect our results of operations.

A significant part of our Retirement business involves fixed and variable 403(b) tax-qualified annuities, which are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our life and annuity products to clients or the tax benefits of programs utilized by our customers. As a result of persisting economic conditions, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax-advantaged products or result in notable reforms to educator pension programs. See also Item 1. Business — Regulation — Regulation at Federal Level.

Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of retirement and life insurance products. Taxes, if any, are generally payable on income attributable to a distribution under the contract for the year in which the distribution is made. From time to time, Congress has considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and non-qualified annuity contracts. Enactment of this legislation, or other tax reform efforts, including a simplified "flat tax" income structure with an exemption from taxation for investment income, could result in fewer sales of our life insurance and annuity products.

Risks Related to Property and Casualty

Catastrophic events, as well as significant weather events not designated as catastrophes, can have a material adverse effect on our financial condition and results of operations.

Underwriting results of property and casualty insurers are subject to weather and other conditions prevailing in an accident year. While one year may be relatively free of major weather or other disasters — not all of which are designated by the insurance industry as a catastrophe, another year may have numerous such events causing results for such a year to be materially worse than for previous years.

Our Property and Casualty insurance subsidiaries have experienced, and we anticipate that in the future they will continue to experience, catastrophe losses. A catastrophic event, a series of multiple catastrophic events or a series of non-catastrophe severe weather events could have a material adverse effect on the financial condition and results of operations of our insurance subsidiaries.

Various events can cause catastrophes, including hurricanes, windstorms, hail, severe winter weather, wildfires, earthquakes, explosions and terrorism. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of our insurance subsidiaries are related to property coverages. Our ability to provide accurate estimates of ultimate catastrophe costs is based on several factors, including:

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

Based on 2017 direct premiums earned, 57.7% of the total annual premiums for our Property and Casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, North Carolina, Texas, South Carolina, Florida and Louisiana.

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

Our Property and Casualty insurance subsidiaries maintain loss reserves to provide for their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. If these loss reserves prove inadequate, we will record a loss measured by the amount of the shortfall and, as a result, the financial condition and results of operations of our insurance subsidiaries will be adversely affected, potentially affecting their ability to distribute cash to the Company.

Reserves do not represent an exact calculation of liability. Reserves represent estimates, generally involving actuarial projections at a given time, of what our insurance subsidiaries expect the ultimate settlement and adjustment of claims will cost, net of salvage and subrogation. Estimates are based on assessments of known facts and circumstances, assumptions related to the ultimate cost to settle such claims, estimates of future trends in claims severity and frequency, changing judicial theories of liability, and other factors. These variables are affected by both internal and external events, including changes in claims handling procedures, economic inflation, unpredictability of court decisions, plaintiffs' expanded theories of liability, risks inherent in major litigation and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Significant reporting lags may exist between the occurrence of an insured event and the time it is actually reported. Our insurance subsidiaries adjust their reserve estimates regularly as experience develops and further claims are reported and settled.

Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, we cannot be certain that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our financial condition and results of operations.

Changing climate conditions may adversely affect our financial condition, results of operations or cash flows.

Many scientists indicate that the world's overall climate is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency and/or severity of weather events and wildfires, the affordability and availability of our catastrophe reinsurance coverage, and our results of operations. If an increase in weather events and/or wildfires were to occur, in addition to the attendant increase in claim costs, which could adversely impact our results of operations and financial condition, concentrations of insurance risk could impact our ability to make property insurance available to our customers. This could adversely impact our volume of business and our results of operations or cash flows.

Strategic Risks and Operational Risks

The personal lines insurance and annuity markets are highly competitive and our financial condition and results of operations may be adversely affected by competitive forces.

We operate in a highly competitive environment and compete with numerous insurance companies, as well as mutual fund families, independent agent companies and financial planners. In some instances and geographic locations, competitors have specifically targeted the educator marketplace with specialized products and programs. We compete in our target market with a number of national providers of personal automobile and property insurance and life insurance and annuities.

The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, more sophisticated product pricing, greater economies of scale and/or lower-cost marketing approaches compared to us. In our target market, we believe that the principal competitive factors in the sale of property and casualty insurance products are overall service, worksite sales and service, price and name recognition. We believe that for our market the principal competitive factors in the sale of annuity products and life insurance are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition. And, we believe that the Company's focus on the educator market niche, as well as the knowledge obtained regarding this niche throughout the Company's history, contribute to our ability to effectively and profitably serve this market.

Particularly in the Property and Casualty business, our insurance subsidiaries have experienced pricing and profitability cycles. During these periods of intense competition, they may be unable to increase policyholders and revenues without adversely impacting profit margins. With respect to these cycles, the factors having the greatest impact include significant and/or rapid changes in loss costs, including changes in loss frequency and/or severity; prior approval and restrictions in certain states for price increases; intense price competition; less restrictive underwriting standards; aggressive marketing; and increased advertising, which have resulted in higher industry-wide combined loss and expense ratios. During the current cycle, and potentially beyond, competition from direct writers and large, mass market carriers has been particularly aggressive, evidenced in part by their significant national advertising expenditures. In addition, advancements in vehicle technology and safety features, such as accident prevention technologies or the development of autonomous or partially autonomous vehicles — once widely available and utilized, as well as expanded availability of usage-based insurance could materially alter the way that automobile insurance is marketed, priced and underwritten. The inability of our insurance subsidiaries to effectively anticipate the impact of these issues on our business and compete successfully in the property and casualty business could adversely affect the subsidiaries' financial condition and results of operations and the resulting ability to distribute cash to the Company.

In our Retirement business, the current IRS Section 403(b) regulations make the 403(b) market similar to the 401(k) market. These regulations have reduced and could continue to reduce the number of competitors in this market as the 403(b) market has become more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business. While not yet widespread, there has been continued pressure in some states to adopt state-sponsored or mandated 403(b) plans with single- or limited-provider options; this pressure has come from competitor lobbying efforts and state legislature-initiated pension reform initiatives. The inability of our insurance subsidiaries to compete successfully in these markets could adversely affect the subsidiaries' financial condition and results of operations and the resulting ability to distribute cash to the Company.

If we are not able to effectively develop and expand our marketing operations, including agents and other points of distribution, our financial condition and results of operations could be adversely affected.

The Company's agencies are owned primarily by non-employee, independent contractor, EAs and nearly all of these agencies operate under the ABM — agents in outside offices with licensed producers — which is designed to remove capacity constraints while increasing productivity. The economic viability of each agency is directly dependent on the productivity of the agency and the success at penetrating, serving and cross-selling the Company's educator market.

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

While the U.S. financial market and certain sectors of the economy have shown improvement over recent years, federal and state revenue shortages continue to pressure the budgets of many school districts. Teacher layoffs and early retirements have taken place and it is possible that additional reductions could occur. Similar to others in the insurance industry, the Company has experienced periods with pressure on new business sales levels. However, despite the economic headwinds, as of the time of this Annual Report on Form 10-K, the Company's retention of annuity accumulated values remains strong with continued positive total annuity net fund flows. However, there can be no assurance that these business factors will remain favorable.

Individual states may impose additional cybersecurity regulations, increasing the complexity of compliance.

Individual state regulation of Cybersecurity programs are being adopted on a state by state basis to ensure the safety and soundness of the institution and protect its customers. New York State Department of Financial Services adopted a regulation providing minimum standards for an organization's Cybersecurity program and requiring an annual certification confirming compliance. Additional states may establish Cybersecurity regulations with varying compliance requirements.

Data security breaches or denial of service on our websites could have an adverse impact on the Company's business and reputation.

Unauthorized access to and unintentional dissemination of our confidential, highly-sensitive customer, employee or Company data or other breaches of data security in our facilities, networks or databases, or those of our agents or third-party vendors - including information technology and software vendors, could result in loss or theft of assets or sensitive information, data corruption or operational disruption that may expose the Company to liability and/or regulatory action and may have an adverse impact on the Company’s customers, employees, investors, reputation and business. In addition, any compromise of the security of our data or prolonged denial of service on our websites could harm the Company’s business and reputation. Additionally, the Company recognizes the increased external threats of data breaches in the marketplace resulting in non-public data of customers becoming increasingly available in the public domain. We have designed, implemented and routinely test industry-compliant procedures for protection of confidential information and sensitive corporate data, including rapid response procedures to help contain or prevent data loss if a breach were to occur and the evaluation of our customer identification authentication programs. We have also implemented multiple technical security protections and contractual obligations regarding security breaches for our agents and third-party vendors. Even with these efforts, there can be no assurance that security breaches or service disruptions will be prevented.

Successful execution of our business growth strategy is dependent on effective implementation of new or enhanced technology systems and applications.

Our ability to effectively execute our business growth strategy and leverage potential economies of scale is dependent on our ability to provide the requisite technology components for that strategy. While we have effectively upgraded our infrastructure technologies with improvements in our data center, a new communications platform and enhancements to our disaster recovery capabilities, our ability to replace or supplement dated, monolithic legacy business systems — such as our Life, Retirement and Property and Casualty policy administrative systems — with more flexible, maintainable, and customer accessible solutions will be necessary to achieve our plans. The inherent difficulty in replacing and/or modernizing these older technologies, coupled with the Company's limited experience in these endeavors, presents an increased risk to delivering these technology solutions in a cost effective and timely manner. Our scale will require us to develop innovative solutions to address these challenges, including consideration of "software as a service" arrangements and other third-party based information technology capabilities. More modern approaches to software development and utilization of third-party vendors can augment the Company's internal capacity for these implementations, but may not adequately reduce the operational risks of timely and cost effective delivery.

Loss of key vendor relationships could affect our operations.

We increasing rely on services and products provided by a number of vendors in the U.S. and abroad. These include, for example, vendors of computer hardware and software, including on-demand software, and vendors of services such as investment management advisement, information technology services — such as those associated with our Life, Retirement and Property and Casualty policy administrative systems — and delivery services for customer policy-level communications. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational difficulties and financial losses.

Financial Strength, Credit and Counterparty Risks

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

A downgrade of the Company's debt rating also could adversely impact our cost and flexibility of borrowing which could have an adverse impact on our liquidity, financial condition and results of operations.

Reduction of the statutory surplus of our insurance subsidiaries could adversely affect their ability to write insurance business.

Insurance companies write business based, in part, upon guidelines including capital ratios considered by the NAIC and various rating agencies. Some of these ratios include risk-based capital ratios for both property and casualty insurance companies and life insurance companies, as well as a ratio of premiums to surplus for property and casualty insurance companies. Risk-based capital ratios measure an insurer's capital adequacy and consider various risks such as underwriting, investment, credit, asset concentration and interest rate. If our insurance subsidiaries cannot maintain profitability in the future or if significant investment valuation losses are incurred, they may be required to draw on their surplus, thereby reducing capital adequacy, in order to pay dividends to us to enable us to meet our financial obligations. As their surplus is reduced by the payment of dividends, continuing losses or both, our insurance subsidiaries' ability to write business and maintain acceptable financial strength ratings could also be reduced. This could have a material adverse effect upon the business volume and profitability of our insurance subsidiaries.

An inability to access Federal Home Loan Bank (FHLB) funding could adversely affect our results of operations.

Any changes in requirements to retain membership in the FHLB, or changes in regulation, could impact our eligibility for continued FHLB membership or our FHLB funding capacity. Any event that adversely affects amounts received from FHLB could have an adverse effect on our results of operations.

Regulatory and Legal Risks

The insurance industry is highly regulated.

We are subject to extensive regulation and supervision in the jurisdictions in which we do business. Each jurisdiction has a unique and complex set of laws and regulations. Furthermore, certain federal laws impose additional requirements on businesses, including insurers. Regulation generally is designed to protect the interests of policyholders, as opposed to stockholders and non-policyholder creditors. Such regulations, among other things, impose restrictions on the amount and type of investments our subsidiaries may hold. Certain states also regulate the rates insurers may charge for certain property and casualty products. Legislation and voter initiatives have expanded, in some instances, the states' regulation of rates and have increased data reporting requirements. Consumer-related pressures to roll back rates, even if not enacted by legislation or upheld upon judicial appeal, may affect our ability to obtain timely rate increases or operate at desired levels of profitability. Changes in insurance regulations, including those affecting the ability of our insurance subsidiaries to distribute cash to us and those affecting the ability of our insurance subsidiaries to write profitable property and casualty insurance policies in one or more states, may adversely affect the financial condition and results of operations of our insurance subsidiaries. In addition, consumer privacy requirements may increase our cost of processing business. Our ability to comply with laws and regulations, at a reasonable cost, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

Regulation that could adversely affect our insurance subsidiaries also includes statutory surplus and risk-based capital requirements. Maintaining appropriate levels of surplus, as measured by statutory accounting principles, is considered important by state insurance regulatory authorities and the private agencies that rate insurers' claims-paying abilities and financial strength. The failure of an insurance subsidiary to maintain levels of statutory surplus that are sufficient for the amount of its insurance written could result in increased regulatory scrutiny, action by state regulatory authorities or a downgrade by rating agencies.

Similarly, the NAIC has adopted a system of assessing minimum capital adequacy that is applicable to our insurance subsidiaries. This system, known as risk-based capital, is used to identify companies that may merit further regulatory action by analyzing the adequacy of the insurer's surplus in relation to statutory requirements.

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

Dodd-Frank created the FIO within the U.S. Department of the Treasury. The FIO studies the current insurance regulatory system and is charged with monitoring and providing specific reports on various aspects of the insurance industry. However, the FIO does not have general supervisory or regulatory authority over the business of insurance. The FIO has suggested an expanded federal role in some circumstances. Management will continue to monitor developments under Dodd-Frank, as various aspects of it continue to be addressed by governmental bodies. Additional regulations could adversely affect the efficiency and effectiveness of business processes, financial condition and results of operations of the Company, insurers of similar size and/or the insurance industry as a whole.

Regulatory initiatives, including the enactment Dodd-Frank, could adversely impact liquidity and volatility of financial markets in which we participate.

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

The Department of Labor (DOL) fiduciary rule and the possible adoption by the SEC of a fiduciary standard of care could have a material adverse effect on our business, financial condition and results of operations.

On April 6, 2016, the DOL released a final regulation which more broadly defines the types of activities that will result in a person being deemed a "fiduciary" for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act (ERISA) and Code Section 4975. Section 4975 prohibits certain kinds of compensation with respect to transactions involving assets in certain accounts, including IRAs.

The DOL rule was originally to be effective on April 10, 2017, but under a delay measure, the fiduciary definition went into effect on June 9, 2017, with certain conditions for prohibited transaction exemption relief delayed until July 1, 2019. The DOL is continuing its examination of the rule as directed by President Trump.

In its current form, the DOL regulation will affect the ways in which financial services representatives can be compensated for sales to participants in ERISA employer-sponsored qualified plans and sales to IRA customers, and it will impose significant additional legal obligations and disclosure requirements. The DOL regulation could have a material adverse effect on our business and results of operations. While the regulation does not affect non-ERISA employer-sponsored qualified plans, such as public school 403(b) plans, it could have the following impacts, among others:

•	It could inhibit our ability to sell and service IRAs, resulting in a change and/or a reduction of the types of products we offer for IRAs, and impact our relationship with current clients.

•	It could require changes in the way that we compensate our agents, thereby impacting our agents' business model.

•	It could require changes in our distribution model for financial services products and could result in a decrease in the number of our agents.

•	It could increase our costs of doing IRA business and increase our litigation and regulatory risks.

•	It could increase the cost and complexity of regulatory compliance for our Retirement segment's products.

Further, the SEC has announced its intention to formulate a standard of conduct for broker-dealers and investment advisers.  This regulatory activity by the SEC also has the potential to adversely impact our business, financial condition and results of operations.

The NAIC has proposed amendments to its Suitability in Annuity Transactions model regulation, including incorporation of a requirement that a recommendation be in the consumer's best interest.  In addition, Nevada passed a fiduciary statute, New York has proposed amendments to its suitability regulation, and other states are considering passing their own "fiduciary rules".

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

Changes in regulations related to tax reform may impact our tax obligations and the rates needed to achieve our target rate of returns.

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted and significantly affected U.S. tax law by changing how the U.S. imposes income tax on insurance corporations.  The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and such guidance could impact our results of operations in the period(s) issued.  As a result, we have provided provisional estimates of the effect of the Tax Act in our financial statements as it relates to limited partnership investments and property and casualty loss reserves.  As additional regulatory guidance is issued by the applicable authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations.

California's Insurance Commissioner has directed staff to review property and casualty insurers' rates to see whether, under the new 21% federal corporate tax rate, expected profits exceed the limits embedded in California's prior approval process. Various consumer advocacy groups have also called for premium reductions in light of tax reform. Any resulting changes in individual state regulations may slow down the Company's rate filing process or impede efforts to achieve profitability targets. In addition, the NAIC may choose to revise the RBC formula in response to the Tax Act which may change the amount of capital the insurance subsidiaries of the Company are required to hold.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

The home office property at 1 Horace Mann Plaza in Springfield, Illinois, consisting of an office building totaling 225,000 square feet, is owned by the Company. Also in Springfield, the Company owns and leases some smaller buildings at other locations. In addition, the Company leases office space in suburban Chicago, Illinois, suburban Dallas, Texas, and Raleigh, North Carolina, for its claims operations and leases some office space related to its field marketing operations. These properties, which are utilized by all of the Company's business segments, are adequate and suitable for the Company's current and anticipated future needs.

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

	Market Price		Dividend
Fiscal Period	High	Low	Paid
2017:
Fourth Quarter	$47.15	$39.60	$0.275
Third Quarter	39.60	34.00	0.275
Second Quarter	40.45	36.95	0.275
First Quarter	43.50	39.50	0.275
2016:
Fourth Quarter	$43.30	$33.30	$0.265
Third Quarter	37.36	33.40	0.265
Second Quarter	34.51	30.36	0.265
First Quarter	32.30	27.59	0.265

The payment of dividends in the future is subject to the discretion of the Board and will depend upon general business conditions, legal restrictions and other factors the Board may deem to be relevant. Additional information is contained in Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions listed on page F-1 of this report and in Item 1. Business — Cash Flow.

Shareholder Return Performance Graph

The graph below compares cumulative total return of Horace Mann Educators Corporation's common stock, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2012 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	Dec 2012	Dec 2013	Dec 2014	Dec 2015	Dec 2016	Dec 2017
HMEC	$100	$162	$175	$180	$238	$252
S&P 500 Insurance Index	100	146	158	162	190	220
S&P 500 Index	100	132	150	152	170	206

(1)
The S&P 500 Index and the S&P 500 Insurance Index, as published by S&P, assume an annual reinvestment of dividends in calculating total return. HMEC assumes reinvestment of quarterly dividends when paid.

Holders and Shares Issued

As of February 15, 2018, the approximate number of holders of HMEC's common stock was 13,500.

During 2017, options were exercised for the issuance of 192,289 shares, 0.5% of the Company's common stock shares outstanding at December 31, 2016. The Company received $4.2 million as a result of these option exercises which was used for general corporate purposes.

Regarding the equity compensation plan information required by Item 201(d) of Regulation S-K, see Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

Issuer Purchases of Equity Securities

On December 7, 2011, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation's Common Stock, par value $0.001 (2011 Plan). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended December 31, 2017, the Company did not repurchase shares of HMEC common stock. As of December 31, 2017, $27.8 million remained authorized for future share repurchases.

ITEM 6.    Selected Financial Data

The information required by Item 301 of Regulation S-K is contained in the table in Item 1. Business — Selected Historical Consolidated Financial Data.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 303 of Regulation S-K is listed on page F-1 of this report.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K is contained under the heading Market Value Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    Consolidated Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements, Financial Statement Schedules, the Report of its Independent Registered Public Accounting Firm and the Unaudited Selected Quarterly Financial Data required by Item 302 of Regulation S-K are listed on page F-1 of this report.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

a.)    Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (Exchange Act) as of December 31, 2017. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K.

b.)    Management's Annual Report on Internal Control Over Financial Reporting

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management, including our CEO and our CFO, determined that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, the Independent Registered Public Accounting Firm that audited the Company's Consolidated Financial Statements, as stated in their Report listed on page F-1 of this Annual Report on Form 10-K.

c.)    Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting

The information required by Item 308(b) of Regulation S-K is contained in the Report of Independent Registered Public Accounting Firm listed on page F-1 of this report.

d.)    Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders.

Horace Mann Educators Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. In addition, the Board has adopted the code of ethics for its Board members as it applies to each Board member's business conduct on behalf of the Company. The code of ethics is posted on the Company's website, www.horacemann.com, under Investors — Corporate Overview — Governance Documents. In addition, amendments to the code of ethics and any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules will be disclosed at the same location as the code of ethics on the Company's website.

ITEM 11.    Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 14.    Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company are contained in the Index to Financial Information on page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.

(a)(2) The following financial statement schedules of the Company are contained in the Index to Financial Information on page F-1 of this report:

Schedule I - Summary of Investments Other than Investments in Related Parties.

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

(3) Articles of incorporation and bylaws:

3.1
Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the SEC”) on August 14, 2003.

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

10.1(b)	Second Amendment to the Credit Agreement dated August 14, 2017 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent.

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

10.3(g)*
Specimen Non-employee Director Restricted Stock Units Award Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*
Horace Mann Supplemental Employee Retirement Plan (SERP), 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*
Horace Mann Executive Supplemental Employee Retirement Plan (ESERP), 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

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

ITEM 16.    Form 10-K Summary

None.

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
Executive Vice President and Chief Financial Officer
/s/ Beverley J. McClure
Beverley J. McClure, Director

/s/ H. Wade Reece
Principal Accounting Officer:	H. Wade Reece, Director

/s/ Kimberly A. Johnson	/s/ Robert Stricker
Kimberly A. Johnson	Robert Stricker, Director
Vice President and Controller
/s/ Steven O. Swyers
Steven O. Swyers, Director

Dated: February 28, 2018

HORACE MANN EDUCATORS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
($ in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company's business. For additional information regarding risks and uncertainties, see Item 1A. Risk Factors.

Executive Summary

Horace Mann Educators Corporation (HMEC) is an insurance holding company. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty insurance, annuities and life insurance in the U.S. The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.

For 2017, the Company's net income of $169.4 million increased $85.6 million compared to 2016. In the fourth quarter of 2017, the Company's net income benefited $99.0 million from the re-measurement of its net deferred tax liability (DTL) attributed to the passage of what is commonly referred to as the Tax Cuts and Jobs Act of 2017. After tax net realized investment losses were $1.7 million compared to net realized investment gains of $2.3 million a year earlier.

For 2017, Property and Casualty segment core earnings* decreased to $17.2 million compared to $25.6 million in the prior year period as a result of lower levels of favorable prior years' reserve development as well as elevated weather-related losses that occurred in the first half of 2017. Favorable prior years' reserve development was $4.3 million pretax less than a year ago and catastrophe losses were $1.8 million pretax higher than a year ago. As a result, the Property and Casualty combined ratio was 103.3% for 2017, 1.8 percentage points higher than the 101.5% in 2016. On an underlying basis, the auto loss ratio* of 77.2% decreased 0.8 points compared to the prior year period, with the underlying combined ratio improving 1.0 point compared to the prior year period. For property, the underlying loss ratio* of 47.2% increased 4.8 points compared to the prior year period and was largely related to the impact of higher non-catastrophe weather-related losses that occurred in the first half of 2017. The expense ratio for Property and Casualty of 26.7% was comparable to the prior year period. Written premiums* of $662.8 million increased 4.5% compared to the prior year period. The growth was driven primarily by rate actions, which resulted in an increase in the average premium per policy for both auto and property. Policy retention continues to be strong with auto and property policy retention rates of 83.0% and 87.6%, respectively.

For 2017, Retirement segment core earnings* was $48.9 million which decreased 3.6% compared to $50.7 million in the prior year period. The decrease was primarily attributed to higher operating expenses driven by strategic investments in technology, products and distribution as well as a $3.2 million pretax increase in deferred policy acquisition costs (DAC) amortization and unlocking offset by a $6.4 million pretax increase in net interest margin. The annualized net interest spread on fixed annuity assets was 194 basis points, an increase of 1 basis point compared to a year ago. The net interest spread benefited from strong prepayment activity in the fourth quarter of 2017, as well as favorable alternative investment returns.

Annuity assets under management of $6.8 billion increased 5.2% compared to a year ago, and total cash value persistency remained strong at 89.5% for variable annuities and 92.6% for fixed annuities. Retirement deposits* were comparable to the prior year period with an increase in asset flows related to fee-based mutual fund offerings nearly offsetting a decrease in traditional annuity products. Annuity deposits* of $453.1 million decreased 12.9% compared to the prior year period. The decline in annuity deposits was related to lower sales of single premium annuity products in the current year. For the current year, deposits on recurring annuity products were comparable to the prior year period. Sales* and deposit activity related to new retail and institutional Retirement Advantage® products, as well as other mutual fund offerings, were strong with $80.0 million of deposits in the current year compared to $39.0 million in the prior year period.

For 2017, Life segment core earnings* of $17.3 million increased 4.2% compared to the prior year period. Life insurance premiums and contract deposits increased 3.0% to $111.2 million and sales of the Company's proprietary life insurance products increased 13.5% compared to the prior year period. Life persistency of 95.1% was comparable to prior year.

The Company's book value per share was $36.88 at December 31, 2017, an increase of 14.7% compared to 12 months earlier.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the Company's management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's consolidated financial statements, which include related disclosures. For the Company, areas most subject to significant management judgments include: fair value measurements, other-than-temporary impairment (OTTI) of investments, goodwill, deferred policy acquisition costs for investment contracts and life insurance products with account values, liabilities for Property and Casualty claims and claim expenses and liabilities for future policy benefits.

Additional information regarding the Company's accounting policies pertaining to these topics is located in the Notes to Consolidated Financial Statements as listed on page F-1 of this report and is not repeated in the discussion below.

Fair Value Measurements

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. The valuation of fixed maturity and equity securities is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. See also Notes to Consolidated Financial Statements — Note 3 — Fair Value of Financial Instruments.

Valuation of Fixed Maturity and Equity Securities

The fair value of the Company's fixed maturity securities portfolio was $7,724.1 million at December 31, 2017. Each month the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations for fixed maturity securities. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. The Company's fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90.7% of the portfolio, based on fair value, was priced through pricing services or index priced using observable inputs as of December 31, 2017. The remainder of the portfolio was priced by broker-dealers or pricing models.

When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers' valuation methodologies are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The market inputs utilized in the evaluation measures and adjustments include: benchmark yield curves, reported trades, broker-dealer quotes, ratings and corresponding issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the market sector and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

The Company analyzes price and market valuations received and has in place certain control processes to determine the reasonableness of financial asset fair values. These processes are designed to ensure (1) the values received are reasonable and accurately recorded, (2) the data inputs and valuation techniques utilized are appropriate and consistently applied, and (3) the assumptions are reasonable and consistent with the objective of determining fair value.

The fair value of the Company's equity securities portfolio was $135.5 million at December 31, 2017. All of the portfolio was priced from observable market quotations at December 31, 2017. Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker-dealer quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.

At December 31, 2017, Level 3 invested assets comprised 2.8% of the Company's total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value.

Other-than-temporary Impairment

The Company's methodology of assessing OTTI is based on security-specific facts and circumstances as of the reporting date. The Company has a policy and process to evaluate investments (at the cusip/issuer level) on a quarterly basis to assess whether there has been OTTI. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for fixed maturity securities, the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis; and for equity securities, the Company's ability and intent to hold the security for the recovery of cost or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment.

When OTTI is deemed to have occurred, the investment is written-down to fair value at the trade lot level, with a realized loss charged to income for the period for the full loss amount for all equity securities and the credit-related loss portion associated with impaired fixed maturity securities. The amount of the total OTTI related to non-credit factors for fixed maturity securities is recognized in other comprehensive income, net of applicable taxes, in which the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis. See also Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Other-than-temporary Impairment.

Goodwill

Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess; the charge could have a material adverse effect on the Company's results of operations. The Company's reporting units, for which goodwill has been allocated, are equivalent to the Company's operating segments. As of December 31, 2017, the Company's allocation of goodwill by reporting unit/segment was as follows: $28.0 million, Retirement; $9.9 million, Life; and $9.5 million, Property and Casualty. Also see Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Goodwill.

The process of evaluating goodwill for impairment requires management to make multiple judgments and assumptions to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company's own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates are based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which consider market participant inputs and the relative risk associated with the projected cash flows. Other assumptions include levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company's reasonable expectation regarding future developments. The Company also considers other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value of a reporting unit to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. There were no events or material changes in circumstances during 2017 that indicated that an adverse material change in the fair value of the Company's reporting units had occurred.

Deferred Policy Acquisition Costs for Investment Contracts and Life Insurance Products with Account Values

Deferred Policy Acquisition Costs (DAC), consisting of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, are deferred and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, DAC is amortized over 20 years in proportion to estimated gross profits. DAC is amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for IUL. See also Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Deferred Policy Acquisition Costs.

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of net realized investment gains and losses. For the variable deposit portion of Retirement, the Company amortizes DAC utilizing a future financial market performance assumption of an 8.0% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company's long-term assumption. The Company's practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained annual deviations are experienced. The Company monitors these fluctuations and only changes the assumption when the long-term expectation changes. The potential effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/ (increase) in the DAC amortization expense of approximately $2.0 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At December 31, 2017, the ratio of DAC to the total annuity accumulated cash value was 2.6%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of DAC. In terms of the sensitivity of this amortization to two of the more significant assumptions, based on DAC as of December 31, 2017 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.3 million and $0.4 million and (2) a 1.0% deviation from the targeted financial market performance for the underlying mutual funds of the Company's variable annuities would impact amortization between $0.3 million and $0.4 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to DAC amortization expense is included in Results of Operations for the Three Years Ended December 31, 2017.

Liabilities for Property and Casualty Claims and Claim Expenses

Underwriting results of Property and Casualty are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years that transpire between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for Property and Casualty claims include provisions for payments to be made on reported claims (case reserves), claims incurred but not yet reported (IBNR) and associated settlement expenses (together, loss reserves).

The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions, public attitudes and medical costs. The Company calculates and records a single best estimate of the reserve (which is equal to the actuarial point estimate) as of each reporting date.

Reserves are re-estimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve re-estimates. A detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in Notes to Consolidated Financial Statements — Note 5 — Property and Casualty Unpaid Claims and Claim Expenses. Due to the nature of the Company's personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmentally related items such as mold.

Based on the Company's products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property and Casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6.0%, which equates to plus or minus approximately $10.0 million of net income based on net reserves as of December 31, 2017. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

There are a number of assumptions involved in the determination of the Company's Property and Casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. Management estimates that a 2.0% change in claim severity or claim frequency for the most recent 36 month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated net reserves of between $7.0 million and $11.0 million for long-tail liability related exposures (automobile liability coverages) and between $1.0 million and $3.0 million for short-tail liability related exposures (property and automobile physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.

The Company's actuaries discuss their loss and loss adjustment expense actuarial analysis with management. As part of this discussion, the indicated point estimate of the IBNR loss reserve by line of business (coverage) is reviewed. The Company's actuaries also discuss any indicated changes to the underlying assumptions used to calculate the indicated point estimate. Any variance between the indicated reserves from these changes in assumptions and the previously carried reserves is reviewed. After discussion of these analyses and all relevant risk factors, management determines whether the reserve balances require adjustment. The Company's best estimate of loss reserves may change depending on a revision in the underlying assumptions.

The Company's liabilities for unpaid claims and claim expenses for Property and Casualty were as follows:

($ in millions)	December 31, 2017			December 31, 2016
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)

Automobile liability	$97.3	$164.5	$261.8	$95.2	$152.5	$247.7
Automobile other	11.9	0.7	12.6	6.9	1.8	8.7
Property	9.2	26.0	35.2	11.2	26.2	37.4
All other	1.4	8.2	9.6	2.9	11.1	14.0
Total	$119.8	$199.4	$319.2	$116.2	$191.6	$307.8

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company's re-estimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Re-estimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2017, the impact of a reserve re-estimation resulting in a 1.0% increase in net reserves would be a decrease of approximately $2.0 million in net income. A reserve re-estimation resulting in a 1.0% decrease in net reserves would increase net income by approximately $2.0 million.

Favorable prior years' reserve reestimates increased net income in 2017 by approximately $2.7 million pretax, primarily the result of favorable severity trends in property for accident years 2015 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at December 31, 2017.

Investment Contract and Life Policy Reserves

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and lapses. Mortality and lapse assumptions for all policies have been based on actuarial tables which are consistent with the Company's own experience. In the event actual experience is worse than the assumptions, additional reserves may be required. This would result in a charge to income for the period in which the increase in reserves occurred. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. See also Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Contract and Life Policy Reserves.

Results of Operations for the Three Years Ended December 31, 2017

Insurance Premiums and Contract Charges

($ in millions)	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2017	2016	Percent	Amount	2015
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property and Casualty	$662.8	$634.3	4.5%	$28.5	$605.8
Retirement (annuity)	453.1	520.2	-12.9%	(67.1)	548.0
Life	111.2	108.0	3.0%	3.2	102.7
Total	$1,227.1	$1,262.5	-2.8%	$(35.4)	$1,256.5

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property and Casualty	$648.3	$620.5	4.5%	$27.8	$596.0
Retirement (annuity)	28.0	24.9	12.4%	3.1	25.4
Life	118.4	113.7	4.1%	4.7	110.5
Total	$794.7	$759.1	4.7%	$35.6	$731.9

Number of Policies and Contracts in Force
(actual counts)

	As of December 31,
	2017	2016	2015
Property and Casualty
Automobile	478,951	484,915	486,939
Property	216,306	220,137	224,531
Total	695,257	705,052	711,470
Retirement	223,287	219,105	211,071
Life	197,889	197,937	201,789

For 2017, the Company's premiums written and contract deposits* of $1,227.1 million decreased $35.4 million, or 2.8% driven by a decline in sales of single premium annuity products in Retirement. For 2016, the Company's premiums written and contract deposits of $1,262.5 million increased $6.0 million, or 0.5%, compared to 2015. The Company's premiums and contract charges earned increased $35.6 million, or 4.7%, compared to 2016, primarily due to increases in average premium per policy for both property and automobile. For 2016, the Company's premiums and contract charges earned increased $27.2 million, or 3.7%, compared to 2015 primarily due to increases in average premium per policy for both property and automobile.

Total Property and Casualty premiums written* increased 4.5%, or $28.5 million, in 2017, compared to 2016, primarily due to increases in average written premium per policy for both property and automobile. For 2017, the Company's full year rate plan anticipated mid-single digit average rate increases (including states with no rate actions) for both automobile and property; average approved rate changes during 2017 were slightly higher at 8.7% for automobile and slightly lower at 4.3% for property.

Based on policies in force, the automobile 12 month retention rate for new and renewal policies was 83.0% compared to 83.5% at December 31, 2016 and 84.7% at December 31, 2015, respectively, with the decrease due to recent rate and underwriting actions. The property 12 month new and renewal policy retention rate was 87.6%, 87.8% and 88.3% at December 31, 2017, 2016 and 2015, respectively, with the decrease due to recent rate and underwriting actions.

Automobile premiums written* increased 5.8%, or $24.8 million, compared to 2016. In 2017, the average written premium per policy and average earned premium per policy increased 6.1% and 5.7%, respectively, compared to 2016. In 2016, automobile premiums written increased 5.9%, or $23.7 million, compared to 2015. In 2016, the average written premium per policy and average earned premium per policy increased 5.0% and 3.8%, respectively, compared to 2015. For automobile, the number of educator policies has been stable relative to overall automobile policies over the past three years as educators represented 85.2%, 85.2% and 85.0% of the automobile policies in force as of December 31, 2017, 2016 and 2015, respectively.

Property premiums written* increased 1.7%, or $3.5 million, compared to 2016. Property premiums written increased 2.4%, or $4.8 million, compared to 2015. While the number of property policies in force has declined, the average written premium per policy and average earned premium per policy increased 2.2% and 2.6%, respectively, in 2017 compared to 2016. In addition, reduced catastrophe reinsurance costs benefited the current period premiums written by approximately $0.5 million. In 2016, while the number of property policies in force declined, the average written premium per policy and average earned premium per policy each increased 3.5% compared to a year earlier. For property, the number of educator policies has been stable relative to overall property policies over the past three years as educators represented 82.3%, 82.0% and 81.5% of the property policies in force as of December 31, 2017, 2016 and 2015, respectively.

The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

For 2017, total annuity deposits* decreased 12.9%, or $67.1 million, compared to 2016. The 2017 decrease reflected a 21.3% decrease in single premium and rollover deposit receipts, while recurring deposit receipts were flat. For 2016, total annuity deposits received decreased 5.1%, or $27.8 million, compared to 2015, including a 7.6% decrease in recurring deposit receipts and a 3.3% decrease in single premium and rollover deposit receipts. The decrease is largely due to non-recurring deposits in 2015 related to changes in the Company's employee retirement savings plan.

In 2017, new deposits to fixed accounts of $279.2 million decreased 21.7%, or $77.4 million, and new deposits to variable accounts of $173.9 million increased 6.3%, or $10.3 million, compared to 2016. In 2016, new deposits to fixed accounts of $356.6 million decreased 4.4%, or $16.5 million, and new deposits to variable accounts of $163.6 million decreased 6.5%, or $11.3 million, compared to 2015.

Total annuity accumulated value on deposit of $6.8 billion at December 31, 2017 increased 5.2% compared to December 31, 2016, reflecting new deposits received as well as favorable retention. Accumulated value retention for the variable annuity option was 89.5%, 94.7% and 94.3% for 2017, 2016 and 2015, respectively; fixed annuity retention was 92.6%, 94.6% and 94.8% for the respective years.

Variable annuity accumulated balances of $2.2 billion at December 31, 2017 increased 11.9% compared to December 31, 2016, reflecting a positive impact from financial market performance over the 12 months partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Compared to 2016, Retirement contract charges earned increased 12.4%, or $3.1 million. Variable annuity accumulated balances of $1.9 billion at December 31, 2016 increased 6.8% compared to December 31, 2015, reflecting a positive impact from financial market performance over the 12 months partially offset by net balances transferred from the variable account option to the guaranteed interest rate fixed account option. Retirement contract charges earned decreased 2.0%, or $0.5 million, compared to 2015.

Life premiums and contract deposits* for 2017 increased 3.0%, or $3.2 million, compared to 2016, including the favorable impact of new ordinary life business growth. Life premiums and contract deposits for 2016 increased 5.2%, or $5.3 million, compared to 2015, including the favorable impact of new ordinary life business growth. The ordinary life insurance in force lapse ratio was 4.9%, 4.3% and 4.1% for 2017, 2016 and 2015, respectively.

Sales*

For 2017, Property and Casualty new annualized sales premiums increased 4.9% compared to 2016, as 4.9%, or $4.4 million, growth in new automobile sales was accompanied by growth in property sales of 4.4%, or $0.8 million.

During the second quarter of 2017, the Company introduced a series of annuity products featuring a level commissions structure based on account value and flexibility to move between products without surrender charges. Although the Company continues to focus on new products, agent training and marketing programs which emphasize retirement planning, annuity sales by Horace Mann's Exclusive Distributors decreased 11.1% compared to 2016 consistent with our expectations after removing commission-based products for new sales. Sales from the Independent Agent distribution channel, which represent 7.0% of total annuity sales in 2017 and are largely single premium and rollover annuity deposits, decreased 31.7% compared to a year earlier. As a result, total Horace Mann annuity sales from the combined distribution channels decreased 12.9%, or $67.1 million, compared to 2016. It should be noted that historically, reported annuity sales for HM products were determined based on annualized new recurring deposits as well as single deposits/rollovers. Effective January 1, 2017, reported annuity sales are based on total recurring deposits as well as single deposits/rollovers. All historical annuity sales information presented has been revised to conform to the new reporting methodology.

The Company's introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, as well as the IUL product, have contributed to an increase in sales of proprietary life products. For 2017, sales of Horace Mann's proprietary life insurance products totaled $17.7 million, representing an increase of 13.5%, or $2.1 million, compared to 2016, including an increase of $2.0 million for single premium sales.

Distribution

At December 31, 2017, there was a combined total of 694 Exclusive Distributors, compared to 683 at December 31, 2016 and 742 at December 31, 2015. The Company continues to expect higher quality standards for Exclusive Distributors to focus on improving both customer experiences and productivity in their respective territories. The dedicated sales force is supported by the Company's customer contact center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The Customer Contact Center is also able to assist educators in territories which are not currently served by an Exclusive Distributor.

As mentioned above, the Company also utilizes a nationwide network of Independent Agents who comprise an additional distribution channel for the Company's 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 266 authorized agents at December 31, 2017. During 2017, this channel generated $31.7 million in new annuity sales for the Company compared to $46.4 million for 2016 and $53.3 million for 2015, with the new business primarily comprised of single and rollover deposit business over the three year period.

Net Investment Income

For 2017, net investment income of $373.6 million pretax increased 3.4%, or $12.4 million, (3.2%, or $7.7 million, after tax) compared to 2016. While annuity asset balances in Retirement continue to grow, overall investment results reflected an increase in investment prepayment activity and favorable returns on alternative investments, partially offset by the impact of the current low interest rate environment. For 2016, net investment income of $361.2 million pretax increased 8.6%, or $28.6 million, (7.9%, or $17.7 million, after tax) compared to 2015. Average invested assets increased 4.2% for the year ended December 31, 2017. The average pretax yield on the total investment portfolio was 5.2% (3.4% after tax) for 2017, compared to the pretax yield of 5.2% (3.5% after tax) and 5.1% (3.4% after tax) for 2016 and 2015, respectively. During 2017, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with the Company's overall conservative investment guidelines.

Net Realized Investment Gains and Losses (Pretax)

For 2017, net realized investment losses were $3.4 million compared to net realized investment gains of $4.1 million and $12.7 million in 2016 and 2015, respectively. The net gains and losses in all periods were realized primarily from ongoing investment portfolio management activity and, when determined, the recognition of OTTI.

For 2017, the Company's net realized investment losses of $3.4 million included $30.5 million of gross gains realized on security sales partially offset by $21.3 million of realized losses primarily on securities that were disposed of during 2017 and $12.6 million of OTTI charges recorded largely on Puerto Rico and other fixed maturity securities, as well as some equity securities.

For 2016, the Company's net realized investment gains of $4.1 million included $23.3 million of gross gains realized on security sales and calls partially offset by $8.1 million of realized losses on securities that were disposed of during 2016 and $11.1 million of OTTI charges recorded largely on Puerto Rico and energy sector fixed maturity securities, as well as some equity securities.

For 2015, the Company's net realized investment gains of $12.7 million included $39.6 million of gross gains realized on security sales and calls partially offset by $7.4 million of realized losses on securities that were disposed of during 2015, primarily mortgage-backed and municipal securities, and $19.5 million of OTTI charges recorded largely on energy sector and Puerto Rico fixed maturity securities and one unrelated equity security.

The Company, from time to time, sells securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company's intent to sell an invested asset.

Fixed Maturity and Equity Securities Portfolios

The table below presents the Company's fixed maturity and equity securities portfolios by major asset class, including the ten largest sectors of the Company's corporate bond holdings (based on fair value). Compared to December 31, 2016, credit spreads were tighter across most asset classes at December 31, 2017 and U.S. Treasury rates were mostly flat, which resulted in higher net unrealized investment gains in the Company's fixed maturity securities holdings.

	December 31, 2017
($ in millions)	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	116	$657.3	$619.5	$37.8
Insurance	55	278.2	250.3	27.9
Energy (1)	57	222.3	207.5	14.8
Technology	34	182.9	175.3	7.6
HealthCare,Pharmacy	45	161.6	151.8	9.8
Real Estate	40	155.0	147.4	7.6
Utilities	38	142.9	123.7	19.2
Transportation	36	136.5	129.9	6.6
Telecommunications	19	90.1	82.7	7.4
Food and Beverage	20	81.8	78.5	3.3
All other corporates (2)	181	470.4	442.9	27.5
Total corporate bonds	641	2,579.0	2,409.5	169.5
Mortgage-backed securities
U.S. Government and federally sponsored agencies	233	442.3	417.3	25.0
Commercial (3)	137	582.0	580.7	1.3
Other	29	87.8	86.8	1.0
Municipal bonds (4)	398	1,893.3	1,711.6	181.7
Government bonds
U.S.	39	735.4	714.6	20.8
Foreign	16	102.7	96.7	6.0
Collateralized loan obligations (5)	115	649.7	647.1	2.6
Asset-backed securities	104	651.9	638.7	13.2
Total fixed maturity securities	1,712	$7,724.1	$7,303.0	$421.1

Equity securities
Non-redeemable preferred stocks	12	$61.5	$58.6	$2.9
Common stocks	97	53.4	37.7	15.7
Closed-end fund	1	20.6	20.0	0.6
Total equity securities	110	$135.5	$116.3	$19.2

Total	1,822	$7,859.6	$7,419.3	$440.3

(1)	At December 31, 2017, the fair value amount included $15.5 million which were non-investment grade.

(2)
The All Other Corporates category contains 19 additional industry classifications. Gaming, broadcast and media, natural gas, metal and mining and retail represented $306.0 million of fair value at December 31, 2017, with the remaining 14 classifications each representing less than $29.7 million.

(3)	At December 31, 2017, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, 40.2% are tax-exempt and 77.8% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at December 31, 2017.

(5)	Based on fair value, 96.7% of the collateralized loan obligation securities were rated investment grade by S&P, Moody's and/or Fitch at December 31, 2017.

At December 31, 2017, the Company's diversified fixed maturity securities portfolio consisted of 2,701 investment positions, issued by 1,712 entities, and totaled approximately $7.7 billion in fair value. This portfolio was 96.5% investment grade, based on fair value, with an average quality rating of A+. The Company's investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for AA or AAA rated securities, 0.35% of invested assets for A or BBB rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company's fixed maturity securities and equity securities portfolios by rating category. At December 31, 2017, 95.6% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)
($ in millions)

	December 31, 2017
($ in millions)	Percent of Total Fair Value	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA	7.4%	$571.8	$554.5
AA (2)	40.4	3,121.5	2,966.4
A	23.8	1,838.7	1,710.3
BBB	24.8	1,915.1	1,806.6
BB	2.2	173.8	170.1
B	0.6	47.3	46.8
CCC or lower	0.1	1.3	1.3
Not rated (3)	0.7	54.6	47.0
Total fixed maturity securities	100.0%	$7,724.1	$7,303.0
Equity securities
AAA	—	—	—
AA	—	—	—
A	—	—	—
BBB	45.4%	$61.5	$58.6
BB	—	—	—
B	—	—	—
CCC or lower	—	—	—
Not rated	54.6	74.0	57.7
Total equity securities	100.0%	$135.5	$116.3

Total		$7,859.6	$7,419.3

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At December 31, 2017, the AA rated fair value amount included $735.4 million of U.S. Government and federally sponsored agency securities and $603.9 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P, Moody's or Fitch.

At December 31, 2017, the fixed maturity securities and equity securities portfolios had a combined $22.8 million pretax of gross unrealized investment losses on $1,359.2 million fair value related to 512 positions. Of the investment positions (fixed maturity securities and equity securities) with gross unrealized investment losses, there were none trading below 80.0% of the carrying value at December 31, 2017.

The Company views the unrealized investment losses of all of the securities at December 31, 2017 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of OTTI.

Benefits, Claims and Settlement Expenses

($ in millions)	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2017	2016	Percent	Amount	2015

Property and Casualty	$496.3	$464.1	6.9%	$32.2	$420.3
Retirement	5.8	3.9	48.7%	1.9	3.2
Life	80.2	73.1	9.7%	7.1	72.9
Total	$582.3	$541.1	7.6%	$41.2	$496.4

Property and Casualty catastrophe losses, included above (1)	$61.8	$60.0	3.0%	$1.8	$44.4

(1)	Property and Casualty catastrophe losses were incurred as follows:

	Year Ended December 31,
	2017	2016	2015
Three months ended
March 31	$17.2	$12.7	$10.5
June 30	32.4	27.3	21.3
September 30	8.6	8.4	5.0
December 31	3.6	11.6	7.6
Total full year	$61.8	$60.0	$44.4

Property and Casualty Claims and Claim Expenses (losses)

($ in millions)	Year Ended December 31,
	2017	2016	2015
Incurred claims and claim expenses:
Claims occurring in the current year	$499.0	$471.1	$432.8
Decrease in estimated reserves for claims occurring in prior years (1)	(2.7)	(7.0)	(12.5)
Total claims and claim expenses incurred	$496.3	$464.1	$420.3

Property and Casualty loss ratio:
Total	76.6%	74.8%	70.5%
Effect of catastrophe costs, included above	9.5%	9.7%	7.4%
Effect of prior years' reserve development, included above	-0.4%	-1.1%	-2.1%

(1)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs indicating that the actual and remaining projected losses for prior years are below the level anticipated in the previous December 31 loss reserve estimate.

	Year Ended December 31,
	2017	2016	2015
Three months ended
March 31	$(1.0)	$(2.0)	$(4.0)
June 30	(0.6)	(1.6)	(3.2)
September 30	(0.5)	(0.7)	(2.8)
December 31	(0.6)	(2.7)	(2.5)
Total full year	$(2.7)	$(7.0)	$(12.5)

For 2017, the Company's benefits, claims and settlement expenses increased $41.2 million, or 7.6%, compared to the prior year primarily reflecting increases in Property and Casualty current accident year loss severity and frequency and catastrophe costs as well as a $3.0 million increase in life mortality costs. In 2016, the Company's benefits, claims and settlement expenses increased $44.7 million, or 9.0%, compared to the prior year primarily reflecting increases in Property and Casualty current accident year loss severity and frequency — specifically, in automobile — and catastrophe costs, partially offset by a reduction in property current accident year non-catastrophe losses and a $4.0 million decrease in life mortality costs.

For 2017, 2016 and 2015, the favorable development of prior years' Property and Casualty reserves of $2.7 million, $7.0 million and $12.5 million, respectively, for each year was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31st loss reserve estimate. In 2017, the favorable development was predominantly the result of favorable severity trends in property for accident years 2015 and prior. For 2016, the favorable development was predominantly the result of favorable severity trends in property for accident years 2014 and prior. For 2015, the favorable development was primarily for accident years 2013 and prior and predominantly the result of favorable severity trends in property loss emergence, accompanied by favorable severity and frequency trends in automobile loss emergence.

For 2017, the automobile loss ratio of 79.4% decreased by 0.8 percentage points compared to the prior year, including (1) the favorable impact of rate actions taken in recent years and (2) the impact of catastrophe costs that resulted in a 0.2 percentage point decrease partially offset by (3) development of prior years' reserves that had a 0.2 percentage point less favorable impact in the current year. The property loss ratio of 70.5% for 2017 increased 6.6 percentage points compared to the prior year, including (1) the impact of higher current accident year non-catastrophe losses weather-related for 2017, (2) development of prior years' reserves that had a 1.5 percentage point less favorable impact in the current year, and (3) higher catastrophe costs. Catastrophe costs represented 24.5 percentage points of the property loss ratio for 2017 compared to 24.2 percentage points for 2016.

Interest Credited to Policyholders

($ in millions)	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2017	2016	Percent	Amount	2015

Retirement (annuity)	$153.5	$147.3	4.2%	$6.2	$138.7
Life	45.1	44.7	0.9%	0.4	44.1
Total	$198.6	$192.0	3.4%	$6.6	$182.8

Compared to 2016, the 2017 increase in Retirement segment interest credited reflected a 4.8% increase in average accumulated fixed deposits, at an average crediting rate of 3.6% for both years. Compared to a year earlier, the 2016 increase in Retirement interest credited reflected a 7.6% increase in average accumulated fixed deposits, partially offset by a 1 basis point decline in the average annual interest rate credited to 3.6%. Life interest credited increased slightly in both 2017 and 2016 as a result of the growth in reserves for life insurance products with account values.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the years ended December 31, 2017, 2016 and 2015, were 194 basis points, 193 basis points and 184 basis points, respectively. The interest spread increased due to an increase in investment prepayment activity as well as favorable returns within the Company's alternative investment portfolio and a continuation of disciplined crediting rate management, partially offset by pressures of the low interest rate environment.

As of December 31, 2017, fixed annuity account values totaled $4.6 billion, including $4.4 billion of deferred annuities. As shown in the table below, for 86.6%, or $3.8 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company's ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business are invested in fixed maturity securities.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $510.6 million of Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company's existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $2.0 million in year one and $6.0 million in year two, further reducing the net interest spread by approximately 4 basis points and 11 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of deferred policy acquisition costs. In terms of the sensitivity of this amortization to the net interest spread, based on DAC as of December 31, 2017 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

($ in millions)	December 31, 2017
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	25.2%	$1,100.2	51.6%	15.0%	$567.9
Equal to 2% but less than 3%	7.0	306.9	82.9	6.7	254.5
Equal to 3% but less than 4%	14.1	615.5	99.9	16.2	615.0
Equal to 4% but less than 5%	52.5	2,297.7	100.0	60.7	2,297.7
5% or higher	1.2	54.0	100.0	1.4	54.0
Total	100.0%	$4,374.3	86.6%	100.0%	$3,789.1

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K and other factors discussed herein.

DAC Amortization Expense

DAC amortization expense was $102.2 million for 2017 compared to $96.7 million and $98.9 million for the years ended December 31, 2016 and 2015, respectively. The increase in 2017 was primarily attributable to Retirement unlocking DAC accompanied by growth in premiums and related commissions for Property and Casualty. For 2016, the decrease in DAC amortization expense was largely attributable to a $3.7 million pretax favorable change in DAC unlocking in Retirement offset by the growth in premiums and related commissions for Property and Casualty. For Life, unlocking resulted in an immaterial change in amortization at December 31, 2017, 2016 and 2015.

Operating Expenses

In 2017, operating expenses of $187.8 million increased $14.7 million, or 8.5%, compared to 2016. The 2017 expense level was consistent with management's expectations as the Company makes expenditures supporting targeted strategies in product, distribution and infrastructure, which are intended to enhance the overall customer experience, increase sales, and support favorable policy retention and business cross-sale ratios. In 2016, operating expenses of $173.1 million increased $15.7 million, or 10.0%, compared to 2015.

The Property and Casualty expense ratio was 26.7% for 2017 and 2016. The Property and Casualty expense ratio for 2015 was 26.5%, which included an incentive compensation expense reduction of 0.4 percentage points.

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

Income Tax Expense

The effective income tax rate on the Company's pretax income, including net realized investment gains and losses, was (91.1)%, 26.6% and 27.8% for the years ended December 31, 2017, 2016 and 2015, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates 11.0, 8.5 and 7.9 percentage points for 2017, 2016 and 2015, respectively.

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted by the U.S. government. The Tax Act is generally effective January 1, 2018, and among other changes, reduced the federal corporate income tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax, modified numerous insurance-specific provisions, and further limited deductions for executive compensation. The effects of the Tax Act are reflected in the Company's deferred tax calculations as of December 31, 2017.

ASC 740 Income Taxes requires that the impact of the Tax Act be recognized in the period in which the law was enacted. As a result, total income tax expense for 2017 included a benefit of $99.0 million, reducing the 2017 effective income tax rate by 111.6 percentage points, from re-measuring the Company’s deferred taxes to reflect the change in tax rates included in the Tax Act as of the date of enactment. The Tax Act will have an ongoing benefit to the Company, with near-term effective tax rates on operations of approximately 15.0 to 18.0 percent.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At December 31, 2017, the Company's federal income tax returns for years prior to 2014 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company's financial position or results of operations. See also Notes to Consolidated Financial Statements - Note 8 - Income Taxes.

Net Income

For 2017, the Company's net income of $169.4 million increased $85.6 million compared to 2016. The Company's net income benefited $99.0 million ($0.6 million in Property and Casualty, $39.5 million in Retirement, $60.3 million in Life and $(1.4) million in Corporate and Other) from the re-measurement of its DTL attributed to the passage of the Tax Cuts and Jobs Act of 2017. After tax net realized investment losses were $1.7 million compared to after tax net realized investment gains of $2.3 million a year earlier. Additional detail is included in the Executive Summary at the beginning of this MD&A.

For 2016, the Company's net income of $83.8 million represented a decrease of $9.7 million compared to 2015. After tax net realized investment gains were $2.3 million compared to $8.6 million a year earlier.

For 2015, the Company's net income of $93.5 million declined $10.7 million compared to 2014, reflecting improvement in current accident year non-catastrophe results for property, pressure on automobile results primarily due to loss severity, a higher level of life mortality losses and a negative impact due to DAC unlocking in Retirement. Net income in 2015 was also reduced by debt retirement costs.

Net income (loss) by segment and net income per diluted share were as follows:

($ in millions)	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2017	2016	Percent	Amount	2015
Analysis of net income (loss) by segment:
Property and Casualty	$17.8	$25.6	-30.5%	$(7.8)	$40.0
Retirement	88.4	50.7	74.4%	37.7	43.4
Life	77.6	16.6	N.M.	61.0	15.0
Corporate and Other (1)	(14.4)	(9.1)	58.2%	(5.3)	(4.9)
Net income	169.4	83.8	102.1%	85.6	93.5

Effect of catastrophe costs, after tax, included above	$(40.2)	$(39.1)	2.8%	$(1.1)	$(28.9)
Effect of net realized investment gains (losses), after tax, included above	$(1.7)	$2.3	N.M.	$(4.0)	$8.6
Effect of debt retirement costs, after tax, included above	$—	$—	N.M.	$—	$(1.5)

Diluted:
Net income per share	$4.08	$2.02	102.0%	$2.06	$2.20
Weighted average number of shares and equivalent shares (in millions)	41.6	41.5	0.2%	0.1	42.4

Property and Casualty combined ratio:
Total	103.3%	101.5%	N.M.	1.8%	97.0%
Effect of catastrophe costs, included above	9.5%	9.7%	N.M.	-0.2%	7.4%
Effect of prior years' reserve development, included above	-0.4%	-1.1%	N.M.	0.7%	-2.1%

N.M. - Not meaningful.

(1)
Corporate and Other includes interest expense on debt, net realized investment gains and losses, corporate debt retirement costs, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the operating segments, consistent with the basis for management's evaluation of the results of those segments.

As described in footnote (1) to the table above, Corporate and Other reflects corporate-level transactions. Of those transactions, net realized investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment's net income or loss. For 2017, net realized investment losses after tax were $1.7 million while in 2016 and 2015, net realized investment gains after tax were $2.3 million and $8.6 million, respectively. In addition, 2016 reflected a $1.3 million pretax reduction in debt interest expense as a result of the refinancing transactions completed in 2015. The debt redemption in 2015 resulted in a pretax charge of $2.3 million, partially offset by a $1.1 million reduction in debt interest expense compared to 2014.

Return on average shareholders' equity based on net income was 12.3%, 6.2% and 7.1% for the years ended December 31, 2017, 2016 and 2015, respectively.

Outlook for 2018

At the time of this Annual Report on Form 10-K, management estimates that 2018 full year core earnings* will be within a range of $2.10 to $2.30 per diluted share. This projection incorporates the Company's results for 2017 and anticipates continued improvement in the Company's underlying automobile combined ratio, 6 to 7 points of catastrophe losses, Retirement and Life segment core earnings* comparable to 2017 reflecting lower net interest spreads and consistent mortality costs, as well as continued strategic investment in modernization of technology and infrastructure to accelerate growth and capacity. This projection also encompasses the impacts of the Tax Cuts and Jobs Act of 2017, reflecting an overall effective tax rate of between 15% and 18%. As a result of the continued low interest rate environment, management expects the Company's overall pretax annualized investment yield to decline by 20-30 basis points, impacting each of the three operating segments. Within Property and Casualty, both approved and planned premium rate increases, as well as continued underwriting initiatives, are expected to improve the underlying automobile combined ratio by 2 to 2.5 points and the underlying property combined ratio by 1.0 to 1.5 points. Net income for Retirement will continue to be impacted by the prolonged interest rate environment and the net interest spread is anticipated to grade down to around 170 basis points through the course of 2018. Life net income will be consistent with 2017 due to net investment income pressures and comparable mortality costs. In addition to the segment-specific factors, the Company's initiatives for customer service and infrastructure improvements, as well as continued investment in the Company's agency force, will continue and result in a modest increase in expense levels compared to 2017.
As described in Critical Accounting Policies, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's estimates above. Additionally, see Forward-looking Information and Item 1A. Risk Factors in this Annual Report on Form 10-K concerning other important factors that could impact actual results. Management believes that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2017, 2016 and 2015, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company's investment portfolio, which is comprised primarily of investment grade, fixed maturity securities, is located in Results of Operations for the Three Years Ended December 31, 2017 — Net Realized Investment Gains and Losses, Item 1. Business — Investments and in the Notes to Consolidated Financial Statements — Note 2 — Investments listed on page F-1 of this report.

Cash Flow

The short-term liquidity requirements of the Company, within a 12 month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet the Company's operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth, pay dividends to shareholders and repurchase shares of HMEC's common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity policy claims and benefits, as well as retirement of long-term debt.

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the Property and Casualty and Life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2017, net cash provided by operating activities increased $45.2 million, or 21.4% compared to 2016, largely due to an increase in Premiums collected and Investment income collected and a decrease in Income taxes paid offset by an increase in Policyholder benefits paid.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2018 from all of HMEC's insurance subsidiaries without prior regulatory approval is $94.0 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs. Additional information is contained in Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions listed on page F-1 of this report.

Investing Activities

HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity, as well as equity securities, and reinvest the proceeds into other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale.

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, issuances and repurchases of HMEC's common stock, fluctuations in bank overdraft balances, and borrowings, repayments and repurchases related to debt facilities. For the year ended 2017, financing activities included an increase of $77.9 million attributable to fixed account withdrawals due to the transfer of all the Company’s 401(k) assets to a third-party provider.

In 2013, Horace Mann Life Insurance Company (HMLIC) one of the Company's subsidiaries became a member of FHLB. HMLIC received $250.0 million under a funding agreement in December 2013, received an additional $250.0 million in September 2014, and received an additional $75.0 million in December 2015 with receipt of those funds reflected in Annuity Contracts: Variable, Fixed and FHLB Funding Agreements, Deposits as a component of the Company's financing activities for the respective years. Exclusive of these transactions, the Company's annuity business produced net positive cash flows in 2017, 2016 and 2015. For the year ended December 31, 2017, receipts from annuity contracts, also excluding the FHLB transactions, decreased $67.1 million, or 12.9%, compared to 2016, as described in Results of Operations for the Three Years Ended December 31, 2017 — Insurance Premiums and Contract Charges. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values decreased $61.1 million, or 17.5%, compared to the prior year.

In 2017, Horace Mann Insurance Company (HMIC) became a member of FHLB, which provides HMIC with access to collateralized borrowings and other FHLB products. In the fourth quarter of 2017, HMIC received $50.0 million in executed borrowings with receipt of those funds reflected in FHLB borrowings. HMIC's FHLB borrowings of $50.0 million are included in Long-term debt on the Consolidated Balance Sheet. Proceeds from the FHLB borrowings have been invested in high quality floating rate assets with the primary objective of generating incremental investment income with an emphasis on minimizing interest rate risk and preserving capital.

The Company's Senior Notes due 2015 matured on June 15, 2015 and the Company repaid the $75.0 million initially utilizing funds borrowed under its existing Bank Credit Facility. Repayment of the Senior Notes due 2015 resulted in no debt retirement costs impacting the Company's net income for 2015. In November 2015, the Company issued $250.0 million aggregate principal amount of 4.50% Senior Notes due 2025 and used the net proceeds to redeem all of its outstanding 6.85% Senior Notes due April 15, 2016 and fully repay the $113.0 million of outstanding borrowings under the Company's Bank Credit Facility. Repayment of the Senior Notes due 2016 resulted in $2.3 million pretax of debt retirement costs impacting the Company's net income for 2015, nearly all of which required cash. The remaining net proceeds from the issuance of the Senior Notes due 2025 were available for general corporate purposes.

Contractual Obligations

The following table shows the Company's contractual obligations, as well as the projected timing of payments.

($ in millions)	Payments Due By Period as of December 31, 2017
	Total	Less Than 1 Year (2018)	1 - 3 Years (2019 and 2020)	3 - 5 Years (2021 and 2022)	More Than 5 Years (2023 and beyond)
Fixed annuities and fixed option of variable annuities (1)	$7,012.3	$263.9	$535.8	$560.1	$5,652.5
Supplemental contracts (1)(2)	1,055.6	29.6	301.8	46.1	678.1
Life insurance policies (1)	2,577.9	93.7	191.8	192.6	2,099.8
Property and Casualty claims and claim adjustment expenses (1)	261.8	168.9	81.6	10.8	0.5
Long-term debt obligations, FHLB borrowings due October and December 2022 (3)	54.6	1.6	1.6	51.4	—
Long-term debt obligations Senior Notes due December 1, 2025 (4)	340.0	11.3	22.5	22.5	283.7
Operating lease obligations (5)	9.8	2.7	4.2	2.4	0.5

Total	$11,312.0	$571.7	$1,139.3	$885.9	$8,715.1

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments and is net of anticipated reinsurance recoveries.

(2)	Includes $575.0 million obligation to FHLB plus interest.

(3)	Includes $50.0 million obligation to FHLB plus interest.

(4)	Includes principal and interest.

(5)
The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copier machines.

Estimated Future Policy Benefit and Claim Payments - Retirement and Life

This discussion addresses the following contractual obligations disclosed above: fixed annuities and fixed option of variable annuities, supplemental contracts and life insurance policies. Payment amounts reflect the Company's estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP, including the effect of discounting, and consequently in many cases differ significantly from the summation of undiscounted cash flows.

For the majority of the Company's Retirement and Life insurance operations, the estimated contractual obligations for future policyholder benefits as presented in the table above were derived from the annual cash flow testing analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. Actual amounts may vary, potentially in a significant manner, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, and other contingent events as appropriate to the respective product types. Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2017. Separate Account (variable annuity) payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.

See Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Contract and Life Policy Reserves of this report for a description of the Company's method for establishing life and annuity reserves in accordance with GAAP.

Estimated Claims and Claim Related Payments - Property and Casualty

This discussion addresses claims and claim adjustment expenses as disclosed above. The amounts reported in the table are presented on a nominal basis, have not been discounted and represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses. Both the total liability and the estimated payments are based on actuarial projection techniques, at a given reporting date. These estimates include assumptions of the ultimate settlement and administrative costs based on the Company's assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of a claim and the time it is actually reported to the Company. The future cash flows related to the items contained in the table above required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim related payments is generally reliable only in the aggregate with some unavoidable estimation uncertainty.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the NAIC. Historically, the Company's insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in Notes to Consolidated Financial Statements — Note 10 — Statutory Information and Restrictions listed on page F-1 of this report.

The total capital of the Company was $1,799.1 million at December 31, 2017, including $297.5 million of long-term debt. Total debt represented 19.8% of total capital excluding net unrealized investment gains on fixed maturity and equity securities (16.5% including net unrealized investment gains on fixed maturity and equity securities) at December 31, 2017, which was below the Company's long-term target of 25%.

Shareholders' equity was $1,501.6 million at December 31, 2017, including net unrealized investment gains on fixed maturity and equity securities in the Company's investment portfolio of $300.1 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. The market value of the Company's common stock and the market value per share were $1,795.7 million and $44.10, respectively, at December 31, 2017. Book value per share was

$36.88 at December 31, 2017 ($29.51 excluding net unrealized investment gains on fixed maturity and equity securities).

Additional information regarding net unrealized investment gains on fixed maturity and equity securities in the Company's investment portfolio at December 31, 2017 is included in Results of Operations for the Three Years Ended December 31, 2017 — Net Realized Investment Gains and Losses.

Total shareholder dividends were $46.1 million for the year ended December 31, 2017. In March, May, September and December 2017, the Board announced regular quarterly dividends of $0.275 per share. Compared to the full year per share dividends paid in 2016 of $1.06, the total 2017 dividends paid per share of $1.10 represented an increase of 3.8%.

In December 2011, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million (2011 Plan). In September 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million (2015 Plan) to begin following the completion of the 2011 Plan. Both share repurchase programs authorize the repurchase of HMEC's common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase programs do not have expiration dates and may be limited or terminated at any time without notice. Utilization of the remaining authorization under the 2011 program was completed in January 2016. During 2017, the Company repurchased 48,440 shares of its common stock, or 0.1%, of the outstanding shares on December 31, 2016, at an aggregate cost of $1.7 million, or an average price of $34.26 per share, under the 2015 Plan. In total and through December 31, 2017, 2,848,050 shares were repurchased under the 2011 and 2015 Plans at an average price of $25.33 per share. The repurchase of shares was funded through use of cash. As of December 31, 2017, $27.8 million remained authorized for future share repurchases under the 2015 Plan authorization.

In November 2015, the Company issued $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes due 2025), which will mature on December 1, 2025, at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the Notes to Consolidated Financial Statements — Note 7 — Debt. For information regarding the use of proceeds from the issuance, see Liquidity and Financial Resources — Cash Flow — Financing Activities. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

In 2017, HMIC became a member of FHLB, which provides HMIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of membership stock, in June 2017, HMIC purchased common stock to meet the membership requirement. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 5.0% of the borrowing, or a lower percentage - such as 2.0% based on the Reduced Capitalization Advance Program. In 2017, HMIC purchased common stock to meet the activity-based requirement. For FHLB borrowings, the Board has authorized a maximum amount equal to the greater of 10% of admitted assets or 20% of surplus of the consolidated property and casualty companies. In the fourth quarter of 2017, the Company received $50.0 million in executed borrowings for HMIC. For the total $50.0 million received, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 1.57% as of December 31, 2017. HMIC's FHLB borrowings of $50.0 million are included in Long-term debt on the Consolidated Balance Sheet.

As of December 31, 2017, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2017. On June 15, 2015, the Senior Notes due 2015 matured and the Company repaid the $75.0 million aggregate principal amount initially utilizing $75.0 million of additional borrowing under the existing Bank Credit Facility. In November 2015, the Company utilized a portion of the proceeds from the issuance of the Senior Notes due 2025, described above, to fully repay the $113.0 million outstanding balance under the Company's Bank Credit Facility.

To provide additional capital management flexibility, the Company filed a "universal shelf" registration on Form S-3 with the SEC on March 12, 2015. The registration statement, which registered the offer and sale by the Company from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 12, 2015. Unless withdrawn by the Company earlier, this registration statement will remain effective through March 12, 2018. The Senior Notes due 2025, described above, were issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Annual Report on Form 10-K.

The Company's ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on investment contracts and life insurance products with account values) for the years ended December 31, 2017, 2016 and 2015 was 1.4x,1.6x and 1.7x, respectively. See also Exhibit 12 — Statement Regarding Computation of Ratios. The Company's ratio of earnings before interest expense to interest expense was 8.5x, 10.7x and 10.9x for the years ended December 31, 2017, 2016 and 2015, respectively.

Financial Ratings

HMEC's principal insurance subsidiaries are rated by S&P, Moody's, A.M. Best and Fitch. These rating agencies have also assigned ratings to the Company's long-term debt securities. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, the Company's access to sources of capital, cost of capital and competitive position. These ratings are not a recommendation to buy or hold any of the Company's securities.

Assigned ratings as of February 15, 2018 were unchanged from the disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company's Property and Casualty insurance subsidiaries and the Company's principal Life insurance subsidiary are the same):

February 15, 2018	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)

S&P	A	(stable)	BBB	(stable)
Moody's
Horace Mann Life Insurance Company	A3	(positive)	N.A.
HMEC's Property and Casualty subsidiaries	A3	(positive)	N.A.
HMEC	N.A.		Baa(3)	(positive)
A.M. Best	A	(stable)	bbb	(stable)
Fitch	A	(stable)	BBB	(stable)

N.A. – Not applicable.

Reinsurance Programs
Information regarding the reinsurance program for the Company's Property and Casualty segment is located in Item 1. Business — Property and Casualty Segment — Property and Casualty Reinsurance.
Information regarding the reinsurance program for the Company's Life segment is located in Item 1. Business — Life Segment.

Market Value Risk

Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also Results of Operations for the Three Years Ended December 31, 2017 — Net Realized Investment Gains and Losses.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company's investments and the credited interest rates on the Company's insurance liabilities. See also Results of Operations for the Three Years Ended December 31, 2017 — Interest Credited to Policyholders.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. As of the time of this Annual Report on Form 10-K, derivatives are only used to manage the interest crediting rate risk within the FIA and IUL products. At December 31, 2017, approximately 11% of the fixed maturity securities portfolio represented investments supporting the Property and Casualty operations and approximately 89% supported Retirement and Life business. For discussions regarding the Company's investments see Results of Operations for the Three Years Ended December 31, 2017 — Net Realized Investment Gains and Losses and Item 1. Business — Investments.

The Company's Retirement and Life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities. Although credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also Results of Operations for the Three Years Ended December 31, 2017 — Interest Credited to Policyholders.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company's multiline insurance operations combines the characteristics of its long duration annuity and interest-sensitive life liabilities with its short duration non-interest-sensitive Property and Casualty liabilities. Overall, at December 31, 2017, the duration of the fixed maturity securities portfolio was estimated to be approximately 5.9 years and the duration of the Company's insurance liabilities and debt was estimated to be approximately 6.9 years.

Retirement and Life operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to ensure that such liabilities are adequate to meet the Company's obligations under a variety of interest rate scenarios. Based on these procedures, the Company's assets and the investment income expected to be received on such assets are adequate to meet the insurance policy obligations and expenses of the Company's insurance activities in all but the most extreme circumstances.

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. Based on the most recent study, assuming a decrease of 100 basis points in interest rates, the fair value of the Company's assets and liabilities would both increase, the net of which would result in a decrease in shareholders' equity of approximately $51 million after tax, or 4.8%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in an increase in shareholders' equity of approximately $4 million after tax, or 0.4%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to attempt to mitigate such hypothetical losses in fair value of shareholders' equity.

Interest rates continue to be at historically low levels. If interest rates remain low over an extended period of time, management recognizes it could pressure net investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities. Moreover, issuers of securities in the Company's investment portfolio may prepay or redeem fixed maturity securities, as well as asset-backed and commercial and mortgage-backed securities, with greater frequency to borrow at lower market rates. As a general guideline, management estimates that pretax net income in 2018 and 2019 would decrease by approximately $1.5 million (by segment: Retirement $1.0 million, Life $0.3 million and Property and Casualty $0.2 million) and $7.8 million (by segment: Retirement $5.4 million, Life $1.5 million and Property and Casualty $0.9 million), respectively, for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in-force contracts. In addition, declining interest rates also could negatively impact the amortization of deferred policy acquisition costs, as well as the recoverability of goodwill, due to the impacts on the estimated fair value of the Company's operating segments.

The Company has been and continues to be proactive in its investment strategies, product designs and crediting rate strategies to mitigate the risk of unfavorable consequences in this type of interest rate environment without venturing into asset classes or individual securities that would be inconsistent with the Company's conservative investment guidelines. Lowering interest crediting rates on annuity contracts can help offset decreases in investment margins on some products. The Company's ability to lower interest crediting rates could be limited by competition, regulatory approval or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in investment yields.

Based on the Company's overall exposure to interest rate risk, the Company believes that these changes in interest rates would not materially affect its consolidated near-term financial position, results of operations or cash flows.

Pending Accounting Standards

There are several pending accounting standards that the Company has not implemented because the implementation date has not yet occurred. For a discussion of these pending standards, see Notes to Consolidated Financial Statements - Note 1 - Summary of Significant Accounting Policies - Pending Accounting Standards. The effect of implementing certain accounting standards on the Company's financial results and financial condition is often based in part on market conditions at the time of implementation of the standard and other factors that the Company is unable to determine prior to implementation. For this reason, the Company is sometimes unable to estimate the effect of certain pending accounting standards until the relevant authoritative body finalizes these standards or until the Company implements them.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Horace Mann Educators Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I to IV and VI (collectively, the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (Item 9A.b). Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 1989.
Chicago, Illinois
February 28, 2018

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
($ in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2017, $7,302,950; 2016, $7,152,127)	$7,724,075	$7,456,708
Equity securities, available for sale, at fair value (cost 2017, $116,320; 2016, $134,013)	135,466	141,649
Short-term and other investments	492,807	401,015
Total investments	8,352,348	7,999,372
Cash	7,627	16,670
Deferred policy acquisition costs	257,826	267,580
Goodwill	47,396	47,396
Other assets	381,182	321,874
Separate Account (variable annuity) assets	2,151,961	1,923,932
Total assets	$11,198,340	$10,576,824

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,573,735	$5,447,969
Unpaid claims and claim expenses	347,749	329,888
Unearned premiums	260,539	246,274
Total policy liabilities	6,182,023	6,024,131
Other policyholder funds	724,261	708,950
Other liabilities	341,053	378,620
Long-term debt	297,469	247,209
Separate Account (variable annuity) liabilities	2,151,961	1,923,932
Total liabilities	9,696,767	9,282,842
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2017, 65,439,245; 2016, 64,917,683	65	65
Additional paid-in capital	464,246	453,479
Retained earnings	1,231,177	1,155,732
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains on fixed maturity and equity securities	300,177	175,738
Net funded status of benefit plans	(13,217)	(11,817)
Treasury stock, at cost, 2017, 24,721,372 shares; 2016, 24,672,932 shares	(480,875)	(479,215)
Total shareholders' equity	1,501,573	1,293,982
Total liabilities and shareholders' equity	$11,198,340	$10,576,824

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Insurance premiums and contract charges earned	$794,703	$759,146	$731,880
Net investment income	373,630	361,186	332,600
Net realized investment gains (losses)	(3,406)	4,123	12,713
Other income	6,623	4,455	3,255

Total revenues	1,171,550	1,128,910	1,080,448

Benefits, losses and expenses
Benefits, claims and settlement expenses	582,306	541,004	496,364
Interest credited	198,635	192,022	182,842
DAC amortization expense	102,185	96,732	98,919
Operating expenses	187,789	173,112	157,411
Interest expense	11,948	11,808	13,122
Debt retirement costs	—	—	2,338

Total benefits, losses and expenses	1,082,863	1,014,678	950,996

Income before income taxes	88,687	114,232	129,452
Income tax expense (benefit)	(80,772)	30,467	35,970

Net income	$169,459	$83,765	$93,482

Net income per share
Basic	$4.10	$2.04	$2.23
Diluted	$4.08	$2.02	$2.20

Weighted average number of shares and equivalent shares
Basic	41,364,546	41,158,349	41,914,864
Diluted	41,564,979	41,475,516	42,424,806

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(12,620)	$(11,401)	$(23,796)
Portion of losses recognized in other comprehensive income (loss)	—	(290)	(4,300)
Net other-than-temporary impairment losses on securities recognized in earnings	(12,620)	(11,111)	(19,496)
Realized gains, net	9,214	15,234	32,209
Total	$(3,406)	$4,123	$12,713

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	Year Ended December 31,
	2017	2016	2015
Comprehensive income (loss)
Net income	$169,459	$83,765	$93,482
Other comprehensive income (loss), net of taxes:
Change in net unrealized investment gains and losses on fixed maturity and equity securities	74,405	571	(122,387)
Change in net funded status of benefit plans	734	(23)	1,159
Other comprehensive income (loss)	75,139	548	(121,228)
Total	$244,598	$84,313	$(27,746)

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Common stock, $0.001 par value
Beginning balance	$65	$65	$64
Options exercised, 2017, 208,306 shares; 2016, 142,203 shares; 2015, 85,532 shares	—	—	—
Conversion of common stock units, 2017, 15,981 shares; 2016, 15,629 shares; 2015, 8,293 shares	—	—	—
Conversion of restricted stock units, 2017, 313,292 shares; 2016, 222,297 shares; 2015, 198,681 shares	—	—	1
Ending balance	65	65	65

Additional paid-in capital
Beginning balance	453,479	442,648	422,232
Options exercised and conversion of common stock units and restricted stock units	2,962	2,696	13,605
Share-based compensation expense	7,805	8,135	6,811
Ending balance	464,246	453,479	442,648

Retained earnings
Beginning balance	1,155,732	1,116,277	1,065,318
Net income	169,459	83,765	93,482
Cash dividends, 2017, $1.10 per share; 2016, $1.06 per share; 2015, $1.00 per share	(46,114)	(44,310)	(42,523)
Reclassification of deferred taxes	(47,900)	—	—
Ending balance	1,231,177	1,155,732	1,116,277

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	163,921	163,373	284,601
Change in net unrealized investment gains and losses on fixed maturity and equity securities	74,405	571	(122,387)
Change in net funded status of benefit plans	734	(23)	1,159
Reclassification of deferred taxes	47,900	—	—
Ending balance	286,960	163,921	163,373

Treasury stock, at cost
Beginning balance, 2017, 24,672,932 shares; 2016, 23,971,522 shares; 2015, 23,308,430 shares	(479,215)	(457,702)	(435,752)
Acquisition of shares, 2017, 48,440 shares; 2016, 701,410 shares; 2015, 663,092 shares	(1,660)	(21,513)	(21,950)
Ending balance, 2017, 24,721,372 shares; 2016, 24,672,932 shares; 2015, 23,971,522 shares	(480,875)	(479,215)	(457,702)

Shareholders' equity at end of period	$1,501,573	$1,293,982	$1,264,661

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows - operating activities
Premiums collected	$739,503	$710,646	$723,705
Policyholder benefits paid	(528,501)	(511,017)	(534,359)
Policy acquisition and other operating expenses paid	(283,351)	(277,076)	(267,854)
Income taxes paid	(16,259)	(27,847)	(24,861)
Investment income collected	363,283	344,778	330,034
Interest expense paid	(11,555)	(11,754)	(13,521)
Other	(6,534)	(16,297)	(5,430)
Net cash provided by operating activities	256,586	211,433	207,714

Cash flows - investing activities
Fixed maturity securities
Purchases	(1,569,220)	(1,566,047)	(1,490,376)
Sales	500,760	429,251	445,100
Maturities, paydowns, calls and redemptions	927,665	799,653	683,335
Equity securities
Purchases	(32,312)	(60,135)	(33,922)
Sales and repayments	53,100	21,210	37,943
Purchase of other invested assets	(117,502)	(83,588)	(38,018)
Net cash provided by (used in) short-term and other investments	8,845	134,296	(19,911)
Net cash used in investing activities	(228,664)	(325,360)	(415,849)

Cash flows - financing activities
Dividends paid to shareholders	(46,114)	(44,310)	(42,523)
Proceeds from issuance of Senior Notes due 2025	—	—	246,937
Redemption of Senior Notes due 2016	—	—	(127,292)
Maturity of Senior Notes due 2015	—	—	(75,000)
Principal repayment on Bank Credit Facility	—	—	(38,000)
FHLB borrowings	50,000	—	—
Acquisition of treasury stock	(1,660)	(21,513)	(21,950)
Proceeds from exercise of stock options	4,190	3,329	1,629
Withholding tax payments on RSUs tendered	(3,245)	(4,015)	(671)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	453,146	520,211	623,021
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(411,061)	(349,915)	(354,735)
Transfer of Company 401(k) to a third-party provider	(77,898)	—	—
Life policy accounts
Deposits	4,883	4,018	1,455
Withdrawals and surrenders	(4,458)	(3,965)	(3,985)
Change in bank overdrafts	(4,748)	11,248	3,083
Net cash provided by (used in) financing activities	(36,965)	115,088	211,969

Net increase (decrease) in cash	(9,043)	1,161	3,834

Cash at beginning of period	16,670	15,509	11,675

Cash at end of period	$7,627	$16,670	$15,509

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
($ in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC), specifically Regulation S-X and the instructions to Form 10-K. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of Horace Mann Educators Corporation and its wholly-owned subsidiaries (HMEC; and together with its subsidiaries, the Company or Horace Mann). HMEC and its subsidiaries have common management, share office facilities and are parties to intercompany service agreements for management, administrative, utilization of personnel, financial, investment advisory, underwriting, claims adjusting, agency and data processing services. Under these agreements, costs have been allocated among the companies in conformity with GAAP. In addition, certain of the subsidiaries have entered into intercompany reinsurance agreements. HMEC and its subsidiaries file a consolidated federal income tax return, and there are related tax sharing agreements. All significant intercompany balances and transactions have been eliminated in consolidation.

The subsidiaries of HMEC market and underwrite personal lines of property and casualty insurance products (primarily personal lines automobile and property insurance), retirement products (primarily tax-qualified annuities) and life insurance, primarily to K-12 teachers, administrators and other employees of public schools and their families. HMEC's principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

The Company invests in fixed maturity securities and alternative investment funds that could qualify as variable interest entities, including corporate securities, mortgage-backed securities and asset-backed securities. Such securities have been reviewed and determined not to be subject to consolidation as the Company is not the primary beneficiary of these securities because the Company does not have the power to direct the activities that most significantly impact the entities' economic performance.

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

Other-than-temporary Impairment

The Company's methodology of assessing other-than-temporary impairments (OTTI) is based on security-specific facts and circumstances as of the reporting date. Based on these facts, for fixed maturity securities if (1) the Company has the intent to sell the fixed maturity security, (2) it is more likely than not the Company will be required to sell the fixed maturity security before the anticipated recovery of the amortized cost basis, or (3) management does not expect to recover the entire cost basis of the fixed maturity security, an OTTI is considered to have occurred. For equity securities, if (1) the Company does not have the ability and intent to hold the security for the recovery of cost or (2) recovery of cost is not expected within a reasonable period of time, OTTI is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company has a policy and process to evaluate investments (at the cusip/issuer level) on a quarterly basis to assess whether there has been OTTI. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for fixed maturity securities, the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in the amortized cost basis; and for equity securities, the Company's ability and intent to hold the security for the recovery of cost or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. When an OTTI is deemed to have occurred, the investment is written-down to fair value at the trade lot level, with a realized loss charged to income for the period for the full loss amount for all equity securities and

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

the credit-related loss portion associated with impaired fixed maturity securities. The amount of total OTTI related to non-credit factors for fixed maturity securities is recognized in other comprehensive income (OCI), net of applicable taxes, in which the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis.

With respect to fixed maturity securities involving securitized financial assets — primarily asset-backed and commercial mortgage-backed securities in the Company's portfolio — the securitized financial asset securities' underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected cash flows.

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity securities with unrealized losses due to spread widening, market illiquidity or changes in interest rates where there exists a reasonable expectation based on the Company's consideration of all objective information available that the Company will recover the entire amortized cost basis of the security and the Company does not have the intent to sell the security before maturity or a market recovery is realized and it is more likely than not the Company will not be required to sell the security. OTTI loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate.

Additional considerations for certain types of securities include the following:

Corporate Fixed Maturity Securities

Judgments regarding whether a corporate fixed maturity security is other-than-temporarily impaired include analyzing the issuer's financial condition and whether there has been a decline in the issuer's ability to service the specific security. The analysis of the security issuer is based on asset coverage, cash flow multiples or other industry standards. Several factors assessed include, but are not limited to, credit quality ratings, cash flow sustainability, liquidity, financial strength, industry and market position. Sources of information include, but are not limited to, management projections, independent consultants, external analysts' research, peer analysis and the Company's internal analysis.

If the Company has concerns regarding the viability of the issuer or its ability to service the specific security after this assessment, a cash flow analysis is prepared to determine if the present value of future cash flows has declined below the amortized cost of the fixed maturity security. This analysis to determine an estimate of ultimate recovery value is combined with the estimated timing to recovery and any other applicable cash flows that are expected. If a cash flow analysis estimate is not feasible, then the market's view of cash flows implied by the period end fair value, market discount rates and effective yield are the primary factors used to estimate an ultimate recovery value.

Mortgage-Backed Securities Not Issued By the U.S. Government or Federally Sponsored Agencies

The Company uses an estimate of future cash flows expected to be collected to evaluate its mortgage-backed securities for OTTI. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of future cash flows expected to be collected. Information includes, but is not limited to, debt-servicing, missed refinancing opportunities and geography.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Loan level characteristics such as issuer, FICO score, payment terms, level of documentation, property or residency type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan's propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy based on the collateral characteristics. Loss severity is a function of multiple factors including, but not limited to, the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Prepayment speeds, both actual and estimated, cost of capital rates and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are then estimated with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issuer's position in the overall structure, to estimate the cash flows associated with the residential or commercial mortgage-backed security held by the Company.

Municipal Bonds

The Company's municipal bond portfolio consists primarily of special revenue bonds, which present unique considerations in evaluating OTTI, but also includes general obligation bonds. The Company evaluates special revenue bonds for OTTI based on guarantees associated with the repayment from revenues generated by the specified revenue-generating activity associated with the purpose of the bonds. Judgments regarding whether a municipal bond is other-than-temporarily impaired include analyzing the issuer's financial condition and whether there has been a decline in the overall financial condition of the issuer or its ability to service the specific security. Security credit ratings are reviewed with emphasis on the economy, finances, debt and management of the municipal issuer. Certain securities may be guaranteed by the mono-line credit insurers or other forms of guarantee.

While not relied upon in the initial security purchase decision, insurance benefits are considered in the assessments for OTTI, including the credit-worthiness of the guarantor. Municipalities possess unique powers, along with a special legal standing and protections, that enable them to act quickly to restore budgetary balance and fiscal integrity. These powers include the sovereign power to tax, access to one-time revenue sources, capacity to issue or restructure debt, and ability to shift spending to other authorities. State governments often provide secondary support to local governments in times of financial stress and the federal government has provided assistance to state governments during recessions.

If the Company has concerns regarding the viability of the municipal issuer or its ability to service the specific security after this analysis, a cash flow analysis is prepared to determine a present value and whether it has declined below the amortized cost of the security. If a cash flow analysis is not feasible, then the market's view of the period end fair value, market discount rates and effective yield are the primary factors used to estimate the present value.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Credit Losses

The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate of cash flows vary depending on the type of security. Corporate fixed maturity security and municipal bond cash flow estimates are derived from scenario-based outcomes of expected restructurings or the disposition of assets using specific facts and other circumstances, including timing, security interests and loss severity and when not reasonably estimable, such securities are impaired to fair value as management's best estimate of the present value of future cash flows. The cash flow estimates for mortgage-backed and other structured securities are based on security specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds, and structural support, including subordination and guarantees.

Deferred Policy Acquisition Costs

The Company's deferred policy acquisition costs (DAC) by operating segment was as follows:

($ in thousands)	December 31,
	2017	2016

Retirement (annuity)	$174,661	$188,117
Life	53,974	51,859
Property and Casualty	29,191	27,604
Total	$257,826	$267,580

DAC consists of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, which are deferred and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, DAC is amortized over 20 years in proportion to estimated gross profits. DAC is amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for indexed universal life (IUL) contracts. For other individual life contracts, DAC is amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15, 20, 30 years). For Property and Casualty policies, DAC is amortized over the terms of the insurance policies (6 or 12 months).

The Company periodically reviews the assumptions and estimates used in DAC and also periodically reviews its estimations of gross profits, a process sometimes referred to as "unlocking". The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of net realized investment gains and losses on fixed maturity and equity securities. For the variable deposit portion of Retirement, the Company amortizes DAC utilizing a future financial market performance assumption of a 8% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company's long-term assumption. The Company's practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained deviations are experienced. The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes.

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

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Increase (decrease) to amortization expense:
Retirement	$1,081	$(313)	$3,403
Life	(200)	(394)	(34)
Total	$881	$(707)	$3,369

DAC for investment contracts and life insurance products with account values are adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses on fixed maturity and equity securities had been realized at the reporting date. This adjustment reduced DAC by $57,995 thousand and $40,274 thousand at December 31, 2017 and 2016, respectively. The after tax impact of this adjustment is included in accumulated other comprehensive income (net unrealized investment gains and losses on fixed maturity and equity securities) within shareholders' equity.

DAC is reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the years ended December 31, 2017, 2016 and 2015.

Goodwill

When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company.

Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as an operating segment or a business unit one level below an operating segment, if separate financial information is prepared and regularly reviewed by management at that level. The Company's reporting units, for which goodwill has been allocated, are equivalent to the Company's operating segments.

The allocation of goodwill by reporting unit is as follows:

($ in thousands)

Retirement	$28,025
Life	9,911
Property and Casualty	9,460
Total	$47,396

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

The Company completed its annual goodwill assessment for the individual reporting units as of October 1, 2017 and did not utilize the option to perform an initial assessment of qualitative factors. The first step of the Company's analysis indicated that fair value exceeded carrying value for all reporting units. The process of evaluating goodwill for impairment required management to make multiple judgments and assumptions to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company's own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company's reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

As part of the Company's October 1, 2017 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to several factors, most notably market sentiment, trading volume and transaction premium. The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances. There were no other events or material changes in circumstances during 2016 that indicated that a material change in the fair value of the Company's reporting units had occurred.

During each year from 2015 through 2017, the Company completed the required annual testing; no impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.

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

($ in thousands)	December 31,
	2017	2016

Property and equipment	$133,803	$120,712
Less: accumulated depreciation	94,862	88,524
Total	$38,941	$32,188

Separate Account (Variable Annuity) Assets and Liabilities

Separate Account assets represent variable annuity contractholder funds invested in various mutual funds. Separate Account assets are recorded at fair value primarily based on market quotations of the underlying securities. Separate Account liabilities are equal to the estimated fair value of Separate Account assets. The investment income, gains and losses of these accounts accrue directly to the contractholders and are not included in the results of operations of the Company. The activity of the Separate Accounts is not reflected in the Consolidated Statements of Operations except for (1) contract charges earned, (2) the activity related to contract guarantees, which are benefits on existing variable annuity contracts, and (3) the impact of financial market performance on DAC amortization expense. The Company's contract charges earned include fees charged to the Separate Accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

Investment Contract and Life Policy Reserves

This table summarizes the Company's investment contract and life policy reserves.

($ in thousands)	December 31,
	2017	2016

Investment contract reserves	$4,452,972	$4,360,456
Life policy reserves	1,120,763	1,087,513
Total	$5,573,735	$5,447,969

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force.

Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method including assumptions as to investment yields, mortality, persistency, expenses and other assumptions based on the Company's experience, including a provision for adverse deviation. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. If experience is less favorable than the assumptions, additional liabilities may be established, resulting in a charge to income for that period. At December 31, 2017, reserve investment yield assumptions ranged from 3.5% to 8.0%.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. The liability also includes provisions for the unearned portion of certain policy charges.

A guaranteed minimum death benefit (GMDB) generally provides an additional benefit if the contractholder dies and the variable annuity contract value is less than a contractually defined amount. The Company has estimated and recorded a GMDB reserve on variable annuity contracts in accordance with GAAP. Contractually defined amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected by the contractholder. The Company regularly monitors the GMDB reserve considering fluctuations in financial markets. The Company has a relatively low exposure to GMDB risk as shown below.

($ in thousands)	December 31,
	2017	2016

GMDB reserve	$152	$225
Aggregate in-the-money death benefits under the GMDB provision	28,345	32,106
Variable annuity contract value distribution based on GMDB feature:
No guarantee	29%	32%
Return of premium guarantee	65%	62%
Guarantee of premium roll-up at an annual rate of 3% or 5%	6%	6%
Total	100%	100%

Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies

The Company offers fixed indexed annuity (FIA) products with interest crediting strategies linked to the Standard & Poor's (S&P) 500 Index and the Dow Jones Industrial Average (DJIA). The Company purchases call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the indexed products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Topic 815 Derivatives and Hedging.

 The Company elected to not use hedge accounting for derivative transactions related to the FIA products. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value reported in Net realized investment gains and losses in the Consolidated Statements of Operations. The embedded derivative is bifurcated from the host contract and included in Other policyholder funds in the Consolidated Balance Sheets. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 Financial Services — Insurance and is included in Investment contract and life policy reserves in the Consolidated Balance Sheets with any discount to the minimum account value being accreted using the effective yield method. In the Consolidated Statements of Operations, accreted interest for FIA products and benefit claims on these products incurred during the reporting period are included in Benefits, claims and settlement expenses.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The Company offers indexed universal life (IUL) products as part of its product portfolio with interest crediting strategies linked to the S&P's 500 Index and the DJIA as well as a fixed option. The Company purchases call options monthly to economically hedge the potential liabilities arising in IUL accounts. The Company elected to not use hedge accounting for derivative transactions related to the IUL products. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value reported in Net realized investment gains and losses in the Consolidated Statements of Operations. IUL policies with a balance in one or more indexed accounts are considered to have an embedded derivative. The benefit reserve for the host contract is measured using the retrospective deposit method, which for Horace Mann's IUL product is equal to the account balance. The embedded derivative is bifurcated from the host contract, carried at fair value, and included in Investment contract and life policy reserves in the Consolidated Balance Sheets.

More information regarding the determination of fair value of the FIA and IUL embedded derivatives and purchased call options, the only derivative instruments utilized by the Company, is included in Note 3 — Fair Value of Financial Instruments.

Unpaid Claims and Claim Expenses

Liabilities for Property and Casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. All of the Company's reserves for Property and Casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid Property and Casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company's personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmentally related items such as mold.

Other Policyholder Funds

Other policyholder funds includes supplementary contracts without life contingencies and dividend accumulations, as well as balances outstanding under funding agreements with the Federal Home Loan Bank of Chicago (FHLB) and embedded derivatives related to FIA products. Except for embedded derivatives, each of these components is carried at cost. Embedded derivatives are carried at fair value. Amounts received and repaid under FHLB funding agreements are classified in the financing activities section of the Company's Consolidated Statements of Cash Flows combined with annuity contract deposits and disbursements, respectively.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Federal Home Loan Bank (FHLB) Funding Agreements

One of the Company's subsidiaries, Horace Mann Life Insurance Company (HMLIC), is a member of the FHLB, which provides HMLIC with access to collateralized borrowings and other FHLB products. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 5.0% of the borrowing, or a lower percentage — such as 2.0% based on the Reduced Capitalization Advance Program. For FHLB advances and funding agreements combined, HMEC's Board of Directors (Board) has authorized a maximum amount equal to 10% of HMLIC's admitted assets using prescribed statutory accounting principles. On both December 27, 2013 and September 18, 2014, the Company received $250,000 thousand under funding agreements and on December 28, 2015, an additional $75,000 thousand was received under a funding agreement for HMLIC. For the total $575,000 thousand received, $250,000 thousand matures on September 13, 2019, $125,000 thousand matures on December 15, 2023 and, $200,000 thousand matures on January 16, 2026. Interest on the funding agreements accrues at an annual weighted average rate of 1.28% as of December 31, 2017. HMLIC's FHLB funding agreements of $575,000 thousand are included in Other policyholder funds in the Consolidated Balance Sheet.

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

Share-Based Compensation

The Company grants stock options and both service-based and performance-based restricted common stock units (RSUs) to executive officers, other employees and Directors in an effort to attract and retain individuals while also aligning compensation with the interests of the Company's shareholders. Additional information regarding the Company's share-based compensation plans is contained in Note 9 — Shareholders' Equity and Common Stock Equivalents.

Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of RSUs is measured at the market price of the Company's common stock on the date of grant, with the exception of market-based performance awards, for which the Company uses a Monte Carlo simulation model to determine fair value for purposes of measuring RSU expense. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $1,347 thousand, $1,207 thousand, and $1,285 thousand, respectively, in stock option expense as a result of the vesting of stock options during the respective periods. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $6,459 thousand, $6,929 thousand and $892 thousand, respectively, in RSU expense as a result of the performance and/or vesting of RSUs during the respective periods.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

In 2017, 2016 and 2015, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for stock options granted in each year. The fair value of stock options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table.

	Year Ended December 31,
	2017	2016	2015

Number of stock options granted	222,828	307,176	142,908
Weighted average grant date fair value of stock options granted	$6.57	$5.01	$11.18
Weighted average assumptions:
Risk-free interest rate	2.0%	1.3%	1.7%
Expected dividend yield	2.5%	3.2%	2.6%
Expected life, in years	4.9	4.9	7.2
Expected volatility (based on historical volatility)	21.4%	25.6%	42.8%

The weighted average fair value of nonvested stock options outstanding on December 31, 2017 was $6.49. Total unrecognized compensation expense relating to the nonvested stock options outstanding as of December 31, 2017 was approximately $2,102 thousand. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2018 through 2021. Expense is reflected on a straight-line basis over the vesting period for the entire award. Forfeitures of unvested amounts due to terminations and/or early retirements are recognized as a reduction to the related expenses.

Total unrecognized compensation expense relating to RSUs outstanding as of December 31, 2017 was approximately $7,355 thousand. This amount will be recognized as expense over the remainder of the performance and/or vesting period, which is scheduled to be 2018 through 2021. Expense is reflected on a straight-line basis from the date of grant through the end of the performance and/or vesting period for the entire award. Forfeitures of unvested amounts due to terminations are recognized as a reduction to the related expenses.

Income Taxes

The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2017, 2016 and 2015 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.

Deferred tax assets and liabilities include provisions for net unrealized investment gains and losses on fixed maturity and equity securities as well as the net funded status of pension and other postretirement benefit obligations with the changes for each period included in the respective components of accumulated other comprehensive income (loss) within shareholders' equity.

The effect of changes in tax law are recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. This includes deferred taxes being re-measured that were established through a financial statement component other than continuing operations (e.g., accumulated other comprehensive income for net unrealized investment gains and losses on fixed maturity and equity securities).

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding plus the weighted average number of fully vested RSUs and common stock units (CSUs) payable as shares of HMEC common stock. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The Company's common stock equivalents relate to outstanding common stock options, deferred compensation CSUs and incentive compensation RSUs, which are described in Note 9 — Shareholders' Equity and Common Stock Equivalents.

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Basic:
Net income for the period	$169,459	$83,765	$93,482
Weighted average number of common shares during the period (in thousands)	41,365	41,158	41,915
Net income per share - basic	$4.10	$2.04	$2.23

Diluted:
Net income for the period	$169,459	$83,765	$93,482
Weighted average number of common shares during the period (in thousands)	41,365	41,158	41,915
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	112	100	158
CSUs related to deferred compensation for employees	25	52	55
RSUs related to incentive compensation	63	166	297
Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	41,565	41,476	42,425
Net income per share - diluted	$4.08	$2.02	$2.20

Options to purchase 208,740 shares of common stock at $38.05 to $41.95 per share were granted in 2017 but were not included in the computation of 2017 diluted earnings per share because of their anti-dilutive effect as a result of the effect of unrecognized compensation cost. The options, which expire in 2027, were still outstanding at December 31, 2017.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders' equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income (loss) is equal to net income plus or minus the after tax change in net unrealized investment gains and losses on fixed maturity and equity securities and the after tax change in net funded status of benefit plans for the periods as shown in the Consolidated Statements of Changes in Shareholders' Equity. Accumulated other comprehensive income (loss) represents the accumulated change in shareholders' equity from these transactions and other events and circumstances from non-shareholder sources as shown in the Consolidated Balance Sheets.

In the Consolidated Balance Sheets, the Company recognizes the funded status of benefit plans as a component of accumulated other comprehensive income (loss), net of tax.

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

($ in thousands)	Year Ended December 31,
	2017	2016	2015

Net income	$169,459	$83,765	$93,482
Other comprehensive income (loss):
Change in net unrealized investment gains and losses on fixed maturity and equity securities:
Net unrealized investment gains and losses on fixed maturity and equity securities arising during the period	105,475	6,144	(178,035)
Less: reclassification adjustment for net gains (losses) included in income before income tax	(4,863)	5,176	11,667
Total, before tax	110,338	968	(189,702)
Income tax expense (benefit)	35,933	397	(67,315)
Total, net of tax	74,405	571	(122,387)
Change in net funded status of benefit plan obligations:
Before tax	1,461	(37)	1,815
Income tax expense (benefit)	727	(14)	656
Total, net of tax	734	(23)	1,159
Total comprehensive income (loss)	$244,598	$84,313	$(27,746)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Accumulated Other Comprehensive Income (Loss)

The following table reconciles the components of accumulated other comprehensive income (loss) for the periods indicated.

($ in thousands)	Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities (1)(2)	Defined Benefit Plans (1)	Total (1)(3)

Beginning balance, January 1, 2017	$175,738	$(11,817)	$163,921
Other comprehensive income (loss) before reclassifications	71,244	734	71,978
Amounts reclassified from accumulated other comprehensive income (loss)	3,161	—	3,161
Reclassification of deferred taxes (3)	50,034	(2,134)	47,900
Net current period other comprehensive income (loss)	124,439	(1,400)	123,039
Ending balance, December 31, 2017	$300,177	$(13,217)	$286,960

Beginning balance, January 1, 2016	$175,167	$(11,794)	$163,373
Other comprehensive income (loss) before reclassifications	3,935	(23)	3,912
Amounts reclassified from accumulated other comprehensive income (loss)	(3,364)	—	(3,364)
Net current period other comprehensive income (loss)	571	(23)	548
Ending balance, December 31, 2016	$175,738	$(11,817)	$163,921

Beginning balance, January 1, 2015	$297,554	$(12,953)	$284,601
Other comprehensive income (loss) before reclassifications	(114,803)	1,159	(113,644)
Amounts reclassified from accumulated other comprehensive income (loss)	(7,584)	—	(7,584)
Net current period other comprehensive income (loss)	(122,387)	1,159	(121,228)
Ending balance, December 31, 2015	$175,167	$(11,794)	$163,373
___________________

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from accumulated other comprehensive income, $(4,863), $5,176 thousand and $11,667 thousand, are included in net realized investment gains and losses and the related tax expenses, $(1,702), $1,812 thousand and $4,083 thousand, are included in income tax expense in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)
For the period ended December 31, 2017, deferred taxes attributable to Net unrealized investment gains and losses on fixed maturity and equity securities and Defined benefit plans were re-measured as a result of the enactment of the Tax Cuts and Jobs Act (Tax Act). ASC 740, Income Taxes, requires that the income tax effect from the deferred tax re-measurement be reflected in the Company’s income tax expense, even if the deferred taxes being re-measured were originally established through Accumulated other comprehensive income (AOCI). The mismatch between deferred taxes established in AOCI at 35% and re-measuring these same deferred taxes at 21% through income tax expense results in stranded deferred taxes in AOCI. On February 14, 2018, the FASB issued accounting guidance that permits recognition of a reclassification adjustment between AOCI and Retained earnings for stranded deferred tax amounts related to the reduced corporate tax rate enacted under the Tax Act. As permitted under its provisions, the Company early adopted the accounting guidance effective for the quarterly period that ended December 31, 2017 and has elected to reclassify the stranded deferred tax amounts. The impact from early adoption resulted in an increase to AOCI and a reduction to Retained earnings of approximately $47,900 thousand; representing the stranded deferred tax liabilities of $50,034 thousand and $(2,134) thousand for Net unrealized investment gains and losses on fixed maturity and equity securities and Defined benefit plans, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in Note 2 — Investments — Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

Reclassification and Retrospective Adoption

The Company has reclassified the presentation of certain prior period information to conform to the current year's presentation.

Adopted Accounting Standards
Employee Share-based Payment Accounting
Effective January 1, 2017, the Company adopted new accounting guidance for employee share-based payments which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The recognition and classification of the excess tax benefit provisions were applied prospectively in the Consolidated Statements of Operations. This adoption resulted in additional excess tax benefits of $3,344 thousand which reduced the current provision for income taxes in the Consolidated Statements of Operations. The statutory tax withholding classification, which are cash payments made to taxing authorities for withheld taxes funded through tendered shares, were applied retrospectively and the Company reclassified the statutory tax withholding requirements in the statement of cash flows from Other in operating activities to Withholding tax payments on RSUs tendered in financing activities. This statutory withholding reclassification resulted in $3,245 thousand, $4,015 thousand and $671 thousand being included in financing activities for the years ended December 31, 2017, 2016 and 2015, respectively. There were no cumulative effect adjustments upon adoption of the new accounting guidance.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
On February 14, 2018, the FASB issued accounting guidance that permits recognition of a reclassification adjustment between AOCI and Retained earnings for stranded tax amounts related to the reduced corporate tax rate enacted under the Tax Act. As permitted under its provisions, the Company early adopted the accounting guidance effective for the quarterly period that ended December 31, 2017 and has elected to reclassify the stranded tax amounts. The impact from early adoption resulted in an increase to AOCI and a reduction to Retained earnings of approximately $47,900 thousand; representing the stranded deferred tax liabilities of $50,034 thousand and $(2,134) thousand for Net unrealized investment gains and losses on fixed maturity and equity securities and Defined benefit plans, respectively.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Pending Accounting Standards
Revenue Recognition
In May 2014, the FASB issued accounting guidance to provide a single comprehensive model in accounting for revenue arising from contracts with customers. The guidance applies to all contracts with customers; however, certain insurance contracts are specifically excluded from this updated guidance. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016. The Company adopted the guidance on January 1, 2018, using the modified retrospective transition method. The guidance did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company will make any additional required disclosures under the guidance, starting with the Company's consolidated financial statements that include the initial adoption date.
Recognition and Measurement of Financial Assets and Liabilities
In January 2016, the FASB issued accounting guidance to improve certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Among other things, the guidance revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The Company's Consolidated Statements of Operations will be impacted as changes in fair value of equity securities will be reported in net income instead of reported in OCI. The effective date of the guidance is for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the guidance on January 1, 2018 using the modified retrospective approach that resulted in reclassifying $15,125 thousand of after-tax unrealized gains on equity securities from accumulated other comprehensive income to retained earnings.
Statement of Cash Flows -- Classification
In August 2016, the FASB issued guidance to reduce diversity in practice in the statement of cash flows between operating, investing and financing activities related to the classification of cash receipts and cash payments for eight specific issues. The FASB acknowledged that current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues: (1) debt prepayment or extinguishment costs; (2) settlement of zero-coupon bonds (pertains to issuers); (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims (pertains to claimants); (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions (pertains to transferors) and (8) separately identifiable cash flows and application of the predominance principle. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years, using a retrospective approach. The Company adopted the guidance on January 1, 2018 and the impact to the prior years' amounts reported in the Consolidated Statement of Cash Flows was $0 for 2017, $0 for 2016 and a reclassification of $2,801 thousand of cash receipts from Net cash provided by (used in) equity securities, short-term and other investments to Investment income collected in 2015, representing return on capital distributions received from equity method investees.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Accounting for Leases
In February 2016, the FASB issued accounting and disclosure guidance to improve financial reporting and comparability among organizations about leasing transactions. Under the new guidance, for leases with lease terms of more than 12 months, a lessee will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases. Consistent with current accounting guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or an operating lease. However, while current guidance requires only capital leases to be recognized on the balance sheet, the new guidance will require both operating and capital leases to be recognized on the balance sheet. In transition to the new guidance, companies are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years. Early application is permitted. While the Company is in the process of evaluating the impact of the guidance, it does not expect the guidance to have a material impact on its consolidated financial statements, except for recognizing lease assets and lease liabilities for its operating leases. The Company's lease obligations under various non-cancellable operating lease agreements amounted to approximately $9,760 thousand at December 31, 2017.
Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments, including reinsurance receivables, held by companies. The new guidance replaces the incurred loss impairment methodology and requires an organization to measure and recognize all current expected credit losses (CECL) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will need to utilize forward-looking information to better inform their credit loss estimates. Companies will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Any credit losses related to available for sale debt securities will be recorded through an allowance for credit losses with this allowance having a limit equal to the amount by which fair value is below amortized cost. The guidance also requires enhanced qualitative and quantitative disclosures to provide additional information about the amounts recorded in the financial statements. For public business entities that are SEC filers, the guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, using a modified-retrospective approach. Early application is permitted for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill for reporting units with zero or negative carrying amounts. Public business entities should adopt the guidance prospectively for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application is permitted. Management believes the adoption of this accounting guidance will not have a material effect on how it tests goodwill for impairment.

NOTE 2 - Investments

The Company's investment portfolio includes free-standing derivative financial instruments (currently over the counter index call option contracts) used to economically hedge risk associated with its FIA and IUL products' contingent liabilities. The Company's FIA and IUL products include embedded derivative features that are discussed in Note 1 — Summary of Significant Accounting Policies — Investment Contract and Life Policy Reserves — Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies. The Company's investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company's investment or insurance products during the three years ended December 31, 2017.

Net Investment Income

The components of net investment income for the following periods were:

($ in thousands)	Year Ended December 31,
	2017	2016	2015

Fixed maturity securities	$354,290	$342,773	$326,207
Equity securities	6,411	4,703	4,355
Short-term and other investments	10,214	9,668	9,187
Other invested assets (equity method investments)	12,555	13,609	1,984
Total investment income	383,470	370,753	341,733
Investment expenses	(9,840)	(9,567)	(9,133)
Net investment income	$373,630	$361,186	$332,600

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the following periods were:

($ in thousands)	Year Ended December 31,
	2017	2016	2015

Fixed maturity securities	$(8,867)	$5,784	$10,289
Equity securities	4,003	(608)	1,378
Short-term investments and other	1,458	(1,053)	1,046
Net realized investment gains (losses)	$(3,406)	$4,123	$12,713

The Company, from time to time, sells invested assets subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company's intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company's investment strategy.

NOTE 2 - Investments-(Continued)

Fixed Maturity and Equity Securities

The Company's investment portfolio is comprised primarily of fixed maturity securities and also includes equity securities. The amortized cost or cost, net unrealized investment gains and losses, fair values and OTTI included in accumulated other comprehensive income (loss) (AOCI) of all fixed maturity and equity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (1)
December 31, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$669,297	$30,460	$3,032	$696,725	$—
Other, including U.S. Treasury securities	714,613	26,311	5,516	735,408	—
Municipal bonds	1,711,581	184,107	2,435	1,893,253	—
Foreign government bonds	96,780	5,958	—	102,738	—
Corporate bonds	2,409,426	173,862	4,334	2,578,954	—
Other mortgage-backed securities	1,701,253	22,935	7,191	1,716,997	—
Totals	$7,302,950	$443,633	$22,508	$7,724,075	$—

Equity securities (3)	$116,320	$19,425	$279	$135,466	$—

December 31, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$412,891	$33,168	$3,640	$442,419	$—
Other, including U.S. Treasury securities	458,745	18,518	10,120	467,143	—
Municipal bonds	1,648,252	143,733	22,588	1,769,397	—
Foreign government bonds	93,864	5,102	297	98,669	—
Corporate bonds	2,672,818	152,229	14,826	2,810,221	—
Other mortgage-backed securities	1,865,557	22,241	18,939	1,868,859	1,618
Totals	$7,152,127	$374,991	$70,410	$7,456,708	$1,618

Equity securities (3)	$134,013	$13,210	$5,574	$141,649	$—

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

(2)
Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $361,955 thousand and $196,468 thousand; Federal Home Loan Mortgage Corporation (FHLMC) of $400,001 thousand and $284,050 thousand; and Government National Mortgage Association (GNMA) of $104,168 thousand and $115,627 thousand as of December 31, 2017 and 2016, respectively.

(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

NOTE 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturity and equity securities in an unrealized loss position at December 31, 2017 and 2016, respectively. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2017 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at December 31, 2017.

($ in thousands)	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$134,032	$1,053	$40,606	$1,979	$174,638	$3,032
Other	168,634	1,849	122,753	3,667	291,387	5,516
Municipal bonds	29,437	100	79,140	2,335	108,577	2,435
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	115,113	2,701	36,081	1,633	151,194	4,334
Other mortgage-backed securities	457,166	2,791	168,972	4,400	626,138	7,191
Total fixed maturity securities	904,382	8,494	447,552	14,014	1,351,934	22,508
Equity securities (1)	6,027	249	1,277	30	7,304	279
Combined totals	$910,409	$8,743	$448,829	$14,044	$1,359,238	$22,787
Number of positions with a gross unrealized loss	354		158		512
Fair value as a percentage of total fixed maturities and equity securities fair value	11.6%		5.7%		17.3%

December 31, 2016
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$76,573	$3,096	$3,235	$544	$79,808	$3,640
Other	219,372	10,120	—	—	219,372	10,120
Municipal bonds	408,163	19,006	9,928	3,582	418,091	22,588
Foreign government bonds	24,182	297	—	—	24,182	297
Corporate bonds	459,402	11,056	57,261	3,770	516,663	14,826
Other mortgage-backed securities	750,557	13,550	229,106	5,389	979,663	18,939
Total fixed maturity securities	1,938,249	57,125	299,530	13,285	2,237,779	70,410
Equity securities (1)	56,676	4,567	7,956	1,007	64,632	5,574
Combined totals	$1,994,925	$61,692	$307,486	$14,292	$2,302,411	$75,984

Number of positions with a gross unrealized loss	629		102		731
Fair value as a percentage of total fixed maturities and equity securities fair value	26.3%		4.0%		30.3%
____________________

(1)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

NOTE 2 - Investments-(Continued)

Fixed maturity and equity securities with an investment grade rating represented 90.3% of the gross unrealized loss as of December 31, 2017. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company's credit loss component of OTTI losses on fixed maturity securities held as of December 31, 2017 and 2016 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of OTTI losses were recognized in other comprehensive income (loss):

($ in thousands)	Year Ended December 31,
	2017	2016
Cumulative credit loss (1)
Beginning of period	$13,703	$7,844
New credit losses	—	300
Increases to previously recognized credit losses	1,995	5,859
Losses related to securities sold or paid down during the period	(11,873)	(300)
End of period	$3,825	$13,703
____________________

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

($ in thousands)	December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$243,998	$248,959	3.2%
Due after 1 year through 5 years	1,985,554	2,059,625	26.7%
Due after 5 years through 10 years	2,428,868	2,522,414	32.6%
Due after 10 years through 20 years	1,731,226	1,867,055	24.2%
Due after 20 years	913,304	1,026,022	13.3%
Total	$7,302,950	$7,724,075	100.0%

Average option-adjusted duration, in years	5.9

NOTE 2 - Investments-(Continued)

Sales of Fixed Maturity and Equity Securities

Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Fixed maturity securities
Proceeds received	$500,760	$429,251	$445,100
Gross gains realized	13,570	15,915	22,476
Gross losses realized	(11,842)	(4,163)	(5,487)

Equity securities
Proceeds received	$50,113	$21,210	$31,621
Gross gains realized	7,753	2,869	6,604
Gross losses realized	(1,972)	(935)	(672)

Net Unrealized Investment Gains and Losses on Fixed Maturity and Equity Securities

Net unrealized investment gains and losses are computed as the difference between fair value and amortized cost for fixed maturity securities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on DAC:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Net unrealized investment gains and losses on fixed maturity securities, net of tax
Beginning of period	$197,978	$198,714	$336,604
Change in unrealized investment gains and losses	69,989	3,024	(131,202)
Reclassification of net realized investment (gains) losses to net income	5,764	(3,760)	(6,688)
End of period	$273,731	$197,978	$198,714

Net unrealized investment gains and losses on equity securities, net of tax
Beginning of period	$4,963	$2,649	$6,988
Change in unrealized investment gains and losses	10,084	1,919	(3,443)
Reclassification of net realized investment (gains) losses to net income	(2,602)	395	(896)
End of period	$12,445	$4,963	$2,649

Investment in Entities Exceeding 10% of Shareholders' Equity

At December 31, 2017 and 2016, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

NOTE 2 - Investments-(Continued)

Offsetting of Assets and Liabilities

The Company's derivative instruments (call options) are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached.

The following table presents the instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the	Net Amounts of Assets/ Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2017
Asset derivatives
Free-standing derivatives	$15,550	$—	$15,550	$—	$15,584	$(34)

December 31, 2016
Asset derivatives
Free-standing derivatives	8,694	—	8,694	—	8,824	(130)

Deposits

At December 31, 2017 and 2016, fixed maturity securities with a fair value of $17,985 thousand and $18,119 thousand, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at December 31, 2017 and 2016, fixed maturity securities with a fair value of $686,790 thousand and $620,489 thousand, respectively, were on deposit with FHLB as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $625,000 thousand and $575,000 thousand at the respective dates. The deposited securities are included in Fixed maturity securities on the Company's Consolidated Balance Sheets.

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

Level 2
Unadjusted observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities. Level 2 assets and liabilities include fixed maturity securities (1) with quoted prices that are traded less frequently than exchange-traded instruments or (2) values based on discounted cash flows with observable inputs. This category generally includes certain U.S. Government and agency mortgage-backed securities, non-agency structured securities, corporate fixed maturity securities, preferred stocks and derivative instruments.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The following discussion describes the valuation methodologies used for financial assets and financial liabilities measured at fair value. The techniques utilized in estimating the fair values are affected by the assumptions used, including discount rates and estimates of the amount and timing of future cash flows. The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company's investment holdings. Care is exercised in deriving conclusions about the Company's business, its value or financial position based on the fair value information of financial assets and liabilities presented below.

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial asset or financial liability, including estimates of both the timing and amount of expected future cash flows and the credit standing of the issuer. In some cases, fair value estimates cannot be substantiated by comparison to independent markets. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial asset or financial liability. The disclosed fair values do not reflect any premium or discount that could result from offering for sale at one time an entire holding of a particular financial asset or financial liability. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Investments

For fixed maturity securities, each month the Company obtains fair value prices from its investment managers and custodian bank. Fair values for the Company's fixed maturity securities are based primarily on prices provided by its investment managers as well as its custodian bank for certain securities. The prices from the custodian bank are compared to prices from the investment managers. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider's expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, ratings designations, sector groupings, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers' valuation methodologies are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The market inputs utilized in the evaluation measures and adjustments include: benchmark yield curves, reported trades, broker-dealer quotes, ratings and corresponding issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the market sector and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

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

The Company's fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90.7% of the portfolio, based on fair value, was priced through pricing services or index priced as of both December 31, 2017 and 2016. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes can be corroborated by comparison to other vendor quotes, pricing models or analyses, the securities are generally classified as Level 2, otherwise they are classified as Level 3. There were no significant changes to the valuation process during 2017.

When a public quotation is not available, equity securities are valued by using non-binding broker-dealer quotes or through the use of pricing models or analyses that are based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in 2017. At December 31, 2017, all of the publicly traded equity securities were priced from observable market quotations. Fair values of equity securities have been determined by the Company from observable market quotations, when available.

Short-term and other investments are comprised of short-term fixed maturity securities, derivative instruments (all call options), policy loans, mortgage loans, and restricted FHLB membership and activity stocks, as well as certain alternative investments which are accounted for using the equity method of accounting and are excluded from the fair value hierarchy.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company's fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At December 31, 2017, Level 3 investments comprised approximately 2.8% of the Company's total investment portfolio fair value.

($ in thousands)	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$696,725	$696,725	$—	$693,375	$3,350
Other, including U.S. Treasury securities	735,408	735,408	13,393	722,015	—
Municipal bonds	1,893,253	1,893,253	—	1,843,925	49,328
Foreign government bonds	102,738	102,738	—	102,738	—
Corporate bonds	2,578,954	2,578,954	14,345	2,491,630	72,979
Other mortgage-backed securities	1,716,997	1,716,997	—	1,612,403	104,594
Total fixed maturity securities	7,724,075	7,724,075	27,738	7,466,086	230,251
Equity securities	135,466	135,466	82,208	53,252	6
Short-term investments	62,593	62,593	62,593	—	—
Other investments	28,050	28,050	—	28,050	—
Totals	$7,950,184	$7,950,184	$172,539	$7,547,388	$230,257
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$594	$594	$—	$594	$—
Other policyholder funds, embedded derivatives	$80,733	$80,733	$—	$—	$80,733

December 31, 2016
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$442,419	$442,419	$—	$439,004	$3,415
Other, including U.S. Treasury securities	467,143	467,143	13,631	453,512	—
Municipal bonds	1,769,397	1,769,397	—	1,722,900	46,497
Foreign government bonds	98,669	98,669	—	98,669	—
Corporate bonds	2,810,221	2,810,221	13,532	2,736,498	60,191
Other mortgage-backed securities	1,868,859	1,868,859	—	1,767,615	101,244
Total fixed maturity securities	7,456,708	7,456,708	27,163	7,218,198	211,347
Equity securities	141,649	141,649	98,632	43,011	6
Short-term investments	44,918	44,918	44,167	—	751
Other investments	20,194	20,194	—	20,194	—
Totals	$7,663,469	$7,663,469	$169,962	$7,281,403	$212,104
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$158	$158	$—	$158	$—
Other policyholder funds, embedded derivatives	$59,393	$59,393	$—	$—	$59,393

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The Company transferred one equity security between Levels 2 and 1 during 2017 because that security became more actively traded. The Company did not have any transfers between Levels 1 and 2 during 2016. The following tables present reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

($ in thousands)	Financial Assets									Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)		Total Fixed Maturity Securities		Equity Securities	Short-term Investments	Total

Beginning balance, January 1, 2017	$46,497	$60,191	$104,659		$211,347		$6	$751	$212,104	$59,393
Transfers into Level 3 (3)	5,214	38,483	43,091		86,788		—	—	86,788	—
Transfers out of Level 3 (3)	(5,557)	(16,252)	(6,542)		(28,351)		—	(751)	(29,102)	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	(1)	(1,832)		(1,833)		—	—	(1,833)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—		—		—	—	—	12,942
Net unrealized investment gains (losses) included in OCI	3,977	661	2,075		6,713		—	—	6,713	—
Purchases	—	—	—		—		—	—	—	—
Issuances	—	—	—		—		—	—	—	12,605
Sales	—	(1,999)	(9,179)		(11,178)		—	—	(11,178)	—
Settlements	—	—	—		—		—	—	—	—
Paydowns, maturities and distributions	(803)	(8,104)	(24,328)		(33,235)		—	—	(33,235)	(4,207)
Ending balance, December 31, 2017	$49,328	$72,979	$107,944		$230,251		$6	$—	$230,257	$80,733

Beginning balance, January 1, 2016	$30,379	$67,575	$75,466		$173,420		$6	$—	$173,426	$39,021
Transfers into Level 3 (3)	17,710	27,561	39,128		84,399		—	751	85,150	—
Transfers out of Level 3 (3)	—	(14,334)	(6,694)		(21,028)		—	—	(21,028)	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	(1,833)	(56)		(1,889)		—	—	(1,889)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—		—		—	—	—	5,011
Net unrealized investment gains (losses) included in OCI	(990)	(205)	5,895	—	4,700	—	—	—	4,700	—
Purchases	—	—	—		—		—	—	—	—
Issuances	—	—	—		—		—	—	—	17,113
Sales	—	—	—		—		—	—	—	—
Settlements	—	—	—		—		—	—	—	—
Paydowns, maturities and distributions	(602)	(18,573)	(9,080)		(28,255)		—	—	(28,255)	(1,752)
Ending balance, December 31, 2016	$46,497	$60,191	$104,659		$211,347		$6	$751	$212,104	$59,393
____________________

(1)	Represents embedded derivatives, all related to the Company's FIA products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the years ended December 31, 2017 and 2016 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company's policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At December 31, 2017, the Company impaired Level 3 securities for a $1,833 thousand realized loss. At December 31, 2016 the Company impaired Level 3 securities for a $1,889 thousand realized loss. For the years ended December 31, 2017 and 2016, realized losses of $12,942 thousand and $5,011 thousand, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets and liabilities classified as Level 3 are subject to the control processes as previously described in this Note. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as those used for fixed maturity securities.

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

($ in thousands)	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets
Investments
Other investments	$154,898	$159,575	$—	$—	$159,575
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,452,972	4,366,334	—	—	4,366,334
Investment contract and life policy reserves, account values on life contracts	82,911	88,620	—	—	88,620
Other policyholder funds	643,528	643,528	—	575,622	67,906
Long-term debt	297,469	311,315	—	311,315	—

December 31, 2016
Financial Assets
Investments
Other investments	$151,965	$156,536	$—	$—	$156,536
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,360,456	4,280,528	—	—	4,280,528
Investment contract and life policy reserves, account values on life contracts	79,591	85,066	—	—	85,066
Other policyholder funds	649,557	649,557	—	575,253	74,304
Long-term debt	247,209	248,191	—	248,191	—

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Other Investments

Other investments includes policy loans and mortgage loans. For policy loans the fair value is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. For mortgage loans, the fair value is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities.

Investment Contract and Life Policy Reserves

The fair values of fixed annuity contract liabilities and policyholder account balances on life contracts are equal to the discounted estimated future cash flows (using the Company's current interest rates for similar products including consideration of minimum guaranteed interest rates). The Company carries these financial liabilities at cost.

Also, included in investment contract and life policy reserves are embedded derivatives related to the Company's IUL products. These embedded derivatives are carried at fair value with fair value equal to the fair value of the current call options purchased to hedge the liability.

Other Policyholder Funds

Other policyholder funds are liabilities related to supplementary contracts without life contingencies and dividend accumulations, as well as balances outstanding under funding agreements with the FHLB and embedded derivatives related to the FIA products. Except for embedded derivatives, each of these components is carried at cost, which management believes is a reasonable estimate of fair value due to the relatively short duration of these items, based on the Company's past experience.

The fair value of the embedded derivatives related to FIA products is estimated at each reporting date by (1) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (2) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for the Company's nonperformance risk related to those liabilities. The projections of policy contract values are based on the Company's best estimate assumptions for future contract growth and decrements. The assumptions for future contract growth include the expected index credits which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next contract anniversary. Projections of minimum guaranteed contract values include the same best estimate assumptions for contract decrements used to project policy contract values.

Long-term Debt

The Company carries long-term debt at amortized cost. The fair value of long-term debt is estimated based on unadjusted quoted market prices of the Company's securities or unadjusted market prices based on similar publicly traded issues when trading activity for the Company's securities is not sufficient to provide a market price.

NOTE 4 - Derivative Instruments

The Company offers FIA products, which are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index. The Company also offers IUL products which credit interest based on a percentage of the gain in a specified market index. When deposits are received for FIA and IUL contracts, a portion is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to FIA and IUL policyholders. For the Company, substantially all such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with changes in fair value included in Net realized investment gains and losses, a component of revenues, in the Consolidated Statements of Operations.

The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open positions. Call options are not purchased to fund the index liabilities which may arise after the next deposit anniversary date. On the respective anniversary dates of the indexed deposits, the index used to compute the annual index credit is reset and new one-year call options are purchased to fund the next annual index credit. The cost of these purchases is managed through the terms of the FIA and IUL contracts, which permit changes to index return caps, participation rates and/or asset fees, subject to guaranteed minimums on each contract's anniversary date. By adjusting the index return caps, participation rates or asset fees, crediting rates generally can be managed except in cases where the contractual features would prevent further modifications.

The future annual index credits on FIA are treated as a "series of embedded derivatives" over the expected life of the applicable contract with a corresponding reserve recognized. For IUL, the embedded derivative represents a single year liability for the index return.

The Company carries all derivative instruments at fair value in the Consolidated Balance Sheets. The Company elected to not use hedge accounting for derivative transactions related to the FIA and IUL products. As a result, the Company recognizes the purchased call options and the embedded derivatives related to the provision of a contingent return at fair value, with changes in the fair value of the derivatives recognized immediately as Net realized investment gains (losses) in the Consolidated Statements of Operations. The fair values of derivative instruments, including derivative instruments embedded in FIA and IUL contracts are presented in the Consolidated Balance Sheets as follows:

($ in thousands)	December 31,
	2017	2016
Assets
Derivative instruments, included in Short-term and other investments	$15,550	$8,694

Liabilities
Fixed indexed annuities - embedded derivatives, included in Other policyholder funds	80,733	59,393
Indexed universal life - embedded derivatives, included in Investment contract and life policy reserves	594	158

NOTE 4 - Derivative Instruments-(Continued)

In general, the change in the fair value of the embedded derivatives related to FIA will not correspond to the change in fair value of the purchased call options because the purchased call options are one-year options while the options valued in the embedded derivatives represent the rights of the policyholder to receive index credits over the entire period the FIA contracts are expected to be in force, which typically exceeds 10 years. The changes in fair value of derivatives included in the Consolidated Statements of Operations were as follows:

($ in thousands)	Years Ended December 31,
	2017	2016	2015
Change in fair value of derivatives (1):
Revenues
Net realized investment gains (losses)	$14,867	$4,024	$(1,483)

Change in fair value of embedded derivatives:
Revenues
Net realized investment gains (losses)	(13,410)	(5,076)	2,529
____________________

(1)	Includes gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

The Company's strategy attempts to mitigate potential risk of loss under these agreements through a regular monitoring process, which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a S&P/Moody's Investors Service (Moody's) long-term credit rating of "BBB+/A1" or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide collateral when the fair value of the exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in thousands)	December 31, 2017				December 31, 2016
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value

Bank of America, N.A.	A+	Aa3	$85,100	$6,320	$38,500	$1,934
Barclays Bank PLC	A	A1	48,900	1,828	66,800	1,543
Citigroup Inc.	BBB+		—	—	—	—
Credit Suisse International	A	A1	21,100	1,444	65,200	4,281
Societe Generale	A		91,700	5,958	15,600	936

Total			$246,800	$15,550	$186,100	$8,694

As of December 31, 2017 and 2016, the Company held $15,584 thousand and $8,824 thousand, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company's maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 thousand per counterparty.

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

($ in thousands)	Years Ended December 31,
	2017	2016	2015
Property and Casualty segment
Gross reserves, beginning of year (1)	$307,757	$301,569	$311,097
Less: reinsurance recoverables	61,199	50,332	43,740
Net reserves, beginning of year (2)	246,558	251,237	267,357
Incurred claims and claim expenses:
Claims occurring in the current year	498,989	471,099	432,811
Decrease in estimated reserves for claims occurring in prior years (3)	(2,700)	(7,000)	(12,500)
Total claims and claim expenses incurred (4)	496,289	464,099	420,311
Claims and claim expense payments for claims occurring during:
Current year	333,385	323,025	294,449
Prior years	147,689	145,753	141,982
Total claims and claim expense payments	481,074	468,778	436,431
Net reserves, end of year (2)	261,773	246,558	251,237
Plus: reinsurance recoverables	57,409	61,199	50,332
Gross reserves, end of year (1)	$319,182	$307,757	$301,569
____________________

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Life and Retirement of $28,567 thousand, $22,131 thousand and $22,151 thousand as of December 31, 2017, 2016 and 2015, respectively, in addition to Property and Casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2017, 2016 and 2015.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Life and Retirement of $86,017 thousand, $76,905 thousand, and $76,053 thousand for the years ended December 31, 2017, 2016 and 2015, respectively, in addition to Property and Casualty amounts.

Underwriting results for Property and Casualty are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for Property and Casualty claims include provisions for payments to be made on reported claims (case reserves), claims incurred but not yet reported (IBNR) and associated settlement expenses (together, loss reserves). The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions, public attitudes and medical costs.

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

The Company believes the Property and Casualty loss reserves are appropriately established based on available facts, laws, and regulations. The Company calculates and records a single best estimate of the reserve (which is equal to the actuarial point estimate) as of each reporting date, for each line of business and its coverages for reported losses and for IBNR losses and as a result believes no other estimate is better than the recognized amount. Due to uncertainties involved, the ultimate cost of losses may vary materially from recognized amounts.

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

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, given the relatively large proportion (approximately 80.0% as of December 31, 2017) of the Company's reserves that are in the longer-tail automobile liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.

Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as re-estimates. The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year to create an estimate of how losses are likely to develop over time.

An accident year refers to classifying claims based on the year in which the claims occurred. For estimating short-tail coverage reserves (e.g., homeowners and automobile physical damage), which comprise approximately 15.0% of the Company's total loss reserves as of December 31, 2017, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (primarily related to automobile liability), which comprise approximately 85.0% of the Company's total loss reserves as of December 31, 2017, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

In all of the loss estimation techniques referred to above, a ratio (development factor) is calculated which compares current results to results in the prior period for each accident year. Various development factors, based on historical results, are multiplied by the current experience to estimate the development of losses of each accident year from the current time period into the next time period. The development factors for the next time period for each accident year are compounded over the remaining calendar years to calculate an estimate of ultimate losses for each accident year. Occasionally, unusual aberrations in loss patterns are caused by factors such as changes in claim reporting, settlement patterns, unusually large losses, process changes, legal or regulatory environment changes, and other influences. In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors and judgment is applied to make appropriate development factor assumptions needed to develop a best estimate of ultimate losses. Paid losses are then subtracted from estimated ultimate losses to determine the indicated loss reserves. The difference between indicated reserves and recorded reserves is the amount of reserve re-estimate.

Reserves are re-estimated quarterly. When new development factors are calculated from actual losses, and they differ from estimated development factors used in previous reserve estimates, assumptions about losses and required reserves are revised based on the new development factors. Changes to reserves are recognized in the period in which development factor changes result in reserve re-estimates.

Claim count estimates are also established for claims as they occur for each line of business based on estimates of the ultimate claim counts. (These counts are derived by counting the number of claimants by insurance coverage.) The primary actuarial techniques (development of paid claim counts and development of reported claim counts) used to estimate ultimate claim counts are applied to actual paid claim counts and reported claim counts (paid claims plus individual unpaid claims set by claim adjusters) for an accident year to create an estimate of how claims are likely to develop over time. An accident year refers to classifying claims based on the year in which the claim occurred. The ultimate claim count generally gives equal consideration to the results of the two actuarial techniques described.

Occasionally, unusual aberrations in claim reporting patterns or claims payment patterns may occur. In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors and judgment is applied to make appropriate development factor assumptions needed to develop a best estimate of ultimate claims.

See tables on the following pages of Note 5 for details of the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration and tables illustrating the incurred and paid claims development information by accident year on a net basis for the lines of Homeowners, Auto Liability, and Auto Physical Damage, which represents 99.0% of the Company's incurred losses for 2017.

Numerous actuarial estimates of the types described above are prepared each quarter to monitor losses for each line of business, including the line's individual coverages; for reported losses and IBNR. Often, several different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which the Company selects the best estimate for each component, occasionally incorporating additional analyses and judgment, as described above. These estimates also incorporate the historical impact of inflation into reserve estimates, the implicit assumption being that a multi-year average development factor represents an adequate provision. Based on the Company's review of these estimates, as well as the review of the independent reserve studies, the best estimate of required reserves for each line of business, including the line's individual coverages, is determined by management and is recognized for each accident year, then the required reserves for each component are summed to create the reserve balances carried on the Company's Consolidated Balance Sheets.

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Based on the Company's products and coverages, historical experience, and various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property and Casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6.0% of reserves, which equates to plus or minus approximately $10,000 thousand of net income as of December 31, 2017. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $2,700 thousand in 2017, $7,000 thousand in 2016 and $12,500 thousand in 2015. In 2017, the favorable development was predominantly the result of favorable severity trends in property for accident years 2015 and prior. In 2016, the favorable development was predominantly the result of favorable severity trends in property for accident years 2014 and prior. In 2015, the favorable development was predominantly the result of favorable frequency and severity trends in automobile liability loss emergence for accident years 2013 and prior, as well as favorable severity trends in property for accident years 2013 and prior.

The Company completes a detailed study of Property and Casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's Property and Casualty reserves at December 31st of each year. The result of the independent actuarial study at December 31, 2017 was consistent with management's analysis and selected estimates and did not result in any adjustments to the Company's Property and Casualty reserves recognized.

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

Below is the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration:

($ in thousands) Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners	78.2%	17.1%	2.5%	1.0%	0.9%	0.2%	0.1%	—	—	—
Auto liability	41.0%	34.9%	13.8%	6.3%	2.5%	1.0%	0.3%	0.1%	—	—
Auto physical damage	95.4%	4.6%	—	—	—	—	—	—	—	—

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

The following tables illustrate the incurred and paid claims development by accident year on a net basis for the lines of homeowners, auto liability and auto physical damage. Conditions and trends that have affected the development of these reserves in the past will not necessarily reoccur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

($ in thousands)
Homeowners
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2017
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

2008	$140,469	$136,743	$136,002	$139,743	$139,232	$139,511	$139,472	$139,348	$139,306	$139,311	$—	32,277
2009		113,274	112,280	112,970	113,096	113,357	113,230	113,216	112,900	112,958	—	21,809
2010			140,994	136,907	133,358	133,235	133,216	133,136	132,859	132,905	74	25,149
2011				150,141	150,334	150,791	148,860	148,755	148,414	148,370	326	29,526
2012					108,754	109,156	109,360	106,486	106,308	106,348	433	21,576
2013						105,584	107,489	103,982	102,407	102,345	718	19,214
2014							111,647	113,505	109,059	106,844	654	20,076
2015								111,706	115,134	114,404	1,667	18,673
2016									115,931	118,604	4,677	19,733
2017										126,285	12,834	17,494
									Total	$1,208,374

Homeowners
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

2008	$105,401	$130,888	$134,235	$136,923	$138,802	$138,992	$139,121	$139,224	$139,256	$139,257
2009		81,570	104,407	108,217	110,324	112,554	112,720	112,827	112,848	112,851
2010			98,190	124,326	129,790	132,246	132,523	132,604	132,599	132,602
2011				123,046	142,846	145,852	146,908	147,451	148,026	148,014
2012					84,260	101,566	104,203	105,156	105,561	105,909
2013						76,890	96,599	99,361	100,968	101,527
2014							83,314	103,030	105,704	106,081
2015								90,704	109,303	111,882
2016									95,772	113,186
2017										106,800
								Total		1,178,109
								Outstanding prior to 2008		37
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$30,302

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

($ in thousands)
Auto Liability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2017
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

2008	$144,694	$145,669	$142,279	$149,225	$141,666	$140,648	$139,938	$139,131	$138,975	$138,973	$—	47,245
2009		159,934	158,703	153,662	157,941	151,418	150,919	150,568	149,822	149,888	(1)	49,232
2010			157,712	160,058	156,369	154,222	152,483	151,653	149,818	149,425	14	48,939
2011				150,803	146,713	145,735	143,133	142,488	139,840	138,891	325	45,973
2012					156,448	153,815	150,336	149,346	147,594	145,847	758	45,983
2013						153,860	152,858	150,720	150,657	148,111	1,521	47,353
2014							155,105	157,249	158,470	159,937	4,397	49,332
2015								165,517	172,553	177,021	7,703	50,428
2016									180,380	184,440	17,107	51,575
2017										187,983	67,236	41,269
									Total	$1,580,516

Auto Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

2008	$54,750	$103,370	$123,062	$134,377	$137,980	$138,539	$138,758	$138,875	$138,962	$138,970
2009		60,011	110,921	133,568	142,524	146,383	148,783	149,608	149,801	149,855
2010			63,416	118,345	137,012	144,255	147,337	148,751	149,247	149,364
2011				61,070	108,837	126,812	133,931	136,906	138,151	138,358
2012					61,279	109,574	127,185	138,641	142,916	144,622
2013						62,224	108,856	131,214	139,954	145,291
2014							61,329	117,468	139,463	149,059
2015								70,836	134,473	157,980
2016									73,073	140,901
2017										70,682
								Total		1,385,082
								Outstanding prior to 2008		205
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$195,636

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

($ in thousands)
Auto Physical Damage
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2017
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

2008	$89,088	$87,854	$87,834	$86,900	$87,992	$87,979	$87,976	$87,966	$87,954	$87,947	$—	76,517
2009		84,539	83,515	83,202	82,635	82,000	81,986	81,972	81,963	81,972	—	77,449
2010			84,112	83,420	83,103	83,046	83,052	83,050	83,036	83,028	—	81,581
2011				86,205	85,507	86,023	85,120	85,143	85,116	85,108	—	80,803
2012					83,770	82,337	83,402	83,431	83,354	83,342	—	78,162
2013						91,448	88,856	88,672	88,627	88,455	(29)	80,916
2014							95,572	95,634	95,422	95,239	(17)	87,896
2015								99,291	97,994	97,624	(62)	87,472
2016									112,430	109,515	(211)	93,098
2017										115,483	(1,520)	84,684
									Total	$927,713

Auto Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Year Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

2008	$82,412	$87,963	$87,905	$87,949	$87,992	$87,979	$87,976	$87,966	$87,954	$87,947
2009		78,456	82,117	82,039	82,015	82,000	81,985	81,973	81,963	81,955
2010			79,329	83,120	83,103	83,087	83,067	83,051	83,036	83,028
2011				83,227	85,254	85,181	85,148	85,127	85,116	85,108
2012					80,519	83,418	83,372	83,355	83,347	83,342
2013						85,110	88,688	88,580	88,532	88,484
2014							88,939	95,444	95,266	95,256
2015								92,138	97,850	97,685
2016									106,459	109,686
2017										105,156
								Total		917,647
								Outstanding prior to 2008		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$10,066

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the Consolidated Balance Sheet is as follows:

($ in thousands)	Years Ended December 31,
2017
Property and Casualty segment
Net reserves
Homeowners	$30,302
Auto liability	195,636
Auto physical damage	10,066
Other short duration lines	2,723
Total net reserves for unpaid claims and claim adjustment expense, net of reinsurance	238,727

Reinsurance recoverable on unpaid claims
Homeowners	298
Auto liability	50,713
Other short duration lines	6,398
Total reinsurance recoverable on unpaid claims	57,409

Insurance lines other than short duration (1)	28,567
Unallocated claims adjustment expenses	23,046
Total other than short duration and unallocated claims adjustment expenses	51,613

Gross reserves, end of year (1)	$347,749
____________________

(1)	This line includes Retirement and Life reserves as included in the Consolidated Balance Sheet.

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

The Company's catastrophe losses incurred of approximately $61,814 thousand, $60,043 thousand and $44,429 thousand for the years ended December 31, 2017, 2016 and 2015, respectively, reflected losses from winter storm events in the first part of each year, wind/hail/tornado events in the spring and summer months of each year, as well as losses from several storms in the latter part of each year. The third quarter of 2017 also included losses from Hurricanes Harvey and Irma.

NOTE 6 - Reinsurance and Catastrophes-(Continued)

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other assets in the Consolidated Balance Sheets were as follows:

($ in thousands)	December 31,
	2017	2016
Reinsurance recoverables on reserves and unpaid claims
Property and Casualty
Reinsurance companies	$6,696	$10,239
State insurance facilities	50,713	50,960
Life and health	11,037	9,275
Total	$68,446	$70,474

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

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Year Ended December 31, 2017
Premiums written and contract deposits (1)	$1,244,500	$21,989	$4,606	$1,227,117
Premiums and contract charges earned	812,099	22,036	4,640	794,703
Benefits, claims and settlement expenses	588,621	10,472	4,157	582,306

Year Ended December 31, 2016
Premiums written and contract deposits	1,280,903	22,728	4,324	1,262,499
Premiums and contract charges earned	777,651	22,826	4,321	759,146
Benefits, claims and settlement expenses	562,385	25,739	4,358	541,004

Year Ended December 31, 2015
Premiums written and contract deposits	1,277,066	24,737	4,184	1,256,513
Premiums and contract charges earned	752,798	25,077	4,159	731,880
Benefits, claims and settlement expenses	508,904	16,221	3,681	496,364

____________________

(1)
This measure is not based on accounting principles generally accepted in the U.S. (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2017. Past due reinsurance recoverables as of December 31, 2017 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2017, the Company's catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (FHCF). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25,000 thousand per occurrence up to $90,000 thousand per occurrence and 100% coverage for losses above $90,000 per occurrence to $175,000 per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25,000 thousand excess of $25,000 thousand, $40,000 thousand excess of $50,000 thousand and $85,000 thousand excess of $90,000 thousand.

NOTE 6 - Reinsurance and Catastrophes-(Continued)

For liability coverages, in 2017, the Company reinsured each loss above a retention of $1,000 thousand with coverage up to $5,000 thousand on a per occurrence basis and $20,000 thousand in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2017 the Company reinsured each loss above a retention of $1,000 thousand up to $5,000 thousand on a per risk basis, including catastrophe losses. Also, the Company could submit to the reinsurers two per risk losses from the same occurrence for a total of $8,000 thousand of property recovery in any one event.

The maximum individual life insurance risk retained by the Company is $300 thousand on any individual life, while either $100 thousand or $125 thousand is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. For 2017, the Company reinsured 100% of the catastrophe risk in excess of $1,000 thousand up to $35,000 thousand per occurrence, with one reinstatement. The Company's life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

NOTE 7 - Debt

Indebtedness and scheduled maturities consisted of the following:

($ in thousands)	Effective Interest Rates	Final Maturity	December 31,
			2017	2016
Short-term debt
Bank Credit Facility	Variable	2019	$—	$—
Long-term debt (1)
4.50% Senior Notes, Aggregate principal amount of $250,000 less unaccrued discount of $547 and $603 and unamortized debt issuance costs of $1,984 and $2,188	4.50%	2025	247,469	247,209
Federal Home Loan Bank borrowing	1.57%	2022	50,000	—

Total			$297,469	$247,209
____________________

(1)	The Company designates debt obligations as "long-term" based on maturity date at issuance.

Credit Agreement with Financial Institutions (Bank Credit Facility)

In 2014, HMEC's Bank Credit Agreement (the Bank Credit Facility) was amended and restated to extend the commitment termination date to July 30, 2019 from the previous termination date of October 6, 2015 and to decrease the interest rate spread relative to Eurodollar base rates. The financial covenants within the agreement were not changed. The Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, and provides for unsecured borrowings of up to $150,000 thousand. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2017.

NOTE 7 - Debt-(Continued)

4.50% Senior Notes due 2025 (Senior Notes due 2025)

On November 23, 2015, the Company issued $250,000 thousand aggregate principal amount of 4.50% senior notes, which will mature on December 1, 2025, issued at a discount of 0.265% resulting in an effective yield of 4.533%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. The Senior Notes due 2025 are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 35 basis points, plus, in either of the above cases, accrued interest to the date of redemption.

Federal Home Loan Bank Borrowings

In 2017, HMIC became a member of the FHLB, which provides HMIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of membership stock, in June 2017, HMIC purchased common stock to meet the membership requirement. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 5.0% of the borrowing, or a lower percentage - such as 2.0% based on the Reduced Capitalization Advance Program. In the fourth quarter of 2017, HMIC purchased common stock to meet the activity-based requirement. For FHLB borrowings, the Board has authorized a maximum amount equal to the greater of 10% of admitted assets or 20% of surplus of the consolidated property and casualty companies. During the fourth quarter of 2017, the Company received $50,000 thousand in executed borrowings for HMIC. Of the total $50,000 thousand received, $25,000 thousand matures on October 5, 2022 and $25,000 thousand matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 1.57% as of December 31, 2017. HMIC's FHLB borrowings of $50,000 thousand are included in Long-term debt in the Consolidated Balance Sheets.

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

NOTE 8 - Income Taxes

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) was enacted by the U.S. government. The Tax Act is generally effective January 1, 2018, and among other changes, reduced the federal corporate income tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax, modified numerous insurance-specific provisions, and further limited deductions for executive compensation. The effects of the Tax Act are reflected in the Company's deferred tax calculations as of December 31, 2017.

ASC 740 Income Taxes requires that the impact of the Tax Act be recognized in the period in which the law was enacted. As a result, total income tax expense for 2017 included a benefit of $99.0 million to reflect the change in tax rates included in the Tax Act as of the date of enactment, as a result of re-measuring the Company's net deferred tax liability.

NOTE 8 - Income Taxes-(Continued)

The Company has recorded provisional amounts for the taxes associated with its partnership investments and the changes in discounting unpaid loss reserves based on information available at December 31, 2017. The Company has reasonably estimated the tax impact of its partnership investments; however, accumulated foreign earnings in the Company's partnership investments could be impacted by the Tax Act. As part of its normal U.S. income tax return preparation process, the Company expects taxes to be adjusted as final earnings from partnership investments are received. Provisional tax computations related to the Tax Act’s loss reserve discounting changes have also been reasonably estimated, and may be adjusted once the U.S. Treasury issues additional guidance. With respect to loss reserves, the Tax Act changed the prescribed interest rates, extended the time periods for discounting certain long-tail line coverages, and eliminated the Company’s ability to use its own payment patterns. The Tax Act’s changes to computing loss reserves are generally effective January 1, 2018, and any additional income taxes determined to be owed as a result of applying these new provisions versus the previously calculated amounts are includible in taxable income pro-rata over the next eight years, beginning in 2018. Any adjustments to provisional amounts will impact the Company's consolidated results of operations and must be reflected no later than in the Company's December 31, 2018 Consolidated Financial Statements.

The income tax assets and liabilities included in Other assets and Other liabilities, respectively, in the Consolidated Balance Sheets were as follows:

($ in thousands)	December 31,
	2017	2016
Income tax (asset) liability
Current	$(16,266)	$(3,832)
Deferred	157,775	205,699

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying value of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The "temporary differences" that gave rise to the deferred tax balances were as follows:

($ in thousands)	December 31,
	2017	2016
Deferred tax assets
Unearned premium reserve reduction	$11,472	$18,253
Compensation accruals	8,359	15,893
Impaired securities	2,240	8,214
Other comprehensive income - net funded status of pension and other postretirement benefit obligations	3,526	6,387
Discounting of unpaid claims and claim expense tax reserves	3,889	2,463
Postretirement benefits other than pensions	321	578
Total gross deferred tax assets	29,807	51,788
Deferred tax liabilities
Other comprehensive income - net unrealized gains on fixed maturity and equity securities	95,583	112,311
Deferred policy acquisition costs	52,438	91,028
Life insurance future policy benefit reserve	102	33,145
Life insurance future policy benefit reserve (transitional rule)	23,869	—
Discounting of unpaid claims and claim expense tax reserves (transitional rule)	2,513	—
Investment related adjustments	8,127	15,762
Intangible assets	2,557	4,262
Other, net	2,393	979
Total gross deferred tax liabilities	187,582	257,487
Net deferred tax liability	$157,775	$205,699

NOTE 8 - Income Taxes-(Continued)

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2017 and 2016.

At December 31, 2017, the Company had available the following carryforwards or credits.

($ in thousands)	Pretax
	Amount	Expiration Years

Operating loss carryforwards	$705	2037
Charitable contributions carryforwards	296	2021-2022

The components of the provision for income tax expense were as follows:

($ in thousands)	Years Ended December 31,
	2017	2016	2015

Current	$3,813	$26,359	$29,885
Deferred	(84,585)	4,108	6,085
Total income tax expense	$(80,772)	$30,467	$35,970

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

($ in thousands)	Years Ended December 31,
	2017	2016	2015

Expected federal tax on income	$31,041	$39,981	$45,308
Add (deduct) tax effects of:
Tax-exempt interest	(5,335)	(5,789)	(6,678)
Dividend received deduction	(4,448)	(3,985)	(3,564)
Tax Act DTL re-measurement	(98,988)	—	—
Employee share-based compensation	(3,258)	127	265
Other, net	216	133	639
Income tax expense (benefit) provided on income	$(80,772)	$30,467	$35,970

The Company's federal income tax returns for years prior to 2014 are no longer subject to examination by the Internal Revenue Service (IRS).

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

NOTE 8 - Income Taxes-(Continued)

HMEC and its subsidiaries file a consolidated federal income tax return. The federal income tax sharing agreements between HMEC and its subsidiaries, as approved by the Board, provide that tax on income is charged to each subsidiary as if it were filing a separate tax return with the limitation that each subsidiary will receive the benefit of any losses or tax credits to the extent utilized in the consolidated tax return. Intercompany balances are settled quarterly with a final settlement after filing the consolidated federal income tax return with the IRS.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

($ in thousands)	Years Ended December 31,
	2017	2016	2015

Balance as of the beginning of the year	$1,594	$1,039	$656
Increases related to prior year tax positions	101	348	—
Decreases related to prior year tax positions	—	—	(15)
Increases related to current year tax positions	422	283	398
Settlements	—	—	—
Lapse of statute	(327)	(76)	—
Balance as of the end of the year	$1,790	$1,594	$1,039

The Company's effective tax rate would be affected to the extent there were unrecognized tax benefits that could be recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly change within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense.

Interest and penalties were both immaterial in each of the years ended December 31, 2017, 2016 and 2015.

NOTE 9 - Shareholders' Equity and Common Stock Equivalents

Share Repurchase Programs and Treasury Shares Held (Common Stock)

In December 2011, the Board authorized a share repurchase program allowing repurchases of up to $50,000 thousand (the 2011 Plan). In September 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50,000 thousand (the 2015 Plan) to begin following the completion of the 2011 Plan. Both share repurchase programs authorize the repurchase of HMEC's common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase programs do not have expiration dates and may be limited or terminated at any time without notice.

During 2015, the Company repurchased 663,092 shares of its common stock, or 1.6% of the outstanding shares on December 31, 2014, at an aggregate cost of $21,950 thousand, or an average price of $33.08 per share, under the 2011 Plan. During 2016, the Company repurchased 701,410 shares of its common stock, or 1.7% of the outstanding shares on December 31, 2015, at an aggregate cost of $21,513 thousand, or an average price of $30.65 per share, under the 2011 and the 2015 Plans. Utilization of the remaining authorization under the 2011 program was completed in January 2016. During 2017, the Company repurchased 48,440 shares of its common stock, or 0.1% of the outstanding shares on December 31, 2016, at an aggregate cost of $1,660 thousand, or an average price of $34.26 per share, under the 2015 Plan. In

NOTE 9 - Shareholders' Equity and Common Stock Equivalents-(Continued)

total and through December 31, 2017, 2,848,050 shares were repurchased under the 2011 and 2015 Plans at an average price of $25.33 per share. The repurchase of shares was financed through use of cash. As of December 31, 2017, $27,852 thousand remained authorized for future share repurchases under the 2015 Plan authorization.

At December 31, 2017, the Company held 24,721 thousand shares in treasury.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2017 and 2016.

2010 Comprehensive Executive Compensation Plan

In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the Comprehensive Plan). The purpose of the Comprehensive Plan is to aid the Company in attracting, retaining, motivating and rewarding employees and non-employee Directors; to provide for equitable and competitive compensation opportunities, including deferral opportunities; to encourage long-term service; to recognize individual contributions and reward achievement of Company goals; and to promote the creation of long-term value for the Company's shareholders by closely aligning the interests of plan participants with those of shareholders. The Comprehensive Plan authorizes share-based and cash-based incentives for plan participants. In 2012, the shareholders of HMEC approved the implementation of a fungible share pool under which grants of full value shares will count against the share limit as two and one half shares for every share subject to a full value award. In 2015, the shareholders of HMEC approved an amendment and restatement of the Comprehensive Plan which included an increase of 3.25 million in the number of shares of common stock reserved for issuance under the Comprehensive Plan. As of December 31, 2017, approximately 2,391 thousand shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.

As further described in the paragraphs below, outstanding stock units and stock options under the Comprehensive Plan were as follows:

	December 31,
	2017	2016	2015

CSUs related to deferred compensation for Directors	61,677	74,058	85,200
CSUs related to deferred compensation for employees	24,903	51,502	55,443
Stock options	719,015	747,032	669,693
RSUs related to incentive compensation	1,149,679	1,419,268	1,442,325
Total	1,955,274	2,291,860	2,252,661

NOTE 9 - Shareholders' Equity and Common Stock Equivalents-(Continued)

Director Common Stock Units

Deferred compensation of Directors is in the form of CSUs, which represent an equal number of common shares to be issued in the future. The outstanding units of Directors serving on the Board accrue dividends at the same rate as dividends paid to HMEC's shareholders; outstanding units of retired Directors do not accrue dividends. These dividends are reinvested into additional CSUs.

Employee Common Stock Units

Deferred compensation of employees is in the form of CSUs, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2017, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.

Stock Options

Options to purchase shares of HMEC common stock may be granted to executive officers, other employees and Directors. The options become exercisable in installments based on service generally beginning in the first year from the date of grant and generally become fully vested 4 years from the date of grant. The options generally expire 7 to 10 years from the date of grant. The exercise price of the option is equal to the market price of HMEC's common stock on the date of grant resulting in a grant date intrinsic value of $0.

Changes in outstanding options were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable

December 31, 2016	$27.67	$13.83-$36.04	747,032	273,117

Granted	$41.83	$38.05-$41.95	222,828	—
Vested	$27.12	$17.01-$36.04	—	193,510
Exercised	$23.63	$13.83-$32.35	(208,306)	(208,306)
Forfeited	$34.97	$28.88-$41.95	(42,539)	—
Expired	—	—	—	—

December 31, 2017	$32.80	$17.01-$41.95	719,015	258,321

NOTE 9 - Shareholders' Equity and Common Stock Equivalents-(Continued)

Option information segregated by ranges of exercise prices was as follows:

	December 31, 2017
		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term

	$17.01-$22.69	78,774	$19.30	1.55 years	78,774	$19.30	1.55 years
	$22.88-$33.41	424,057	$30.81	7.53 years	177,686	$30.49	7.12 years
	$36.04-$41.95	216,184	$41.62	9.17 years	1,861	$36.04	8.73 years
Total	$17.01-$41.95	719,015	$32.80	7.37 years	258,321	$27.12	5.43 years

The weighted average exercise prices of vested and exercisable options as of December 31, 2016 and 2015 were $22.73 and $19.32, respectively.

As of December 31, 2017, based on a closing stock price of $44.10 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $4,387 thousand and $8,126 thousand, respectively.

Restricted Common Stock Units

RSUs may be granted to executive officers, other employees and Directors and represent an equal number of common shares to be issued in the future. The RSUs vest in installments based on service or attainment of performance criteria generally beginning in the first year from the date of grant and generally become fully vested 1 to 5 years from the date of grant. The outstanding units accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional RSUs.

Changes in outstanding RSUs were as follows:

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit

December 31, 2016	1,419,268	$27.63	768,064	$16.80

Granted (1)	193,044	$40.77	—	—
Vested	—	—	179,755	$29.15
Forfeited	(72,953)	$32.58	—	—
Distributed (2)	(389,680)	$20.16	(389,680)	$20.16

December 31, 2017	1,149,679	$32.05	558,139	$19.80
____________________

(1)	Includes dividends reinvested into additional RSUs.

(2)	Includes distributed units which were utilized to satisfy withholding taxes due on the distribution.

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

($ in thousands)	December 31,
	2017	2016

Statutory capital and surplus of insurance subsidiaries	$944,139	$912,336
Increase (decrease) due to:
Deferred policy acquisition costs	257,826	267,580
Difference in policyholder reserves	111,188	98,360
Goodwill	47,396	47,396
Investment fair value adjustments on fixed maturity securities	415,775	301,518
Difference in investment reserves	111,225	125,805
Federal income tax liability	(162,634)	(228,090)
Net funded status of pension and other postretirement benefit obligations	(16,789)	(18,250)
Non-admitted assets and other, net	28,870	22,888
Shareholders' equity of parent company and non-insurance subsidiaries	12,046	11,648
Parent company short-term and long-term debt	(247,469)	(247,209)
Shareholders' equity as reported herein	$1,501,573	$1,293,982

($ in thousands)	Years Ended December 31,
	2017	2016	2015

Statutory net income of insurance subsidiaries	$82,587	$74,574	$87,619
Net loss of non-insurance companies	(4,496)	(5,135)	(4,474)
Interest expense	(11,836)	(11,808)	(13,122)
Debt retirement costs	—	—	(2,338)
Tax benefit of interest expense and other parent company current tax adjustments	5,654	5,637	6,829
Combined net income	71,909	63,268	74,514
Increase (decrease) due to:
Deferred policy acquisition costs	9,385	19,442	13,249
Policyholder benefits	30,609	14,919	14,065
Federal income tax (expense) benefit	84,198	(5,312)	(6,678)
Investment reserves	(20,966)	(1,320)	7,339
Other adjustments, net	(5,676)	(7,232)	(9,007)
Net income as reported herein	$169,459	$83,765	$93,482

HMEC has principal insurance subsidiaries domiciled in Illinois and Texas. The statutory financial statements of these subsidiaries are prepared in accordance with accounting principles prescribed or permitted by the Illinois Department of Insurance and the Texas Department of Insurance, as applicable. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners (the NAIC), as well as state laws, regulations and general administrative rules.

NOTE 10 - Statutory Information and Restrictions-(Continued)

The NAIC has risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. At December 31, 2017 and 2016, the minimum statutory-basis capital and surplus required to be maintained by HMEC's insurance subsidiaries was $101,463 thousand and $95,095 thousand, respectively. At December 31, 2017 and 2016, statutory capital and surplus of each of the Company's insurance subsidiaries was above required levels. The restricted net assets of HMEC's insurance subsidiaries were $17,985 thousand and $18,119 thousand as of December 31, 2017 and 2016, respectively. The minimum statutory basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC's insurance subsidiaries combined. Authorized control level risk-based capital represents the minimum level of statutory basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer. The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

HMEC relies largely on dividends from its insurance subsidiaries to meet its obligations for payment of principal and interest on debt, dividends to shareholders and parent company operating expenses, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. HMEC's insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. As a result, HMEC may not be able to receive dividends from such subsidiaries at times and in amounts necessary to pay desired dividends to shareholders. The aggregate amount of dividends that may be paid in 2018 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $94,000 thousand.

As disclosed in the reconciliation of the statutory capital and surplus of insurance subsidiaries to the consolidated GAAP shareholders' equity, the insurance subsidiaries have statutory capital and surplus of $944,139 thousand as of December 31, 2017, which is subject to regulatory restrictions. The parent company equity is not restricted. At December 31, 2017, HMEC had $6,464 thousand of liquid assets, comprised of investments and cash, which could be used to fund debt interest payments, general corporate obligations, as well as dividend payments to shareholders. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities.

At the time of this Annual Report on Form 10-K and during each of the years in the three year period ended December 31, 2017, the Company had no financial reinsurance agreements in effect.

NOTE 11 - Pension Plans and Other Postretirement Benefits

The Company sponsors three qualified and two non-qualified retirement plans. Substantially all employees participate in the 401(k) plan and through December 31, 2014 participated in the non-contributory defined contribution plan. Both the qualified and the non-qualified defined benefit plans have been frozen since 2002. All participants in both frozen plans are 100% vested in their accrued benefit and all non-qualified defined benefit plan participants are receiving payments. Certain employees participate in a non-qualified defined contribution plan.

Qualified Plans

All employees participate in the 401(k) plan and receive a 100% vested 3% "safe harbor" company contribution based on employees' eligible earnings. Effective January 1, 2015, the Company began matching each dollar of employee contributions up to a 5% maximum — in addition to maintaining the automatic 3% "safe harbor" contribution. The new matching company contribution vests after 5 years of service. The 401(k) plan is fully funded.

Prior to 2015, employees participated in a defined contribution plan after one year of service; contributions were made based on eligible earnings and years of service and were credited to each employee's individual plan account. The majority of employees received a 5% contribution. Accounts vested after 3 years of service. The Company terminated this fully funded defined contribution plan on December 31, 2014 and all participant accounts became 100% vested. The majority of plan assets were distributed to participants in 2015, with a final settlement of all remaining participant accounts in 2016 through the purchase of qualified individual annuities under a HMLIC group annuity contract.

In 2002, participants ceased accruing benefits for earnings and years of service in the frozen defined benefit plan. A substantial number of those participants are former employees of the Company who are not eligible to receive an immediate annuity benefit until age 65 and/or are not eligible for a lump sum distribution. In August of 2016, the Company announced a cash-out election "window" ending in September 2016 for all vested terminated participants. During this window, 52 former employees elected to receive a total of approximately $1,400 thousand in lump sums distributions.

The Company's policy for the frozen defined benefit plan is to contribute to the plan amounts which are actuarially determined to provide sufficient funding to meet future benefit payments as defined by federal laws and regulations.

For the two qualified plans, all assets are held in their respective plan trusts.

Non-qualified Plans

The non-qualified plans were established for specific employees whose otherwise eligible earnings exceeded the statutory limits under the qualified plans. Benefit accruals under the non-qualified defined benefit plan were frozen in 2002 and all participants are currently in payment status. Both the non-qualified frozen defined benefit plan and the non-qualified contribution plan are unfunded plans with the Company's contributions made at the time payments are made to participants.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

Total Expense and Contribution Plans' Information

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $9,114 thousand, $8,527 thousand and $8,899 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

Contributions to employees' accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
401(k) plan
Contributions to employees' accounts	$7,637	$6,918	$6,466
Total assets at the end of the year	180,514	177,352	161,956

Qualified defined contribution plan
Contributions to employees' accounts	—	—	—
Total assets at the end of the year	—	—	9,118

Non-qualified defined contribution plan
Contributions to employees' accounts	84	72	122
Total assets at the end of the year	—	—	—

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the funded status of the defined benefit and supplemental retirement pension plans as of December 31, 2017, 2016 and 2015 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

($ in thousands)	Defined Benefit Plan			Supplemental Defined Benefit Plans
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Change in benefit obligation:
Projected benefit obligation at beginning of year	$29,407	$31,233	$34,279	$16,847	$17,004	$18,524
Service cost	650	650	450	—	—	—
Interest cost	1,091	1,244	1,189	631	687	654
Plan amendments	—	—	—	—	—	—
Actuarial loss (gain)	(721)	(220)	(1,371)	805	488	(845)
Benefits paid	(1,995)	(3,500)	(3,314)	(1,451)	(1,332)	(1,329)
Settlements	—	—	—	—	—	—
Projected benefit obligation at end of year	$28,432	$29,407	$31,233	$16,832	$16,847	$17,004
Change in plan assets:
Fair value of plan assets at beginning of year	$25,446	$27,667	$31,408	$—	$—	$—
Actual return on plan assets	2,909	1,766	200	—	—	—
Employer contributions	—	—	—	1,451	1,332	1,329
Benefits paid	(1,995)	(3,500)	(3,314)	(1,451)	(1,332)	(1,329)
Expenses paid	(517)	(487)	(627)	—	—	—
Settlements	—	—	—	—	—	—
Fair value of plan assets at end of year	$25,843	$25,446	$27,667	$—	$—	$—
Funded status	$(2,589)	$(3,961)	$(3,566)	$(16,832)	$(16,847)	$(17,004)

Prepaid (accrued) benefit expense	$8,016	$8,653	$9,265	$(10,648)	$(11,210)	$(11,622)

Total amount recognized in Consolidated Balance Sheets, all in Other liabilities	$(2,589)	$(3,961)	$(3,566)	$(16,832)	$(16,847)	$(17,004)

Amounts recognized in accumulated other comprehensive income (loss) (AOCI):
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss	10,605	12,613	12,831	6,184	5,637	5,382
Total amount recognized in AOCI	$10,605	$12,613	$12,831	$6,184	$5,637	$5,382

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$28,432	$29,407	$31,233	$16,832	$16,847	$17,004
Accumulated benefit obligation	28,432	29,407	31,233	16,832	16,847	17,004
Fair value of plan assets	25,843	25,446	27,667	—	—	—

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2017 was primarily attributable to better than expected asset returns and updates to mortality assumptions partially offset by a decrease in the discount rate. The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2016 was primarily attributable to a decrease in the discount rate, partially offset by the performance of plan assets. The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2015 was primarily attributable to an increase in the discount rate, partially offset by the performance of plan assets.

($ in thousands)	Defined Benefit Plan			Supplemental Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$—	$—	$—	$—	$—	$—
Other expenses	650	650	450	—	—	—
Interest cost	1,091	1,244	1,189	631	687	654
Expected return on plan assets	(1,493)	(1,675)	(1,875)	—	—	—
Settlement loss	—	—	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	389	393	1,626	258	233	273
Net periodic pension expense	$637	$612	$1,390	$889	$920	$927

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	(1,619)	175	930	805	488	(845)
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	(389)	(393)	(1,626)	(258)	(233)	(273)
Total recognized in other comprehensive income (loss)	$(2,008)	$(218)	$(696)	$547	$255	$(1,118)

Weighted average assumptions used to determine expense:
Discount rate	3.90%	4.20%	3.66%	3.90%	4.20%	3.66%
Expected return on plan assets	6.25%	6.50%	6.75%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.50%	3.90%	4.20%	3.50%	3.90%	4.20%
Expected return on plan assets	6.25%	6.50%	6.75%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*
____________________
*       Not applicable.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

The discount rates at December 31, 2017 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class.

The Company has an investment policy for the defined benefit pension plan that aligns the assets within the plan's trust to an approximate allocation of 50% equity and 50% fixed income funds. Management believes this allocation will produce the targeted long-term rate of return on assets necessary for payment of future benefit obligations, while providing adequate liquidity for payments to current beneficiaries. Assets are reviewed against the defined benefit pension plan's investment policy and the trustee has been directed to adjust invested assets at least quarterly to maintain the target allocation percentages.

Fair values of the equity security funds and fixed income funds have been determined from public quotations. The following table presents the fair value hierarchy for the Company's defined benefit pension plan assets, excluding cash held.

($ in thousands)		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2017
Asset category
Equity security funds (1)
United States	$10,517	$—	$10,517	$—
International	2,573	—	2,573	—
Fixed income funds	12,165	—	12,165	—
Short-term investment funds	588	588	—	—
Total	$25,843	$588	$25,255	$—

December 31, 2016
Asset category
Equity security funds (1)
United States	$9,836	$—	$9,836	$—
International	2,492	—	2,492	—
Fixed income funds	12,402	—	12,402	—
Short-term investments funds	716	716	—	—
Total	$25,446	$716	$24,730	$—
____________________

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC's common stock.

There were no Level 3 assets held during the years ended December 31, 2017 and 2016.

In 2018, the Company expects amortization of net losses of $371 thousand and $310 thousand for the defined benefit plan and the supplemental retirement plans, respectively, and expects no amortization of prior service cost for the supplemental retirement plans to be included in net periodic pension expense.

NOTE 11 - Pension Plans and Other Postretirement Benefits-(Continued)

Postretirement Benefits Other than Pensions

As of December 31, 2006, upon discontinuation of retiree medical benefits, Health Reimbursement Accounts (HRAs) were established for eligible participants and totaled $7,310 thousand. As of December 31, 2017, the balance of the previously established HRAs was $1,526 thousand. Funding of HRAs was $133 thousand, $218 thousand and $523 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

2018 Contributions

In 2018, there is no minimum funding requirement for the Company's defined benefit plan. The following table discloses that minimum funding requirement and the expected full year contributions for the Company's plans.

($ in thousands)	Defined Benefit Pension Plans
	Defined Benefit Plan	Supplemental Defined Benefit Plans

Minimum funding requirement for 2018	$—	N/A
Expected contributions (approximations) for the year ended December 31, 2018 as of the time of this Form 10-K (1)	—	$1,317
____________________
N/A - Not applicable.
(1)       HMEC's Annual Report on Form 10-K for the year ended December 31, 2017.

Estimated Future Benefit Payments

The Company's defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below. Therefore, actual results could vary from the estimates shown. Estimated future benefit payments as of December 31, 2017 were as follows:

($ in thousands)	2018	2019	2020	2021	2022	2023-2027
Pension plans
Defined benefit plan	$2,726	$2,576	$2,443	$2,207	$2,216	$9,140
Supplemental retirement plans	1,317	1,303	1,287	1,269	1,248	5,820

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

Leases

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states, as well as portions of the home office complex) and also for computer equipment and copier machines. Rental expenses were $2,870 thousand, $2,546 thousand and $2,872 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2017 are as follows:

($ in thousands)	As of December 31, 2017
	2018	2019	2020	2021	2022	2023- 2027	2028 and beyond

Minimum operating lease payments	$2,707	$2,516	$1,697	$1,180	$1,177	$483	$—

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $106,381 thousand and $135,054 thousand for the years ended December 31, 2017 and 2016, respectively.

NOTE 13 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

($ in thousands)	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$169,459	$83,765	$93,482
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	3,406	(4,123)	(12,713)
Increase in accrued investment income	(3,404)	(2,208)	(2,566)
Increase (decrease) in accrued expenses	(2,240)	4,378	(5,798)
Depreciation and amortization	6,615	6,896	7,734
Increase in insurance liabilities	154,061	176,315	145,313
Increase in premium receivables	(12,917)	(11,496)	(8,641)
Increase in deferred policy acquisition costs	(7,967)	(15,859)	(8,981)
(Increase) decrease in reinsurance recoverables	11	(481)	(748)
(Decrease) increase in income tax liabilities	(74,487)	(1,293)	8,935
Debt retirement costs	—	—	2,338
Other	24,049	(24,461)	(10,641)
Total adjustments	87,127	127,668	114,232
Net cash provided by operating activities	$256,586	$211,433	$207,714

NOTE 14 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: Property and Casualty, primarily personal lines automobile and property insurance products; Retirement, primarily tax-qualified fixed and variable annuities; and Life, life insurance. The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net realized investment gains and losses and certain public company expenses, such items also have included corporate debt retirement costs, when applicable.

The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. The Company accounts for intersegment transactions, primarily the allocation of operating and agency costs from Corporate and Other to Property and Casualty, Retirement and Life, on a direct cost basis.

NOTE 14 - Segment Information-(Continued)

Summarized financial information for these segments is as follows:

($ in thousands)	Years Ended December 31,
	2017	2016	2015
Insurance premiums and contract charges earned
Property and Casualty	$648,263	$620,514	$595,958
Retirement	28,003	24,937	25,378
Life	118,437	113,695	110,544
Total	$794,703	$759,146	$731,880

Net investment income
Property and Casualty	$36,178	$38,998	$33,461
Retirement	261,994	249,410	228,378
Life	76,195	73,567	71,614
Corporate and Other	78	66	38
Intersegment eliminations	(815)	(855)	(891)
Total	$373,630	$361,186	$332,600

Net income (loss)
Property and Casualty	$17,790	$25,644	$40,043
Retirement	88,473	50,674	43,384
Life	77,595	16,559	14,982
Corporate and Other	(14,399)	(9,112)	(4,927)
Total	$169,459	$83,765	$93,482

($ in thousands)	December 31,
	2017	2016	2015
Assets
Property and Casualty	$1,217,394	$1,110,958	$1,098,415
Retirement	8,063,912	7,449,777	7,001,411
Life	1,815,732	1,912,771	1,862,719
Corporate and Other	143,784	140,104	131,635
Intersegment eliminations	(42,482)	(36,786)	(37,208)
Total	$11,198,340	$10,576,824	$10,056,972

Additional significant financial information for these segments is as follows:

($ in thousands)	Years Ended December 31,
	2017	2016	2015
DAC amortization expense
Property and Casualty	$76,967	$74,950	$73,173
Retirement	17,759	14,635	18,155
Life	7,459	7,147	7,591
Total	$102,185	$96,732	$98,919

Income tax expense (benefit)
Property and Casualty	$(3,279)	$4,627	$11,274
Retirement	(19,498)	20,334	19,873
Life	(51,876)	9,775	7,951
Corporate and Other	(6,119)	(4,269)	(3,128)
Total	$(80,772)	$30,467	$35,970

NOTE 15 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

($ in thousands, except per share data)	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2017
Insurance premiums written and contract deposits (1)	$300,416	$318,355	$311,614	$296,732
Total revenues	302,993	289,817	291,436	287,304
Net income	125,329	26,551	2,261	15,318
Per share information
Basic
Net income (3)	$3.03	$0.64	$0.05	$0.37
Shares of common stock - weighted average (2)	41,419	41,433	41,368	41,135
Diluted
Net income (3)	$3.00	$0.64	$0.05	$0.37
Shares of common stock and equivalent shares - weighted average (2)	41,718	41,575	41,493	41,342

2016
Insurance premiums written and contract deposits (1)	$315,917	$351,534	$311,879	$283,169
Total revenues	282,873	291,176	283,558	271,303
Net income	19,823	26,923	11,866	25,153
Per share information
Basic
Net income	$0.48	$0.66	$0.29	$0.61
Shares of common stock - weighted average (2)	41,093	41,092	41,082	41,297
Diluted
Net income	$0.48	$0.65	$0.29	$0.61
Shares of common stock and equivalent shares - weighted average (2)	41,482	41,347	41,314	41,492

2015
Insurance premiums written and contract deposits (1)	$305,186	$326,198	$319,394	$305,735
Total revenues	276,106	265,753	268,470	270,119
Net income	21,040	21,984	16,183	34,275
Per share information
Basic
Net income	$0.51	$0.53	$0.39	$0.82
Shares of common stock - weighted average (2)	41,564	41,852	41,990	41,950
Diluted
Net income	$0.50	$0.52	$0.38	$0.81
Shares of common stock and equivalent shares - weighted average (2)	42,127	42,305	42,425	42,300
____________________

(1)
This measure is not based on accounting principles generally accepted in the U.S. (non-GAAP). An explanation of this measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

(2)	Rounded to thousands.

(3)	For the three months ended December 31, 2017, net income per basic share of $3.03 and net income per diluted share of $3.00 benefited $2.39 and $2.37, respectively, from the Tax Act.

SCHEDULE I
HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2017

($ in thousands)

Type of Investments	Cost (1)	Fair Value	Amount Shown in Balance Sheet

Fixed maturity securities
U.S. Government and federally sponsored agency obligations	$1,131,962	$1,177,760	$1,177,760
States, municipalities and political subdivisions	1,711,581	1,893,252	1,893,252
Foreign government bonds	96,780	102,738	102,738
Public utilities	107,339	125,201	125,201
All other corporate bonds	2,284,448	2,433,349	2,433,349
Asset-backed securities	1,285,804	1,301,634	1,301,634
Residential mortgage-backed securities (non-agency)	86,741	87,773	87,773
Commercial mortgage-backed securities	580,655	581,962	581,962
Redeemable preferred stocks	17,640	20,406	20,406

Total fixed maturity securities	7,302,950	7,724,075	7,724,075

Equity securities
Industrial, miscellaneous and all other	26,040	34,623	34,623
Banking & finance and insurance companies	10,601	16,979	16,979
Public utilities	1,104	1,844	1,844
Non-redeemable preferred stocks	58,571	61,458	61,458
Closed-end fund	20,004	20,562	20,562

Total equity securities	116,320	135,466	135,466

Short-term investments	62,593	XXX	62,593
Policy loans	153,635	XXX	153,635
Derivative instruments	5,396	$15,550	15,550
Mortgage loans	1,263	XXX	1,263
Other	259,766	XXX	259,766

Total investments	$7,901,923	XXX	$8,352,348
____________________

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
As of December 31, 2017 and 2016
($ in thousands, except per share data)

	December 31,
	2017	2016
ASSETS

Investments and cash	$6,464	$4,069
Investment in subsidiaries	1,685,390	1,487,457
Other assets	66,445	60,057

Total assets	$1,758,299	$1,551,583

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt	$247,469	$247,209
Other liabilities	9,257	10,392

Total liabilities	256,726	257,601

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2017, 65,439,245; 2016, 64,917,683	65	65
Additional paid-in capital	464,246	453,479
Retained earnings	1,231,177	1,155,732
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains on fixed maturity and equity securities	300,177	175,738
Net funded status of pension benefit obligations	(13,217)	(11,817)
Treasury stock, at cost, 2017, 24,721,372 shares; 2016, 24,672,932 shares	(480,875)	(479,215)

Total shareholders' equity	1,501,573	1,293,982

Total liabilities and shareholders' equity	$1,758,299	$1,551,583

See accompanying Note to Condensed Financial Statements.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

($ in thousands)

	Years Ended December 31,
	2017	2016	2015
Revenues
Net investment income	$34	$20	$33
Realized investment gains	—	—	—

Total revenues	34	20	33

Expenses
Interest expense	11,835	11,808	13,122
Debt retirement costs	—	—	2,338
Other	5,101	5,631	5,153

Total expenses	16,936	17,439	20,613

Loss before income tax benefit and equity in net earnings of subsidiaries	(16,902)	(17,419)	(20,580)
Income tax benefit	(6,667)	(6,076)	(7,202)
Loss before equity in net earnings of subsidiaries	(10,235)	(11,343)	(13,378)
Equity in net earnings of subsidiaries	179,694	95,108	106,860

Net income	$169,459	$83,765	$93,482

See accompanying Note to Condensed Financial Statements.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows - operating activities
Interest expense paid	$(11,503)	$(11,754)	$(13,521)
Income taxes recovered (paid)	(373)	8,914	8,413
Cash dividends received from subsidiaries	56,900	59,600	50,000
Other, net, including settlement of payables to subsidiaries	4,201	581	(3,426)

Net cash provided by operating activities	49,225	57,341	41,466

Cash flows - investing activities
Net increase (decrease) in investments	(2,338)	9,161	15,402

Net cash provided by (used in) investing activities	(2,338)	9,161	15,402

Cash flows - financing activities
Dividends paid to shareholders	(46,114)	(44,310)	(42,523)
Proceeds from issuance of Senior Notes due 2025	—	—	246,937
Redemption of Senior Notes due 2016	—	—	(127,292)
Maturity of Senior Notes due 2015	—	—	(75,000)
Principal repayment on Bank Credit Facility	—	—	(38,000)
Acquisition of treasury stock	(1,660)	(21,513)	(21,950)
Exercise of stock options	4,190	3,329	1,629
Withholding tax payments on RSUs tendered	(3,245)	(4,015)	(671)

Net cash used in financing activities	(46,829)	(66,509)	(56,870)
		.
Net increase (decrease) in cash	58	(7)	(2)
Cash at beginning of period	68	75	77

Cash at end of period	$126	$68	$75

See accompanying Note to Condensed Financial Statements.

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION
SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

($ in thousands)

Column identification for
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G		H		I		J	K

	Deferred policy acquisition costs	Future policy benefits, claims and claim expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claim adjustment expenses incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claim adjustment expenses	Premiums written
Segment									Current year	Prior years

Year ended December 31, 2017
Property and Casualty	$29,191	$319,182	$0	$258,502	$—	$648,263	$36,178	$496,289	$498,989	$(2,700)	$76,967	$96,488	$481,074	$662,760
Retirement	174,661	4,466,039	xxx	705	720,926	28,003	261,994	159,385	xxx	xxx	17,759	49,733	xxx	xxx
Life	53,974	1,136,263	xxx	1,332	3,335	118,437	76,195	125,267	xxx	xxx	7,459	36,550	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(737)	N/A	xxx	xxx	N/A	16,966	xxx	xxx

Total	$257,826	$5,921,484	xxx	$260,539	$724,261	$794,703	$373,630	$780,941	xxx	xxx	$102,185	$199,737	xxx	xxx

Year ended December 31, 2016
Property and Casualty	$27,604	$307,757	$0	$244,005	$—	$620,514	$38,997	$464,098	$471,098	$(7,000)	$74,950	$90,802	$468,778	$634,319
Retirement	188,117	4,372,062	xxx	671	705,603	24,937	249,410	151,185	xxx	xxx	14,635	40,289	xxx	xxx
Life	51,859	1,098,038	xxx	1,598	3,347	113,695	73,567	117,743	xxx	xxx	7,147	36,806	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(788)	N/A	xxx	xxx	N/A	17,023	xxx	xxx

Total	$267,580	$5,777,857	xxx	$246,274	$708,950	$759,146	$361,186	$733,026	xxx	xxx	$96,732	$184,920	xxx	xxx

Year ended December 31, 2015
Property and Casualty	$26,685	$301,569	$0	$230,201	$—	$595,958	$33,461	$420,311	$432,811	$(12,500)	$73,173	$84,785	$436,431	$605,753
Retirement	178,300	4,082,217	xxx	734	689,116	25,378	228,378	141,893	xxx	xxx	18,155	32,555	xxx	xxx
Life	48,191	1,066,776	xxx	1,906	3,536	110,544	71,614	117,002	xxx	xxx	7,591	35,470	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(853)	N/A	xxx	xxx	N/A	20,061	xxx	xxx

Total	$253,176	$5,450,562	xxx	$232,841	$692,652	$731,880	$332,600	$679,206	xxx	xxx	$98,919	$172,871	xxx	xxx
____________________
N/A - Not applicable.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

($ in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year ended December 31, 2017
Life insurance in force	$17,564,270	$4,295,412	$—	$13,268,858	—
Premiums
Property and Casualty	$658,960	$15,337	$4,640	$648,263	0.7%
Retirement	28,003	—	—	28,003	—
Life	125,136	6,699	—	118,437	—

Total premiums	$812,099	$22,036	$4,640	$794,703	0.6%

Year ended December 31, 2016
Life insurance in force	$17,025,125	$4,065,449	$—	$12,959,676	—
Premiums
Property and Casualty	$632,372	$16,179	$4,321	$620,514	0.7%
Retirement	24,937	—	—	24,937	—
Life	120,342	6,647	—	113,695	—

Total premiums	$777,651	$22,826	$4,321	$759,146	0.6%

Year ended December 31, 2015
Life insurance in force	$16,504,539	$3,625,946	$—	$12,878,593	—
Premiums
Property and Casualty	$610,347	$18,548	$4,159	$595,958	0.7%
Retirement	25,378	—	—	25,378	—
Life	117,073	6,529	—	110,544	—

Total premiums	$752,798	$25,077	$4,159	$731,880	0.6%
____________________
Note:    Premiums above include insurance premiums earned and contract charges earned.