Form 10-Q
period 2018-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2018-05-09
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes        No   X

As of April 30, 2018, the registrant had 40,893,687 shares of Common Stock, par value $0.001 per share, outstanding.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the three-month period ended March 31, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
May 9, 2018

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2018, $7,373,552; 2017, $7,302,950)	$7,634,682	$7,724,075
Equity securities, at fair value (cost 2017, $116,320)	131,023	135,466
Short-term and other investments	458,957	492,807
Total investments	8,224,662	8,352,348
Cash	23,951	7,627
Deferred policy acquisition costs	280,165	257,826
Goodwill	47,396	47,396
Other assets	352,804	381,182
Separate Account (variable annuity) assets	2,139,564	2,151,961
Total assets	$11,068,542	$11,198,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,598,678	$5,573,735
Unpaid claims and claim expenses	358,317	347,749
Unearned premiums	254,401	260,539
Total policy liabilities	6,211,396	6,182,023
Other policyholder funds	720,521	724,261
Other liabilities	294,846	341,053
Long-term debt	297,536	297,469
Separate Account (variable annuity) liabilities	2,139,564	2,151,961
Total liabilities	9,663,863	9,696,767
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2018, 65,610,067; 2017, 65,439,245	66	65
Additional paid-in capital	466,277	464,246
Retained earnings	1,254,394	1,231,177
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains on securities	178,040	300,177
Net funded status of benefit plans	(13,217)	(13,217)
Treasury stock, at cost, 2018, 24,721,533 shares; 2017, 24,721,372 shares	(480,881)	(480,875)
Total shareholders’ equity	1,404,679	1,501,573
Total liabilities and shareholders’ equity	$11,068,542	$11,198,340

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Revenues
Insurance premiums and contract charges earned	$202,998	$195,722
Net investment income	91,864	90,711
Net investment losses	(1,654)	(242)
Other income	2,281	1,113

Total revenues	295,489	287,304

Benefits, losses and expenses
Benefits, claims and settlement expenses	143,562	144,096
Interest credited	50,035	48,774
DAC amortization expense	26,705	24,886
Operating expenses	48,169	48,756
Interest expense	3,172	2,956

Total benefits, losses and expenses	271,643	269,468

Income before income taxes	23,846	17,836
Income tax expense	3,691	2,518

Net income	$20,155	$15,318

Net income per share
Basic	$0.49	$0.37
Diluted	$0.48	$0.37

Weighted average number of shares and equivalent shares
Basic	41,497	41,135
Diluted	41,653	41,342

Net investment losses
Total other-than-temporary impairment losses on securities	$(110)	$(2,797)
Portion of losses recognized in other comprehensive income	—	—
Net other-than-temporary impairment losses on securities recognized in earnings	(110)	(2,797)
Sales and other	2,203	2,484
Change in fair value - equity securities	(5,186)	—
Change in fair value and gains (losses) realized on settlements - derivative instruments	1,439	71
Total	$(1,654)	$(242)

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
($ in thousands)

	Three Months Ended March 31,
	2018	2017
Comprehensive income
Net income	$20,155	$15,318
Other comprehensive income, net of tax:
Change in net unrealized investment gains (losses) on securities	(107,096)	22,533
Change in net funded status of benefit plans	—	—
Cumulative effect of change in accounting principle	(15,041)	—
Other comprehensive income (loss)	(122,137)	22,533
Total	$(101,982)	$37,851

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Common stock, $0.001 par value
Beginning balance	$65	$65
Options exercised, 2018, 56,614 shares; 2017, 33,764 shares	—	—
Conversion of common stock units, 2018, 11,804 shares; 2017, 15,981 shares	—	—
Conversion of restricted stock units, 2018, 105,116 shares; 2017, 247,620 shares	1	—
Ending balance	66	65

Additional paid-in capital
Beginning balance	464,246	453,479
Options exercised and conversion of common stock units and restricted stock units	(125)	(750)
Share-based compensation expense	2,156	2,253
Ending balance	466,277	454,982

Retained earnings
Beginning balance	1,231,177	1,155,732
Net income	20,155	15,318
Dividends, 2018, $0.285 per share; 2017, $0.275 per share	(11,979)	(11,518)
Cumulative effect of change in accounting principle	15,041	—
Ending balance	1,254,394	1,159,532

Accumulated other comprehensive income, net of tax
Beginning balance	286,960	163,921
Change in net unrealized investment gains (losses) on securities	(107,096)	22,533
Change in net funded status of benefit plans	—	—
Cumulative effect of change in accounting principle	(15,041)	—
Ending balance	164,823	186,454

Treasury stock, at cost
Beginning balance, 2018, 24,721,372 shares; 2017, 24,672,932 shares	(480,875)	(479,215)
Acquisition of shares, 2018, 161 shares; 2017, 0 shares	(6)	—
Ending balance, 2018, 24,721,533 shares; 2017, 24,672,932 shares	(480,881)	(479,215)

Shareholders’ equity at end of period	$1,404,679	$1,321,818

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows - operating activities
Premiums collected	$179,456	$172,588
Policyholder benefits paid	(131,090)	(127,823)
Policy acquisition and other operating expenses paid	(72,592)	(74,763)
Income taxes paid	690	11
Investment income collected	93,426	91,840
Interest expense paid	(256)	(63)
Other	2,492	11,008

Net cash provided by operating activities	72,126	72,798

Cash flows - investing activities
Fixed maturity securities
Purchases	(308,450)	(318,629)
Sales	89,894	110,872
Maturities, paydowns, calls and redemptions	151,722	190,068
Equity securities
Purchases	(2,208)	(15,502)
Sales and repayments	2,048	5,489
Purchase of other invested assets	(13,856)	(24,177)
Net cash provided by (used in) short-term and other investments	47,146	(32,406)

Net cash used in investing activities	(33,704)	(84,285)

Cash flows - financing activities
Dividends paid to shareholders	(11,638)	(11,518)
Acquisition of treasury stock	(6)	—
Proceeds from exercise of stock options	1,136	723
Withholding tax payments on RSUs tendered	(2,061)	(2,532)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	98,837	117,311
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(112,272)	(99,757)
Life policy accounts
Deposits	1,111	1,183
Withdrawals and surrenders	(1,329)	(1,066)
Change in bank overdrafts	4,124	(2,934)

Net cash (used in) provided by financing activities	(22,098)	1,410

Net increase (decrease) in cash	16,324	(10,077)

Cash at beginning of period	7,627	16,670

Cash at end of period	$23,951	$6,593

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018 and 2017
($ in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (HMEC; and together with its subsidiaries, the Company or Horace Mann) have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP, but are not required for interim reporting purposes, have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2018, the consolidated results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2018 and 2017. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The subsidiaries of HMEC market and underwrite personal lines of property and casualty insurance products (primarily personal lines of automobile and property insurance), retirement products (primarily tax-qualified annuities) and life insurance, primarily to K-12 teachers, administrators and other employees of public schools and their families. HMEC’s principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

($ in thousands)	March 31, 2018	December 31, 2017

Investment contract reserves	$4,471,733	$4,452,972
Life policy reserves	1,126,945	1,120,763
Total	$5,598,678	$5,573,735

Note 1 - Basis of Presentation (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) represents the accumulated change in shareholders’ equity from transactions and other events and circumstances from non-shareholder sources. For the Company, AOCI includes the after tax change in net unrealized investment gains and losses on securities and the after tax change in net funded status of defined benefit plans for the periods as shown in the Consolidated Statement of Changes in Shareholders’ Equity. The following tables reconcile these components.

($ in thousands)	Net Unrealized Investment Gains and Losses on Securities (1)(2)	Defined Benefit Plans (1)	Total (1)

Beginning balance, January 1, 2018	$300,177	$(13,217)	$286,960
Other comprehensive income (loss) before reclassifications	(109,539)	—	(109,539)
Amounts reclassified from accumulated other comprehensive income (loss)	2,443	—	2,443
Cumulative effect of change in accounting principle (3)	(15,041)	—	(15,041)
Net current period other comprehensive income (loss)	(122,137)	—	(122,137)
Ending balance, March 31, 2018	$178,040	$(13,217)	$164,823

Beginning balance, January 1, 2017	$175,738	$(11,817)	$163,921
Other comprehensive income (loss) before reclassifications	22,330	—	22,330
Amounts reclassified from accumulated other comprehensive income (loss)	203	—	203
Net current period other comprehensive income (loss)	22,533	—	22,533
Ending balance, March 31, 2017	$198,271	$(11,817)	$186,454
________________

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from accumulated other comprehensive income (loss), $(3,092) thousand and $(313) thousand, are included in net investment gains and losses and the related income tax expenses, $(649) thousand and $(110) thousand, are included in income tax expense in the Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017, respectively.

(3)	The Company adopted guidance on January 1, 2018 that resulted in reclassifying $15,041 thousand of after tax unrealized gains on equity securities from AOCI to Retained earnings.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in Note 2 -- Investments -- Net Unrealized Investment Gains and Losses on Securities.

Adopted Accounting Standards

Revenue Recognition
In May 2014, the FASB issued accounting guidance to provide a single comprehensive model in accounting for revenue arising from contracts with customers. The guidance applies to all contracts with customers; however, certain insurance contracts are specifically excluded from this updated guidance. The Company adopted the guidance on January 1, 2018, using the modified retrospective transition method. The guidance did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.

Note 1 - Basis of Presentation (Continued)

Recognition and Measurement of Financial Assets and Liabilities
In January 2016, the FASB issued accounting guidance to improve certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Among other things, the guidance revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The Company adopted the guidance on January 1, 2018 using the modified retrospective approach that resulted in reclassifying $15,041 thousand of after tax unrealized gains on equity securities from AOCI to Retained earnings. The Company's Consolidated Statements of Operations were impacted as changes in fair value of equity securities are now being reported in Net investment gains and losses instead of reported in other comprehensive income (loss) (OCI).
Statement of Cash Flows -- Classification
In August 2016, the FASB issued guidance to reduce diversity in practice in the statement of cash flows between operating, investing and financing activities related to the classification of cash receipts and cash payments for eight specific issues. The FASB acknowledged that current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues: (1) debt prepayment or extinguishment costs; (2) settlement of zero-coupon bonds (pertains to issuers); (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims (pertains to claimants); (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions (pertains to transferors) and (8) separately identifiable cash flows and application of the predominance principle. The Company adopted the guidance on January 1, 2018 using a retrospective approach which had no impact to the prior year amounts reported in the Consolidated Statement of Cash Flows.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
On February 14, 2018, the FASB issued accounting guidance that permits recognition of a reclassification adjustment between AOCI and Retained earnings for stranded tax amounts related to the reduced corporate tax rate enacted under the Tax Act. As permitted under its provisions, the Company early adopted the accounting guidance effective for the quarterly period that ended December 31, 2017 and elected to reclassify the stranded tax amounts. The impact from early adoption resulted in an increase to AOCI and a reduction to Retained earnings of approximately $47,900 thousand; representing the stranded deferred tax liabilities of $50,034 thousand and $(2,134) thousand for Net unrealized investment gains and losses on securities and Defined benefit plans, respectively.
Pending Accounting Standards

Accounting for Leases
In February 2016, the FASB issued accounting and disclosure guidance to improve financial reporting and comparability among organizations about leasing transactions. Under the new guidance, for leases with lease terms of more than 12 months, a lessee will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases. Consistent with current accounting guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or an operating lease. However, while current guidance requires only capital leases to be recognized on the balance sheet, the new guidance will require both operating and capital leases to be recognized on the balance sheet. In transition to the new guidance, companies are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years. Early application is permitted. While the Company is in the process of evaluating the impact of the guidance, it does not expect the guidance to have a material impact on its consolidated financial statements, except for recognizing lease assets and lease liabilities for its operating leases. The Company's lease obligations under various non-cancellable operating lease agreements amounted to approximately $9,093 thousand at March 31, 2018.

Note 1 - Basis of Presentation (Continued)

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

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter index call option contracts) to economically hedge risk associated with its fixed indexed annuity (FIA) and indexed universal life (IUL) products’ contingent liabilities. The Company’s FIA and IUL products include embedded derivative features that are discussed in Note 1 -- Summary of Significant Accounting Policies -- Investment Contract and Life Policy Reserves -- Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s investment or insurance products during the three month periods ended March 31, 2018 and 2017.

Fixed Maturity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities. The amortized cost, net unrealized investment gains and losses, fair values and other-than-temporary impairment (OTTI) included in AOCI of all fixed maturity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost/Cost	Unrealized Investment Gains	Unrealized Investment Losses	Fair Value	OTTI in AOCI (2)
March 31, 2018 (1)
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (3):
Mortgage-backed securities	$699,629	$22,930	$11,601	$710,958	$—
Other, including U.S. Treasury securities	760,390	18,797	17,220	761,967	—
Municipal bonds	1,721,046	149,774	9,516	1,861,304	—
Foreign government bonds	94,870	4,307	136	99,041	—
Corporate bonds	2,383,394	112,451	14,575	2,481,270	—
Other mortgage-backed securities	1,714,223	16,621	10,702	1,720,142	—
Totals	$7,373,552	$324,880	$63,750	$7,634,682	$—

December 31, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (3):
Mortgage-backed securities	$669,297	$30,460	$3,032	$696,725	$—
Other, including U.S. Treasury securities	714,613	26,311	5,516	735,408	—
Municipal bonds	1,711,581	184,107	2,435	1,893,253	—
Foreign government bonds	96,780	5,958	—	102,738	—
Corporate bonds	2,409,426	173,862	4,334	2,578,954	—
Other mortgage-backed securities	1,701,253	22,935	7,191	1,716,997	—
Totals	$7,302,950	$443,633	$22,508	$7,724,075	$—

Equity securities (4)	$116,320	$19,425	$279	$135,466	$—
________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and are excluded from the table above as of March 31, 2018.

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

(3)
Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $386,398 thousand and $361,955 thousand; Federal Home Loan Mortgage Corporation (FHLMC) of $396,957 thousand and $400,001 thousand; and Government National Mortgage Association (GNMA) of $98,056 thousand and $104,168 thousand as of March 31, 2018 and December 31, 2017, respectively.

(4)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments (Continued)

The following table presents the fair value and gross unrealized losses of securities in an unrealized loss position at March 31, 2018 and December 31, 2017, respectively. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2018 -- which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. Therefore, no impairment of fixed maturity securities was recorded at March 31, 2018.

($ in thousands)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018 (1)
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$301,927	$8,346	$39,339	$3,255	$341,266	$11,601
Other	393,555	9,415	118,166	7,805	511,721	17,220
Municipal bonds	224,400	4,614	76,577	4,902	300,977	9,516
Foreign government bonds	6,390	136	—	—	6,390	136
Corporate bonds	450,467	11,923	37,572	2,652	488,039	14,575
Other mortgage-backed securities	607,571	6,298	146,659	4,404	754,230	10,702
Total	$1,984,310	$40,732	$418,313	$23,018	$2,402,623	$63,750

Number of positions with a gross unrealized loss	837		153		990
Fair value as a percentage of total fixed maturity securities fair value	25.6%		5.4%		31.0%

December 31, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$134,032	$1,053	$40,606	$1,979	$174,638	$3,032
Other	168,634	1,849	122,753	3,667	291,387	5,516
Municipal bonds	29,437	100	79,140	2,335	108,577	2,435
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	115,113	2,701	36,081	1,633	151,194	4,334
Other mortgage-backed securities	457,166	2,791	168,972	4,400	626,138	7,191
Total fixed maturity securities	904,382	8,494	447,552	14,014	1,351,934	22,508
Equity securities (2)	6,027	249	1,277	30	7,304	279
Combined totals	$910,409	$8,743	$448,829	$14,044	$1,359,238	$22,787

Number of positions with a gross unrealized loss	354		158		512
Fair value as a percentage of total fixed maturity and equity securities fair value	11.6%		5.7%		17.3%
________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and are excluded from the table above as of March 31, 2018.

(2)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments (Continued)

Fixed maturity securities with an investment grade rating represented 95.3% of the gross unrealized losses as of March 31, 2018. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of OTTI losses on fixed maturity securities held as of March 31, 2018 and 2017 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of OTTI losses were recognized in OCI:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Cumulative credit loss (1)
Beginning of period	$3,825	$13,703
New credit losses	—	—
Increases to previously recognized credit losses	—	726
Gains (losses) related to securities sold or paid down during the period	—	(2)
End of period	$3,825	$14,427
________________

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

($ in thousands)	Percent of Total Fair Value		March 31, 2018
	March 31, 2018	December 31, 2017	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	4.0%	3.2%	$303,914	$299,275
Due after 1 year through 5 years	25.4	26.7	1,936,362	1,887,648
Due after 5 years through 10 years	32.7	32.6	2,498,529	2,457,018
Due after 10 years through 20 years	24.7	24.2	1,884,116	1,800,969
Due after 20 years	13.2	13.3	1,011,761	928,642
Total	100.0%	100.0%	$7,634,682	$7,373,552

Average option-adjusted duration, in years	6.0	5.9

Note 2 - Investments (Continued)

Sales of Fixed Maturity and Equity Securities

Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Fixed maturity securities
Proceeds received	$89,894	$110,872
Gross gains realized	1,670	2,489
Gross losses realized	(53)	(881)

Equity securities
Proceeds received	$2,048	$5,489
Gross gains realized	616	1,048
Gross losses realized	(34)	(192)

Net Investment Gains (Losses)

The following table reconciles the net investment gains and losses (pretax) by transaction type:

($ in thousands)	Three Months Ended March 31,
	2018		2017

Impairment write-downs	$—		$(1,777)
Change in intent write-downs	(110)		(1,020)
Net other-than-temporary impairment losses recognized in earnings	(110)	—	(2,797)
Sales and other	2,203		2,484
Change in fair value - equity securities (1)	(5,186)		—
Change in fair value and gains (losses) realized on settlements - derivative instruments	1,439		71
Net investment gains (losses)	$(1,654)	—	$(242)
________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, equity securities are reported at fair value with change in fair value recognized in Net investment gains (losses) and are no longer included in impairment write-downs or change in intent write-downs.

Net Unrealized Investment Gains and Losses on Securities

The following table reconciles the net unrealized investment gains and losses, net of tax, included in AOCI, before the impact of deferred policy acquisition costs (DAC):

($ in thousands)	Three Months Ended March 31,
	2018	2017
Net unrealized investment gains and losses on securities, net of tax
Beginning of period	$286,176	$202,941
Change in net unrealized investment gains and losses	(67,285)	25,193
Reclassification of net investments (gains) losses to net income	2,443	203
Reclassification of unrealized gains on equity securities, net of tax, to Retained earnings (1)	(15,041)	—
End of period	$206,293	$228,337

________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and the related unrealized gains were reclassified from AOCI to Retained earnings.

Note 2 - Investments (Continued)

Offsetting of Assets and Liabilities

The Company’s derivative instruments (call options) are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached.

The following table presents the instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the	Net Amounts of Assets/ Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018
Asset derivatives:
Free-standing derivatives	$12,630	$—	$12,630	$—	$13,174	$(544)

December 31, 2017
Asset derivatives:
Free-standing derivatives	$15,550	$—	$15,550	$—	$15,584	$(34)

Deposits

At March 31, 2018 and December 31, 2017, fixed maturity securities with a fair value of $17,848 thousand and $17,985 thousand, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at March 31, 2018 and December 31, 2017, fixed maturity securities with a fair value of $686,387 thousand and $686,790 thousand, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $625,000 thousand at both of the respective dates. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at a point in time is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, specifically in Note 3 -- Fair Value of Financial Instruments.

Note 3 - Fair Value of Financial Instruments (Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At March 31, 2018, Level 3 invested assets comprised 3.0% of the Company’s total investment portfolio at fair value.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1		Level 2		Level 3
March 31, 2018
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$710,958	$710,958	$—		$707,842		$3,116
Other, including U.S. Treasury securities	761,967	761,967	13,249		748,718		—
Municipal bonds	1,861,304	1,861,304	—		1,811,556		49,748
Foreign government bonds	99,041	99,041	—		99,041		—
Corporate bonds	2,481,270	2,481,270	13,733		2,388,757		78,780
Other mortgage-backed securities	1,720,142	1,720,142	—		1,607,924		112,218
Total fixed maturity securities	7,634,682	7,634,682	26,982		7,363,838		243,862
Equity securities	131,023	131,023	79,870	—	51,147	—	6
Short-term investments	22,194	22,194	22,194		—		—
Other investments	25,130	25,130	—		25,130		—
Totals	$7,813,029	$7,813,029	$129,046		$7,440,115		$243,868
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$518	$518	$—		$518		$—
Other policyholder funds, embedded derivatives	78,486	78,486	—		—		78,486

December 31, 2017
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$696,725	$696,725	$—		$693,375		$3,350
Other, including U.S. Treasury securities	735,408	735,408	13,393		722,015		—
Municipal bonds	1,893,253	1,893,253	—		1,843,925		49,328
Foreign government bonds	102,738	102,738	—		102,738		—
Corporate bonds	2,578,954	2,578,954	14,345		2,491,630		72,979
Other mortgage-backed securities	1,716,997	1,716,997	—		1,612,403		104,594
Total fixed maturity securities	7,724,075	7,724,075	27,738		7,466,086		230,251
Equity securities	135,466	135,466	82,208		53,252		6
Short-term investments	62,593	62,593	62,593		—		—
Other investments	28,050	28,050	—		28,050		—
Totals	$7,950,184	$7,950,184	$172,539		$7,547,388		$230,257
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$594	$594	$—		$594		$—
Other policyholder funds, embedded derivatives	80,733	80,733	—		—		80,733

Note 3 - Fair Value of Financial Instruments (Continued)

During the three month period ended March 31, 2018, there were no transfers between Level 1 and Level 2. During the three month period ended March 31, 2017, an equity security was transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for this asset. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

($ in thousands)	Financial Assets							Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total

Beginning balance, January 1, 2018	$49,328	$72,979	$107,944	$230,251	$6	$—	$230,257	$80,733
Transfers into Level 3 (3)	—	10,778	14,822	25,600	—	—	25,600	—
Transfers out of Level 3 (3)	—	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	3	—	3	—
Net (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	(2,222)
Net unrealized investment gains (losses) included in OCI	443	(887)	(1,022)	(1,466)	—	—	(1,466)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	1,332
Sales	—	—	—	—	(3)	—	(3)
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(23)	(4,090)	(6,410)	(10,523)	—	—	(10,523)	(1,357)
Ending balance, March 31, 2018	$49,748	$78,780	$115,334	$243,862	$6	$—	$243,868	$78,486

Beginning balance, January 1, 2017	$46,497	$60,191	$104,659	$211,347	$6	$751	$212,104	$59,393
Transfers into Level 3 (3)	5,214	29,918	15,039	50,171	—	—	50,171	—
Transfers out of Level 3 (3)	—	(6,110)	—	(6,110)	—	(751)	(6,861)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—	—
Net (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	2,308
Net unrealized investment gains (losses) included in OCI	1,871	96	(771)	1,196	—	—	1,196	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	3,389
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(120)	(1,600)	(6,133)	(7,853)	—	—	(7,853)	(829)
Ending balance, March 31, 2017	$53,462	$82,495	$112,794	$248,751	$6	$—	$248,757	$64,261
________________

(1)	Represents embedded derivatives, all related to the Company’s FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three month periods ended March 31, 2018 and 2017 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At March 31, 2018, the Company realized a gain of $3 thousand on one Level 3 security. At March 31, 2017, there were no net investment gains or losses included in earnings that were attributable to changes in the fair value of Level 3 assets still held. For the three month periods ended March 31, 2018 and 2017, a net investment gain of $2,222 thousand and a net investment loss of $2,308 thousand, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held.

Note 3 - Fair Value of Financial Instruments (Continued)

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets and liabilities classified as Level 3 are subject to the control processes as described in Note 3 -- Fair Value of Financial Instruments -- Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as those used for fixed maturity securities.

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

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2018
Financial Assets
Investments
Other investments	$154,211	$158,891	$—	$—	$158,891
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,471,733	4,373,529	—	—	4,373,529
Investment contract and life policy reserves, account values on life contracts	83,319	88,968	—	—	88,968
Other policyholder funds	642,035	642,035	—	575,784	66,251
Long-term debt	297,536	306,247	—	306,247	—

December 31, 2017
Financial Assets
Investments
Other investments	$154,898	$159,575	$—	$—	$159,575
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,452,972	4,366,334	—	—	4,366,334
Investment contract and life policy reserves, account values on life contracts	82,911	88,620	—	—	88,620
Other policyholder funds	643,528	643,528	—	575,622	67,906
Long-term debt	297,469	311,315	—	311,315	—

Note 4 - Derivative Instruments

The Company offers FIA products, which are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index. The Company also offers IUL products which credit interest based on a percentage of the gain in a specified market index. When deposits are received for FIA and IUL contracts, a portion is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to FIA and IUL policyholders. For the Company, substantially all of such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with changes in fair value included in Net investment gains and losses, a component of Revenues, in the Consolidated Statements of Operations.

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

The future annual index credits on FIA contracts are treated as a "series of embedded derivatives" over the expected life of the applicable contract with a corresponding reserve recorded. For the IUL, the embedded derivative represents a single year liability for the index return.

The Company carries all derivative instruments at fair value in the Consolidated Balance Sheets. The Company elected to not use hedge accounting for derivative transactions related to the FIA and IUL products. As a result, the Company recognizes the purchased call options and the embedded derivatives related to the provision of a contingent return at fair value, with changes in the fair value of the derivatives recognized immediately as Net investment gains (losses) in the Consolidated Statements of Operations. The fair values of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, are presented in the Consolidated Balance Sheets as follows:

($ in thousands)	March 31, 2018	December 31, 2017
Assets
Derivative instruments, included in Short-term and other investments	$12,630	$15,550

Liabilities
FIA - embedded derivatives, included in Other policyholder funds	$78,486	$80,733
IUL - embedded derivatives, included in Investment contract and life policy reserves	518	594

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

($ in thousands)	Three Months Ended March 31,
	2018	2017
Change in fair value of derivatives (1):
Revenues
Net investment gains (losses)	$(849)	$2,437

Change in fair value of embedded derivatives:
Revenues
Net investment gains (losses)	$2,288	$(2,366)
________________

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

The Company’s strategy attempts to mitigate potential risk of loss under these agreements through a regular monitoring process, which evaluates the program’s effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor’s Financial Services LLC (S&P) and/or Moody's Investors Service (Moody's) long-term credit rating of "BBB+" or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide collateral when the fair value of the exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of call options by counterparty and each counterparty’s long-term credit ratings were as follows:

($ in thousands)	March 31, 2018				December 31, 2017
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value

Bank of America, N.A.	A+	Aa3	$93,800	$6,017	$85,100	$6,320
Barclays Bank PLC	A	A2	48,600	902	48,900	1,828
Citigroup Inc.	BBB+		—	—	—	—
Credit Suisse International	A	A1	21,100	1,469	21,100	1,444
Societe Generale	A		92,400	4,242	91,700	5,958

Total			$255,900	$12,630	$246,800	$15,550

As of March 31, 2018 and December 31, 2017, the Company held $13,174 thousand and $15,584 thousand, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 thousand per counterparty.

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

($ in thousands)	Three Months Ended March 31,
	2018	2017
Property and Casualty
Beginning gross reserves (1)	$319,182	$307,757
Less: reinsurance recoverables	57,409	61,199
Net reserves, beginning of period (2)	261,773	246,558
Incurred claims and claim expenses:
Claims occurring in the current period	120,988	123,204
Decrease in estimated reserves for claims occurring in prior periods (3)	(300)	(1,000)
Total claims and claim expenses incurred (4)	120,688	122,204
Claims and claim expense payments for claims occurring during:
Current period	47,048	52,380
Prior periods	67,075	62,013
Total claims and claim expense payments	114,123	114,393
Net reserves, end of period (2)	268,338	254,369
Plus: reinsurance recoverables	62,917	61,804
Ending gross reserves (1)	$331,255	$316,173
________________

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Life and Retirement of $27,062 thousand and $23,860 thousand as of March 31, 2018 and 2017, respectively, in addition to Property and Casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Life and Retirement of $22,874 thousand and $21,892 thousand for the three month periods ended March 31, 2018 and 2017, respectively, in addition to Property and Casualty amounts.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $300 thousand and $1,000 thousand for the three month periods ended March 31, 2018 and 2017, respectively. The favorable development for both of the three month periods ended March 31, 2018 and 2017 was predominantly the result of favorable severity trends in homeowners loss emergence for accident years 2016 and prior.

Note 6 - Debt

Indebtedness outstanding was as follows:

($ in thousands)	March 31, 2018	December 31, 2017
Short-term debt:
Bank Credit Facility, expires July 30, 2019	$—	$—

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250,000 thousand less unaccrued discount of $532 thousand and $547 thousand (4.5% imputed rate) and unamortized debt issuance costs of $1,932 thousand and $1,984 thousand	247,536	247,469
Federal Home Loan Bank borrowing	50,000	50,000
Total	$297,536	$297,469

The Credit Agreement with certain financial institutions (Bank Credit Facility), 4.50% Senior Notes due 2025 (Senior Notes due 2025) and FHLB borrowing are described in Notes to Consolidated Financial Statements -- Note 7 -- Debt of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended March 31, 2018
Premiums written and contract deposits (1)	$288,816	$5,514	$706	$284,008
Premiums and contract charges earned	207,737	5,528	789	202,998
Benefits, claims and settlement expenses	151,968	9,014	608	143,562

Three months ended March 31, 2017
Premiums written and contract deposits (1)	$301,512	$5,510	$730	$296,732
Premiums and contract charges earned	200,455	5,534	801	195,722
Benefits, claims and settlement expenses	147,271	3,883	708	144,096

________________

(1)
This measure is not based on accounting principles generally accepted in the U.S. (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

Note 8 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $170,102 thousand and $106,381 thousand at March 31, 2018 and December 31, 2017, respectively.

Note 9 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: Property and Casualty, primarily personal lines automobile and property insurance products; Retirement, primarily tax-qualified fixed and variable annuities; and Life, life insurance. The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net investment gains and losses and certain public company expenses, such items also have included corporate debt retirement costs, when applicable. Summarized financial information for these segments is as follows:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Insurance premiums and contract charges earned
Property and Casualty	$165,458	$158,318
Retirement	8,068	6,601
Life	29,472	30,803
Total	$202,998	$195,722

Net investment income
Property and Casualty	$9,516	$9,177
Retirement	64,169	63,442
Life	18,340	18,288
Corporate and Other	36	12
Intersegment eliminations	(197)	(208)
Total	$91,864	$90,711

Net income (loss)
Property and Casualty	$9,722	$2,735
Retirement	11,421	11,530
Life	3,787	3,885
Corporate and Other	(4,775)	(2,832)
Total	$20,155	$15,318

($ in thousands)	March 31, 2018	December 31, 2017
Assets
Property and Casualty	$1,202,791	$1,217,394
Retirement	7,969,848	8,063,912
Life	1,785,912	1,815,732
Corporate and Other	140,526	143,784
Intersegment eliminations	(30,535)	(42,482)
Total	$11,068,542	$11,198,340

Note 10 - Income Taxes

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted by the U.S. government. The Tax Act is generally effective January 1, 2018, and among other changes, reduced the federal corporate income tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax, modified numerous insurance-specific provisions, and further limited deductions for executive compensation. The Tax Act reduced the Company’s effective tax rate by 9.5% for the period ended March 31, 2018. The Company recorded provisional amounts in its December 31, 2017 and March 31, 2018 Consolidated Financial Statements related to partnership investments and discounted loss reserves. Reasonable estimates of the tax impacts of these provisional items were reflected in the Company’s results of operations; however, as of March 31, 2018, the Company has not yet completed its accounting for these provisional items. For partnership investments, the Company is waiting to receive schedules K-1, and for discounted loss reserves, the Company is waiting on guidance from the U.S. Treasury. Adjustments to the provisional amounts will impact the Company’s consolidated results of operations and must be reflected no later than in the Company’s December 31, 2018 Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States (non-GAAP) are marked by an asterisk (*). An explanation of these measures is contained in the Glossary of Selected Terms included as an exhibit to this Quarterly Report on Form 10-Q.

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation (HMEC; and together with its subsidiaries, the Company or Horace Mann) is an insurance holding company. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company’s business. For additional information regarding risks and uncertainties, see Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Executive Summary

Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty insurance, annuities and life insurance in the United States (U.S). The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.

For the three month period ended March 31, 2018, the Company’s net income of $20.2 million increased $4.9 million compared to the prior year period including an increase in Property and Casualty net income of $7.0 million. After tax net investment losses were $1.3 million compared to net investment losses of $0.1 million in the prior year period.

For the three month period ended March 31, 2018, Property and Casualty net income of $9.7 million increased $7.0 million from $2.7 million in the prior year period. The Property and Casualty combined ratio of 98.9% decreased 6.6 points compared to the prior year period. These improvements were primarily due to a decreased underlying auto combined ratio*, reflecting the impact of rate actions and continued profitability initiatives, as well as a significantly lower level of auto and property catastrophe losses that were $9.8 million pretax in the current quarter compared to $17.2 million pretax in the prior year period.

On a reported basis, the current quarter auto combined ratio of 101.8% decreased 5.1 points and the property combined ratio of 93.3% decreased 9.2 points as compared to the prior year period. The underlying auto loss ratio* of 75.5% decreased 1.2 points compared to the prior year period as a result of an increase in earned premium due to rate actions combined with continued stabilization in auto loss trends. The auto expense ratio improved 2.9 points primarily due to an expense recovery equating to 2.0 points. The underlying property loss ratio* was 49.6% in the current quarter, which reflected an increase of 2.7 points compared to the prior year period due to an elevated level of non-catastrophe weather-related losses.

Prior years' reserves continue to develop favorably; however, the $0.3 million pretax of favorable development in the current quarter was less than the $1.0 million pretax of favorable development in the prior year period.

For the three month period ended March 31, 2018, total Property and Casualty written premiums* of $159.4 million increased 4.3% compared to the prior year period. The growth was driven primarily by rate actions which resulted in an increase in the average premium per policy for both auto and property. Policy retention continues to be stable with auto and property policy retention rates for the current quarter at 82.9% and 87.9%, respectively.

For the three month period ended March 31, 2018, Retirement net income of $11.4 million was consistent with the prior year period and benefited from higher fees and the lower federal income tax rate offset by an increase in deferred policy acquisition costs (DAC) amortization and operating expenses.

The annualized net interest spread on fixed annuity assets for the first quarter of 2018 was 170 basis points, a decrease of 13 basis points compared to the prior year period. Retirement assets under management of $6.8 billion increased 6.8% compared to a year ago, and total cash value persistency remained strong at 94.6% for variable annuities and 94.4% for fixed annuities.

For the three month period ended March 31, 2018, the total level of Retirement sales deposits* decreased 4.6% compared to the prior year period, reflecting a decrease in traditional annuity products partially offset by an increase in asset flows related to fee-based mutual fund offerings. For the first quarter of 2018, annuity deposits of $98.8 million decreased 15.8% compared to the prior year period. The decline in annuity deposits was related to lower sales of single premium annuity products in the current quarter. Sales deposit activity related to the Retirement Advantage® mutual fund products, as well as other mutual fund offerings, were strong with $14.1 million in the current quarter compared to $5.3 million in the prior year period.

For the three month period ended March 31, 2018, Life net income of $3.8 million decreased $0.1 million compared to the prior year period, primarily due to a modest increase in mortality costs offset by the lower federal income tax rate. Life sales* of $4.3 million for the current quarter remained strong but decreased slightly by $0.4 million compared to the prior year period due to a decrease in single premium sales. Life persistency of 95.1% was comparable to 12 months earlier.

The Company’s book value per share was $34.35 at March 31, 2018, a decrease of 6.9% compared to December 31, 2017 and an increase of 5.4% compared to a year ago.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the Company's management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders' equity, net income and cash flows. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's consolidated financial statements, which include related disclosures. For the Company, areas most subject to significant management judgments include: fair value measurements, other-than-temporary impairment (OTTI) of investments, goodwill, deferred policy acquisition costs (DAC) for investment contracts and life insurance products with account values, liabilities for Property and Casualty claims and claim expenses and liabilities for future policy benefits.

Compared to December 31, 2017, at March 31, 2018, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, discussion of accounting policies, including certain sensitivity information, was presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

($ in millions)	Three Months Ended March 31,		Change From Prior Year
	2018	2017	Percent	Amount
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property and Casualty	$159.4	$152.9	4.3%	$6.5
Retirement (annuity)	98.8	117.3	-15.8%	(18.5)
Life	25.8	26.5	-2.6%	(0.7)
Total	$284.0	$296.7	-4.3%	$(12.7)

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property and Casualty	$165.5	$158.3	4.5%	$7.2
Retirement (annuity)	8.0	6.6	21.2%	1.4
Life	29.5	30.8	-4.2%	(1.3)
Total	$203.0	$195.7	3.7%	$7.3

Number of Policies and Contracts in Force
(actual counts)

	March 31, 2018	December 31, 2017	March 31, 2017
Property and Casualty
Automobile	474,478	478,951	483,683
Property and other liability	215,809	216,306	219,017
Total	690,287	695,257	702,700
Retirement	223,472	223,287	220,284
Life	197,885	197,889	197,900

For the three month period ended March 31, 2018, the Company’s premiums written and contract deposits* of $284.0 million decreased $12.7 million, or 4.3%, compared to the prior year period primarily as a result of a decline in annuity deposits due to lower sales of single premium annuity products. The Company’s premiums and contract charges earned increased $7.3 million, or 3.7%, compared to the prior year period, primarily due to increases in average premium per policy for both property and automobile.

Total Property and Casualty premiums written* increased 4.3%, or $6.5 million, in the first three months of 2018, compared to the prior year period, primarily due to increases in average written premium per policy for both property and automobile. For 2018, the Company’s full year rate plan anticipates high-single digit average rate increases for automobile and mid-single digit average rate increases for property (including states with no rate actions for both automobile and property); average approved rate changes during the first three months of 2018 were 10.0% for automobile and 4.3% for property.

Based on policies in force, the current year automobile 12 month retention rate for new and renewal policies was 82.9% compared to 83.0% at March 31, 2017, with the decrease due to recent rate and underwriting actions. The current year property 12 month retention rate for new and renewal policies was 87.9% at March 31, 2018 compared to 87.5% at March 31, 2017.

Automobile premiums written* increased 4.5%, or $5.0 million, compared to the first three months of 2017. In the first three months of 2018, the average written premium per policy and average earned premium per policy increased approximately 6.9% and 6.1%, respectively, compared to the prior year period. The number of educator policies represented approximately 85.3% of the automobile policies in force at March 31, 2018, 85.2% at December 31, 2017 and 85.1% at March 31, 2017.

Property premiums written* increased 3.3%, or $1.4 million, compared to the first three months of 2017. While the number of property policies in force has declined, the average written premium per policy and average earned premium per policy increased approximately 2.6% and 2.3%, respectively, in the first three months of 2018 compared to the prior year period. The number of educator policies represented approximately 82.4% of the property policies in force at March 31, 2018, 82.3% at December 31, 2017 and 82.1% at March 31, 2017. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

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

For the three month period ended March 31, 2018, Retirement sales deposits* decreased 4.6% compared to the prior year period, reflecting a decrease in traditional annuity products partially offset by an increase in asset flows related to fee-based mutual fund offerings. For the three month period ended March 31, 2018, total annuity deposits decreased 15.8%, or $18.5 million, compared to the prior year period. New deposits to fixed accounts of $52.0 million decreased 27.7%, or $19.9 million, and new deposits to variable accounts of $46.8 million increased 3.1%, or $1.4 million, compared to the prior year period.

Total Retirement assets under management, including fee based mutual fund products, increased 6.8% for the three month period ended March 31, 2018 as compared to the prior year period. Annuity accumulated value on deposit of $6.8 billion at March 31, 2018 increased 3.1% compared to a year earlier, reflecting the increase from new deposits received, market appreciation as well as favorable retention. Accumulated value retention for the variable annuity option was 94.6% and 94.8% for the 12 month periods ended March 31, 2018 and 2017, respectively; fixed annuity retention was 94.4% and 94.5% for the respective periods.

Variable annuity accumulated balances of $2.1 billion at March 31, 2018 increased 6.4% compared to March 31, 2017, as positive impacts of deposits and favorable financial market performance offset withdrawals and net transfers to the guaranteed interest rate fixed account option. Fixed annuity accumulated balances of $4.7 billion at March 31, 2018 increased 1.7% compared to March 31, 2017 reflecting interest credited and net transfers from the variable annuity accounts. Compared to the three month period ended March 31, 2017, Retirement contract charges earned increased 21.2%, or $1.4 million.

Life premiums and contract deposits* for the three month period ended March 31, 2018 decreased 2.6%, or $0.7 million, compared to the prior year period. The ordinary life insurance in force lapse ratio was 4.9% for the 12 months ended March 31, 2018 compared to 4.5% for the 12 month period ended March 31, 2017.

Sales*

For the first three months of 2018, Property and Casualty new annualized sales premiums decreased 3.0% compared to the first three months of 2017, as 4.4%, or $1.0 million, decline in new automobile sales was accompanied by growth in property sales of 5.0%, or $0.2 million, compared to the prior year period.

During the second quarter of 2017, the Company introduced a series of annuity products without surrender charges and a level commission structure based on account value. Although the Company continues to focus on new products, agent training and marketing programs which emphasize retirement planning, Retirement sales deposits decreased 4.6% compared to the first three months of 2017 consistent with the Company's expectations after removing commission-based products for new sales.

The Company's introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, as well as the Company's Indexed Universal Life (IUL) product, have contributed to sales of proprietary life products. For the first three months of 2018, sales of Horace Mann's proprietary life insurance products totaled $4.3 million, representing a slight decrease of $0.4 million, compared to the prior year period, including a decrease of $0.6 million for single premium sales.

Distribution

At March 31, 2018, there was a combined total of 675 Exclusive Distributors, compared to 694 at December 31, 2017 and 696 at March 31, 2017. The Company continues to expect higher quality standards for Exclusive Distributors to focus on improving both customer experiences and agent productivity in their respective territories. The dedicated sales force is supported by the Company’s customer contact center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The Customer Contact Center is also able to assist educators in territories which are not currently served by an Exclusive Distributor.

Net Investment Income

For the three month period ended March 31, 2018, net investment income of $91.9 million increased 1.3%, compared to the prior year period. Overall, investment results reflect continued growth in annuity asset balances along with increased alternative investment results offset by the continued low interest rate environment and a concerted effort to increase portfolio quality, which puts pressure on portfolio yield. The Company believes it is late in the credit cycle so the increase in portfolio quality is a proactive action to opportunistically position the portfolio for a recessionary environment and is consistent with our approach in previous credit cycles.

Average invested assets increased 2.2% over the 12 months ended March 31, 2018. The average pretax yield on the total investment portfolio for the three month period ended March 31, 2018 of 5.0% (4.0% after tax) was slightly higher on an after tax basis when compared to the prior year period. During the three month period ended March 31, 2018, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Investment Gains and Losses (Pretax)

For the three month period ended March 31, 2018, net investment losses were $1.7 million compared to net investment losses of $0.2 million in the prior year period and the results from the current quarter include $5.2 million of net investment losses due to the change in fair value of the equity securities portfolio as a result of adopting a new GAAP accounting principle effective January 1, 2018.

The Company, from time to time, sells securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity and Equity Securities Portfolios

The table below presents the Company’s fixed maturity and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2017, credit spreads were wider across most asset classes, with the 10-year U.S. Treasury rate rising 33 basis points to 2.7%, which resulted in lower net unrealized gains in the fixed maturity securities portfolio at March 31, 2018.

($ in millions)	March 31, 2018
	Number of Issuers	Fair Value	Amortized Cost	Pretax Net Unrealized Investment Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	117	$653.6	$634.3	$19.3
Insurance	56	267.2	248.2	19.0
Energy (1)	58	203.8	195.7	8.1
Real Estate	44	188.6	184.3	4.3
Technology	34	172.5	170.4	2.1
HealthCare, Pharmacy	49	160.6	155.5	5.1
Utilities	40	132.4	117.4	15.0
Transportation	36	130.6	127.0	3.6
Telecommunications	19	81.7	76.4	5.3
Natural Gas	16	73.6	71.3	2.3
All other corporates (2)	185	416.8	403.2	13.6
Total corporate bonds	654	2,481.4	2,383.7	97.7
Mortgage-backed securities
U.S. Government and federally sponsored agencies	236	431.4	416.0	15.4
Commercial (3)	141	612.7	621.5	(8.8)
Other	29	84.5	84.4	0.1
Municipal bonds (4)	403	1,861.3	1,721.0	140.3
Government bonds
U.S.	41	762.0	760.4	1.6
Foreign	16	99.0	94.8	4.2
Collateralized loan obligations (5)	125	646.0	644.1	1.9
Asset-backed securities	111	656.4	647.7	8.7
Total fixed maturity securities	1,756	$7,634.7	$7,373.6	$261.1

Equity securities
Non-redeemable preferred stocks	12	$59.2
Common stocks	93	52.4
Closed-end fund	1	19.4
Total equity securities	106	$131.0

Total	1,862	$7,765.7
________________

(1)	At March 31, 2018, the fair value amount included $13.6 million which were non-investment grade.

(2)
The All other corporates category contains 19 additional industry sectors. Gaming, broadcasting and media, food and beverage, metal and mining and retail represented $269.3 million of fair value at March 31, 2018, with the remaining 14 classification each representing less than $28.6 million.

(3)	At March 31, 2018, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, 39.3% are tax-exempt and 77.8% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at March 31, 2018.

(5)
Based on fair value, 97.1% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (S&P), Moody’s Investors Service, Inc. (Moody’s) and/or Fitch Ratings (Fitch) at March 31, 2018.

At March 31, 2018, the Company’s diversified fixed maturity securities portfolio consisted of 2,795 investment positions, issued by 1,756 entities, and totaled approximately $7.6 billion in fair value. This portfolio was 96.7% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for "AA" or "AAA" rated securities, 0.4% of invested assets for "A" or "BBB" rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At March 31, 2018, 95.8% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. At March 31, 2018, the Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

($ in millions)	Percent of Portfolio
	Fair Value		March 31, 2018
	December 31, 2017	March 31, 2018	Fair Value	Amortized Cost
Fixed maturity securities
AAA	7.4%	7.8%	$592.5	$583.2
AA (2)	40.4	41.0	3,132.8	3,043.5
A	23.8	23.4	1,784.5	1,695.8
BBB	24.8	24.3	1,858.3	1,792.3
BB	2.2	2.2	170.7	169.6
B	0.6	0.5	41.1	40.9
CCC or lower	0.1	0.1	1.1	1.1
Not rated (3)	0.7	0.7	53.7	47.2
Total fixed maturity securities	100.0%	100.0%	$7,634.7	$7,373.6
Equity securities
AAA	—	—	—
AA	—	—	—
A	—	—	—
BBB	45.4%	45.2%	$59.2
BB	—	—	—
B	—	—	—
CCC or lower	—	—	—
Not rated	54.6	54.8	71.8
Total equity securities	100.0%	100.0%	$131.0

Total			$7,765.7
________________

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At March 31, 2018, the AA rated fair value amount included $762.0 million of U.S. Government and federally sponsored agency securities and $619.7 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P, Moody’s or Fitch.

At March 31, 2018, the fixed maturity securities portfolio had $63.8 million pretax of gross unrealized investment losses on $2,402.6 million of fair value related to 990 positions. Of the investment positions with gross unrealized investment losses, there were none trading below 80.0% of the carrying value at March 31, 2018.

The Company views the unrealized investment losses of all of the fixed maturity securities at March 31, 2018 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of OTTI.

Benefits, Claims and Settlement Expenses

($ in millions)	Three Months Ended March 31,		Change From Prior Year
	2018	2017	Percent	Amount

Property and Casualty	$120.7	$122.2	-1.2%	$(1.5)
Retirement	1.9	1.1	72.7%	0.8
Life	21.0	20.8	1.0%	0.2
Total	$143.6	$144.1	-0.3%	$(0.5)

Property and Casualty catastrophe losses, included above	$9.8	$17.2	-43.0%	$(7.4)

Property and Casualty Claims and Claim Expenses (Losses)

($ in millions)	Three Months Ended March 31,
	2018	2017
Incurred claims and claim expenses:
Claims occurring in the current year	$121.0	$123.2
Decrease in estimated reserves for claims occurring in prior years	(0.3)	(1.0)
Total claims and claim expenses incurred	$120.7	$122.2

Property and Casualty loss ratio:
Total	72.9%	77.2%
Effect of catastrophe losses, included above	5.9%	10.8%
Effect of prior years’ reserve development, included above	-0.2%	-0.6%

For the three month period ended March 31, 2018, the Company's benefits, claims and settlement expenses decreased $0.5 million or 0.3%, compared to the prior year period.

For the three month period ended March 31, 2018, the favorable development of prior years’ Property and Casualty reserves of $0.3 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the immediately preceding December 31 loss reserve estimate. At March 31, 2018, the favorable development was predominantly the result of favorable severity trends in homeowners loss emergence for accident years 2016 and prior.

For the three month period ended March 31, 2018, the automobile loss ratio of 76.1% decreased by 2.2 points compared to the prior year period, reflecting lower catastrophe losses that resulted in a 1.0 point decrease and continued stabilization in auto loss trends. The property loss ratio of 66.2% for the three month period ended March 31, 2018, decreased 8.7 points compared to the prior year period, reflecting significantly lower catastrophe losses that resulted in a 12.7 point decrease offset by elevated non-catastrophe weather-related loss experience.

Interest Credited to Policyholders

($ in millions)	Three Months Ended March 31,		Change From Prior Year
	2018	2017	Percent	Amount

Retirement (annuity)	$38.7	$37.5	3.2%	$1.2
Life	11.3	11.2	0.9%	0.1
Total	$50.0	$48.7	2.7%	$1.3

For the three month period ended March 31, 2018, the increase in Retirement interest credited reflected a 2.0% increase in average accumulated fixed value on deposit. Life interest credited increased slightly as a result of the growth in reserves for life insurance products with account values.

The net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spread on fixed annuity assets was 170 basis points, a decrease of 13 basis points compared to the prior year period.

As of March 31, 2018, fixed annuity account values totaled $4.6 billion, including $4.4 billion of deferred annuities. As shown in the table below, for approximately 87.9%, or $3.9 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business are invested in fixed maturity securities.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $583.5 million of the Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $2.3 million in year one and $6.8 million in year two, further reducing the net interest spread by approximately 5 basis points and 13 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future net interest spreads is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the net interest spread, based on DAC as of March 31, 2018 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

($ in millions)	March 31, 2018
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	25.3%	$1,114.2	56.8%	16.4%	$632.7
Equal to 2% but less than 3%	7.0	306.0	83.0%	6.5	253.9
Equal to 3% but less than 4%	14.0	614.3	99.9%	15.9	613.8
Equal to 4% but less than 5%	52.5	2,311.1	100.0%	59.8	2,311.2
5% or higher	1.2	53.5	100.0%	1.4	53.5
Total	100.0%	$4,399.1	87.9%	100.0%	$3,865.1

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and other factors discussed herein.

DAC Amortization Expense

DAC amortization expense was $26.7 million for the three month period ended March 31, 2018 compared to $24.9 million for the prior year period, reflecting a $1.1 million pretax increase in Retirement. For Retirement and Life, unlocking resulted in an immaterial change to amortization at March 31, 2018.

Operating Expenses

For the three month period ended March 31, 2018, operating expenses of $48.2 million decreased $0.5 million, or 1.0%.

The Property and Casualty expense ratio of 26.0% for the three month period ended March 31, 2018 was 2.3 points below the prior year period with 1.3 points of the decrease attributable to an expense recovery.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net investment gains and losses, was 15.1% and 14.0% for the three month periods ended March 31, 2018 and 2017, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 4.8% and 7.8% for the three month periods ended March 31, 2018 and 2017, respectively. The adoption of a new accounting standard for employee share-based payments on January 1, 2017 reduced the effective income tax rate by 13.0% for the three month period ended March 31, 2017.

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted by the U.S. government. The Tax Act is generally effective January 1, 2018, and among other changes, reduced the federal corporate income tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax, modified numerous insurance-specific provisions, and further limited deductions for executive compensation. The Tax Act reduced the Company’s effective tax rate by 9.5% for the period ended March 31, 2018.  The Company recorded provisional amounts in its December 31, 2017 and March 31, 2018 Consolidated Financial Statements related to partnership investments and discounted loss reserves.  Reasonable estimates of the tax impacts of these provisional items were reflected in the Company’s results of operations; however, as of March 31, 2018, the Company has not yet completed its accounting for these provisional items.  For partnership investments, the Company is waiting to receive schedules K-1, and for discounted loss reserves, the Company is waiting on guidance from the U.S. Treasury.  Adjustments to the provisional amounts will impact the Company’s consolidated results of operations and must be reflected no later than in the Company’s December 31, 2018 Consolidated Financial Statements.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2018, the Company’s federal income tax returns for years prior to 2014 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three month period ended March 31, 2018, the Company's net income of $20.2 million increased $4.9 million reflecting lower catastrophe losses compared to the prior year period. Property and Casualty net income increased $7.0 million compared to the prior year period. After tax net investment losses were $1.3 million compared to net investment losses of $0.1 million in the prior year period. Additional detail is included in the Executive Summary at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

($ in millions)	Three Months Ended March 31,		Change From Prior Year
	2018	2017	Percent	Amount
Analysis of net income (loss) by segment:
Property and Casualty	$9.7	$2.7	259.3%	$7.0
Retirement	11.4	11.5	-0.9%	(0.1)
Life	3.8	3.9	-2.6%	(0.1)
Corporate and Other (1)	(4.7)	(2.8)	-67.9%	(1.9)
Net income	$20.2	$15.3	32.0%	$4.9

Effect of catastrophe losses, after tax, included above	$(7.7)	$(11.1)	-30.6%	$3.4
Effect of net investment gains (losses), after tax, included above	$(1.3)	$(0.1)	N.M.	$(1.2)

Diluted:
Net income per share	$0.48	$0.37	29.7%	$0.11
Weighted average number of common and common equivalent shares (in millions)	41.7	41.3	1.0%	0.4

Property and casualty combined ratio:
Total	98.9%	105.5%	-	-6.6 pts
Effect of catastrophe losses, included above	5.9%	10.8%	-	-4.9 pts
Effect of prior years’ reserve development,included above	-0.2%	-0.6%	-	0.4 pts
________________
N.M. - Not meaningful.

(1)
Corporate and Other includes interest expense on corporate debt, net investment gains and losses, corporate debt retirement costs, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the operating segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, Corporate and Other reflects corporate-level transactions. Of those transactions, net investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the three month period ended March 31, 2018, net investment losses after tax were $1.3 million, compared to net investment losses after tax of $0.1 million for the prior year period.

Outlook for 2018

At the time of this Quarterly Report on Form 10-Q, management estimates that 2018 full year core earnings* will be within a range of $2.10 to $2.30 per diluted share. This projection incorporates the Company's results for 2017 and anticipates continued improvement in the Company's underlying automobile combined ratio, 6 to 7 points of catastrophe losses, Retirement and Life segment core earnings* comparable to 2017 reflecting lower net interest spreads and consistent mortality costs, as well as continued strategic investment in modernization of technology and infrastructure to accelerate growth and capacity. This projection also encompasses the impacts of the Tax Cuts and Jobs Act of 2017, reflecting an overall effective tax rate of between 15% and 18%. As a result of the continued low interest rate environment, management expects the Company's overall pretax annualized investment yield to decline by 20-30 basis points, impacting each of the three operating segments. Within Property and Casualty, both approved and planned premium rate increases, as well as continued underwriting initiatives, are expected to improve the underlying automobile combined ratio by 2 to 2.5 points and the underlying property combined ratio by 1.0 to 1.5 points. Net income for Retirement will continue to be impacted by the prolonged interest rate environment and the net interest spread is anticipated to be around 170 basis points through the course of 2018. Life net income is expected to be consistent with 2017 due to net investment income pressures and comparable mortality costs. In addition to the segment-specific factors, the Company's initiatives for customer service and infrastructure improvements, as well as continued investment in the Company's agency force, will continue and result in a modest increase in expense levels compared to 2017.
As described in Critical Accounting Policies, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's estimates above. Additionally, see Forward-looking Information in this Quarterly Report on Form 10-Q and Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 concerning other important factors that could impact actual results. Management believes that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2018 and 2017, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed maturity securities, is located in Results of Operations -- Net Investment Gains and Losses (Pretax) and in the Notes to Consolidated Financial Statements -- Note 2 -- Investments.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the Property and Casualty and Life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the three month period ended March 31, 2018, net cash provided by operating activities decreased $0.6 million, or 0.9%, compared to the same period in 2017.

Payments of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2018 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $94.0 million, of which $14.0 million was paid during the three month period ended March 31, 2018. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in Notes to Consolidated Financial Statements -- Note 10 -- Statutory Information and Restrictions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Investing Activities

HMEC’s insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity, and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity securities portfolio as available for sale.

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, issuances and repurchases of HMEC’s common stock, fluctuations in bank overdraft balances, and borrowings, repayments and repurchases related to its debt facilities.

The Company’s annuity business produced net negative cash flows in the first three months of 2018. For the three month period ended March 31, 2018, receipts from annuity contracts decreased $18.5 million, or 15.8%, compared to the prior year period, as described in Results of Operations -- Insurance Premiums and Contract Charges. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $12.5 million, or 12.5%, compared to the prior year period.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (the NAIC). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in Notes to Consolidated Financial Statements -- Note 10 -- Statutory Information and Restrictions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The total capital of the Company was $1,702.2 million at March 31, 2018, including $297.5 million of long-term debt. Total debt represented 19.5% of total capital excluding net unrealized investment gains on securities (17.5% including net unrealized investment gains on securities) at March 31, 2018, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,404.7 million at March 31, 2018, including net unrealized investment gains on securities in the Company’s investment portfolio of $178.0 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. The market value of the Company’s common stock and the market value per share were $1,748.0 million and $42.75, respectively, at March 31, 2018. Book value per share was $34.35 at March 31, 2018 ($30.00 excluding net unrealized investment gains on securities).

Additional information regarding net unrealized investment gains on securities in the Company’s investment portfolio at March 31, 2018 is included in Note 2 - Investments - Net Unrealized Investment Gains and Losses on Securities contained in this Quarterly Report on Form 10-Q.

Total dividends paid to shareholders was $11.6 million for the three month period ended March 31, 2018. In March 2018, the Board of Directors announced regular quarterly dividends of $0.285 per share.

For the three month period ended March 31, 2018, the Company repurchased 161 shares of its common stock at an average price per share of $37.50 under its share repurchase program, which is further described in Notes to Consolidated Financial Statements -- Note 9 -- Shareholders’ Equity and Common Stock Equivalents of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, $27.8 million remained authorized for future share repurchases under the repurchase program.

As of March 31, 2018, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes due 2025), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the Notes to Consolidated Financial Statements -- Note 7 -- Debt of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of March 31, 2018, the Company had $50.0 million outstanding with FHLB. In 2017, HMIC purchased common stock to meet the activity-based requirement for membership. For FHLB borrowings, the Board has authorized a maximum amount equal to the greater of 10% of admitted assets or 20% of surplus of the consolidated property and casualty companies. For the total $50.0 million received, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 1.9% as of March 31, 2018. HMIC's FHLB borrowings of $50.0 million are included in Long-term debt on the Consolidated Balance Sheet.

As of March 31, 2018, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on July 30, 2019. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2018.

To provide additional capital management flexibility, the Company filed a "universal shelf" registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on March 13, 2018. The registration statement, which registered the offer and sale by the Company from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 13, 2018. Unless withdrawn by the Company earlier, this registration statement will remain effective through March 13, 2021. No securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q.

On March 13, 2018, the Company filed a "shelf" registration statement on Form S-4 with the SEC which became effective on May 2, 2018. Under this registration statement, the Company may from time to time offer and issue up to 5,000,000 shares of its common stock in connection with future acquisitions of other businesses, assets or securities.  Unless withdrawn by the Company earlier, this registration statement will remain effective indefinitely. No securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q.
Financial Ratings

HMEC’s principal insurance subsidiaries are rated by S&P, Moody’s, A.M. Best Company, Inc. (A.M. Best) and Fitch. These rating agencies have also assigned ratings to the Company’s long-term debt securities. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, the Company’s access to sources of capital, cost of capital, and competitive position. These ratings are not a recommendation to buy or hold any of the Company’s securities.

Assigned ratings as of April 30, 2018 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s Property and Casualty insurance subsidiaries and the Company’s principal Life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of April 30, 2018
S&P	A	(stable)	BBB	(stable)
Moody’s
Horace Mann Life Insurance Company	A3	(positive)	N.A.
HMEC’s Property and Casualty subsidiaries	A3	(positive)	N.A.
HMEC	N.A.		Baa3	(positive)
A.M. Best	A	(stable)	bbb	(stable)
Fitch	A	(stable)	BBB	(stable)
________________
N.A. – Not applicable.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s Property and Casualty segment is located in Business -- Property and Casualty Segment -- Property and Casualty Reinsurance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Information regarding the reinsurance program for the Company’s Life segment is located in Business -- Life Segment of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also Results of Operations -- Net Investment Gains and Losses (Pretax).

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance and investment contract liabilities. See also Results of Operations -- Interest Credited to Policyholders.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Market Value Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Market Value Risk contained in this Quarterly Report on Form 10-Q.

Item 4:   Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of March 31, 2018 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A:  Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The following risk factor is updated to reflect recent developments; however, in general the described risks are comparable to those previously disclosed.

The Department of Labor (DOL) fiduciary rule and standards of conduct proposed by the Securities and Exchange Commission (SEC) and related state activity could have a material adverse effect on our business, financial condition and results of operations.

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

In its original form, the DOL regulation would affect the ways in which financial services representatives can be compensated for sales to participants in ERISA employer-sponsored qualified plans and sales to IRA customers, and impose significant additional legal obligations and disclosure requirements. The DOL regulation could have a material adverse effect on our business and results of operations. While the regulation does not affect non-ERISA employer-sponsored qualified plans, such as public school 403(b) plans, it could have the following impacts, among others:

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

The DOL rule was originally to be effective on April 10, 2017, but under a delay measure, the fiduciary definition went into effect on June 9, 2017, with certain conditions for prohibited transaction exemption relief delayed until July 1, 2019. However, on March 15, 2018, the United States Court of Appeals for the Fifth Circuit released an opinion vacating the fiduciary rule in its entirety, including all related prohibited transaction exemptions.

While the ultimate fate of the DOL fiduciary rule is unclear, the SEC has proposed new or clarified standards of conduct for broker-dealers and investment advisers.  This regulatory activity by the SEC also has the potential to adversely impact our business, financial condition and results of operations.

There is also activity at the state level. The NAIC has proposed amendments to its Suitability in Annuity Transactions model regulation, including incorporation of a requirement that a recommendation be in the consumer's best interest. Nevada passed a fiduciary statute, New York has proposed amendments to its suitability regulation, and other states are considering passing their own "fiduciary rules". In view of the Fifth Circuit decision vacating the DOL fiduciary rule, there may be increased state activity in this arena.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On December 7, 2011, the Company’s Board of Directors (the Board) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the 2011 Plan). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three month period ended March 31, 2018, the Company repurchased shares of HMEC common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

January 1 - 31	—	—	—	$27.8 million
February 1 - 28	161	$37.50	161	$27.8 million
March 1 - 31	—	—	—	$27.8 million
Total	161	$37.50	161	$27.8 million

Item 5:   Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three month period ended March 31, 2018 which has not been filed with the SEC.

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

3.2	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

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

10.1(b)
Second Amendment to the Credit Agreement dated August 14, 2017 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, .incorporated by reference to Exhibit 10.1(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.

10.2*
Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan ("2002 Incentive Compensation Plan"), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

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

10.9*
Form of Severance Agreement between HMEC, Horace Mann Service Corporation ("HMSC") and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 9, 2018	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 9, 2018	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	May 9, 2018	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Vice President, Controller and
Principal Accounting Officer