Form 10-Q
period 2018-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2018-08-08
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes        No   X

As of July 31, 2018, the registrant had 41,014,552 shares of Common Stock, par value $0.001 per share, outstanding.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2018, the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
August 8, 2018

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2018, $7,292,023; 2017, $7,302,950)	$7,475,565	$7,724,075
Equity securities, at fair value (cost 2017, $116,320)	130,780	135,466
Limited partnership interests	273,787	247,266
Short-term and other investments	352,700	245,541
Total investments	8,232,832	8,352,348
Cash	8,247	7,627
Deferred policy acquisition costs	292,608	257,826
Goodwill	47,396	47,396
Other assets	379,266	381,182
Separate Account (variable annuity) assets	2,195,865	2,151,961
Total assets	$11,156,214	$11,198,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,634,169	$5,573,735
Unpaid claims and claim expenses	379,833	347,749
Unearned premiums	260,088	260,539
Total policy liabilities	6,274,090	6,182,023
Other policyholder funds	718,510	724,261
Other liabilities	319,705	341,053
Long-term debt	297,603	297,469
Separate Account (variable annuity) liabilities	2,195,865	2,151,961
Total liabilities	9,805,773	9,696,767
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2018, 65,733,532; 2017, 65,439,245	66	65
Additional paid-in capital	470,652	464,246
Retained earnings	1,248,305	1,231,177
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on securities	125,596	300,177
Net funded status of benefit plans	(13,217)	(13,217)
Treasury stock, at cost, 2018, 24,723,533 shares; 2017, 24,721,372 shares	(480,961)	(480,875)
Total shareholders’ equity	1,350,441	1,501,573
Total liabilities and shareholders’ equity	$11,156,214	$11,198,340

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues
Insurance premiums and contract charges earned	$205,610	$195,718	$408,608	$391,440
Net investment income	97,101	91,994	188,965	182,705
Net investment gains (losses)	735	2,072	(919)	1,830
Other income	2,811	1,652	5,092	2,765

Total revenues	306,257	291,436	601,746	578,740

Benefits, losses and expenses
Benefits, claims and settlement expenses	168,278	165,879	311,840	309,975
Interest credited	51,071	49,348	101,105	98,122
DAC amortization expense	26,586	24,808	53,291	49,694
Operating expenses	50,218	46,228	98,387	94,984
Interest expense	3,291	2,945	6,464	5,901

Total benefits, losses and expenses	299,444	289,208	571,087	558,676

Income before income taxes	6,813	2,228	30,659	20,064
Income tax expense (benefit)	896	(33)	4,587	2,485

Net income	$5,917	$2,261	$26,072	$17,579

Net income per share
Basic	$0.14	$0.05	$0.63	$0.43
Diluted	$0.14	$0.05	$0.63	$0.42

Weighted average number of shares and equivalent shares
Basic	41,600	41,368	41,531	41,268
Diluted	41,735	41,493	41,659	41,416

Net investment gains (losses)
Total other-than-temporary impairment losses on securities	$(1,177)	$(3,564)	$(1,287)	$(1,777)
Portion of losses recognized in other comprehensive income	—	—	—	(4,583)
Net other-than-temporary impairment losses on securities recognized in earnings	(1,177)	(3,564)	(1,287)	(6,360)
Sales and other, net	1,789	5,202	3,992	7,685
Change in fair value - equity securities	(1,156)	—	(6,342)	—
Change in fair value and gains (losses) realized on settlements - derivative instruments	1,279	434	2,718	505
Total	$735	$2,072	$(919)	$1,830

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Comprehensive income
Net income	$5,917	$2,261	$26,072	$17,579
Other comprehensive income, net of tax:
Change in net unrealized investment gains (losses) on securities	(52,444)	45,239	(159,540)	67,772
Change in net funded status of benefit plans	—	—	—	—
Cumulative effect of change in accounting principle	—	—	(15,041)	—
Other comprehensive income (loss)	(52,444)	45,239	(174,581)	67,772
Total	$(46,527)	$47,500	$(148,509)	$85,351

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except per share data)

	Six Months Ended June 30,
	2018	2017

Common stock, $0.001 par value
Beginning balance	$65	$65
Options exercised, 2018, 107,148 shares; 2017, 127,774 shares	—	—
Conversion of common stock units, 2018, 30,368 shares; 2017, 15,981 shares	—	—
Conversion of restricted stock units, 2018, 163,835 shares; 2017, 280,341 shares	1	—
Ending balance	66	65

Additional paid-in capital
Beginning balance	464,246	453,479
Options exercised and conversion of common stock units and restricted stock units	2,259	1,909
Share-based compensation expense	4,147	3,929
Ending balance	470,652	459,317

Retained earnings
Beginning balance	1,231,177	1,155,732
Net income	26,072	17,579
Dividends, 2018, $0.57 per share; 2017, $0.55 per share	(23,985)	(23,041)
Cumulative effect of change in accounting principle	15,041	—
Ending balance	1,248,305	1,150,270

Accumulated other comprehensive income, net of tax:
Beginning balance	286,960	163,921
Change in net unrealized investment gains on securities	(159,540)	67,772
Change in net funded status of benefit plans	—	—
Cumulative effect of change in accounting principle	(15,041)	—
Ending balance	112,379	231,693

Treasury stock, at cost
Beginning balance, 2018, 24,721,372 shares; 2017, 24,672,932 shares	(480,875)	(479,215)
Acquisition of shares, 2018, 2,161 shares; 2017, 0 shares	(86)	—
Ending balance, 2018, 24,723,533 shares; 2017, 24,672,932 shares	(480,961)	(479,215)

Shareholders’ equity at end of period	$1,350,441	$1,362,130

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows - operating activities
Premiums collected	$392,103	$392,715
Policyholder benefits paid	(272,769)	(274,256)
Policy acquisition and other operating expenses paid	(141,620)	(141,913)
Income taxes paid	(7,393)	(8,068)
Investment income collected	184,749	185,546
Interest expense paid	(6,190)	(5,738)
Other	2,429	6,167

Net cash provided by operating activities	151,309	154,453

Cash flows - investing activities
Fixed maturity securities
Purchases	(551,984)	(723,354)
Sales	190,023	229,690
Maturities, paydowns, calls and redemptions	383,090	491,739
Equity securities
Purchases	(6,028)	(24,190)
Sales and repayments	5,783	18,196
Limited partnership interests
Purchases	(33,031)	(45,284)
Sales	9,457	6,699
Change in short-term and other investments, net	(109,711)	(41,528)

Net cash used in investing activities	(112,401)	(88,032)

Cash flows - financing activities
Dividends paid to shareholders	(23,320)	(23,041)
Acquisition of treasury stock	(86)	—
Proceeds from exercise of stock options	2,460	3,130
Withholding tax payments on RSUs tendered	(2,155)	(2,604)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	199,074	234,133
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(218,694)	(200,845)
Transfer of Company 401(k) assets to a third-party provider	—	(77,898)
Life policy accounts
Deposits	3,163	2,240
Withdrawals and surrenders	(2,525)	(2,287)
Change in bank overdrafts	3,795	87

Net cash used in financing activities	(38,288)	(67,085)

Net increase (decrease) in cash	620	(664)

Cash at beginning of period	7,627	16,670

Cash at end of period	$8,247	$16,006
See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018 and 2017
($ in thousands, except per share data and unless noted otherwise)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (HMEC; and together with its subsidiaries, the Company or Horace Mann) have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2018, the consolidated results of operations and comprehensive income for the three and six month periods ended June 30, 2018 and 2017 and the consolidated changes in shareholders’ equity and cash flows for the six month periods ended June 30, 2018 and 2017. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and six month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation.

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

($ in thousands)	June 30, 2018	December 31, 2017

Investment contract reserves	$4,498,302	$4,452,972
Life policy reserves	1,135,867	1,120,763
Total	$5,634,169	$5,573,735

Note 1 - Basis of Presentation (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) represents the accumulated change in shareholders’ equity from transactions and other events and circumstances from non-shareholder sources. For the Company, AOCI includes the after tax change in net unrealized investment gains and losses on securities and the after tax change in net funded status of defined benefit plans for the periods as shown in the Consolidated Statements of Changes in Shareholders’ Equity. The following tables reconcile these components.

($ in thousands)	Net Unrealized Investment Gains and Losses on Securities (1)(2)	Defined Benefit Plans (1)	Total (1)

Beginning balance, April 1, 2018	$178,040	$(13,217)	$164,823
Other comprehensive income (loss) before reclassifications	(52,873)	—	(52,873)
Amounts reclassified from accumulated other comprehensive income (loss)	429	—	429
Cumulative effect of change in accounting principle (3)	—	—	—
Net current period other comprehensive income (loss)	(52,444)	—	(52,444)
Ending balance, June 30, 2018	$125,596	$(13,217)	$112,379

Beginning balance, January 1, 2018	$300,177	$(13,217)	$286,960
Other comprehensive income (loss) before reclassifications	(162,412)	—	(162,412)
Amounts reclassified from accumulated other comprehensive income (loss)	2,872	—	2,872
Cumulative effect of change in accounting principle (3)	(15,041)	—	(15,041)
Net current period other comprehensive income (loss)	(174,581)	—	(174,581)
Ending balance, June 30, 2018	$125,596	$(13,217)	$112,379
________________

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $(544) thousand and $(3,636) thousand, are included in Net investment gains (losses) and the related income tax expenses, $(115) thousand and $(764) thousand, are included in Income tax expense in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2018, respectively.

(3)	The Company adopted guidance on January 1, 2018 that resulted in reclassifying $15,041 thousand of after tax net unrealized gains on equity securities from AOCI to Retained earnings.

($ in thousands)	Net Unrealized Investment Gains and Losses on Securities (1)(2)	Defined Benefit Plans (1)	Total (1)

Beginning balance, April 1, 2017	$198,271	$(11,817)	$186,454
Other comprehensive income (loss) before reclassifications	46,303	—	46,303
Amounts reclassified from accumulated other comprehensive income (loss)	(1,064)	—	(1,064)
Net current period other comprehensive income	45,239	—	45,239
Ending balance, June 30, 2017	$243,510	$(11,817)	$231,693

Beginning balance, January 1, 2017	$175,738	$(11,817)	$163,921
Other comprehensive income (loss) before reclassifications	68,633	—	68,633
Amounts reclassified from accumulated other comprehensive income (loss)	(861)	—	(861)
Net current period other comprehensive income	67,772	—	67,772
Ending balance, June 30, 2017	$243,510	$(11,817)	$231,693
________________

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $1,638 thousand and $1,325 thousand, are included in Net investment gains (losses) and the related income tax expenses, $574 thousand and $464 thousand, are included in Income tax expense (benefit) in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2017, respectively.

Note 1 - Basis of Presentation (Continued)

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in Note 2 -- Investments -- Net Unrealized Investment Gains and Losses on Securities.

Adopted Accounting Standards

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance to provide a single comprehensive model in accounting for revenue arising from contracts with customers. The guidance applies to all contracts with customers; however, certain insurance contracts are specifically excluded from this updated guidance. The Company adopted the guidance on January 1, 2018, using the modified retrospective transition method. The guidance did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.

Recognition and Measurement of Financial Assets and Liabilities
In January 2016, the FASB issued accounting guidance to improve certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Among other things, the guidance revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The Company adopted the guidance on January 1, 2018 using the modified retrospective approach that resulted in reclassifying $15,041 thousand of after tax net unrealized gains on equity securities from AOCI to Retained earnings. The Company's Consolidated Statements of Operations were impacted as changes in fair value of equity securities are now being reported in Net investment gains and losses instead of reported in other comprehensive income (loss) (OCI).
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

Note 1 - Basis of Presentation (Continued)

Pending Accounting Standards

Accounting for Leases
In February 2016, the FASB issued accounting and disclosure guidance to improve financial reporting and comparability among organizations about leasing transactions. Under the new guidance, for leases with lease terms of more than 12 months, a lessee will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases. Consistent with current accounting guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or an operating lease. However, while current guidance requires only capital leases to be recognized on the balance sheet, the new guidance will require both operating and capital leases to be recognized on the balance sheet. This new guidance is effective for annual reporting periods beginning December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. The Company will adopt this new guidance on January 1, 2019, and the Company expects to use the optional transition method, which allows the Company to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e., comparative periods presented in the consolidated financial statements will continue to be in conformity with current GAAP). While the Company is in the process of evaluating the impact of the guidance, it does not expect the guidance to have a material impact on its consolidated financial statements, except for recognizing lease assets and lease liabilities for its operating leases. The Company's lease obligations under various non-cancellable operating lease agreements amounted to approximately $8,416 thousand at June 30, 2018.
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

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter index call option contracts) to economically hedge risk associated with its fixed indexed annuity (FIA) and indexed universal life (IUL) products’ contingent liabilities. The Company’s FIA and IUL products include embedded derivative features that are discussed in Note 1 -- Summary of Significant Accounting Policies -- Investment Contract and Life Policy Reserves -- Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s investment or insurance products during the six month periods ended June 30, 2018 and 2017.

Fixed Maturity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities. The amortized cost, net unrealized investment gains and losses and fair values of all fixed maturity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost/Cost	Unrealized Investment Gains	Unrealized Investment Losses	Fair Value
June 30, 2018 (1)
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$704,330	$19,586	$16,592	$707,324
Other, including U.S. Treasury securities	790,687	15,444	23,908	782,223
Municipal bonds	1,696,693	141,937	11,119	1,827,511
Foreign government bonds	92,872	3,217	584	95,505
Corporate bonds	2,342,531	82,113	26,920	2,397,724
Other mortgage-backed securities	1,664,910	15,663	15,295	1,665,278
Totals	$7,292,023	$277,960	$94,418	$7,475,565

December 31, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$669,297	$30,460	$3,032	$696,725
Other, including U.S. Treasury securities	714,613	26,311	5,516	735,408
Municipal bonds	1,711,581	184,107	2,435	1,893,253
Foreign government bonds	96,780	5,958	—	102,738
Corporate bonds	2,409,426	173,862	4,334	2,578,954
Other mortgage-backed securities	1,701,253	22,935	7,191	1,716,997
Totals	$7,302,950	$443,633	$22,508	$7,724,075

Equity securities (3)	$116,320	$19,425	$279	$135,466
________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and are excluded from the table above as of June 30, 2018.

(2)
Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $384,676 thousand and $361,955 thousand; Federal Home Loan Mortgage Corporation (FHLMC) of $395,043 thousand and $400,001 thousand; and Government National Mortgage Association (GNMA) of $97,103 thousand and $104,168 thousand as of June 30, 2018 and December 31, 2017, respectively.

(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments (Continued)

The following table presents the fair value and gross unrealized losses of securities in an unrealized loss position at June 30, 2018 and December 31, 2017, respectively. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2018 -- which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. Therefore, it was determined that the unrealized losses on the securities presented in the table below were not other than temporarily impaired as of June 30, 2018.

($ in thousands)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018 (1)
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$354,474	$12,787	$40,302	$3,805	$394,776	$16,592
Other	413,744	14,379	120,081	9,529	533,825	23,908
Municipal bonds	269,872	6,713	75,715	4,406	345,587	11,119
Foreign government bonds	19,912	584	—	—	19,912	584
Corporate bonds	833,370	23,370	36,587	3,550	869,957	26,920
Other mortgage-backed securities	888,965	10,400	158,524	4,895	1,047,489	15,295
Total	$2,780,337	$68,233	$431,209	$26,185	$3,211,546	$94,418

Number of positions with a gross unrealized loss	1,091		160		1,251
Fair value as a percentage of total fixed maturity securities fair value	36.6%		5.7%		42.3%

December 31, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$134,032	$1,053	$40,606	$1,979	$174,638	$3,032
Other	168,634	1,849	122,753	3,667	291,387	5,516
Municipal bonds	29,437	100	79,140	2,335	108,577	2,435
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	115,113	2,701	36,081	1,633	151,194	4,334
Other mortgage-backed securities	457,166	2,791	168,972	4,400	626,138	7,191
Total fixed maturity securities	904,382	8,494	447,552	14,014	1,351,934	22,508
Equity securities (2)	6,027	249	1,277	30	7,304	279
Combined totals	$910,409	$8,743	$448,829	$14,044	$1,359,238	$22,787

Number of positions with a gross unrealized loss	354		158		512
Fair value as a percentage of total fixed maturity and equity securities fair value	11.6%		5.7%		17.3%
________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and are excluded from the table above as of June 30, 2018.

(2)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments (Continued)

Fixed maturity securities with an investment grade rating represented 96.6% of the gross unrealized losses as of June 30, 2018. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of other-than-temporary impairment (OTTI) losses on fixed maturity securities held as of June 30, 2018 and 2017 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of OTTI losses were recognized in OCI:

($ in thousands)	Six Months Ended June 30,
	2018	2017
Cumulative credit loss (1)
Beginning of period	$3,825	$13,703
New credit losses	—	—
Increases to previously recognized credit losses	246	1,910
Gains (losses) related to securities sold or paid down during the period	—	(2)
End of period	$4,071	$15,611
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

($ in thousands)	Percent of Total Fair Value		June 30, 2018
	June 30, 2018	December 31, 2017	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	4.2%	3.2%	$312,584	$308,703
Due after 1 year through 5 years	24.5	26.7	1,829,489	1,794,597
Due after 5 years through 10 years	32.4	32.6	2,423,204	2,405,751
Due after 10 years through 20 years	25.2	24.2	1,885,539	1,828,415
Due after 20 years	13.7	13.3	1,024,749	954,557
Total	100.0%	100.0%	$7,475,565	$7,292,023

Average option-adjusted duration, in years	6.0	5.9

Note 2 - Investments (Continued)

Sales of Fixed Maturity and Equity Securities

Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed maturity securities
Proceeds received	$100,129	$118,818	$190,023	$229,690
Gross gains realized	2,352	4,080	4,022	6,569
Gross losses realized	(1,584)	(496)	(1,637)	(1,377)

Equity securities
Proceeds received	$3,735	$11,507	$5,783	$16,996
Gross gains realized	977	1,702	1,593	2,750
Gross losses realized	(147)	(236)	(181)	(428)

Net Investment Gains (Losses)

The following table reconciles the net investment gains and losses (pretax) by transaction type:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018		2017

Impairment write-downs	$—	$—	$—		$(1,777)
Change in intent write-downs	(1,177)	(3,564)	(1,287)		(4,583)
Net OTTI losses recognized in earnings	(1,177)	(3,564)	(1,287)	—	(6,360)
Sales and other, net	1,789	5,202	3,992		7,685
Change in fair value - equity securities (1)	(1,156)	—	(6,342)		—
Change in fair value and gains (losses) realized on settlements - derivative instruments	1,279	434	2,718		505
Net investment gains (losses)	$735	$2,072	$(919)	—	$1,830
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

Net Unrealized Investment Gains and Losses on Securities

The following table reconciles the net unrealized investment gains and losses, net of tax, included in AOCI, before the impact of deferred policy acquisition costs (DAC):

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net unrealized investment gains and losses on securities, net of tax
Beginning of period	$206,293	$228,337	$286,176	$202,941
Change in net unrealized investment gains	(61,724)	54,193	(129,009)	79,386
Reclassification of net investment (gains) losses to net income	429	(1,065)	2,872	(862)
Reclassification of unrealized gains on equity securities, net of tax, to Retained earnings (1)	—	—	(15,041)	—
End of period	$144,998	$281,465	$144,998	$281,465

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

The following table presents the instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the	Net Amounts of Assets/ Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2018
Asset derivatives:
Free-standing derivatives	$9,376	$—	$9,376	$—	$10,484	$(1,108)

December 31, 2017
Asset derivatives:
Free-standing derivatives	$15,550	$—	$15,550	$—	$15,584	$(34)

Deposits

At June 30, 2018 and December 31, 2017, fixed maturity securities with a fair value of $17,782 thousand and $17,985 thousand, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at June 30, 2018 and December 31, 2017, fixed maturity securities with a fair value of $625,165 thousand and $686,790 thousand, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $625,000 thousand at both of the respective dates. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

Note 3 - Fair Value of Financial Instruments (Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At June 30, 2018, Level 3 invested assets comprised 3.3% of the Company’s total investment portfolio at fair value.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1		Level 2		Level 3
June 30, 2018
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$707,324	$707,324	$—		$703,543		$3,781
Other, including U.S. Treasury securities	782,223	782,223	13,201		769,022		—
Municipal bonds	1,827,511	1,827,511	—		1,777,590		49,921
Foreign government bonds	95,505	95,505	—		95,505		—
Corporate bonds	2,397,724	2,397,724	13,397		2,291,664		92,663
Other mortgage-backed securities	1,665,278	1,665,278	—		1,539,998		125,280
Total fixed maturity securities	7,475,565	7,475,565	26,598		7,177,322		271,645
Equity securities	130,780	130,780	80,236	—	50,538	—	6
Short-term investments	176,497	176,497	176,497		—		—
Other investments	21,876	21,876	—		21,876		—
Totals	$7,804,718	$7,804,718	$283,331		$7,249,736		$271,651
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$486	$486	$—		$486		$—
Other policyholder funds, embedded derivatives	77,788	77,788	—		—		77,788

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

Note 3 - Fair Value of Financial Instruments (Continued)

During the six month period ended June 30, 2018, there were no transfers between Level 1 and Level 2. During the six month period ended June 30, 2017, an equity security was transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for this asset. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

($ in thousands)	Financial Assets							Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total

Beginning balance, April, 1, 2018	$49,748	$78,780	$115,334	$243,862	$6	$—	$243,868	$78,486
Transfers into Level 3 (3)	—	29,709	18,322	48,031	—	—	48,031	—
Transfers out of Level 3 (3)	—	(11,279)	(4,230)	(15,509)	—	—	(15,509)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	(246)	—	(246)	—	—	(246)	—
Net (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	(1,291)
Net unrealized investment gains (losses) included in OCI	397	(700)	1,659	1,356	—	—	1,356	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	2,107
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(224)	(3,601)	(2,024)	(5,849)	—	—	(5,849)	(1,514)
Ending balance, June 30, 2018	$49,921	$92,663	$129,061	$271,645	$6	$—	$271,651	$77,788

Beginning balance, January 1, 2018	$49,328	$72,979	$107,944	$230,251	$6	$—	$230,257	$80,733
Transfers into Level 3 (3)	—	40,487	33,144	73,631	—	—	73,631	—
Transfers out of Level 3 (3)	—	(11,279)	(4,230)	(15,509)	—	—	(15,509)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	(246)	—	(246)	3	—	(243)	—
Net (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	(3,513)
Net unrealized investment gains (losses) included in OCI	840	(1,587)	637	(110)	—	—	(110)	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	3,439
Sales	—	—	—	—	(3)	—	(3)	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(247)	(7,691)	(8,434)	(16,372)	—	—	(16,372)	(2,871)
Ending balance, June 30, 2018	$49,921	$92,663	$129,061	$271,645	$6	$—	$271,651	$77,788
________________

(1)	Represents embedded derivatives, all related to FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three and six month periods ended June 30, 2018 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Note 3 - Fair Value of Financial Instruments (Continued)

($ in thousands)	Financial Assets							Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total

Beginning balance, April 1, 2017	$53,462	$82,495	$112,794	$248,751	$6	$—	$248,757	$64,261
Transfers into Level 3 (3)	—	2,001	9,482	11,483	—	—	11,483	—
Transfers out of Level 3 (3)	(5,557)	(5,853)	—	(11,410)	—	—	(11,410)	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	—	(1,714)	(1,714)	—	—	(1,714)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	1,238
Net unrealized investment gains (losses) included in other comprehensive income	1,287	359	3,093	4,739	—	—	4,739	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	3,397
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(69)	(1,950)	(3,331)	(5,350)	—	—	(5,350)	(901)
Ending balance, June 30, 2017	$49,123	$77,052	$120,324	$246,499	$6	$—	$246,505	$67,995

Beginning balance, January 1, 2017	$46,497	$60,191	$104,659	$211,347	$6	$751	$212,104	$59,393
Transfers into Level 3 (3)	5,214	31,919	24,521	61,654	—	—	61,654	—
Transfers out of Level 3 (3)	(5,557)	(11,963)	—	(17,520)	—	(751)	(18,271)	—
Total gains or losses
Net realized investment gains (losses) included in net income related to financial assets	—	—	(1,714)	(1,714)	—	—	(1,714)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	3,546
Net unrealized investment gains (losses) included in other comprehensive income	3,158	455	2,322	5,935	—	—	5,935	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	6,786
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(189)	(3,550)	(9,464)	(13,203)	—	—	(13,203)	(1,730)
Ending balance, June 30, 2017	$49,123	$77,052	$120,324	$246,499	$6	$—	$246,505	$67,995
________________

(1)	Represents embedded derivatives, all related to FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three and six month periods ended June 30, 2017 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the six month period ended June 30, 2018, the Company realized a net loss of $243 thousand on two Level 3 securities. For the six month period ended June 30, 2017, the Company impaired two Level 3 securities for a $1,714 thousand realized loss. For the three and six month periods ended June 30, 2018, net investment gains of $1,291 thousand and $3,513 thousand, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three and six months ended June 30, 2017, the respective loss amounts were $1,238 thousand and $3,546 thousand.

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

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2018
Financial Assets
Investments
Other investments	$154,327	$159,019	$—	$—	$159,019
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,498,302	4,399,614	—	—	4,399,614
Investment contract and life policy reserves, account values on life contracts	84,163	89,761	—	—	89,761
Other policyholder funds	640,722	640,722	—	575,928	64,794
Long-term debt	297,603	302,695	—	302,695	—

December 31, 2017
Financial Assets
Investments
Other investments	$154,898	$159,575	$—	$—	$159,575
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,452,972	4,366,334	—	—	4,366,334
Investment contract and life policy reserves, account values on life contracts	82,911	88,620	—	—	88,620
Other policyholder funds	643,528	643,528	—	575,622	67,906
Long-term debt	297,469	311,315	—	311,315	—

Note 4 - Derivative Instruments

The Company offers FIA products, which are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index. The Company also offers IUL products which credit interest based on a percentage of the gain in a specified market index. When deposits are received for FIA and IUL contracts, a portion is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to FIA and IUL policyholders. For the Company, substantially all of such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with changes in fair value included in Net investment gains (losses), a component of Revenues, in the Consolidated Statements of Operations.

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

($ in thousands)	June 30, 2018	December 31, 2017
Assets
Derivative instruments, included in Short-term and other investments	$9,376	$15,550

Liabilities
FIA - embedded derivatives, included in Other policyholder funds	$77,788	$80,733
IUL - embedded derivatives, included in Investment contract and life policy reserves	486	594

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Change in fair value of derivatives (1):
Revenues
Net investment gains (losses)	$(2)	$1,729	$(851)	$4,166

Change in fair value of embedded derivatives:
Revenues
Net investment gains (losses)	$1,281	$(1,295)	$3,569	$(3,661)
________________

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

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

The notional amount and fair value of call options by counterparty and each counterparty’s long-term credit ratings were as follows:

($ in thousands)	June 30, 2018				December 31, 2017
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value

Bank of America, N.A.	A+	Aa3	$105,100	$5,195	$85,100	$6,320
Barclays Bank PLC	A	A2	39,100	783	48,900	1,828
Citigroup Inc.	BBB+		—	—	—	—
Credit Suisse International	A	A1	11,000	324	21,100	1,444
Societe Generale	A		103,400	3,074	91,700	5,958

Total			$258,600	$9,376	$246,800	$15,550

As of June 30, 2018 and December 31, 2017, the Company held $10,484 thousand and $15,584 thousand, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 thousand per counterparty.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Property and Casualty
Beginning gross reserves (1)	$331,255	$316,173	$319,182	$307,757
Less: reinsurance recoverables	62,917	61,804	57,409	61,199
Net reserves, beginning of period (2)	268,338	254,369	261,773	246,558
Incurred claims and claim expenses:
Claims occurring in the current period	147,005	148,348	267,993	271,552
Decrease in estimated reserves for claims occurring in prior periods (3)	—	(600)	(300)	(1,600)
Total claims and claim expenses incurred (4)	147,005	147,748	267,693	269,952
Claims and claim expense payments for claims occurring during:
Current period	80,403	95,645	127,451	148,025
Prior periods	45,006	35,538	112,081	97,551
Total claims and claim expense payments	125,409	131,183	239,532	245,576
Net reserves, end of period (2)	289,934	270,934	289,934	270,934
Plus: reinsurance recoverables	62,883	58,897	62,883	58,897
Ending gross reserves (1)	$352,817	$329,831	$352,817	$329,831
________________

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Life and Retirement of $27,016 thousand and $22,682 thousand as of June 30, 2018 and 2017, respectively, in addition to Property and Casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Life and Retirement of $21,273 thousand and $44,147 thousand for the three and six month periods ended June 30, 2018, respectively, in addition to Property and Casualty amounts. Benefits, claims and settlement expenses for Life and Retirement were $18,131 thousand and $40,023 thousand for the three and six month periods ended June 30, 2017, respectively

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $300 thousand and $1,600 thousand for the six month periods ended June 30, 2018 and 2017, respectively. The favorable development for both of the six month periods ended June 30, 2018 and 2017 was predominantly the result of favorable severity trends in homeowners loss emergence for accident years 2016 and prior.

Note 6 - Debt

Indebtedness outstanding was as follows:

($ in thousands)	June 30, 2018	December 31, 2017
Short-term debt:
Bank Credit Facility, expires June 27, 2023	$—	$—

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250,000 thousand less unaccrued discount of $518 and $547 thousand (4.5% imputed rate) and unamortized debt issuance costs of $1,879 thousand and $1,984 thousand	247,603	247,469
Federal Home Loan Bank borrowing	50,000	50,000
Total	$297,603	$297,469

Note 6 - Debt (Continued)

The Credit Agreement with certain financial institutions (Bank Credit Facility), 4.50% Senior Notes due 2025 (Senior Notes due 2025) and FHLB borrowing are described in Notes to Consolidated Financial Statements -- Note 7 -- Debt of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Credit Agreement with Financial Institutions (Bank Credit Facility)

Effective June 27, 2018, the Bank Credit Facility was amended and restated to extend the commitment termination date to June 27, 2023 from the previous termination date of July 30, 2019. The interest rate spread relative to Eurodollar base rates and the financial covenants within the agreement were not changed. The Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, and provides for unsecured borrowings of up to $150 million. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at June 30, 2018. HMEC had no balance outstanding under its Bank Credit Facility at June 30, 2018.

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

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended June 30, 2018
Premiums written and contract deposits (1)	$305,864	$5,483	$1,341	$301,722
Premiums and contract charges earned	209,892	5,505	1,223	205,610
Benefits, claims and settlement expenses	170,459	3,330	1,149	168,278

Three months ended June 30, 2017
Premiums written and contract deposits (1)	$316,123	$5,643	$1,134	$311,614
Premiums and contract charges earned	200,351	5,665	1,032	195,718
Benefits, claims and settlement expenses	168,218	3,185	846	165,879

Six months ended June 30, 2018
Premiums written and contract deposits (1)	$594,680	$10,997	$2,047	$585,730
Premiums and contract charges earned	417,629	11,033	2,012	408,608
Benefits, claims and settlement expenses	322,427	12,344	1,757	311,840

Six months ended June 30, 2017
Premiums written and contract deposits (1)	$617,635	$11,153	$1,864	$608,346
Premiums and contract charges earned	400,806	11,199	1,833	391,440
Benefits, claims and settlement expenses	315,489	7,068	1,554	309,975

________________

(1)
This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

Note 8 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $166,740 thousand and $106,381 thousand at June 30, 2018 and December 31, 2017, respectively.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Insurance premiums and contract charges earned
Property and Casualty	$167,333	$160,460	$332,791	$318,778
Retirement	7,825	6,759	15,893	13,360
Life	30,452	28,499	59,924	59,302
Total	$205,610	$195,718	$408,608	$391,440

Net investment income
Property and Casualty	$10,300	$8,113	$19,816	$17,290
Retirement	67,787	65,139	131,956	128,581
Life	19,166	18,928	37,506	37,216
Corporate and Other	42	18	78	30
Intersegment eliminations	(194)	(204)	(391)	(412)
Total	$97,101	$91,994	$188,965	$182,705

Net income (loss)
Property and Casualty	$(10,896)	$(13,956)	$(1,174)	$(11,221)
Retirement	14,141	11,800	25,562	23,330
Life	5,879	5,610	9,666	9,495
Corporate and Other	(3,207)	(1,193)	(7,982)	(4,025)
Total	$5,917	$2,261	$26,072	$17,579

($ in thousands)	June 30, 2018	December 31, 2017
Assets
Property and Casualty	$1,227,650	$1,217,394
Retirement	8,033,572	8,063,912
Life	1,786,525	1,815,732
Corporate and Other	141,615	143,784
Intersegment eliminations	(33,148)	(42,482)
Total	$11,156,214	$11,198,340

Note 10 - Income Taxes

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted by the U.S. government. The Tax Act is generally effective January 1, 2018, and among other changes, reduced the federal corporate income tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax, modified numerous insurance-specific provisions, and further limited deductions for executive compensation. The Tax Act reduced the Company’s effective tax rate by 9.2% for the six month period ended June 30, 2018. The Company recorded provisional amounts in its December 31, 2017 and June 30, 2018 Consolidated Financial Statements related to partnership investments and discounted loss reserves. Reasonable estimates of the tax impacts of these provisional items were reflected in the Company’s results of operations; however, as of June 30, 2018, the Company has not yet completed its accounting for these provisional items. For partnership investments, the Company is waiting to receive schedules K-1, and for discounted loss reserves, the Company is waiting on guidance from the U.S. Treasury. Adjustments to the provisional amounts will impact the Company’s consolidated results of operations and must be reflected no later than in the Company’s December 31, 2018 Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked by an asterisk (*) when such measures are first introduced. An explanation of these measures is contained in the Glossary of Selected Terms included as an exhibit to this Quarterly Report on Form 10-Q.

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

Executive Summary

Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty insurance, annuities and life insurance in the United States of America. The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.

For the three month period ended June 30, 2018, the Company’s net income of $5.9 million increased $3.6 million compared to the prior year period primarily as a result of a lower level of catastrophe losses and the impact of the lower federal income tax rate on Retirement and Life earnings. After tax net investment gains were $0.6 million compared to net investment gains of $1.5 million in the prior year period.

For the three month period ended June 30, 2018, Property and Casualty recorded a net loss of $10.9 million reflecting a significant level of catastrophe and non-catastrophe weather-related losses. The Property and Casualty net loss was $3.0 million lower than the $13.9 million net loss recorded in the prior year period. The Property and Casualty combined ratio of 114.7% improved 3.8 points compared to the prior year period. These improvements were primarily due to 1.1 points of improvement in the underlying auto loss ratio* as a result of an increase in earned premium due to rate actions combined with continued stabilization in auto loss trends, as well as a lower level of auto and property catastrophe losses that were $26.8 million pretax in the current quarter compared to $32.4 million pretax in the prior year period.

On a reported basis, the current quarter auto combined ratio of 108.9% improved 1.7 points due to the improvement in the underlying loss ratio and lower catastrophe losses, partially offset by a 0.5 point increase in the expense ratio. The property combined ratio of 127.1% improved 7.5 points as compared to the prior year period. The underlying property loss ratio* was 57.1% in the current quarter, which reflected an increase of 1.1 points compared to the prior year period, in part due to an elevated level of non-catastrophe weather-related losses.

For the three month period ended June 30, 2018, total Property and Casualty written premiums* of $173.0 million increased 3.0% compared to the prior year period. The growth was driven primarily by rate actions which resulted in an increase in the average premium per policy for both auto and property.

For the three month period ended June 30, 2018, Retirement net income of $14.1 million increased 19.5% compared to the prior year period and benefited from higher net investment income, an increase in fee-based product income and the lower federal income tax rate partially offset by an increase in operating expenses.

For the three month period ended June 30, 2018, the total level of Retirement sales deposits* decreased 5.0% compared to the prior year period, reflecting a decrease in traditional annuity products partially offset by an increase in asset flows related to fee-based mutual fund offerings. For the second quarter of 2018, annuity deposits of $100.2 million decreased 14.2% compared to the prior year period. The decline in annuity deposits was related to lower sales of single premium annuity products in the current quarter. Sales deposit activity related to the Retirement Advantage® mutual fund products, as well as other mutual fund offerings, were strong with $18.6 million in the current quarter compared to $10.0 million in the prior year period.

For the three month period ended June 30, 2018, Life net income of $5.9 million increased 5.4% compared to the prior year period, primarily due to the lower federal income tax rate. Life sales* of $5.5 million for the current quarter increased 48.6% compared to the prior year period due to an increase in recurring and single premium sales.

For the six month period ended June 30, 2018, the Company’s net income of $26.1 million increased $8.5 million compared to the prior year period primarily as a result of improved Property and Casualty results and the impact of the lower federal income tax rate on Retirement and Life earnings. After tax net investment losses were $0.7 million compared to net investment gains of $1.4 million in the prior year period.

For the six month period ended June 30, 2018, Property and Casualty recorded a net loss of $1.2 million that was $10.0 million lower than the $11.2 million net loss recorded in the prior year period. The Property and Casualty combined ratio of 106.8% improved 5.2 points compared to the prior year period. These improvements were primarily due to a decreased underlying auto combined ratio*, reflecting the impact of rate actions and continued profitability initiatives, as well as a lower level of auto and property catastrophe losses that were $36.6 million pretax in the current period compared to $49.6 million pretax in the prior year period.

On a reported basis, the auto combined ratio of 105.4% improved 3.3 points and the property combined ratio of 110.2% improved 8.4 points as compared to the prior year period. The underlying auto loss ratio of 77.1% improved 1.1 points compared to the prior year period as a result of an increase in earned premium due to rate actions combined with continued stabilization in auto loss trends. The auto expense ratio improved 1.2% points. The underlying property loss ratio was 53.3% in the current period, which reflected an increase of 2.0 points compared to the prior year period due to an elevated level of non-catastrophe weather-related losses.

Prior years' reserves continue to develop favorably; however, the $0.3 million pretax of favorable development in the six month period ended June 30, 2018 was less than the $1.6 million pretax of favorable development in the prior year period.

For the six month period ended June 30, 2018, total Property and Casualty written premiums of $332.4 million increased 3.6% compared to the prior year period. The growth was driven primarily by rate actions which resulted in an increase in the average premium per policy for both auto and property. Policy retention continues to be stable with auto and property policy retention rates for the current quarter at 82.6% and 88.0%, respectively.

For the six month period ended June 30, 2018, Retirement net income of $25.5 million was 9.4% higher than the prior year period and benefited from higher net investment income, an increase in fee-based product income and the lower federal income tax rate partially offset by an increase in operating expenses.

The annualized net interest spread on fixed annuity assets under management for the first half of 2018 was 181 basis points, an increase of 11 basis points compared to March 31, 2018, which was primarily due to an elevated level of prepayments. Retirement assets under management of $6.9 billion increased 6.3% compared to a year ago, and total cash value persistency remained strong at 94.6% for variable annuities and 94.4% for fixed annuities.

For the six month period ended June 30, 2018, the total level of Retirement sales deposits decreased 4.8% compared to the prior year period, reflecting a decrease in traditional annuity products partially offset by an increase in asset flows related to fee-based mutual fund offerings. For the first half of 2018, annuity deposits of $199.0 million decreased 15.0% compared to the prior year period. The decline in annuity deposits was related to lower sales of single premium annuity products in the current period. Sales deposit activity related to the Retirement Advantage® mutual fund products, as well as other mutual fund offerings, were strong with $32.7 million in the current period compared to $15.3 million in the prior year period.

For the six month period ended June 30, 2018, Life net income of $9.7 million increased $0.2 million compared to the prior year period, primarily due to the lower federal income tax rate. Life sales of $9.8 million for the current period increased 16.7% compared to the prior year period due to an increase in recurring and single premium sales. Life persistency of 95.1% was comparable to 12 months earlier.

The Company’s book value per share was $32.93 at June 30, 2018, a decrease of 10.7% and 1.7% compared to December 31, 2017 and a year ago, respectively, due to the impact of higher interest rates and wider credit spreads on net unrealized investment gains.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Company's management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders' equity, net income and cash flows. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's consolidated financial statements, which include related disclosures. For the Company, areas most subject to significant management judgments include: fair value measurements, other-than-temporary impairment (OTTI) of investments, goodwill, deferred policy acquisition costs (DAC) for investment contracts and life insurance products with account values, liabilities for Property and Casualty claims and claim expenses and liabilities for future policy benefits.

Compared to December 31, 2017, at June 30, 2018, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, discussion of accounting policies, including certain sensitivity information, was presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

($ in millions)	Three Months Ended June 30,		Change From Prior Year		Six Months Ended June 30,		Change From Prior Year
	2018	2017	Percent	Amount	2018	2017	Percent	Amount
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property and Casualty	$173.0	$167.9	3.0%	$5.1	$332.4	$320.8	3.6%	$11.6
Retirement	100.2	116.8	-14.2%	(16.6)	199.0	234.1	-15.0%	(35.1)
Life	28.5	26.9	5.9%	1.6	54.3	53.4	1.7%	0.9
Total	$301.7	$311.6	-3.2%	$(9.9)	$585.7	$608.3	-3.7%	$(22.6)

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property and Casualty	$167.3	$160.5	4.2%	$6.8	$332.8	$318.8	4.4%	$14.0
Retirement	7.9	6.8	16.2%	1.1	15.9	13.4	18.7%	2.5
Life	30.4	28.5	6.7%	1.9	59.9	59.3	1.0%	0.6
Total	$205.6	$195.8	5.0%	$9.8	$408.6	$391.5	4.4%	$17.1

Number of Policies and Contracts in Force
(actual counts)

	June 30, 2018	December 31, 2017	June 30, 2017
Property and Casualty
Automobile	470,442	478,951	483,819
Property and other liability	214,740	216,306	218,132
Total	685,182	695,257	701,951
Retirement	223,812	223,287	221,021
Life	197,853	197,889	197,171

For the three month period ended June 30, 2018, the Company’s premiums written and contract deposits* of $301.7 million decreased $9.9 million, or 3.2%, compared to the prior year period primarily as a result of a decline in annuity deposits due to lower sales of single premium annuity products. The Company’s premiums and contract charges earned increased $9.8 million, or 5.0%, compared to the prior year period, primarily due to increases in average premium per policy for both property and automobile.

Total Property and Casualty premiums written increased 3.6%, or $11.6 million, in the first six months of 2018, compared to the prior year period, primarily due to increases in average written premium per policy for both property and automobile. Average approved rate changes during the first six months of 2018 were 10.9% for automobile and 3.9% for property.

Based on policies in force, the current year automobile 12 month retention rate for new and renewal policies was 82.6% compared to 82.9% at June 30, 2017, with the decrease due to recent rate and underwriting actions. The current year property 12 month retention rate for new and renewal policies was 88.0% at June 30, 2018 compared to 87.4% at June 30, 2017.

Automobile premiums written* increased 4.0%, or $8.8 million, compared to the first six months of 2017. In the first six months of 2018, the average written premium per policy and average earned premium per policy increased approximately 7.0% and 6.5%, respectively, compared to the prior year period. The number of educator policies represented approximately 85.4% of the automobile policies in force at June 30, 2018, 85.2% at December 31, 2017 and 85.0% at June 30, 2017.

Property premiums written* increased 2.8%, or $2.8 million, compared to the first six months of 2017. While the number of property policies in force has declined, the average written premium per policy and average earned premium per policy increased approximately 3.3% and 2.3%, respectively, in the first six months of 2018 compared to the prior year period. The number of educator policies represented approximately 82.4% of the property policies in force at June 30, 2018, 82.3% at December 31, 2017 and 82.2% at June 30, 2017. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

The Company continues to evaluate and implement actions to further mitigate its risk exposure in catastrophe-prone areas. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

For the six month period ended June 30, 2018, total annuity deposits decreased 15.0%, or $35.1 million, compared to the prior year period. New deposits to fixed accounts of $101.5 million decreased 30.0%, or $43.5 million, and new deposits to variable accounts of $97.5 million increased 9.4%, or $8.4 million, compared to the prior year period.

Total Retirement assets under management, including fee based mutual fund products, increased 6.3% for the six month period ended June 30, 2018 as compared to the prior year period. Annuity accumulated value on deposit of $6.9 billion at June 30, 2018 increased 5.4% compared to a year earlier, reflecting the increase from new deposits received, market appreciation as well as favorable retention. Accumulated value retention for the variable annuity option was 94.6% and 94.9% for the 12 month periods ended June 30, 2018 and 2017, respectively; fixed annuity retention was 94.4%, comparable to the prior year period.

Variable annuity accumulated balances of $2.2 billion at June 30, 2018 increased 11.1% compared to June 30, 2017, as positive impacts of deposits and favorable financial market performance and retention offset withdrawals and net transfers to the guaranteed interest rate fixed account option. Fixed annuity accumulated balances of $4.7 billion at June 30, 2018 increased 2.9% compared to June 30, 2017 reflecting new deposits, interest credited and net transfers from the variable annuity accounts. Compared to the six month period ended June 30, 2017, Retirement contract charges earned increased 18.7%, or $2.5 million.

Life premiums and contract deposits* for the six month period ended June 30, 2018 increased 1.7%, or $0.9 million, compared to the prior year period. The ordinary life insurance in force lapse ratio was 4.9% for the 12 months ended June 30, 2018 compared to 4.7% for the 12 month period ended June 30, 2017.

Sales*

For the first six months of 2018, Property and Casualty new annualized sales premiums decreased 4.0% compared to the first six months of 2017, as 5.4%, or $2.5 million, decline in new automobile sales was accompanied by growth in property sales of 3.4%, or $0.3 million, compared to the prior year period.

For the six month period ended June 30, 2018, the total level of Retirement sales deposits* decreased 4.8% compared to the prior year period, reflecting a decrease in traditional annuity products partially offset by an increase in asset flows related to fee-based mutual fund offerings. For the six month period ended June 30, 2018, total annuity deposits decreased 15.0%, or $35.1 million, compared to the prior year period. New deposits to fixed accounts of $101.5 million decreased 30.0%, or $43.5 million, and new deposits to variable accounts of $97.5 million increased

9.4%, or $8.4 million, compared to the prior year period. Sales deposit activity related to the Retirement Advantage® mutual fund products, as well as other mutual fund offerings, were strong with $32.7 million in the current period compared to $15.3 million in the prior year period.

The Company's introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, as well as the Company's Indexed Universal Life (IUL) product, have contributed to sales of proprietary life products. For the first six months of 2018, sales of Horace Mann's proprietary life insurance products totaled $9.8 million, representing an increase of $1.4 million, compared to the prior year period.

Distribution

At June 30, 2018, there was a combined total of 656 Exclusive Distributors, compared to 694 at December 31, 2017 and 703 at June 30, 2017. The Company continues to expect higher quality standards for Exclusive Distributors to focus on improving both customer experiences and agent productivity in their respective territories. The dedicated sales force is supported by the Company’s customer contact center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The Customer Contact Center is also able to assist educators in territories which are not currently served by an Exclusive Distributor.

Net Investment Income

For the three and six month periods ended June 30, 2018, net investment income of $97.1 million and $189.0 million increased 5.5% and 3.4%, compared to the prior year periods. Net investment income for the second quarter of 2018 benefited from a higher level of prepayments. Overall, investment results reflect continued growth in annuity asset balances along with increased alternative investment results offset by the continued low interest rate environment and a concerted effort to increase portfolio quality, which puts pressure on portfolio yield. The Company believes it is late in the credit cycle so the increase in portfolio quality is a proactive action to opportunistically position the portfolio for a recessionary environment and is consistent with our approach in previous credit cycles.

Average invested assets increased 2.6% over the 12 months ended June 30, 2018. The average pretax yield on the total investment portfolio for the six month period ended June 30, 2018 of 5.1% (4.1% after tax) was higher on an after tax basis when compared to the prior year period. During the six month period ended June 30, 2018, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Investment Gains (Losses) - Pretax

For the three month period ended June 30, 2018, net investment gains were $0.7 million compared to net investment gains of $2.0 million in the prior year period and the results from the current quarter include $1.2 million of net investment losses due to the change in fair value of the equity securities portfolio.

For the six month period ended June 30, 2018, net investment losses were $1.0 million compared to net investment gains of $1.8 million in the prior year period and the results from the current year period include $6.3 million of net investment losses due to the change in fair value of the equity securities portfolio.

The Company, from time to time, sells securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity and Equity Securities Portfolios

The table below presents the Company’s fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2017, credit spreads were wider across most asset classes, with the 10-year U.S. Treasury rate rising 45 basis points to 2.9%, which resulted in lower net unrealized investment gains on the fixed maturity securities portfolio at June 30, 2018.

($ in millions)	June 30, 2018
	Number of Issuers	Fair Value	Amortized Cost	Pretax Net Unrealized Investment Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	121	$647.5	$639.7	$7.8
Insurance	60	264.3	250.0	14.3
Energy (1)	57	184.0	179.2	4.8
Technology	36	183.8	183.7	0.1
Real Estate	44	182.2	181.5	0.7
HealthCare,Pharmacy	50	152.0	149.7	2.3
Transportation	38	131.0	129.1	1.9
Utilities	41	122.7	110.4	12.3
Telecommunications	20	75.0	71.2	3.8
Broadcasting & Media	17	70.5	68.2	2.3
All other corporates (2)	186	384.7	379.8	4.9
Total corporate bonds	670	2,397.7	2,342.5	55.2
Mortgage-backed securities
U.S. Government and federally sponsored agencies	234	421.7	410.3	11.4
Commercial (3)	148	627.4	642.4	(15.0)
Other	29	83.3	83.3	—
Municipal bonds (4)	401	1,827.5	1,696.7	130.8
Government bonds
U.S.	42	782.2	790.7	(8.5)
Foreign	15	95.5	92.9	2.6
Collateralized loan obligations (5)	117	591.2	591.1	0.1
Asset-backed securities	113	649.0	642.1	6.9
Total fixed maturity securities	1,769	$7,475.5	$7,292.0	$183.5

Equity securities
Non-redeemable preferred stocks	12	$58.5
Common stocks	95	52.7
Closed-end fund	1	19.6
Total equity securities	108	$130.8

Total	1,877	$7,606.3
________________

(1)	At June 30, 2018, the fair value amount included $11.2 million which were non-investment grade.

(2)
The All other corporates category contains 19 additional industry sectors. Gaming, natural gas, food and beverage, metal and mining and retail represented $252.7 million of fair value at June 30, 2018, with the remaining 14 classification each representing less than $28.2 million.

(3)	At June 30, 2018, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, 39.3% are tax-exempt and 77.1% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at June 30, 2018.

(5)
Based on fair value, 96.8% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (S&P), Moody’s Investors Service, Inc. (Moody’s) and/or Fitch Ratings (Fitch) at June 30, 2018.

At June 30, 2018, the Company’s diversified fixed maturity securities portfolio consisted of 2,832 investment positions, issued by 1,769 entities, and totaled approximately $7.5 billion in fair value. This portfolio was 96.6% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for "AA" or "AAA" rated securities, 0.4% of invested assets for "A" or "BBB" rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity and equity securities portfolios by rating category. At June 30, 2018, 95.7% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. At June 30, 2018, the Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

($ in millions)	Percent of Portfolio
	Fair Value		June 30, 2018
	December 31, 2017	June 30, 2018	Fair Value	Amortized Cost
Fixed maturity securities
AAA	7.4%	7.8%	$580.2	$573.9
AA (2)	40.4	41.3	3,089.1	3,030.0
A	23.8	23.7	1,782.9	1,707.6
BBB	24.8	23.5	1,754.6	1,720.3
BB	2.2	2.2	167.9	167.7
B	0.6	0.6	41.2	41.2
CCC or lower	0.1	0.1	0.6	0.6
Not rated (3)	0.7	0.8	59.0	50.7
Total fixed maturity securities	100.0%	100.0%	$7,475.5	$7,292.0
Equity securities
AAA	—		—
AA	—		—
A	—		—
BBB	45.4%	44.6%	$58.4
BB	—		—
B	—		—
CCC or lower	—		—
Not rated	54.6	55.4	72.4
Total equity securities	100.0%	100.0%	$130.8

Total			$7,606.3
________________

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At June 30, 2018, the AA rated fair value amount included $782.2 million of U.S. Government and federally sponsored agency securities and $613.2 million of mortgage- and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P, Moody’s or Fitch.

At June 30, 2018, the fixed maturity securities portfolio had $94.4 million pretax of gross unrealized losses on $3,211.5 million of fair value related to 1,251 positions. Of the investment positions with gross unrealized losses, there were none trading below 80.0% of the carrying value at June 30, 2018.

The Company views the unrealized investment losses of all of the fixed maturity securities at June 30, 2018 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of OTTI.

Benefits, Claims and Settlement Expenses

($ in millions)	Three Months Ended June 30,		Change From Prior Year		Six Months Ended June 30,		Change From Prior Year
	2018	2017	Percent	Amount	2018	2017	Percent	Amount

Property and Casualty	$147.0	$147.8	-0.5%	$(0.8)	$267.7	$270.0	-0.9%	$(2.3)
Retirement	1.4	1.3	7.7%	0.1	3.3	2.4	37.5%	0.9
Life	19.9	16.8	18.5%	3.1	40.9	37.6	8.8%	3.3
Total	$168.3	$165.9	1.4%	$2.4	$311.9	$310.0	0.6%	$1.9

Property and Casualty catastrophe losses, included above (1)	$26.8	$32.4	-17.3%	$(5.6)	$36.6	$49.6	-26.2%	$(13.0)
________________

(1) Property and Casualty catastrophe losses were incurred as follows:
	2018	2017
Three months ended
March 31	$9.8	$17.2
June 30	26.8	32.4
Total year-to-date	$36.6	$49.6

Property and Casualty Claims and Claim Expenses (Losses)

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Incurred claims and claim expenses:
Claims occurring in the current year	$147.0	$148.4	$268.0	$271.6
Decrease in estimated reserves for claims occurring in prior years (1)	—	(0.6)	(0.3)	(1.6)
Total claims and claim expenses incurred	$147.0	$147.8	$267.7	$270.0

Property and Casualty loss ratio:
Total	87.9%	92.1%	80.4%	84.7%
Effect of catastrophe losses, included above	16.0%	20.2%	11.0%	15.5%
Effect of prior years’ reserve development, included above	—%	-0.4%	-0.1%	-0.5%
________________

(1)    Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2018	2017
Three months ended
March 31	$(0.3)	$(1.0)
June 30	—	(0.6)
Total year-to-date	$(0.3)	$(1.6)

For the three month period ended June 30, 2018, the Company's benefits, claims and settlement expenses increased $2.4 million or 1.4%, compared to the prior year period.

For the six month period ended June 30, 2018, the Company's benefits, claims and settlement expenses increased $1.9 million or 0.6%, compared to the prior year period.

For the six month period ended June 30, 2018, the automobile loss ratio of 79.1% improved by 2.1 points compared to the prior year period, reflecting lower catastrophe losses that resulted in 1.0 point of the improvement and continued stabilization in auto loss trends. The property loss ratio of 83.3% for the six month period ended June 30, 2018, improved 8.2 points compared to the prior year period, reflecting lower catastrophe losses that resulted in 11.4 points of the improvement.

Interest Credited to Policyholders

($ in millions)	Three Months Ended June 30,		Change From Prior Year		Six Months Ended June 30,		Change From Prior Year
	2018	2017	Percent	Amount	2018	2017	Percent	Amount

Retirement (annuity)	$39.9	$38.1	4.7%	$1.8	$78.6	$75.6	4.0%	$3.0
Life	11.2	11.3	-0.9%	(0.1)	22.5	22.5	—%	—
Total	$51.1	$49.4	3.4%	$1.7	$101.1	$98.1	3.1%	$3.0

For the six month period ended June 30, 2018, the increase in Retirement interest credited reflected a 2.9% increase in average accumulated fixed value on deposit. Life interest credited remained flat.

The annualized net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spread on fixed annuity assets under management for the first half of 2018 was 181 basis points, an increase of 11 basis points compared to March 31, 2018, which was primarily due to an elevated level of prepayments.

As of June 30, 2018, fixed annuity account values totaled $4.7 billion, including $4.4 billion of deferred annuities. As shown in the table below, for approximately 87.8%, or $3.9 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business are invested in fixed maturity securities.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $556.3 million of the Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $2.2 million in year one and $6.5 million in year two, further reducing the annualized net interest spread by approximately 5 basis points and 12 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future annualized net interest spreads is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread, based on DAC as of June 30, 2018 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

($ in millions)	June 30, 2018
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	25.5%	$1,131.1	56.9%	16.5%	$643.9
Equal to 2% but less than 3%	6.9	305.8	83.0%	6.5	253.8
Equal to 3% but less than 4%	13.8	613.6	99.9%	15.8	613.2
Equal to 4% but less than 5%	52.6	2,329.4	100.0%	59.8	2,329.4
5% or higher	1.2	53.5	100.0%	1.4	53.5
Total	100.0%	$4,433.4	87.8%	100.0%	$3,893.8

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and other factors discussed herein.

DAC Amortization Expense

DAC amortization expense was $26.5 million for the three month period ended June 30, 2018 compared to $24.8 million for the prior year period, reflecting a $1.0 million pretax increase in Retirement. For Retirement and Life, unlocking resulted in an immaterial change to amortization at June 30, 2018.

DAC amortization expense was $53.2 million for the six month period ended June 30, 2018 compared to $49.7 million for the prior year period, reflecting a $2.2 million pretax increase in Retirement. For Retirement and Life, unlocking resulted in a $0.4 increase and an immaterial change, respectively, to amortization at June 30, 2018.

Operating Expenses

For the three month period ended June 30, 2018, operating expenses of $50.2 million increased $4.0 million, or 8.7%, as the Company makes continued investments in targeted strategies to enhance product, distribution, and infrastructure.

For the six month period ended June 30, 2018, operating expenses of $98.4 million increased $3.5 million, or 3.7%.

The Property and Casualty expense ratio of 26.4% for the six month period ended June 30, 2018 was 0.9 points below the prior year period.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net investment gains (losses), was 15.0% and 12.4% for the six month periods ended June 30, 2018 and 2017, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 4.8% and 9.5% for the six month periods ended June 30, 2018 and 2017, respectively. The adoption of a new accounting standard for employee share-based payments on January 1, 2017 reduced the effective income tax rate by 13.1% for the six month period ended June 30, 2017.

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted by the U.S. government. The Tax Act is generally effective January 1, 2018, and among other changes, reduced the federal corporate income tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax, modified numerous insurance-specific provisions, and further limited deductions for executive compensation. The Tax Act reduced the Company’s effective tax rate by 9.2% for the six month period ended June 30, 2018.  The Company recorded provisional amounts in its December 31, 2017 and June 30, 2018 Consolidated Financial Statements related to partnership investments and discounted loss reserves.  Reasonable estimates of the tax impacts of these provisional items were reflected in the Company’s results of operations; however, as of June 30, 2018, the Company has not yet completed its accounting for these provisional items.  For partnership investments, the Company is waiting to receive schedules K-1, and for discounted loss reserves, the Company is waiting on guidance from the U.S. Treasury.  Adjustments to the provisional amounts will impact the Company’s consolidated results of operations and must be reflected no later than in the Company’s December 31, 2018 Consolidated Financial Statements.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At June 30, 2018, the Company’s federal income tax returns for years prior to 2014 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three month period ended June 30, 2018, the Company's net income of $5.9 million increased $3.6 million. For the six month period ended June 30, 2018, the Company's net income of $26.1 million increased $8.5 million. Additional detail is included in the Executive Summary at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

($ in millions)	Three Months Ended June 30,		Change From Prior Year		Six Months Ended June 30,		Change From Prior Year
	2018	2017	Percent	Amount	2018	2017	Percent	Amount
Analysis of net income (loss) by segment:
Property and Casualty	$(10.9)	$(13.9)	-21.6%	$3.0	$(1.2)	$(11.2)	-89.3%	$10.0
Retirement	14.1	11.8	19.5%	2.3	25.5	23.3	9.4%	2.2
Life	5.9	5.6	5.4%	0.3	9.7	9.5	2.1%	0.2
Corporate and Other (1)	(3.2)	(1.2)	N.M.	(2.0)	(7.9)	(4.0)	-97.5%	(3.9)
Net income	$5.9	$2.3	156.5%	$3.6	$26.1	$17.6	48.3%	$8.5

Effect of catastrophe losses, after tax, included above	$(21.2)	$(21.1)	0.5%	$(0.1)	$(28.9)	$(32.2)	-10.2%	$3.3
Effect of net investment gains (losses), after tax, included above	$0.6	$1.5	-60.0%	$(0.9)	$(0.7)	$1.4	N.M.	$(2.1)

Diluted:
Net income per share	$0.14	$0.05	180.0%	$0.09	$0.63	$0.42	50.0%	$0.21
Weighted average number of common and common equivalent shares (in millions)	41.7	41.5	0.5%	0.2	41.7	41.4	0.7%	0.3

Property and Casualty combined ratio:
Total	114.7%	118.5%		-3.8 pts	106.8%	112.0%		-5.2 pts
Effect of catastrophe losses, included above	16.0%	20.2%		-4.2 pts	11.0%	15.5%		-4.5 pts
Effect of prior years’ reserve development,included above	—%	-0.4%		+0.4 pts	-0.1%	-0.5%		+0.4 pts
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

As described in footnote (1) to the table above, Corporate and Other reflects corporate-level transactions. Of those transactions, net investment gains and losses may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the six month period ended June 30, 2018, net investment losses after tax were $0.7 million, compared to net investment gains after tax of $1.4 million for the prior year period.

Outlook for 2018

At the time of this Quarterly Report on Form 10-Q, management expects full-year 2018 core earnings* will be in the range of $1.90 to $2.10 per diluted share, which is an update from the previous guidance of $2.10 to $2.30 per diluted share. This projection was revised to account for the significant level of catastrophe and other weather-related losses the Company experienced in the first half of 2018.

Within Property and Casualty, both approved and planned premium rate increases will contribute to a 4 to 6 percent growth in net written premiums. The underlying automobile loss ratio is now anticipated to improve by 1.5 to 2.0 points, impacted by weather losses and pressure on bodily injury severity. The underlying property loss ratio is expected to be flat with 2017 due to the higher weather losses in the first half of 2018. In addition, the contribution of catastrophe losses to the Property and Casualty combined ratio now is expected to be at the high end of the previously identified range of 6 to 7 points.

Net income for Retirement is anticipated to be between $49 to $51 million. Elevated prepayments are expected to be an offset to the continued impact on the portfolio yield from the low interest rate environment of recent years.

Life net income is expected to be between $16 and $18 million, consistent with prior guidance.

Management’s expectations for full-year 2018 core earnings anticipate the Company’s continued initiatives to enhance customer service as well as improve infrastructure. This will result in a modest increase in expense levels for all segments compared to 2017 and is in line with the original guidance. In the Property and Casualty segment, the full-year expense ratio is expected to increase to 27 percent.

Management’s full-year expectations also encompass the impacts of the Tax Cuts and Jobs Act of 2017, which is expected to result in an overall effective tax rate of between 15% and 18%.

As described in Critical Accounting Policies, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's estimates above. Additionally, see Forward-looking Information in this Quarterly Report on Form 10-Q and Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 concerning other important factors that could impact actual results. Management believes that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At June 30, 2018 and 2017, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed maturity securities, is located in Results of Operations -- Net Investment Gains (Losses) - Pretax and in the Notes to Consolidated Financial Statements -- Note 2 -- Investments.

Cash Flow

Operating Activities

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

As a holding company, HMEC conducts its principal operations in the personal lines segment of the Property and Casualty and Life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the six month period ended June 30, 2018, net cash provided by operating activities decreased $3.1 million, or 2.0%, compared to the same period in 2017.

Payments of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2018 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $94.0 million, of which $28.0 million was paid during the six month period ended June 30, 2018. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in Notes to Consolidated Financial Statements -- Note 10 -- Statutory Information and Restrictions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company’s annuity business produced net negative cash flows in the first six months of 2018. For the six month period ended June 30, 2018, receipts from annuity contracts decreased $35.1 million, or 15.0%, compared to the prior year period, as described in Results of Operations -- Insurance Premiums and Contract Charges. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $17.8 million, or 8.9%, compared to the prior year period.

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

The total capital of the Company was $1,648.0 million at June 30, 2018, including $297.6 million of long-term debt. Total debt represented 19.5% of total capital excluding net unrealized investment gains on securities (18.1% including net unrealized investment gains on securities) at June 30, 2018, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,350.4 million at June 30, 2018, including net unrealized investment gains on securities in the Company’s investment portfolio of $125.6 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. The market value of the Company’s common stock and the market value per share were $1,829.0 million and $44.60, respectively, at June 30, 2018. Book value per share was $32.93 at June 30, 2018 ($29.87 excluding net unrealized investment gains on securities).

Additional information regarding net unrealized investment gains on securities in the Company’s investment portfolio at June 30, 2018 is included in Note 2 - Investments - Net Unrealized Investment Gains and Losses on Securities contained in this Quarterly Report on Form 10-Q.

Total dividends paid to shareholders was $23.3 million for the six month period ended June 30, 2018. In March and May 2018, the Board of Directors announced regular quarterly dividends of $0.285 per share.

For the six month period ended June 30, 2018, the Company repurchased 2,161 shares of its common stock at an average price per share of $39.53 under its share repurchase program, which is further described in Notes to Consolidated Financial Statements -- Note 9 -- Shareholders’ Equity and Common Stock Equivalents of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, $27.8 million remained authorized for future share repurchases under the repurchase program.

As of June 30, 2018, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes due 2025), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the Notes to Consolidated Financial Statements -- Note 7 -- Debt of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of June 30, 2018, the Company had $50.0 million outstanding with Federal Home Loan Bank (FHLB). In 2017, HMIC purchased common stock to meet the activity-based requirement for membership. For FHLB borrowings, the Board has authorized a maximum amount equal to the greater of 10% of admitted assets or 20% of surplus of the consolidated property and casualty companies. For the total $50.0 million received, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 2.2% as of June 30, 2018. HMIC's FHLB borrowings of $50.0 million are included in Long-term debt on the Consolidated Balance Sheet.

Effective June 27, 2018, the Bank Credit Facility was amended and restated to extend the commitment termination date to June 27, 2023 from the previous termination date of July 30, 2019. As of June 30, 2018, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on June 27, 2023. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at June 30, 2018.

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

On March 13, 2018, the Company filed a "shelf" registration statement on Form S-4 with the SEC which became effective on May 2, 2018. Under this registration statement, the Company may from time to time offer and issue up to 5,000,000 shares of its common stock in connection with future acquisitions of other businesses, assets or securities.  Unless withdrawn by the Company, this registration statement will remain effective indefinitely. No securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q.
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

Assigned ratings as of July 31, 2018 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Assigned ratings were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s Property and Casualty insurance subsidiaries and the Company’s principal Life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of July 31, 2018
S&P	A	(stable)	BBB	(stable)
Moody’s	A3	(positive)	Baa3	(positive)
A.M. Best	A	(stable)	bbb	(stable)
Fitch	A	(stable)	BBB	(stable)

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

Item 4:   Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of June 30, 2018 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Future regulatory and legislative activity, including standards of conduct proposed by the Securities and Exchange Commission (SEC) and related state activity, could have a material adverse effect on our business, financial condition and results of operations.

On April 6, 2016, the Department of Labor (DOL) released a final regulation which more broadly defined the types of activities that will result in a person being deemed a "fiduciary" for purposes of the prohibited transaction rules of the Employee Retirement Income Security Act (ERISA) and Code Section 4975. Section 4975 prohibits certain kinds of compensation with respect to transactions involving assets in certain accounts, including IRAs.

In its original form, the DOL regulation would have affected the ways in which financial services representatives could be compensated for sales to participants in ERISA employer-sponsored qualified plans and sales to IRA customers, and imposed significant additional legal obligations and disclosure requirements.

On March 15, 2018, the United States Court of Appeals for the Fifth Circuit released an opinion vacating the fiduciary rule in its entirety, including all related prohibited transaction exemptions; and on June 21, 2018, the Court issued its mandate officially vacating the rule. The deadline for an appeal of the Court’s decision has expired.

The DOL has stated that it intends to provide appropriate guidance in the future and that until regulations, exemptions, or other administrative guidance has been issued, it will not pursue prohibited transaction claims against fiduciaries who are working diligently and in good faith to comply with the impartial conduct standards for transactions that would have been exempted had the fiduciary rule and related exemptions not been vacated.

The SEC has proposed new or clarified standards of conduct for broker-dealers and investment advisers. This regulatory activity by the SEC has the potential to adversely impact our business, financial condition and results of operations.

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

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On December 7, 2011, the Company’s Board of Directors (the Board) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the 2011 Plan). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three month period ended June 30, 2018, the Company repurchased shares of HMEC common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

April 1 - 30	—	—	—	$27.8 million
May 1 - 31	2,000	$39.70	2,000	$27.8 million
June 1 - 30	—	—	—	$27.8 million
Total	2,000	$39.70	2,000	$27.8 million

Item 5:   Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three month period ended June 30, 2018 which has not been filed with the SEC.

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

10.1(b)
Second Amendment to the Credit Agreement dated August 14, 2017 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.

10.1(c)
Third Amendment to the Credit Agreement dated June 27, 2018 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Current Report on Form 8-K dated June 29, 2018, filed with the SEC on June 29, 2018.

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

10.7*
Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.

10.8*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.

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

10.10(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.

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

10.11(b)*
HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 8, 2018	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	August 8, 2018	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	August 8, 2018	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Vice President, Controller and
Principal Accounting Officer