Form 10-Q
period 2018-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2018-11-08
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes        No   X

As of October 31, 2018, the registrant had 40,940,849 shares of Common Stock, par value $0.001 per share, outstanding.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2018, the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2018 and 2017, the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
November 8, 2018

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2018, $7,419,491; 2017, $7,302,950)	$7,529,139	$7,724,075
Equity securities, at fair value (cost 2017, $116,320)	133,184	135,466
Limited partnership interests	326,893	247,266
Short-term and other investments	252,755	245,541
Total investments	8,241,971	8,352,348
Cash	6,431	7,627
Deferred policy acquisition costs	305,350	257,826
Goodwill	47,396	47,396
Other assets	387,081	381,182
Separate Account (variable annuity) assets	2,292,536	2,151,961
Total assets	$11,280,765	$11,198,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,690,689	$5,573,735
Unpaid claims and claim expenses	384,636	347,749
Unearned premiums	274,084	260,539
Total policy liabilities	6,349,409	6,182,023
Other policyholder funds	722,452	724,261
Other liabilities	314,441	341,053
Long-term debt	297,671	297,469
Separate Account (variable annuity) liabilities	2,292,536	2,151,961
Total liabilities	9,976,509	9,696,767
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2018, 65,764,279; 2017, 65,439,245	66	65
Additional paid-in capital	473,596	464,246
Retained earnings	1,248,814	1,231,177
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on securities	75,958	300,177
Net funded status of benefit plans	(13,217)	(13,217)
Treasury stock, at cost, 2018, 24,723,533 shares; 2017, 24,721,372 shares	(480,961)	(480,875)
Total shareholders’ equity	1,304,256	1,501,573
Total liabilities and shareholders’ equity	$11,280,765	$11,198,340

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues
Insurance premiums and contract charges earned	$206,820	$198,935	$615,428	$590,375
Net investment income	99,083	92,320	288,048	275,025
Net investment gains (losses)	2,803	(3,486)	1,884	(1,656)
Other income	2,612	2,048	7,704	4,813

Total revenues	311,318	289,817	913,064	868,557

Benefits, losses and expenses
Benefits, claims and settlement expenses	161,846	134,895	473,686	444,870
Interest credited	52,124	50,078	153,229	148,200
DAC amortization expense	26,066	24,210	79,357	73,904
Operating expenses	50,989	44,172	149,376	139,156
Interest expense	3,253	2,978	9,717	8,879

Total benefits, losses and expenses	294,278	256,333	865,365	815,009

Income before income taxes	17,040	33,484	47,699	53,548
Income tax expense	4,512	6,933	9,099	9,418

Net income	$12,528	$26,551	$38,600	$44,130

Net income per share
Basic	$0.30	$0.64	$0.93	$1.07
Diluted	$0.30	$0.64	$0.93	$1.06

Weighted average number of shares and equivalent shares
Basic	41,683	41,433	41,586	41,337
Diluted	41,850	41,575	41,727	41,467

Net investment gains (losses)
Total other-than-temporary impairment losses on securities	$(70)	$(6,092)	$(1,357)	$(12,452)
Portion of losses recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary impairment losses on securities recognized in earnings	(70)	(6,092)	(1,357)	(12,452)
Sales and other, net	(1,331)	2,365	2,661	10,050
Change in fair value - equity securities	2,000	—	(4,342)	—
Change in fair value and gains realized on settlements - derivative instruments	2,204	241	4,922	746
Total	$2,803	$(3,486)	$1,884	$(1,656)

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Comprehensive income (loss)
Net income	$12,528	$26,551	$38,600	$44,130
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on securities	(49,638)	12,208	(209,178)	79,980
Change in net funded status of benefit plans	—	—	—	—
Cumulative effect of change in accounting principle	—	—	(15,041)	—
Other comprehensive income (loss)	(49,638)	12,208	(224,219)	79,980
Total	$(37,110)	$38,759	$(185,619)	$124,110

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except per share data)

	Nine Months Ended September 30,
	2018	2017

Common stock, $0.001 par value
Beginning balance	$65	$65
Options exercised, 2018, 131,324 shares; 2017, 156,211 shares	—	—
Conversion of common stock units, 2018, 30,368 shares; 2017, 15,981 shares	—	—
Conversion of restricted stock units, 2018, 170,406 shares; 2017, 293,002 shares	1	—
Ending balance	66	65

Additional paid-in capital
Beginning balance	464,246	453,479
Options exercised and conversion of common stock units and restricted stock units	3,262	2,773
Share-based compensation expense	6,088	5,816
Ending balance	473,596	462,068

Retained earnings
Beginning balance	1,231,177	1,155,732
Net income	38,600	44,130
Dividends, 2018, $0.855 per share; 2017, $0.825 per share	(36,004)	(34,580)
Cumulative effect of change in accounting principle	15,041	—
Ending balance	1,248,814	1,165,282

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	286,960	163,921
Change in net unrealized investment gains on securities	(209,178)	79,980
Change in net funded status of benefit plans	—	—
Cumulative effect of change in accounting principle	(15,041)	—
Ending balance	62,741	243,901

Treasury stock, at cost
Beginning balance, 2018, 24,721,372 shares; 2017, 24,672,932 shares	(480,875)	(479,215)
Acquisition of shares, 2018, 2,161 shares; 2017, 48,440 shares	(86)	(1,660)
Ending balance, 2018, 24,723,533 shares; 2017, 24,721,372 shares	(480,961)	(480,875)

Shareholders’ equity at end of period	$1,304,256	$1,390,441

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows - operating activities
Premiums collected	$598,443	$598,882
Policyholder benefits paid	(419,736)	(410,241)
Policy acquisition and other operating expenses paid	(218,464)	(208,248)
Income taxes paid	(8,719)	(10,061)
Investment income collected	277,178	271,717
Interest expense paid	(6,537)	(5,821)
Other	(4,691)	975

Net cash provided by operating activities	217,474	237,203

Cash flows - investing activities
Fixed maturity securities
Purchases	(1,044,002)	(1,041,744)
Sales	360,246	315,531
Maturities, paydowns, calls and redemptions	577,425	691,169
Equity securities
Purchases	(8,578)	(27,219)
Sales and repayments	8,493	21,710
Limited partnership interests
Purchases	(84,444)	(87,613)
Sales	11,754	15,097
Change in short-term and other investments, net	(4,700)	(74,365)

Net cash used in investing activities	(183,806)	(187,434)

Cash flows - financing activities
Dividends paid to shareholders	(35,016)	(34,580)
Acquisition of treasury stock	(86)	(1,660)
Proceeds from exercise of stock options	3,191	3,815
Withholding tax payments on RSUs tendered	(2,190)	(2,745)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	326,003	348,900
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(333,473)	(295,064)
Transfer of Company 401(k) assets to a third-party provider	—	(77,898)
Life policy accounts
Deposits	5,618	3,357
Withdrawals and surrenders	(3,766)	(3,340)
Change in bank overdrafts	4,855	(532)

Net cash used in financing activities	(34,864)	(59,747)

Net decrease in cash	(1,196)	(9,978)

Cash at beginning of period	7,627	16,670

Cash at end of period	$6,431	$6,692
See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018 and 2017
($ in thousands, except per share data and unless noted otherwise)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (HMEC; and together with its subsidiaries, the Company or Horace Mann) have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2018, the consolidated results of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2018 and 2017 and the consolidated changes in shareholders’ equity and cash flows for the nine month periods ended September 30, 2018 and 2017. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation.

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

($ in thousands)	September 30, 2018	December 31, 2017

Investment contract reserves	$4,545,232	$4,452,972
Life policy reserves	1,145,457	1,120,763
Total	$5,690,689	$5,573,735

Note 1 - Basis of Presentation (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) represents the accumulated change in shareholders’ equity from transactions and other events and circumstances from non-shareholder sources. For the Company, AOCI includes the after tax change in net unrealized investment gains (losses) on securities and the after tax change in net funded status of benefit plans for the periods as shown in the Consolidated Statements of Changes in Shareholders’ Equity. The following tables reconcile these components.

($ in thousands)	Net Unrealized Investment Gains (Losses) on Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)

Beginning balance, July 1, 2018	$125,596	$(13,217)	$112,379
Other comprehensive income (loss) before reclassifications	(49,165)	—	(49,165)
Amounts reclassified from accumulated other comprehensive income (loss)	(473)	—	(473)
Cumulative effect of change in accounting principle	—	—	—
Net current period other comprehensive income (loss)	(49,638)	—	(49,638)
Ending balance, September 30, 2018	$75,958	$(13,217)	$62,741

Beginning balance, January 1, 2018	$300,177	$(13,217)	$286,960
Other comprehensive income (loss) before reclassifications	(211,577)	—	(211,577)
Amounts reclassified from accumulated other comprehensive income (loss)	2,399	—	2,399
Cumulative effect of change in accounting principle (3)	(15,041)	—	(15,041)
Net current period other comprehensive income (loss)	(224,219)	—	(224,219)
Ending balance, September 30, 2018	$75,958	$(13,217)	$62,741
________________

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $599 thousand and $(3,037) thousand, are included in Net investment gains (losses) and the related income tax expenses, $126 thousand and $(638) thousand, are included in Income tax expense in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018, respectively.

(3)	The Company adopted guidance on January 1, 2018 that resulted in reclassifying $15,041 thousand of after tax net unrealized gains on equity securities from AOCI to Retained earnings.

($ in thousands)	Net Unrealized Investment Gains (Losses) on Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)

Beginning balance, July 1, 2017	$243,510	$(11,817)	$231,693
Other comprehensive income (loss) before reclassifications	9,786	—	9,786
Amounts reclassified from accumulated other comprehensive income (loss)	2,422	—	2,422
Net current period other comprehensive income (loss)	12,208	—	12,208
Ending balance, September 30, 2017	$255,718	$(11,817)	$243,901

Beginning balance, January 1, 2017	$175,738	$(11,817)	$163,921
Other comprehensive income (loss) before reclassifications	78,419	—	78,419
Amounts reclassified from accumulated other comprehensive income (loss)	1,561	—	1,561
Net current period other comprehensive income (loss)	79,980	—	79,980
Ending balance, September 30, 2017	$255,718	$(11,817)	$243,901
________________

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $(3,726) thousand and $(2,401) thousand, are included in Net investment gains (losses) and the related income tax expenses, $(1,304) thousand and $(840) thousand, are included in Income tax expense in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017, respectively.

Note 1 - Basis of Presentation (Continued)

Comparative information for elements that are not required to be reclassified in their entirety to Net income in the same reporting period is located in Note 2 -- Investments -- Net Unrealized Investment Gains (Losses) on Securities.

Adopted Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance, with an effective date that was deferred to January 1, 2018, to provide a single comprehensive model in accounting for revenue arising from contracts with customers. The guidance applies to all contracts with customers; however, certain insurance contracts are specifically excluded from this updated guidance. The Company adopted the guidance on January 1, 2018, using the modified retrospective transition method. The guidance did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.

Recognition and Measurement of Financial Assets and Liabilities
In January 2016, the FASB issued accounting guidance to improve certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Among other things, the guidance revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The Company adopted the guidance on January 1, 2018 using the modified retrospective approach that resulted in reclassifying $15,041 thousand of after tax net unrealized gains on equity securities from AOCI to Retained earnings. The Company's Consolidated Statements of Operations were impacted as changes in fair value of equity securities are now being reported in Net investment gains (losses) instead of reported in other comprehensive income (loss) (OCI).
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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss)
On February 14, 2018, the FASB issued accounting guidance that permits recognition of a reclassification adjustment between AOCI and Retained earnings for stranded tax amounts related to the reduced corporate tax rate enacted under the Tax Act. As permitted under its provisions, the Company early adopted the accounting guidance effective for the quarterly period that ended December 31, 2017 and elected to reclassify the stranded tax amounts. The impact from early adoption resulted in an increase to AOCI and a reduction to Retained earnings of approximately $47,900 thousand; representing the stranded deferred tax liabilities of $50,034 thousand and $(2,134) thousand for Net unrealized investment gains (losses) on securities and Net funded status of benefit plans, respectively.

Note 1 - Basis of Presentation (Continued)

Pending Accounting Standards

Accounting for Leases

In February 2016, the FASB issued accounting and disclosure guidance to improve financial reporting and comparability among organizations about leasing transactions. Under the new guidance, for leases with lease terms of more than 12 months, a lessee will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases. Consistent with current accounting guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or an operating lease. However, while current guidance requires only capital leases to be recognized on the balance sheet, the new guidance will require both operating and capital leases to be recognized on the balance sheet. This new guidance is effective for annual reporting periods beginning December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. The Company will adopt this new guidance on January 1, 2019, and the Company expects to use the optional transition method, which allows the Company to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e., comparative periods presented in the consolidated financial statements will continue to be in conformity with current GAAP). While the Company is in the process of evaluating the impact of the guidance, it does not expect the guidance to have a material impact on its consolidated financial statements. Had the Company adopted the guidance on September 30, 2018, it would have recognized additional operating liabilities of $13,267 thousand, with corresponding right of use assets of the same amount based on the present value of the expected remaining lease payments under the new guidance.
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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill for reporting units with zero or negative carrying amounts. Public business entities should adopt the guidance prospectively for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application is permitted. Management believes the adoption of this accounting guidance will not have a material effect on the results of operations and financial position of the Company.

Note 1 - Basis of Presentation (Continued)

Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued accounting and disclosure guidance that contains targeted changes to the accounting for long-duration insurance contracts. Under the new guidance, the cash flow assumptions used to measure the liability for future policy benefits for traditional insurance contracts will be required to be updated at least annually with changes recognized as a benefit expense (i.e., assumptions will no longer be locked-in). Insurance entities will be required to use a standard discount rate to measure the liabilities that will be equivalent to the yield from a high-quality bond. The new guidance also changes the amortization of deferred acquisition costs (DAC) to be on a constant-level basis over the expected term of the related contracts with no interest accruing on the DAC balance. The new guidance also introduces a new category of contract features associated with deposit type contracts referred to as market risk benefits (MRBs). Contract features meeting the definition of a MRB will be measured at fair value. New disclosures will be required for long-duration insurance contracts in order to provide better transparency into the exposure of insurance entities and the drivers of their results. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those years. With regards to the liability for future policy benefits and DAC, the guidance applies to contracts in force as of the beginning of the earliest period presented and may be applied retrospectively. With regards to MRBs, the guidance is to be applied retrospectively at the beginning of the earliest period presented. Early adoption is permitted. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

Note 2 - Investments

The Company’s investment portfolio includes free-standing derivative financial instruments (currently over the counter index call option contracts) to economically hedge risk associated with its fixed indexed annuity (FIA) and indexed universal life (IUL) products’ contingent liabilities. The Company’s FIA and IUL products include embedded derivative features that are discussed in Note 1 -- Summary of Significant Accounting Policies -- Investment Contract and Life Policy Reserves -- Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s investment portfolio included no other free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics), and there were no other embedded derivative features related to the Company’s investment or insurance products during the nine month periods ended September 30, 2018 and 2017.

Fixed Maturity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities. The amortized cost, net unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost/Cost	Unrealized Investment Gains	Unrealized Investment Losses	Fair Value
September 30, 2018 (1)
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (2)
Mortgage-backed securities	$758,301	$15,744	$23,209	$750,836
Other, including U.S. Treasury securities	802,508	12,528	32,436	782,600
Municipal bonds	1,783,711	119,671	19,708	1,883,674
Foreign government bonds	92,860	2,787	644	95,003
Corporate bonds	2,290,452	74,409	29,365	2,335,496
Other mortgage-backed securities	1,691,659	8,073	18,202	1,681,530
Totals	$7,419,491	$233,212	$123,564	$7,529,139

December 31, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (2)
Mortgage-backed securities	$669,297	$30,460	$3,032	$696,725
Other, including U.S. Treasury securities	714,613	26,311	5,516	735,408
Municipal bonds	1,711,581	184,107	2,435	1,893,253
Foreign government bonds	96,780	5,958	—	102,738
Corporate bonds	2,409,426	173,862	4,334	2,578,954
Other mortgage-backed securities	1,701,253	22,935	7,191	1,716,997
Totals	$7,302,950	$443,633	$22,508	$7,724,075

Equity securities (3)	$116,320	$19,425	$279	$135,466
________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and are excluded from the table above as of September 30, 2018.

(2)
Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $408,130 thousand and $361,955 thousand; Federal Home Loan Mortgage Corporation (FHLMC) of $408,858 thousand and $400,001 thousand; and Government National Mortgage Association (GNMA) of $96,018 thousand and $104,168 thousand as of September 30, 2018 and December 31, 2017, respectively.

(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments (Continued)

The following table presents the fair value and gross unrealized losses of securities in an unrealized loss position at September 30, 2018 and December 31, 2017, respectively. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2018 -- which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of their amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. Therefore, it was determined that the unrealized losses on the securities presented in the table below were not other than temporarily impaired as of September 30, 2018.

($ in thousands)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018 (1)
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$330,285	$13,484	$99,483	$9,725	$429,768	$23,209
Other	450,713	18,510	163,569	13,926	614,282	32,436
Municipal bonds	491,680	13,484	75,678	6,224	567,358	19,708
Foreign government bonds	19,856	644	—	—	19,856	644
Corporate bonds	821,190	20,801	90,998	8,564	912,188	29,365
Other mortgage-backed securities	902,673	10,207	252,739	7,995	1,155,412	18,202
Total	$3,016,397	$77,130	$682,467	$46,434	$3,698,864	$123,564

Number of positions with a gross unrealized loss	1,237		246		1,483
Fair value as a percentage of total fixed maturity securities fair value	39.4%		8.9%		48.3%

December 31, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$134,032	$1,053	$40,606	$1,979	$174,638	$3,032
Other	168,634	1,849	122,753	3,667	291,387	5,516
Municipal bonds	29,437	100	79,140	2,335	108,577	2,435
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	115,113	2,701	36,081	1,633	151,194	4,334
Other mortgage-backed securities	457,166	2,791	168,972	4,400	626,138	7,191
Total fixed maturity securities	904,382	8,494	447,552	14,014	1,351,934	22,508
Equity securities (2)	6,027	249	1,277	30	7,304	279
Combined totals	$910,409	$8,743	$448,829	$14,044	$1,359,238	$22,787

Number of positions with a gross unrealized loss	354		158		512
Fair value as a percentage of total fixed maturity and equity securities fair value	11.6%		5.7%		17.3%
________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and are excluded from the table above as of September 30, 2018.

(2)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

Note 2 - Investments (Continued)

Fixed maturity securities with an investment grade rating represented 97.5% of the gross unrealized losses as of September 30, 2018. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below their amortized cost bases.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of other-than-temporary impairment (OTTI) losses on fixed maturity securities held as of September 30, 2018 and 2017 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost bases, for which the non-credit portions of OTTI losses were recognized in OCI:

($ in thousands)	Nine Months Ended September 30,
	2018	2017
Cumulative credit loss (1)
Beginning of period	$3,825	$13,703
New credit losses	—	—
Increases to previously recognized credit losses	246	1,994
Losses related to securities sold or paid down during the period	(2,542)	(2)
End of period	$1,529	$15,695
________________

(1)
The cumulative credit loss amounts exclude OTTI losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the securities before the recovery of their amortized cost bases.

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

($ in thousands)	Percent of Total Fair Value		September 30, 2018
	September 30, 2018	December 31, 2017	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	4.5%	3.2%	$342,221	$339,321
Due after 1 year through 5 years	23.7	26.7	1,783,259	1,758,061
Due after 5 years through 10 years	32.8	32.6	2,469,126	2,464,959
Due after 10 years through 20 years	26.1	24.2	1,962,671	1,929,967
Due after 20 years	12.9	13.3	971,862	927,183
Total	100.0%	100.0%	$7,529,139	$7,419,491

Average option-adjusted duration, in years	6.0	5.9

Note 2 - Investments (Continued)

Sales of Fixed Maturity and Equity Securities

Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed maturity securities
Proceeds received	$170,223	$85,841	$360,246	$315,531
Gross gains realized	3,980	2,293	8,002	8,862
Gross losses realized	(5,893)	(181)	(7,530)	(1,558)

Equity securities
Proceeds received	$2,710	$3,514	$8,493	$20,510
Gross gains realized	885	477	2,478	3,227
Gross losses realized	(321)	(293)	(502)	(721)

Net Investment Gains (Losses)

The following table reconciles the net investment gains (losses) pretax by transaction type:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017

Impairment write-downs	$—	$—	$—		$(1,777)
Change in intent write-downs	(70)	(6,092)	(1,357)		(10,675)
Net OTTI losses recognized in earnings	(70)	(6,092)	(1,357)	—	(12,452)
Sales and other, net	(1,331)	2,365	2,661		10,050
Change in fair value - equity securities (1)	2,000	—	(4,342)		—
Change in fair value and gains (losses) realized on settlements - derivative instruments	2,204	241	4,922		746
Net investment gains (losses)	$2,803	$(3,486)	$1,884	—	$(1,656)
________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, equity securities are reported at fair value with changes in fair value recognized in Net investment gains (losses) and are no longer included in impairment write-downs or change in intent write-downs.

Note 2 - Investments (Continued)

Net Unrealized Investment Gains (Losses) on Securities

The following table reconciles the net unrealized investment gains (losses), net of tax, included in AOCI, before the impact of DAC:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net unrealized investment gains (losses) on securities, net of tax
Beginning of period	$144,998	$281,465	$286,176	$202,941
Change in net unrealized investment gains	(57,903)	12,066	(186,912)	91,452
Reclassification of net investment (gains) losses to net income	(473)	2,422	2,399	1,560
Reclassification of net unrealized gains on equity securities, net of tax, to Retained earnings (1)	—	—	(15,041)	—
End of period	$86,622	$295,953	$86,622	$295,953

________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and the related net unrealized gains were reclassified from AOCI to Retained earnings.

Offsetting of Assets and Liabilities

The Company’s derivative instruments (call options) are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached.

The following table presents the instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the	Net Amounts of Assets/ Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018
Asset derivatives:
Free-standing derivatives	$10,198	$—	$10,198	$—	$11,638	$(1,440)

December 31, 2017
Asset derivatives:
Free-standing derivatives	$15,550	$—	$15,550	$—	$15,584	$(34)

Deposits

At September 30, 2018 and December 31, 2017, fixed maturity securities with a fair value of $17,676 thousand and $17,985 thousand, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at September 30, 2018 and December 31, 2017, fixed maturity securities with a fair value of $685,886 thousand and $686,790 thousand, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $625,000 thousand at both of the respective dates. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at each reporting date is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, specifically in Note 3 -- Fair Value of Financial Instruments.

Note 3 - Fair Value of Financial Instruments (Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At September 30, 2018, Level 3 invested assets comprised 3.2% of the Company’s total investment portfolio at fair value.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1		Level 2		Level 3
September 30, 2018
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$750,836	$750,836	$—		$747,469		$3,367
Other, including U.S. Treasury securities	782,600	782,600	13,101		769,499		—
Municipal bonds	1,883,674	1,883,674	—		1,834,345		49,329
Foreign government bonds	95,003	95,003	—		95,003		—
Corporate bonds	2,335,496	2,335,496	13,188		2,233,443		88,865
Other mortgage-backed securities	1,681,530	1,681,530	—		1,561,613		119,917
Total fixed maturity securities	7,529,139	7,529,139	26,289		7,241,372		261,478
Equity securities	133,184	133,184	82,389	—	50,789	—	6
Short-term investments	74,647	74,647	70,705		3,942		—
Other investments	22,698	22,698	—		22,698		—
Totals	$7,759,668	$7,759,668	$179,383		$7,318,801		$261,484
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$722	$722	$—		$722		$—
Other policyholder funds, embedded derivatives	82,265	82,265	—		—		82,265

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

Note 3 - Fair Value of Financial Instruments (Continued)

During the nine month period ended September 30, 2018, there were no transfers between Level 1 and Level 2. During the nine month period ended September 30, 2017, an equity security was transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for this asset. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

($ in thousands)	Financial Assets							Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total

Beginning balance, July 1, 2018	$49,921	$92,663	$129,061	$271,645	$6	$—	$271,651	$77,788
Transfers into Level 3 (3)	—	—	17,030	17,030	—	—	17,030	—
Transfers out of Level 3 (3)	—	—	(970)	(970)	—	—	(970)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—	—
Net (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	2,205
Net unrealized investment gains (losses) on securities included in OCI	(471)	128	(6,184)	(6,527)	—	—	(6,527)	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	3,940
Sales	—	—	(187)	(187)	—	—	(187)	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(121)	(3,926)	(15,466)	(19,513)	—	—	(19,513)	(1,668)
Ending balance, September 30, 2018	$49,329	$88,865	$123,284	$261,478	$6	$—	$261,484	$82,265

Beginning balance, January 1, 2018	$49,328	$72,979	$107,944	$230,251	$6	$—	$230,257	$80,733
Transfers into Level 3 (3)	—	40,487	50,174	90,661	—	—	90,661	—
Transfers out of Level 3 (3)	—	(11,279)	(5,200)	(16,479)	—	—	(16,479)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	(246)	—	(246)	3	—	(243)	—
Net (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	(1,308)
Net unrealized investment gains (losses) on securities included in OCI	369	(1,459)	(5,547)	(6,637)	—	—	(6,637)	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	7,379
Sales	—	—	(187)	(187)	(3)	—	(190)	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(368)	(11,617)	(23,900)	(35,885)	—	—	(35,885)	(4,539)
Ending balance, September 30, 2018	$49,329	$88,865	$123,284	$261,478	$6	$—	$261,484	$82,265
________________

(1)	Represents embedded derivatives, all related to FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three and nine month periods ended September 30, 2018 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Note 3 - Fair Value of Financial Instruments (Continued)

($ in thousands)	Financial Assets							Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total

Beginning balance, July 1, 2017	$49,123	$77,052	$120,324	$246,499	$6	$—	$246,505	$67,995
Transfers into Level 3 (3)	—	23,501	11,961	35,462	—	—	35,462	—
Transfers out of Level 3 (3)	—	1	(881)	(880)	—	—	(880)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	(1)	(160)	(161)	—	—	(161)	—
Net (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	2,587
Net unrealized investment gains (losses) on securities included in OCI	382	(192)	(377)	(187)	—	—	(187)	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	3,752
Sales	—	(1,999)	—	(1,999)	—	—	(1,999)	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(293)	(4,117)	(9,249)	(13,659)	—	—	(13,659)	(1,348)
Ending balance, September 30, 2017	$49,212	$94,245	$121,618	$265,075	$6	$—	$265,081	$72,986

Beginning balance, January 1, 2017	$46,497	$60,191	$104,659	$211,347	$6	$751	$212,104	$59,393
Transfers into Level 3 (3)	5,214	55,420	36,482	97,116	—	—	97,116	—
Transfers out of Level 3 (3)	(5,557)	(11,962)	(881)	(18,400)	—	(751)	(19,151)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	(1)	(1,874)	(1,875)	—	—	(1,875)	—
Net (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	6,133
Net unrealized investment gains (losses) on securities included in OCI	3,540	263	1,945	5,748	—	—	5,748	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	10,538
Sales	—	(1,999)	—	(1,999)	—	—	(1,999)	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(482)	(7,667)	(18,713)	(26,862)	—	—	(26,862)	(3,078)
Ending balance, September 30, 2017	$49,212	$94,245	$121,618	$265,075	$6	$—	$265,081	$72,986
________________

(1)	Represents embedded derivatives, all related to FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

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

For the nine month period ended September 30, 2018, the Company realized a net loss of $243 thousand on three Level 3 securities. For the nine month period ended September 30, 2017, the Company impaired two Level 3 securities for a $1,875 thousand realized loss. For the three and nine month periods ended September 30, 2018, net investment losses of $2,205 thousand and gains of $1,308 thousand, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three and nine month periods ended September 30, 2017, the respective loss amounts were $2,587 thousand and $6,133 thousand.

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

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2018
Financial Assets
Investments
Other investments	$155,410	$160,121	$—	$—	$160,121
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,545,232	4,445,442	—	—	4,445,442
Investment contract and life policy reserves, account values on life contracts	85,698	91,254	—	—	91,254
Other policyholder funds	640,187	640,187	—	576,021	64,166
Long-term debt	297,671	304,614	—	304,614	—

December 31, 2017
Financial Assets
Investments
Other investments	$154,898	$159,575	$—	$—	$159,575
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,452,972	4,366,334	—	—	4,366,334
Investment contract and life policy reserves, account values on life contracts	82,911	88,620	—	—	88,620
Other policyholder funds	643,528	643,528	—	575,622	67,906
Long-term debt	297,469	311,315	—	311,315	—

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

($ in thousands)	September 30, 2018	December 31, 2017
Assets
Derivative instruments, included in Short-term and other investments	$10,198	$15,550

Liabilities
FIA - embedded derivatives, included in Other policyholder funds	$82,265	$80,733
IUL - embedded derivatives, included in Investment contract and life policy reserves	722	594

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Change in fair value of derivatives:(1)
Revenues
Net investment gains (losses)	$4,683	$2,943	$3,832	$7,109

Change in fair value of embedded derivatives:
Revenues
Net investment gains (losses)	$(2,479)	$(2,702)	$1,090	$(6,363)
________________

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

The Company’s strategy attempts to mitigate potential risk of loss under these agreements through a regular monitoring process, which evaluates the program’s effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor’s Financial Services LLC (S&P) and/or Moody's Investors Service (Moody's) long-term credit rating of "BBB+/Bbb1" or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide collateral when the fair value of the exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of call options by counterparty and each counterparty’s long-term credit ratings were as follows:

($ in thousands)	September 30, 2018				December 31, 2017
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value

Bank of America, N.A.	A+	Aa3	$135,600	$6,144	$85,100	$6,320
Barclays Bank PLC	A	A2	26,200	586	48,900	1,828
Citigroup Inc.	BBB+		—	—	—	—
Credit Suisse International	A	A1	16,100	307	21,100	1,444
Societe Generale	A		92,000	3,161	91,700	5,958

Total			$269,900	$10,198	$246,800	$15,550

As of September 30, 2018 and December 31, 2017, the Company held $11,638 thousand and $15,584 thousand, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 thousand per counterparty.

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Property and Casualty
Beginning gross reserves (1)	$352,817	$329,831	$319,182	$307,757
Less: reinsurance recoverables	62,883	58,897	57,409	61,199
Net reserves, beginning of period (2)	289,934	270,934	261,773	246,558
Incurred claims and claim expenses:
Claims occurring in the current period	140,035	115,393	408,028	386,945
Decrease in estimated reserves for claims occurring in prior periods (3)	—	(500)	(300)	(2,100)
Total claims and claim expenses incurred (4)	140,035	114,893	407,728	384,845
Claims and claim expense payments for claims occurring during:
Current period	106,187	97,188	233,638	245,213
Prior periods	28,997	28,054	141,078	125,605
Total claims and claim expense payments	135,184	125,242	374,716	370,818
Net reserves, end of period (2)	294,785	260,585	294,785	260,585
Plus: reinsurance recoverables	63,262	57,302	63,262	57,302
Ending gross reserves (1)	$358,047	$317,887	$358,047	$317,887
________________

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Life and Retirement of $26,589 thousand and $23,897 thousand as of September 30, 2018 and 2017, respectively, in addition to Property and Casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Life and Retirement of $21,811 thousand and $65,958 thousand for the three and nine month periods ended September 30, 2018, respectively, in addition to Property and Casualty amounts. Benefits, claims and settlement expenses for Life and Retirement were $20,002 thousand and $60,025 thousand for the three and nine month periods ended September 30, 2017, respectively.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $300 thousand and $2,100 thousand for the nine month periods ended September 30, 2018 and 2017, respectively. The favorable development for both of the nine month periods ended September 30, 2018 and 2017 was predominantly the result of favorable severity trends in homeowners loss emergence for accident years 2016 and prior.

Note 6 - Debt

Indebtedness outstanding was as follows:

($ in thousands)	September 30, 2018	December 31, 2017
Short-term debt:
Bank Credit Facility, expires June 27, 2023	$—	$—

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250,000 thousand less unaccrued discount of $503 and $547 thousand (4.5% imputed rate) and unamortized debt issuance costs of $1,826 thousand and $1,984 thousand	247,671	247,469
Federal Home Loan Bank borrowing	50,000	50,000
Total	$297,671	$297,469

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

Credit Agreement with Financial Institutions (Bank Credit Facility)

Effective June 27, 2018, the Bank Credit Facility was amended and restated to extend the commitment termination date to June 27, 2023 from the previous termination date of July 30, 2019. The interest rate spread relative to Eurodollar base rates and the financial covenants within the agreement were not changed. The Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, and provides for unsecured borrowings of up to $150 million. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Eurodollar base rate plus 1.15%). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2018. HMEC had no balance outstanding under its Bank Credit Facility at September 30, 2018.

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

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended September 30, 2018
Premiums written and contract deposits (1)	$342,268	$5,370	$1,199	$338,097
Premiums and contract charges earned	210,953	5,385	1,252	206,820
Benefits, claims and settlement expenses	163,912	3,207	1,141	161,846

Three months ended September 30, 2017
Premiums written and contract deposits (1)	$322,428	$5,189	$1,116	$318,355
Premiums and contract charges earned	202,988	5,216	1,163	198,935
Benefits, claims and settlement expenses	135,508	1,831	1,218	134,895

Nine months ended September 30, 2018
Premiums written and contract deposits (1)	$936,948	$16,367	$3,246	$923,827
Premiums and contract charges earned	628,582	16,418	3,264	615,428
Benefits, claims and settlement expenses	486,339	15,551	2,898	473,686

Nine months ended September 30, 2017
Premiums written and contract deposits (1)	$940,063	$16,342	$2,980	$926,701
Premiums and contract charges earned	603,794	16,415	2,996	590,375
Benefits, claims and settlement expenses	450,997	8,899	2,772	444,870

________________

(1)
This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

Note 8 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $124,577 thousand and $106,381 thousand at September 30, 2018 and December 31, 2017, respectively.

Note 9 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: Property and Casualty, primarily personal lines automobile and property insurance products; Retirement, primarily tax-qualified fixed and variable annuities; and Life, life insurance. The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) certain public company expenses, such items also have included corporate debt retirement costs, when applicable. Summarized financial information for these segments is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Insurance premiums and contract charges earned
Property and Casualty	$168,653	$163,209	$501,444	$481,987
Retirement	8,031	7,393	23,924	20,753
Life	30,136	28,333	90,060	87,635
Total	$206,820	$198,935	$615,428	$590,375

Net investment income
Property and Casualty	$12,361	$9,167	$32,177	$26,457
Retirement	67,750	64,340	199,706	192,921
Life	19,123	18,999	56,629	56,215
Corporate and Other	41	17	119	47
Intersegment eliminations	(192)	(203)	(583)	(615)
Total	$99,083	$92,320	$288,048	$275,025

Net income (loss)
Property and Casualty	$(3,190)	$13,407	$(4,364)	$2,186
Retirement	12,120	13,603	37,682	36,933
Life	5,331	4,788	14,997	14,283
Corporate and Other	(1,733)	(5,247)	(9,715)	(9,272)
Total	$12,528	$26,551	$38,600	$44,130

($ in thousands)	September 30, 2018	December 31, 2017
Assets
Property and Casualty	$1,241,538	$1,217,394
Retirement	8,143,384	8,063,912
Life	1,787,361	1,815,732
Corporate and Other	146,593	143,784
Intersegment eliminations	(38,111)	(42,482)
Total	$11,280,765	$11,198,340

Note 10 - Income Taxes

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted by the U.S. government. The Tax Act is generally effective January 1, 2018, and among other changes, reduced the federal corporate income tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax, modified numerous insurance-specific provisions, and further limited deductions for executive compensation. The Tax Act reduced the Company’s effective tax rate by 8.8% for the nine month period ended September 30, 2018. There have been no changes to the provisional items that were reflected in the Company’s December 31, 2017 Consolidated Financial Statements associated with the tax effects of the Tax Act related to partnership investments and discounted loss reserves. No material adjustments related to the provisional items for partnership investments are required and the Company is waiting on guidance from the U.S. Treasury regarding the tax impact on discounted loss reserves. Accounting for the tax effects associated with the Tax Act will be completed in the fourth quarter 2018.

Note 11 - Proposed Acquisition of Benefit Consultants Group, Inc. (BCG)

On October 30, 2018, the Company and BCG entered into a Stock Purchase Agreement under which the Company will acquire all of the outstanding capital stock of BCG for $25.0 million. The acquisition has been approved by the Company's Board of Directors and is expected to close in the first half of 2019, subject to regulatory approval.

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

Executive Summary

Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty insurance, retirement products (primarily tax-qualified annuities) and life insurance in the United States of America. The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.

For the three month period ended September 30, 2018, the Company’s net income of $12.5 million decreased $14.0 million compared to the prior year period primarily as a result of a higher level of catastrophe losses. After tax net investment gains were $2.2 million compared to after tax net investment losses of $2.2 million in the prior year period.

For the three month period ended September 30, 2018, Property and Casualty recorded a net loss of $3.2 million reflecting a significant level of catastrophe and non-catastrophe weather-related losses. The Property and Casualty net loss was $16.6 million lower than the $13.4 million of net income recorded in the prior year period. The Property and Casualty combined ratio of 110.1% increased 14.3 points compared to the prior year period. This increase was due to an increase in catastrophe losses of $23.6 million pretax over the prior year period, partially offset by 3.1 points of improvement in the underlying auto loss ratio.

On a reported basis, the current quarter auto combined ratio of 99.5% improved 3.9 points due to the improvement in the underlying loss ratio due to rate actions combined with continued stabilization in auto loss trends, partially offset by a 1.8 point increase in the expense ratio. The property combined ratio of 133.3% increased 53.4 points compared to the prior year period and was attributable to an elevated level of catastrophe and non-catastrophe weather-related losses. The underlying property loss ratio* was 48.0% in the current quarter, which reflected an increase of 1.7 points compared to the prior year period, in part due to an elevated level of non-catastrophe weather-related losses.

For the three month period ended September 30, 2018, total Property and Casualty written premiums* of $182.7 million increased 3.1% compared to the prior year period. The growth was driven primarily by rate actions which resulted in an increase in the average premium per policy for both auto and property.

For the three month period ended September 30, 2018, Retirement net income of $12.1 million decreased 11.0% compared to the prior year period primarily due to an increase in operating and amortization expenses partially offset by higher net investment income and an increase in fee-based product income.

For the three month period ended September 30, 2018, the total level of Retirement sales deposits* increased 18.2% compared to the prior year period reflecting an increase in fee-based deposits, partially offset by a decline in spread-based products. For the third quarter of 2018, traditional annuity deposits of $127.0 million increased 10.6% compared to the prior year period. The increase in traditional annuity deposits was related to higher sales of single premium annuity products in the current quarter. Sales deposit activity related to the Retirement Advantage® mutual fund products, as well as other mutual fund offerings, were strong with $24.9 million in the current quarter compared to $13.7 million in the prior year period.

For the three month period ended September 30, 2018, Life net income of $5.3 million increased 10.4% compared to the prior year period primarily due to the lower federal income tax rate. Life sales of $5.3 million for the current quarter increased 65.6% compared to the prior year period due to an increase in recurring and single premium sales.

For the nine month period ended September 30, 2018, the Company’s net income of $38.6 million decreased $5.5 million compared to the prior year period primarily due to an elevated level of catastrophe and non-catastrophe weather-related losses offset by the impact of the lower federal income tax rate on Retirement and Life earnings. After tax net investment gains were $1.5 million compared to after tax net investment losses of $0.8 million in the prior year period.

For the nine month period ended September 30, 2018, Property and Casualty recorded a net loss of $4.4 million compared to $2.2 million of net income recorded in the prior year period. The Property and Casualty combined ratio of 108.0% increased 1.5 points compared to the prior year period. This increase was due to a 1.9 point improvement in the underlying auto loss ratio offset by a 1.8 point increase in the underlying property loss ratio and Property and Casualty catastrophe losses that were $68.8 million pretax in the current period compared to $58.2 million pretax in the prior year period.

On a reported basis, the auto combined ratio of 103.4% improved 3.6 points and the property combined ratio of 117.9% increased 12.3 points as compared to the prior year period. The underlying auto loss ratio of 75.1% improved 1.9 points compared to the prior year period as a result of an increase in earned premium due to rate actions combined with continued stabilization in auto loss trends. The auto expense ratio improved 0.2 points. The underlying property loss ratio was 51.5% in the current period, which reflected an increase of 1.8 points compared to the prior year period due to an elevated level of non-catastrophe weather-related losses.

For the nine month period ended September 30, 2018, total Property and Casualty written premiums of $515.1 million increased 3.4% compared to the prior year period. The growth was driven primarily by rate actions which resulted in an increase in the average premium per policy for both auto and property. Policy retention continues to be stable with auto and property policy retention rates for the current quarter at 82.5% and 87.9%, respectively.

For the nine month period ended September 30, 2018, Retirement net income of $37.6 million was 1.9% higher than the prior year period and benefited from higher net investment income, an increase in fee-based product income and the lower federal income tax rate partially offset by an increase in operating expenses to support strategic initiatives.

The annualized net interest spread on fixed annuity assets under management as of September 30, 2018 was 182 basis points, which benefited from an elevated level of prepayments. Total retirement assets under management, including fee-based mutual fund products of $7.1 billion, increased 6.6% compared to a year ago, and total cash value persistency remained strong at 94.5% for variable annuities and 94.2% for fixed annuities.

For the nine month period ended September 30, 2018, the total level of Retirement sales deposits increased 3.1% compared to the prior year period reflecting an increase in fee-based deposits, partially offset by a decline in spread-based deposits. For the first nine months of 2018, traditional annuity deposits of $326.0 million decreased 6.6% compared to the prior year period. The decline in traditional annuity deposits was related to lower sales of single premium annuity products in the current period. Sales deposit activity related to the Retirement Advantage® mutual fund products, as well as other mutual fund offerings, were strong with $57.6 million in the current period compared to $29.0 million in the prior year period.

For the nine month period ended September 30, 2018, Life net income of $15.0 million increased $0.7 million compared to the prior year period, primarily due to the lower federal income tax rate. Life sales of $15.1 million for the current period increased 30.2% compared to the prior year period due to an increase in recurring and single premium sales. Life persistency of 95.2% was comparable to 12 months earlier.

The Company’s book value per share was $31.78 at September 30, 2018, a decrease of 13.8% and 7.1% compared to December 31, 2017 and a year ago, respectively, due to the impact of higher interest rates and wider credit spreads on net unrealized investment gains on securities.

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

Compared to December 31, 2017, at September 30, 2018, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, discussion of accounting policies, including certain sensitivity information, was presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies in that Form 10-K.

Results of Operations

Insurance Premiums and Contract Charges

($ in millions)	Three Months Ended September 30,		Change From Prior Year		Nine Months Ended September 30,		Change From Prior Year
	2018	2017	Percent	Amount	2018	2017	Percent	Amount
Insurance premiums written and contract deposits (includes annuity and life contract deposits)
Property and Casualty	$182.7	$177.2	3.1%	$5.5	$515.1	$498.0	3.4%	$17.1
Retirement	127.0	114.8	10.6%	12.2	326.0	348.9	-6.6%	(22.9)
Life	28.4	26.4	7.6%	2.0	82.7	79.8	3.6%	2.9
Total	$338.1	$318.4	6.2%	$19.7	$923.8	$926.7	-0.3%	$(2.9)

Insurance premiums and contract charges earned (excludes annuity and life contract deposits)
Property and Casualty	$168.6	$163.2	3.3%	$5.4	$501.4	$482.0	4.0%	$19.4
Retirement	8.0	7.5	6.7%	0.5	23.9	20.8	14.9%	3.1
Life	30.2	28.3	6.7%	1.9	90.1	87.6	2.9%	2.5
Total	$206.8	$199.0	3.9%	$7.8	$615.4	$590.4	4.2%	$25.0

Number of Policies and Contracts in Force
(actual counts)

	September 30, 2018	December 31, 2017	September 30, 2017
Property and Casualty
Automobile	466,258	478,951	482,035
Property and other liability	213,762	216,306	217,377
Total	680,020	695,257	699,412
Retirement	224,094	223,287	221,309
Life	198,330	197,889	196,978

For the three month period ended September 30, 2018, the Company’s premiums written and contract deposits* of $338.1 million increased $19.7 million, or 6.2%, compared to the prior year period reflecting an increase in sales of single premium annuity products in the current quarter. The Company’s premiums and contract charges earned increased $7.8 million, or 3.9%, compared to the prior year period reflecting increases in average premium per policy for both property and automobile.

Total Property and Casualty premiums written increased 3.4%, or $17.1 million, in the first nine months of 2018, compared to the prior year period reflecting increases in average written premium per policy for both property and automobile. Average approved rate changes during the first nine months of 2018 were 11.1% for automobile and 4.5% for property.

Based on policies in force, the current year automobile 12 month retention rate for new and renewal policies was 82.5% compared to 83.0% at September 30, 2017, with the decrease due to recent rate and underwriting actions. The current year property 12 month retention rate for new and renewal policies was 87.9% compared to 87.6% at September 30, 2017.

Automobile premiums written* increased 3.9%, or $13.0 million, compared to the first nine months of 2017. In the first nine months of 2018, the average written premium per policy and average earned premium per policy increased approximately 7.0% and 6.7%, respectively, compared to the prior year period. The number of educator policies represented approximately 85.4% of the automobile policies in force at September 30, 2018, 85.2% at December 31, 2017 and 85.1% at September 30, 2017.

Property premiums written* increased 2.6%, or $4.2 million, compared to the first nine months of 2017. While the number of property policies in force has declined, the average written premium per policy and average earned premium per policy increased approximately 4.0% and 2.6%, respectively, in the first nine months of 2018 compared to the prior year period. The number of educator policies represented approximately 82.4% of the property policies in force at September 30, 2018, 82.3% at December 31, 2017 and 82.2% at September 30, 2017. The number of educator policies and total policies has been, and may continue to be, impacted by the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators.

The Company continues to evaluate and implement actions to further mitigate its risk exposure in catastrophe-prone areas. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

For the nine month period ended September 30, 2018, total traditional annuity deposits decreased 6.6%, or $22.9 million, compared to the prior year period. New deposits to fixed accounts of $174.7 million decreased 21.0%, or $46.5 million, and new deposits to variable accounts of $151.3 million increased 18.5%, or $23.6 million, compared to the prior year period.

Total Retirement assets under management, including fee based mutual fund products, increased 6.6% for the nine month period ended September 30, 2018 as compared to the prior year period. Annuity accumulated value on deposit of $7.0 billion at September 30, 2018 increased 5.5% compared to a year earlier reflecting an increase from new deposits received, market appreciation as well as favorable retention. Accumulated value retention for the variable annuity option was 94.5% and 95.0% for the 12 month periods ended September 30, 2018 and 2017, respectively; fixed annuity retention was 94.2% and 94.5% for the 12 month periods ended September 30, 2018 and 2017, respectively.

Variable annuity accumulated balances of $2.3 billion at September 30, 2018 increased 11.7% compared to September 30, 2017, as positive impacts of deposits and favorable financial market performance and retention offset withdrawals and net transfers to the guaranteed interest rate fixed account option. Fixed annuity accumulated balances of $4.7 billion at September 30, 2018 increased 2.7% compared to September 30, 2017 reflecting new deposits, interest credited and net transfers from the variable annuity accounts. Compared to the nine month period ended September 30, 2017, Retirement contract charges earned increased 14.9%, or $3.1 million.

Life premiums and contract deposits* for the nine month period ended September 30, 2018 increased 3.6%, or $2.9 million, compared to the prior year period. The ordinary life insurance in force lapse ratio was 4.8% for the 12 months ended September 30, 2018, comparable to the prior year period.

Sales*

For the first nine months of 2018, Property and Casualty new annualized sales premiums decreased 4.1% compared to the first nine months of 2017, as a 5.3%, or $3.8 million decline in new automobile sales was offset by growth in property sales of 2.1%, or $0.3 million, compared to the prior year period.

For the nine month period ended September 30, 2018, the total level of Retirement sales deposits increased 3.1% compared to the prior year period reflecting an increase in fee-based deposits, partially offset by a decline in spread-based deposits. For the nine month period ended September 30, 2018, traditional annuity deposits decreased 4.9%, or $16.9 million, compared to the prior year period. New deposits to fixed accounts of $174.7 million decreased

20.5%, or $45.1 million, and new deposits to variable accounts of $151.3 million increased 22.9%, or $28.2 million, compared to the prior year period. Sales deposit activity related to the Retirement Advantage® mutual fund products, as well as other mutual fund offerings, were strong with $57.6 million in the current period compared to $29.0 million in the prior year period.

The Company's introduction of new educator-focused portfolios of term and whole life products in recent years, including a single premium whole life product, as well as the Company's Indexed Universal Life (IUL) product, have contributed to sales of life products. For the first nine months of 2018, sales of Horace Mann's life insurance products totaled $15.1 million, representing an increase of $3.5 million, compared to the prior year period.

Distribution

At September 30, 2018, there was a combined total of 672 Exclusive Distributors, compared to 694 at both December 31, 2017 and September 30, 2017. The Company continues to expect higher quality standards for Exclusive Distributors to focus on improving both customer experiences and agent productivity in their respective territories. The dedicated sales force is supported by the Company’s customer contact center which provides a means for educators to begin their experience directly with the Company, if that is their preference. The Customer Contact Center is also able to assist educators in territories which are not currently served by an Exclusive Distributor.

Net Investment Income

For the three and nine month periods ended September 30, 2018, net investment income of $99.1 million and $288.1 million increased 7.4% and 4.8%, compared to the prior year periods. Net investment income for the three and nine month periods ended September 30, 2018 benefited from a higher level of prepayments as well as favorable returns on alternative investments as compared to the prior year periods. Overall, investment results reflected continued growth in annuity asset balances along with increased alternative investment results offset by the continued low interest rate environment and a concerted effort to increase portfolio quality, which puts pressure on portfolio yield. The Company believes it is late in the credit cycle so the increase in portfolio quality is a proactive action to opportunistically position the portfolio for a recessionary environment and is consistent with our approach in previous credit cycles.

Average invested assets increased 2.6% over the 12 months ended September 30, 2018. The average pretax yield on the total investment portfolio for the nine month period ended September 30, 2018 of 5.2% (4.1% after tax) was higher when compared to the prior year period. During the nine month period ended September 30, 2018, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with the Company’s overall conservative investment guidelines.

Net Investment Gains (Losses) - Pretax

For the three month period ended September 30, 2018, net investment gains were $2.9 million compared to net investment losses of $3.5 million in the prior year period and the results from the current quarter include $2.0 million of net investment gains due to the change in fair value of the equity securities portfolio.

For the nine month period ended September 30, 2018, net investment gains were $1.9 million compared to net investment losses of $1.7 million in the prior year period and the results from the current year period include $4.3 million of net investment losses due to the change in fair value of the equity securities portfolio.

The Company, from time to time, sells securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity and Equity Securities Portfolios

The table below presents the Company’s fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of the Company’s corporate bond holdings (based on fair value). Compared to December 31, 2017, credit spreads were wider within investment grade and tighter in high yield, and the 10-year U.S. Treasury rate rose 65 basis points to 3.06%, which resulted in lower net unrealized investment gains on the fixed maturity securities portfolio at September 30, 2018.

($ in millions)	September 30, 2018
	Number of Issuers	Fair Value	Amortized Cost	Pretax Net Unrealized Investment Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	126	$658.4	$653.4	$5.0
Insurance	61	261.9	249.9	12.0
Technology	35	179.7	179.9	(0.2)
Real Estate	41	177.3	178.0	(0.7)
Energy (1)	57	172.0	166.8	5.2
HealthCare,Pharmacy	50	140.9	139.3	1.6
Utilities	42	123.2	112.7	10.5
Transportation	37	112.8	111.4	1.4
Telecommunications	19	74.9	70.9	4.0
Broadcasting and Media	17	71.1	68.3	2.8
All other corporates (2)	191	363.3	359.9	3.4
Total corporate bonds	676	2,335.5	2,290.5	45.0
Mortgage-backed securities
U.S. Government and federally sponsored agencies	237	435.5	431.5	4.0
Commercial (3)	152	638.6	657.5	(18.9)
Other	31	85.7	86.0	(0.3)
Municipal bonds (4)	451	1,883.7	1,783.7	100.0
Government bonds
U.S.	41	782.6	802.5	(19.9)
Foreign	15	95.0	92.9	2.1
Collateralized loan obligations (5)	127	655.0	655.5	(0.5)
Asset-backed securities	111	617.5	619.4	(1.9)
Total fixed maturity securities	1,841	$7,529.1	$7,419.5	$109.6

Equity securities
Non-redeemable preferred stocks	12	$58.6
Common stocks	89	55.4
Closed-end fund	1	19.2
Total equity securities	102	$133.2

Total	1,943	$7,662.3
________________

(1)	At September 30, 2018, the fair value amount included $10.7 million which were non-investment grade.

(2)
The All other corporates category contains 19 additional industry sectors. Gaming, natural gas, food and beverage, metal and mining and retail represented $229.7 million of fair value at September 30, 2018, with the remaining 14 sectors each representing less than $28.0 million.

(3)	At September 30, 2018, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, 42.3% are tax-exempt and 77.0% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2018.

(5)
Based on fair value, 97.2% of the collateralized loan obligation securities were rated investment grade by Standard and Poor’s Corporation (S&P), Moody’s Investors Service, Inc. (Moody’s) and/or Fitch Ratings (Fitch) at September 30, 2018.

At September 30, 2018, the Company’s diversified fixed maturity securities portfolio consisted of 2,973 investment positions, issued by 1,841 entities, and totaled approximately $7.5 billion in fair value. This portfolio was 96.9% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for "AAA" or "AA" rated securities, 0.4% of invested assets for "A" or "BBB" rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity and equity securities portfolios by rating category. At September 30, 2018, 96.0% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. At September 30, 2018, the Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

($ in millions)	Percent of Portfolio
	Fair Value		September 30, 2018
	December 31, 2017	September 30, 2018	Fair Value	Amortized Cost
Fixed maturity securities
AAA	7.4%	8.7%	$655.2	$653.7
AA (2)	40.4	41.8	3,144.9	3,124.7
A	23.8	23.5	1,775.1	1,714.8
BBB	24.8	22.7	1,709.5	1,684.1
BB	2.2	2.2	163.4	163.4
B	0.6	0.5	38.0	37.8
CCC or lower	0.1	0.1	0.7	0.7
Not rated (3)	0.7	0.5	42.3	40.3
Total fixed maturity securities	100.0%	100.0%	$7,529.1	$7,419.5
Equity securities
AAA	—	—	—
AA	—	—	—
A	—	—	—
BBB	45.4%	44.0%	$58.6
BB	—	—	—
B	—	—	—
CCC or lower	—	—	—
Not rated	54.6	56.0	74.6
Total equity securities	100.0%	100.0%	$133.2

Total			$7,662.3
________________

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At September 30, 2018, the AA rated fair value amount included $782.6 million of U.S. Government and federally sponsored agency securities and $661.5 million of mortgage-backed and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P, Moody’s or Fitch.

At September 30, 2018, the fixed maturity securities portfolio had $123.6 million pretax of gross unrealized losses on $3,698.9 million of fair value related to 1,483 positions. Of the investment positions with gross unrealized losses, there were none trading below 80.0% of the carrying value at September 30, 2018.

The Company views the unrealized investment losses of all of the fixed maturity securities at September 30, 2018 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of OTTI.

Benefits, Claims and Settlement Expenses

($ in millions)	Three Months Ended September 30,		Change From Prior Year		Nine Months Ended September 30,		Change From Prior Year
	2018	2017	Percent	Amount	2018	2017	Percent	Amount

Property and Casualty	$140.0	$114.9	21.8%	$25.1	$407.7	$384.9	5.9%	$22.8
Retirement	1.5	1.6	-6.3%	(0.1)	4.8	4.0	20.0%	0.8
Life	20.3	18.4	10.3%	1.9	61.2	56.0	9.3%	5.2
Total	$161.8	$134.9	19.9%	$26.9	$473.7	$444.9	6.5%	$28.8

Property and Casualty catastrophe losses, included above (1)	$32.2	$8.6	274.4%	$23.6	$68.8	$58.2	18.2%	$10.6
________________

(1) Property and Casualty catastrophe losses were incurred as follows:
	2018	2017
Three months ended
March 31	$9.8	$17.2
June 30	26.8	32.4
September 30	32.2	8.6
Total year-to-date	$68.8	$58.2

Property and Casualty Claims and Claim Expenses (Losses)

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Incurred claims and claim expenses:
Claims occurring in the current year	$140.0	$115.4	$408.0	$387.0
Decrease in estimated reserves for claims occurring in prior years (1)	—	(0.5)	(0.3)	(2.1)
Total claims and claim expenses incurred	$140.0	$114.9	$407.7	$384.9

Property and Casualty loss ratio:
Total	83.0%	70.4%	81.3%	79.8%
Effect of catastrophe losses, included above	19.1%	5.3%	13.7%	12.0%
Effect of prior years’ reserve development, included above	—%	-0.3%	-0.1%	-0.4%
________________

(1)    Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2018	2017
Three months ended
March 31	$(0.3)	$(1.0)
June 30	—	(0.6)
September 30	—	(0.5)
Total year-to-date	$(0.3)	$(2.1)

For the three month period ended September 30, 2018, the Company's benefits, claims and settlement expenses increased $26.9 million or 19.9%, compared to the prior year period.

For the nine month period ended September 30, 2018, the Company's benefits, claims and settlement expenses increased $28.8 million or 6.5%, compared to the prior year period.

For the nine month period ended September 30, 2018, the automobile loss ratio of 76.7% improved by 3.4 points compared to the prior year period reflecting lower catastrophe losses that resulted in 1.5 points of the improvement and continued stabilization in auto loss trends. The property loss ratio of 91.1% for the nine month period ended September 30, 2018, increased 11.9 points compared to the prior year period reflecting higher catastrophe losses that contributed 8.9 points of the increase.

Interest Credited to Policyholders

($ in millions)	Three Months Ended September 30,		Change From Prior Year		Nine Months Ended September 30,		Change From Prior Year
	2018	2017	Percent	Amount	2018	2017	Percent	Amount

Retirement (annuity)	$40.8	$38.8	5.2%	$2.0	$119.4	$114.4	4.4%	$5.0
Life	11.3	11.3	—%	—	33.8	33.8	—%	—
Total	$52.1	$50.1	4.0%	$2.0	$153.2	$148.2	3.4%	$5.0

For the nine month period ended September 30, 2018, the increase in Retirement interest credited reflected a 2.5% increase in average accumulated fixed value on deposit. Life interest credited remained flat.

The annualized net interest spread on fixed annuity assets under management measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The annualized net interest spread on fixed annuity assets under management as of September 30, 2018 was 182 basis points, which benefited from an elevated level of prepayments.

As of September 30, 2018, fixed annuity account values totaled $4.7 billion, including $4.5 billion of deferred annuities. As shown in the table below, for approximately 86.9%, or $3.9 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the expectation for continued low reinvestment interest rates, management anticipates fixed annuity spread compression in future periods. The majority of assets backing the net interest spread on fixed annuity business are invested in fixed maturity securities.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $476.6 million of the Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company’s existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $1.9 million in year one and $5.6 million in year two, further reducing the annualized net interest spread by approximately 4 basis points and 11 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future annualized net interest spreads is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread, based on DAC as of September 30, 2018 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

($ in millions)	September 30, 2018
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	25.9%	$1,161.1	53.8%	16.0%	$624.6
Equal to 2% but less than 3%	6.8	304.4	82.9%	6.5	252.2
Equal to 3% but less than 4%	13.7	614.2	99.9%	15.7	613.8
Equal to 4% but less than 5%	52.4	2,352.8	100.0%	60.4	2,352.8
5% or higher	1.2	53.4	100.0%	1.4	53.4
Total	100.0%	$4,485.9	86.9%	100.0%	$3,896.8

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and other factors discussed herein.

DAC Amortization Expense

DAC amortization expense was $26.2 million for the three month period ended September 30, 2018 compared to $24.2 million for the prior year period, reflecting a $1.4 million pretax increase in Retirement. For Retirement and Life, unlocking resulted in an immaterial change to amortization at September 30, 2018.

DAC amortization expense was $79.4 million for the nine month period ended September 30, 2018 compared to $73.9 million for the prior year period, reflecting a $3.4 million pretax increase in Retirement. For Retirement and Life, unlocking resulted in an immaterial change to amortization at September 30, 2018.

Operating Expenses

For the three month period ended September 30, 2018, operating expenses of $51.0 million increased $6.8 million, or 15.4%, as the Company makes continued investments in targeted strategies to enhance product, distribution, and infrastructure.

For the nine month period ended September 30, 2018, operating expenses of $149.4 million increased $10.3 million, or 7.4%.

The Property and Casualty expense ratio of 26.7% for nine month period ended September 30, 2018 was comparable to the prior year period.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net investment gains (losses), was 19.1% and 17.6% for the nine month periods ended September 30, 2018 and 2017, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 2.8% and 12.5% for the nine month periods ended September 30, 2018 and 2017, respectively. The adoption of a new accounting standard for employee share-based payments on January 1, 2017 reduced the effective income tax rate by 5.3% for the nine month period ended September 30, 2017.

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted by the U.S. government. The Tax Act is generally effective January 1, 2018, and among other changes, reduced the federal corporate income tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax, modified numerous insurance-specific provisions, and further limited deductions for executive compensation. The Tax Act reduced the Company’s effective tax rate by 8.8% for the nine month period ended September 30, 2018. There have been no changes to the provisional items that were reflected in the Company’s December 31, 2017 Consolidated Financial Statements associated with the tax effects of the Tax Act related to partnership investments and discounted loss reserves. No material adjustments related to the provisional items for partnership investments are required and the Company is waiting on guidance from the U.S. Treasury regarding the tax impact on discounted loss reserves. Accounting for the tax effects associated with the Tax Act will be completed in the fourth quarter 2018.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At September 30, 2018, the Company’s federal income tax returns for years prior to 2014 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company’s financial position or results of operations.

Net Income

For the three month period ended September 30, 2018, the Company's net income of $12.5 million decreased $14.0 million. For the nine month period ended September 30, 2018, the Company's net income of $38.6 million decreased $5.5 million. Additional detail is included in the Executive Summary at the beginning of this MD&A.

Net income (loss) by segment and net income per share were as follows:

($ in millions)	Three Months Ended September 30,		Change From Prior Year		Nine Months Ended September 30,		Change From Prior Year
	2018	2017	Percent	Amount	2018	2017	Percent	Amount
Analysis of net income (loss) by segment:
Property and Casualty	$(3.2)	$13.4	-123.9%	$(16.6)	$(4.4)	$2.2	N.M.	$(6.6)
Retirement	12.1	13.6	-11.0%	(1.5)	37.6	36.9	1.9%	0.7
Life	5.3	4.8	10.4%	0.5	15.0	14.3	4.9%	0.7
Corporate and Other (1)	(1.7)	(5.3)	-67.9%	3.6	(9.6)	(9.3)	-3.2%	(0.3)
Net income	$12.5	$26.5	-52.8%	$(14.0)	$38.6	$44.1	-12.5%	$(5.5)

Effect of catastrophe losses, after tax, included above	$(25.4)	$(5.6)	N.M.	$(19.8)	$(54.3)	$(37.8)	43.7%	$(16.5)
Effect of net investment gains (losses), after tax, included above	$2.2	$(2.2)	N.M.	$4.4	$1.5	$(0.8)	N.M.	$2.3

Diluted:
Net income per share	$0.30	$0.64	-53.1%	$(0.34)	$0.93	$1.06	-12.3%	$(0.13)
Weighted average number of common and common equivalent shares (in millions)	41.9	41.6	0.7%	0.3	41.7	41.5	0.5%	0.2

Property and Casualty combined ratio:
Total	110.1%	95.8%		14.3 pts	108.0%	106.5%		1.5 pts
Effect of catastrophe losses, included above	19.1%	5.3%		13.8 pts	13.7%	12.0%		1.7 pts
Effect of prior years’ reserve development,included above	—%	-0.3%		+0.3 pts	-0.1%	-0.4%		+0.3 pts
________________
N.M. - Not meaningful.

(1)
Corporate and Other includes interest expense on corporate debt, net investment gains (losses), corporate debt retirement costs, certain public company expenses and other corporate-level items. The Company does not allocate the impact of corporate-level transactions to the operating segments, consistent with the basis for management’s evaluation of the results of those segments.

As described in footnote (1) to the table above, Corporate and Other reflects corporate-level transactions. Of those transactions, net investment gains (losses) may vary notably between reporting periods and are often the driver of fluctuations in the level of this segment’s net income or loss. For the nine month period ended September 30, 2018, net investment gains after tax were $1.5 million, compared to net investment losses after tax of $0.8 million for the prior year period.

Outlook for 2018

At the time of this Quarterly Report on Form 10-Q, management expects full-year 2018 core earnings* will be in the range of $1.45 to $1.60 per diluted share, which is an update from the previous guidance of $1.90 to $2.10 per diluted share. This projection was revised to account for the significant level of catastrophe and other weather-related losses the Company experienced in the second and third quarters.

Within Property and Casualty, both approved and planned premium rate increases will contribute to a 4 to 5 percent growth in net written premiums. The underlying automobile loss ratio is anticipated to improve by 1.5 to 2.0 points. The underlying property loss ratio is expected to be slightly elevated compared to 2017 due to the higher weather losses. In addition, the contribution of catastrophe losses to the Property and Casualty combined ratio now is expected to be around 11 points.

Net income for Retirement is anticipated to be between $49 to $50 million, reflecting a reduced level of prepayments in the fourth quarter along with the continued impact on the portfolio yield from the low interest rate environment of recent years.

Life net income is expected to be between $18 and $19 million.

Management’s expectations for full-year 2018 core earnings anticipate the Company’s continued initiatives to enhance the customer experience as well as improve infrastructure. This will result in a modest increase in expense levels for all segments compared to 2017 and is in line with the original guidance. In the Property and Casualty segment, the full-year expense ratio is expected to increase to 27 percent.

Management’s full-year expectations also encompass the impacts of the Tax Cuts and Jobs Act of 2017, which is expected to result in an overall effective tax rate of between 16% and 18%.

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

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2018 and 2017, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company engaged in such relationships.

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

As a holding company, HMEC conducts its principal operations in the personal lines segment of the Property and Casualty and Life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premiums, contract deposits and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the nine month period ended September 30, 2018, net cash provided by operating activities decreased $19.7 million, or 8.3%, compared to the prior year period.

Payments of principal and interest on debt, dividends to shareholders and parent company operating expenses is largely dependent on the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2018 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $94.0 million, of which $42.0 million was paid during the nine month period ended September 30, 2018. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs. Additional information is contained in Notes to Consolidated Financial Statements -- Note 10 -- Statutory Information and Restrictions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company’s annuity business produced net negative cash flows in the first nine months of 2018. For the nine month period ended September 30, 2018, receipts from annuity contracts decreased $22.9 million, or 6.6%, compared to the prior year period, as described in Results of Operations -- Insurance Premiums and Contract Charges. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values increased $38.4 million, or 13.0%, compared to the prior year period.

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

The total capital of the Company was $1,602.0 million at September 30, 2018, including $297.7 million of long-term debt. Total long-term debt represented 19.5% of total capital excluding net unrealized investment gains on securities (18.6% including net unrealized investment gains on securities) at September 30, 2018, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,304.3 million at September 30, 2018, including net unrealized investment gains on securities in the Company’s investment portfolio of $76.0 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. The market value of the Company’s common stock and the market value per share were $1,842.7 million and $44.90, respectively, at September 30, 2018. Book value per share was $31.78 at September 30, 2018 ($29.93 excluding net unrealized investment gains on securities).

Additional information regarding net unrealized investment gains on securities in the Company’s investment portfolio at September 30, 2018 is included in Note 2 - Investments - Net Unrealized Investment Gains (Losses) on Securities contained in this Quarterly Report on Form 10-Q.

Total dividends paid to shareholders was $35.0 million for the nine month period ended September 30, 2018. In March, May and September 2018, the Board of Directors announced regular quarterly dividends of $0.285 per share.

For the nine month period ended September 30, 2018, the Company repurchased 2,161 shares of its common stock at an average price per share of $39.53 under its share repurchase program, which is further described in Notes to Consolidated Financial Statements -- Note 9 -- Shareholders’ Equity and Common Stock Equivalents of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, $27.8 million remained authorized for future share repurchases under the repurchase program.

As of September 30, 2018, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes due 2025), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the Notes to Consolidated Financial Statements -- Note 7 -- Debt of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of September 30, 2018, the Company had $50.0 million outstanding with Federal Home Loan Bank (FHLB). In 2017, HMIC purchased common stock to meet the activity-based requirement for membership. For FHLB borrowings, the Board has authorized a maximum amount equal to the greater of 10% of admitted assets or 20% of surplus of the consolidated property and casualty companies. For the total $50.0 million received, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 2.4% as of September 30, 2018. HMIC's FHLB borrowings of $50.0 million are included in Long-term debt on the Consolidated Balance Sheet.

Effective June 27, 2018, the Bank Credit Facility was amended and restated to extend the commitment termination date to June 27, 2023 from the previous termination date of July 30, 2019. As of September 30, 2018, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on June 27, 2023. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2018.

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

Assigned ratings as of October 31, 2018 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 with the exception of Moody's. In October 2018, Moody's upgraded Horace Mann's rating on the Senior Notes from Baa3 with a positive outlook to Baa2 with a stable outlook. They also upgraded the Property and Casualty and Life ratings from A3 with a positive outlook to A2 with a stable outlook. Assigned ratings were as follows (the insurance financial strength ratings for the Company’s Property and Casualty insurance subsidiaries and the Company’s principal Life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of October 31, 2018
S&P	A	(stable)	BBB	(stable)
Moody’s	A2	(stable)	Baa2	(stable)
A.M. Best	A	(stable)	bbb	(stable)
Fitch	A	(stable)	BBB	(stable)

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

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also Results of Operations -- Net Investment Gains (Losses) - Pretax.

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

Item 4:   Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2018 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

There is also activity at the state level. The NAIC has proposed amendments to its Suitability in Annuity Transactions model regulation, including incorporation of a requirement that a recommendation be in the consumer's best interest. Nevada passed a fiduciary statute, New York has amended its suitability regulation, and other states are considering passing their own "fiduciary rules". In view of the Fifth Circuit decision vacating the DOL fiduciary rule, there may be increased state activity in this arena.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On December 7, 2011, the Company’s Board of Directors (the Board) authorized a share repurchase program allowing repurchases of up to $50.0 million of Horace Mann Educators Corporation’s Common Stock, par value $0.001 (the 2011 Plan). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three month period ended September 30, 2018, the Company did not repurchase shares of HMEC common stock. As of September 30, 2018, $27.8 million remained authorized for future share repurchases.

Item 5:   Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three month period ended September 30, 2018 which has not been filed with the SEC.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 8, 2018	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 8, 2018	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	November 8, 2018	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Vice President, Controller and
Principal Accounting Officer