Form 10-K
period 2018-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2019-03-01
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No   X

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2018, was $1,792.2 million.

As of February 15, 2019, the registrant had 40,986,161 shares of Common Stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

HORACE MANN EDUCATORS CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2018

PART I

ITEM 1.    Business

Measures within this Annual Report on Form 10-K that are not based on accounting principles generally accepted in the U.S. (non-GAAP) are marked with an asterisk (*). An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) in the Appendix to the Company's Fourth Quarter 2018 Investor Supplement.

Forward-looking Information

It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in Item 1A and in Item 7 of this report.

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

The Company's insurance premiums written and contract deposits* for the year ended December 31, 2018 were $1.2 billion and net income was $18.3 million. The Company's total assets were $11.0 billion at December 31, 2018. The Company's investment portfolio had an aggregate fair value of $8.3 billion at December 31, 2018 and consisted primarily of investment grade, publicly traded fixed maturity securities.

The Company conducts and manages its business through four reporting segments. The three operating segments, representing the major lines of insurance business, are: Property and Casualty, Retirement and Life. The Company does not allocate the impact of corporate-level transactions to the three operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fourth reporting segment, Corporate and Other. Property and Casualty, Retirement, and Life accounted for 55.2%, 35.5% and 9.3%, respectively, of the Company's insurance premiums written and contract deposits for the year ended December 31, 2018.

The Company is one of the largest participants in the K-12 educator portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company's 403(b) tax-qualified annuities are voluntarily purchased by individuals employed by public school systems or other tax-exempt organizations through the employee benefit plans of those entities. The Company has 403(b) payroll deduction capabilities utilized by approximately 30% of the 13,200 public school districts in the U.S.

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge through the Investors section of the Company's website, www.horacemann.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The EDGAR filings of such reports are also available at the SEC's website, www.sec.gov.

Also available in the Investors section of the Company's website are its corporate governance principles, code of conduct, code of ethics, and corporate social responsibility reports, as well as the charters of the HMEC Board of Director's (Board) Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee, and Nominating and Governance Committee. Copies also may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, Springfield, Illinois 62715-0001.

On May 29, 2018, the Chief Executive Officer (CEO) of HMEC submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (NYSE) without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2017, the CEO and Chief Financial Officer (CFO) certifications required under Section 302 of the Sarbanes-Oxley Act.

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

Corporate Strategy

The Horace Mann vision is to be the company of choice to provide financial solutions for all educators and others who serve their communities. Management believes the unique value of the Company is providing solutions tailored for educators at each stage of their lives, empowering them to achieve lifelong financial success.
Education Market
Horace Mann serves customers in roughly one-third of the K-12 public school districts in the U.S., with significant opportunity to grow in this niche market. The U.S. Department of Education estimates that there are approximately 6.4 million K-12 public school teachers, administrators and support staff nationwide, a number that is steadily growing. Adjacent markets such as private education staff offer further opportunity.
Because of the focus on this niche market, the Company has a homogeneous customer set with similar characteristics and preferred risk profiles. This allows for more precise underwriting processes and more targeted marketing operations, amplifying the benefit of successful approaches.
In addition, the Company has taken steps to increase its "business-to-business" value to administrators and business officials who make decisions on financial solution providers at the school district level.
Growth Strategy
Horace Mann is implementing a long-term growth strategy designed to provide solutions for the full range of the education market’s financial needs through "PDI":

•	Products designed to meet educators’ needs and protect their unique risks;

•	Knowledgeable, trusted distribution tailored to educator preferences; and

•	Modern, scalable infrastructure that is easy to do business with.

The Company has undertaken a continuous business development process to analyze how to best achieve these strategic objectives: To build capabilities internally, leveraging internal resources; to partner with organizations with specific expertise; or to take advantage of unique opportunities to purchase specific elements to accelerate profitable growth over the long term.
Taking advantage of internal subject matter experts and institutional knowledge, product development has largely been completed internally. In particular, the Retirement and Life product suites have been updated to offer more contemporary investment options with features that meet educators’ risk tolerances.
For coverages Horace Mann does not have the scale or risk tolerance to offer, the Company identifies partners and executes agreements to sell their products through the Horace Mann General Agency. This allows Horace Mann to be the primary point of contact for customers’ financial needs, building brand affinity and loyalty.

In some cases inorganic development has made the most sense financially, and the Company decided to acquire capabilities. In 2018, the Company announced plans to acquire:

•
National Teachers Associates (NTA), a fellow insurer focused on the education market with complementary products and distribution. Headquartered in a suburb of Dallas, family-owned NTA specializes in developing, marketing and underwriting supplemental insurance products, including cancer and heart.

•
Benefit Consultants Group (BCG), a retirement plan provider with strong employer plan infrastructure and competencies based in Cherry Hill, NJ. BCG expands Horace Mann’s strategic capabilities in the retirement market.

Relevant Products
At the core of Horace Mann’s value proposition is the commitment to providing relevant products and solutions to address the issues that educators face at each stage of their career and life. For example:
For young educators new to the profession, student loan debt often precludes saving for retirement, at the point when those savings would have the most time to grow and make a significant impact at retirement age. Through the Company’s Student Loan Solutions program, educators receive complimentary financial guidance to pursue public servant forgiveness or alternate repayment programs, or consolidate loans at a lower rate, freeing up money to begin a savings program.
For mid-career educators, protecting their loved ones and assets in case of the unexpected becomes a priority. Horace Mann helps provide security and peace of mind by using a consultative sales approach for life insurance and property and casualty coverages.
For educators preparing to retire, the viability of their pension and retirement plans is top of mind. Horace Mann agents are well-versed in state teacher retirement systems, and can help with retirement income modeling and supplemental plans.
Other solutions are valuable to educators across all career stages. A recurring issue for a majority of teachers is spending their own money on classroom supplies. Horace Mann trains its agents to provide in-school workshops on how to optimize classroom crowdfunding opportunities, primarily DonorsChoose.org, to free up money to put toward educators’ own financial goals.
With the acquisition of NTA, the Company will be able to address educators’ need for supplemental insurance, such as cancer, heart and accident. The defined dollar benefit can be used for medical or non-medical costs of an accident, illness or health emergency, which can help customers address unexpected issues without needing to draw down retirement or other savings.
Trusted Distribution
Horace Mann aims to provide multiple complementary distribution channels to meet individual educator preferences. The largest component of this strategy is the Company’s more than 700 Exclusive Distributors with strong school district relationships. These local agents serve as a school district partner, providing financial wellness workshops in schools, consulting with educators and administrators, and supporting school events and activities. This trusted adviser model builds particularly strong brand loyalty and affinity. With the acquisition of NTA, the Company will gain more than 200 additional captive agents in largely complementary geographies.

To build brand awareness and encourage market access, the Company partners with multiple national, state and local associations to reach educators. Through strategic alliances with the American Association of School Administrators (AASA), The School Superintendents Association; and the Association of School Business Officials (ASBO), the Company builds relationships with administrators. Through partnerships with the National Education Association (NEA), as well as state and local affiliates, the Company can build credibility with individual educators.

To meet the preferences of customers who prefer "on demand" services, the Company’s direct sales team can provide coverage over the phone. Customers can secure auto, home and life quote and coverage comparisons online.

Modern Infrastructure

The Company is implementing a multi-year effort to upgrade its infrastructure to provide a superior customer experience. The Retirement and Life administration systems have been enhanced for faster, more accurate processes; a substantial reduction in the amount of time it takes to issue Life policies; and improved ease of doing business for both customers and agents. The Property and Casualty administration system upgrade has completed its first phase, reducing claims cycle time and providing more insight into customer and loss trends. In addition, the Company has implemented several initiatives to successfully improve the Company Net Promoter Score (NPS), a leading measure of customer satisfaction.

Through the acquisition of BCG, Horace Mann strengthens its retirement platform to better meet the needs of employers, as well as other worksite capabilities. This will strengthen Horace Mann's value proposition and enhance its retirement plan infrastructure and offerings for school districts.

Reporting Segments

Horace Mann conducts business primarily in four reporting segments: Property and Casualty, Retirement, Life and Corporate and Other.

These Segments are defined based on the way management organizes the segments for making operating decisions and assessing performance. Management maintains discrete financial information by these segments to evaluate performance and allocate resources.

The calculations of segment data are described in more detail in Item 8, Note 14 of the Consolidated Financial Statements in this report. Some of the information is discussed in this section, where the business operations of each segment are explained. The financial performance of each segment is discussed in Item 7 of this report.

Property and Casualty

The Company's primary Property and Casualty insurance products include private passenger automobile insurance and residential home insurance. The Company's automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

	Year Ended December 31, 2018
	% of Total Written Premium/ Contract Deposits	% of P&C Written Premium	Policies in Force Count

Automobile	38.1%	69.0%	462,778
Property and other liability	17.1%	31.0%	212,927
Total	55.2%	100.0%	675,705

The Company offers standard auto coverages, including liability, collision and comprehensive. Horace Mann customers are mostly preferred risks, while the Company utilizes partner carriers for non-standard auto coverages. Property coverage includes both homeowners and renters policies. For both auto and property coverage, the Company offers educators a discounted rate and the Educator Advantage® package of features. This includes value-added benefits specifically for educators, such as liability coverage for transporting students in an insured vehicle and reimbursement for stolen school fundraising items.

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

Catastrophe Costs (Pretax)

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs for the Company for the last ten years are shown in the following table.

Catastrophe Costs (1)
($ in millions)

Year	Month	Event Description	States/Region	Total
2018				$114.1
	March	Winter Storm	Northeastern U.S.	5.4
	June	Wind, Hail	CO, UT	9.8
	July	Carr Fire	CA	7.0
	September	Hurricane Florence	Southeast and Mid-Atlantic U.S.	14.0
	October	Hurricane Michael	Southeastern U.S.	4.0
	November	Camp Fire	CA	38.0
		All other single events less than $5.0 million		35.9
2017				$61.8
	February	Wind, Hail, Tornado	Multi-State	11.0
	May	Wind, Hail, Tornado	CO	8.8
	June	Wind, Hail	MN (primarily)	8.0
	August	Hurricane Harvey	Southeastern U.S.	5.0
	August	Hurricane Irma	Eastern U.S.	2.5
		All other single events less than $5.0 million		26.5
2016				$60.0
	April	Wind, Hail	Multi-State	9.2
	September	Hurricane Matthew	Southeastern U.S.	10.0
		All other single events less than $5.0 million		40.8
2015				$44.4
	February	Winter Storm	Multi-State	8.9
		All other single events less than $5.0 million		35.5
2014				$37.5
	May	Wind, Hail	Multi-State	8.5
		All other single events less than $5.0 million		29.0
2013				$40.2
	May	Wind, Hail, Tornado	Multi-State	10.1
	August	Wind, Hail, Tornado	CO, MN, SD, WI	7.9
		All other single events less than $5.0 million		22.2
2012				$43.3
	March	Wind, Hail, Tornado	Multi-State	6.6
	April	Wind, Hail, Tornado	Multi-State	6.6
	May	Wind, Hail, Tornado	Multi-State	5.8
	June	Wind, Hail, Tornado	Multi-State	11.9
	August	Hurricane Isaac	Multi-State	4.0
	October	Hurricane/Superstorm Sandy	Eastern and Mid-Atlantic U.S.	2.8
		All other single events less than $5.0 million		5.6
2011				$86.0
	April	Wind, Hail, Tornado	Multi-State	28.0
	May	Wind, Hail, Tornado	Multi-State	17.6
	June	Wind, Hail, Tornado	Multi-State	8.5
	August	Hurricane Irene	NC	8.0
		All other single events less than $5.0 million		23.9
2010				$49.2
	May	Wind, Hail, Tornado	Multi-State	8.3
	June	Wind, Hail, Tornado	Multi-State	12.1
	July	Wind, Hail, Tornado	Multi-State	5.5
	October	Wind, Hail, Tornado	Multi-State	7.7
		All other single events less than $5.0 million		15.6
2009				$33.1
	June	Wind, Hail, Tornado	Multi-State	6.3
	July	Wind, Hail, Tornado	Multi-State	9.3
		All other single events less than $5.0 million		17.5

(1)	Net of reinsurance and before income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums; excludes unallocated loss adjustment expenses.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company's claims and claim adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses.

Impact of Catastrophe Losses
($ in millions)

	Year Ended December 31,
	2018	2017	2016

Claims and claim expenses incurred (1)	$547.7	$496.3	$464.1
Deduct: amount attributable to catastrophes (2)	107.3	61.8	60.0
Excluding catastrophes (1)	$440.4	$434.5	$404.1

Claims and claim expense payments	$532.0	$481.1	$468.8
Deduct: amount attributable to catastrophes (2)	97.5	65.6	62.0
Excluding catastrophes	$434.5	$415.5	$406.8

(1)	Includes the impact of development of prior years' reserves as quantified in Property and Casualty Reserves.

(2)	Net of reinsurance and before income tax benefits. Includes allocated loss adjustment expenses; excludes unallocated loss adjustment expenses.

Property and Casualty Reserves

Property and Casualty unpaid claims and claim expenses (loss reserves) represent management's estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The Company calculates and records a single best estimate of the reserve as of each reporting date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate Property and Casualty reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending Property and Casualty insurance claims and claim expense reserves and reserve development recorded in each of the three years ended December 31, 2018, see Item 8, Note 5 of the Consolidated Financial Statements, and Item 7, Critical Accounting Estimates and Results of Operations for the Property and Casualty Segment for the Three Years Ended December 31, 2018 in this report.

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

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Past due reinsurance recoverables as of December 31, 2018 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2018, the Company's catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (FHCF). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25.0 million per occurrence up to $175.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million. The Company's 2019 catastrophe excess of loss coverage is unchanged from 2018.

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

For liability coverages, in 2018 the Company reinsured each loss above a retention of $1.0 million up to $5.0 million per occurrence and $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply. The Company's 2019 liability coverages are unchanged from 2018.

The Company markets personal lines excess liability policies. The limits of these policies are $1.0 million to $5.0 million in excess of $0.5 million of underlying auto and homeowners liability coverage. The Company reinsures these policies on a quota share basis with General Reinsurance Corporation (GRC). GRC assumes 95% of losses, including allocated loss adjustment expenses and premiums for all states except Massachusetts. For business written in the state of Massachusetts, the quota share portion is 75%.

For auto insurance sold in Michigan, Personal Injury Protection (PIP) coverage is unlimited in compliance with Michigan state law. The Company participates in the Michigan Catastrophic Claims Association (MCCA). For policies issued in 2018, MCCA reimburses PIP losses including allocated loss adjustment expenses in excess of $0.6 million.

For property coverages, in 2018 the Company reinsured each loss above a retention of $1.0 million up to $5.0 million per risk, including catastrophe losses. Also, the Company could submit to the reinsurers two per risk losses from the same occurrence for a total of $8.0 million of property recovery in any one event. The Company's 2019 property coverages are unchanged from 2018.

The following table identifies the Company's most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (A.M. Best) and Standard & Poor's Global Inc. (S&P) as of January 1, 2019. No other single reinsurer's percentage participation in 2019 or 2018 exceeds 5%.

Property Catastrophe First Event Excess of Loss
Reinsurance Participants In Excess of 5%

A.M. Best	S&P			Participation
Rating	Rating	Reinsurer	Parent	2019	2018

A	A+	Lloyd's of London Syndicates		28%	31%
NR	AA-	R+V Versicherung AG	DZ BANK AG	8%	8%
A+	AA-	Swiss Re Underwriters Agency, Inc.	Swiss Re Ltd.	7%	7%
A+	AA-	SCOR Global P&C SE	SCOR SE	7%	7%

NR - Not rated.

For both 2019 and 2018, remaining property catastrophe reinsurers representing 100% of the Company's aggregate reinsured catastrophe coverage were rated A- (Excellent) or above by A.M. Best.

Retirement

Educators in the Company's target market continue to benefit from the provisions of Section 403(b) of the Internal Revenue Code (Code). This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to utilize pretax income to make periodic contributions to a qualified retirement plan (also see Regulation — Regulation at Federal Level). The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the K-12 educator portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has 403(b) payroll deduction capabilities utilized by approximately 30% of the 13,200 public school districts in the U.S. Of the Company's new annuity contract deposits in 2018, 57.2% were for 403(b) tax-qualified annuities and 61.9% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2018, premium written* by Retirement represented 35.5% of the Company's consolidated insurance premiums written and contract deposits.

The Company markets both fixed and variable annuity contracts, primarily on a tax-qualified basis. Fixed only annuities provide a guarantee of principal and a guaranteed minimum rate of return. These contracts are backed by the Company's general account investments. The Company bears the investment risk associated with the investments and may change the declared interest rate on these contracts subject to contract guarantees. The Company also offers fixed indexed annuity (FIA) products with interest crediting strategies linked to the S&P 500 Index and the Dow Jones Industrial Average (DJIA). These products are fixed annuities with a guaranteed minimum interest rate, as described above, plus a contingent return based on equity market performance. The Company purchases call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the indexed products. See Item 8, Notes to Consolidated Financial Statements, Note 4, for more information.

Variable annuities combine a fixed account option with equity-linked and bond-linked sub-account options. In general, contractholders bear the investment risk related to the variable annuity sub-accounts and may change their allocation at any time between the guaranteed interest rate fixed account and the wide range of variable investment options. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, contractholders are able to choose the investment mix that matches their personal risk tolerance and retirement goals. The Company's sub-account options also include both lifecycle funds and asset allocation funds. These all-purpose funds have assets allocated among multiple investment classes within each fund based on a specific targeted retirement date or risk tolerance.

Variable annuity contracts with a guaranteed minimum death benefit (GMDB) provide an additional benefit if the contractholder dies and the contract value is less than a contractually defined amount. The Company has a relatively low exposure to GMDB risk as 30.0% of contract values have no guarantee; 64.6% have only a return of premium guarantee; and only 5.4% have a guarantee of premium roll-up at an annual rate of 3.0% or 5.0%.

As of December 31, 2018, the Company had 102 variable sub-account options including funds managed by some of the best known names in the mutual fund industry such as AllianceBernstein, American Funds, Ariel, BlackRock, Calvert, Davis, Dreyfus, Fidelity, Franklin Templeton, Goldman Sachs, JPMorgan, Lord Abbett, MFS, Neuberger Berman, Putnam, T. Rowe Price, Vanguard, Wells Fargo and Wilshire, offering the Company's customers multiple investment options to address their personal investment objectives and risk tolerance. These funds have been selected with the assistance of Wilshire Associates, the Company's fund advisor, until October 1, 2018 when they were replaced by SWBC Retirement Plan Services. The fund advisor provides oversight and input to fund manager additions and replacements. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2018 was $6.7 billion.

In 2017, the Company introduced the Personal Retirement Planner (PRP) annuity series, replacing its previous individual annuity lineup. The PRP series includes a flexible premium deferred variable annuity, a flexible premium deferred fixed indexed annuity, a single premium deferred fixed annuity and a single premium immediate annuity. Consistent across all of these products is the elimination of any surrender charges for early withdrawal. This is supported by a revision in the compensation structure for the Company's Exclusive Distributors which pays them a consistent level percentage of account value each year in lieu of paying commissions up front on each deposit. The two fixed deferred annuity products each contain a market value adjustment clause to help mitigate disintermediation risk. The variable annuity offers a wide array of variable sub-accounts that are devoid of any revenue sharing or 12b-1 fees to provide greater fee transparency. The single premium deferred fixed annuity allows the customer to lock-in a fixed interest rate for a single lump sum payment for a period of 5, 7 or 10 years. FIA provides an opportunity for potentially greater credited interest over the long term than traditional fixed rate annuities by linking the credited interest rates to changes in a market index. In late 2018, the Company reintroduced two traditional fixed rate annuities and the original FIA from the previous annuity portfolio. This was done to expand the choices available to the Company's customers, particularly for customers who prefer the certainty of a declining surrender charge versus the unknown potential impact of a market value adjustment. These products also offer up-front premium bonuses which were eliminated in the 2017 product portfolio.

In addition to variable annuities, the Company administers the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans. This platform combines a wide array of mutual funds integrated with a group unallocated fixed annuity stable value fund. This platform provides the Company with greater flexibility to offer customized 403(b)(7) and other qualified plan solutions to better meet the needs of school districts and other non-for-profit plan sponsors. With the acquisition of BCG, the Company expects to migrate the administration of its Retirement Advantage® platform from a third-party vendor to the BCG platform and it expects to offer its Group Unallocated Fixed Annuity as a stable value option within a number of the 401(k) plans BCG administers.

To further assist registered representatives in delivering the Horace Mann Value Proposition, the Company has entered into third-party vendor agreements with American Funds Distributors, Inc. and Fidelity Distributors Corporation, to market their respective 529 college savings programs, and a brokerage clearing arrangement with Raymond James Financial, Inc. In addition, the Company's Investment Advisor Representatives offer investment portfolios managed by unaffiliated registered investment advisors. With the recent expansion of the Company’s annuity lineup and introduction of the Retirement Advantage® platform, the Company has significantly reduced its utilization of third-party vendor products to help fill the life and retirement needs not met by products manufactured by the Company. But that capability of selling third-party manufactured products and receiving a fee on such sales remains in place where opportunity arises.

Life

The Company entered the individual life insurance business in 1949. The Company offers traditional term and whole life insurance products and, from time to time, revises products and product features or develops new products. Additionally, the Company offers a discount for educator customers.

($ in millions)	Year Ended December 31, 2018
	% of Total Written Premium/ Contract Deposits	% of Life Written Premium	Life Insurance in Force	Policies in Force Count

Whole life, term and group	5.5%	59.1%	$14,680	146,439
Experience life and indexed universal life	3.8%	40.9%	3,598	52,075
Total	9.3%	100.0%	$18,278	198,514

During 2018, the average face amount of ordinary life insurance policies issued by the Company was approximately $186,000 and the average face amount of all ordinary life insurance policies in force at December 31, 2018 was approximately $108,000.

The Company offers a lineup of several product portfolios. Life by Design is a portfolio of Horace Mann manufactured and branded life insurance products which specifically address the financial planning needs of educators. The Life by Design portfolio features individual whole life and individual term products, including 10, 20 and 30-year level term policies. The Life by Design policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts.

The Company offers a combination product called Life Select that mixes a base of either traditional whole life, 20-pay life or life paid-up at age 65 with a variety of term riders to allow for more flexibility in tailoring the coverage to customers' varying life insurance needs. Additional products and features include single premium whole life products, as well as a preferred plus underwriting category and $0.5 million and $1.0 million rate band enhancements for term products. The Company offers Cash Value Term — a term policy that builds cash value while providing the income protection of traditional level term life insurance.

The Company offers an indexed universal life (IUL) product with interest crediting strategies linked to the S&P 500 Index and the DJIA offering a contingent return based on equity market performance. Along with expanded product offerings, new marketing support tools continue to be introduced to aid the agency force. After December 31, 2006, the Company no longer issues new policies for its Experience Life product, a flexible, adjustable-premium life insurance contract that includes availability of an interest-bearing account.

Life Reinsurance

The maximum individual life insurance risk retained by the Company is $300,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are rated A (Excellent) or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. In 2018, the Company reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. For 2019, the Company's catastrophe risk coverage is unchanged. The Company's life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

Corporate and Other

Corporate and Other includes capital raising activities (including debt financing and related interest expense), net investment gains (losses), certain public company expenses and other corporate-level transactions (including expenses related to business acquisition activity). The Company does not allocate the impact of corporate-level transactions to the operating segments, consistent with the basis for management's evaluation of the results of those segments.

Geographic Composition of Business

The Company's business is geographically diversified. For the year ended December 31, 2018, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 8.3%; Texas, 7.3%; North Carolina, 6.5%; Minnesota, 5.8%; and South Carolina, 5.7%.

HMEC's property and casualty subsidiaries are licensed to write business in 48 states and the District of Columbia. The following table shows the Company's top ten Property and Casualty states based on total direct premiums.
Property and Casualty Segment Top Ten States
($ in millions)

	Property and Casualty Segment
	2018 Direct Premiums (1)	Percent of Total
State
California	$75.6	10.9%
Texas	61.8	8.9
North Carolina	49.3	7.1
Minnesota	39.6	5.7
South Carolina	34.3	5.0
Louisiana	32.6	4.7
Georgia	31.3	4.5
Florida	29.5	4.3
Pennsylvania	24.0	3.5
Colorado	21.8	3.2
Total of top ten states	399.8	57.8
All other areas	292.3	42.2
Total direct premiums	$692.1	100.0%

(1)	Defined as earned premiums before reinsurance as determined under statutory accounting principles.

HMEC's principal life insurance subsidiary is licensed to write business in 48 states and the District of Columbia. The following table shows the Company's top ten combined Life and Retirement states based on total direct premiums and contract deposits.

Combined Life and Retirement Segments Top Ten States
($ in millions)

	2018 Direct Premiums and Contract Deposits (1)	Percent of Total
State
South Carolina	$36.9	6.6%
Pennsylvania	35.8	6.4
Minnesota	32.7	5.8
North Carolina	31.6	5.6
Florida	31.1	5.6
Texas	30.1	5.4
California	28.7	5.1
Indiana	25.7	4.6
Virginia	24.4	4.4
Illinois	24.2	4.3
Total of top ten states	301.2	53.8
All other areas	258.3	46.2
Total direct premiums	$559.5	100.0%

(1)	Defined as collected premiums before reinsurance as determined under statutory accounting principles.

Competition

The Company operates in a highly competitive environment. The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, widespread advertising campaigns, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches compared to the Company. In the Company's target market, management believes that the principal competitive factors in the sale of Property and Casualty's insurance products are overall service, worksite sales and service, price, and name recognition. Management believes that the principal competitive factors in the sale of Retirement's products and Life's insurance products are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.

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

Among the national providers of annuities and other financial service platforms that serve the retirement needs of educators and others that serve the community, the Company's major competitors include The Variable Annuity Life Insurance Company, a subsidiary of American International Group; AXA; Voya Financial, Inc.; Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company; Security Benefit; and Teachers Insurance and Annuity Association – College Retirement Equities Fund. Select mutual fund families and financial planners also compete in this marketplace.

The market for tax-deferred retirement products in the Company's target market has been impacted by the revised Code Section 403(b) regulations, which made the 403(b) market more comparable to the 401(k) market than it was in the past. While this change has and may continue to reduce the number of competitors in this market, it has made the 403(b) market more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business.

Investments

The Company's investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed maturity securities, which are selected to match the anticipated duration of the Company's liabilities. When impairment of the value of an investment is considered other-than-temporary, the decrease in value is recognized and a new cost basis is established.

The Company has separate investment strategies and guidelines for its Property and Casualty, Retirement and Life portfolios, which recognize different characteristics of the associated insurance liabilities, as well as different tax and regulatory environments. The Company manages interest rate exposure for its portfolios through asset/liability management techniques which attempt to coordinate the duration of the assets with the duration of the insurance policy liabilities. Duration of assets and liabilities will generally differ only because of opportunities to significantly increase yields or because policy values are not interest rate sensitive, as is the case in Property and Casualty.

The investments of each insurance subsidiary must comply with the insurance laws of such insurance subsidiary's domiciliary state. These laws prescribe the type and amount of investments that may be purchased and held by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, mortgage-backed securities, other asset-backed securities, preferred stocks, common stocks, real estate mortgages, real estate, and alternative investments.

The following table presents the carrying values and amortized cost or cost of the Company's investment portfolio.
Investment Portfolio
December 31, 2018
($ in millions)

	Percentage of Total Carrying Value	Carrying Value
		Total	Life and Retirement	Property and Casualty(7)	Amortized Cost or Cost (8)
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. Government and agency obligations(1):
Mortgage-backed securities	9.5%	$787.4	$777.8	$9.6	$778.0
Other, including U.S. Treasury securities	10.1	833.5	826.0	7.5	835.1
Investment grade corporate and public utility bonds	20.8	1,714.0	1,542.1	171.9	1,684.8
Non-investment grade corporate and public utility bonds (2)	1.0	86.5	54.4	32.1	90.2
Investment grade municipal bonds	23.4	1,928.5	1,488.2	440.3	1,812.0
Non-investment grade municipal bonds (2)	0.3	27.9	11.5	16.4	27.6
Investment grade other mortgage-backed securities (3)	19.7	1,622.0	1,497.6	124.4	1,635.8
Non-investment grade other mortgage-backed securities (2)(3)	0.5	40.8	32.7	8.1	39.4
Foreign government bonds	1.0	84.9	83.6	1.3	83.3
Redeemable preferred stock, all investment grade	0.2	17.9	17.9	—	17.6
Equity securities:
Non-redeemable preferred stocks, all investment grade	0.7	54.7	53.6	1.1	54.7
Common stocks	0.5	37.2	—	37.2	37.2
Closed-end fund	0.2	19.8	19.8	—	19.8
Short-term investments (4)	1.5	122.2	97.8	24.4	122.2
Total publicly traded securities	89.4	7,377.3	6,503.0	874.3	7,237.7
Other Invested Assets:
Investment grade private placements	4.1	338.5	338.5	—	336.6
Non-investment grade private placements (2)	0.4	33.4	33.4	—	33.5
Mortgage loans (5)	—	2.7	2.7	—	2.7
Policy loans (5)	1.9	154.0	154.0	—	154.0
Limited partnership interests	4.0	328.5	247.6	80.9	328.5
Other	0.2	16.3	15.3	1.0	16.3
Total other invested assets	10.6	873.4	791.5	81.9	871.6
Total investments (6)	100.0%	$8,250.7	$7,294.5	$956.2	$8,109.3

(1)
All investment grade that includes $762.4 million fair value of investments guaranteed by the full faith and credit of the U.S. Government and $858.6 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. Government.

(2)
A non-investment grade rating is assigned to a security when it is acquired or when it is downgraded from investment grade, primarily on the basis of the S&P rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. (Moody's) or Fitch Ratings, Inc. (Fitch) rating for such security, or if there is no S&P, Moody's or Fitch rating, the National Association of Insurance Commissioners' (NAIC) rating for such security. The rating agencies monitor securities and their issuers regularly, and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.

(3)	Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized loan obligations.

(4)
Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments included $117.3 million in money market funds and is not rated.

(5)	Mortgage and policy loans are carried at amortized cost or unpaid principal balance.

(6)
Approximately 6.3% of the Company's investment portfolio, having a carrying value of $516.4 million as of December 31, 2018, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2018, municipal bonds represented $411.3 million carrying value.

(7)	Includes $5.4 million of short-term investments held in Corporate and Other.

(8)	The values of limited partnership interests are carried using the equity method of accounting which approximates fair value.

Fixed Maturity Securities

For reporting purposes, the Company has classified the entire portfolio of fixed maturity securities as "available for sale". Fixed maturity securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. The adjustment for net unrealized investment gains (losses) on securities available for sale is recognized as a separate component of accumulated other comprehensive income within shareholders' equity, net of applicable deferred taxes and the related impact on deferred policy acquisition costs associated with investment contracts and life insurance products with account values. Fixed maturity securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors, other than securities that are in an unrealized loss position for which management has the stated intent to hold until recovery.

Fixed Maturity Securities Portfolio December 31, 2018
	% of Fixed Maturity Securities Portfolio	% of Total Investment Portfolio

Investment grade	97.3%	88.7%
Non-investment grade	2.7%	2.4%
Publicly traded	95.1%	86.6%
Mortgage-backed securities	16.0%	14.5%

Average quality	A+	A+
Average option-adjusted duration	5.9 years	5.9 years
Percent maturing in next 5 years	27.6%	25.2%

Mortgage-backed securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

Cash Flow

Information regarding HMEC's sources and uses of cash, including payment of principal and interest with respect to HMEC's indebtedness, and payment by HMEC of dividends to its shareholders, is contained Item 8, Note 10 of the Consolidated Financial Statements and in Item 7, Liquidity and Financial Resources — Cash Flow and — Capital Resources in this report.

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid to HMEC in 2019 from all its insurance subsidiaries without prior regulatory approval is $90.7 million.

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

In addition to individual state monitoring and regulation, state regulators develop coordinated regulatory policies through the NAIC. States have adopted NAIC risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on HMEC's insurance subsidiaries. At December 31, 2018 and 2017, statutory capital and surplus of each of HMEC's insurance subsidiaries was above required levels. States have also adopted the NAIC's U.S. Own Risk and Solvency Assessment (ORSA) which requires insurance companies to submit their own assessment of their current and future risks and provide a consolidated group-level perspective on risk and capital formulated through an internal risk self-assessment process.

Assessments Against Insurers and Mandatory Insurance Facilities

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes in certain states. Also, the Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company's direct writings in the applicable state. For the three years ended December 31, 2018, the impacts of the above industry items were not material to the Company's results of operations.

Regulation at Federal Level

Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and retirement business include employee benefits regulation, standards applied to employer sponsored retirement plans, standards applied to certain financial advisors, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry antitrust exemption, and minimum solvency requirements. Also, see Item 1A of this report. Other federal regulation such as the Patient Protection and Affordable Care Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact the Company's business.

The variable annuities underwritten by HMLIC are regulated by the SEC. Horace Mann Investors, Inc., the broker-dealer and Registered Investment Adviser subsidiary of HMEC, is also regulated by the SEC, the Financial Industry Regulatory Authority, Inc. (FINRA), the Municipal Securities Rule-making Board (MSRB) and various state securities regulators.

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

Employees

At December 31, 2018, the Company had 1,478 non-agent employees and 17 full-time Employee Agents. (This does not include Exclusive Distributors that were part of the Company's total dedicated agency force at December 31, 2018.) The Company has no collective bargaining agreement with any employees.

ITEM 1A.    Risk Factors

The following are certain risk factors that could affect the Company's business, financial position and results of operations. The risks that the Company has highlighted in the following section of this report are not the only ones that the Company faces.

The Company's business involves various risks and uncertainties which are based on the lines of business the Company writes as well as more global risks associated with the general business and insurance industry environments.

Risks Related to Economic Conditions, Market Conditions and Investments

Volatile financial markets and adverse economic environments can impact financial market risk as well as the Company's financial condition and results of operations.

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

As discussed further in subsequent risk factors, in addition to the effects of financial markets volatility, a prolonged economic recession may have other adverse impacts on the Company's financial condition and results of operations.

If the Company's investment strategy is not successful, the Company could suffer unexpected losses.

The success of the Company's investment strategy is crucial to the success of its business. Specifically, the Company's fixed maturity securities portfolio is subject to a number of risks including:

•	interest rate risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected;

•
market value risk, which is the risk that invested assets will decrease in value due to changes in yields realized on the assets and prevailing market yields for similar assets, an unfavorable change in the liquidity of the asset or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the asset;

•
credit risk, which is the risk that the value of certain investments become impaired due to deterioration in the financial condition of one or more issuers of those instruments or the deterioration in performance or credit quality of the underlying collateral of certain structured securities and, ultimately, the risk of permanent loss in the event of default by an issuer or underlying credit;

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

•
liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated requiring the sale of assets at an undesirable time to provide for policyholder surrenders, withdrawals or claims; and

•
regulatory risk, which is the risk that regulatory bodies or governments, in the U.S. or in other countries, may make substantial investments or take significant ownership positions in, or ultimately nationalize, financial institutions or other issuers of securities held in the Company's investment portfolio, which could adversely impact the seniority or contractual terms of the securities. Regulatory risk could also come from changes in tax laws or bankruptcy laws that would adversely impact the valuation and/or after tax yields of certain invested assets.

In addition to significant steps taken to attempt to mitigate these risks through the Company's investment guidelines, policies and procedures, the Company also attempts to mitigate these risks through product pricing, product features and the establishment of policy reserves, but it cannot provide assurance that assets will be properly matched to meet anticipated liabilities or that the investments will provide sufficient returns to enable satisfaction of guaranteed fixed benefit obligations.

The Company's investment strategy and guidelines have resulted in an investment portfolio which is comprised primarily of investment grade, fixed maturity securities. Inclusion of alternative investments, although consistent with the Company's overall conservative investment guidelines, could result in some volatility in the Company's financial condition and results of operations.

From time to time, the Company could enter into foreign currency, interest rate, credit derivative and other hedging transactions in an effort to manage risks, including risks that may be attributable to any new products offered by the Company. For instance, the Company utilizes call options to manage interest crediting risk related to its FIA and IUL products. The Company cannot provide assurance that it will successfully structure derivatives and hedges so as to effectively manage risks. If the Company's calculations are incorrect, or if it does not properly structure derivatives or hedges, it may have unexpected losses that may require it to draw on surplus, which could adversely affect the Company's financial condition and results of operations.

Although the Company's defined benefit pension plan has been frozen since 2002, declining financial markets could also cause, and in the past have caused, the value of the investments in this plan to decrease, resulting in additional pension expense, a reduction in other comprehensive income and an increase in required contributions to this plan, which could have an adverse effect on the Company's financial condition and results of operations.

The determination of fair value of the Company's fixed maturity securities portfolio includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially impact the Company's financial condition and results of operations.

The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, fair value determination may require more subjectivity and management judgment and those fair values may differ materially from the value at which the investments ultimately could be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. The difference between fair value and amortized cost, net of applicable deferred income taxes and the related impact on deferred policy acquisition costs (DAC) associated with investment (annuity) contracts and life insurance products with account values, and interest-sensitive life contracts, is reflected as a component of accumulated other comprehensive income within shareholders' equity. Decreases in the fair value of investments could have a material adverse effect on the Company's financial condition and results of operations.

Equity method adjustments on certain limited partnership investments as well as fair value accounting for equity securities may reduce profitability and/or cause volatility in the Company's results of operations.

The Company invests in limited partnership interests, which are accounted for using the equity method of accounting. This means that the Company's proportionate share of the changes in fair value of the underlying net asset values are reported in net investment income in the Consolidated Statement of Operations. As a result, the amount of net investment income recognized from these investments can vary substantially from period to period. Recent equity and credit market volatility may reduce net investment income from these types of investments and negatively impact the results of operations. Changes in fair value from applying fair value accounting to equity securities that is reported in net investment gains (losses) in the Consolidated Statement of Operations may cause volatility in the Company's results of operations.

An impairment of all or part of the Company's goodwill could adversely affect its results of operations.

At December 31, 2018, the Company had $47.4 million of goodwill recognized on the Consolidated Balance Sheet. Goodwill was recorded when the Company was acquired in 1989 and when HMPCIC was acquired in 1994, in both instances reflecting the excess of cost over the fair market value of net assets acquired. In 2018, the goodwill balance was evaluated for impairment, as described in Item 8, Note 1 of the Consolidated Financial Statements in this report, with no impairment charge resulting from such assessment. The evaluation of goodwill considers a number of factors including the impacts of a volatile financial market on earnings, discount rate assumptions, liquidity and the Company's market capitalization. If an evaluation of the Company's fair value or of the Company's reporting units' fair value indicates that all or a portion of the goodwill balance is impaired, the Company would be required to write-off the impaired portion. Such a write-off could have a material adverse effect on the Company's results of operations in the period of the write-off; however, management does not anticipate a material effect on the Company's financial condition.

Risks Related to Life and Retirement Segments

A sustained period of low interest rates or interest rate fluctuations could negatively affect net interest margin derived from the difference between interest earned on investments and interest paid under fixed annuity and life insurance products with account values.

Significant changes in interest rates expose the Company to the risk of not earning the appropriate level of income or experiencing losses based on the differences between the interest earned on investments and the credited interest paid on outstanding fixed annuity and life insurance products with account values. Significant changes in interest rates may affect:

•	the ability to maintain appropriate interest rate spreads over the rates guaranteed in fixed annuity and life products;

•	the book yield of the investment portfolio; and

•	the net unrealized investment gains (losses) in the portfolio and the related after tax effect on shareholders' equity and total capital.

Both rising and declining interest rates can negatively affect the income derived from fixed annuity and life products' interest rate spreads. During periods of falling interest rates or a sustained period of low interest rates, investment earnings will be lower because new investments in fixed maturity securities likely will bear lower interest rates. The Company may not be able to fully offset the decline in investment earnings with lower crediting rates on fixed annuity products, particularly in a multi-year period of low interest rates. As of the time of this Annual Report on Form 10-K, new money rates remain at historically low levels. If interest rates do remain low over an extended period of time, it could pressure investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities.

During periods of rising interest rates, there may be competitive pressure to increase the crediting rates on fixed annuity products. The Company may not, however, immediately have the ability to acquire investments with interest rates sufficient to offset an increase in crediting rates under fixed annuity products. Although the Company develops and maintains asset/liability management programs and procedures designed to reduce the volatility of investment income when interest rates are rising or falling, changes in interest rates can affect interest rate spreads.

Changes in interest rates may also affect business in other ways. For example, a rapidly changing interest rate environment may result in less competitive crediting rates on certain fixed rate products which could make those products less attractive, leading to lower sales and/or increases in the level of life insurance and fixed annuity product surrenders and withdrawals. New business volume also could be negatively impacted by product or agent compensation changes which the Company might make to mitigate the income effect of spread compression. Interest rate fluctuations that impact future profits may also impact DAC amortization.

The Company's Life and Retirement operations participate in cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to ensure that reserves are adequate to meet the Company's obligations under a variety of interest rate scenarios. Variable annuity reserves are also calculated under a variety of interest rate and market rate scenarios. A continuation of the current low interest rate environment could cause the Company to increase statutory reserves as a result of cash flow testing or minimum requirements for variable annuities, which would reduce statutory surplus of the Life insurance subsidiaries and potentially limit the subsidiaries' ability to distribute cash to the holding company or write insurance business (as further described in a subsequent risk factor).

The Retirement business may be, and in the past has been, adversely affected by volatile or declining financial market conditions.

Conditions in the U.S. and international financial markets affect the sale and profitability of retirement products. In general, sales of fee-based products decrease when financial markets are declining or experiencing a higher than normal level of volatility over an extended period of time. Therefore, weak and/or volatile financial market performance may adversely affect sales of fee-based products to potential customers, may cause current customers to withdraw or reduce the amounts invested in fee-based products and may reduce the market value of existing customers' investments in fee-based products, in turn reducing the amount of fee-based product revenues generated. In addition, some variable annuity products offer guaranteed minimum death benefit features, which provide for a benefit if the contractholder dies and the contract value is less than a specified amount. A decline in the financial markets could cause the contract value to fall below this specified amount, increasing exposure to losses from variable annuity products featuring guaranteed minimum death benefits. Declining or volatile financial markets that impact future profits may also impact DAC amortization.

The Company may experience volatility in its results of operations and financial condition due to fair value accounting for derivative instruments.

All derivative instruments, including derivative instruments embedded in FIA and IUL products, are recognized on the balance sheet at fair value. Changes in the fair value of these instruments are recognized immediately in the Company's results of operations as follows:

•
Call options purchased to fund the annual index credits on FIA and IUL products are carried at fair value. Fair value is based on the amount of cash expected to be received to settle the call options adjusted for the nonperformance risk of the counterparty. Changes in fair value of derivatives include the gains or losses recognized at expiration of the option term or upon early termination as well as changes in fair value for open positions.

•
FIA contractual obligations for future annual index credits are accounted for as a "series of embedded derivatives" over the expected lives of the applicable contracts. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in equity market performance and changes in interest rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values.

•	The IUL contractual obligations for future index credits are set equal to the fair value of outstanding 12 month derivatives held in support of the applicable contracts.

In future periods, the application of fair value accounting for derivatives and embedded derivatives to FIA and IUL business may cause volatility in the Company's results of operations.

Deviations from assumptions regarding future market appreciation, interest spreads, business persistency, mortality and morbidity used in calculating life and annuity reserves and DAC amortization could have a material adverse impact on the Company's financial condition and results of operations.

The processes of calculating reserves and DAC amortization for the life and annuity businesses involve the use of a number of assumptions, including those related to market appreciation (the rate of growth in market value of the underlying variable annuity sub-accounts due to price appreciation), interest spreads (the interest rates expected to be received on investments less the rate of interest credited to contractholders), business persistency (how long a contract stays with the Company), mortality (the relative incidence of death over a given period of time) and morbidity (the relative incidence of disability resulting from disease or physical impairment). The Company periodically reviews the adequacy of these reserves and DAC recoverability on an aggregate basis and, if future experience is estimated to differ significantly from previous assumptions, adjustments to reserves and DAC amortization may be required which could have a material adverse effect on the Company's financial condition and results of operations.

A reduction or elimination of the tax advantages of retirement and life products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) products and individual retirement accounts (IRAs), could make the Company's products less attractive to clients and adversely affect its results of operations.

A significant part of the Company's retirement business involves fixed and variable 403(b) tax-qualified products, which are purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. The Company's financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of its life and retirement products to clients or the tax benefits of programs utilized by its customers. As a result of persisting economic conditions, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax-advantaged products or result in notable reforms to educator pension programs. Also, see Item 1, Regulation of this report.

Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of retirement and life insurance products. Taxes, if any, are generally payable on income attributable to a distribution under the contract for the year in which the distribution is made. From time to time, Congress has considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and non-qualified annuity contracts. Enactment of this legislation, or other tax reform efforts, including a simplified "flat tax" income structure with an exemption from taxation for investment income, could result in fewer sales of life insurance and retirement products.

Risks Related to Property and Casualty

Catastrophic events, as well as significant weather events not designated as catastrophes, can have a material adverse effect on the Company's financial condition and results of operations.

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

The Company's Property and Casualty insurance subsidiaries have experienced, and the Company anticipates that in the future they will continue to experience, catastrophe losses. A catastrophic event, a series of multiple catastrophic events or a series of non-catastrophe severe weather events could have a material adverse effect on the financial condition and results of operations of the insurance subsidiaries.

Various events can cause catastrophes, including hurricanes, windstorms, hail, severe winter weather, wildfires, earthquakes, explosions and terrorism. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of the Company's insurance subsidiaries are related to property coverages. The Company's ability to provide accurate estimates of ultimate catastrophe costs is based on several factors, including:

•	the proximity of the catastrophe occurrence date to the date of the Company's estimate;

•	potential inflation of property repair costs in the affected area;

•	the occurrence of multiple catastrophes in a geographic area over a relatively short period of time; and

•	the outcome of litigation which may be filed against the Company by policyholders, state attorneys general and other parties relative to loss coverage disputes and loss settlement payments.

Based on 2018 direct premiums earned, 57.8% of the total annual premiums for the Company's Property and Casualty business were for policies issued in the ten largest states in which the insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, North Carolina, Texas, South Carolina, Florida, Louisiana and Colorado.

As an ongoing practice, the Company manages its exposure to catastrophes, as well as its exposure to non-catastrophe weather and other property loss risks. Reductions in Property and Casualty business written in catastrophe-prone areas may have a negative impact on near-term business growth and results of operations.

The Company's insurance subsidiaries seek to reduce their exposure to catastrophe losses through their underwriting strategies and the purchase of catastrophe reinsurance. Nevertheless, reinsurance may prove inadequate under certain circumstances.

The Company's Property and Casualty loss reserves may not be adequate.

The Company's Property and Casualty insurance subsidiaries maintain loss reserves to provide for their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each reporting date. If these loss reserves prove inadequate, a loss is recognized and measured by the amount of the shortfall and, as a result, the financial condition and results of operations of the insurance subsidiaries may be adversely affected, potentially affecting their ability to distribute cash to the Company.

Reserves do not represent an exact calculation of liability. Reserves represent estimates, generally involving actuarial projections at a given time, of what the insurance subsidiaries expect the ultimate settlement and adjustment of claims will cost, net of salvage and subrogation. Estimates are based on assessments of known facts and circumstances, assumptions related to the ultimate cost to settle such claims, estimates of future trends in claims severity and frequency, changing judicial theories of liability, and other factors. These variables are affected by both internal and external events, including changes in claims handling procedures, economic inflation, unpredictability of court decisions, plaintiffs' expanded theories of liability, risks inherent in major litigation and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Significant reporting lags may exist between the occurrence of an insured event and the time it is actually reported. The Company's insurance subsidiaries adjust their reserve estimates regularly as experience develops and further claims are reported and settled.

Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, the Company cannot be certain that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on the financial condition and results of operations.

Changing climate conditions may adversely affect the Company's financial condition, results of operations or cash flows.

Many scientists indicate that the world's overall climate is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency and/or severity of weather events and wildfires, the affordability and availability of the Company's catastrophe reinsurance coverage, and the Company's results of operations. If an increase in weather events and/or wildfires were to occur, in addition to the attendant increase in claim costs, which could adversely impact the results of operations and financial condition, concentrations of insurance risk could impact the Company's ability to make property insurance available to customers. This could adversely impact the volume of business and the Company's results of operations or cash flows.

Strategic Risks and Operational Risks

Business or asset acquisitions may expose the Company to certain risks.
Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance and tax risks. The completion of any business acquisition is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that the parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business acquisition will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition. Once acquisitions are complete, there can be no assurance that the Company will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses acquired may not be as successful as anticipated or there may be undisclosed risks present in such businesses.  Difficulties integrating an acquired business may result in the acquired business performing differently than expected (including through the loss of customers) or in failure to realize anticipated expense-related efficiencies. Existing businesses could also be negatively impacted by acquisitions resulting from the diversion of management’s attention.
The personal lines insurance and retirement markets are highly competitive and the Company's financial condition and results of operations may be adversely affected by competitive forces.

The Company operates in a highly competitive environment and competes with numerous insurance companies, as well as mutual fund families, independent agent companies and financial planners. In some instances and geographic locations, competitors have specifically targeted the educator marketplace with specialized products and programs. The Company competes in its target market with a number of national providers of personal automobile and property insurance and life insurance and retirement products.

The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, more sophisticated product pricing, greater economies of scale and/or lower-cost marketing approaches compared to the Company. In the Company's target market, it believes that the principal competitive factors in the sale of property and casualty insurance products are overall service, worksite sales and service, price, and name recognition. The Company believes that for its market, the principal competitive factors in the sale of retirement products and life insurance are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition. And, the Company believes that its focus on the educator market niche, as well as the knowledge obtained regarding this niche throughout the Company's history, contribute to its ability to effectively and profitably serve this market.

Particularly in the Property and Casualty business, the Company's insurance subsidiaries have experienced pricing and profitability cycles. During these periods of intense competition, they may be unable to increase policyholders and revenues without adversely impacting profit margins. With respect to these cycles, the factors having the greatest impact include significant and/or rapid changes in loss costs, including changes in loss frequency and/or severity; prior approval and restrictions in certain states for price increases; intense price competition; less restrictive underwriting standards; aggressive marketing; and increased advertising, which have resulted in higher industry-wide combined loss and expense ratios. During the current cycle, and potentially beyond, competition from direct writers and large, mass market carriers has been particularly aggressive, evidenced in part by their significant national advertising expenditures. In addition, advancements in vehicle technology and safety features, such as accident prevention technologies or the development of autonomous or partially autonomous vehicles — once widely available and utilized, as well as expanded availability of usage-based insurance could materially alter the way that automobile insurance is marketed, priced and underwritten. The inability of the Company's insurance subsidiaries to effectively anticipate the impact of these issues on its business and compete successfully in the property and casualty business could adversely affect the subsidiaries' financial condition and results of operations and the resulting ability to distribute cash to the Company.

In the Retirement business, the current IRS Section 403(b) regulations make the 403(b) market similar to the 401(k) market. These regulations have reduced and could continue to reduce the number of competitors in this market as the 403(b) market has become more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business. While not yet widespread, there has been continued pressure in some states to adopt state-sponsored or mandated 403(b) plans with single- or limited-provider options; this pressure has come from competitor lobbying efforts and state legislature pension reform initiatives. The inability of the Company's insurance subsidiaries to compete successfully in these markets could adversely affect the subsidiaries' financial condition and results of operations and the resulting ability to distribute cash to the Company.

If the Company is not able to effectively develop and expand its marketing operations, including agents and other points of distribution, its financial condition and results of operations could be adversely affected.

The Company's agencies are owned primarily by non-employee, independent contractor Exclusive Distributors with most agencies operating in outside offices with licensed producers. The economic viability of each agency is directly dependent on the productivity of the agency and the success at penetrating, serving and cross-selling the Company's educator market.

The Company's success in marketing and selling its products is largely dependent upon the efforts of its agent sales force and the success of their agency operations. As the Company expands its business, it may need to expand the number of agencies marketing its products. If the Company is unable to appoint additional agents, fail to retain high-producing agents, unable to maintain the productivity of those agency operations or unable to maintain market penetration in existing territories, sales of the Company's products likely would decline and the Company's financial condition and results of operations could be adversely affected.

If the Company is not able to maintain and secure (1) access to educators and (2) endorsements and other relationships with the educational community, its financial condition and results of operations could be adversely affected.

The Company's ability to successfully increase new business in the educator market is largely dependent on its ability to effectively access educators either in their school buildings or through other approaches. While this is especially true for the sale of 403(b) tax-qualified retirement products via payroll deduction, any significant decrease in access, either through fewer payroll slots, increased security measures, impacts of state or federal level pension reform initiatives, requirements of national and state Do Not Call registries, or for other reasons could adversely affect the sale of all lines of business and require the Company to change its traditional approach to worksite marketing and promotion, as well as contact with potential customers. With the current IRS regulations regarding Section 403(b) arrangements, including retirement products, the Company's ability to maintain and increase its share of the 403(b) market, and the access it gives for other product lines, will depend on its ability to successfully compete in this market. Some school districts and benefit consultants have placed emphasis on the relative financial strength ratings of competing companies, as well as low cost product and distribution approaches, which may put the Company at a competitive disadvantage relative to other more highly-rated insurance companies.

The Company's ability to maintain and obtain product and corporate endorsements from, and/or marketing agreements with, local, state and national education-related associations is important to its marketing strategy. In addition to teacher organizations, the Company has established relationships with various other educator, principal, school administrator and school business official groups. These contacts and endorsements help to establish the Company's brand name and presence in the educational community and to enhance access to educators.

Economic and other factors affecting the Company's niche market could adversely impact its financial condition and results of operations.

Horace Mann's strategic objective is to become the company of choice in meeting the insurance and financial services needs of the educational community. With K-12 teachers, administrators, and support personnel representing the majority of its business, the financial condition and results of operations of the Company's subsidiaries could be more prone than many of its competitors to the effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues.

While the U.S. financial markets and certain sectors of the economy have shown improvement over recent years, federal and state revenue shortages continue to pressure the budgets of many school districts. Teacher layoffs and early retirements have taken place and it is possible that additional reductions could occur. Similar to others in the insurance industry, the Company has experienced periods with pressure on new business sales levels. However, despite the economic headwinds, as of the time of this Annual Report on Form 10-K, the Company's retention of annuity accumulated values remains strong. However, there can be no assurance that these business factors will remain favorable.

Individual states may impose additional cybersecurity regulations, increasing the complexity of compliance.

In the absence of overarching federal law, individual states are adopting their own privacy and cybersecurity laws and regulations. Indeed, most states have passed some form of privacy and/or cybersecurity laws or regulations, including New York, South Carolina, and California. For example, the New York State Department of Financial Services adopted regulation providing minimum standards for an organization's cybersecurity program and requiring an annual certification confirming compliance. Also, in May 2018, South Carolina passed a cybersecurity bill requiring, among other things, any insurance entity operating in the state to establish and implement a cybersecurity program protecting their business and their customers from a data breach, to investigate data breaches and notify regulators of a cybersecurity event. In July 2018, California passed a broad-based privacy law which provides consumers with the following new rights: (1) the right to request information about personal information a company has collected about them; (2) the right to require deletion of their personal information; (3) the right to request disclosures of information about how their personal information is collected and shared; and (4) the right to instruct a company not to share their personal information. In the absence of overarching federal laws and regulations on data privacy and cybersecurity, it is anticipated that individual states will enact new or amended state laws and regulations governing data privacy and cybersecurity.

Data security breaches or denial of service on the Company's websites could have an adverse impact on its business and reputation.

Unauthorized access to and unintentional dissemination of the Company's confidential, highly-sensitive customer, employee or Company data or other breaches of data security in the Company's facilities, networks or databases, or those of its agents or third-party vendors - including information technology and software vendors, could result in loss or theft of assets or sensitive information, data corruption or operational disruption that may expose the Company to liability and/or regulatory action and may have an adverse impact on the Company’s customers, employees, investors, reputation and business. In addition, any compromise of the security of Company data or prolonged denial of service on the Company's websites could harm its business and reputation. Additionally, the Company recognizes the increased external threats of data breaches in the marketplace resulting in non-public data of customers becoming increasingly available in the public domain. The Company has designed, implemented and routinely tested industry-compliant procedures for protection of confidential information and sensitive corporate data, including rapid response procedures to help contain or prevent data loss if a breach were to occur and the evaluation of its customer identification authentication programs. The Company has also implemented multiple technical security protections and contractual obligations regarding security breaches for its agents and third-party vendors. Even with these efforts, there can be no assurance that security breaches or service disruptions will be prevented.

Successful execution of the Company's business growth strategy is dependent on effective implementation of new or enhanced technology systems and applications.

The Company's ability to effectively execute its business growth strategy and leverage potential economies of scale is dependent on its ability to provide the requisite technology components for that strategy. While the Company has effectively upgraded its infrastructure technologies with improvements in its data center, a new communications platform and enhancements to its disaster recovery capabilities, its ability to replace or supplement dated, monolithic legacy business systems — such as the Company's Life, Retirement and Property and Casualty policy administrative systems — with more flexible, maintainable, and customer accessible solutions will be necessary to achieve its plans. The inherent difficulty in replacing and/or modernizing these older technologies, coupled with the Company's limited experience in these endeavors, presents an increased risk to delivering these technology solutions in a cost effective and timely manner. The Company's scale will require it to develop innovative solutions to address these challenges, including consideration of "software as a service" arrangements and other third-party based information technology capabilities. More modern approaches to software development and utilization of third-party vendors can augment the Company's internal capacity for these implementations, but may not adequately reduce the operational risks of timely and cost effective delivery.

Loss of key vendor relationships could affect the Company's operations.

The Company increasingly relies on services and products provided by a number of vendors in the U.S. and abroad. These include, for example, vendors of computer hardware and software, including on-demand software, and vendors of services such as investment management advisement, information technology services — such as those associated with the Life, Retirement and Property and Casualty policy administrative systems — and delivery services for customer policy-level communications. In the event that one or more of the Company's vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, the Company may suffer operational difficulties and financial losses.

Financial Strength, Credit and Counterparty Risks

Losses due to defaults by others could reduce the Company's profitability or negatively affect the value of its investments.

Third-party debtors may not pay or perform their obligations. These parties may include the issuers whose securities the Company holds, customers, reinsurers, borrowers under mortgage loans, trading counterparties, derivative counterparties, clearing agents, exchanges, clearing houses and other financial intermediaries. These parties may default on their obligations to the Company due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.

During or following an economic downturn, the Company's municipal bond portfolio could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. States are currently barred from seeking protection in federal bankruptcy court. However, federal legislation could possibly be enacted to allow states to declare bankruptcy in connection with deficit reductions or mounting unfunded pension liabilities, which could adversely impact the value of the Company's investment portfolio.

The default of a major market participant could disrupt the securities markets or clearance and settlement systems in the U.S. or abroad. A failure of a major market participant could cause some clearance and settlement systems to assess members of that system, including the Company's broker-dealer and Registered Investment Adviser regulatory entities, or could lead to a chain of defaults that could adversely affect the Company. A default of a major market participant could disrupt various markets, which could in turn cause market declines or volatility and negatively impact the Company's financial condition and results of operations.

Uncollectible reinsurance, as well as reinsurance availability and pricing, can have a material adverse effect upon the Company's business volume and profitability.

Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover a portion of the losses incurred by a second insurer in the event a claim is made under a policy issued by the second insurer. The Company's insurance subsidiaries obtain reinsurance to help manage their exposure to property, casualty and life insurance risks. Although a reinsurer is liable to the Company's insurance subsidiaries according to the terms of its reinsurance policy, the insurance subsidiaries remain primarily liable as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of the insurance subsidiaries to pay all claims, and each insurance subsidiary is subject to the risk that one or more of its reinsurers will be unable or unwilling to honor its obligations.

Although the Company limits participation in its reinsurance programs to reinsurers with high financial strength ratings and also limit the amount of coverage from each reinsurer, the Company's insurance subsidiaries cannot guarantee that their reinsurers will pay in a timely fashion, if at all. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years.

Additionally, the availability and cost of reinsurance are subject to prevailing market conditions beyond the Company's control. For example, significant losses from hurricanes or terrorist attacks, an increase in capital requirements, or a future lapse of the provisions of the Terrorism Risk Insurance Act could have a significant adverse impact on the reinsurance market.

If one of the Company's insurance subsidiaries is unable to obtain adequate reinsurance at reasonable rates, that insurance subsidiary would have to increase its risk exposure and/or reduce the level of its underwriting commitments, which could have a material adverse effect upon the business volume and profitability of the subsidiary. Alternately, the insurance subsidiary could elect to pay the higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon its profitability until policy premium rates could be raised, in some cases subject to approval by state regulators, to incorporate this additional cost.

Any downgrade in or adverse change in outlook for the Company's claims-paying ratings, financial strength ratings or credit ratings could adversely affect its financial condition and results of operations.

Claims-paying ratings and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. In the evolving 403(b) retirement market, school districts and benefit consultants have placed an emphasis on the relative financial strength ratings of competing companies. Each rating agency reviews its ratings periodically and from time to time may modify its rating criteria including, among other factors, its expectations regarding capital adequacy, profitability and revenue growth. A downgrade in the ratings or adverse change in the ratings outlook of any of the Company's insurance subsidiaries by a major rating agency could result in substantial loss of business for that subsidiary if school districts, policyholders or independent agents move their business to other companies having higher claims-paying ratings and financial strength ratings than the Company has. This loss of business could have a material adverse effect on the results of operations and financial condition of that subsidiary.

A downgrade of the Company's debt rating also could adversely impact its cost and flexibility of borrowing which could have an adverse impact on its liquidity, financial condition and results of operations.

Reduction of the statutory surplus of the Company's insurance subsidiaries could adversely affect their ability to write insurance business.

Insurance companies write business based, in part, upon guidelines including capital ratios considered by the NAIC and various rating agencies. Some of these ratios include risk-based capital ratios for both property and casualty insurance companies and life insurance companies, as well as a ratio of premiums to surplus for property and casualty insurance companies. Risk-based capital ratios measure an insurer's capital adequacy and consider various risks such as underwriting, investment, credit, asset concentration and interest rate. If the Company's insurance subsidiaries cannot maintain profitability in the future or if significant investment valuation losses are incurred, they may be required to draw on their surplus, thereby reducing capital adequacy, in order to pay dividends to the Company to enable it to meet its financial obligations. As their surplus is reduced by the payment of dividends, continuing losses or both, the Company's insurance subsidiaries' ability to write business and maintain acceptable financial strength ratings could also be reduced. This could have a material adverse effect upon the business volume and profitability of the insurance subsidiaries.

An inability to access Federal Home Loan Bank (FHLB) funding could adversely affect the Company's results of operations.

Any changes in requirements to retain membership in the FHLB, or changes in regulation, could impact the Company's eligibility for continued FHLB membership or its FHLB funding capacity. Any event that adversely affects amounts received from FHLB could have an adverse effect on the Company's results of operations. See Item 7, Financing Activities for more information about FHLB activities.

Regulatory and Legal Risks

The insurance industry is highly regulated.

The Company is subject to extensive regulation and supervision in the jurisdictions in which it does business. Each jurisdiction has a unique and complex set of laws and regulations. Furthermore, certain federal laws impose additional requirements on businesses, including insurers. Regulation generally is designed to protect the interests of policyholders, as opposed to stockholders and non-policyholder creditors. Such regulations, among other things, impose restrictions on the amount and type of investments the Company's subsidiaries may hold. Certain states also regulate the rates insurers may charge for certain property and casualty products. Legislation and voter initiatives have expanded, in some instances, the states' regulation of rates and have increased data reporting requirements. Consumer-related pressures to roll back rates, even if not enacted by legislation or upheld upon judicial appeal, may affect the Company's ability to obtain timely rate increases or operate at desired levels of profitability. Changes in insurance regulations, including those affecting the ability of the Company's insurance subsidiaries to distribute cash to the Company and those affecting the ability of its insurance subsidiaries to write profitable property and casualty insurance policies in one or more states, may adversely affect the financial condition and results of operations of the insurance subsidiaries. In addition, consumer privacy requirements may increase the Company's cost of processing business. The Company's ability to comply with laws and regulations, at a reasonable cost, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to its success.

Regulation that could adversely affect the Company's insurance subsidiaries also includes statutory surplus and risk-based capital requirements. Maintaining appropriate levels of surplus, as measured by statutory accounting principles, is considered important by state insurance regulatory authorities and the private agencies that rate insurers' claims-paying abilities and financial strength. The failure of an insurance subsidiary to maintain levels of statutory surplus that are sufficient for the amount of its insurance written could result in increased regulatory scrutiny, action by state regulatory authorities or a downgrade by rating agencies.

Similarly, the NAIC has adopted a system of assessing minimum capital adequacy that is applicable to the Company's insurance subsidiaries. This system, known as risk-based capital, is used to identify companies that may merit further regulatory action by analyzing the adequacy of the insurer's surplus in relation to statutory requirements.

Because state legislatures remain concerned about the availability and affordability of property and casualty insurance and the protection of policyholders, the Company's insurance subsidiaries expect that they will continue to face efforts by those legislatures to expand regulations to address these concerns. Resulting new legislation could adversely affect the financial condition and results of operations of the insurance subsidiaries.

In the event of insolvency, liquidation or other reorganization of any of the Company's insurance subsidiaries, its creditors and stockholders would have no right to proceed against any such insurance subsidiary or cause the liquidation or bankruptcy of any such insurance subsidiary under federal or state bankruptcy laws. The insurance laws of the domiciliary state would govern such proceedings and the relevant insurance commissioner would act as liquidator or rehabilitator for the insurance subsidiary. Creditors and policyholders of any such insurance subsidiary would be entitled to full payment from the assets of the insurance subsidiary before the Company, as a stockholder, would be entitled to receive any distribution.

The financial position of the Company's insurance subsidiaries also may be affected by court decisions that expand insurance coverage beyond the intention of the insurer at the time it originally issued an insurance policy.

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

Regulatory initiatives, including the enactment Dodd-Frank, could adversely impact liquidity and volatility of financial markets in which the Company participates.

In response to the credit and financial crisis, U.S. and overseas governmental and regulatory authorities are considering or implementing enhanced or new regulatory requirements intended to prevent future crises or stabilize the institutions under their supervision. Such measures are leading to stricter regulation of financial institutions. Changes from Dodd-Frank and other U.S. and overseas governmental initiatives have created uncertainty and could continue to adversely impact liquidity and increase volatility of the financial markets in which the Company participates and, in turn, negatively affect its financial condition or results of operations. The executive branch has requested a review of financial regulations including Dodd-Frank, which may eliminate or mitigate this risk.

Future regulatory and legislative activity, including standards of care proposed by the SEC and related state activity, could have an adverse material effect on the Company's business, financial condition and results of operations.

The regulatory standards of care owed by financial intermediaries to retail and institutional clients are in a state of flux. In 2016, the Department of Labor (DOL) adopted a final regulation defining who would be a "fiduciary" of an employee benefit plan under the Employee Retirement Income Security Act (ERISA) as a result of giving investment advice to a plan or its participants or beneficiaries (the Fiduciary Rule). The DOL also adopted prohibited transaction exemptions, including the "Best Interest Contract" (BIC Exemption), designed to avoid conflicts of interest and ensure investment advice fiduciaries provide advice in their clients' best interest. The Fiduciary Rule replaced a less restrictive "Five Part Test" regulating the scope of persons who fit the definition of an investment advice fiduciary under ERISA and the Code, resulting in an expansion of types of activities considered to be investment advice.  However, on June 21, 2018, the U.S. Court of Appeals for the 5th Circuit vacated the Fiduciary Rule and the related prohibited transaction exemptions, including the BIC Exemption.

The regulatory environment continued to evolve in 2018 with the SEC's introduction of proposed rules governing the fiduciary duty and standard of conduct applicable to broker-dealers and investment advisers that provide retail investment advice.  Among other things, the proposed rules establish a broker-dealer best interest standard of conduct when recommending securities transactions to retail customers, require broker-dealers and investment advisers to summarize their relationship to retail investors, and require investment advisers to adhere to a new SEC standard of conduct interpretation.

There also continues to be regulatory and legislative activity at the state level. The NAIC proposed amendments to its Suitability in Annuity Transactions model regulation that would require an insurance producer to act in the interests of the consumer, without placing the producer’s or the insurer’s financial interest ahead of the consumer’s interest when recommending an annuity.  For example, the New York Department of Financial Services issued its final version of its "Suitability and Best Interest in Life Insurance and Annuity Transactions" regulation, which provides for a "best interest" standard of care for all sales of life insurance and annuity products.  Also, Nevada amended its definition of "financial planner" in 2017 to include broker-dealers, sales representatives and investment advisers and their respective representatives, resulting in such persons owing a fiduciary duty to their clients. In 2019, the Nevada Securities Division proposed regulations that, if adopted, could have a significant impact on broker-dealers, sales representatives and investment advisers and their client relationships.  Regulatory and legislative activity concerning financial intermediaries continues to develop in other states, as well.

Individually and collectively, these federal and state regulatory and legislative activities have the potential to adversely impact the Company's business, financial condition and results of operations.

Litigation may harm the Company's financial strength or reduce its profitability.

Companies in the insurance industry have been subject to substantial litigation resulting from claims, disputes and other matters. Most recently, they have faced expensive claims, including class action lawsuits, alleging, among other things, improper sales practices and improper claims settlement procedures. Negotiated settlements of certain such actions have had a material adverse effect on many insurance companies. The resolution of similar future claims against any of the Company's insurance subsidiaries, including the potential adverse effect on its reputation and charges against the earnings of its insurance subsidiaries as a result of legal defense costs, a settlement agreement or an adverse finding or findings against its insurance subsidiaries in such a claim, could have a material adverse effect on the financial condition and results of operations of the insurance subsidiaries.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

The home office property at 1 Horace Mann Plaza in Springfield, Illinois, consisting of an office building totaling 225,000 square feet, is owned by the Company. Also in Springfield, the Company owns and leases some smaller buildings at other locations. In addition, the Company leases office space in suburban Chicago, Illinois, suburban Dallas, Texas, and suburban Raleigh, North Carolina, for its claims operations and leases some office space related to its field marketing operations. These properties, which are utilized by all of the Company's reporting segments, are adequate and suitable for the Company's current and anticipated future needs.

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

	Market Price		Dividend
Fiscal Period	High	Low	Paid
2018:
Fourth Quarter	$43.60	$35.81	$0.285
Third Quarter	46.56	42.66	0.285
Second Quarter	45.12	40.77	0.285
First Quarter	43.86	37.68	0.285
2017:
Fourth Quarter	$47.15	$39.60	$0.275
Third Quarter	39.60	34.00	0.275
Second Quarter	40.45	36.95	0.275
First Quarter	43.50	39.50	0.275

The payment of dividends in the future is subject to the discretion of the Board and will depend upon general business conditions, legal restrictions and other factors the Board may deem to be relevant. Additional information is contained in Item 1, Cash Flow and in Item 8, Note 10 of the Consolidated Financial Statements in this report.

Shareholder Return Performance Graph

The graph below compares cumulative total return of HMEC's common stock, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2013 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	Dec. 2013	Dec. 2014	Dec. 2015	Dec. 2016	Dec. 2017	Dec. 2018
HMEC	$100	$108	$112	$148	$157	$137
S&P 500 Insurance Index	100	108	111	130	151	134
S&P 500 Index	100	114	115	129	157	150

(1)
The S&P 500 Index and the S&P 500 Insurance Index, as published by S&P, assume an annual reinvestment of dividends in calculating total return. HMEC assumes reinvestment of quarterly dividends when paid.

Holders and Shares Issued

As of February 15, 2019, the approximate number of holders of HMEC's common stock was 24,139.

During 2018, options were exercised for the issuance of 138,374 shares or 0.3% of the Company's common stock shares outstanding at December 31, 2017. The Company received $3.6 million in proceeds from the exercise of stock options which was used for general corporate purposes.

Regarding the equity compensation plan information required by Item 201(d) of Regulation S-K, see Item 12, Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters of this report.

Issuer Purchases of Equity Securities

On December 7, 2011, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million of HMEC's common stock, par value $0.001 (2011 Plan). On September 30, 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million to begin following the completion of the 2011 Plan and utilization of that authorization began in January 2016. Both share repurchase programs authorize the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The current share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended December 31, 2018, the Company repurchased shares of HMEC common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

October 1 - 31	126,951	$39.41	126,951	$22.8 million
November 1 - 30	—	—	—	$22.8 million
December 1 - 31	—	—	—	$22.8 million
Total	126,951	$39.41	126,951	$22.8 million

For the quarterly periods ended in 2018 and 2017, the Company repurchased shares of HMEC common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs

Fourth Quarter 2018	126,951	$39.41	126,951	$22.8 million

Third Quarter 2018	—	—	—	$27.8 million

Second Quarter 2018	2,000	39.72	2,000	$27.8 million

First Quarter 2018	161	37.52	161	$27.8 million

Fourth Quarter 2017	—	—	—	$27.8 million

Third Quarter 2017	48,440	34.28	48,440	$27.8 million

Second Quarter 2017	—	—	—	$29.5 million

First Quarter 2017	—	—	—	$29.5 million

ITEM 6.    Selected Financial Data

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with GAAP. The selected financial data should be read in conjunction with the Consolidated Financial Statements of HMEC and its subsidiaries presented in Item 8 of this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	($ in millions, except per share data)
Consolidated Statement of Operations Data:
Insurance premiums and contract charges earned	$817.3	$794.7	$759.1	$731.9	$715.8
Net investment income	376.5	373.6	361.2	332.6	329.8
Net investment gains (losses)	(12.5)	(3.4)	4.1	12.7	10.9
Other income	10.3	6.6	4.5	3.2	4.2
Total revenues	1,191.6	1,171.5	1,128.9	1,080.4	1,060.7
Interest expense	13.0	11.9	11.8	13.1	14.2
Income before income taxes	19.5	88.7	114.2	129.5	146.1
Net income	18.3	169.4	83.8	93.5	104.2

Per Share Data (1):
Net income per share
Basic	$0.44	$4.10	$2.04	$2.23	$2.50
Diluted	$0.44	$4.08	$2.02	$2.20	$2.47
Shares of Common Stock (in millions)
Weighted average - basic	41.6	41.4	41.2	41.9	41.6
Weighted average - diluted	41.9	41.6	41.5	42.4	42.2
Ending outstanding	41.0	40.7	40.2	40.6	40.9
Cash dividends per share	$1.14	$1.10	$1.06	$1.00	$0.92
Book value per share	$31.50	$36.88	$32.15	$31.18	$32.65

Balance Sheet Data, at Year End:
Total investments	$8,250.7	$8,352.3	$7,999.3	$7,648.0	$7,403.5
Total assets	11,031.9	11,198.3	10,576.8	10,057.0	9,768.4
Total policy liabilities	6,384.1	6,182.0	6,024.1	5,683.4	5,351.5
Short-term debt	—	—	—	—	38.0
Long-term debt	297.7	297.5	247.2	247.0	199.8
Total shareholders' equity	1,290.6	1,501.6	1,294.0	1,264.7	1,336.5

Segment Information (2):
Insurance premiums written and contract deposits
Property and Casualty	$681.5	$662.8	$634.3	$605.8	$584.4
Retirement	439.1	453.1	520.2	548.0	480.6
Life	114.4	111.2	108.0	102.7	102.7
Total	1,235.0	1,227.1	1,262.5	1,256.5	1,167.7
Net income (loss)
Property and Casualty	$(14.3)	$17.8	$25.6	$40.0	$46.9
Retirement	41.7	88.4	50.7	43.4	45.3
Life	18.8	77.6	16.6	15.0	17.5
Corporate and Other (3)	(27.9)	(14.4)	(9.1)	(4.9)	(5.5)
Total	18.3	169.4	83.8	93.5	104.2

(1)
Basic earnings per share is computed based on the weighted average number of shares outstanding plus the weighted average number of fully vested restricted common stock units and common stock units payable as shares of HMEC common stock. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding, to the extent dilutive. The Company's common stock equivalents relate to outstanding common stock options, common stock units (related to deferred compensation for Directors and employees) and restricted common stock units.

(2)	Information regarding assets by segment at December 31, 2018, 2017 and 2016 is contained in Item 8, Note 14 of the Consolidated Financial Statements in this report.

(3)	The Corporate and Other segment primarily includes interest expense on debt, the impact of net investment gains (losses), corporate debt retirement costs, and certain public company expenses.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) ($ in millions, except per share data)

Introduction

The purpose of this MD&A is to provide an understanding of the Company’s consolidated results of operations and financial condition. This MD&A should be read in conjunction with Item 1, Item 6 and Item 8 of this report. This MD&A begins with the Company’s consolidated financial highlights followed by segment highlights and consolidated results of operations, an outlook for future performance, details about critical accounting estimates and the results of operations by segment. The Company's strategy is described in Item 1 of this report.

As discussed in Item 1, Horace Mann Educators Corporation (HMEC) is an insurance holding company. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty insurance, annuities and life insurance in the U.S. The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.

On December 10, 2018, the Company entered into a definitive agreement (Agreement) to acquire all of the equity interests in NTA Life Enterprises, LLC and Ellard Enterprises, Inc. (collectively, NTA), holding companies and their supplemental insurance subsidiaries. The Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Agreement, the Company will acquire all of the equity interests in NTA for $405 million. The Agreement and the consummation of the transactions contemplated by the Agreement have been approved by the Company’s Board of Directors (Board). The closing of the acquisition is expected to occur in mid-2019, subject to the satisfaction or waiver of applicable closing conditions as well as approval by certain regulators.
On October 30, 2018, The Company entered into a definitive agreement (Agreement) to acquire all of the equity interests in Benefit Consultants Group, Inc. (BCG), a retirement plan provider and subsidiary broker-dealer. The Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Agreement, the Company will acquire all of the outstanding capital stock of BCG for $25 million. The Agreement and the consummation of the transactions contemplated by the Agreement were approved by the Company’s Board and subsequent to receiving regulatory approvals, closed on January 2, 2019.
The Company provides projections and other forward-looking information in the following discussions that are not historical in nature and are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. The Company’s actual results could differ materially from those projected in the forward-looking statements due to the number of risks and uncertainties inherent in the Company’s business. Horace Mann undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For additional information regarding risk and uncertainties, see Item 1A of this report.

Consolidated Financial Highlights

($ in millions)	Year Ended December 31,			2018-2017		2017-2016
	2018	2017	2016	Change %		Change %

Total revenues	$1,191.6	$1,171.5	$1,128.9	1.7%		3.8%
Net income	18.3	169.4	83.8	-89.2%		102.1%
Per diluted share:
Net income	0.44	4.08	2.02	-89.2%		102.0%
Net investment gains (losses), after tax	(0.24)	(0.04)	0.05	N.M.		N.M.
Book value per share	$31.50	$36.88	$32.15	-14.6%		14.7%
Net income return on equity	1.3%	12.3%	6.2%	-11.0	pts	6.1	pts
___________________
N.M. - The Company defines increases or decreases greater than or equal to 150% as "N.M." or not meaningful.

Net Income

The Company's 2018 net income decreased compared to 2017 primarily due to the tax benefit recognized in 2017 from the passage of the Tax Cuts and Jobs Act of 2017 (TCJA), an elevated level of catastrophe costs and increased net investment losses in 2018. In 2017, the Company's net income benefited/(decreased) $99.0 million ($0.6 million in Property and Casualty, $39.5 million in Retirement, $60.3 million in Life and $(1.4) million in Corporate and Other) from the re-measurement of its net deferred tax liability (DTL) attributed to TCJA. After tax net investment losses of $10.1 million in 2018 were $8.4 million higher than $1.7 million of after tax net investment losses a year earlier.

The Company's 2017 net income increased compared to 2016 primarily due to the re-measurement of the Company's DTL in 2017 which offset after tax net investment losses of $1.7 in 2017 compared to after tax net investment gains of $2.3 million a year earlier.

Segment Highlights

Net income (loss) by segment is as follows:

($ in millions)	Year Ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Analysis of net income (loss) by segment:
Property and Casualty	$(14.3)	$17.8	$25.6	N.M.	-30.5%
Retirement	41.7	88.4	50.7	-52.8%	74.4%
Life	18.8	77.6	16.6	-75.8%	N.M.
Corporate and Other	(27.9)	(14.4)	(9.1)	-93.8%	-58.2%
Net income	$18.3	$169.4	$83.8	-89.2%	102.1%
___________________
N.M. - Not meaningful.

Property and Casualty

($ in millions)	Year Ended December 31,			2018-2017		2017-2016
	2018	2017	2016	Change %		Change %
Financial Data:
Written premiums*	$681.5	$662.8	$634.3	2.8%		4.5%
Net income (loss)	(14.3)	17.8	25.6	N.M.		-30.5%

Operating Statistics:
Loss and loss adjustment expense ratio	82.3%	76.6%	74.8%	5.7	pts	1.8	pts
Expense ratio	27.0%	26.7%	26.7%	0.3	pts	—
Combined ratio	109.3%	103.3%	101.5%	6.0	pts	1.8	pts
Effect on the combined ratio of:
Catastrophe costs	17.1%	9.5%	9.7%	7.6	pts	-0.2	pts
Prior years' (favorable) adverse reserve development	N.M.	-0.4%	-1.1%	N.M.		0.7	pts
Combined ratio excluding the effects of catastrophe costs and prior years' reserve development (underlying combined ratio)*	92.2%	94.2%	92.9%	-2.0	pts	1.3	pts
___________________
N.M. - Not meaningful.

For 2018, written premiums* increased compared to 2017, driven primarily by rate increases and somewhat offset by $6.7 million of reinsurance reinstatement premiums. For 2017, written premiums increased compared to 2016, reflecting increases in average written premium per policy for both property and automobile. Policy retention continued to be stable.

For 2018, net income decreased $32.1 million compared to 2017, driven primarily by elevated catastrophe costs which were $49.9 higher than the prior year. For 2017, net income decreased $7.8 million compared to 2016, driven primarily by elevated weather-related losses.

Excluding the effects of catastrophe costs and prior years' reserve development, the underlying combined ratio* has improved since 2016.

Retirement

($ in millions)	Year Ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %

Sales deposits*	$518.7	$491.8	$514.0	5.5%	-4.3%
Total assets under management	6,842.6	6,832.2	6,446.1	0.2%	6.0%
Net income	41.7	88.4	50.7	-52.8%	74.4%
Net income excluding DAC unlocking	44.8	89.1	50.5	-49.7%	76.4%
For 2018, sales deposits* increased compared to 2017, driven by strong growth in fee-based deposits. For 2017, sales deposits decreased compared to 2016, reflecting a decrease in spread-based deposits partially offset by an increase in fee-based deposits.
For 2018, total assets under management were comparable to a year ago. For 2017, total assets under management increased compared to 2016, primarily due to market appreciation on variable account annuities. Total cash value persistency remained strong.

For 2018, net income excluding deferred policy acquisition costs (DAC) unlocking decreased $44.3 million compared to 2017, primarily due to the benefit of a $39.5 million DTL re-measurement occurring in 2017, a $7.0 million pretax decrease in net interest margin and higher operating expenses to support long-term retirement infrastructure. For 2017, net income excluding DAC unlocking increased $38.6 million compared to 2016, primarily due to the DTL re-measurement benefit that occurred in 2017 and a $6.4 million pretax increase in net interest margin offset by higher operating expenses driven by strategic investments in technology, products and distribution.

Life

($ in millions)	Year Ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %

Sales*	$21.2	$17.7	$15.6	19.8%	13.5%
Mortality costs	35.1	36.1	33.1	-2.8%	9.1%
Net income	18.8	77.6	16.6	-75.8%	N.M.
___________________
N.M. - Not meaningful.
Sales rose consecutively from 2016 to 2018, reflecting an increased emphasis on meeting the needs of the under-insured educator market through enhanced marketing efforts and ease of doing business improvements. Life persistency was comparable during the periods.
For 2018, net income decreased $58.8 million compared to 2017, primarily due to the benefit of a $60.3 million DTL re-measurement that occurred in 2017, and net income in 2017 increased compared to 2016 for the same reason.

Consolidated Results of Operations

($ in millions)	Year Ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %

Insurance premiums and contract charges earned	$817.3	$794.7	$759.1	2.8%	4.7%
Net investment income	376.5	373.6	361.2	0.8%	3.4%
Net investment gains (losses)	(12.5)	(3.4)	4.1	N.M.	N.M.
Other income	10.3	6.6	4.5	56.1%	46.7%
Total revenues	1,191.6	1,171.5	1,128.9	1.7%	3.8%

Benefits, claims and settlement expenses	637.6	582.3	541.1	9.5%	7.6%
Interest credited	206.2	198.6	192.0	3.8%	3.4%
DAC amortization expense	109.9	102.2	96.7	7.5%	5.7%
Operating expenses	205.4	187.8	173.1	9.4%	8.5%
Interest expense	13.0	11.9	11.8	9.2%	0.8%
Total benefits, losses and expenses	1,172.1	1,082.8	1,014.7	8.2%	6.7%

Income before income taxes	19.5	88.7	114.2	-78.0%	-22.3%
Income tax expense (benefit)	1.2	(80.7)	30.4	-101.5%	N.M.
Net income	$18.3	$169.4	$83.8	-89.2%	102.1%
___________________
N.M. - Not meaningful.

Insurance Premiums and Contract Charges Earned

For 2018, insurance premiums and contract charges earned increased compared to 2017, primarily due to increases in average premium per policy for both property and automobile. For 2017, insurance premiums and contract charges earned increased compared to 2016 for the same reason.

Net Investment Income

For 2018, net investment income was comparable to 2017 as increased prepayment activity and returns on alternative investments offset the reduction in yields from a movement up in quality of the portfolio. Average invested assets increased 2.2% in 2018. For 2017, net investment income increased compared to 2016 reflecting growth in asset balances and an increase in prepayment activity, partially offset by the impact of the current low interest rate environment. Average investment assets increased 4.2% in 2017. The annualized yield on the total investment portfolio is listed in the following table:

	2018	2017	2016

Pretax yield	5.1%	5.2%	5.2%
After tax yield	4.1%	3.4%	3.5%

During 2018, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with the Company's overall conservative investment guidelines.

Net Investment Gains (Losses) - Pretax

For 2018, net investment losses increased compared to 2017. Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, equity securities are reported at fair value with changes in fair value recognized in net investment gains (losses). The changes in fair value of equity securities accounted for the increase in net investment losses over 2017. In 2017, net investment losses as compared to net investment gains in 2016 were realized primarily from ongoing investment portfolio management activity and, when determined, the recognition of other-than-temporary impairments (OTTI). The break down of net investment gains (losses) by transaction type is shown in the following table:

($ in millions)	Year Ended December 31,
	2018	2017	2016

OTTI losses recognized in earnings	$(1.5)	$(12.6)	$(11.1)
Sales and other, net	3.5	7.7	16.3
Change in fair value - equity securities	(18.3)	N/A	N/A
Change in fair value and gains (losses) realized on settlements - derivative instruments	3.8	1.5	(1.1)
Net investment gains (losses)	$(12.5)	$(3.4)	$4.1

The Company, from time to time, sells securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company's intent to sell an invested asset.

Other Income

For the three years ended 2018, 2017 and 2016, other income steadily increased due to increases in commissions from third-party vendor products and decreases in annuity premium bonuses.

Benefits, Claims and Settlement Expenses

For 2018, benefits, claims and settlement expenses increased compared to 2017, driven primarily by elevated catastrophe costs in Property and Casualty. For 2017, benefits, claims and settlement expenses increased compared to 2016, driven primarily by elevated weather-related losses in Property and Casualty.

Interest Credited

Compared to 2017, the 2018 increase in Retirement interest credited reflected higher interest costs on FHLB funding agreements as well as a 2.3% increase in average accumulated fixed deposits, at an average crediting rate of 3.7% and 3.6% for the years 2018 and 2017, respectively. Compared to a year earlier, the 2017 increase in Retirement interest credited reflected a 4.8% increase in average accumulated fixed deposits. Life interest credited remained flat between years.

DAC Amortization Expense
For 2018 and 2017, the increase in DAC amortization expense was primarily attributable to DAC unlocking in Retirement accompanied by growth in premiums and related commissions for Property and Casualty. For Life, DAC unlocking resulted in immaterial changes to amortization for the three years ended 2018, 2017 and 2016.

Operating Expenses

The 2018 and 2017 increases in operating expenses were consistent with management's expectations as the Company makes expenditures supporting targeted strategies in product, distribution and infrastructure, which are intended to enhance the overall customer experience, increase sales, and support favorable policy retention and business cross-sale ratios. 2018 also included $5.1 million pretax of transaction costs to acquire BCG and NTA.

The Property and Casualty expense ratio was 27.0% for 2018 and 26.7% for 2017 and 2016, respectively.

Interest Expense

In 2018, interest expense increased compared to 2017 and interest expense in 2017 increased compared to 2016. The increased levels of interest expense in 2018 and 2017 were mainly attributable to Federal Home Loan Bank borrowings occurring in the fourth quarter of 2017 as described further in Item 8, Note 7 of the Consolidated Financial Statements in this report.

Income Tax Expense (Benefit)

The effective income tax rate on the Company's pretax income, including net investment gains (losses), was 6.2%, (91.1)% and 26.6% for the years ended December 31, 2018, 2017 and 2016, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 21.2, 11.0 and 8.5 percentage points for 2018, 2017 and 2016, respectively. The TCJA reduced the 2017 effective income tax rate by 111.6 percentage points from re-measuring the Company's deferred taxes to reflect the changes in tax rates included in the Tax Act as of the date of enactment.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At December 31, 2018, the Company's federal income tax returns for years prior to 2014 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company's financial position or results of operations. Also, see Item 8, Note 8 of the Consolidated Financial Statements in this report.

Outlook for 2019

At the time of this Annual Report on Form 10-K, management estimates that 2019 full year core earnings* will be within a range of $2.00 to $2.20 per diluted share and is expected to generate a core return on equity* of between 7.0% and 7.5%. Management expects the Company's overall pretax net investment income to decline by $5 million to $6 million, impacting each of the three operating segments, due to a movement up in quality of the portfolio and a reduction in prepayment activity. This projection also reflects an overall effective tax rate of between 16% and 18%.

Within Property and Casualty, planned premium rate increases, as well as continued underwriting initiatives, are expected to improve the underlying automobile loss ratio* by about 2 points and the underlying property loss ratio* by around 3 points. Management increased the estimate used for catastrophe costs by 20% to be between $45 million and $55 million or 7 to 7.5 points. The expense ratio is expected to be consistent with 2018 and is expected to remain around 27%.

Net income for Retirement is expected to reflect further spread compression as the new money rates remain below the average portfolio earned rate as well as due to anticipated declines in prepayment activity. As a result, net income for Retirement is anticipated to be in the range of $39 million to $41 million. In addition, expense levels will rise, offset by increases in fee income and other income due to the inclusion of BCG.

Life net income is anticipated to decline 15% due to the decrease in net investment income noted above accompanied by a modest increase in mortality costs.

As described in Critical Accounting Estimates, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's estimates above. Additionally, see Forward-looking Information in Item 1 and Item 1A of this Annual Report on Form 10-K concerning other important factors that could impact actual results. Management believes that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires the Company's management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared.

The Company has identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	Valuation of fixed maturity securities, including evaluation of other-than-temporary impairments

•	Evaluation of goodwill for impairment

•	Valuation of life and annuity deferred policy acquisition costs

•	Valuation of liabilities for property and casualty unpaid claims and claim expenses

•	Valuation of investment contract and life policy reserves

Although variability is inherent in these accounting estimates, management believes the amounts provided are appropriate based upon the facts available during preparation of the consolidated financial statements.

Management has discussed with the audit committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements which include related disclosures. Information regarding the Company's accounting policies pertaining to these topics is located in the Notes to Consolidated Financial Statements as listed in Item 8 of this report.

Valuation of Fixed Maturity Securities

The fair value of a fixed maturity security is the estimated amount at which the security could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. The valuation of fixed maturity securities is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. The Company utilizes its investment managers and its custodian bank to obtain fair value prices from independent third-party valuation service providers, broker-dealer quotes, and model prices.

Each month, the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations for fixed maturity securities. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. The Company's fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 92.3% of the portfolio, based on fair value, was priced through pricing services or index priced using observable inputs as of December 31, 2018.

When the pricing sources cannot provide fair value determinations, the investment managers and custodian bank obtain non-binding price quotes from broker-dealers. And for those securities where the investment manager cannot obtain broker-dealer quotes, they will model the security, generally using anticipated cash flows of the underlying collateral. Broker-dealers' valuation methodologies as well as investment managers’ modeling methodologies are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The market inputs utilized in the evaluation measures and adjustments include: benchmark yield curves, reported trades, broker-dealer quotes, ratings and corresponding issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including anticipated cash flows, and industry and economic events. The extent of the use of each market input depends on the market sector and market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

The Company gains assurance that its fixed maturity securities portfolio is appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards. The Company’s processes and controls are designed to ensure (1) the valuation methodologies are appropriate and consistently applied, (2) the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and (3) the fair values are accurately recorded. For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers. The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or broker-dealers to other third party valuation sources for selected securities.

At December 31, 2018, Level 3 invested assets comprised 3.0% of the Company's total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the determination of fair value.

Evaluation of Other-than-temporary Impairments

The Company's methodology of assessing OTTI for fixed maturity securities is based on security-specific facts and circumstances as of the reporting date. The Company has a policy and process to evaluate fixed maturity securities (at the cusip/issuer level) on a quarterly basis to assess whether there has been OTTI. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than the amortized cost basis, (3) the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer, and (6) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment.

When OTTI is deemed to have occurred, the investment is written-down to fair value at the trade lot level and the credit-related loss portion is recognized as a net investment loss during the period. The amount of total OTTI related to non-credit factors for fixed maturity securities is recognized in other comprehensive income (OCI), net of applicable taxes, in which the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis. Also, see Item 8, Note 1 of the Consolidated Financial Statements in this report.

Evaluation of Goodwill for Impairment

Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess; the charge could have a material adverse effect on the Company's results of operations. The Company's reporting units, for which goodwill has been allocated, are equivalent to the Company's operating segments. As of December 31, 2018, the Company's allocation of goodwill by reporting unit/segment was as follows: $28.0 million, Retirement; $9.9 million, Life; and $9.5 million, Property and Casualty. Also see Item 8, Note 1 of the Consolidated Financial Statements in this report.

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

The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value of a reporting unit to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial markets on earnings, discount rate assumptions, liquidity and market capitalization. There were no events or material changes in circumstances during 2018 that indicated that an adverse material change in the fair value of the Company's reporting units had occurred.

Valuation of Life and Annuity Deferred Policy Acquisition Costs

DAC, consisting of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, are deferred and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, DAC is amortized over 20 years in proportion to estimated gross profits. DAC is amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for IUL. Also, see Item 8, Note 1 of the Consolidated Financial Statements in this report.

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of net investment gains (losses). For the variable deposit portion of Retirement, the Company amortizes DAC utilizing a future financial market performance assumption of an 8.0% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company's long-term assumption. The Company's practice with regard to future financial market performance assumes that long-term appreciation in the financial markets is not changed by short-term market fluctuations, but is only changed when sustained annual deviations are experienced. The Company monitors these fluctuations and only changes the assumption when the long-term expectation changes. The potential effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/(increase) in DAC amortization expense of approximately $2.0 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At December 31, 2018, the ratio of DAC to the total annuity accumulated cash value was 3.1%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of DAC. In terms of the sensitivity of this amortization to three of the more significant assumptions, based on DAC as of December 31, 2018 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.3 million and $0.4 million, (2) a 1.0% deviation from the targeted financial market performance for the underlying mutual funds of the Company's variable annuities would impact amortization between $0.3 million and $0.4 million and (3) a $1.0 million net investment gain (loss) would impact amortization by approximately $0.1 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to DAC amortization expense is included in Results of Operations by Segment for the Three Years Ended December 31, 2018.

The most significant assumptions that are involved in the estimation of life insurance gross profits include interest rates expected to be received on investments, business persistency, and mortality. Conversions from term to permanent insurance cause an immediate write down of the associated DAC. The impact on amortization due to assumption changes has an immaterial impact on the results of operations.

Valuation of Liabilities for Property and Casualty Unpaid Claims and Claim Expenses

Underwriting results of Property and Casualty are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liabilities for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years that transpire between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for Property and Casualty claims include provisions for payments to be made on reported claims (case reserves), claims incurred but not yet reported (IBNR) and associated settlement expenses (together, loss reserves).

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

Reserves are re-estimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve re-estimates. A detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in Item 8, Note 5 of the Consolidated Financial Statements in this report. Due to the nature of the Company's personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmentally related items such as mold.

Based on the Company's products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property and Casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6.0%, which equates to plus or minus approximately $13.0 million of net income based on net reserves as of December 31, 2018. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

There are a number of assumptions involved in the determination of the Company's Property and Casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. Management estimates that a 2.0% change in claim severity or claim frequency for the most recent 36 month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated net reserves of between $6.0 million and $10.0 million for long-tail liability related exposures (automobile liability coverages) and between $2.0 million and $4.0 million for short-tail liability related exposures (property and automobile physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.

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

The Company's liabilities for unpaid claims and claim expenses for Property and Casualty were as follows:

($ in millions)	December 31, 2018			December 31, 2017
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)

Automobile liability	$103.5	$171.7	$275.2	$97.3	$164.5	$261.8
Automobile other	12.4	(4.0)	8.4	11.9	0.7	12.6
Property	24.3	48.2	72.5	9.2	26.0	35.2
All other	2.1	9.0	11.1	1.4	8.2	9.6
Total	$142.3	$224.9	$367.2	$119.8	$199.4	$319.2

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company's re-estimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Re-estimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2018, the impact of a reserve re-estimation resulting in a 1.0% increase in net reserves would be a decrease of approximately $2.0 million in net income. A reserve re-estimation resulting in a 1.0% decrease in net reserves would increase net income by approximately $2.0 million.

Favorable prior years' reserve re-estimates increased net income in 2018 by approximately $0.3 million pretax, primarily the result of favorable severity trends in property for accident years 2016 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at December 31, 2018.

Valuation of Investment Contract and Life Policy Reserves

Liabilities for future benefits on annuity and life policies are established in amounts adequate to meet the estimated future obligations on policies in force.

Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. Liabilities for fixed indexed annuity (FIA) contracts are bifurcated into an embedded derivative and a host contract where the embedded derivative is included in Other policyholder funds in the Consolidated Balance Sheets and the host contract is accounted for as a debt instrument with any discount to the minimum account value being accreted using the effective yield method.

Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and lapses. Mortality and lapse assumptions for all policies have been based on actuarial tables which are consistent with the Company's own experience. In the event actual experience is worse than the assumptions, additional reserves may be required. This would result in recognition of a loss for the period in which the increase in reserves occurred. Also see Item 8, Note 1 of the Consolidated Financial Statements in this report.

Results of Operations by Segment for the Three Years Ended December 31, 2018

Consolidated financial results primarily reflect the operating results of three reporting segments as well as the corporate and other line. These segments are defined based on financial information Management uses to evaluate performance and to determine the allocation of assets.

•	Property and Casualty

•	Retirement

•	Life

•	Corporate and Other

The calculations of segment data are described in more detail in Item 8, Note 14 of the Consolidated Financial Statements in this report. The following sections provide analysis and discussion of results of operations for each of the reporting segments as well as investment results.

Property and Casualty

The following table provides certain financial information for the Property and Casualty segment for the periods indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,			2018-2017		2017-2016
	2018	2017	2016	Change %		Change %
Financial Data:
Premiums written*:
Automobile	$469.9	$450.7	$425.9	4.3%		5.8%
Property and other	211.6	212.1	208.4	-0.2%		1.8%
Total premiums written	681.5	662.8	634.3	2.8%		4.5%
Change in unearned insurance premiums	15.8	14.5	13.8	9.0%		5.1%
Total insurance premiums earned	665.7	648.3	620.5	2.7%		4.5%
Incurred claims and claims expenses:
Claims occurring in the current year (1)	548.0	499.0	471.1	9.8%		5.9%
Prior years' reserve development (2)	(0.3)	(2.7)	(7.0)	-88.9%		-61.4%
Total claims and claim expenses incurred	547.7	496.3	464.1	10.4%		6.9%
Operating expenses, including DAC	179.8	173.4	165.7	3.7%		4.6%
Underwriting loss	(61.8)	(21.4)	(9.3)	N.M.		130.1%
Net investment income	40.1	36.2	39.0	10.8%		-7.2%
Income before income taxes	(20.9)	14.5	30.3	N.M.		-52.1%
Net income (loss)	(14.3)	17.8	25.6	N.M.		-30.5%
Core earnings (loss)*	(14.3)	17.2	25.6	N.M.		-32.8%

Operating Statistics:
Automobile
Loss and loss adjustment expense ratio	76.3%	79.4%	80.2%	-3.1	pts	-0.8	pts
Expense ratio	26.8%	26.9%	27.1%	-0.1	pts	-0.2	pts
Combined ratio:	103.1%	106.3%	107.3%	-3.2	pts	-1.0	pts
Prior years' reserve development	—%	-0.1%	-0.3%	0.1	pts	0.2	pts
Catastrophes	1.7%	2.3%	2.5%	-0.6	pts	-0.2	pts
Underlying combined ratio*	101.4%	104.1%	105.1%	-2.7	pts	-1.0	pts
Property
Loss and loss adjustment expense ratio	95.4%	70.5%	63.9%	24.9	pts	6.6	pts
Expense ratio	27.7%	26.5%	26.2%	1.2	pts	0.3	pts
Combined ratio:	123.1%	97.0%	90.1%	26.1	pts	6.9	pts
Prior years' reserve development	-0.1%	-1.2%	-2.7%	1.1	pts	1.5	pts
Catastrophes	50.2%	24.5%	24.2%	25.7	pts	0.3	pts
Underlying combined ratio*	73.0%	73.7%	68.6%	-0.7	pts	5.1	pts

Policies in force (in thousands)
Automobile	463	479	485	-3.3%		-1.2%
Property	201	205	220	-2.0%		-6.8%
Total	664	684	705	-2.9%		-3.0%
___________________
N.M. - Not meaningful.
Footnotes continued on next page.

(1)	Catastrophe costs were incurred as follows:

	Year Ended December 31,
	2018	2017	2016
Three months ended
March 31	$9.8	$17.2	$12.7
June 30	26.8	32.4	27.3
September 30	32.2	8.6	8.4
December 31	45.3	3.6	11.6
Total full year	$114.1	$61.8	$60.0

(2)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs indicating that the actual and remaining projected losses for prior years are below the level anticipated in the previous December 31 loss reserve estimate.

	Year Ended December 31,
	2018	2017	2016
Three months ended
March 31	$(0.3)	$(1.0)	$(2.0)
June 30	—	(0.6)	(1.6)
September 30	—	(0.5)	(0.7)
December 31	—	(0.6)	(2.7)
Total full year	$(0.3)	$(2.7)	$(7.0)

For 2018, core earnings* decreased $31.5 million compared to 2017, reflecting a significant level of catastrophe costs. The most significant catastrophe event in 2018 was the Camp Fire in California, which generated gross losses of $150.0 million, and, after reinsurance, the financial impact of that event was $37.9 million pretax, including reinsurance reinstatement premiums. The Camp Fire in California was the largest single catastrophe event for the Company since Hurricane Katrina in 2005. For 2017, core earnings decreased $8.4 million compared to 2016, driven primarily by weather-related losses.

On a reported basis, the improvement in the automobile combined ratio in 2018 was attributable to 2.6 points of improvement in the underlying loss ratio due to rate actions combined with continued stabilization in auto loss trends and the expense ratio was comparable to the prior year. The increase in the property combined ratio in 2018 was attributable to an increase in catastrophe costs. On an underlying basis, the property loss ratio improved compared to the prior year.

Total premiums written* in 2018 increased compared to 2017, reflecting increases in average written premium per policy for both property and automobile partially offset by $6.7 million of reinsurance reinstatement premiums. For 2018, the Company's full year rate plan anticipated mid-single digit average rate increases (including states with no rate actions) for both automobile and property; average approved rate changes during 2018 were higher at 11.1% for automobile and slightly lower at 4.5% for property.

Based on policies in force, the automobile 12 month retention rate for new and renewal policies was 81.9% compared to 83.0% at December 31, 2017 and 83.5% at December 31, 2016, respectively, with the decrease due to recent rate and underwriting actions. The property 12 month new and renewal policy retention rate was 88.0%, 87.6% and 87.8% at December 31, 2018, 2017 and 2016, respectively.

Automobile premiums written* increased $19.2 million compared to 2017. In 2018, the average written premium per policy and average earned premium per policy increased 6.9% and 6.8%, respectively, compared to 2017. In 2017, automobile premiums written increased $24.8 million compared to 2016. In 2017, the average written premium per policy and average earned premium per policy increased 6.1% and 5.7%, respectively, compared to 2016. For automobile, the number of educator policies has been stable relative to overall automobile policies over the past three years as educators represented 85.4%, 85.2% and 85.2% of the automobile policies in force as of December 31, 2018, 2017 and 2016, respectively.

Property and other premiums written* decreased $0.5 million, compared to 2017. While the number of property policies in force has declined, the average written premium per policy and average earned premium per policy increased 4.3% and 3.1%, respectively, in 2018 compared to 2017. In addition, catastrophe reinstatement reinsurance premiums reduced current period premiums written by approximately $6.7 million. Property and other premiums written increased $3.7 million, compared to 2016. In 2017, while the number of property policies in force declined, the average written premium per policy and average earned premium per policy increased 2.2% and 2.6%, respectively, compared to a year earlier. For property, the number of educator policies has been stable relative to overall property policies over the past three years as educators represented 82.4%, 82.3% and 82.0% of the property policies in force as of December 31, 2018, 2017 and 2016, respectively.

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

Retirement

The following table provides certain information for the Retirement segment for the periods indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,			2018-2017		2017-2016
	2018	2017	2016	Change %		Change %
Financial Data:
Contract charges earned	$31.2	$28.0	$24.9	11.4%		12.4%
Net investment income	262.6	262.0	249.4	0.2%		5.1%
Interest credited	161.1	153.5	147.3	5.0%		4.2%
Net interest margin without net investment gains (losses)	101.5	108.5	102.1	-6.5%		6.3%
Mortality loss and other reserve charges	7.6	5.8	3.9	31.0%		48.7%
DAC amortization expense, excluding unlocking	19.2	16.7	14.9	15.0%		12.1%
DAC unlocking	3.9	1.1	(0.3)	N.M.		N.M.
Operating expenses	57.3	49.8	40.3	15.1%		23.6%
Income before income taxes	51.7	69.0	71.0	-25.1%		-2.8%
Net income	41.7	88.4	50.7	-52.8%		74.4%
Core earnings*	41.7	48.9	50.7	-14.7%		-3.6%

Operating Statistics:
Contract deposits
Variable	$205.8	$173.9	$163.6	18.3%		6.3%
Fixed	233.3	279.2	356.6	-16.4%		-21.7%
Total	439.1	453.1	520.2	-3.1%		-12.9%
Single	234.2	244.4	310.6	-4.2%		-21.3%
Recurring	204.9	208.7	209.6	-1.8%		-0.4%
Total	439.1	453.1	520.2	-3.1%		-12.9%
Accumulated value
Variable	2,001.1	2,152.0	1,923.9	-7.0%		11.9%
Fixed	4,712.2	4,612.0	4,503.1	2.2%		2.4%
Total	6,713.3	6,764.0	6,427.0	-0.7%		5.2%
Accumulated value persistency
Variable	94.4%	94.8%	94.9%	-0.4	pts	-0.1	pts
Fixed	94.0%	94.5%	94.6%	-0.5	pts	-0.1	pts
Total	94.1%	94.6%	94.7%	-0.5	pts	-0.1	pts
Number of contracts in force	226	223	219	1.3%		1.8%
Fixed spread (basis points)	171	194	193	-23bps		1	bp
___________________
N.M. - Not meaningful.

For 2018, core earnings* decreased $7.2 million compared to 2017, reflecting tightening annualized net interest spreads on fixed annuities, higher DAC unlocking, and higher operating expenses to support long-term retirement infrastructure. For 2017, core earnings decreased $1.8 million compared to 2016, reflecting higher operating expenses driven by strategic investments in technology, products and distribution offset by a $6.4 million pretax increase in net interest margin.

For 2018, contract deposits decreased compared to 2017, reflecting decreases for single and recurring deposits. Variable annuity deposits increased $31.9 million but the increase was more than offset by the $45.9 million decrease in fixed annuity deposits.

For 2018, variable accumulated value decreased compared to 2017, driven by the decline in the market. Fixed annuity accumulated value increased compared to 2017 reflecting the increase in contract deposits as well as interest credited which increased compared to 2017. The annualized net interest spread on fixed annuities decreased 23 basis points.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $472.9 million of Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company's existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $1.8 million in year one and $5.5 million in year two, further reducing the annualized net interest spread by approximately 4 basis points and 11 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future annualized net interest spreads is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread, based on DAC as of December 31, 2018 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

($ in millions)	December 31, 2018
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	26.2%	$1,181.0	50.8%	15.5%	$600.2
Equal to 2% but less than 3%	6.7	299.8	82.8	6.4	248.1
Equal to 3% but less than 4%	13.6	610.4	99.9	15.8	609.9
Equal to 4% but less than 5%	52.3	2,356.4	100.0	60.9	2,356.3
5% or higher	1.2	52.6	100.0	1.4	52.6
Total	100.0%	$4,500.2	85.9%	100.0%	$3,867.1

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Item 1A and other factors within this report.

Life

The following table provides certain information for the Life segment for the periods indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,			2018-2017		2017-2016
	2018	2017	2016	Change %		Change %
Financial Data:
Insurance premiums and contract deposits	$114.4	$111.2	$108.0	2.9%		3.0%
Insurance premiums and contract charges earned	120.4	118.4	113.7	1.7%		4.1%
Net investment income	74.4	76.2	73.6	-2.4%		3.5%
Benefits and settlement expenses	82.3	80.2	73.1	2.6%		9.7%
Interest credited	45.1	45.1	44.7	—%		0.9%
DAC amortization expense, excluding unlocking	7.3	7.7	7.5	-5.2%		2.7%
DAC unlocking	0.3	(0.2)	(0.4)	N.M.		N.M.
Operating expenses	36.4	36.5	36.9	-0.3%		-1.1%
Income before income taxes	23.7	25.7	26.3	-7.8%		-2.3%
Net income	18.8	77.6	16.6	-75.8%		N.M.
Core earnings*	18.8	17.3	16.6	8.7%		4.2%

Operating Statistics:
Life insurance in force	$18,278	$17,564	$17,025	4.1%		3.2%
Number of policies in force*	199	198	198	0.5%		—%
Average face amount in force (in dollars)	$92,073	$88,758	$86,012	3.7%		3.2%
Lapse ratio (ordinary life insurance in force)	4.6%	4.9%	4.3%	-0.3	pts	0.6	pts
Mortality costs	$35.1	$36.1	$33.1	-2.8%		9.1%
___________________
N.M. - Not meaningful.

For 2018, core earnings* increased $1.5 million compared to 2017, reflecting a lower effective tax rate. For 2017, core earnings increased $0.7 million compared to 2016.

Life premiums and contract deposits* increased in 2018 and 2017, reflecting the favorable impact of new ordinary life business growth. The ordinary life insurance in force lapse ratio was 4.6%, 4.9% and 4.3% for 2018, 2017 and 2016, respectively.

Corporate and Other

($ in millions)	Year Ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %

Interest expense	$11.9	$11.8	$11.8	0.8%	—%
Net investment gains (losses) pretax	(12.5)	(3.4)	4.1	N.M.	N.M.
Tax on net investment gains (losses)	(2.4)	(1.7)	1.8	41.2%	N.M.
Net investment gains (losses) after tax	(10.1)	(1.7)	2.3	N.M.	N.M.
Net income (loss)	(27.9)	(14.4)	(9.1)	-93.8%	-58.2%
Core earnings (loss)*	(17.8)	(11.3)	(11.4)	-57.5%	0.9%
___________________
N.M. - Not meaningful.

For 2018, core earnings* decreased compared to 2017, driven by $4.0 million, after tax, of transaction costs to acquire BCG and NTA. For 2017, core earnings was comparable to 2016.

Investment Results

($ in millions)	Year Ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %

Total net investment income	$376.5	$373.6	$361.2	0.8%	3.4%
Pretax net investment gains (losses)	(12.5)	(3.4)	4.1	N.M.	N.M.
Pretax net unrealized investment gains on securities	141.4	440.3	312.2	-67.9%	41.0%
___________________
N.M. - Not meaningful.

For 2018, net investment income was comparable to 2017 as increased prepayment activity and returns on alternative investments offset the reduction in yields from a movement up in quality of the portfolio. For 2017, net investment income increased $12.4 million compared to 2016, reflecting growth in asset balances and an increase in prepayment activity. While annuity asset balances in the Retirement segment continue to grow, annual investment yields continue to be impacted by the low interest rate environment of recent years.

For 2018, pretax net unrealized investment gains on securities were down $298.9 million compared to 2017, reflecting U.S. Treasury rates that rose 18 basis points and wider credit spreads across most asset classes. For 2017, pretax net unrealized investment gains on securities increased $128.1 million compared to 2016 as credit spreads were tighter across most asset classes in 2017 and U.S. Treasury rates were mostly flat.

Fixed Maturity and Equity Securities Portfolios

The table below presents the Company's fixed maturity and equity securities portfolios by major asset class, including the ten largest sectors of the Company's corporate bond holdings (based on fair value).

	December 31, 2018
($ in millions)	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	122	$624.5	$625.1	$(0.6)
Insurance	59	250.5	240.8	9.7
Real Estate	41	170.2	170.5	(0.3)
Energy (1)	57	156.8	154.9	1.9
Technology	33	136.9	138.6	(1.7)
HealthCare, Pharmacy	43	125.6	124.5	1.1
Utilities	39	106.3	97.6	8.7
Transportation	35	94.2	93.0	1.2
Telecommunications	21	51.9	48.7	3.2
Broadcasting & Media	14	51.4	49.5	1.9
All other corporates (2)	162	311.2	311.0	0.2
Total corporate bonds	626	2,079.5	2,054.2	25.3
Mortgage-backed securities
U.S. Government and federally sponsored agencies	235	450.1	434.7	15.4
Commercial (3)	153	663.7	676.2	(12.5)
Other	31	85.3	85.5	(0.2)
Municipal bonds (4)	499	2,004.0	1,884.3	119.7
Government bonds
U.S.	43	833.5	835.1	(1.6)
Foreign	14	84.9	83.3	1.6
Collateralized loan obligations (5)	132	692.4	702.0	(9.6)
Asset-backed securities	111	621.9	618.6	3.3
Total fixed maturity securities	1,844	$7,515.3	$7,373.9	$141.4

Equity securities
Non-redeemable preferred stocks	12	$54.7
Common stocks	93	37.2
Closed-end fund	1	19.8
Total equity securities	106	$111.7

Total	1,950	$7,627.0

(1)	At December 31, 2018, the fair value amount included $8.5 million which were non-investment grade.

(2)
The All Other Corporates category contains 19 additional industry classifications. Gaming, food and beverage, natural gas, metal and mining and retail represented $180.0 million of fair value at December 31, 2018, with the remaining 14 classifications each representing less than $27.0 million.

(3)	At December 31, 2018, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, 44.9% are tax-exempt and 77.7% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at December 31, 2018.

(5)
Based on fair value, 97.3% of the collateralized loan obligation securities were rated investment grade by Standard & Poor's Global Inc. (S&P), Moody's Investors Service, Inc. (Moody's) and/or Fitch Ratings, Inc. (Fitch) at December 31, 2018.

At December 31, 2018, the Company's diversified fixed maturity securities portfolio consisted of 3,020 investment positions, issued by 1,844 entities, and totaled approximately $7.5 billion in fair value. This portfolio was 97.3% investment grade, based on fair value, with an average quality rating of A+. The Company's investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for AA or AAA rated securities, 0.35% of invested assets for A or BBB rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and fair value of the Company's fixed maturity and equity securities portfolios by rating category. At December 31, 2018, 96.6% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)
($ in millions)

	December 31, 2018
	Percent of Total Fair Value	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA	9.1%	$683.7	$682.4
AA (2)	44.5	3,342.2	3,278.5
A	22.4	1,686.2	1,621.5
BBB	21.2	1,596.0	1,583.1
BB	1.8	138.9	141.1
B	0.4	27.3	28.0
CCC or lower	0.1	0.4	0.4
Not rated (3)	0.5	40.6	38.9
Total fixed maturity securities	100.0%	$7,515.3	$7,373.9
Equity securities
AAA	—	—
AA	—	—
A	—	—
BBB	49.0%	$54.7
BB	—	—
B	—	—
CCC or lower	—	—
Not rated	51.0	57.0
Total equity securities	100.0%	$111.7

Total		$7,627.0

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At December 31, 2018, the AA rated fair value amount included $833.5 million of U.S. Government and federally sponsored agency securities and $697.4 million of mortgage-backed and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P, Moody's or Fitch.

At December 31, 2018, the fixed maturity securities portfolio had $107.7 million of pretax gross unrealized investment losses on $3,386.9 million of fair value related to 1,411 positions. Of the investment positions with gross unrealized investment losses, there was one security trading below 80.0% of the carrying value at December 31, 2018.

The Company views the unrealized investment losses of all of the securities at December 31, 2018 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of OTTI.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2018, 2017 and 2016, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company's investment portfolio, which is comprised primarily of investment grade, fixed maturity securities, is presented in Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2018, Item 1, Investments and in Item 8, Note 2 of the Consolidated Financial Statements in this report.

Cash Flow

The short-term liquidity requirements of the Company, within a 12 month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet the Company's operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth, pay dividends to shareholders and repurchase shares of HMEC's common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity policy claims and benefits, as well as retirement of long-term debt. The following table summarizes the Company's consolidated cash flows activity for the periods indicated.

($ in millions)	Year Ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %

Net cash provided by operating activities	$200.9	$256.6	$211.4	-21.7%	21.4%
Net cash used in investing activities	186.5	228.7	325.4	-18.5%	-29.7%
Net cash provided by (used in) financing activities	(10.1)	(37.0)	115.1	72.7%	-132.1%
Net increase (decrease) in cash	$4.3	(9.1)	1.2	N.M.	N.M.
Cash at beginning of period	7.6	16.7	15.5	-54.5%	7.7%
Cash at end of period	$11.9	$7.6	$16.7	56.6%	-54.5%
___________________
N.M. - Not meaningful.

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

For 2018, net cash provided by operating activities decreased $55.7 million compared to 2017, primarily due to increases in Policyholder benefits paid related to catastrophe claims and Policy acquisition and other operating expenses paid, partially offset by Premiums collected and Investment income collected.

Investing Activities

HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity, and reinvest the proceeds into other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity securities portfolio as available for sale.

Financing Activities

Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, issuances and repurchases of HMEC's common stock, fluctuations in bank overdraft balances, and borrowings, repayments and repurchases related to debt facilities.

Horace Mann Life Insurance Company (HMLIC), one of the Company's subsidiaries, operates under funding agreements with FHLB. In November 2018, HMLIC received an additional $50.0 million from FHLB under a funding agreement and receipt of those funds has been reported in Annuity Contracts: Variable, Fixed and FHLB Funding Agreements, Deposits. Advances to HMLIC from FHLB under funding agreements totaled $625.0 million as of December 31, 2018. For the year ended December 31, 2018, cash inflows from annuity contract deposits, excluding the FHLB transaction, decreased $14.0 million, or 3.1%, compared to 2017. Cash outflows from annuity contract benefits, withdrawals and net transfers to Separate Account (variable annuity) assets increased $61.9 million, or 15.1%, compared to 2017.

In 2017, Horace Mann Insurance Company (HMIC) became a member of FHLB, which provides HMIC with access to collateralized borrowings and other FHLB products. In the fourth quarter of 2017, HMIC received $50.0 million in executed borrowings and receipt of those funds has been reported in FHLB borrowings. Proceeds from the FHLB borrowings were invested in high quality floating rate assets with the primary objective of generating incremental investment income with an emphasis on minimizing interest rate risk and preserving capital. For the year ended 2017, financing activities included a cash outflow of $77.9 million attributable to fixed account withdrawals due to the transfer of all the Company’s 401(k) assets to a third-party provider. Exclusive of this transaction, the Company’s annuity business produced net positive cash flows in 2017 and 2016.

Contractual Obligations

The following table shows the Company's contractual obligations, as well as the projected timing of payments.

($ in millions)	Payments Due By Period as of December 31, 2018
	Total	Less Than 1 Year (2019)	1 - 3 Years (2020 and 2021)	3 - 5 Years (2022 and 2023)	More Than 5 Years (2024 and beyond)
Fixed annuities and fixed option of variable annuities (1)	$7,118.7	$309.7	$630.6	$643.6	$5,534.8
Supplemental contracts (1)(2)	1,098.1	284.8	57.3	227.9	528.1
Life insurance policies (1)	2,630.8	99.5	203.2	203.2	2,124.9
Property and Casualty claims and claim adjustment expenses (1)	277.5	159.3	108.1	9.6	0.5
Long-term debt obligations, FHLB borrowings due October and December 2022 (3)	55.2	1.4	2.7	51.1	—
Long-term debt obligations Senior Notes due December 1, 2025 (4)	328.8	11.3	22.5	22.5	272.5
Operating lease obligations (5)	7.2	2.6	2.9	1.7	—

Total	$11,516.3	$868.6	$1,027.3	$1,159.6	$8,460.8

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments and is net of anticipated reinsurance recoveries.

(2)	Includes $625.0 million obligation to FHLB plus interest.

(3)	Includes $50.0 million obligation to FHLB plus interest.

(4)	Includes principal and interest.

(5)	The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states) as well as for computer equipment and copier machines.

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

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, and other contingent events as appropriate to the respective product types. Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2018. Separate Account (variable annuity) payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.

See Item 8, Note 1 of the Consolidated Financial Statements in this report for a description of the Company's method for establishing life and annuity reserves in accordance with GAAP.

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

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the NAIC. Historically, the Company's insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2019 from all of HMEC's insurance subsidiaries without prior regulatory approval is $90.7 million. Management anticipates that the Company's sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in Item 8, Note 10 of the Consolidated Financial Statements in this report.

The total capital of the Company was $1,588.3 million at December 31, 2018, including $297.7 million of long-term debt. Total debt represented 20% of total capital excluding net unrealized investment gains on securities (18.7% including net unrealized investment gains on securities) at December 31, 2018, which was below the Company's long-term target of 25%.

Shareholders' equity was $1,290.6 million at December 31, 2018, including net unrealized investment gains on securities in the Company's investment portfolio of $96.9 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. The market value of the Company's common stock and the market value per share were $1,534.3 million and $37.45, respectively, at December 31, 2018. Book value per share was $31.50 at December 31, 2018 ($29.13 excluding net unrealized investment gains on securities).

Additional information regarding net unrealized investment gains on securities in the Company's investment portfolio at December 31, 2018 is included in Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2018 and Item 8, Note 2 of the Consolidated Financial Statements in this report.

Total shareholder dividends were $46.7 million for the year ended December 31, 2018. In March, May, September and December 2018, the Board announced regular quarterly dividends of $0.285 per share. Compared to the full year per share dividends paid in 2017 of $1.10, the total 2018 dividends paid per share of $1.14 represented an increase of 3.6%.

In December 2011, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million (2011 Plan). In September 2015, the Board authorized an additional share repurchase program allowing repurchases of up to $50.0 million (2015 Plan) to begin following the completion of the 2011 Plan. Both share repurchase programs authorize the repurchase of HMEC's common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase programs do not have expiration dates and may be limited or terminated at any time without notice. Utilization of the remaining authorization under the 2011 program was completed in January 2016. During 2018, the Company repurchased 129,112 shares of its common stock, or 0.3%, of the outstanding shares on December 31, 2017, at an aggregate cost of $5.1 million, or an average price of $39.41 per share, under the 2015 Plan. In total and through December 31, 2018, 2,977,162 shares were repurchased under the 2011 and 2015 Plans at an average price of $25.96 per share. The repurchase of shares was funded through use of cash. As of December 31, 2018, $22.8 million remained authorized for future share repurchases under the 2015 Plan authorization.

The following table summarizes the Company's debt obligations.

($ in millions)	Effective Interest Rates	Final Maturity	December 31,
			2018	2017
Short-term debt
Bank Credit Facility	Variable	2023	$—	$—
Long-term debt (1)
4.50% Senior Notes, Aggregate principal amount of $250,000 less unaccrued discount of $488 and $547 and unamortized debt issuance costs of $1,772 and $1,984	4.50%	2025	247.7	247.5
Federal Home Loan Bank borrowing	2.70%	2022	50.0	50.0

Total			$297.7	$297.5
___________________
(1)    The Company designates debt obligations as "long-term" based on maturity date at issuance.

In November 2015, the Company issued $250.0 million aggregate principal amount of Senior Notes, which will mature on December 1, 2025, at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in Item 8, Note 7 of the Consolidated Financial Statements in this report. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

In 2017, HMIC became a member of FHLB, which provides HMIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of membership stock, in June 2017, HMIC purchased common stock to meet the membership requirement. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage - such as 2.0% based on the Reduced Capitalization Advance Program. In 2017, HMIC purchased common stock to meet the activity-based requirement. For FHLB borrowings, the Board has authorized a maximum amount equal to the greater of 10% of admitted assets or 20% of surplus of the consolidated property and casualty companies. In the fourth quarter of 2017, the Company received $50.0 million in executed borrowings for HMIC. For the total $50.0 million received, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 2.70% as of December 31, 2018. HMIC's FHLB borrowings of $50.0 million are included in Long-term debt on the Consolidated Balance Sheets.

As of December 31, 2018, the Company had no balance outstanding under its Bank Credit Facility. Effective June 27, 2018, the Bank Credit Facility was amended and restated to extend the commitment termination date to June 27, 2023 from the previous termination date of July 30, 2019. The interest rate spread relative to Eurodollar base rates and the financial covenants within the agreement were not changed. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2018.

To provide additional capital management flexibility, the Company filed a "universal shelf" registration on Form S-3 with the SEC on March 13, 2018. The registration statement, which registered the offer and sale by the Company from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 13, 2018. Unless withdrawn by the Company earlier, this registration statement will remain effective through

March 13, 2021. No securities associated with the registration statement have been issued as of the date of this Annual Report on Form 10-K.

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

In October 2018, Moody’s upgraded Horace Mann’s debt rating on the Senior Notes to Baa2 and their Property and Casualty and Life insurance financial strength ratings to A2, each with a positive outlook, from Baa3 and A3, respectively, at year-end 2017.

Assigned ratings were reviewed by all of the rating agencies in December 2018 in conjunction with the announcement of the Company’s plans to acquire NTA. In conjunction with that review, A.M. Best and S&P maintained the ratings that were in place at December 31, 2017. Moody’s affirmed its ratings as upgraded in October, but placed the ratings on negative watch. Fitch placed both its debt and insurance financial strength ratings on "rating watch negative".

February 15, 2019	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)

S&P	A	(stable)	BBB	(stable)
Moody's	A2	(negative)	Baa2	(negative)
A.M. Best	A	(stable)	bbb	(stable)
Fitch	A	(rating watch negative)	BBB	(rating watch negative)

Reinsurance Programs

Information regarding the reinsurance program for the Company's Property and Casualty segment is located in Item 1, Reporting Segments of this report.

Information regarding the reinsurance program for the Company's Life segment is located in Item 1, Reporting Segments of this report.

Pending Accounting Standards

There are several pending accounting standards that the Company has not implemented because the implementation date has not yet occurred. For a discussion of these pending standards, see Item 8, Note 1 of the Consolidated Financial Statements in this report. The effect of implementing certain accounting standards on the Company's financial results and financial condition is often based in part on market conditions at the time of implementation of the standard and other factors that the Company is unable to determine prior to implementation. For this reason, the Company is sometimes unable to estimate the effect of certain pending accounting standards until the relevant authoritative body finalizes these standards or until the Company implements them.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. Also, see Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2018 of this report regarding net investment gains (losses).

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company's investments and the credited interest rates on the Company's insurance liabilities. Also, see Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2018 of this report regarding interest credited to policyholders.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. As of the time of this Annual Report on Form 10-K, derivatives are only used to manage the interest crediting rate risk within the FIA and IUL products. At December 31, 2018, approximately 10.8% of the fixed maturity securities portfolio represented investments supporting the Property and Casualty operations and approximately 89.2% supported Retirement and Life business. For discussions regarding the Company's investments see Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2018 of this report regarding net investment gains (losses) and Item 1, Investments of this report.

The Company's Retirement and Life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities. Although credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company's ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. Also, see Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2018 of this report regarding interest credited to policyholders.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company's multiline insurance operations combines the characteristics of its long duration annuity and interest rate sensitive life liabilities with its short duration non-interest rate sensitive Property and Casualty liabilities. Overall, at December 31, 2018, the duration of the fixed maturity securities portfolio was estimated to be approximately 5.9 years and the duration of the Company's insurance liabilities and debt was estimated to be approximately 6.8 years.

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

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. Based on the most recent study, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company's assets and liabilities would both increase, the net of which would result in a decrease in shareholders' equity of approximately $41.8 million after tax, or 3.2%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in a decrease in shareholders' equity of approximately $30.6 million after tax, or 2.4%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to attempt to mitigate such hypothetical losses in fair value of shareholders' equity.

Interest rates continue to be at historically low levels. If interest rates remain low over an extended period of time, management recognizes it could pressure investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities. Moreover, issuers of securities in the Company's investment portfolio may prepay or redeem fixed maturity securities, as well as asset-backed and commercial and mortgage-backed securities, with greater frequency to borrow at lower market rates. As a general guideline, management estimates that pretax net income in 2019 and 2020 would decrease by approximately $2.8 million (by segment: Retirement $1.8 million, Life $0.5 million and Property and Casualty $0.5 million) and $7.9 million (by segment: Retirement $5.3 million, Life $1.5 million and Property and Casualty $1.1 million), respectively, for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in-force contracts. In addition, declining interest rates also could negatively impact the amortization of DAC, as well as the recoverability of goodwill, due to the impacts on the estimated fair value of the Company's operating segments.

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

ITEM 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to IV and VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the change in fair value of equity investments effective January 1, 2018 due to the adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1989.

Chicago, Illinois
March 1, 2019

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
($ in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2018, $7,373,911; 2017, $7,302,950)	$7,515,318	$7,724,075
Equity securities, available for sale, at fair value (cost 2017, $116,320)	111,750	135,466
Limited partnership interests	328,516	247,266
Short-term and other investments	295,093	245,541
Total investments	8,250,677	8,352,348
Cash	11,906	7,627
Deferred policy acquisition costs	298,742	257,826
Goodwill	47,396	47,396
Other assets	422,047	381,182
Separate Account (variable annuity) assets	2,001,128	2,151,961
Total assets	$11,031,896	$11,198,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,711,193	$5,573,735
Unpaid claims and claim expenses	396,714	347,749
Unearned premiums	276,225	260,539
Total policy liabilities	6,384,132	6,182,023
Other policyholder funds	767,988	724,261
Other liabilities	290,358	341,053
Long-term debt	297,740	297,469
Separate Account (variable annuity) liabilities	2,001,128	2,151,961
Total liabilities	9,741,346	9,696,767
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2018, 65,820,369; 2017, 65,439,245	66	65
Additional paid-in capital	475,109	464,246
Retained earnings	1,216,582	1,231,177
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on securities	96,941	300,177
Net funded status of benefit plans	(12,185)	(13,217)
Treasury stock, at cost, 2018, 24,850,484 shares; 2017, 24,721,372 shares	(485,963)	(480,875)
Total shareholders' equity	1,290,550	1,501,573
Total liabilities and shareholders' equity	$11,031,896	$11,198,340

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Insurance premiums and contract charges earned	$817,333	$794,703	$759,146
Net investment income	376,507	373,630	361,186
Net investment gains (losses)	(12,543)	(3,406)	4,123
Other income	10,302	6,623	4,455

Total revenues	1,191,599	1,171,550	1,128,910

Benefits, losses and expenses
Benefits, claims and settlement expenses	637,560	582,306	541,004
Interest credited	206,199	198,635	192,022
DAC amortization expense	109,889	102,185	96,732
Operating expenses	205,413	187,789	173,112
Interest expense	13,001	11,948	11,808

Total benefits, losses and expenses	1,172,062	1,082,863	1,014,678

Income before income taxes	19,537	88,687	114,232
Income tax expense (benefit)	1,194	(80,772)	30,467

Net income	$18,343	$169,459	$83,765

Net income per share
Basic	$0.44	$4.10	$2.04
Diluted	$0.44	$4.08	$2.02

Weighted average number of shares and equivalent shares
Basic	41,570,492	41,364,546	41,158,349
Diluted	41,894,232	41,564,979	41,475,516

Net investment gains (losses)
Total other-than-temporary impairment losses on securities	$(1,530)	$(12,620)	$(11,401)
Portion of losses recognized in other comprehensive income (loss)	—	—	(290)
Net other-than-temporary impairment losses on securities recognized in earnings	(1,530)	(12,620)	(11,111)
Sales and other, net	3,491	7,756	16,286
Change in fair value - equity securities	(18,323)	—	—
Change in fair value and gains realized on settlements - derivative instruments	3,819	1,458	(1,052)
Total	$(12,543)	$(3,406)	$4,123

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Comprehensive income (loss)
Net income	$18,343	$169,459	$83,765
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on securities	(188,195)	74,405	571
Change in net funded status of benefit plans	1,032	734	(23)
Cumulative effect of change in accounting principle	(15,041)	—	—
Other comprehensive income (loss)	(202,204)	75,139	548
Total	$(183,861)	$244,598	$84,313

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Common stock, $0.001 par value
Beginning balance	$65	$65	$65
Options exercised, 2018, 145,438 shares; 2017, 208,306 shares; 2016, 142,203 shares	—	—	—
Conversion of common stock units, 2018, 30,368 shares; 2017, 15,981 shares; 2016, 15,629 shares	—	—	—
Conversion of restricted common stock units, 2018, 212,382 shares; 2017, 313,292 shares; 2016, 222,297 shares	1	—	—
Ending balance	66	65	65

Additional paid-in capital
Beginning balance	464,246	453,479	442,648
Options exercised and conversion of common stock units and restricted common stock units	3,008	2,962	2,696
Share-based compensation expense	7,855	7,805	8,135
Ending balance	475,109	464,246	453,479

Retained earnings
Beginning balance	1,231,177	1,155,732	1,116,277
Net income	18,343	169,459	83,765
Cash dividends, 2018, $1.14 per share; 2017, $1.10 per share; 2016, $1.06 per share	(47,979)	(46,114)	(44,310)
Reclassification of deferred taxes	—	(47,900)	—
Cumulative effect of change in accounting principle	15,041	—	—
Ending balance	1,216,582	1,231,177	1,155,732

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	286,960	163,921	163,373
Change in net unrealized investment gains on securities	(188,195)	74,405	571
Change in net funded status of benefit plans	1,032	734	(23)
Reclassification of deferred taxes	—	47,900	—
Cumulative effect of change in accounting principle	(15,041)	—	—
Ending balance	84,756	286,960	163,921

Treasury stock, at cost
Beginning balance, 2018, 24,721,372 shares; 2017, 24,672,932 shares; 2016, 23,971,522 shares	(480,875)	(479,215)	(457,702)
Acquisition of shares, 2018, 129,112 shares; 2017, 48,440 shares; 2016, 701,410 shares	(5,088)	(1,660)	(21,513)
Ending balance, 2018, 24,850,484 shares; 2017, 24,721,372 shares; 2016, 24,672,932 shares	(485,963)	(480,875)	(479,215)

Shareholders' equity at end of period	$1,290,550	$1,501,573	$1,293,982
See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows - operating activities
Premiums collected	$760,367	$739,503	$710,646
Policyholder benefits paid	(590,479)	(528,501)	(511,017)
Policy acquisition and other operating expenses paid	(305,000)	(283,351)	(277,076)
Income taxes paid	(8,679)	(16,259)	(27,847)
Investment income collected	373,568	363,283	344,778
Interest expense paid	(12,532)	(11,555)	(11,754)
Other	(16,357)	(6,534)	(16,297)
Net cash provided by operating activities	200,888	256,586	211,433

Cash flows - investing activities
Fixed maturity securities
Purchases	(1,428,889)	(1,569,220)	(1,566,047)
Sales	625,527	500,760	429,251
Maturities, paydowns, calls and redemptions	737,535	927,665	799,653
Equity securities
Purchases	(13,430)	(32,312)	(60,135)
Sales and repayments	25,498	53,100	21,210
Limited partnership interests
Purchases	(93,545)	(103,200)	(70,177)
Sales	16,997	20,234	12,418
Change in short-term and other investments, net	(56,192)	(25,691)	108,467
Net cash used in investing activities	(186,499)	(228,664)	(325,360)

Cash flows - financing activities
Dividends paid to shareholders	(46,689)	(46,114)	(44,310)
FHLB borrowings	—	50,000	—
Acquisition of treasury stock	(5,088)	(1,660)	(21,513)
Proceeds from exercise of stock options	3,627	4,190	3,329
Withholding tax payments on RSUs tendered	(3,165)	(3,245)	(4,015)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	489,097	453,146	520,211
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(473,003)	(411,061)	(349,915)
Transfer of Company 401(k) to a third-party provider	—	(77,898)	—
Life policy accounts
Deposits	8,149	4,883	4,018
Withdrawals and surrenders	(4,910)	(4,458)	(3,965)
Change in book overdrafts	21,872	(4,748)	11,248
Net cash provided by (used in) financing activities	(10,110)	(36,965)	115,088

Net increase (decrease) in cash	4,279	(9,043)	1,161

Cash at beginning of period	7,627	16,670	15,509

Cash at end of period	$11,906	$7,627	$16,670

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
($ in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no subsequent events requiring adjustment to the consolidated financial statements or disclosure except as described in Note 15.

Investments

The Company invests predominantly in fixed maturity securities. This category includes primarily bonds and notes, but also includes redeemable preferred stocks. These securities are classified as available for sale and carried at fair value. An adjustment for net unrealized investment gains (losses) on all securities available for sale and carried at fair value, is recognized as a separate component of accumulated other comprehensive income (AOCI) within shareholders' equity, net of applicable deferred taxes and the related impact on deferred policy acquisition costs (DAC) associated with annuity contracts and life insurance

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

products with account values that would have occurred if the securities had been sold at their aggregate fair value and the proceeds reinvested at current yields.

Beginning January 1, 2018, equity securities are carried at fair value with changes in fair value recognized as Net investment gains (losses). This category includes nonredeemable preferred stocks and common stocks.

Limited partnership interests include investments in private equity funds, real estate funds and other funds. All investments in limited partnership interests are accounted for in accordance with the equity method of accounting.

Short-term and other investments are comprised of short-term fixed maturity securities, generally carried at cost which approximates fair value; derivative instruments (all call options), carried at fair value; policy loans, carried at unpaid principal balances; mortgage loans, carried at unpaid principal balances; and restricted Federal Home Loan Bank (FHLB) membership and activity stocks, carried at redemption value which approximates fair value.

The Company invests in fixed maturity securities and alternative investment funds that could qualify as variable interest entities, including corporate securities, mortgage-backed securities and asset-backed securities. Such securities have been reviewed and determined not to be subject to consolidation as the Company is not the primary beneficiary of these securities because it does not have the power to direct the activities that most significantly impact the entities' economic performance.

Investment income is recognized as earned. Investment income reflects amortization of premiums and accrual of discounts on an effective-yield basis.

Realized gains and losses arising from the disposal (recorded on a trade date basis) or impairment of securities are determined based upon specific identification of securities. The Company evaluates all investments in its portfolio for other-than-temporary declines in fair value as described in the following section.

Other-than-temporary Impairment

The Company's methodology of assessing other-than-temporary impairments (OTTI) for fixed maturity securities is based on security-specific facts and circumstances as of the reporting date. Based on these facts, if (1) the Company has the intent to sell the security, (2) it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis, or (3) management does not expect to recover the entire amortized cost basis of the security, an OTTI is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in fair value.

The Company has a policy and process to evaluate fixed maturity securities (at the cusip/issuer level) on a quarterly basis to assess whether there has been OTTI. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than the amortized cost basis (3) the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer, and

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

(6) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. When OTTI is deemed to have occurred, the investment is written-down to fair value at the trade lot level and the credit-related loss portion is recognized as a net investment loss during the period. The amount of total OTTI related to non-credit factors for fixed maturity securities is recognized in other comprehensive income (OCI), net of applicable taxes, in which the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis.

With respect to fixed maturity securities involving securitized financial assets — primarily asset-backed and commercial mortgage-backed securities in the Company's portfolio — the securitized financial asset securities' underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected future cash flows.

A decline in fair value below the amortized cost basis is not assumed to be other-than-temporary for fixed maturity securities with unrealized losses due to spread widening, market illiquidity or changes in interest rates where there exists a reasonable expectation based on the Company's consideration of all objective information available that the Company will recover the entire amortized cost basis of the security and the Company does not have the intent to sell the security before maturity or a market recovery is realized and it is more likely than not the Company will not be required to sell the security. OTTI loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate.

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

If the Company has concerns regarding the viability of the issuer or its ability to service the specific security after this assessment, a cash flow analysis is prepared to determine if the present value of future cash flows has declined below the amortized cost basis of the fixed maturity security. This analysis to determine an estimate of ultimate recovery value is combined with the estimated timing to recovery and any other applicable cash flows that are expected. If a cash flow analysis estimate is not feasible, then the market's view of cash flows implied by the period end fair value, market discount rates and effective yield are the primary factors used to estimate an ultimate recovery value.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

of future cash flows expected to be collected. Information includes, but is not limited to, debt-servicing, missed refinancing opportunities and geography.

Loan level characteristics such as issuer, FICO score, payment terms, level of documentation, property or residency type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan's propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy that is based on the collateral characteristics. Loss severity is a function of multiple factors including, but not limited to, the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Prepayment speeds, both actual and estimated, cost of capital rates and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are then estimated with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issuer's position in the overall structure, to estimate the future cash flows associated with the residential or commercial mortgage-backed security held by the Company.

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

If the Company has concerns regarding the viability of the municipal issuer or its ability to service the specific security after this analysis, a cash flow analysis is prepared to determine a present value and whether it has declined below the amortized cost basis of the security. If a cash flow analysis is not feasible, then the market's view of the period end fair value, market discount rates and effective yield are the primary factors used to estimate the present value.

Credit Losses

The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost basis and the present value of the expected future cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate of cash flows vary depending on the type of security. Corporate fixed maturity security and municipal bond cash flow estimates are derived from scenario-based outcomes of expected restructurings or the disposition of assets using specific facts and other circumstances, including timing, security interests and loss severity and when not reasonably estimable, such securities are impaired to fair value as management's best estimate of the present value of future cash flows. The cash flow estimates for mortgage-backed and other structured securities are based on security specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds, and structural support, including subordination and guarantees.

Deferred Policy Acquisition Costs

The Company's DAC by reporting segment was as follows:

($ in thousands)	December 31,
	2018	2017

Retirement (annuity)	$209,231	$174,661
Life	59,478	53,974
Property and Casualty	30,033	29,191
Total	$298,742	$257,826

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

The Company periodically reviews the assumptions and estimates used in DAC and also periodically reviews its estimations of gross profits, a process sometimes referred to as "unlocking". The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of net investment gains (losses) on fixed maturity and equity securities. For the variable deposit portion of Retirement, the Company amortizes DAC utilizing a future financial market performance assumption of a 8% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company's long-term assumption. The Company's practice with regard to future financial market performance assumes that long-term appreciation in the financial markets is not changed by short-term market fluctuations, but is only changed when sustained deviations are experienced. The Company monitors these fluctuations and only changes the assumption when long-term expectations change.

The most significant assumptions that are involved in the estimation of life insurance gross profits include interest rates expected to be received on investments, business persistency, and mortality.  Conversions from term to permanent insurance cause an immediate write down of the associated DAC.  The impact on amortization due to assumption changes has an immaterial impact on the results of operations.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to recognize a material charge or credit to current period amortization expense for the period in which the adjustment is made. The Company recognized the following adjustments to amortization expense as a result of evaluating actual experience and prospective assumptions, the impact of unlocking:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Increase (decrease) to DAC amortization expense:
Retirement	$3,948	$1,081	$(313)
Life	283	(200)	(394)
Total	$4,231	$881	$(707)

DAC for investment contracts and life insurance products with account values are adjusted for the impact on estimated future gross profits as if net unrealized investment gains (losses) on securities had been realized at the reporting date. This adjustment reduced DAC by $17,862 thousand and $57,995 thousand at December 31, 2018 and 2017, respectively. The after tax impact of this adjustment is included in AOCI (net unrealized investment gains (losses) on securities) within shareholders' equity.

DAC is reviewed for recoverability from future income, including net investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the years ended December 31, 2018, 2017 and 2016.

Goodwill

When the Company was acquired in 1989, intangible assets were recognized as goodwill in the application of purchase accounting. In addition, goodwill was recognized in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The goodwill impairment test, as defined in GAAP, allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of confirming and measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess. Any amount of goodwill determined to be impaired will be recognized as an expense in the period in which the impairment determination is made.

The Company completed its annual goodwill assessment for the individual reporting units as of October 1, 2018 and did not utilize the option to perform an initial assessment of qualitative factors. The first step of the Company's analysis indicated that fair value exceeded the carrying amount for all reporting units. The process of evaluating goodwill for impairment required management to make multiple judgments and assumptions to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company's own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company's reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

As part of the Company's October 1, 2018 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to several factors, most notably market sentiment, trading volume and transaction premium. The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances. There were no other events or material changes in circumstances during 2018 that indicated that a material change in the fair value of the Company's reporting units had occurred.

During each year from 2016 through 2018, the Company completed the required annual testing; no impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below the carrying amount. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation, which is calculated using the straight-line method based on the estimated useful lives of the assets. The estimated life for real estate is identified by specific property and ranges from 20 to 45 years. The estimated useful lives of leasehold improvements and other property and equipment, including capitalized software, generally range from 3 to 10 years. The following amounts are included in Other assets in the Consolidated Balance Sheets:

($ in thousands)	December 31,
	2018	2017

Property and equipment	$142,243	$133,803
Less: accumulated depreciation	101,267	94,862
Total	$40,976	$38,941

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

Investment Contract and Life Policy Reserves

This table summarizes the Company's investment contract and life policy reserves.

($ in thousands)	December 31,
	2018	2017

Investment contract reserves	$4,555,856	$4,452,972
Life policy reserves	1,155,337	1,120,763
Total	$5,711,193	$5,573,735

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force.

Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method including assumptions as to investment yields, mortality, persistency, expenses and other assumptions based on the Company's experience, including a provision for adverse deviation. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. If experience is less favorable than the assumptions, additional liabilities may be established, resulting in recognition of a loss for that period. At December 31, 2018, reserve investment yield assumptions ranged from 3.5% to 8.0%.

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

($ in thousands)	December 31,
	2018	2017

GMDB reserve	$258	$152
Aggregate in-the-money death benefits under the GMDB provision	48,083	28,345
Variable annuity contract value distribution based on GMDB feature:
No guarantee	30%	29%
Return of premium guarantee	65%	65%
Guarantee of premium roll-up at an annual rate of 3% or 5%	5%	6%
Total	100%	100%

Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies

The Company offers fixed indexed annuity (FIA) products with interest crediting strategies linked to the Standard & Poor's (S&P) 500 Index and the Dow Jones Industrial Average (DJIA). The Company purchases call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the indexed products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under GAAP.

 The Company elected to not use hedge accounting for derivative transactions related to the FIA products. As a result, the Company accounts for the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value recognized as Net investment gains (losses) in the Consolidated Statements of Operations. The embedded derivative is bifurcated from the host contract and included in Other policyholder funds in the Consolidated Balance Sheets. The host contract is accounted for as a debt instrument in accordance with GAAP and is included in Investment contract and life policy reserves in the Consolidated Balance Sheets with any discount to the minimum account value being accreted using the effective yield method. In the Consolidated Statements of Operations, accreted interest for FIA products and benefit claims on these products incurred during the reporting period are included in Benefits, claims and settlement expenses.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The Company offers indexed universal life (IUL) products as part of its product portfolio with interest crediting strategies linked to the S&P 500 Index and the DJIA as well as a fixed option. The Company purchases call options monthly to economically hedge the potential liabilities arising in IUL accounts. The Company elected to not use hedge accounting for derivative transactions related to the IUL products. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value reported in Net investment gains (losses) in the Consolidated Statements of Operations. IUL policies with a balance in one or more indexed accounts are considered to have an embedded derivative. The benefit reserve for the host contract is measured using the retrospective deposit method, which for Horace Mann's IUL product is equal to the account balance. The embedded derivative is bifurcated from the host contract, carried at fair value, and included in Investment contract and life policy reserves in the Consolidated Balance Sheets.

See Note 3 for more information regarding the determination of fair value for the FIA and IUL embedded derivatives and purchased call options.

Unpaid Claims and Claim Expenses

Liabilities for Property and Casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not yet reported (IBNR) and associated settlement expenses. All of the Company's reserves for Property and Casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid Property and Casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company's personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmentally related items such as mold.

Other Policyholder Funds

Other policyholder funds includes supplementary contracts without life contingencies and dividend accumulations, as well as balances outstanding under funding agreements with FHLB and embedded derivatives related to FIA products. Except for embedded derivatives, each of these components is carried at cost. Embedded derivatives are carried at fair value. Amounts received and repaid under FHLB funding agreements are classified as financing activities in the Company's Consolidated Statements of Cash Flows combined with annuity contract deposits and disbursements, respectively.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

FHLB Funding Agreements

One of the Company's subsidiaries, Horace Mann Life Insurance Company (HMLIC), is a member of FHLB, which provides HMLIC with access to collateralized borrowings and other FHLB products. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage — such as 2.0% based on the Reduced Capitalization Advance Program. For FHLB advances and funding agreements combined, HMEC's Board of Directors (Board) has authorized a maximum amount equal to 10% of HMLIC's admitted assets using prescribed statutory accounting principles. On November 11, 2018, the Company received an additional $50,000 thousand under a funding agreement for HMLIC. For the total $625,000 thousand received, $250,000 thousand matures on September 13, 2019, $125,000 thousand matures on December 15, 2023, $200,000 thousand matures on January 16, 2026 and the remaining $50,000 thousand matures on November 15, 2023. Interest on the funding agreements accrues at an annual weighted average rate of 2.47% as of December 31, 2018. HMLIC's FHLB funding agreements of $625,000 thousand are included in Other policyholder funds in the Consolidated Balance Sheets.

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

Share-Based Compensation

The Company grants stock options and both service-based and performance-based restricted common stock units (RSUs) to executive officers, other employees and Directors in an effort to attract and retain individuals while also aligning compensation with the interests of the Company's shareholders. Additional information regarding the Company's share-based compensation plans is contained in Note 9.

Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of RSUs is measured at the market price of the Company's common stock on the date of grant, with the exception of market-based performance awards, for which the Company uses a Monte Carlo simulation model to determine fair value for purposes of measuring RSU expense. For the years ended December 31, 2018, 2017 and 2016, the Company recognized $1,217 thousand, $1,347 thousand, and $1,207 thousand, respectively, of stock option expense as a result of the vesting of stock options during the respective periods. For the years ended December 31, 2018, 2017 and 2016, the Company recognized $6,638 thousand, $6,459 thousand and $6,929 thousand, respectively, in RSU expense as a result of the performance and/or vesting of RSUs during the respective periods.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

In 2018, 2017 and 2016, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for stock options granted in each year. The fair value of stock options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table.

	Year Ended December 31,
	2018	2017	2016

Number of stock options granted	223,208	222,828	307,176
Weighted average grant date fair value of stock options granted	$7.16	$6.57	$5.01
Weighted average assumptions:
Risk-free interest rate	2.6%	2.0%	1.3%
Expected dividend yield	2.6%	2.5%	3.2%
Expected life, in years	4.8	4.9	4.9
Expected volatility (based on historical volatility)	21.5%	21.4%	25.6%

The weighted average fair value of nonvested stock options outstanding on December 31, 2018 was $6.65. Total unrecognized compensation expense relating to the nonvested stock options outstanding as of December 31, 2018 was approximately $2,348 thousand. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2019 through 2022. Expense is reflected on a straight-line basis over the vesting period for the entire award. Forfeitures of unvested amounts due to terminations and/or early retirements are recognized as a reduction to the related expenses.

Total unrecognized compensation expense relating to RSUs outstanding as of December 31, 2018 was approximately $5,747 thousand. This amount will be recognized as expense over the remainder of the performance and/or vesting period, which is scheduled to be 2019 through 2021. Expense is reflected on a straight-line basis from the date of grant through the end of the performance and/or vesting period for the entire award. Forfeitures of unvested amounts due to terminations are recognized as a reduction to the related expenses.

Income Taxes

The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2018, 2017 and 2016 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.

Deferred tax assets and liabilities include provisions for net unrealized investment gains (losses) on securities as well as the net funded status of benefit plans with the changes for each period included in the respective components of AOCI within shareholders' equity.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding plus the weighted average number of fully vested RSUs and common stock units (CSUs) payable as shares of HMEC common stock. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The Company's common stock equivalents relate to outstanding common stock options, deferred compensation CSUs and incentive compensation RSUs, which are described in Note 9.

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Basic:
Net income for the period	$18,343	$169,459	$83,765
Weighted average number of common shares during the period (in thousands)	41,570	41,365	41,158
Net income per share - basic	$0.44	$4.10	$2.04

Diluted:
Net income for the period	$18,343	$169,459	$83,765
Weighted average number of common shares during the period (in thousands)	41,570	41,365	41,158
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	100	112	100
CSUs related to deferred compensation for employees	25	25	52
RSUs related to incentive compensation	199	63	166
Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	41,894	41,565	41,476
Net income per share - diluted	$0.44	$4.08	$2.02

Options to purchase 410,644 shares of common stock at $41.95 to $44.75 per share were granted in 2017 and 2018 but were not included in the computation of 2018 diluted earnings per share because of their anti-dilutive effect. These options, which expire in 2027 and 2028, were still outstanding at December 31, 2018.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders' equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income (loss) is equal to net income plus or minus the after tax change in net unrealized investment gains (losses) on securities and the after tax change in net funded status of benefit plans for the periods as shown in the Consolidated Statements of Changes in Shareholders' Equity. AOCI represents the accumulated change in shareholders' equity from these transactions and other events and circumstances from non-shareholder sources as shown in the Consolidated Balance Sheets.

In the Consolidated Balance Sheets, the Company recognizes the net funded status of benefit plans as a component of AOCI, net of tax.

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

($ in thousands)	Year Ended December 31,
	2018	2017	2016

Net income	$18,343	$169,459	$83,765
Other comprehensive income (loss):
Change in net unrealized investment gains (losses) on securities:
Net unrealized investment gains (losses) on securities arising during the period	(275,094)	105,475	6,144
Less: reclassification adjustment for net gains (losses) included in income before income tax	(16,363)	(4,863)	5,176
Total, before tax	(258,731)	110,338	968
Income tax expense (benefit)	(55,495)	35,933	397
Total, net of tax	(203,236)	74,405	571
Change in net funded status of benefit plans:
Before tax	1,294	1,461	(37)
Income tax expense (benefit)	262	727	(14)
Total, net of tax	1,032	734	(23)
Total comprehensive income (loss)	$(183,861)	$244,598	$84,313

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Accumulated Other Comprehensive Income (Loss)

The following table reconciles the components of AOCI for the periods indicated.

($ in thousands)	Net Unrealized Investment Gains (Losses) on Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)(3)

Beginning balance, January 1, 2018	$300,177	$(13,217)	$286,960
Other comprehensive income (loss) before reclassifications	(201,122)	1,032	(200,090)
Amounts reclassified from AOCI	12,927	—	12,927
Cumulative effect of change in accounting principle (4)	(15,041)	—	(15,041)
Net current period other comprehensive income (loss)	(203,236)	1,032	(202,204)
Ending balance, December 31, 2018	$96,941	$(12,185)	$84,756

Beginning balance, January 1, 2017	$175,738	$(11,817)	$163,921
Other comprehensive income (loss) before reclassifications	71,244	734	71,978
Amounts reclassified from AOCI	3,161	—	3,161
Reclassification of deferred taxes (3)	50,034	(2,134)	47,900
Net current period other comprehensive income (loss)	124,439	(1,400)	123,039
Ending balance, December 31, 2017	$300,177	$(13,217)	$286,960

Beginning balance, January 1, 2016	$175,167	$(11,794)	$163,373
Other comprehensive income (loss) before reclassifications	3,935	(23)	3,912
Amounts reclassified from AOCI	(3,364)	—	(3,364)
Net current period other comprehensive income (loss)	571	(23)	548
Ending balance, December 31, 2016	$175,738	$(11,817)	$163,921
___________________

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $(16,363) thousand, $(4,863) thousand and $5,176 thousand, are included in net investment gains (losses) and the related tax expenses, $(3,436) thousand, $(1,702) thousand and $1,812 thousand, are included in income tax expense in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
For the period ended December 31, 2017, deferred taxes attributable to net unrealized investment gains (losses) on fixed maturity and equity securities and Defined benefit plans were re-measured as a result of the enactment of the Tax Cuts and Jobs Act (Tax Act). ASC 740, Income Taxes, requires that the income tax effect from the deferred tax re-measurement be reflected in the Company’s income tax expense, even if the deferred taxes being re-measured were originally established through AOCI. The mismatch between deferred taxes established in AOCI at 35% and re-measuring these same deferred taxes at 21% through income tax expense results in stranded deferred taxes in AOCI. On February 14, 2018, the Financial Accounting Standards Board (FASB) issued accounting guidance that permits recognition of a reclassification adjustment between AOCI and Retained earnings for stranded deferred tax amounts related to the reduced corporate tax rate enacted under the Tax Act. As permitted under its provisions, the Company early adopted the accounting guidance effective for the quarterly period that ended December 31, 2017 and has elected to reclassify the stranded deferred tax amounts. The impact from early adoption resulted in an increase to AOCI and a reduction to Retained earnings of approximately $47,900 thousand; representing the stranded deferred tax liabilities of $50,034 thousand and $(2,134) thousand for net unrealized investment gains (losses) on fixed maturity and equity securities and Defined benefit plans, respectively.

(4)	The Company adopted guidance on January 1, 2018 that resulted in reclassifying $15,041 thousand of after tax net unrealized gains on equity securities from AOCI to Retained earnings.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in Note 2.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

Adopted Accounting Standards
Revenue Recognition

In May 2014, the FASB issued accounting guidance, with an effective date that was deferred to January 1, 2018, to provide a single comprehensive model in accounting for revenue arising from contracts with customers. The guidance applies to all contracts with customers; however, certain insurance contracts are specifically excluded from this updated guidance. The Company adopted the guidance on January 1, 2018, using the modified retrospective transition method. The guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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
Pending Accounting Standards

Accounting for Leases

In February 2016, the FASB issued accounting and disclosure guidance to improve financial reporting and comparability among organizations about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases. Consistent with current accounting guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or an operating lease. However, while current guidance requires only capital leases to be recognized on the balance sheet, the new guidance will require both operating and capital leases to be recognized on the balance sheet. This new guidance is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. The Company adopted the new guidance on January 1, 2019 using the optional transition method which allowed the Company to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e., comparative periods presented in the consolidated financial statements will continue to be in conformity with legacy GAAP then in effect for those periods) and resulted in recognition of additional operating liabilities of approximately $14,500 thousand, with corresponding right of use assets of the same amount based on the present value of the expected remaining lease payments under the new guidance.
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

Accounting for Long-Duration Insurance Contracts

In August 2018, the FASB issued accounting and disclosure guidance that contains targeted changes to the accounting for long-duration insurance contracts. Under the new guidance, the cash flow assumptions used to measure the liability for future policy benefits for traditional insurance contracts will be required to be updated at least annually with changes recognized as a benefit expense (i.e., assumptions will no longer be locked-in). Insurance entities will be required to use a standard discount rate to measure the liabilities that will be equivalent to the yield from a high-quality bond. The new guidance also changes the amortization of DAC to be on a constant-level basis over the expected term of the related contracts with no interest accruing on the DAC balance. The new guidance also introduces a new category of contract features associated with deposit type contracts referred to as market risk benefits (MRBs). Contract features meeting the definition of a MRB will be measured at fair value. New disclosures will be required for long-duration insurance contracts in order to provide better transparency into the exposure of insurance entities and the drivers of their results. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those years. With regards to the liability for future policy benefits and DAC, the guidance applies to contracts in force as of the beginning of the earliest period presented and may be applied retrospectively. With regards to MRBs, the guidance is to be applied retrospectively at the beginning of the earliest period presented. Early adoption is permitted. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

NOTE 2 - Investments

    Net Investment Income

The components of net investment income for the following periods were:

($ in thousands)	Year Ended December 31,
	2018	2017	2016

Fixed maturity securities	$353,303	$354,290	$342,773
Equity securities	6,017	6,411	4,703
Limited partnership interests	15,406	12,555	13,609
Short-term and other investments	11,981	10,214	9,668
Total investment income	386,707	383,470	370,753
Investment expenses	(10,200)	(9,840)	(9,567)
Net investment income	$376,507	$373,630	$361,186

Net Investment Gains (Losses)

Net investment gains (losses) for the following periods were:

($ in thousands)	Year Ended December 31,
	2018	2017	2016

Fixed maturity securities	$(5,713)	$(8,867)	$5,784
Equity securities	(10,649)	4,003	(608)
Short-term investments and other	3,819	1,458	(1,053)
Net investment gains (losses)	$(12,543)	$(3,406)	$4,123

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

NOTE 2 - Investments-(Continued)

Fixed Maturity and Equity Securities

The Company's investment portfolio is comprised primarily of fixed maturity securities and also includes equity securities. The amortized cost or cost, net unrealized investment gains (losses), fair values and OTTI included in AOCI of all fixed maturity and equity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI
December 31, 2018 (1)
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$778,038	$22,724	$13,321	$787,441	$—
Other, including U.S. Treasury securities	835,096	16,127	17,681	833,542	—
Municipal bonds	1,884,313	133,150	13,494	2,003,969	—
Foreign government bonds	83,343	2,321	760	84,904	—
Corporate bonds	2,054,105	64,296	38,891	2,079,510	—
Other mortgage-backed securities	1,739,016	10,467	23,531	1,725,952	—
Totals	$7,373,911	$249,085	$107,678	$7,515,318	$—

December 31, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations (2):
Mortgage-backed securities	$669,297	$30,460	$3,032	$696,725	$—
Other, including U.S. Treasury securities	714,613	26,311	5,516	735,408	—
Municipal bonds	1,711,581	184,107	2,435	1,893,253	—
Foreign government bonds	96,780	5,958	—	102,738	—
Corporate bonds	2,409,426	173,862	4,334	2,578,954	—
Other mortgage-backed securities	1,701,253	22,935	7,191	1,716,997	—
Totals	$7,302,950	$443,633	$22,508	$7,724,075	$—

Equity securities (3)	$116,320	$19,425	$279	$135,466	$—
____________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and are excluded from the table above as of December 31, 2018.

(2)
Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $441,308 thousand and $361,955 thousand; Federal Home Loan Mortgage Corporation (FHLMC) of $417,308 thousand and $400,001 thousand; and Government National Mortgage Association (GNMA) of $96,466 thousand and $104,168 thousand as of December 31, 2018 and 2017, respectively.

(3)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

NOTE 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturity and equity securities in an unrealized loss position at December 31, 2018 and 2017, respectively. The Company views the decrease in fair value of all of the securities with unrealized losses at December 31, 2018 — which was driven largely by changes in interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of their amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. Therefore, no impairment of these securities was recognized at December 31, 2018.

($ in thousands)	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018 (1)
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$193,447	$5,026	$157,295	$8,295	$350,742	$13,321
Other	263,497	6,746	246,213	10,935	509,710	17,681
Municipal bonds	291,869	7,603	95,297	5,891	387,166	13,494
Foreign government bonds	16,250	760	—	—	16,250	760
Corporate bonds	818,519	27,429	99,171	11,462	917,690	38,891
Other mortgage-backed securities	913,858	16,076	291,442	7,455	1,205,300	23,531
Total	2,497,440	63,640	889,418	44,038	3,386,858	107,678

Number of positions with a gross unrealized loss	1,052		359		1,411
Fair value as a percentage of total fixed maturities and equity securities fair value	32.7%		11.7%		44.4%

December 31, 2017
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$134,032	$1,053	$40,606	$1,979	$174,638	$3,032
Other	168,634	1,849	122,753	3,667	291,387	5,516
Municipal bonds	29,437	100	79,140	2,335	108,577	2,435
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	115,113	2,701	36,081	1,633	151,194	4,334
Other mortgage-backed securities	457,166	2,791	168,972	4,400	626,138	7,191
Total fixed maturity securities	904,382	8,494	447,552	14,014	1,351,934	22,508
Equity securities (2)	6,027	249	1,277	30	7,304	279
Combined totals	$910,409	$8,743	$448,829	$14,044	$1,359,238	$22,787

Number of positions with a gross unrealized loss	354		158		512
Fair value as a percentage of total fixed maturities and equity securities fair value	11.6%		5.7%		17.3%
____________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and are excluded from the table above as of December 31, 2018.

(2)	Includes nonredeemable (perpetual) preferred stocks, common stocks and closed-end funds.

NOTE 2 - Investments-(Continued)

Fixed maturity securities with an investment grade rating represented 95.5% of the gross unrealized losses as of December 31, 2018. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Limited Partnership Interests

As of December 31, 2018 and 2017, the carrying value of equity method limited partnerships totaled $328,516 thousand and $247,266 thousand, respectively. Principal factors influencing carrying value appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

Credit Losses

The following table summarizes the cumulative amounts related to the Company's credit loss component of OTTI losses on fixed maturity securities held as of December 31, 2018 and 2017 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of OTTI losses were recognized in OCI:

($ in thousands)	Year Ended December 31,
	2018	2017
Cumulative credit loss (1)
Beginning of period	$3,825	$13,703
New credit losses	—	—
Increases to previously recognized credit losses	246	1,995
Losses related to securities sold or paid down during the period	(2,542)	(11,873)
End of period	$1,529	$3,825
____________________

(1)
The cumulative credit loss amounts exclude OTTI losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

NOTE 2 - Investments-(Continued)

Maturities of Fixed Maturity Securities

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

($ in thousands)	December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$358,797	$363,049	4.8%
Due after 1 year through 5 years	1,690,400	1,713,593	22.8%
Due after 5 years through 10 years	2,453,572	2,465,337	32.8%
Due after 10 years through 20 years	1,931,599	1,991,726	26.5%
Due after 20 years	939,543	981,613	13.1%
Total	$7,373,911	$7,515,318	100.0%

Average option-adjusted duration, in years	5.9

Sales of Fixed Maturity and Equity Securities

Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Fixed maturity securities
Proceeds received	$625,527	$500,760	$429,251
Gross gains realized	10,536	13,570	15,915
Gross losses realized	(14,932)	(11,842)	(4,163)

Equity securities
Proceeds received	$25,498	$50,113	$21,210
Gross gains realized	8,592	7,753	2,869
Gross losses realized	(917)	(1,972)	(935)

NOTE 2 - Investments-(Continued)

Net Investment Gains (Losses)

The following table reconciles the net investment gains (losses) by transaction type:

($ in thousands)	Year Ended December 31,
	2018	2017	2016

Impairment write-downs	$—	$(1,778)	$(6,268)
Change in intent write-downs	(1,530)	(10,842)	(4,843)
Net OTTI losses recognized in earnings	(1,530)	(12,620)	(11,111)
Sales and other, net	3,491	7,756	16,286
Change in fair value - equity securities (1)	(18,323)	—	—
Change in fair value and gains (losses) realized on settlements - derivative instruments	3,819	1,458	(1,052)
Net investment gains (losses)	$(12,543)	$(3,406)	$4,123
____________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, equity securities are reported at fair value with changes in fair value recognized in Net investment gains (losses) and are no longer included in impairment write-downs or change in intent write-downs.

Net Unrealized Investment Gains (Losses) on Securities

Net unrealized investment gains (losses) on securities are computed as the difference between fair value and amortized cost for fixed maturity securities or cost for equity securities. The following table reconciles the net unrealized investment gains (losses) on securities, net of tax, included in AOCI, before the impact on DAC:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Net unrealized investment gains (losses) on securities, net of tax
Beginning of period	$286,176	$202,941	$201,363
Change in unrealized investment gains (losses) on securities	(172,350)	80,073	4,943
Reclassification of net investment (gains) losses on securities to net income	12,927	3,162	(3,365)
Cumulative effect of change in accounting principle (1)	(15,041)	—	—
End of period	$111,712	$286,176	$202,941

________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and the related net unrealized gains were reclassified from AOCI to Retained earnings.

Investment in Entities Exceeding 10% of Shareholders' Equity

At December 31, 2018 and 2017, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

NOTE 2 - Investments-(Continued)

Offsetting of Assets and Liabilities

The Company's derivative instruments (call options) are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge cash collateral in the event minimum thresholds have been reached.

The following table presents the instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the	Net Amounts of Assets/ Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018
Asset derivatives
Free-standing derivatives	$2,647	$—	$2,647	$—	$1,868	$779

December 31, 2017
Asset derivatives
Free-standing derivatives	15,550	—	15,550	—	15,584	(34)

Deposits

At December 31, 2018 and 2017, fixed maturity securities with a fair value of $17,695 thousand and $17,985 thousand, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at December 31, 2018 and 2017, fixed maturity securities with a fair value of $740,016 thousand and $686,790 thousand, respectively, were on deposit with FHLB as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $675,000 thousand and $625,000 thousand at the respective dates. The deposited securities are included in Fixed maturity securities on the Company's Consolidated Balance Sheets.

NOTE 3 - Fair Value of Financial Instruments

The Company is required under GAAP to disclose estimated fair values for certain financial and nonfinancial assets and liabilities. Fair values of the Company's insurance contracts other than annuity contracts (which are investment contracts) are not required to be disclosed. However, the estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts.

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

Level 2
Unadjusted observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities. Level 2 assets and liabilities include fixed maturity securities (1) with quoted prices that are traded less frequently than exchange-traded instruments or (2) values based on discounted cash flows with observable inputs. This category generally includes certain U.S. Government and agency mortgage-backed securities, non-agency structured securities, corporate fixed maturity securities, preferred stocks, derivative instruments and embedded derivatives.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The following discussion describes the valuation methodologies used for financial assets and financial liabilities measured at fair value. The techniques utilized in estimating the fair values are affected by the assumptions used, including discount rates and estimates of the amount and timing of expected future cash flows. The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company's investment holdings. Care is exercised in deriving conclusions about the Company's business, its value or financial position based on the fair value information of financial assets and liabilities presented below.

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

Investments

The Company utilizes its investment managers and its custodian bank to obtain fair value prices from independent third-party valuation service providers, broker-dealer quotes, and model prices. Each month, the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations for fixed maturity securities. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. The Company's fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services.

When the pricing sources cannot provide fair value determinations, the investment managers and custodian bank obtain non-binding price quotes from broker-dealers. And for those securities where the investment manager cannot obtain broker-dealer quotes, they will model the security, generally using anticipated cash flows of the underlying collateral. Broker-dealers' valuation methodologies as well as investment managers’ modeling methodologies are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The market inputs utilized in the evaluation measures and adjustments include: benchmark yield curves, reported trades, broker-dealer quotes, ratings and corresponding issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including anticipated cash flows, and industry and economic events. The extent of the use of each market input depends on the market sector and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3. The

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Company gains assurance that its fixed maturity securities portfolio is appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards. The Company’s processes and controls are designed to ensure (1) the valuation methodologies are appropriate and consistently applied, (2) the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and (3) the fair values are accurately recorded. For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers. The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or broker-dealers to other third party valuation sources for selected securities.

The Company's fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 92.3% and 90.7% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2018 and 2017, respectively. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes can be corroborated by comparison to other vendor quotes, pricing models or analyses, the securities are generally classified as Level 2, otherwise they are classified as Level 3. There were no significant changes to the valuation process during 2018.

When a public quotation is not available, equity securities are valued by using non-binding broker-dealer quotes or through the use of pricing models or analyses that are based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. In addition, credit rating (or credit quality equivalent information) of securities is also factored into a pricing matrix. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in 2018. At December 31, 2018, all of the publicly traded equity securities were priced from observable market quotations. Fair values of equity securities have been determined by the Company from observable market quotations, when available.

Policy loans and mortgage loans as well as certain alternative investments which are accounted for using the equity method of accounting are excluded from the fair value hierarchy.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company's fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At December 31, 2018, Level 3 investments comprised approximately 3.0% of the Company's total investment portfolio at fair value.

($ in thousands)	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$787,441	$787,441	$—	$784,224	$3,217
Other, including U.S. Treasury securities	833,542	833,542	13,291	820,251	—
Municipal bonds	2,003,969	2,003,969	—	1,956,438	47,531
Foreign government bonds	84,904	84,904	—	84,904	—
Corporate bonds	2,079,510	2,079,510	12,281	1,986,487	80,742
Other mortgage-backed securities	1,725,952	1,725,952	—	1,608,958	116,994
Total fixed maturity securities	7,515,318	7,515,318	25,572	7,241,262	248,484
Equity securities	111,750	111,750	64,330	47,415	5
Short-term investments	122,222	122,222	117,296	4,926	—
Other investments	16,147	16,147	—	16,147	—
Totals	$7,765,437	$7,765,437	$207,198	$7,309,750	$248,489
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$248	$248	$—	$248	$—
Other policyholder funds, embedded derivatives	$78,700	$78,700	$—	$—	$78,700

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during 2018. The Company transferred one equity security between Levels 2 and 1 during 2017. The following tables present reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

($ in thousands)	Financial Assets							Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total

Beginning balance, January 1, 2018	$49,328	$72,979	$107,944	$230,251	$6	$—	$230,257	$80,733
Transfers into Level 3 (3)	—	40,488	50,771	91,259	—	—	91,259	—
Transfers out of Level 3 (3)	—	(11,279)	(5,200)	(16,479)	—	—	(16,479)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	(487)	—	(487)	3	—	(484)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	(7,518)
Net unrealized investment gains (losses) included in OCI	(1,195)	(2,840)	(5,570)	(9,605)	—	—	(9,605)	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	11,183
Sales	—	(6,135)	(187)	(6,322)	(4)	—	(6,326)	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(602)	(11,984)	(27,547)	(40,133)	—	—	(40,133)	(5,698)
Ending balance, December 31, 2018	$47,531	$80,742	$120,211	$248,484	$5	$—	$248,489	$78,700

Beginning balance, January 1, 2017	$46,497	$60,191	$104,659	$211,347	$6	$751	$212,104	$59,393
Transfers into Level 3 (3)	5,214	38,483	43,091	86,788	—	—	86,788	—
Transfers out of Level 3 (3)	(5,557)	(16,252)	(6,542)	(28,351)	—	(751)	(29,102)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	(1)	(1,832)	(1,833)	—	—	(1,833)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	12,942
Net unrealized investment gains (losses) included in OCI	3,977	661	2,075	6,713	—	—	6,713	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	12,605
Sales	—	(1,999)	(9,179)	(11,178)	—	—	(11,178)	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(803)	(8,104)	(24,328)	(33,235)	—	—	(33,235)	(4,207)
Ending balance, December 31, 2017	$49,328	$72,979	$107,944	$230,251	$6	$—	$230,257	$80,733
____________________

(1)	Represents embedded derivatives, all related to the Company's FIA products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the years ended December 31, 2018 and 2017 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company's policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At December 31, 2018, the Company realized a loss of $484 thousand on Level 3 securities. At December 31, 2017 the Company impaired Level 3 securities for a $1,833 thousand realized loss. For the years ended December 31, 2018 and 2017, a realized gain of $7,518 thousand and a realized loss of $12,942 thousand, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held.

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

($ in thousands)	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets
Investments
Other investments	$156,725	$161,449	$—	$—	$161,449
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,555,849	4,478,338	—	—	4,478,338
Investment contract and life policy reserves, account values on life contracts	87,229	90,402	—	—	90,402
Other policyholder funds	689,287	689,287	—	626,325	62,962
Long-term debt	297,740	291,938	—	291,938	—

December 31, 2017
Financial Assets
Investments
Other investments	$154,898	$159,575	$—	$—	$159,575
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,452,972	4,366,334	—	—	4,366,334
Investment contract and life policy reserves, account values on life contracts	82,911	88,620	—	—	88,620
Other policyholder funds	643,528	643,528	—	575,622	67,906
Long-term debt	297,469	311,315	—	311,315	—

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Other Investments

Other investments includes policy loans and mortgage loans. For policy loans, fair value is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. For mortgage loans, fair value is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities.

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

The future annual index credits on FIA are accounted for as a "series of embedded derivatives" over the expected life of the applicable contract with a corresponding reserve recognized. For IUL, the embedded derivative represents a single year liability for the index return.

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

($ in thousands)	December 31,
	2018	2017
Assets
Derivative instruments, included in Short-term and other investments	$2,647	$15,550

Liabilities
Fixed indexed annuities - embedded derivatives, included in Other policyholder funds	78,700	80,733
Indexed universal life - embedded derivatives, included in Investment contract and life policy reserves	248	594

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

($ in thousands)	Years Ended December 31,
	2018	2017	2016
Change in fair value of derivatives (1):
Revenues
Net investment gains (losses)	$(4,112)	$14,867	$4,024

Change in fair value of embedded derivatives:
Revenues
Net investment gains (losses)	7,931	(13,410)	(5,076)
____________________

(1)	Includes gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

The Company's strategy attempts to mitigate potential risk of loss under these agreements through a regular monitoring process, which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard & Poor's Global Inc. (S&P)/Moody's Investors Service, Inc. (Moody's) long-term credit rating of "BBB+/A1" or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide cash collateral when the fair value of the exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in thousands)	December 31, 2018				December 31, 2017
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value

Bank of America, N.A.	A+	Aa3	$144,500	$870	$85,100	$6,320
Barclays Bank PLC	A	A2	28,500	247	48,900	1,828
Citigroup Inc.	BBB+		—	—	—	—
Credit Suisse International	A	A1	16,100	55	21,100	1,444
Societe Generale	A		89,100	1,475	91,700	5,958

Total			$278,200	$2,647	$246,800	$15,550

As of December 31, 2018 and 2017, the Company held $1,868 thousand and $15,584 thousand, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company's maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 thousand per counterparty.

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

($ in thousands)	Years Ended December 31,
	2018	2017	2016
Property and Casualty segment
Gross reserves, beginning of year (1)	$319,182	$307,757	$301,569
Less: reinsurance recoverables	57,409	61,199	50,332
Net reserves, beginning of year (2)	261,773	246,558	251,237
Incurred claims and claim expenses:
Claims occurring in the current year	547,959	498,989	471,099
Decrease in estimated reserves for claims occurring in prior years (3)	(300)	(2,700)	(7,000)
Total claims and claim expenses incurred (4)	547,659	496,289	464,099
Claims and claim expense payments for claims occurring during:
Current year	369,194	333,385	323,025
Prior years	162,783	147,689	145,753
Total claims and claim expense payments	531,977	481,074	468,778
Net reserves, end of year (2)	277,455	261,773	246,558
Plus: reinsurance recoverables	89,725	57,409	61,199
Gross reserves, end of year (1)	$367,180	$319,182	$307,757
____________________

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Life and Retirement of $29,534 thousand, $28,567 thousand and $22,131 thousand as of December 31, 2018, 2017 and 2016, respectively, in addition to Property and Casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2018, 2017 and 2016.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Life and Retirement of $89,901 thousand, $86,017 thousand, and $76,905 thousand for the years ended December 31, 2018, 2017 and 2016, respectively, in addition to Property and Casualty amounts.

Underwriting results for Property and Casualty are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, which transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for Property and Casualty claims include provisions for payments to be made on reported claims (case reserves), IBNR claims and associated settlement expenses (together, loss reserves). The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions, public attitudes and medical costs.

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

Numerous risk factors will affect more than one product line. One of these factors is changes in claim department practices, including claim closure rates, number of claims closed without payment, the use of third-party claim adjusters and the level of needed case reserve estimated by the adjuster. Other risk factors include changes in claim frequency, changes in claim severity, regulatory and legislative actions, court actions, changes in economic conditions and trends (e.g., medical costs, labor rates and the cost of materials), the occurrence of unusually large or frequent catastrophic loss events, timeliness of claim reporting, the state in which the claim occurred and degree of claimant fraud. The extent of the impact of a risk factor will also vary by coverages within a product line. Individual risk factors are also subject to interactions with other risk factors within product line coverages.

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, given the relatively large proportion (approximately 80.0% as of December 31, 2018) of the Company's reserves that are in the longer-tail automobile liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.

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

An accident year refers to classifying claims based on the year in which the claims occurred. For estimating short-tail coverage reserves (e.g., homeowners and automobile physical damage), which comprise approximately 20.0% of the Company's total loss reserves as of December 31, 2018, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (primarily related to automobile liability), which comprise approximately 80.0% of the Company's total loss reserves as of December 31, 2018, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

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

See tables on the following pages of Note 5 for details of the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration and tables illustrating the incurred and paid claims development information by accident year on a net basis for the lines of Homeowners, Auto Liability, and Auto Physical Damage, which represents 99.0% of the Company's incurred losses for 2018.

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

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Based on the Company's products and coverages, historical experience, and various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property and Casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6.0% of reserves, which equates to plus or minus approximately $13.0 thousand of net income as of December 31, 2018. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $300 thousand in 2018, $2,700 thousand in 2017 and $7,000 thousand in 2016. In 2018, the favorable development was predominantly the result of favorable severity trends in property for accident years 2016 and prior. In 2017, the favorable development was predominantly the result of favorable severity trends in property for accident years 2015 and prior. In 2016, the favorable development was predominantly the result of favorable severity trends in property for accident years 2014 and prior.

The Company completes a detailed study of Property and Casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's Property and Casualty reserves at December 31st of each year. The result of the independent actuarial study at December 31, 2018 was consistent with management's analysis and selected estimates and did not result in any adjustments to the Company's Property and Casualty reserves recognized.

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

Below is the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners	78.5%	17.3%	2.4%	0.9%	0.7%	0.2%	—	—	—	—
Auto liability	40.9%	35.1%	13.7%	6.1%	2.7%	1.1%	0.3%	0.1%	—	—
Auto physical damage	95.6%	4.4%	—	—	—	—	—	—	—	—

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

The information about incurred and paid claims development for the years ended December 31, 2009 to 2017 is presented as unaudited supplementary information.

($ in thousands)
Homeowners
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2018
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018

2009	$113,274	$112,280	$112,970	$113,096	$113,357	$113,230	$113,216	$112,900	$112,958	$113,168	$—	21,810
2010		140,994	136,907	133,358	133,235	133,216	133,136	132,859	132,905	132,627	—	25,149
2011			150,141	150,334	150,791	148,860	148,755	148,414	148,370	148,079	—	29,530
2012				108,754	109,156	109,360	106,486	106,308	106,348	106,000	—	21,578
2013					105,584	107,489	103,982	102,407	102,345	101,769	88	19,221
2014						111,647	113,505	109,059	106,844	106,554	257	20,083
2015							111,706	115,134	114,404	114,053	362	18,706
2016								115,931	118,604	117,009	724	19,830
2017									126,285	129,818	759	19,741
2018										166,793	27,697	19,515
									Total	$1,235,870

($ in thousands)
Homeowners
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018

2009	$81,570	$104,407	$108,217	$110,324	$112,554	$112,720	$112,827	$112,848	$112,851	$112,858
2010		98,190	124,326	129,790	132,246	132,523	132,604	132,599	132,602	132,602
2011			123,046	142,846	145,852	146,908	147,451	148,026	148,014	148,069
2012				84,260	101,566	104,203	105,156	105,561	105,909	105,993
2013					76,890	96,599	99,361	100,968	101,527	101,677
2014						83,314	103,030	105,704	106,081	106,258
2015							90,704	109,303	111,882	113,321
2016								95,772	113,186	115,053
2017									106,800	128,518
2018										130,548
								Total		1,194,897
								Outstanding prior to 2009		66
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$41,039

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

($ in thousands)
Auto Liability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2018
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018

2009	$159,934	$158,703	$153,662	$157,941	$151,418	$150,919	$150,568	$149,822	$149,888	$149,807	$(64)	49,230
2010		157,712	160,058	156,369	154,222	152,483	151,653	149,818	149,425	149,542	3	48,942
2011			150,803	146,713	145,735	143,133	142,488	139,840	138,891	138,949	210	45,976
2012				156,448	153,815	150,336	149,346	147,594	145,847	145,620	305	45,984
2013					153,860	152,858	150,720	150,657	148,111	147,993	748	47,368
2014						155,105	157,249	158,470	159,937	159,794	1,887	49,380
2015							165,517	172,553	177,021	178,325	2,441	50,596
2016								180,380	184,440	184,567	5,637	51,934
2017									187,983	188,756	19,007	48,587
2018										200,314	71,139	43,522
									Total	$1,643,667

($ in thousands)
Auto Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018

2009	$60,011	$110,921	$133,568	$142,524	$146,383	$148,783	$149,608	$149,801	$149,855	$149,871
2010		63,416	118,345	137,012	144,255	147,337	148,751	149,247	149,364	149,439
2011			61,070	108,837	126,812	133,931	136,906	138,151	138,358	138,689
2012				61,279	109,574	127,185	138,641	142,916	144,622	145,121
2013					62,224	108,856	131,214	139,954	145,291	146,770
2014						61,329	117,468	139,463	149,059	155,758
2015							70,836	134,473	157,980	170,088
2016								73,073	140,901	166,815
2017									70,682	139,531
2018										77,528
								Total		1,439,610
								Outstanding prior to 2009		183
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$204,240

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

($ in thousands)
Auto Physical Damage
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2018
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018

2009	$84,539	$83,515	$83,202	$82,635	$82,000	$81,986	$81,972	$81,963	$81,972	$81,941	$—	77,449
2010		84,112	83,420	83,103	83,046	83,052	83,050	83,036	83,028	83,018	2	81,581
2011			86,205	85,507	86,023	85,120	85,143	85,116	85,108	85,102	8	80,803
2012				83,770	82,337	83,402	83,431	83,354	83,342	83,334	8	78,163
2013					91,448	88,856	88,672	88,627	88,455	88,525	54	80,919
2014						95,572	95,634	95,422	95,239	95,232	(21)	87,899
2015							99,291	97,994	97,624	97,455	(188)	87,491
2016								112,430	109,515	109,348	(207)	93,200
2017									115,483	111,798	924	91,160
2018										109,040	(6,859)	91,070
									Total	$944,793

($ in thousands)
Auto Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018

2009	$78,456	$82,117	$82,039	$82,015	$82,000	$81,985	$81,973	$81,963	$81,955	$81,941
2010		79,329	83,120	83,103	83,087	83,067	83,051	83,036	83,028	83,015
2011			83,227	85,254	85,181	85,148	85,127	85,116	85,108	85,095
2012				80,519	83,418	83,372	83,355	83,347	83,342	83,326
2013					85,110	88,688	88,580	88,532	88,484	88,471
2014						88,939	95,444	95,266	95,256	95,258
2015							92,138	97,850	97,685	97,638
2016								106,459	109,686	109,536
2017									105,156	110,817
2018										103,559
								Total		938,656
								Outstanding prior to 2009		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$6,137

NOTE 5 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the Consolidated Balance Sheet is as follows:

($ in thousands)	Years Ended December 31,
2018
Property and Casualty segment
Net reserves
Homeowners	$41,039
Auto liability	204,240
Auto physical damage	6,137
Other short duration lines	3,556
Total net reserves for unpaid claims and claim adjustment expense, net of reinsurance	254,972

Reinsurance recoverable on unpaid claims
Homeowners	26,646
Auto liability	55,971
Other short duration lines	7,108
Total reinsurance recoverable on unpaid claims	89,725

Insurance lines other than short duration (1)	29,534
Unallocated claims adjustment expenses	22,483
Total other than short duration and unallocated claims adjustment expenses	52,017

Gross reserves, end of year (1)	$396,714
____________________

(1)	This line includes Retirement and Life reserves as included in the Consolidated Balance Sheet.

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

The Company's catastrophe losses incurred of approximately $107,345 thousand, $61,814 thousand and $60,043 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. For 2018, catastrophe losses were impacted by a number of storm and wildfire events throughout the year.

NOTE 6 - Reinsurance and Catastrophes-(Continued)

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other assets in the Consolidated Balance Sheets were as follows:

($ in thousands)	December 31,
	2018	2017
Reinsurance recoverables on reserves and unpaid claims
Property and Casualty
Reinsurance companies	$33,754	$6,696
State insurance facilities	55,971	50,713
Life and health	9,785	11,037
Total	$99,510	$68,446

The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, IBNR claims and policy benefits, are estimated in a manner consistent with the insurance liability associated with the policy. The effects of reinsurance on premiums written and contract deposits; premiums and contract charges earned; and benefits, claims and settlement expenses were as follows:

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Year Ended December 31, 2018
Premiums written and contract deposits (1)	$1,255,557	$28,773	$8,259	$1,235,043
Premiums and contract charges earned	841,147	28,837	5,023	817,333
Benefits, claims and settlement expenses	769,664	136,601	4,497	637,560

Year Ended December 31, 2017
Premiums written and contract deposits (1)	1,244,500	21,989	4,606	1,227,117
Premiums and contract charges earned	812,099	22,036	4,640	794,703
Benefits, claims and settlement expenses	588,621	10,472	4,157	582,306

Year Ended December 31, 2016
Premiums written and contract deposits (1)	1,280,903	22,728	4,324	1,262,499
Premiums and contract charges earned	777,651	22,826	4,321	759,146
Benefits, claims and settlement expenses	562,385	25,739	4,358	541,004

____________________

(1)
This measure is not based on accounting principles generally accepted in the U.S. (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2018. Past due reinsurance recoverables as of December 31, 2018 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2018, the Company's catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (FHCF). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25,000 thousand per occurrence up to $175,000 thousand per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25,000 thousand excess of $25,000 thousand, $40,000 thousand excess of $50,000 thousand and $85,000 thousand excess of $90,000 thousand.

NOTE 6 - Reinsurance and Catastrophes-(Continued)

For liability coverages, in 2018, the Company reinsured each loss above a retention of $1,000 thousand with coverage up to $5,000 thousand on a per occurrence basis and $20,000 thousand in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2018, the Company reinsured each loss above a retention of $1,000 thousand up to $5,000 thousand on a per risk basis, including catastrophe losses. Also, the Company could submit to the reinsurers two per risk losses from the same occurrence for a total of $8,000 thousand of property recovery in any one event.

The maximum individual life insurance risk retained by the Company is $300 thousand on any individual life, while either $100 thousand or $125 thousand is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. For 2018, the Company reinsured 100% of the catastrophe risk in excess of $1,000 thousand up to $35,000 thousand per occurrence, with one reinstatement. The Company's life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

NOTE 7 - Debt

Indebtedness and scheduled maturities consisted of the following:

($ in thousands)	Effective Interest Rates	Final Maturity	December 31,
			2018	2017
Short-term debt
Bank Credit Facility	Variable	2023	$—	$—
Long-term debt (1)
4.50% Senior Notes, Aggregate principal amount of $250,000 less unaccrued discount of $488 and $547 and unamortized debt issuance costs of $1,772 and $1,984	4.50%	2025	247,740	247,469
Federal Home Loan Bank borrowing	2.70%	2022	50,000	50,000

Total			$297,740	$297,469
____________________

(1)	The Company designates debt obligations as "long-term" based on maturity date at issuance.

Credit Agreement with Financial Institutions (Bank Credit Facility)

In 2018, HMEC's Bank Credit Agreement (the Bank Credit Facility) was amended and restated to extend the commitment termination date to June 27, 2023 from the previous termination date of July 30, 2019. The interest rate spread relative to Eurodollar base rates and the financial covenants within the agreement were not changed. The Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, and provides for unsecured borrowings of up to $150,000 thousand. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2018.

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

Federal Home Loan Bank Borrowings

In 2017, HMIC became a member of the FHLB, which provides HMIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of membership stock, in June 2017, HMIC purchased common stock to meet the membership requirement. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage - such as 2.0% based on the Reduced Capitalization Advance Program. In the fourth quarter of 2017, HMIC purchased common stock to meet the activity-based requirement. For FHLB borrowings, the Board has authorized a maximum amount equal to the greater of 10% of admitted assets or 20% of surplus of the consolidated property and casualty companies. During the fourth quarter of 2017, the Company received $50,000 thousand in executed borrowings for HMIC. Of the total $50,000 thousand received, $25,000 thousand matures on October 5, 2022 and $25,000 thousand matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 2.70% as of December 31, 2018. HMIC's FHLB borrowings of $50,000 thousand are included in Long-term debt in the Consolidated Balance Sheets.

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

Note 8 - Income Taxes

As the result of the Tax Cuts and Jobs Act (Tax Act) enacted December 2017, the Company had recorded provisional amounts for the taxes associated with its partnership investments and the changes in discounting unpaid loss reserves based on information available at December 31, 2017. As a result of the guidance issued in 2018, the Company has determined there is no change in its estimates related to partnership investments. Updated estimates of the transition liability related to loss reserve discounting were less than the provisional amounts by approximately $1.1 million. Updated estimates of the transition liability related to life insurance reserves decreased the liability by approximately $6.8 million. The adjustments to the Company’s provisional amounts for the year ended December 31, 2018 did not impact the effective tax rate. As of December 31, 2018, there are no provisional amounts related to the impact of the Tax Act that remain in the Company’s Consolidated Financial Statements.

NOTE 8 - Income Taxes-(Continued)

The income tax assets and liabilities included in Other assets and Other liabilities, respectively, in the Consolidated Balance Sheets were as follows:

($ in thousands)	December 31,
	2018	2017
Income tax (asset) liability
Current	$(20,793)	$(16,266)
Deferred	103,686	157,775

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying value of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The "temporary differences" that gave rise to the deferred tax balances were as follows:

($ in thousands)	December 31,
	2018	2017
Deferred tax assets
Unearned premium reserve reduction	$12,112	$11,472
Compensation accruals	6,866	8,359
Impaired securities	1,295	2,240
Other comprehensive income - net funded status of benefit plans	3,254	3,526
Discounting of unpaid claims and claim expense tax reserves	2,772	3,889
Postretirement benefits other than pensions	302	321
Charitable contributions carryforwards	89	62
Net operating loss carryforwards	10,969	148
Total gross deferred tax assets	37,659	30,017
Deferred tax liabilities
Other comprehensive income - net unrealized gains on securities	32,897	95,583
Deferred policy acquisition costs	60,330	52,438
Life insurance future policy benefit reserve	9,304	102
Life insurance future policy benefit reserve (transitional rule)	14,910	23,869
Discounting of unpaid claims and claim expense tax reserves (transitional rule)	1,203	2,513
Investment related adjustments	17,531	8,661
Intangibles	2,557	2,557
Other, net	2,613	2,069
Total gross deferred tax liabilities	141,345	187,792
Net deferred tax liability	$103,686	$157,775

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2018 and 2017.

NOTE 8 - Income Taxes-(Continued)

At December 31, 2018, the Company had available the following carryforwards or credits.

($ in thousands)	Pretax Amount	Expiration Years

Operating loss carryforwards	$52,232	2037 - 2038
Charitable contributions carryforwards	424	2021 - 2023

The components of the provision for income tax expense were as follows:

($ in thousands)	Years Ended December 31,
	2018	2017	2016

Current	$4,152	$3,813	$26,359
Deferred	(2,958)	(84,585)	4,108
Total income tax expense (benefit)	$1,194	$(80,772)	$30,467

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 21% for 2018 and 35% for 2017 and 2016 to income before income taxes as follows:

($ in thousands)	Years Ended December 31,
	2018	2017	2016

Expected federal tax on income	$4,103	$31,041	$39,981
Add (deduct) tax effects of:
Tax-exempt interest	(3,726)	(5,335)	(5,789)
Dividend received deduction	(412)	(4,810)	(5,751)
Tax Act DTL re-measurement	—	(98,988)	—
Employee share-based compensation	(1,134)	(3,258)	127
Compensation deduction limitation	1,754	326	—
Prior year adjustments	300	(293)	91
Other, net	309	545	1,808
Income tax expense (benefit) provided on income	$1,194	$(80,772)	$30,467

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

($ in thousands)	Years Ended December 31,
	2018	2017	2016

Balance as of the beginning of the year	$1,790	$1,594	$1,039
Increases related to prior year tax positions	—	101	348
Decreases related to prior year tax positions	(152)	—	—
Increases related to current year tax positions	96	422	283
Settlements	—	—	—
Lapse of statute	—	(327)	(76)
Balance as of the end of the year	$1,734	$1,790	$1,594

The Company's effective tax rate would be affected to the extent there were unrecognized tax benefits that could be recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly change within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense.

Interest and penalties were both immaterial in each of the years ended December 31, 2018, 2017 and 2016.

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

During 2016, the Company repurchased 701,410 shares of its common stock, or 1.7% of the shares outstanding as of December 31, 2015, at an aggregate cost of $21,513 thousand, or an average price of $30.67 per share, under the 2011 and the 2015 Plans. Utilization of the remaining authorization under the 2011 program was completed in January 2016. During 2017, the Company repurchased 48,440 shares of its common stock, or 0.1% of the shares outstanding as of December 31, 2016, at an aggregate cost of $1,660 thousand, or an average price of $34.28 per share, under the 2015 Plan. During 2018, the Company repurchased 129,112 shares of its common stock, or 0.3% of the shares outstanding as of December 31, 2017, at an aggregate cost of $5,088 thousand, or an average price of $39.41 per share, under the 2015

NOTE 9 - Shareholders' Equity and Common Stock Equivalents-(Continued)

Plans. In total and through December 31, 2018, 2,977,162 shares were repurchased under the 2011 and 2015 Plans at an average price of $25.96 per share. The repurchase of shares was financed through use of cash. As of December 31, 2018, $22,766 thousand remained authorized for future share repurchases under the 2015 Plan authorization.

At December 31, 2018, the Company held 24,850 thousand shares in treasury.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2018 and 2017.

2010 Comprehensive Executive Compensation Plan

In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the Comprehensive Plan). The purpose of the Comprehensive Plan is to aid the Company in attracting, retaining, motivating and rewarding employees and non-employee Directors; to provide for equitable and competitive compensation opportunities, including deferral opportunities; to encourage long-term service; to recognize individual contributions and reward achievement of Company goals; and to promote the creation of long-term value for the Company's shareholders by closely aligning the interests of plan participants with those of shareholders. The Comprehensive Plan authorizes share-based and cash-based incentives for plan participants. In 2012, the shareholders of HMEC approved the implementation of a fungible share pool under which grants of full value shares will count against the share limit as two and one half shares for every share subject to a full value award. In 2015, the shareholders of HMEC approved an amendment and restatement of the Comprehensive Plan which included an increase of 3.25 million in the number of shares of common stock reserved for issuance under the Comprehensive Plan. As of December 31, 2018, approximately 1,826 thousand shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.

As further described in the paragraphs below, CSUs, stock options and RSUs under the Comprehensive Plan were as follows:

	December 31,
	2018	2017	2016

CSUs related to deferred compensation for Directors	32,288	61,677	74,058
CSUs related to deferred compensation for employees	24,498	24,903	51,502
Stock options	774,821	719,015	747,032
RSUs related to incentive compensation	1,008,249	1,149,679	1,419,268
Total	1,839,856	1,955,274	2,291,860

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

Employee Common Stock Units

Deferred compensation of employees is in the form of CSUs, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2018, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.

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

Changes in outstanding options were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable

December 31, 2017	$32.80	$17.01-$41.95	719,015	258,321

Granted	$43.04	$42.95-$44.75	223,208	—
Vested	$31.42	$17.32-$41.95	—	158,233
Exercised	$27.07	$17.01-$41.95	(145,438)	(145,438)
Forfeited	$39.07	$31.01-$42.95	(21,964)	—
Expired	—	—	—	—

December 31, 2018	$36.65	$17.32-$44.75	774,821	271,116

NOTE 9 - Shareholders' Equity and Common Stock Equivalents-(Continued)

Option information segregated by ranges of exercise prices was as follows:

	December 31, 2018
		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term

	$17.01-$22.69	36,524	$19.77	0.82	36,524	$19.77	0.82 years
	$28.88-$33.41	320,897	$31.01	6.68	183,685	$30.85	6.40 years
	$38.05-$41.95	199,452	$41.82	8.19	50,907	$41.82	8.19 years
	$41.95-$44.75	217,948	$43.05	9.19	—	—	0 years
Total		774,821	$36.65	7.50	271,116	$31.42	5.98 years

The weighted average exercise prices of vested and exercisable options as of December 31, 2017 and 2016 were $27.12 and $22.73, respectively.

As of December 31, 2018, based on a closing stock price of $37.45 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $1,857 thousand and $2,713 thousand, respectively.

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

Changes in outstanding RSUs were as follows:

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit

December 31, 2017	1,149,679	$32.05	558,139	$19.80

Granted (1)	188,675	$42.21	—	—
Vested	—	—	144,290	$31.58
Forfeited	(44,855)	$38.08	—	—
Distributed (2)	(285,250)	$25.15	(285,250)	$25.15

December 31, 2018	1,008,249	$35.64	417,179	$20.22
____________________

(1)	Includes dividends reinvested into additional RSUs.

(2)	Includes distributed units which were utilized to satisfy withholding taxes due on the distribution.

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

($ in thousands)	December 31,
	2018	2017

Statutory capital and surplus of insurance subsidiaries	$903,564	$944,139
Increase (decrease) due to:
Deferred policy acquisition costs	298,742	257,826
Difference in policyholder reserves	142,601	111,188
Goodwill	47,396	47,396
Investment fair value adjustments on fixed maturity securities	142,512	415,775
Difference in investment reserves	105,430	111,225
Federal income tax liability	(115,667)	(162,634)
Net funded status of benefit plans	(15,495)	(16,789)
Non-admitted assets and other, net	20,412	28,870
Shareholders' equity of parent company and non-insurance subsidiaries	8,795	12,046
Parent company short-term and long-term debt	(247,740)	(247,469)
Shareholders' equity as reported herein	$1,290,550	$1,501,573

($ in thousands)	Years Ended December 31,
	2018	2017	2016

Statutory net income of insurance subsidiaries	$45,977	$82,587	$74,574
Net loss of non-insurance companies	(9,755)	(4,496)	(5,135)
Interest expense	(11,892)	(11,836)	(11,808)
Tax benefit of interest expense and other parent company current tax adjustments	121	5,654	5,637
Combined net income	24,451	71,909	63,268
Increase (decrease) due to:
Deferred policy acquisition costs	1,015	9,385	19,442
Policyholder benefits	26,318	30,609	14,919
Federal income tax (expense) benefit	3,020	84,198	(5,312)
Investment reserves	(31,529)	(20,966)	(1,320)
Other adjustments, net	(4,932)	(5,676)	(7,232)
Net income as reported herein	$18,343	$169,459	$83,765

HMEC has principal insurance subsidiaries domiciled in Illinois and Texas. The statutory financial statements of these subsidiaries are prepared in accordance with accounting principles prescribed or permitted by the Illinois Department of Insurance and the Texas Department of Insurance, as applicable. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules.

NOTE 10 - Statutory Information and Restrictions-(Continued)

The NAIC has risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. At December 31, 2018 and 2017, the minimum statutory-basis capital and surplus required to be maintained by HMEC's insurance subsidiaries was $108,470 thousand and $101,463 thousand, respectively. At December 31, 2018 and 2017, statutory capital and surplus of each of the Company's insurance subsidiaries was above required levels. The restricted net assets of HMEC's insurance subsidiaries were $17,695 thousand and $17,985 thousand as of December 31, 2018 and 2017, respectively. The minimum statutory basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC's insurance subsidiaries combined. Authorized control level risk-based capital represents the minimum level of statutory basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer. The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

HMEC relies largely on dividends from its insurance subsidiaries to meet its obligations for payment of principal and interest on debt, dividends to shareholders and parent company operating expenses, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. HMEC's insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. As a result, HMEC may not be able to receive dividends from such subsidiaries at times and in amounts necessary to pay desired dividends to shareholders. The aggregate amount of dividends that may be paid in 2019 from all of HMEC's insurance subsidiaries without prior regulatory approval is $90,700 thousand.

As disclosed in the reconciliation of the statutory capital and surplus of insurance subsidiaries to the consolidated GAAP shareholders' equity, the insurance subsidiaries have statutory capital and surplus of $903,564 thousand as of December 31, 2018, which is subject to regulatory restrictions.

At the time of this Annual Report on Form 10-K and during each of the years in the three year period ended December 31, 2018, the Company had no financial reinsurance agreements in effect.

NOTE 11 - Retirement Plans and Other Postretirement Benefits

The Company sponsors two qualified and three non-qualified retirement plans. Substantially all employees participate in the 401(k) plan. Both the qualified defined benefit plan and the two non-qualified supplemental defined benefit plans have been frozen since 2002. All participants in the frozen plans are 100% vested in their accrued benefit and all non-qualified supplemental defined benefit plan participants are receiving payments. Certain employees participate in a non-qualified defined contribution plan.

Qualified Plans

All employees participate in the 401(k) plan and receive a 100% vested 3% "safe harbor" company contribution based on employees' eligible earnings. The Company matches each dollar of employee contributions up to a 5% maximum — in addition to maintaining the automatic 3% "safe harbor" contribution. The matching company contribution vests after 5 years of service. The 401(k) plan is fully funded.

NOTE 11 - Retirement Plans and Other Postretirement Benefits-(Continued)

In 2002, participants ceased accruing benefits for earnings and years of service in the frozen defined benefit plan. A substantial number of those participants are former employees of the Company who are not eligible to receive an immediate annuity benefit until age 65 and/or are not eligible for a lump sum distribution. In August of 2016, the Company announced a cash-out election "window" ending in September 2016 for all vested terminated participants. During this window, 52 former employees elected to receive a total of approximately $1,400 thousand in lump sum distributions.

The Company's policy for the frozen defined benefit plan is to contribute to the plan amounts which are actuarially determined to provide sufficient funding to meet future benefit payments as defined by federal laws and regulations.

For the two qualified plans, all assets are held in their respective plan trusts.

Non-qualified Plans

The non-qualified plans were established for specific employees whose otherwise eligible earnings exceeded the statutory limits under the qualified plans. Benefit accruals under the non-qualified supplemental defined benefit plans were frozen in 2002 and all participants are currently in payment status. Both the non-qualified frozen supplemental defined benefit plans and the non-qualified contribution plan are unfunded plans with the Company's contributions made at the time payments are made to participants.

Total Expense and Contribution Plans' Information

Total expense recorded for the non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $8,851 thousand, $9,114 thousand and $8,527 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

Contributions to employees' accounts under the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
401(k) plan
Contributions to employees' accounts	$7,655	$7,637	$6,918
Total assets at the end of the year	167,767	180,514	177,352

Non-qualified defined contribution plan
Contributions to employees' accounts	70	84	72
Total assets at the end of the year	—	—	—

NOTE 11 - Retirement Plans and Other Postretirement Benefits-(Continued)

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the funded status of the defined benefit and supplemental retirement pension plans as of December 31, 2018, 2017 and 2016 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

($ in thousands)	Defined Benefit Plan			Supplemental Defined Benefit Plans
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Change in benefit obligation:
Projected benefit obligation at beginning of year	$28,432	$29,407	$31,233	$16,832	$16,847	$17,004
Service cost	650	650	650	—	—	—
Interest cost	947	1,091	1,244	566	631	687
Plan amendments	—	—	—	—	—	—
Actuarial loss (gain)	(2,208)	(721)	(220)	(789)	805	488
Benefits paid	(2,746)	(1,995)	(3,500)	(1,205)	(1,451)	(1,332)
Settlements	—	—	—	—	—	—
Projected benefit obligation at end of year	$25,075	$28,432	$29,407	$15,404	$16,832	$16,847
Change in plan assets:
Fair value of plan assets at beginning of year	$25,843	$25,446	$27,667	$—	$—	$—
Actual return on plan assets	(640)	2,909	1,766	—	—	—
Employer contributions	—	—	—	1,205	1,451	1,332
Benefits paid	(2,746)	(1,995)	(3,500)	(1,205)	(1,451)	(1,332)
Expenses paid	(367)	(517)	(487)	—	—	—
Settlements	—	—	—	—	—	—
Fair value of plan assets at end of year	$22,090	$25,843	$25,446	$—	$—	$—
Funded status	$(2,985)	$(2,589)	$(3,961)	$(15,404)	$(16,832)	$(16,847)

Prepaid (accrued) benefit expense	$7,425	$8,016	$8,653	$(10,320)	$(10,648)	$(11,210)

Total amount recognized in Consolidated Balance Sheets, all in Other liabilities	$(2,985)	$(2,589)	$(3,961)	$(15,404)	$(16,832)	$(16,847)

Amounts recognized in accumulated other comprehensive income (loss) (AOCI):
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss	10,410	10,605	12,613	5,084	6,184	5,637
Total amount recognized in AOCI	$10,410	$10,605	$12,613	$5,084	$6,184	$5,637

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$25,075	$28,432	$29,407	$15,404	$16,832	$16,847
Accumulated benefit obligation	25,075	28,432	29,407	15,404	16,832	16,847
Fair value of plan assets	22,090	25,843	25,446	—	—	—

NOTE 11 - Retirement Plans and Other Postretirement Benefits-(Continued)

The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2018 was primarily attributable to lower than expected asset returns and updates to mortality assumptions and an increase in the discount rate. The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2017 was primarily attributable to better than expected asset returns and updates to mortality assumptions partially offset by a decrease in the discount rate. The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2016 was primarily attributable to a decrease in the discount rate, partially offset by the performance of plan assets.

($ in thousands)	Defined Benefit Plan			Supplemental Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$—	$—	$—	$—	$—	$—
Other expenses	650	650	650	—	—	—
Interest cost	947	1,091	1,244	566	631	687
Expected return on plan assets	(1,377)	(1,493)	(1,675)	—	—	—
Settlement loss	—	—	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	371	389	393	310	258	233
Net periodic pension expense	$591	$637	$612	$876	$889	$920

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	177	(1,619)	175	(789)	805	488
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	(371)	(389)	(393)	(310)	(258)	(233)
Total recognized in other comprehensive income (loss)	$(194)	$(2,008)	$(218)	$(1,099)	$547	$255

Weighted average assumptions used to determine expense:
Discount rate	3.50%	3.90%	4.20%	3.50%	3.90%	4.20%
Expected return on plan assets	5.90%	6.25%	6.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.20%	3.50%	3.90%	4.20%	3.50%	3.90%
Expected return on plan assets	5.90%	6.25%	6.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*
____________________
*       Not applicable.

NOTE 11 - Retirement Plans and Other Postretirement Benefits-(Continued)

The discount rates at December 31, 2018 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.

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

($ in thousands)		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2018
Asset category
Equity security funds (1)
United States	$8,198	$—	$8,198	$—
International	2,089	—	2,089	—
Fixed income funds	11,003	—	11,003	—
Short-term investment funds	800	800	—	—
Total	$22,090	$800	$21,290	$—

December 31, 2017
Asset category
Equity security funds (1)
United States	$10,517	$—	$10,517	$—
International	2,573	—	2,573	—
Fixed income funds	12,165	—	12,165	—
Short-term investments funds	588	588	—	—
Total	$25,843	$588	$25,255	$—
____________________

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC's common stock.

There were no Level 3 assets held during the years ended December 31, 2018 and 2017.

In 2019, the Company expects amortization of net losses of $310 thousand and $256 thousand for the defined benefit plan and the supplemental retirement plans, respectively, and expects no amortization of prior service cost for the supplemental retirement plans to be included in net periodic pension expense.

NOTE 11 - Retirement Plans and Other Postretirement Benefits-(Continued)

Postretirement Benefits Other than Pensions

As of December 31, 2006, upon discontinuation of retiree medical benefits, Health Reimbursement Accounts (HRAs) were established for eligible participants and totaled $7,310 thousand. As of December 31, 2018, the balance of the previously established HRAs was $1,438 thousand. Funding of HRAs was $88 thousand, $133 thousand and $218 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

2019 Contributions

In 2019, there is no minimum funding requirement for the Company's defined benefit plan. The following table discloses that minimum funding requirement and the expected full year contributions for the Company's plans.

($ in thousands)	Defined Benefit Pension Plans
	Defined Benefit Plan	Supplemental Defined Benefit Plans

Minimum funding requirement for 2018	$—	N/A
Expected contributions (approximations) for the year ended December 31, 2019 as of the time of this Form 10-K (1)	—	$1,307
____________________
N/A - Not applicable.
(1)       HMEC's Annual Report on Form 10-K for the year ended December 31, 2018.

Estimated Future Benefit Payments

The Company's defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below. Therefore, actual results could vary from the estimates shown. Estimated future benefit payments as of December 31, 2018 were as follows:

($ in thousands)	2019	2020	2021	2022	2023	2024-2028
Pension plans
Defined benefit plan	$2,668	$2,482	$2,225	$2,346	$1,971	$8,700
Supplemental retirement plans	1,307	1,292	1,275	1,255	1,232	5,701

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

NOTE 12 - Contingencies and Commitments - (Continued)

Assessments for Insolvencies of Unaffiliated Insurance Companies

The Company is contingently liable for possible assessments under regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have generally been insignificant.

Leases

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices in a few states) as well as for computer equipment and copier machines. Rental expenses were $2,794 thousand, $2,870 thousand and $2,546 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2018 are as follows:

($ in thousands)	As of December 31, 2018
	2019	2020	2021	2022	2023	2024- 2028	2029 and beyond

Minimum operating lease payments	$2,580	$1,725	$1,200	$1,177	$483	$—	$—

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $145,445 thousand and $106,381 thousand for the years ended December 31, 2018 and 2017, respectively.

NOTE 13 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

($ in thousands)	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$18,343	$169,459	$83,765
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	12,543	3,406	(4,123)
Increase in accrued investment income	4,449	(3,404)	(2,208)
Increase (decrease) in accrued expenses	(1,088)	(2,240)	4,378
Depreciation and amortization	7,357	6,615	6,896
Increase in insurance liabilities	197,472	154,061	176,315
Increase in premium receivables	(10,026)	(12,917)	(11,496)
Increase in deferred policy acquisition costs	(783)	(7,967)	(15,859)
(Increase) decrease in reinsurance recoverables	(21,317)	11	(481)
Increase (decrease) in income tax liabilities	5,971	(21,291)	(1,293)
Other	(12,033)	(29,147)	(24,461)
Total adjustments	182,545	87,127	127,668
Net cash provided by operating activities	$200,888	$256,586	$211,433

NOTE 14 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: Property and Casualty, primarily personal lines automobile and property insurance products; Retirement, primarily tax-qualified fixed and variable annuities; and Life, life insurance. The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable.

The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. The Company accounts for intersegment transactions, primarily the allocation of operating and agency costs from Corporate and Other to Property and Casualty, Retirement and Life, on a direct cost basis.

Summarized financial information for these segments is as follows:

($ in thousands)	Years Ended December 31,
	2018	2017	2016
Insurance premiums and contract charges earned
Property and Casualty	$665,734	$648,263	$620,514
Retirement	31,269	28,003	24,937
Life	120,330	118,437	113,695
Total	$817,333	$794,703	$759,146

Net investment income
Property and Casualty	$40,104	$36,178	$38,998
Retirement	262,634	261,994	249,410
Life	74,399	76,195	73,567
Corporate and Other	142	78	66
Intersegment eliminations	(772)	(815)	(855)
Total	$376,507	$373,630	$361,186

Net income (loss)
Property and Casualty	$(14,243)	$17,790	$25,644
Retirement	41,736	88,473	50,674
Life	18,754	77,595	16,559
Corporate and Other	(27,904)	(14,399)	(9,112)
Total	$18,343	$169,459	$83,765

($ in thousands)	December 31,
	2018	2017	2016
Assets
Property and Casualty	$1,236,362	$1,217,394	$1,110,958
Retirement	7,866,969	8,063,912	7,449,777
Life	1,821,351	1,815,732	1,912,771
Corporate and Other	149,014	143,784	140,104
Intersegment eliminations	(41,800)	(42,482)	(36,786)
Total	$11,031,896	$11,198,340	$10,576,824

NOTE 14 - Segment Information

Additional significant financial information for these segments is as follows:

($ in thousands)	Years Ended December 31,
	2018	2017	2016
DAC amortization expense
Property and Casualty	$79,073	$76,967	$74,950
Retirement	23,186	17,759	14,635
Life	7,630	7,459	7,147
Total	$109,889	$102,185	$96,732

Income tax expense (benefit)
Property and Casualty	$(6,622)	$(3,279)	$4,627
Retirement	10,000	(19,498)	20,334
Life	4,979	(51,876)	9,775
Corporate and Other	(7,163)	(6,119)	(4,269)
Total	$1,194	$(80,772)	$30,467

NOTE 15 - Acquisitions

On October 30, 2018, the Company and Benefit Consultants Group, Inc. (BCG) entered into a Stock Purchase Agreement under which the Company acquired all of the outstanding capital stock of BCG for $25 million.  The acquisition was approved by the Company’s Board and closed on January 2, 2019.

On December 10, 2018, the Company and NTA Life Enterprises, LLC and Ellard Enterprises, Inc. (collectively, NTA) holding companies and their supplemental insurance subsidiaries entered into a Purchase Agreement under which the Company will acquire all of the equity interests in NTA for $405 million. The acquisition has been approved by the Company’s Board and is expected to close in mid-2019, pending regulatory approvals and other customary closing conditions.

Note 16 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

($ in thousands, except per share data)	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2018
Insurance premiums written and contract deposits (1)	$311,216	$338,097	$301,722	$284,008
Total revenues	278,535	311,318	306,257	295,489
Net income (loss)	(20,257)	12,528	5,917	20,155
Per share information
Basic
Net income (loss)	$(0.49)	$0.30	$0.14	$0.49
Shares of common stock - weighted average (2)	41,596	41,683	41,600	41,497
Diluted
Net income (loss)	$(0.49)	$0.30	$0.14	$0.48
Shares of common stock and equivalent shares - weighted average (2)	41,911	41,850	41,735	41,653

2017
Insurance premiums written and contract deposits (1)	$300,416	$318,355	$311,614	$296,732
Total revenues	302,993	289,817	291,436	287,304
Net income	125,329	26,551	2,261	15,318
Per share information
Basic
Net income (3)	$3.03	$0.64	$0.05	$0.37
Shares of common stock - weighted average (2)	41,419	41,433	41,368	41,135
Diluted
Net income (3)	$3.00	$0.64	$0.05	$0.37
Shares of common stock and equivalent shares - weighted average (2)	41,718	41,575	41,493	41,342

2016
Insurance premiums written and contract deposits (1)	$315,917	$351,534	$311,879	$283,169
Total revenues	282,873	291,176	283,558	271,303
Net income	19,823	26,923	11,866	25,153
Per share information
Basic
Net income	$0.48	$0.66	$0.29	$0.61
Shares of common stock - weighted average (2)	41,093	41,092	41,082	41,297
Diluted
Net income	$0.48	$0.65	$0.29	$0.61
Shares of common stock and equivalent shares - weighted average (2)	41,482	41,347	41,314	41,492
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

None.

ITEM 9A.    Controls and Procedures

Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (Exchange Act) as of December 31, 2018. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K.

In addition, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management of Horace Mann is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management, including our CEO and our CFO, determined that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm, which has audited and reported on the Consolidated Financial Statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Horace Mann Educators Corporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to IV and VI (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
Chicago, Illinois
March 1, 2019

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

ITEM 11.    Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 14.    Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company are contained in Part II, Item 8, of this report, Page 74 to Page 140

(a)(2) Financial statement schedules

Schedule I - Summary of Investments Other than Investments in Related Parties Page 145

Schedule II - Condensed Financial Information of Registrant, Page 146 to Page 149

Schedules III and VI Combined - Supplementary Insurance Information and Supplemental Information Concerning Property and Casualty Insurance Operations, Page 150

Schedule IV - Reinsurance, Page 151

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2018

($ in thousands)

Type of Investments	Cost (1)	Fair Value	Amount Shown in Balance Sheet
Fixed maturity securities
U.S. Government and federally sponsored agency obligations	$1,269,767	$1,283,622	$1,283,622
States, municipalities and political subdivisions	1,884,313	2,003,969	2,003,969
Foreign government bonds	83,343	84,904	84,904
Public utilities	80,355	88,296	88,296
All other corporate bonds	1,956,111	1,973,314	1,973,314
Asset-backed securities	1,320,680	1,314,352	1,314,352
Residential mortgage-backed securities (non-agency)	85,484	85,253	85,253
Commercial mortgage-backed securities	676,218	663,707	663,707
Redeemable preferred stocks	17,640	17,901	17,901

Total fixed maturity securities	7,373,911	7,515,318	7,515,318

Equity securities
Industrial, miscellaneous and all other	25,452	25,452	25,452
Banking & finance and insurance companies	9,960	9,960	9,960
Public utilities	1,828	1,828	1,828
Non-redeemable preferred stocks	54,672	54,672	54,672
Closed-end fund	19,838	19,838	19,838

Total equity securities	111,750	111,750	111,750

Limited partnership interests	328,516	XXX	328,516
Short-term investments	122,222	XXX	122,222
Policy loans	153,994	XXX	153,994
Derivative instruments	7,820	$2,647	2,647
Mortgage loans	2,730	XXX	2,730
Other	13,500	XXX	13,500

Total investments	$8,114,443	XXX	$8,250,677
____________________

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
As of December 31, 2018 and 2017
($ in thousands, except share data)

	December 31,
	2018	2017
ASSETS

Investments and cash	$5,255	$6,464
Investment in subsidiaries	1,473,538	1,685,390
Other assets	66,138	66,445

Total assets	$1,544,931	$1,758,299

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt	$247,740	$247,469
Other liabilities	6,641	9,257

Total liabilities	254,381	256,726

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2018, 65,820,369; 2017, 65,439,245	66	65
Additional paid-in capital	475,109	464,246
Retained earnings	1,216,582	1,231,177
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains on securities	96,941	300,177
Net funded status of benefit plans	(12,185)	(13,217)
Treasury stock, at cost, 2018, 24,850,484 shares; 2017, 24,721,372 shares	(485,963)	(480,875)

Total shareholders' equity	1,290,550	1,501,573

Total liabilities and shareholders' equity	$1,544,931	$1,758,299

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues
Net investment income	$100	$34	$20
Realized investment gains	—	—	—

Total revenues	100	34	20

Expenses
Interest expense	11,892	11,835	11,808
Other	10,898	5,101	5,631

Total expenses	22,790	16,936	17,439

Loss before income tax benefit and equity in net earnings of subsidiaries	(22,690)	(16,902)	(17,419)
Income tax benefit	(4,723)	(6,667)	(6,076)
Loss before equity in net earnings of subsidiaries	(17,967)	(10,235)	(11,343)
Equity in net earnings of subsidiaries	36,310	179,694	95,108

Net income	$18,343	$169,459	$83,765

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows - operating activities
Interest expense paid	$(11,892)	$(11,503)	$(11,754)
Income taxes recovered (paid)	(216)	(373)	8,914
Cash dividends received from subsidiaries	61,000	56,900	59,600
Other, net, including settlement of payables to subsidiaries	1,214	4,201	581

Net cash provided by operating activities	50,106	49,225	57,341

Cash flows - investing activities
Net increase (decrease) in investments	1,621	(2,338)	9,161

Net cash provided by (used in) investing activities	1,621	(2,338)	9,161

Cash flows - financing activities
Dividends paid to shareholders	(46,689)	(46,114)	(44,310)
Acquisition of treasury stock	(5,088)	(1,660)	(21,513)
Exercise of stock options	3,627	4,190	3,329
Withholding tax payments on RSUs tendered	(3,165)	(3,245)	(4,015)

Net cash used in financing activities	(51,315)	(46,829)	(66,509)

Net increase (decrease) in cash	412	58	(7)
Cash at beginning of period	126	68	75

Cash at end of period	$538	$126	$68

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION
SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

($ in thousands)

Column identification for
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G		H		I		J	K

	Deferred policy acquisition costs	Future policy benefits, claims and claim expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claim adjustment expenses incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claim adjustment expenses	Premiums written
Segment									Current year	Prior years
Year Ended December 31, 2018
Property and Casualty	$30,033	$367,180	$0	$274,351	$—	$665,734	$40,104	$547,659	$547,959	$(300)	$79,073	$101,834	$531,977	$681,583
Retirement	209,232	4,573,170	xxx	704	764,607	31,269	262,634	168,732	xxx	xxx	23,186	57,269	xxx	xxx
Life	59,477	1,167,557	xxx	1,170	3,381	120,330	74,399	127,368	xxx	xxx	7,630	36,314	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(630)	N/A	xxx	xxx	N/A	22,997	xxx	xxx

Total	$298,742	$6,107,907	xxx	$276,225	$767,988	$817,333	$376,507	$843,759	xxx	xxx	$109,889	$218,414	xxx	xxx

Year Ended December 31, 2017
Property and Casualty	$29,191	$319,182	$0	$258,502	$—	$648,263	$36,178	$496,289	$498,989	$(2,700)	$76,967	$96,488	$481,074	$662,760
Retirement	174,661	4,466,039	xxx	705	720,926	28,003	261,994	159,385	xxx	xxx	17,759	49,733	xxx	xxx
Life	53,974	1,136,263	xxx	1,332	3,335	118,437	76,195	125,267	xxx	xxx	7,459	36,550	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(737)	N/A	xxx	xxx	N/A	16,966	xxx	xxx

Total	$257,826	$5,921,484	xxx	$260,539	$724,261	$794,703	$373,630	$780,941	xxx	xxx	$102,185	$199,737	xxx	xxx

Year Ended December 31, 2016
Property and Casualty	$27,604	$307,757	$0	$244,005	$—	$620,514	$38,997	$464,098	$471,098	$(7,000)	$74,950	$90,802	$468,778	$634,319
Retirement	188,117	4,372,062	xxx	671	705,603	24,937	249,410	151,185	xxx	xxx	14,635	40,289	xxx	xxx
Life	51,859	1,098,038	xxx	1,598	3,347	113,695	73,567	117,743	xxx	xxx	7,147	36,806	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(788)	N/A	xxx	xxx	N/A	17,023	xxx	xxx

Total	$267,580	$5,777,857	xxx	$246,274	$708,950	$759,146	$361,186	$733,026	xxx	xxx	$96,732	$184,920	xxx	xxx
____________________
N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

($ in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2018
Life insurance in force	$18,277,691	$4,505,208	$—	$13,772,483	—
Premiums
Property and Casualty	$682,478	$21,767	$5,023	$665,734	0.8%
Retirement	31,269	—	—	31,269	—
Life	127,400	7,070	—	120,330	—

Total premiums	$841,147	$28,837	$5,023	$817,333	0.6%

Year Ended December 31, 2017
Life insurance in force	$17,564,270	$4,295,412	$—	$13,268,858	—
Premiums
Property and Casualty	$658,960	$15,337	$4,640	$648,263	0.7%
Retirement	28,003	—	—	28,003	—
Life	125,136	6,699	—	118,437	—

Total premiums	$812,099	$22,036	$4,640	$794,703	0.6%

Year Ended December 31, 2016
Life insurance in force	$17,025,125	$4,065,449	$—	$12,959,676	—
Premiums
Property and Casualty	$632,372	$16,179	$4,321	$620,514	0.7%
Retirement	24,937	—	—	24,937	—
Life	120,342	6,647	—	113,695	—

Total premiums	$777,651	$22,826	$4,321	$759,146	0.6%
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

3.2	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4) Instruments defining the rights of security holders, including indentures:

4.1
Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.1(a)	Form of HMEC 4.500% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC's Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.2
Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10) Material contracts:

10.1
Amended and Restated Credit Agreement dated as of July 30, 2014 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014.

10.1(a)
First Amendment to Credit Agreement dated as of November 16, 2015 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

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

10.2*
Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan ("2002 Incentive Compensation Plan"), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*
Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*
Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(c)*
Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*
Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*
Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

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

10.3(f)*
Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan incorporated by reference to Exhibit 10.3(e) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.3(g)*
Specimen Non-employee Director Restricted Stock Units Award Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC's Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.4*
Horace Mann Supplemental Employee Retirement Plan (SERP), 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.5*
Horace Mann Executive Supplemental Employee Retirement Plan (ESERP), 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.6*
Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

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

10.9*
Form of Severance Agreement between HMEC, Horace Mann Service Corporation ("HMSC") and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*
Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.9(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 8, 2017.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC's Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31. 2018, filed with the SEC on May 9, 2018.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC's Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

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

10.12
Stock Purchase Agreement Among Horace Mann Educators Corporation, and Robert Paglione, Paglione Family Irrevocable Trust F/B/O Adam Paglione, Paglione Family Irrevocable Trust F/B/O Lisa and Jorge Arroyo, Beau Adams and Benefit Consultants Group, Inc. dated as of October 30, 2018.

10.13	Purchase Agreement By and Among Ellard Family Holdings, Inc., Brian M. Ellard, The JCE Exempt Trust and Horace Mann Educators Corporation dated as of December 10, 2018.

(11) Statement regarding computation of per share earnings.

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

ITEM 16.    Form 10-K Summary

On October 30, 2018, the Company and Benefit Consultants Group, Inc. (BCG) entered into a Stock Purchase Agreement under which the Company acquired all of the outstanding capital stock of BCG for $25 million. The acquisition was approved by the Company’s Board of Directors and closed on January 2, 2019.

On December 10, 2018, the Company and NTA Life Enterprises, LLC and Ellard Enterprises, Inc. (collectively, NTA) holding companies and their supplemental insurance subsidiaries entered into a Purchase Agreement under which the Company will acquire all of the equity interests in NTA for $405 million.  The acquisition has been approved by the Company’s Board of Directors and is expected to close in mid-2019, pending regulatory approvals and other customary closing conditions.

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

Principal Executive Officer:	Directors:

/s/ Marita Zuraitis	/s/ H. Wade Reece
Marita Zuraitis	H. Wade Reece, Chairman of the Board of Directors
President, Chief Executive Officer and a Director
/s/ Daniel A. Domenech
Daniel A. Domenech, Director

/s/ Stephen J. Hasenmiller
Principal Financial Officer:	Stephen J. Hasenmiller, Director

/s/ Bret A. Conklin	/s/ Ronald J. Helow
Bret A. Conklin	Ronald J. Helow, Director
Executive Vice President and Chief Financial Officer
/s/ Perry G. Hines
Perry G. Hines, Director

/s/ Beverley J. McClure
Principal Accounting Officer:	Beverley J. McClure, Director

/s/ Kimberly A. Johnson	/s/ Robert Stricker
Kimberly A. Johnson	Robert Stricker, Director
Vice President and Controller
/s/ Steven O. Swyers
Steven O. Swyers, Director

Dated: March 1, 2019