Form 10-Q
period 2019-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2019-05-10
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes        No   X

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	HMN	New York Stock Exchange

As of April 30, 2019, the registrant had 41,154,802 shares of Common Stock, par value $0.001 per share, outstanding.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three-months ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
May 10, 2019

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2019, $7,487,473; 2018, $7,373,911)	$7,798,004	$7,515,318
Equity securities, at fair value	105,487	111,750
Limited partnership interests	330,434	328,516
Short-term and other investments	323,853	295,093
Total investments	8,557,778	8,250,677
Cash	7,281	11,906
Deferred policy acquisition costs	275,431	298,742
Goodwill	57,483	47,396
Other assets	439,008	422,047
Separate Account (variable annuity) assets	2,224,099	2,001,128
Total assets	$11,561,080	$11,031,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,748,140	$5,711,193
Unpaid claims and claim expenses	393,549	396,714
Unearned premiums	267,029	276,225
Total policy liabilities	6,408,718	6,384,132
Other policyholder funds	821,813	767,988
Other liabilities	384,926	290,358
Long-term debt	297,810	297,740
Separate Account (variable annuity) liabilities	2,224,099	2,001,128
Total liabilities	10,137,366	9,741,346
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2019, 66,000,489; 2018, 65,820,369	66	66
Additional paid-in capital	474,336	475,109
Retained earnings	1,236,621	1,216,582
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on securities	210,839	96,941
Net funded status of benefit plans	(12,185)	(12,185)
Treasury stock, at cost, 2019, 24,850,484 shares; 2018, 24,850,484 shares	(485,963)	(485,963)
Total shareholders’ equity	1,423,714	1,290,550
Total liabilities and shareholders’ equity	$11,561,080	$11,031,896

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Insurance premiums and contract charges earned	$209,785	$202,998
Net investment income	92,800	91,864
Net investment gains (losses)	7,417	(1,654)
Other income	3,211	2,281

Total revenues	313,213	295,489

Benefits, losses and expenses
Benefits, claims and settlement expenses	139,384	143,562
Interest credited	52,922	50,035
DAC amortization expense	24,973	26,705
Operating expenses	54,053	48,169
Interest expense	3,303	3,172

Total benefits, losses and expenses	274,635	271,643

Income before income taxes	38,578	23,846
Income tax expense	6,412	3,691

Net income	$32,166	$20,155

Net income per share
Basic	$0.77	$0.49
Diluted	$0.77	$0.48

Weighted average number of shares and equivalent shares
Basic	41,610	41,497
Diluted	41,785	41,653

Net investment gains (losses)
Total other-than-temporary impairment losses on securities	$(236)	$(110)
Portion of losses recognized in other comprehensive income (loss)	—	—
Net other-than-temporary impairment losses on securities recognized in earnings	(236)	(110)
Sales and other, net	4,838	2,203
Change in fair value - equity securities	3,506	(5,186)
Change in fair value and gains realized on settlements - derivative instruments	(691)	1,439
Total	$7,417	$(1,654)

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in thousands)

	Three Months Ended March 31,
	2019	2018
Comprehensive income (loss)
Net income	$32,166	$20,155
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on securities	113,898	(107,096)
Change in net funded status of benefit plans	—	—
Cumulative effect of change in accounting principle	—	(15,041)
Other comprehensive income (loss)	113,898	(122,137)
Total	$146,064	$(101,982)

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Common stock, $0.001 par value
Beginning balance	$66	$65
Options exercised, 2019, 26,094 shares; 2018, 56,614 shares	—	—
Conversion of common stock units, 2019, 7,585 shares; 2018, 11,804 shares	—	—
Conversion of restricted stock units, 2019, 146,441 shares; 2018, 105,116 shares	—	1
Ending balance	66	66

Additional paid-in capital
Beginning balance	475,109	464,246
Options exercised and conversion of common stock units and restricted stock units	(2,104)	(125)
Share-based compensation expense	1,331	2,156
Ending balance	474,336	466,277

Retained earnings
Beginning balance	1,216,582	1,231,177
Net income	32,166	20,155
Dividends, 2019, $0.2875 per share; 2018, $0.2850 per share	(12,127)	(11,979)
Cumulative effect of change in accounting principle	—	15,041
Ending balance	1,236,621	1,254,394

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	84,756	286,960
Change in net unrealized investment gains on securities	113,898	(107,096)
Change in net funded status of benefit plans	—	—
Cumulative effect of change in accounting principle	—	(15,041)
Ending balance	198,654	164,823

Treasury stock, at cost
Beginning balance, 2019, 24,850,484 shares; 2018, 24,721,372 shares	(485,963)	(480,875)
Acquisition of shares, 2019, 0 shares; 2018, 161 shares	—	(6)
Ending balance, 2019, 24,850,484 shares; 2018, 24,721,533 shares	(485,963)	(480,881)

Shareholders’ equity at end of period	$1,423,714	$1,404,679

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows - operating activities
Premiums collected	$197,695	$179,456
Policyholder benefits paid	(101,583)	(131,090)
Policy acquisition and other operating expenses paid	(77,035)	(72,592)
Income taxes recovered	125	690
Investment income collected	89,984	93,426
Interest expense paid	(399)	(256)
Other	16,016	2,492

Net cash provided by operating activities	124,803	72,126

Cash flows - investing activities
Fixed maturity securities
Purchases	(307,451)	(308,450)
Sales	59,724	89,894
Maturities, paydowns, calls and redemptions	136,141	151,722
Equity securities
Purchases	(3,569)	(2,208)
Sales and repayments	15,489	2,048
Limited partnership interests
Purchases	(8,842)	(13,016)
Sales	9,858	3,996
Change in short-term and other investments, net	(29,341)	42,310
Acquisition of business, net of cash acquired	(18,198)	—

Net cash used in investing activities	(146,189)	(33,704)

Cash flows - financing activities
Dividends paid to shareholders	(11,790)	(11,638)
Acquisition of treasury stock	—	(6)
Proceeds from exercise of stock options	583	1,136
Withholding tax payments on RSUs tendered	(3,311)	(2,061)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	157,305	98,837
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(109,246)	(112,272)
Life policy accounts
Deposits	2,714	1,111
Withdrawals and surrenders	(904)	(1,329)
Change in book overdrafts	(18,590)	4,124

Net cash provided by (used in) financing activities	16,761	(22,098)

Net increase (decrease) in cash	(4,625)	16,324

Cash at beginning of period	11,906	7,627

Cash at end of period	$7,281	$23,951

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019 and 2018
($ in thousands, except per share data and unless noted otherwise)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (HMEC; and together with its subsidiaries, the Company or Horace Mann) have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2019, the consolidated results of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2019 and 2018. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Investment Contract and Life Policy Reserves

This table summarizes the Company’s investment contract and life policy reserves.

($ in thousands)	March 31, 2019	December 31, 2018
Investment contract reserves	$4,585,141	$4,555,856
Life policy reserves	1,162,999	1,155,337
Total	$5,748,140	$5,711,193

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

($ in thousands)	Net Unrealized Investment Gains (Losses) on Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)(3)
Beginning balance, January 1, 2019	$96,941	$(12,185)	$84,756
Other comprehensive income (loss) before reclassifications	120,303	—	120,303
Amounts reclassified from AOCI	(6,405)	—	(6,405)
Net current period other comprehensive income (loss)	113,898	—	113,898
Ending balance, March 31, 2019	$210,839	$(12,185)	$198,654

Beginning balance, January 1, 2018	$300,177	$(13,217)	$286,960
Other comprehensive income (loss) before reclassifications	(109,539)	—	(109,539)
Amounts reclassified from AOCI	2,443	—	2,443
Cumulative effect of change in accounting principle (3)	(15,041)	—	(15,041)
Net current period other comprehensive income (loss)	(122,137)	—	(122,137)
Ending balance, March 31, 2018	$178,040	$(13,217)	$164,823
________________

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $8,108 thousand and $(3,092) thousand, are included in net investment gains (losses) and the related income tax expenses, $1,703 thousand and $(649) thousand, are included in income tax expense in the Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018, respectively.

(3)	The Company adopted guidance on January 1, 2018 that resulted in reclassifying $15,041 thousand of after tax net unrealized gains on equity securities from AOCI to Retained earnings.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in Note 3.

Note 1 - Basis of Presentation (Continued)

Adopted Accounting Standards

Accounting for Leases

Effective for the quarter ended March 31, 2019, the Company adopted the updated guidance for leases and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption. Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance. The Company also elected to apply all practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption, including using hindsight to determine the lease term of existing leases, the option to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. The adoption of the updated guidance resulted in the Company recognizing a $14,499 thousand lease liability equal to the present value of lease payments and a $13,908 thousand right-of-use (ROU) asset, which is the corresponding lease liability adjusted for qualifying accrued lease payments. The lease liability and ROU asset are reported in Other liabilities and Other assets on the Consolidated Balance Sheets. The impact of these changes at adoption had no impact on net income or shareholders' equity.

Pending Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments, including reinsurance receivables, held by companies. The new guidance replaces the incurred loss impairment methodology and requires an organization to measure and recognize all current expected credit losses (CECL) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will need to utilize forward-looking information to better estimate their credit losses. Companies will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Any credit losses related to available for sale debt securities will be recorded through an allowance for credit losses with this allowance having a limit equal to the amount by which fair value is below amortized cost. The guidance also requires enhanced qualitative and quantitative disclosures to provide additional information about the amounts recorded in the financial statements. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, using a modified-retrospective approach. Early application is permitted for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

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

Note 2 - Acquisitions

The Company and Benefit Consultants Group, Inc. (BCG) entered into a Stock Purchase Agreement under which the Company acquired all of the outstanding capital stock of BCG with a transaction valued at $25 million. The acquisition was approved by the Company’s Board and closed on January 2, 2019. The acquisition of BCG gave rise to recognition of intangible assets of $16.2 million and goodwill of $10.1 million as a result of the purchase accounting. The intangible assets are reported as Other assets in the Consolidated Balance Sheets. Intangible assets that are amortizable have lives of 10 to 16 years.

On December 10, 2018, the Company and NTA Life Enterprises, LLC and Ellard Enterprises, Inc. (collectively, NTA) holding companies and their supplemental insurance subsidiaries entered into a Purchase Agreement under which the Company will acquire all of the equity interests in NTA for $405 million. The acquisition has been approved by the Company’s Board and is expected to close in mid-2019, pending regulatory approvals and other customary closing conditions.

Note 3 - Investments

Fixed Maturity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities. The amortized cost, net unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$793,290	$32,299	$5,402	$820,187
Other, including U.S. Treasury securities	848,659	23,333	6,534	865,458
Municipal bonds	1,915,504	171,412	3,872	2,083,044
Foreign government bonds	83,330	3,084	179	86,235
Corporate bonds	2,041,390	104,303	11,601	2,134,092
Other mortgage-backed securities	1,805,300	16,234	12,546	1,808,988
Totals	$7,487,473	$350,665	$40,134	$7,798,004

December 31, 2018
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$778,038	$22,724	$13,321	$787,441
Other, including U.S. Treasury securities	835,096	16,127	17,681	833,542
Municipal bonds	1,884,313	133,150	13,494	2,003,969
Foreign government bonds	83,343	2,321	760	84,904
Corporate bonds	2,054,105	64,296	38,891	2,079,510
Other mortgage-backed securities	1,739,016	10,467	23,531	1,725,952
Totals	$7,373,911	$249,085	$107,678	$7,515,318
________________

(1)
Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $474,541 thousand and $441,308 thousand; Federal Home Loan Mortgage Corporation (FHLMC) of $421,933 thousand and $417,308 thousand; and Government National Mortgage Association (GNMA) of $96,844 thousand and $96,466 thousand as of March 31, 2019 and December 31, 2018, respectively.

Note 3 - Investments (Continued)

The following table presents the fair value and gross unrealized losses of securities in an unrealized loss position at March 31, 2019 and December 31, 2018, respectively. The Company views the decrease in fair value of all of the securities with unrealized losses at March 31, 2019 -- which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of their amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. Therefore, it was determined that the unrealized losses on the securities presented in the table below were not other than temporarily impaired as of March 31, 2019.

($ in thousands)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$4,364	$49	$218,612	$5,353	$222,976	$5,402
Other	8,230	16	303,498	6,518	311,728	6,534
Municipal bonds	15,003	254	127,688	3,618	142,691	3,872
Foreign government bonds	7,925	59	6,416	120	14,341	179
Corporate bonds	89,954	808	215,797	10,793	305,751	11,601
Other mortgage-backed securities	630,075	8,593	332,167	3,953	962,242	12,546
Total	$755,551	$9,779	$1,204,178	$30,355	$1,959,729	$40,134

Number of positions with a gross unrealized loss	234		496		730
Fair value as a percentage of total fixed maturity securities fair value	9.6%		15.2%		24.8%

December 31, 2018
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$193,447	$5,026	$157,295	$8,295	$350,742	$13,321
Other	263,497	6,746	246,213	10,935	509,710	17,681
Municipal bonds	291,869	7,603	95,297	5,891	387,166	13,494
Foreign government bonds	16,250	760	—	—	16,250	760
Corporate bonds	818,519	27,429	99,171	11,462	917,690	38,891
Other mortgage-backed securities	913,858	16,076	291,442	7,455	1,205,300	23,531
Total	$2,497,440	$63,640	$889,418	$44,038	$3,386,858	$107,678

Number of positions with a gross unrealized loss	1,052		359		1,411
Fair value as a percentage of total fixed maturity securities fair value	32.7%		11.7%		44.4%

Fixed maturity securities with an investment grade rating represented 93.3% of the gross unrealized losses as of March 31, 2019. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below their amortized cost bases.

Note 3 - Investments (Continued)

Limited Partnership Interests

As of March 31, 2019 and December 31, 2018, the carrying value of equity method limited partnerships totaled $330,434 thousand and $328,516 thousand, respectively. Principal factors influencing carrying value appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of other-than-temporary impairment (OTTI) losses on fixed maturity securities held as of March 31, 2019 and 2018 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of OTTI losses were recognized in OCI:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Cumulative credit loss (1)
Beginning of period	$1,529	$3,825
New credit losses	—	—
Increases to previously recognized credit losses	—	—
Losses related to securities sold or paid down during the period	—	—
End of period	$1,529	$3,825
________________

(1)
The cumulative credit loss amounts exclude OTTI losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

Maturities of Fixed Maturity Securities

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

($ in thousands)	Percent of Total Fair Value		March 31, 2019
	March 31, 2019	December 31, 2018	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	4.8%	4.8%	$371,816	$366,071
Due after 1 year through 5 years	23.8%	22.8%	1,854,784	1,813,271
Due after 5 years through 10 years	32.3%	32.8%	2,522,113	2,450,544
Due after 10 years through 20 years	26.5%	26.5%	2,068,846	1,947,733
Due after 20 years	12.6%	13.1%	980,445	909,854
Total	100.0%	100.0%	$7,798,004	$7,487,473

Average option-adjusted duration, in years	5.7	5.9

Note 3 - Investments (Continued)

Sales of Fixed Maturity and Equity Securities

Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Fixed maturity securities
Proceeds received	$59,724	$89,894
Gross gains realized	542	1,670
Gross losses realized	(105)	(53)

Equity securities
Proceeds received	$15,489	$2,048
Gross gains realized	4,745	616
Gross losses realized	(344)	(34)

Net Investment Gains (Losses)

The following table reconciles the net investment gains (losses) pretax by transaction type:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Impairment write-downs	$—	$—
Change in intent write-downs	(236)	(110)
Net OTTI losses recognized in earnings	(236)	(110)
Sales and other, net	4,838	2,203
Change in fair value - equity securities	3,506	(5,186)
Change in fair value and gains (losses) realized on settlements - derivative instruments	(691)	1,439
Net investment gains (losses)	$7,417	$(1,654)

Net Unrealized Investment Gains (Losses) on Securities

The following table reconciles the net unrealized investment gains (losses) on securities, net of tax, included in AOCI, before the impact of DAC:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Net unrealized investment gains (losses) on securities, net of tax
Beginning of period	$111,712	$286,176
Change in net unrealized investment gains (losses) on securities	140,012	(67,285)
Reclassification of net investment (gains) losses on securities to net income	(6,405)	2,443
Cumulative effect of change in accounting principle (1)	—	(15,041)
End of period	$245,319	$206,293

________________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and the related net unrealized gains were reclassified from AOCI to Retained earnings.

Note 3 - Investments (Continued)

Offsetting of Assets and Liabilities

The Company’s derivative instruments (call options) are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached.

The following table presents the instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the	Net Amounts of Assets/ Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2019
Asset derivatives:
Free-standing derivatives	$7,643	$—	$7,643	$—	$6,938	$705

December 31, 2018
Asset derivatives:
Free-standing derivatives	$2,647	$—	$2,647	$—	$1,868	$779

Deposits

At March 31, 2019 and December 31, 2018, fixed maturity securities with a fair value of $17,824 thousand and $17,695 thousand, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at March 31, 2019 and December 31, 2018, fixed maturity securities with a fair value of $800,016 thousand and $740,016 thousand, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $725,000 thousand at March 31, 2019 and $675,000 thousand at December 31, 2018. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.

Note 4 - Fair Value of Financial Instruments

The Company is required under GAAP to disclose estimated fair values for certain financial and nonfinancial assets and liabilities. Fair values of the Company’s insurance contracts other than annuity contracts (which are investment contracts) are not required to be disclosed. However, the estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts.

Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at each reporting date is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, specifically in Note 3.

Note 4 - Fair Value of Financial Instruments (Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At March 31, 2019, Level 3 invested assets comprised 3.3% of the Company’s total investment portfolio at fair value.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1		Level 2		Level 3
March 31, 2019
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$820,187	$820,187	$—		$816,743		$3,444
Other, including U.S. Treasury securities	865,458	865,458	17,080		848,378		—
Municipal bonds	2,083,044	2,083,044	—		2,035,288		47,756
Foreign government bonds	86,235	86,235	—		86,235		—
Corporate bonds	2,134,092	2,134,092	13,722		2,037,888		82,482
Other mortgage-backed securities	1,808,988	1,808,988	—		1,676,642		132,346
Total fixed maturity securities	7,798,004	7,798,004	30,802		7,501,174		266,028
Equity securities	105,487	105,487	55,030	—	50,452	—	5
Short-term investments	143,454	143,454	141,793		1,661		—
Other investments	23,393	23,393	—		23,393		—
Totals	$8,070,338	$8,070,338	$227,625		$7,576,680		$266,033
Separate Account (variable annuity) assets (1)	$2,224,099	$2,224,099	$2,224,099		—		—
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$801	$801	$—		$801		$—
Other policyholder funds, embedded derivatives	$84,629	$84,629	$—		$—		$84,629

December 31, 2018
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$787,441	$787,441	$—		$784,224		$3,217
Other, including U.S. Treasury securities	833,542	833,542	13,291		820,251		—
Municipal bonds	2,003,969	2,003,969	—		1,956,438		47,531
Foreign government bonds	84,904	84,904	—		84,904		—
Corporate bonds	2,079,510	2,079,510	12,281		1,986,487		80,742
Other mortgage-backed securities	1,725,952	1,725,952	—		1,608,958		116,994
Total fixed maturity securities	7,515,318	7,515,318	25,572		7,241,262		248,484
Equity securities	111,750	111,750	64,330		47,415		5
Short-term investments	122,222	122,222	117,296		4,926		—
Other investments	16,147	16,147	—		16,147		—
Totals	$7,765,437	$7,765,437	$207,198		$7,309,750		$248,489
Separate Account (variable annuity) assets (1)	$2,001,128	$2,001,128	$2,001,128
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$248	$248	$—		$248		$—
Other policyholder funds, embedded derivatives	$78,700	$78,700	$—		$—		$78,700

________________
(1)    Separate Account (variable annuity) liabilities are equal to the estimated fair value of the Separate Account (variable annuity) assets.

Note 4 - Fair Value of Financial Instruments (Continued)

During the three month periods ended March 31, 2019 and 2018, there were no transfers between Level 1 and Level 2. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

($ in thousands)	Financial Assets							Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Short-term Investments	Total
Beginning balance, January 1, 2019	$47,531	$80,742	$120,211	$248,484	$5	$—	$248,489	$78,700
Transfers into Level 3 (3)	—	3,074	21,934	25,008	—	—	25,008	—
Transfers out of Level 3 (3)	—	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	4,334
Net unrealized investment gains (losses) included in OCI	344	2,549	(152)	2,741	—	—	2,741	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	3,018
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(119)	(3,883)	(6,203)	(10,205)	—	—	(10,205)	(1,423)
Ending balance, March 31, 2019	$47,756	$82,482	$135,790	$266,028	$5	$—	$266,033	$84,629

Beginning balance, January 1, 2018	$49,328	$72,979	$107,944	$230,251	$6	$—	$230,257	$80,733
Transfers into Level 3 (3)	—	10,778	14,822	25,600	—	—	25,600	—
Transfers out of Level 3 (3)	—	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	3	—	3	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	—	(2,222)
Net unrealized investment gains (losses) included in OCI	443	(887)	(1,022)	(1,466)	—	—	(1,466)	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	1,332
Sales	—	—	—	—	(3)	—	(3)	—
Settlements	—	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(23)	(4,090)	(6,410)	(10,523)	—	—	(10,523)	(1,357)
Ending balance, March 31, 2018	$49,748	$78,780	$115,334	$243,862	$6	$—	$243,868	$78,486
________________

(1)	Represents embedded derivatives, all related to the Company's FIA products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three month periods ended March 31, 2019 and 2018 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the three month period ended March 31, 2019, the Company had no net losses on Level 3 securities. For the three month period ended March 31, 2018, the Company had a realized gain on one Level 3 security of $3 thousand. For the three month period ended March 31, 2019, net investment losses of $4,334 thousand were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three month period ended March 31, 2018, the respective gain amount was $2,222 thousand.

Note 4 - Fair Value of Financial Instruments (Continued)

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets and liabilities classified as Level 3 are subject to the control processes as described in Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as those used for fixed maturity securities.

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

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2019
Financial Assets
Investments
Other investments	$157,006	$161,714	$—	$—	$161,714
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,585,141	4,509,518	—	—	4,509,518
Investment contract and life policy reserves, account values on life contracts	89,048	92,200	—	—	92,200
Other policyholder funds	737,184	737,184	—	676,520	60,664
Long-term debt	297,810	306,801	—	306,801	—

December 31, 2018
Financial Assets
Investments
Other investments	$156,725	$161,449	$—	$—	$161,449
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,555,849	4,478,338	—	—	4,478,338
Investment contract and life policy reserves, account values on life contracts	87,229	90,402	—	—	90,402
Other policyholder funds	689,287	689,287	—	626,325	62,962
Long-term debt	297,740	291,938	—	291,938	—

Note 5 - Derivative Instruments

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

The future annual index credits on FIA are accounted for as a "series of embedded derivatives" over the expected life of the applicable contract with a corresponding reserve recorded. For IUL, the embedded derivative represents a single year liability for the index return.

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

($ in thousands)	March 31, 2019	December 31, 2018
Assets
Derivative instruments, included in Short-term and other investments	$7,643	$2,647

Liabilities
FIA - embedded derivatives, included in Other policyholder funds	$84,629	$78,700
IUL - embedded derivatives, included in Investment contract and life policy reserves	801	248

Note 5 - Derivative Instruments (Continued)

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

($ in thousands)	Three Months Ended March 31,
	2019	2018
Change in fair value of derivatives:(1)
Revenues
Net investment gains (losses)	$4,054	$(849)

Change in fair value of embedded derivatives:
Revenues
Net investment gains (losses)	$(4,745)	$2,288
________________

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

The Company’s strategy attempts to mitigate potential risk of loss under these agreements through a regular monitoring process, which evaluates the program’s effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor’s Global Inc. (S&P)/Moody's Investors Service, Inc. (Moody's) long-term credit rating of "BBB+/A1" or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide collateral when the fair value of the exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of call options by counterparty and each counterparty’s long-term credit ratings were as follows:

($ in thousands)	March 31, 2019				December 31, 2018
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value
Bank of America, N.A.	A+	Aa2	$164,600	$3,302	$144,500	$870
Barclays Bank PLC	A	A2	32,600	808	28,500	247
Citigroup Inc.	BBB+		—	—	—	—
Credit Suisse International	A	A1	16,100	207	16,100	55
Societe Generale	A		78,400	3,326	89,100	1,475

Total			$291,700	$7,643	$278,200	$2,647

As of March 31, 2019 and December 31, 2018, the Company held $6,938 thousand and $1,868 thousand, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 thousand per counterparty.

Note 6 - Property and Casualty Unpaid Claims and Claim Expenses

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

($ in thousands)	Three Months Ended March 31,
	2019	2018
Property and Casualty
Beginning gross reserves (1)	$367,180	$319,182
Less: reinsurance recoverables	89,725	57,409
Net reserves, beginning of period (2)	277,455	261,773
Incurred claims and claim expenses:
Claims occurring in the current period	118,767	120,988
Decrease in estimated reserves for claims occurring in prior periods (3)	(2,000)	(300)
Total claims and claim expenses incurred (4)	116,767	120,688
Claims and claim expense payments for claims occurring during:
Current period	45,714	47,048
Prior periods	67,135	67,075
Total claims and claim expense payments	112,849	114,123
Net reserves, end of period (2)	281,373	268,338
Plus: reinsurance recoverables	78,328	62,917
Ending gross reserves (1)	$359,701	$331,255
________________

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Life and Retirement of $33,848 thousand and $27,062 thousand as of March 31, 2019 and 2018, respectively, in addition to Property and Casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Life and Retirement of $22,617 thousand and $22,874 thousand for the three month periods ended March 31, 2019 and 2018, respectively, in addition to Property and Casualty amounts.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $2.0 million and $0.3 million for the three month periods ended March 31, 2019 and 2018, respectively. The favorable development for the three month period ended March 31, 2019 was predominately the result of favorable loss trends in homeowners and auto physical damage emergence for accident years 2018 and prior. The favorable development of the three month period ended March 31, 2018 was predominately the result of favorable loss trends in homeowners emergence for accident years 2017 and prior.

Note 7 - Debt

Indebtedness outstanding was as follows:

($ in thousands)	March 31, 2019	December 31, 2018
Short-term debt:
Bank Credit Facility, expires June 27, 2023	$—	$—

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250,000 thousand less unaccrued discount of $473 and $488 thousand (4.5% imputed rate) and unamortized debt issuance costs of $1,717 thousand and $1,772 thousand	247,810	247,740
Federal Home Loan Bank borrowing	50,000	50,000
Total	$297,810	$297,740

The Credit Agreement with certain financial institutions (Bank Credit Facility), 4.50% Senior Notes due 2025 (Senior Notes due 2025) and FHLB borrowing are described in Note 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Credit Agreement with Financial Institutions (Bank Credit Facility)

Effective June 27, 2018, the Bank Credit Facility was amended and restated to extend the commitment termination date to June 27, 2023 from the previous termination date of July 30, 2019. The interest rate spread relative to Eurodollar base rates and the financial covenants within the agreement were not changed. The Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, and provides for unsecured borrowings of up to $150,000 thousand. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2019. HMEC had no balance outstanding under its Bank Credit Facility at March 31, 2019.

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

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended March 31, 2019
Premiums written and contract deposits (1)	$299,093	$5,848	$2,149	$295,394
Premiums and contract charges earned	213,256	5,822	2,351	209,785
Benefits, claims and settlement expenses	142,052	4,292	1,624	139,384

Three months ended March 31, 2018
Premiums written and contract deposits (1)	$288,816	$5,514	$706	$284,008
Premiums and contract charges earned	207,737	5,528	789	202,998
Benefits, claims and settlement expenses	151,968	9,014	608	143,562

________________

(1)
This measure is not based on accounting principles generally accepted in the U.S. (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

Note 9 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $135.7 million and $145.4 million at March 31, 2019 and December 31, 2018, respectively.

Note 10 - Segment Information

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

($ in thousands)	Three Months Ended March 31,
	2019	2018
Insurance premiums and contract charges earned
Property and Casualty	$170,840	$165,458
Retirement	8,578	8,068
Life	30,367	29,472
Total	$209,785	$202,998

Net investment income
Property and Casualty	$10,218	$9,516
Retirement	64,739	64,169
Life	18,052	18,340
Corporate and Other	(23)	36
Intersegment eliminations	(186)	(197)
Total	$92,800	$91,864

Net income (loss)
Property and Casualty	$15,052	$9,722
Retirement	12,151	11,421
Life	3,277	3,787
Corporate and Other	1,686	(4,775)
Total	$32,166	$20,155

($ in thousands)	March 31, 2019	December 31, 2018
Assets
Property and Casualty	$1,238,041	$1,236,362
Retirement	8,307,656	7,866,969
Life	1,883,554	1,821,351
Corporate and Other	163,157	149,014
Intersegment eliminations	(31,328)	(41,800)
Total	$11,561,080	$11,031,896

Note 11 - Operating Leases

The Company has various operating lease agreements, primarily for real estate (claims and marketing offices in a few states) as well as for computer equipment and copier machines. Such leases have remaining lease terms of 1 years to 6 years, some of which may include options to extend the leases for up to 10 years.
The components of lease cost were as follows:

($ in thousands)	Three Months Ended March 31, 2019
Operating lease cost	$809
Short-term lease cost	24
Total lease cost	$833

Other information related to operating leases were as follows:

($ in thousands, except lease term and discount rate)	Three Months Ended March 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$766
Weighted Average Remaining Lease Term	5.22
Weighted Average Discount Rate	4.11%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2019 were as follows:

($ in thousands)
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$2,023
2020	3,108
2021	3,028
2022	2,943
2023	2,246
Thereafter	2,111
Total future minimum lease payments	15,459
Less imputed interest	(1,596)
Total	$13,863

The carrying amounts of operating lease liabilities, including corresponding right of use assets, are presented on the Consolidated Balance Sheet as follows:

($ in thousands)	March 31, 2019
Assets
Right of use assets, included in Other assets	$13,229

Liabilities
Operating lease liabilities, included in Other liabilities	$13,863

As of March 31, 2019, the Company has no additional operating leases that have not yet commenced.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the U.S. (non-GAAP) are marked with an asterisk (*). An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) in the Appendix to the Company's First Quarter 2019 Investor Supplement.

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation (HMEC; and together with its subsidiaries, the Company or Horace Mann) is an insurance holding company. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company’s business. See Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding risks and uncertainties.

Introduction

The purpose of this MD&A is to provide an understanding of the Company’s consolidated results of operations and financial condition. This MD&A should be read in conjunction with Item 1 of this report.

HMEC is an insurance holding company. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty insurance, annuities and life insurance in the U.S. The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.

This MD&A begins with the Company’s consolidated financial highlights followed by consolidated results of operations, an outlook for future performance, details about critical accounting estimates and the results of operations by segment.

Consolidated Financial Highlights

($ in millions)	Three Months Ended March 31,		2019-2018
	2019	2018	Change %
Total revenues	$313.2	$295.5	6.0%
Net income	32.2	20.2	59.4%
Per diluted share:
Net income	$0.77	$0.48	60.4%
Net investment gains (losses), after tax	0.14	(0.03)	N.M.
Book value per share	$34.60	$34.35	0.7%
Net income return on equity - last twelve months	2.2%	12.5%
Net income return on equity - annualized	9.5%	5.6%
___________________
N.M. - The Company defines increases or decreases greater than or equal to 150% as "N.M." or not meaningful.

Net Income

For the three month period ended March 31, 2019, the Company's net income increased compared to the prior year period primarily due to after tax net investment gains, improved auto and property loss ratios and favorable DAC unlocking. After tax net investment gains of $5.8 million in the three months ended March 31, 2019 were $7.1 million higher than $1.3 million of after tax net investment losses a year earlier.

Net income (loss) by segment is as follows:

($ in millions)	Three Months Ended March 31,		2019-2018
	2019	2018	Change %
Analysis of net income (loss) by segment:
Property and Casualty	$15.0	$9.7	54.6%
Retirement	12.2	11.4	7.0%
Life	3.3	3.8	-13.2%
Corporate and Other	1.7	(4.7)	N.M.
Net income	$32.2	$20.2	59.4%
___________________
N.M. - Not meaningful.

Consolidated Results of Operations

($ in millions)	Three Months Ended March 31,		2019-2018
	2019	2018	Change %
Insurance premiums and contract charges earned	$209.8	$203.0	3.3%
Net investment income	92.8	91.9	1.0%
Net investment gains (losses)	7.4	(1.7)	N.M.
Other income	3.2	2.3	39.1%
Total revenues	313.2	295.5	6.0%

Benefits, claims and settlement expenses	139.4	143.6	-2.9%
Interest credited	52.9	50.0	5.8%
DAC amortization expense	25.0	26.7	-6.4%
Operating expenses	54.0	48.2	12.0%
Interest expense	3.3	3.2	3.1%
Total benefits, losses and expenses	274.6	271.7	1.1%

Income before income taxes	38.6	23.8	62.2%
Income tax expense	6.4	3.6	77.8%
Net income	$32.2	$20.2	59.4%
___________________
N.M. - Not meaningful.

Insurance Premiums and Contract Charges Earned

For the three month period ended March 31, 2019, insurance premiums and contract charges earned increased compared to the prior year period, primarily due to increases in average premium per policy for both property and automobile.

Net Investment Income

For the three month period ended March 31, 2019, net investment income increased $0.9 million compared to the prior year period on strong returns on alternative investments and higher asset balances. As expected, prepayment activity was below the prior year period, and investment yields continue to be impacted by the low interest rate environment of recent years. Average invested assets increased 2.3% over the 12 months ended March 31, 2019. Annualized investment portfolio yield is listed in the following table:

	Three Months Ended March 31,
	2019	2018
Pretax yield	5.0%	5.0%
After tax yield	4.0%	4.0%

During the three month period ended March 31, 2019, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with the Company's overall conservative investment guidelines.

Net Investment Gains (Losses) - Pretax

For the three month period ended March 31, 2019, net investment gains increased compared to net investment losses of $1.7 million in the prior year period. The breakdown of net investment gains (losses) by transaction type is shown in the following table:

($ in millions)	Three Months Ended March 31,
	2019	2018
OTTI losses recognized in earnings	$(0.2)	$(0.1)
Sales and other, net	4.8	2.2
Change in fair value - equity securities	3.5	(5.2)
Change in fair value and gains (losses) realized on settlements - derivative instruments	(0.7)	1.4
Net investment gains (losses)	$7.4	$(1.7)

The Company, from time to time, sells securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company's intent to sell an invested asset.

Other Income

For the three month period ended March 31, 2019, other income increased compared to the prior year period primarily due to inclusion of BCG brokerage fees.

Benefits, Claims and Settlement Expenses

For the three month period ended March 31, 2019, benefits, claims and settlement expenses decreased compared to the prior year period, driven by improved auto and property loss ratios.

Interest Credited

For the three month period ended March 31, 2019, the increase in Retirement interest credited reflected higher interest costs on FHLB funding agreements as well as a 2.4% increase in average accumulated fixed deposits, at an average crediting rate of 3.8% and 3.6% for the three month periods ended March 31, 2019 and 2018, respectively.

DAC Amortization Expense

For the three month period ended March 31, 2019, DAC amortization expense decreased compared to the prior year period primarily due to $2.0 million of favorable DAC unlocking in Retirement related to market performance. For Life, DAC unlocking resulted in an immaterial change to amortization for the three month period ended March 31, 2019.

Operating Expenses

For the three month period ended March 31, 2019, increases in operating expenses were consistent with management's expectations as the current period includes $2.8 million of expenses pertaining to BCG and the prior year period benefited from a $2.2 million legal expense recovery.

The Property and Casualty expense ratio of 27.2% for the three month period ended March 31, 2019 was 1.2 points above the prior year period due to the legal expense recovery noted above in prior year.

Interest Expense

For the three month period ended March 31, 2019, interest expense was comparable to March 31, 2018.

Income Tax Expense

The effective income tax rate on the Company's pretax income, including net investment gains (losses), was 16.6% and 15.1% for the three month periods ended March 31, 2019 and 2018, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 4.2 and 4.8 percentage points for the three month periods ended March 31, 2019 and 2018, respectively.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2019, the Company's federal income tax returns for years prior to 2014 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company's financial position or results of operations.

Outlook for 2019

At the time of this Quarterly Report on Form 10-Q, management estimates that 2019 full year net income will be within a range of $2.00 to $2.20 per diluted share, generating a core return on equity* of between 7.0% and 7.5%. Management expects the Company's overall pretax net investment income to decline by $5 million to $6 million, impacting each of the three operating segments, due to a movement up in quality of the portfolio and a reduction in prepayment activity. This projection also reflects an overall effective tax rate of between 16% and 18%.

Within Property and Casualty, planned premium rate increases, as well as continued underwriting initiatives, are expected to improve the underlying automobile loss ratio* by about 2 points and the underlying property loss ratio* by around 3 points. For 2019, management increased the estimate used for catastrophe costs by 20% to be between $45 million and $55 million or 7 to 7.5 points. The expense ratio is expected to be consistent with 2018 and is expected to remain around 27%.

Net income for Retirement is expected to reflect further spread compression as the new money rates remain below the average portfolio earned rate as well as due to anticipated declines in prepayment activity. In addition, expense levels will rise, offset by increases in fee income and other income due to the inclusion of BCG. As a result, net income for Retirement is anticipated to be in the range of $39 million to $41 million.

Life net income is anticipated to decline 15% due to the decrease in net investment income noted above accompanied by a modest increase in mortality costs.

As described in Critical Accounting Estimates, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's estimates above. Additionally, see Forward-looking Information in Item 1 and Item 1A of the Company's Annual Report on Form 10-K concerning other important factors that could impact actual results. Management believes that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires the Company's management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders' equity, net income and cash flows. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's consolidated financial statements, which include related disclosures. For the Company, areas most subject to significant management judgments include:

•	Valuation of fixed maturity securities, including evaluation of other-than-temporary impairments

•	Evaluation of goodwill for impairment

•	Valuation of life and annuity deferred policy acquisition costs

•	Valuation of liabilities for property and casualty unpaid claims and claim expenses

•	Valuation of investment contract and life policy reserves

Compared to December 31, 2018, at March 31, 2019, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, discussion of accounting policies, including certain sensitivity information, was presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates in that Form 10-K.

Results of Operations by Segment

Consolidated financial results primarily reflect the operating results of three reporting segments as well as the corporate and other line. These segments are defined based on financial information Management uses to evaluate performance and to determine the allocation of assets.

•	Property and Casualty

•	Retirement

•	Life

•	Corporate and Other

The calculations of segment data are described in more detail in Item 1, Note 9 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The following sections provide analysis and discussion of results of operations for each of the reporting segments as well as investment results.

Property and Casualty

The following table provides certain financial information for the Property and Casualty segment for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2019-2018
	2019	2018	Change %
Financial Data:
Premiums written*:
Automobile	$116.8	$114.9	1.7%
Property and other	44.9	44.5	0.9%
Total premiums written	161.7	159.4	1.4%
Change in unearned insurance premiums	9.1	6.1	49.2%
Total insurance premiums earned	170.8	165.5	3.2%
Incurred claims and claims expenses:
Claims occurring in the current year	118.8	121.0	-1.8%
Prior years' reserve development	(2.0)	(0.3)	N.M.
Total claims and claim expenses incurred	116.8	120.7	-3.2%
Operating expenses, including DAC	46.5	43.1	7.9%
Underwriting gain	7.5	1.7	N.M.
Net investment income	10.2	9.5	7.4%
Income before income taxes	17.8	11.2	58.9%
Net income/core earnings*	15.0	9.7	54.6%

Operating Statistics:
Automobile
Loss and loss adjustment expense ratio	70.8%	76.1%	-5.3	pts
Expense ratio	27.2%	25.7%	1.5	pts
Combined ratio:	98.0%	101.8%	-3.8	pts
Prior years' reserve development	-0.9%	—%	-0.9	pts
Catastrophes	0.8%	0.6%	0.2	pts
Underlying combined ratio*	98.1%	101.2%	-3.1	pts
Property
Loss and loss adjustment expense ratio	62.9%	66.2%	-3.3	pts
Expense ratio	27.6%	27.1%	0.5	pts
Combined ratio:	90.5%	93.3%	-2.8	pts
Prior years' reserve development	-1.9%	-0.6%	-1.3	pts
Catastrophes	18.3%	17.2%	1.1	pts
Underlying combined ratio*	74.1%	76.7%	-2.6	pts

Policies in force (in thousands)
Automobile (1)	454	475	-4.4%
Property	200	204	-2.0%
Total	654	679	-3.7%
___________________
N.M. - Not meaningful.
(1)    March 31, 2019 includes assumed policies in force of 4.

For the three month period ended March 31, 2019, core earnings* increased $5.3 million compared to the prior year period, reflecting 3.4 points of improvement in the Property and Casualty combined ratio due to improved underwriting results and favorable prior years' reserve development.

On a reported basis, the improvement in the automobile combined ratio compared to 2018 was attributable to 4.6 points of improvement in the underlying loss ratio due to rate actions combined with continued stabilization in auto loss trends, and 0.9 points of improvement due to favorable prior years' reserve development, partially offset by a 1.5 points increase in the expense ratio. The property reported combined ratio improved compared to 2018, reflecting an improvement in the underlying loss ratio of 3.1 points as well as a 1.3 point improvement due to favorable prior years' reserve development, partially offset by a 1.1 point increase in catastrophe costs and a 0.5 point increase in the expense ratio.

Total premiums written* increased in the first three months compared to the prior year period, reflecting increases in average written premium per policy for both property and automobile. For 2019, the Company's full year rate plan anticipates mid-single digit average rate increases (including states with no rate actions) for both automobile and property; average approved rate changes during the first three months of 2019 were 5.4% for automobile and 5.3% for property.

Automobile premiums written* increased $1.9 million compared to the first three months of 2018. In the first three months of 2019, the average written premium per policy and average earned premium per policy increased 5.0% and 6.2%, respectively, compared to the prior year period. For automobile, the number of educator policies has been stable relative to overall automobile policies as educators represented 85.3%, 85.4% and 85.3% of the automobile policies in force as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. Based on policies in force, the automobile 12 month retention rate for new and renewal policies was 81.5% compared to 82.9% at March 31, 2019 and 2018, respectively, with the decrease due to recent rate and underwriting actions.

Property and other premiums written* was comparable to the first three months of 2018. While the number of property policies in force has declined, the average written premium per policy and average earned premium per policy increased 6.2% and 4.7%, respectively, in the first three months of 2019 compared to the prior year period. For property, the number of educator policies has been stable relative to overall property policies as educators represented 82.5%, 82.4% and 82.4% of the property policies in force as of March 31, 2019, December 31, 2018, and March 31, 2018, respectively. The property 12 month new and renewal policy retention rate was 87.8% and 87.9% at March 31, 2019 and 2018, respectively.

The Company continues to evaluate and implement actions to further mitigate its risk exposure in catastrophe-prone areas of the country. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

Retirement

The following table provides certain information for the Retirement segment for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2019-2018
	2019	2018	Change %
Financial Data:
Contract charges earned	$8.6	$8.0	7.5%
Net investment income	64.7	64.2	0.8%
Interest credited	41.7	38.7	7.8%
Net interest margin without net investment gains (losses)	23.0	25.5	-9.8%
Mortality loss and other reserve charges	0.6	1.9	-68.4%
DAC amortization expense, excluding unlocking	4.9	4.8	2.1%
DAC unlocking	(2.0)	0.2	N.M.
Operating expenses	15.9	14.4	10.4%
Income before income taxes	14.6	14.0	4.3%
Net income/core earnings*	12.2	11.4	7.0%
Operating Statistics:
Annuity sales deposits
Variable	$48.8	$46.8	4.3%
Fixed	58.5	52.0	12.5%
Total	107.3	98.8	8.6%
Single	55.9	48.6	15.0%
Recurring	51.4	50.2	2.4%
Total	107.3	98.8	8.6%
Assets under administration (AUA)
Annuity assets under management	6,972.7	6,769.5	3.0%
Broker and advisory assets under administration (1)	2,191.9	283.1	N.M.
Recordkeeping assets under administration (1)	1,363.8	—
Total	10,528.4	7,052.6	49.3%
Persistency
Variable annuities	94.3%	94.6%	-0.3	pts
Fixed annuities	94.1%	94.4%	-0.3	pts
Total	94.1%	94.5%	-0.4	pts
Annuity contracts in force	226	223	1.3%
Fixed spread (basis points)	142	170	-28bps
___________________
N.M. - Not meaningful.
(1)    2019 includes the results of BCG acquired on January 2, 2019.

For the three month period ended March 31, 2019, core earnings* increased $0.8 million compared to the prior year period reflecting positive DAC unlocking from the market recovery and favorable benefits expense from mortality offset by higher interest credited. The current period also includes higher contract charges earned, other income and operating expense from the inclusion of BCG.

For the three month period ended March 31, 2019, contract deposits increased compared to the prior year period, reflecting increases in both single and recurring deposits. Variable annuity deposits increased by $2.0 million and fixed annuity deposits increased by $6.5 million.

At March 31, 2019, variable accumulated value increased compared to March 31, 2018, driven by the recovery in the market. Fixed annuity accumulated value increased at March 31, 2019 compared to March 31, 2018, reflecting an increase in contract deposits as well as interest credited. The annualized net interest spread on fixed annuities decreased 28 basis points.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $461.2 million of Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company's existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $1.8 million in year one and $5.4 million in year two, further reducing the annualized net interest spread by approximately 4 basis points and 11 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future annualized net interest spreads is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread, based on DAC as of March 31, 2019 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.4 million and $0.5 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

Additional information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

($ in millions)	March 31, 2019
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	26.5%	$1,202.3	47.1%	14.7%	$566.0
Equal to 2% but less than 3%	6.5%	295.6	82.8%	6.4%	244.8
Equal to 3% but less than 4%	13.5%	611.4	99.9%	15.9%	610.9
Equal to 4% but less than 5%	52.3%	2,373.5	100.0%	61.7%	2,373.5
5% or higher	1.2%	52.3	100.0%	1.3%	52.3
Total	100.0%	$4,535.1	84.8%	100.0%	$3,847.5

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Item 1A and other factors within this report.

Life

The following table provides certain information for the Life segment for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2019-2018
	2019	2018	Change %
Financial Data:
Insurance premiums and contract deposits	$26.4	$25.8	2.3%
Insurance premiums and contract charges earned	30.4	29.5	3.1%
Net investment income	18.1	18.3	-1.1%
Benefits and settlement expenses	22.0	21.0	4.8%
Interest credited	11.2	11.3	-0.9%
DAC amortization expense, excluding unlocking	2.0	1.8	11.1%
DAC unlocking	—	0.1	N.M.
Operating expenses	9.4	9.0	4.4%
Income before income taxes	4.0	4.7	-14.9%
Net income /core earnings*	3.3	3.8	-13.2%

Operating Statistics:
Life insurance in force	$18,409	$17,665	4.2%
Number of policies in force (in thousands)	198	197	0.5%
Average face amount in force (in dollars)	$92,810	$89,271	4.0%
Lapse ratio (ordinary life insurance in force)	4.6%	4.9%	-0.3	pts
Mortality costs	$10.5	$9.5	10.5%
___________________
N.M. - Not meaningful.

For the three month period ended March 31, 2019, core earnings* decreased $0.5 million compared to the prior year period, largely due to mortality costs, which rose in line with modeled actuarial assumptions.

Life premiums and contract deposits* for the three month period ended March 31, 2019 increased $0.6 million compared to the prior year period. The ordinary life insurance in force lapse ratio was 4.6% for the 12 months ended March 31, 2019 compared to 4.9% for the 12 month period ended March 31, 2018.

Corporate and Other

($ in millions)	Three Months Ended March 31,		2019-2018
	2019	2018	Change %
Interest expense	$(3.0)	$(3.0)	—%
Net investment gains (losses) pretax	7.4	(1.7)	N.M.
Tax on net investment gains (losses)	1.6	(0.4)	N.M.
Net investment gains (losses) after tax	5.8	(1.3)	N.M.
Net income (loss)	1.7	(4.7)	N.M.
Core earnings (loss)*	(4.1)	(3.4)	-20.6%
___________________
N.M. - Not meaningful.

For the three month period ended March 31, 2019, core earnings* decreased compared to the prior year period, driven by $0.5 million, after tax, of transaction costs to acquire BCG and NTA.

Investment Results

($ in millions)	Three Months Ended March 31,		2019-2018
	2019	2018	Change %
Total net investment income	$92.8	$91.9	1.0%
Pretax net investment gains (losses)	7.4	(1.7)	N.M.
Pretax net unrealized investment gains on securities	310.5	261.1	18.9%
___________________
N.M. - Not meaningful.

For the three months ended March 31, 2019, net investment income was higher than the prior year period on strong returns on alternative investments and higher asset balances. As expected, prepayment activity was below the prior year period, and investment yields continue to be impacted by the low interest rate environment of recent years.

For the three months ended March 31, 2019, pretax net investment gains of $7.4 million were driven primarily by increases in the fair values of equity securities and a reduction to the common stock portfolio, which generated realized gains in the portfolio. Pretax net unrealized investment gains on securities were up $49.4 million compared to the prior year, reflecting a decline in the 10-year U.S. Treasury yield of 33 basis points.

Fixed Maturity and Equity Securities Portfolios

The table below presents the Company’s fixed maturity and equity securities portfolios by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value).

($ in millions)	March 31, 2019
	Number of Issuers	Fair Value	Amortized Cost	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	124	$648.5	$628.4	$20.1
Insurance	60	266.1	247.7	18.4
Energy (1)	55	166.2	157.5	8.7
Real Estate	40	158.6	154.5	4.1
Technology	33	145.3	142.6	2.7
Healthcare, Pharmacy	44	129.4	124.5	4.9
Transportation	34	93.9	90.7	3.2
Utilities	37	93.3	81.6	11.7
Telecommunications	21	53.4	48.6	4.8
Broadcasting & Media	13	50.4	46.4	4.0
All other corporates (2)	169	329.1	319.1	10.0
Total corporate bonds	630	2,134.2	2,041.6	92.6
Mortgage-backed securities
U.S. Government and federally sponsored agencies	232	452.7	431.0	21.7
Commercial (3)	167	711.4	705.6	5.8
Other	31	86.2	85.7	0.5
Municipal bonds (4)	529	2,083.0	1,915.5	167.5
Government bonds
U.S.	44	865.5	848.7	16.8
Foreign	14	86.2	83.3	2.9
Collateralized loan obligations (5)	136	789.9	796.8	(6.9)
Asset-backed securities	108	588.9	579.3	9.6
Total fixed maturity securities	1,891	$7,798.0	$7,487.5	$310.5

Equity securities
Non-redeemable preferred stocks	12	$58.2
Common stocks	91	26.8
Closed-end fund	1	20.5
Total equity securities	104	$105.5

Total	1,995	$7,903.5
________________

(1)	At March 31, 2019, the fair value amount included $10.2 million which were non-investment grade.

(2)
The All other corporates category contains 19 additional industry sectors. Gaming, natural gas, food and beverage, metal and mining and retail represented $189.1 million of fair value at March 31, 2019, with the remaining 14 sectors each representing less than $24.0 million.

(3)	At March 31, 2019, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, 46.5% are tax-exempt and 77.4% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at March 31, 2019.

(5)
Based on fair value, 98.1% of the collateralized loan obligation securities were rated investment grade by Standard and Poor’s Global Inc. (S&P), Moody’s Investors Service, Inc. (Moody’s) and/or Fitch Ratings, Inc. (Fitch) at March 31, 2019.

At March 31, 2019, the Company’s diversified fixed maturity securities portfolio consisted of 3,109 investment positions, issued by 1,891 entities, and totaled approximately $7.8 billion in fair value. This portfolio was 97.6% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.4% of invested assets for A or BBB rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and fair value of the Company’s fixed maturity and equity securities portfolios by rating category. At March 31, 2019, 97.0% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

($ in millions)	Percent of Portfolio
	Fair Value		March 31, 2019
	December 31, 2018	March 31, 2019	Fair Value	Amortized Cost
Fixed maturity securities
AAA	9.1%	10.4%	$808.7	$798.4
AA (2)	44.5	44.3	3,455.5	3,318.1
A	22.4	22.2	1,732.1	1,626.7
BBB	21.2	20.5	1,604.3	1,549.6
BB	1.8	1.7	130.1	127.9
B	0.4	0.3	27.8	28.0
CCC or lower	0.1	0.1	0.6	0.6
Not rated (3)	0.5	0.5	38.9	38.2
Total fixed maturity securities	100.0%	100.0%	$7,798.0	$7,487.5
Equity securities
AAA	—	—	—
AA	—	—	—
A	—	—	—
BBB	49.0%	55.2%	$58.2
BB	—	—	—
B	—	—	—
CCC or lower	—	—	—
Not rated	51.0	44.8	47.3
Total equity securities	100.0%	100.0%	$105.5

Total			$7,903.5
________________

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At March 31, 2019, the AA rated fair value amount included $865.5 million of U.S. Government and federally sponsored agency securities and $724.1 million of mortgage-backed and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P, Moody’s or Fitch.

At March 31, 2019, the fixed maturity securities portfolio had $40,134.0 million of pretax gross unrealized investment losses on $1,959.7 million of fair value related to 730 positions. Of the investment positions with gross unrealized losses, there were two trading below 80.0% of the carrying value at March 31, 2019.

The Company views the unrealized investment losses of all of the securities at March 31, 2019 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of OTTI.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2019 and 2018, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed maturity securities, is presented in Item 1, Note 3 of the Consolidated Financial Statements and Item 2, Investments Results.

Cash Flow

The short-term liquidity requirements of the Company, within a 12 month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet the Company's operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth, pay dividends to shareholders and repurchase shares of HMEC's common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity policy claims and benefits, as well as retirement of long-term debt. The following table summarizes the Company's consolidated cash flows activity for the periods indicated.

($ in millions)	Three Months Ended March 31,		2019-2018
	2019	2018	Change %
Net cash provided by operating activities	$124.8	$72.1	73.1%
Net cash used in investing activities	(146.2)	(33.7)	N.M.
Net cash provided by (used in) financing activities	16.8	(22.1)	N.M.
Net increase (decrease) in cash	(4.6)	16.3	N.M.
Cash at beginning of period	11.9	7.6	N.M.
Cash at end of period	$7.3	$23.9	-69.5%
___________________
N.M. - Not meaningful.

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

For the three months ended March 31, 2019, net cash provided by operating activities increased $52.7 million compared to the same period in 2018, primarily due to an increase in Premiums collected and a decrease in Policyholder benefits paid.

Investing Activities

HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity, and reinvest the proceeds into other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity securities portfolio as available for sale.

During the first quarter of 2019, HMEC acquired BCG.

Financing Activities

Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, issuances and repurchases of HMEC's common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.

Horace Mann Life Insurance Company (HMLIC), one of the Company's subsidiaries, operates under funding agreements with FHLB. In January 2019, HMLIC received an additional $50.0 million from FHLB under a funding agreement and receipt of those funds has been reported in Annuity Contracts: Variable, Fixed and FHLB Funding Agreements, Deposits. Advances to HMLIC from FHLB under funding agreements totaled $675.0 million as of March 31, 2019. For the three months ended March 31, 2019, cash inflows from annuity contract deposits, excluding the FHLB transaction, increased $8.5 million, or 8.6%, compared to the prior year period. Cash outflows from annuity contract benefits, withdrawals and net transfers to Separate Account (variable annuity) assets decreased $3.0 million, or 2.7%, compared to the prior year period.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (NAIC). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2019 from all of HMEC's insurance subsidiaries without prior regulatory approval is $90.7 million, of which $34.8 was paid during the three months ended March 31, 2019. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in Item 8, Note 10 of the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The total capital of the Company was $1,721.5 million at March 31, 2019, including $297.8 million of long-term debt. Total debt represented 19.7% of total capital excluding net unrealized investment gains on securities (17.3% including net unrealized investment gains on securities) at March 31, 2019, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,423.7 million at March 31, 2019, including net unrealized investment gains on securities in the Company’s investment portfolio of $210.8 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. The market value of the Company’s common stock and the market value per share were $1,448.9 million and $35.21, respectively, at March 31, 2019. Book value per share was $34.60 at March 31, 2019 ($29.47 excluding net unrealized investment gains on securities).

Additional information regarding net unrealized investment gains on securities in the Company’s investment portfolio at March 31, 2019 is included in Item 1, Note 3 of the Consolidated Financial Statements and in Item 2, Results of Operations by Segment in this report.

Total shareholder dividends were $11.8 million for the three month period ended March 31, 2019. In March 2019, the Board of Directors increased regular quarterly dividends to $0.2875 per share.

For the three month period ended March 31, 2019, the Company did not repurchase any shares of its common stock under its share repurchase program, which is further described in Item 8, Note 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, $22.8 million remained authorized for future share repurchases under the repurchase program.

The following table summarizes the Company's debt obligations.

($ in millions)	March 31, 2019	December 31, 2018
Short-term debt:
Bank Credit Facility, expires June 27, 2023	$—	$—

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250 million less unaccrued discount of $0.5 million and $0.5 million (4.5% imputed rate) and unamortized debt issuance costs of $1.7 million and $1.8 million	247.8	247.7
Federal Home Loan Bank borrowing	50.0	50.0
Total	$297.8	$297.7

As of March 31, 2019, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes due 2025), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the Item 8, Note 7 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of March 31, 2019, the Company had $50.0 million outstanding with Federal Home Loan Bank (FHLB). For FHLB borrowings, the Board has authorized a maximum amount equal to the greater of 10% of admitted assets or 20% of surplus of the consolidated property and casualty companies. For the total $50.0 million received, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 2.7995% as of March 31, 2019. HMIC's FHLB borrowings of $50.0 million are included in Long-term debt on the Consolidated Balance Sheet.

Effective June 27, 2018, the Bank Credit Facility was amended and restated to extend the commitment termination date to June 27, 2023 from the previous termination date of July 30, 2019. As of March 31, 2019, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $150.0 million and expires on June 27, 2023. Interest accrues at varying spreads relative to prime or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2019.

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

Assigned ratings were reviewed by all of the rating agencies in December 2018 in conjunction with the announcement of the Company’s plans to acquire NTA. In conjunction with that review, A.M. Best and S&P maintained the ratings that were in place at December 31, 2017. Moody’s affirmed its ratings as upgraded in October, but placed the ratings on negative watch. Fitch placed both its debt and insurance financial strength ratings on "rating watch negative". Assigned ratings as of April 30, 2019 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Assigned ratings were as follows (the insurance financial strength ratings for the Company’s Property and Casualty insurance subsidiaries and the Company’s principal Life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of April 30, 2019
S&P	A	(stable)	BBB	(stable)
Moody’s	A2	(negative)	Baa2	(negative)
A.M. Best	A	(stable)	bbb	(stable)
Fitch	A	(rating watch negative)	BBB	(rating watch negative)

Reinsurance Programs

Information regarding the reinsurance program for the Company’s Property and Casualty segment is located in Item 1, Reporting Segments of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Information regarding the reinsurance program for the Company’s Life segment is located in Item 1, Reporting Segments of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also Results of Operations regarding net investment gains (losses).

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance and investment contract liabilities. See also Results of Operations regarding interest credited to policyholders.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in Item 7A, Quantitative and Qualitative Disclosures about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.     Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of March 31, 2019 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.    Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 30, 2015, the Company's Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million. The share repurchase program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three month period ended March 31, 2019, the Company did not repurchase shares of HMEC common stock. As of March 31, 2019, $22.8 million remained authorized for future share repurchases.

Item 5.    Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three month period ended March 31, 2019 which has not been filed with the SEC.

Item 6.    Exhibits

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

10.12
Stock Purchase Agreement Among Horace Mann Educators Corporation, and Robert Paglione, Paglione Family Irrevocable Trust F/B/O Adam Paglione, Paglione Family Irrevocable Trust F/B/O Lisa and Jorge Arroyo, Beau Adams and Benefit Consultants Group, Inc. dated as of October 30, 2018, incorporated by reference to Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

10.13
Purchase Agreement By and Among Ellard Family Holdings, Inc., Brian M. Ellard, The JCE Exempt Trust and Horace Mann Educators Corporation dated as of December 10, 2018, incorporated by reference to Exhibit 10.13 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 10, 2019	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 10, 2019	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	May 10, 2019	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Vice President, Controller and
Principal Accounting Officer