Form 10-Q
period 2019-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2019-08-08
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	HMN	New York Stock Exchange

As of July 31, 2019, the registrant had 41,198,167 shares of Common Stock, par value $0.001 per share, outstanding.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2019, the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders' equity for the three-month and six-month periods ended June 30, 2019 and 2018, and cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
August 8, 2019

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2019, $5,241,755; 2018, $7,373,911)	$5,534,270	$7,515,318
Equity securities, at fair value	100,143	111,750
Limited partnership interests	351,515	328,516
Short-term and other investments	433,688	295,093
Total investments	6,419,616	8,250,677
Cash	7,616	11,906
Deferred policy acquisition costs	279,041	298,742
Deposit asset on reinsurance	2,315,330	—
Goodwill	29,458	47,396
Other assets	417,460	422,047
Separate Account (variable annuity) assets	2,310,886	2,001,128
Total assets	$11,779,407	$11,031,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and life policy reserves	$5,776,769	$5,711,193
Unpaid claims and claim expenses	398,339	396,714
Unearned premiums	270,163	276,225
Total policy liabilities	6,445,271	6,384,132
Other policyholder funds	821,880	767,988
Other liabilities	403,812	290,358
Long-term debt	297,881	297,740
Separate Account (variable annuity) liabilities	2,310,886	2,001,128
Total liabilities	10,279,730	9,741,346
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2019, 66,036,205; 2018, 65,820,369	66	66
Additional paid-in capital	476,353	475,109
Retained earnings	1,318,329	1,216,582
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on fixed maturity securities	203,077	96,941
Net funded status of benefit plans	(12,185)	(12,185)
Treasury stock, at cost, 2019, 24,850,484 shares; 2018, 24,850,484 shares	(485,963)	(485,963)
Total shareholders’ equity	1,499,677	1,290,550
Total liabilities and shareholders’ equity	$11,779,407	$11,031,896

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Insurance premiums and contract charges earned	$208,096	$205,610	$417,881	$408,608
Net investment income	93,458	97,101	186,258	188,965
Net investment gains (losses)	146,333	735	153,750	(919)
Other income	3,591	2,811	6,802	5,092

Total revenues	451,478	306,257	764,691	601,746

Benefits, losses and expenses
Benefits, claims and settlement expenses	152,692	168,278	292,076	311,840
Interest credited	53,594	51,071	106,516	101,105
DAC amortization expense	31,648	26,586	56,621	53,291
Operating expenses	55,252	50,218	109,305	98,387
Interest expense	3,312	3,291	6,615	6,464
Other expense	28,025	—	28,025	—

Total benefits, losses and expenses	324,523	299,444	599,158	571,087

Income before income taxes	126,955	6,813	165,533	30,659
Income tax expense	33,133	896	39,545	4,587

Net income	$93,822	$5,917	$125,988	$26,072

Net income per share
Basic	$2.25	$0.14	$3.02	$0.63
Diluted	$2.24	$0.14	$3.01	$0.63

Weighted average number of shares and equivalent shares
Basic	41,762	41,600	41,685	41,531
Diluted	41,921	41,735	41,851	41,659

Net investment gains (losses)
Total other-than-temporary impairment losses on securities	$(34)	$(1,177)	$(271)	$(1,287)
Portion of losses recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary impairment losses on securities recognized in earnings	(34)	(1,177)	(271)	(1,287)
Sales and other, net	142,067	1,789	146,905	3,992
Change in fair value - equity securities	3,441	(1,156)	6,948	(6,342)
Change in fair value and gains realized on settlements - derivative instruments	859	1,279	168	2,718
Total	$146,333	$735	$153,750	$(919)

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Comprehensive income (loss)
Net income	$93,822	$5,917	$125,988	$26,072
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	(7,762)	(52,444)	106,136	(159,540)
Change in net funded status of benefit plans	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(15,041)
Other comprehensive income (loss)	(7,762)	(52,444)	106,136	(174,581)
Total	$86,060	$(46,527)	$232,124	$(148,509)

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock, $0.001 par value
Beginning balance	$66	$66	$66	$65
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	1
Ending balance	66	66	66	66

Additional paid-in capital
Beginning balance	474,336	466,277	475,109	464,246
Options exercised and conversion of common stock units and restricted stock units	344	2,384	(1,761)	2,259
Share-based compensation expense	1,673	1,991	3,005	4,147
Ending balance	476,353	470,652	476,353	470,652

Retained earnings
Beginning balance	1,236,621	1,254,394	1,216,582	1,231,177
Net income	93,822	5,917	125,988	26,072
Dividends, 2019, $0.2875, $0.5750 per share; 2018, $0.2850, $0.5700 per share	(12,114)	(12,006)	(24,241)	(23,985)
Cumulative effect of change in accounting principle	—	—	—	15,041
Ending balance	1,318,329	1,248,305	1,318,329	1,248,305

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	198,654	164,823	84,756	286,960
Change in net unrealized investment gains on fixed maturity securities	(7,762)	(52,444)	106,136	(159,540)
Change in net funded status of benefit plans	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(15,041)
Ending balance	190,892	112,379	190,892	112,379

Treasury stock, at cost
Beginning balance	(485,963)	(480,881)	(485,963)	(480,875)
Acquisition of shares	—	(80)	—	(86)
Ending balance	(485,963)	(480,961)	(485,963)	(480,961)

Shareholders’ equity at end of period	$1,499,677	$1,350,441	$1,499,677	$1,350,441

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows - operating activities
Premiums collected	$396,887	$392,103
Policyholder benefits paid	(275,437)	(272,769)
Policy acquisition and other operating expenses paid	(161,863)	(141,620)
Income taxes paid	(78)	(7,393)
Investment income collected	139,210	184,749
Interest expense paid	(6,440)	(6,190)
Other	5,557	2,429
Net cash provided by operating activities	97,836	151,309

Cash flows - investing activities
Fixed maturity securities
Purchases	(644,104)	(551,984)
Sales	501,739	190,023
Maturities, paydowns, calls and redemptions	342,998	383,090
Equity securities
Purchases	(5,282)	(6,028)
Sales and repayments	17,122	5,783
Limited partnership interests
Purchases	(29,357)	(33,031)
Sales	15,029	9,457
Change in short-term and other investments, net	(156,748)	(109,711)
Acquisition of business, net of cash acquired	(18,198)	—
Net cash provided by (used in) investing activities	23,199	(112,401)

Cash flows - financing activities
Dividends paid to shareholders	(23,630)	(23,320)
Acquisition of treasury stock	—	(86)
Proceeds from exercise of stock options	722	2,460
Withholding tax payments on RSUs tendered	(3,366)	(2,155)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	266,310	199,074
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(214,243)	(218,694)
Life policy accounts
Deposits	4,638	3,163
Withdrawals and surrenders	(1,733)	(2,525)
Change in deposit asset on reinsurance, net	(134,682)	—
Change in book overdrafts	(19,341)	3,795
Net cash used in financing activities	(125,325)	(38,288)

Net increase (decrease) in cash	(4,290)	620

Cash at beginning of period	11,906	7,627

Cash at end of period	$7,616	$8,247

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2019 and 2018
($ in thousands, except per share data and unless noted otherwise)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (HMEC; and together with its subsidiaries, the Company or Horace Mann) have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2019, the consolidated results of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the six month periods ended June 30, 2019 and 2018. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Investment Contract and Life Policy Reserves

The following table summarizes investment contract and life policy reserves.

($ in thousands)	June 30, 2019	December 31, 2018
Investment contract reserves	$4,605,272	$4,555,856
Life policy reserves	1,171,497	1,155,337
Total	$5,776,769	$5,711,193

Note 1 - Basis of Presentation (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) represents the accumulated change in shareholders’ equity from transactions and other events and circumstances from non-shareholder sources. For the Company, AOCI includes the after tax change in net unrealized investment gains (losses) on fixed maturity securities and the after tax change in net funded status of benefit plans for the periods as shown in the Consolidated Statements of Changes in Shareholders’ Equity. The following tables reconcile these components.

($ in thousands)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)
Beginning balance, April 1, 2019	$210,839	$(12,185)	$198,654
Other comprehensive income (loss) before reclassifications	107,163	—	107,163
Amounts reclassified from AOCI	(114,925)	—	(114,925)
Net current period other comprehensive income (loss)	(7,762)	—	(7,762)
Ending balance, June 30, 2019	$203,077	$(12,185)	$190,892

Beginning balance, January 1, 2019	$96,941	$(12,185)	$84,756
Other comprehensive income (loss) before reclassifications	227,466	—	227,466
Amounts reclassified from AOCI	(121,330)	—	(121,330)
Net current period other comprehensive income (loss)	106,136	—	106,136
Ending balance, June 30, 2019	$203,077	$(12,185)	$190,892
________________

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $145,474 thousand and $153,582 thousand, are included in net investment gains (losses) and the related income tax expenses, $30,549 thousand and $32,252 thousand, are included in income tax expense in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2019, respectively.

Note 1 - Basis of Presentation (Continued)

($ in thousands)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)(3)
Beginning balance, April 1, 2018,	$178,040	$(13,217)	$164,823
Other comprehensive income (loss) before reclassifications	(52,873)	—	(52,873)
Amounts reclassified from AOCI	429	—	429
Net current period other comprehensive income (loss)	(52,444)	—	(52,444)
Ending balance, June 30, 2018	$125,596	$(13,217)	$112,379

Beginning balance, January 1, 2018	$300,177	$(13,217)	$286,960
Other comprehensive income (loss) before reclassifications	(162,412)	—	(162,412)
Amounts reclassified from AOCI	2,872	—	2,872
Cumulative effect of change in accounting principle (3)	(15,041)	—	(15,041)
Net current period other comprehensive income (loss)	(174,581)	—	(174,581)
Ending balance, June 30, 2018	$125,596	$(13,217)	$112,379
________________

(1)	All amounts are net of tax.

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

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 3.

Adopted Accounting Standards

Accounting for Leases

Effective for the quarter ended March 31, 2019, the Company adopted guidance for leases and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings. Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance. The Company elected to apply all practical expedients in the guidance for transition for leases in effect at adoption, including using hindsight to determine the lease term of existing leases, the option to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. The adoption of the guidance resulted in the Company recognizing an initial $14,499 thousand lease liability equal to the present value of lease payments and an initial $13,908 thousand right-of-use (ROU) asset, which is the corresponding lease liability adjusted for qualifying accrued lease payments. The lease liability and ROU asset are reported in Other liabilities and Other assets on the Consolidated Balance Sheets. The impact of these changes at adoption had no impact on net income or shareholders' equity.

Simplifying the Test for Goodwill Impairment

Effective for the quarter ended June 30, 2019, the Company adopted guidance to simplify the accounting for goodwill impairment. Adoption of this guidance removed Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment is now the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Note 1 - Basis of Presentation (Continued)

Pending Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments, including reinsurance receivables, held by companies. The new guidance replaces the incurred loss impairment methodology for financial instruments other than available for sale debt securities and requires an organization to measure and recognize all current expected credit losses (CECL) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will need to utilize forward-looking information to better estimate their credit losses. Companies will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Any credit losses related to available for sale debt securities will be recorded through an allowance for credit losses with this allowance having a limit equal to the amount by which fair value is below amortized cost. The guidance also requires enhanced qualitative and quantitative disclosures to provide additional information about the amounts recorded in the financial statements.

This guidance is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the guidance will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance will have the most impact on the Company’s available for sale fixed maturity securities portfolio. However, as the Company’s fixed maturity securities portfolio is weighted towards higher rated bonds (97.1% investment grade, based on fair value, with an average quality rating of A+ at June 30, 2019), the Company does not expect that the effect of adoption will be material.

Accounting for Long-Duration Insurance Contracts

In August 2018, the FASB issued accounting and disclosure guidance that contains targeted improvements to the accounting for long-duration insurance contracts. Under the new guidance, the cash flow assumptions used to measure the liability for future policy benefits for traditional insurance contracts will be required to be updated at least annually with changes recognized as a benefit expense (i.e., assumptions will no longer be locked-in). Insurance entities will be required to use a standard discount rate to measure the liabilities that will be equivalent to the yield from a high-quality bond. The new guidance also changes the amortization of deferred acquisition costs (DAC) to be on a constant-level basis over the expected term of the related contracts with no interest accruing on the DAC balance. The new guidance also introduces a new category of contract features associated with deposit type contracts referred to as market risk benefits (MRBs). Contract features meeting the definition of a MRB will be measured at fair value. New disclosures will be required for long-duration insurance contracts in order to provide better transparency into the exposure of insurance entities and the drivers of their results. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those years. With regards to the liability for future policy benefits and DAC, the guidance applies to contracts in force as of the beginning of the earliest period presented and may be applied retrospectively. With regards to MRBs, the guidance is to be applied retrospectively at the beginning of the earliest period presented. Early adoption is permitted. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

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

On July 1, 2019, the Company completed its acquisition of all the equity interests in National Teachers Associates Life Insurance Company (NTA) pursuant to a Purchase Agreement (Agreement) dated as of December 10, 2018, by and among the Company and Ellard Family Holdings, Inc., Brian M. Ellard and The JCE Exempt Trust. The purchase price of the transaction was $425 million which includes $20 million representing NTA’s share of "adjusted earnings" (as determined in accordance with the terms of the Agreement) from July 1, 2018 to July 1, 2019. As a result of the acquisition, NTA became a wholly owned subsidiary of the Company. NTA provides supplemental insurance products, including heart and cancer, to the education market. NTA's results will be reported in a newly created operating segment titled "Supplemental".

Note 3 - Investments

Fixed Maturity Securities

The Company’s investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$550,059	$37,900	$1,201	$586,758
Other, including U.S. Treasury securities	546,396	20,574	533	566,437
Municipal bonds	1,472,794	127,700	801	1,599,693
Foreign government bonds	45,303	2,064	—	47,367
Corporate bonds	1,226,962	96,535	2,211	1,321,286
Other mortgage-backed securities	1,400,241	20,786	8,298	1,412,729
Totals	$5,241,755	$305,559	$13,044	$5,534,270

December 31, 2018
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$778,038	$22,724	$13,321	$787,441
Other, including U.S. Treasury securities	835,096	16,127	17,681	833,542
Municipal bonds	1,884,313	133,150	13,494	2,003,969
Foreign government bonds	83,343	2,321	760	84,904
Corporate bonds	2,054,105	64,296	38,891	2,079,510
Other mortgage-backed securities	1,739,016	10,467	23,531	1,725,952
Totals	$7,373,911	$249,085	$107,678	$7,515,318
________________

(1)
Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $370,182 thousand and $441,308 thousand; Federal Home Loan Mortgage Corporation (FHLMC) of $256,531 thousand and $417,308 thousand; and Government National Mortgage Association (GNMA) of $79,141 thousand and $96,466 thousand as of June 30, 2019 and December 31, 2018, respectively.

Note 3 - Investments (Continued)

The following table presents the fair value and gross unrealized losses of securities in an unrealized loss position at June 30, 2019 and December 31, 2018, respectively. The Company views the decrease in fair value of all of the securities with unrealized losses at June 30, 2019 -- which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of their amortized cost bases, and management expects to recover the entire amortized cost bases of the fixed maturity securities. Therefore, it was determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of June 30, 2019.

($ in thousands)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$10,504	$27	$44,564	$1,174	$55,068	$1,201
Other	11,463	32	37,575	501	49,038	533
Municipal bonds	16,900	93	34,031	708	50,931	801
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	27,858	518	32,997	1,693	60,855	2,211
Other mortgage-backed securities	391,170	3,895	277,694	4,403	668,864	8,298
Total	$457,895	$4,565	$426,861	$8,479	$884,756	$13,044

Number of positions with a gross unrealized loss	143		156		299
Fair value as a percentage of total fixed maturity securities fair value	8.3%		7.7%		16.0%

December 31, 2018
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$193,447	$5,026	$157,295	$8,295	$350,742	$13,321
Other	263,497	6,746	246,213	10,935	509,710	17,681
Municipal bonds	291,869	7,603	95,297	5,891	387,166	13,494
Foreign government bonds	16,250	760	—	—	16,250	760
Corporate bonds	818,519	27,429	99,171	11,462	917,690	38,891
Other mortgage-backed securities	913,858	16,076	291,442	7,455	1,205,300	23,531
Total	$2,497,440	$63,640	$889,418	$44,038	$3,386,858	$107,678

Number of positions with a gross unrealized loss	1,052		359		1,411
Fair value as a percentage of total fixed maturity securities fair value	33.2%		11.8%		45.0%

Fixed maturity securities with an investment grade rating represented 84.0% of the gross unrealized losses as of June 30, 2019. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below their amortized cost bases.

Note 3 - Investments (Continued)

Limited Partnership Interests

As of June 30, 2019 and December 31, 2018, the carrying value of equity method limited partnerships totaled $351,515 thousand and $328,516 thousand, respectively. Principal factors influencing carrying value appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of other-than-temporary impairment (OTTI) losses on fixed maturity securities held as of June 30, 2019 and 2018 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of OTTI losses were recognized in OCI:

($ in thousands)	Six Months Ended June 30,
	2019	2018
Cumulative credit loss (1)
Beginning of period	$1,529	$3,825
New credit losses	—	—
Increases to previously recognized credit losses	—	246
Losses related to securities sold or paid down during the period	—	—
End of period	$1,529	$4,071
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

($ in thousands)	Percent of Total Fair Value		June 30, 2019
	June 30, 2019	December 31, 2018	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	4.7%	4.8%	$258,331	$252,586
Due after 1 year through 5 years	26.7%	22.8%	1,478,291	1,439,296
Due after 5 years through 10 years	29.6%	32.8%	1,638,887	1,555,825
Due after 10 years through 20 years	25.6%	26.5%	1,414,857	1,316,715
Due after 20 years	13.4%	13.1%	743,904	677,333
Total	100.0%	100.0%	$5,534,270	$5,241,755

Average option-adjusted duration, in years	5.6	5.9

Note 3 - Investments (Continued)

Sales of Fixed Maturity and Equity Securities

Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019 (1)	2018	2019 (1)	2018
Fixed maturity securities
Proceeds received	$442,015	$100,129	$501,739	$190,023
Gross gains realized	147,774	2,352	148,316	4,022
Gross losses realized	(5,976)	(1,584)	(6,081)	(1,637)

Equity securities
Proceeds received	$1,633	$3,735	$17,122	$5,783
Gross gains realized	389	977	5,134	1,593
Gross losses realized	(166)	(147)	(510)	(181)

________________

(1)
Gross gains realized presented above include a $135.3 million realized investment gain associated with a transfer of investments to a reinsurer as consideration paid during the second quarter of 2019 in connection with the reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Notes 6 and 13 for further information.

Net Investment Gains (Losses)

The following table reconciles net investment gains (losses) pretax by transaction type:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Impairment write-downs	$—	$—	$—	$—
Change in intent write-downs	(34)	(1,177)	(271)	(1,287)
Net OTTI losses recognized in earnings	(34)	(1,177)	(271)	(1,287)
Sales and other, net	142,067	1,789	146,905	3,992
Change in fair value - equity securities	3,441	(1,156)	6,948	(6,342)
Change in fair value and gains (losses) realized on settlements - derivative instruments	859	1,279	168	2,718
Net investment gains (losses)	$146,333	$735	$153,750	$(919)

Note 3 - Investments (Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities

The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI, before the impact of DAC:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$245,319	$206,293	$111,712	$286,176
Change in net unrealized investment gains (losses) on fixed maturity securities	100,693	(61,724)	240,705	(129,009)
Reclassification of net investment (gains) losses on securities to net income	(114,925)	429	(121,330)	2,872
Cumulative effect of change in accounting principle (1)	—	—	—	(15,041)
End of period	$231,087	$144,998	$231,087	$144,998

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

The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the	Net Amounts of Assets/ Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2019
Asset derivatives:
Free-standing derivatives	$8,753	$—	$8,753	$—	$8,663	$90

December 31, 2018
Asset derivatives:
Free-standing derivatives	$2,647	$—	$2,647	$—	$1,868	$779

Note 3 - Investments (Continued)

Deposits

At June 30, 2019 and December 31, 2018, fixed maturity securities with a fair value of $18,073 thousand and $17,695 thousand, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at June 30, 2019 and December 31, 2018, fixed maturity securities with a fair value of $787,421 thousand and $740,016 thousand, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $725,000 thousand at June 30, 2019 and $675,000 thousand at December 31, 2018. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at each reporting date is included in Note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Note 4 - Fair Value of Financial Instruments (Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At June 30, 2019, Level 3 invested assets comprised 4.0% of the Company’s total investment portfolio at fair value.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2019
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$586,758	$586,758	$—	$584,070	$2,688
Other, including U.S. Treasury securities	566,437	566,437	16,288	550,149	—
Municipal bonds	1,599,693	1,599,693	—	1,552,709	46,984
Foreign government bonds	47,367	47,367	—	47,367	—
Corporate bonds	1,321,286	1,321,286	13,997	1,228,067	79,222
Other mortgage-backed securities	1,412,729	1,412,729	—	1,286,979	125,750
Total fixed maturity securities	5,534,270	5,534,270	30,285	5,249,341	254,644
Equity securities	100,143	100,143	57,530	42,544	69
Short-term investments	247,872	247,872	246,872	1,000	—
Other investments	24,503	24,503	—	24,503	—
Totals	$5,906,788	$5,906,788	$334,687	$5,317,388	$254,713
Separate Account (variable annuity) assets (1)	$2,310,886	$2,310,886	$2,310,886	$—	$—
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$940	$940	$—	$940	$—
Other policyholder funds, embedded derivatives	$85,961	$85,961	$—	$—	$85,961

December 31, 2018
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$787,441	$787,441	$—	$784,224	$3,217
Other, including U.S. Treasury securities	833,542	833,542	13,291	820,251	—
Municipal bonds	2,003,969	2,003,969	—	1,956,438	47,531
Foreign government bonds	84,904	84,904	—	84,904	—
Corporate bonds	2,079,510	2,079,510	12,281	1,986,487	80,742
Other mortgage-backed securities	1,725,952	1,725,952	—	1,608,958	116,994
Total fixed maturity securities	7,515,318	7,515,318	25,572	7,241,262	248,484
Equity securities	111,750	111,750	64,330	47,415	5
Short-term investments	122,222	122,222	117,296	4,926	—
Other investments	16,147	16,147	—	16,147	—
Totals	$7,765,437	$7,765,437	$207,198	$7,309,750	$248,489
Separate Account (variable annuity) assets (1)	$2,001,128	$2,001,128	$2,001,128	$—	$—
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$248	$248	$—	$248	$—
Other policyholder funds, embedded derivatives	$78,700	$78,700	$—	$—	$78,700

________________
(1)    Separate Account (variable annuity) liabilities are equal to the estimated fair value of the Separate Account (variable annuity) assets.

Note 4 - Fair Value of Financial Instruments (Continued)

During the six month periods ended June 30, 2019 and 2018, there were no transfers between Level 1 and Level 2. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

($ in thousands)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, April 1, 2019	$47,756	$82,482	$135,790	$266,028	$5	$266,033	$84,629
Transfers into Level 3 (3)	—	2,808	—	2,808	64	2,872	—
Transfers out of Level 3 (3)	—	(4,876)	—	(4,876)	—	(4,876)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	371
Net unrealized investment gains (losses) included in OCI	(537)	1,961	2,807	4,231	—	4,231	—
Purchases	—	1,566	—	1,566	—	1,566	—
Issuances	—	—	—	—	—	—	2,431
Sales	—	—	(607)	(607)	—	(607)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(235)	(4,719)	(9,552)	(14,506)	—	(14,506)	(1,470)
Ending balance, June 30, 2019	$46,984	$79,222	$128,438	$254,644	$69	$254,713	$85,961

Beginning balance, January 1, 2019	$47,531	$80,742	$120,211	$248,484	$5	$248,489	$78,700
Transfers into Level 3 (3)	—	5,882	21,934	27,816	64	27,880	—
Transfers out of Level 3 (3)	—	(4,876)	—	(4,876)	—	(4,876)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	4,705
Net unrealized investment gains (losses) included in OCI	(193)	4,510	2,655	6,972	—	6,972	—
Purchases	—	1,566	—	1,566	—	1,566	—
Issuances	—	—	—	—	—	—	5,449
Sales	—	—	(607)	(607)	—	(607)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(354)	(8,602)	(15,755)	(24,711)	—	(24,711)	(2,893)
Ending balance, June 30, 2019	$46,984	$79,222	$128,438	$254,644	$69	$254,713	$85,961
________________

(1)	Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three and six month periods ended June 30, 2019 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Note 4 - Fair Value of Financial Instruments (Continued)

($ in thousands)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, April 1, 2018	$49,748	$78,780	$115,334	$243,862	$6	$243,868	$78,486
Transfers into Level 3 (3)	—	29,709	18,322	48,031	—	48,031	—
Transfers out of Level 3 (3)	—	(11,279)	(4,230)	(15,509)	—	(15,509)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	(246)	—	(246)	—	(246)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(1,291)
Net unrealized investment gains (losses) included in OCI	397	(700)	1,659	1,356	—	1,356	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	2,107
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(224)	(3,601)	(2,024)	(5,849)	—	(5,849)	(1,514)
Ending balance, June 30, 2018	$49,921	$92,663	$129,061	$271,645	$6	$271,651	$77,788

Beginning balance, January 1, 2018	$49,328	$72,979	$107,944	$230,251	$6	$230,257	$80,733
Transfers into Level 3 (3)	—	40,487	33,144	73,631	—	73,631	—
Transfers out of Level 3 (3)	—	(11,279)	(4,230)	(15,509)	—	(15,509)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	(246)	—	(246)	3	(243)	—
Net (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(3,513)
Net unrealized investment gains (losses) included in OCI	840	(1,587)	637	(110)	—	(110)	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	3,439
Sales	—	—	—	—	(3)	(3)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(247)	(7,691)	(8,434)	(16,372)	—	(16,372)	(2,871)
Ending balance, June 30, 2018	$49,921	$92,663	$129,061	$271,645	$6	$271,651	$77,788
________________

(1)	Represents embedded derivatives, all related to the Company’s fixed indexed annuity products, reported in Other policyholder funds in the Company’s Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three and six month periods ended June 30, 2018 were attributable to changes in the availability of observable market information for individual fixed maturity securities . The Company’s policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the six month period ended June 30, 2019, the Company had no net losses on Level 3 securities. For the six month period ended June 30, 2018, the Company had a realized net loss on two Level 3 securities of $243 thousand. For the three and six month periods ended June 30, 2019, net investment losses of $371 thousand and $4,705 thousand were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three and six month periods ended June 30, 2018, the respective gain amounts were $1,291 thousand and $3,513 thousand.

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

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2019
Financial Assets
Investments
Other investments	$161,313	$166,023	$—	$—	$166,023
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,605,272	4,529,317	—	—	4,529,317
Investment contract and life policy reserves, account values on life contracts	90,239	93,366	—	—	93,366
Other policyholder funds	735,919	735,919	—	676,460	59,459
Long-term debt	297,881	315,938	—	315,938	—

December 31, 2018
Financial Assets
Investments
Other investments	$156,725	$161,449	$—	$—	$161,449
Financial Liabilities
Investment contract and life policy reserves, fixed annuity contracts	4,555,849	4,478,338	—	—	4,478,338
Investment contract and life policy reserves, account values on life contracts	87,229	90,402	—	—	90,402
Other policyholder funds	689,287	689,287	—	626,325	62,962
Long-term debt	297,740	291,938	—	291,938	—

Note 5 - Derivative Instruments

The Company offers fixed indexed annuity (FIA) products, which are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index. The Company also offers indexed universal life (IUL) products which credit interest based on a percentage of the gain in a specified market index. When deposits are received for FIA and IUL contracts, a portion is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to FIA and IUL policyholders. For the Company, substantially all such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with changes in fair value included in Net investment gains (losses), a component of revenues, in the Consolidated Statements of Operations.

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

The Company carries all derivative instruments at fair value in the Consolidated Balance Sheets. The Company elected to not use hedge accounting for derivative transactions related to the FIA and IUL products. As a result, the Company recognizes the purchased call options and the embedded derivatives related to the provision of a contingent return at fair value, with changes in the fair value recognized immediately as Net investment gains (losses) in the Consolidated Statements of Operations. The fair values of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, are presented in the Consolidated Balance Sheets as follows:

($ in thousands)	June 30, 2019	December 31, 2018
Assets
Derivative instruments, included in Short-term and other investments	$8,753	$2,647

Liabilities
FIA - embedded derivatives, included in Other policyholder funds	$85,961	$78,700
IUL - embedded derivatives, included in Investment contract and life policy reserves	940	248

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Change in fair value of derivatives:(1)
Revenues
Net investment gains (losses)	$1,375	$(2)	$5,429	$(851)

Change in fair value of embedded derivatives:
Revenues
Net investment gains (losses)	$(516)	$1,281	$(5,261)	$3,569
________________

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

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

The notional amount and fair value of call options by counterparty and each counterparty’s long-term credit ratings were as follows:

($ in thousands)	June 30, 2019				December 31, 2018
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value
Bank of America, N.A.	A+	Aa2	$156,800	$3,560	$144,500	$870
Barclays Bank PLC	A	A2	72,500	1,696	28,500	247
Citigroup Inc.	BBB+	A3	—	—	—	—
Credit Suisse International	A+	A1	16,100	295	16,100	55
Societe Generale	A		55,000	3,202	89,100	1,475

Total			$300,400	$8,753	$278,200	$2,647

As of June 30, 2019 and December 31, 2018, the Company held $8,663 thousand and $1,868 thousand, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 thousand per counterparty.

Note 6 - Deposit Asset on Reinsurance

In the second quarter of 2019, the Company reinsured a $2.9 billion block of in force fixed and variable annuity business with a minimum crediting rate of 4.5%. This represented approximately 50% of the Company’s in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet the Company’s risk management objectives.

The annuity reinsurance transaction was effective April 1, 2019. Under the agreement, approximately $2.2 billion of fixed annuity reserves were reinsured on a coinsurance basis for consideration of approximately $2.3 billion which resulted in recognition of an after tax realized investment gain of $106.9 million. The separate account assets and liabilities of approximately $0.7 billion were reinsured on a modified coinsurance basis and thus, remain on the Company’s consolidated financial statements, but the related results of operations are fully reinsured.

The Company determined that the reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk. Therefore, the Company recognizes the reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance. As amounts are received or paid, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income.

Note 7 - Property and Casualty Unpaid Claims and Claim Expenses

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Property and Casualty
Beginning gross reserves (1)	$359,701	$331,255	$367,180	$319,182
Less: reinsurance recoverables	78,328	62,917	89,725	57,409
Net reserves, beginning of period (2)	281,373	268,338	277,455	261,773
Incurred claims and claim expenses:
Claims occurring in the current period	134,411	147,005	253,178	267,993
Decrease in estimated reserves for claims occurring in prior periods (3)	(2,000)	—	(4,000)	(300)
Total claims and claim expenses incurred (4)	132,411	147,005	249,178	267,693
Claims and claim expense payments for claims occurring during:
Current period	83,755	80,403	129,469	127,451
Prior periods	39,512	45,006	106,647	112,081
Total claims and claim expense payments	123,267	125,409	236,116	239,532
Net reserves, end of period (2)	290,517	289,934	290,517	289,934
Plus: reinsurance recoverables	77,345	62,883	77,345	62,883
Ending gross reserves (1)	$367,862	$352,817	$367,862	$352,817
________________

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Life and Retirement of $30,477 thousand and $27,016 thousand as of June 30, 2019 and 2018, respectively, in addition to Property and Casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Life and Retirement of $20,281 thousand and $42,898 thousand for the three and six month periods ended June 30, 2019, respectively, in addition to Property and Casualty amounts. Benefits, claims and settlement expenses for Life and Retirement were $21,273 thousand and $44,147 thousand for the three and six month periods ended June 30, 2018, respectively.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $4.0 million and $0.3 million for the six month periods ended June 30, 2019 and 2018, respectively. The favorable development for the six month period ended June 30, 2019 was the result of favorable loss trends in auto and homeowners loss emergence for accident years 2018 and prior. The favorable development for the six month period ended June 30, 2018 was predominately the result of favorable loss trends in homeowners emergence for accident years 2017 and prior.

Note 8 - Debt

Indebtedness outstanding was as follows:

($ in thousands)	June 30, 2019	December 31, 2018
Short-term debt:
Bank Credit Facility, expires June 21, 2024	$—	$—

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250,000 thousand less unaccrued discount of $458 and $488 thousand (4.5% imputed rate) and unamortized debt issuance costs of $1,661 thousand and $1,772 thousand	247,881	247,740
FHLB borrowing	50,000	50,000
Total	$297,881	$297,740

The 4.50% Senior Notes due 2025 (Senior Notes due 2025) and the FHLB borrowing are described in Note 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Credit Agreement with Financial Institutions (Bank Credit Facility)

On June 21, 2019, the Company, as borrower, replaced its current line of credit with a new five-year Credit Agreement (Bank Credit Facility). The new Bank Credit Facility increased the amount available on this senior revolving credit facility to $225 million from $150 million. PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A. served as joint leads on the new agreement, with The Northern Trust Company, U.S. Bank National Association, KeyBank National Association, Comerica Bank and Illinois National Bank participating in the syndicate. Terms and conditions of the new Bank Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points.

On July 1, 2019, the Company utilized the senior revolving credit facility to partially fund the acquisition of NTA. As of August 1, 2019, the amount outstanding on the senior revolving credit facility was $135 million. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at June 30, 2019.

Note 9 - Reinsurance

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

($ in thousands)	Gross Amount	Ceded to Other Companies (1)	Assumed from Other Companies	Net Amount
Three months ended June 30, 2019
Premiums written and contract deposits (2)	$314,897	$6,028	$2,822	$311,691
Premiums and contract charges earned	213,415	8,155	2,836	208,096
Benefits, claims and settlement expenses	153,436	2,797	2,053	152,692

Three months ended June 30, 2018
Premiums written and contract deposits (2)	$305,864	$5,483	$1,341	$301,722
Premiums and contract charges earned	209,892	5,505	1,223	205,610
Benefits, claims and settlement expenses	170,459	3,330	1,149	168,278

Six months ended June 30, 2019
Premiums written and contract deposits (2)	$613,990	$11,876	$4,971	$607,085
Premiums and contract charges earned	426,671	13,977	5,187	417,881
Benefits, claims and settlement expenses	295,488	7,089	3,677	292,076

Six months ended June 30, 2018
Premiums written and contract deposits (2)	$594,680	$10,997	$2,047	$585,730
Premiums and contract charges earned	417,629	11,033	2,012	408,608
Benefits, claims and settlement expenses	322,427	12,344	1,757	311,840

________________

(1)	Excludes the annuity reinsurance agreement accounted for under the deposit method that is discussed in Note 6.

(2)
This measure is not based on accounting principles generally accepted in the U.S. (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

Note 10 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Unfunded commitments to purchase investments were $157.4 million and $145.4 million at June 30, 2019 and December 31, 2018, respectively.

Note 11 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: Property and Casualty, primarily personal lines automobile and property insurance products; Retirement, primarily tax-qualified fixed and variable annuities; and Life, life insurance. The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable. Summarized financial information for these segments is as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Insurance premiums and contract charges earned
Property and Casualty	$171,303	$167,333	$342,143	$332,791
Retirement	6,931	7,825	15,509	15,893
Life	29,862	30,452	60,229	59,924
Total	$208,096	$205,610	$417,881	$408,608

Net investment income
Property and Casualty	$12,643	$10,300	$22,861	$19,816
Retirement	62,684	67,787	127,423	131,956
Life	18,324	19,166	36,376	37,506
Corporate and Other	(14)	42	(37)	78
Intersegment eliminations	(179)	(194)	(365)	(391)
Total	$93,458	$97,101	$186,258	$188,965

Net income (loss)
Property and Casualty	$5,101	$(10,896)	$20,153	$(1,174)
Retirement	(25,045)	14,141	(12,894)	25,562
Life	5,239	5,879	8,516	9,666
Corporate and Other	108,527	(3,207)	110,213	(7,982)
Total	$93,822	$5,917	$125,988	$26,072

($ in thousands)	June 30, 2019	December 31, 2018
Assets
Property and Casualty	$1,281,344	$1,236,362
Retirement	8,493,089	7,866,969
Life	1,911,569	1,821,351
Corporate and Other	145,022	149,014
Intersegment eliminations	(51,617)	(41,800)
Total	$11,779,407	$11,031,896

Note 12 - Operating Leases

The Company has various operating lease agreements, primarily for real estate (claims and marketing offices in a few states) as well as for computer equipment and copier machines. Such leases have remaining lease terms of 1 years to 6 years, some of which may include options to extend the leases for up to 10 years.
The components of lease expense were as follows:

($ in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$791	$1,600
Short-term lease cost	27	51
Total lease cost	$818	$1,651

Supplemental cash flow information related to operating leases was as follows:

($ in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$575	$1,341

Supplemental balance sheet information related to operating leases was as follows:

($ in thousands, except lease term and discount rate)	June 30, 2019
Assets
Right of use assets, included in Other assets	$12,692

Liabilities
Operating lease liabilities, included in Other liabilities	$13,429

Weighted Average Remaining Lease Term	5.00

Weighted Average Discount Rate	4.10%

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019 were as follows:

($ in thousands)
Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$1,448
2020	3,108
2021	3,028
2022	2,943
2023	2,246
Thereafter	2,111
Total future minimum lease payments	14,884
Less imputed interest	(1,455)
Total	$13,429

As of June 30, 2019, the Company has no additional operating leases that have not yet commenced.

Note 13 - Supplemental Cash Flow Information

Non-cash investing activities include $2.1 billion of investments and policy loans transferred to a reinsurer as consideration paid during the second quarter of 2019 in connection with the Company’s reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Note 6 for further information.

Non-cash investing activities in respect to modifications or exchanges of fixed maturity securities was insignificant for the six months ended June 30, 2019 and 2018, respectively.

Note 14 - Goodwill

The Company conducts impairment testing for goodwill at least annually, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. See Note 1 in the Company's Annual Report on Form 10-K for the year ended 2018 for further description of impairment testing.
The annuity reinsurance transaction described in Note 6 triggered the requirement to evaluate the goodwill associated with the annuity business of the Retirement segment. For the evaluation, the fair value of the Retirement segment was measured using a discounted cash flow method. The carrying value exceeded the fair value, resulting in a $28,025 thousand non-cash impairment charge during the quarter ended June 30, 2019 which represented the entire balance of the goodwill associated with the annuity business of the Retirement segment. The impairment charge was reported as Other expense in the Consolidated Statement of Operations.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the U.S. (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) in the Appendix to the Company's Second Quarter 2019 Investor Supplement.

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation (HMEC; and together with its subsidiaries, the Company or Horace Mann) is an insurance holding company. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company’s business. See Item 1A in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding risks and uncertainties.

Introduction

The purpose of this MD&A is to provide an understanding of the Company’s consolidated results of operations and financial condition. This MD&A should be read in conjunction with Item 1 of this report.

HMEC is an insurance holding company. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty insurance, retirement products, including annuities, and life insurance in the U.S. The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.

This MD&A begins with the Company’s consolidated financial highlights followed by consolidated results of operations, an outlook for future performance, details about critical accounting estimates and the results of operations by segment.

Consolidated Financial Highlights

($ in millions)	Three Months Ended June 30,		2019-2018	Six Months Ended June 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Total revenues	$451.5	$306.2	47.5%	$764.7	$601.7	27.1%
Net income	93.8	5.9	N.M.	126.0	26.1	N.M.
Per diluted share:
Net income	$2.24	$0.14	N.M.	$3.01	$0.63	N.M.
Net investment gains (losses), after tax	2.74	0.01	N.M.	2.88	(0.01)	N.M.
Book value per share				$36.41	$32.93	10.6%
Net income return on equity - last twelve months				8.6%	12.7%
Net income return on equity - annualized				18.1%	3.7%
___________________
N.M. - The Company defines increases or decreases greater than or equal to 150% as "N.M." or not meaningful.

Net Income

For the three and six month periods ended June 30, 2019, the Company's net income increased $87.9 million and $99.9 million, respectively, compared to the prior year periods primarily due to recognition of a $106.9 million after tax realized investment gain in the three month period ended June 30, 2019. The gain was associated with the transfer of investments as consideration in connection with the reinsurance of approximately 50% of the Company's fixed annuity account balances effective April 1, 2019. The impact from the realized investment gain was partially offset by a $28.0 million goodwill impairment charge. See Item 1, Note 6 and Note 14 of the Consolidated Financial Statements for more information regarding the annuity reinsurance transaction and the goodwill impairment charge.

Net income (loss) by segment is as follows:

($ in millions)	Three Months Ended June 30,		2019-2018	Six Months Ended June 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Analysis of net income (loss) by segment:
Property and Casualty	$5.1	$(10.9)	146.8%	$20.1	$(1.2)	N.M.
Retirement	(25.0)	14.1	N.M.	(12.8)	25.5	N.M.
Life	5.2	5.9	-11.9%	8.5	9.7	-12.4%
Corporate and Other	108.5	(3.2)	N.M.	110.2	(7.9)	N.M.
Net income	$93.8	$5.9	N.M.	$126.0	$26.1	N.M.
___________________
N.M. - Not meaningful.

The net loss for the Retirement segment in the three month period ended June 30, 2019 is primarily due to the $28.0 million goodwill impairment which was triggered by the annuity reinsurance transaction.

The aforementioned $106.9 million after tax realized investment gain recognized in the three month period ended June 30, 2019 associated with the annuity reinsurance transaction is reported in the results for the Corporate and Other segment.

Consolidated Results of Operations

($ in millions)	Three Months Ended June 30,		2019-2018	Six Months Ended June 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Insurance premiums and contract charges earned	$208.1	$205.6	1.2%	$417.9	$408.6	2.3%
Net investment income	93.5	97.1	-3.7%	186.3	189.0	-1.4%
Net investment gains (losses)	146.3	0.7	N.M.	153.7	(1.0)	N.M.
Other income	3.6	2.8	28.6%	6.8	5.1	33.3%
Total revenues	451.5	306.2	47.5%	764.7	601.7	27.1%

Benefits, claims and settlement expenses	152.7	168.3	-9.3%	292.1	311.9	-6.3%
Interest credited	53.6	51.1	4.9%	106.5	101.1	5.3%
DAC amortization expense	31.6	26.5	19.2%	56.6	53.2	6.4%
Operating expenses	55.3	50.2	10.2%	109.3	98.4	11.1%
Interest expense	3.3	3.3	—%	6.6	6.5	1.5%
Other expense	28.0	—	N.M.	28.0	—	N.M.
Total benefits, losses and expenses	324.5	299.4	8.4%	599.1	571.1	4.9%

Income before income taxes	127.0	6.8	N.M.	165.6	30.6	N.M.
Income tax expense	33.2	0.9	N.M.	39.6	4.5	N.M.
Net income	$93.8	$5.9	N.M.	$126.0	$26.1	N.M.
___________________
N.M. - Not meaningful.

Insurance Premiums and Contract Charges Earned

For the three and six month periods ended June 30, 2019, insurance premiums and contract charges earned increased $2.5 million and $9.3 million, respectively, compared to the prior year periods, primarily due to increases in average premium per policy for both automobile and property.

Net Investment Income

Excluding accreted net investment income on the deposit asset on reinsurance, net investment income for the three and six month periods ended June 30, 2019 declined primarily because invested assets decreased 22.2% from December 31, 2018 due to assets transferred under the annuity reinsurance transaction as well as lower than expected new money rates and prepayments that were partially offset by stronger returns on alternative investments. Investment yields continue to be impacted by the low interest rate environment of recent years. Annualized investment portfolio yield is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pretax yield	5.1%	5.3%	5.1%	5.1%
After tax yield	4.1%	4.2%	4.1%	4.1%

During the six month period ended June 30, 2019, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with the Company's overall conservative investment guidelines.

Net Investment Gains (Losses) - Pretax

For the three and six month periods ended June 30, 2019, net investment gains increased $145.6 million and $154.7 million, respectively, compared to the prior year periods as a result of a realized investment gain of $135.3 million recognized during the three month period ended June 30, 2019 in connection with the transfer of investments related to the aforementioned annuity reinsurance transaction. The breakdown of net investment gains (losses) by transaction type is shown in the following table:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
OTTI losses recognized in earnings	$—	$(1.2)	$(0.3)	$(1.3)
Sales and other, net	142.1	1.8	146.9	4.0
Change in fair value - equity securities	3.4	(1.2)	6.9	(6.4)
Change in fair value and gains (losses) realized on settlements - derivative instruments	0.8	1.3	0.2	2.7
Net investment gains (losses)	$146.3	$0.7	$153.7	$(1.0)

The Company, from time to time, sells securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company's intent to sell an invested asset.

Other Income

For the three and six month periods ended June 30, 2019, other income increased compared to the prior year periods primarily due to inclusion of BCG brokerage fees.

Benefits, Claims and Settlement Expenses

For the three and six month periods ended June 30, 2019, benefits, claims and settlement expenses decreased $15.6 million and $19.8 million, respectively, compared to the prior year periods, driven by improved automobile and property loss ratios.

Interest Credited

For the three and six month periods ended June 30, 2019, the increase in Retirement interest credited reflected higher interest costs on Federal Home Loan Bank (FHLB) funding agreements as well as a 2.3% increase in average accumulated fixed deposits. Under the deposit method of accounting, the interest credited on the annuity reinsured block continues to be reported. The average deferred annuity credited rate was 2.5% at June 30, 2019, excluding the reinsured block, and 3.6% at June 30, 2018.

DAC Amortization Expense

For the three month period ended June 30, 2019, DAC amortization expense increased $5.1 million compared to the prior year period due to $5.1 million of accelerated amortization of the DAC asset associated with the reinsured annuity block. For the six month period ended June 30, 2019, DAC amortization increased $3.4 million compared to the prior year period due to the aforementioned DAC accelerated amortization partially offset by $3.2 million of favorable DAC unlocking in Retirement due to market performance. For Life, DAC unlocking resulted in an immaterial change to amortization for the three and six month periods ended June 30, 2019.

Operating Expenses

For the three and six month periods ended June 30, 2019, increases in operating expenses were consistent with management's expectations as the current periods include $2.8 million and $5.6 million, respectively, of expenses pertaining to BCG and the prior year periods benefited from a $2.2 million legal expense recovery.

The Property and Casualty expense ratio of 26.9% for the six month period ended June 30, 2019 was 0.5 points above the prior year period primarily due to the legal expense recovery noted above.

Interest Expense

For the three and six month periods ended June 30, 2019, interest expense was comparable to June 30, 2018.

Other Expense

For the three and six month periods ended June 30, 2019, other expense represents the aforementioned goodwill impairment in Retirement.

Income Tax Expense

The effective income tax rate on the Company's pretax income, including net investment gains (losses), was 23.9% and 15.0% for the six month periods ended June 30, 2019 and 2018, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 1.4 and 4.8 percentage points for the six month periods ended June 30, 2019 and 2018, respectively. The goodwill impairment charge in the Retirement segment increased the effective income tax rate by 3.5 percentage points at June 30, 2019.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At June 30, 2019, the Company's federal income tax returns for years prior to 2014 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company's financial position or results of operations.

Outlook for 2019

At the time of this Quarterly Report on Form 10-Q, management estimates that 2019 full year core earnings* will be within a range of $2.05 to $2.25 per diluted share, generating a core return on equity* of between 7.0% and 7.5%. This projection also reflects an overall effective tax rate of between 16% and 18%.

Within Property and Casualty, planned premium rate increases, as well as continued underwriting initiatives, are expected to improve the underlying automobile loss ratio* by about 3.0 to 3.5 points and the underlying property loss ratio* by around 3 points. For 2019, management increased the estimate used for catastrophe costs by 20% to be between $45 million and $55 million or 7.0 to 7.5 points. The expense ratio is expected to be consistent with 2018 and is expected to remain around 27%.

Net income for Retirement will decrease as a result of the recent annuity reinsurance transaction and redeployment of capital to the new Supplemental segment. Net investment income for Retirement will decline due to the lower investment levels and the new money rates are anticipated to remain below the average portfolio earned rate. In addition, expense levels will rise over prior year, offset by increases in fee income and other income due to the inclusion of BCG. As a result, net income for Retirement is anticipated to be in the range of $25 million to $27 million for the full year 2019.

Life net income is anticipated to decline 15% over prior year due to the decrease in net investment income noted above accompanied by a modest increase in mortality costs.

Net income for the new Supplemental segment is anticipated to be in the range of $12 million to $14 million for the second half of 2019, partially offset by additional interest expense of $2 million in Corporate and Other.

As described in Critical Accounting Estimates, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's estimates above. Additionally, see Forward-looking Information and Item 1A in this Quarterly Report on Form 10-Q and Items 1 and 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 concerning other important factors that could impact actual results. Management believes that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders' equity, net income and cash flows. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's consolidated financial statements, which include related disclosures. For the Company, areas most subject to significant management judgments include:

•	Valuation of fixed maturity securities, including evaluation of other-than-temporary impairments

•	Evaluation of goodwill for impairment

•	Valuation of life and annuity deferred policy acquisition costs

•	Valuation of liabilities for property and casualty unpaid claims and claim expenses

•	Valuation of investment contract and life policy reserves

Compared to December 31, 2018, at June 30, 2019, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, discussion of accounting policies, including certain sensitivity information, was presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates in that Form 10-K.

Results of Operations by Segment

Consolidated financial results primarily reflect the operating results of three operating segments as well as the corporate and other line. These reporting segments are defined based on financial information management uses to evaluate performance and to determine the allocation of assets.

•	Property and Casualty

•	Retirement

•	Life

•	Corporate and Other

The calculations of segment data are described in more detail in Item 1, Note 14 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The following sections provide analysis and discussion of results of operations for each of the reporting segments as well as investment results.

Property and Casualty

The following table provides certain financial information for the Property and Casualty segment for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2019-2018		Six Months Ended June 30,		2019-2018
	2019	2018	Change %		2019	2018	Change %
Financial Data:
Premiums written*:
Automobile	$114.6	$114.6	—%		$231.4	$229.5	0.8%
Property and other	59.7	58.4	2.2%		104.6	102.9	1.7%
Total premiums written	174.3	173.0	0.8%		336.0	332.4	1.1%
Change in unearned insurance premiums	(3.0)	(5.7)			6.1	0.4
Total insurance premiums earned	171.3	167.3	2.4%		342.1	332.8	2.8%
Incurred claims and claims expenses:
Claims occurring in the current year	134.4	147.0	-8.6%		253.2	268.0	-5.5%
Prior years' reserve development	2.0	—	N.M.		4.0	0.3	N.M.
Total claims and claim expenses incurred	132.4	147.0	-9.9%		249.2	267.7	-6.9%
Operating expenses, including DAC amortization	45.4	44.8	1.3%		91.9	87.9	4.6%
Underwriting gain (loss)	(6.5)	(24.5)	73.5%		1.0	(22.8)	104.4%
Net investment income	12.7	10.3	23.3%		22.9	19.8	15.7%
Income (loss) before income taxes	6.6	(13.7)	148.2%		24.4	(2.5)	N.M.
Net income (loss)/core earnings*	5.1	(10.9)	146.8%		20.1	(1.2)	N.M.

Operating Statistics:
Automobile
Loss and loss adjustment expense ratio	73.8%	82.0%	-8.2	pts	72.3%	79.1%	-6.8	pts
Expense ratio	26.6%	26.9%	-0.3	pts	26.9%	26.3%	0.6	pts
Combined ratio:	100.4%	108.9%	-8.5	pts	99.2%	105.4%	-6.2	pts
Prior years' reserve development	-0.9%	—%	-0.9	pts	-0.9%	—%	-0.9	pts
Catastrophes	1.9%	3.3%	-1.4	pts	1.3%	2.0%	-0.7	pts
Underlying combined ratio*	99.4%	105.6%	-6.2	pts	98.8%	103.4%	-4.6	pts
Property
Loss and loss adjustment expense ratio	84.8%	100.4%	-15.6	pts	73.9%	83.3%	-9.4	pts
Expense ratio	26.6%	26.7%	-0.1	pts	27.1%	26.9%	0.2	pts
Combined ratio:	111.4%	127.1%	-15.7	pts	101.0%	110.2%	-9.2	pts
Prior years' reserve development	-1.8%	—%	-1.8	pts	-1.9%	-0.3%	-1.6	pts
Catastrophes	36.8%	43.3%	-6.5	pts	27.6%	30.3%	-2.7	pts
Underlying combined ratio*	76.4%	83.8%	-7.4	pts	75.3%	80.2%	-4.9	pts

Policies in force (in thousands)
Automobile (1)					448	471	-4.9%
Property					198	203	-2.5%
Total					646	674	-4.2%
___________________
N.M. - Not meaningful.
(1)    June 30, 2019 includes assumed policies in force of 4.

For the three and six month periods ended June 30, 2019, core earnings* increased $16.0 million and $21.3 million, respectively, compared to the prior year periods. These reflect 7.1 points of improvement in the Property and Casualty combined ratio year to date due to improved underwriting results, lower catastrophe losses and favorable prior years' reserve development.

On a reported basis, the improvement in the automobile combined ratio for the six month period ended June 30, 2019 was mainly attributed to 5.2 points of improvement in the underlying loss ratio* due to rate actions combined with continued stabilization in auto loss trends. The reported property combined ratio improved for the six month period ended June 30, 2019, reflecting an improvement in the underlying loss ratio of 5.1 points as well as a 2.7 point improvement due to lower catastrophe losses.

Rate actions were the primary factor for the slight increase in total premiums written* for the three and six month periods ended June 30, 2019 compared to the prior year periods. For 2019, the Company's full year rate plan anticipates low-single digit average rate increases (including states with no rate actions) for both automobile and property; average approved rate changes during the first six months of 2019 were 5.3% for automobile and 4.6% for property.

Automobile premiums written* was comparable to the three and six month periods ended June 30, 2018. In the first six months of 2019, the average written premium per policy and average earned premium per policy increased 5.8% and 6.2%, respectively, compared to the prior year period. For automobile, the number of educator policies has been stable relative to overall automobile policies as educators represented 85.3%, 85.4% and 85.4% of the automobile policies in force as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively. Based on policies in force, the automobile 12 month retention rate for new and renewal policies was 81.3% compared to 82.6% at June 30, 2019 and 2018, respectively, with the decrease due to recent rate and underwriting actions.

Property and other premiums written* increased slightly compared to the three and six month periods ended June 30, 2018. While the number of property policies in force has declined, the average written premium per policy and average earned premium per policy increased 5.2% and 4.3%, respectively, in the first six months of 2019 compared to the prior year period. For property, the number of educator policies has been stable relative to overall property policies as educators represented 82.5%, 82.4% and 82.4% of the property policies in force as of June 30, 2019, December 31, 2018, and June 30, 2018, respectively. The property 12 month new and renewal policy retention rate was 87.7% and 88.0% at June 30, 2019 and 2018, respectively.

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

Retirement

The following table provides certain information for the Retirement segment for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2019-2018	Six Months Ended June 30,			2019-2018
	2019	2018	Change %	2019		2018	Change %
Financial Data:
Contract charges earned	$6.9	$7.9	-12.7%	$15.5		$15.9	-2.5%
Net investment income	62.7	67.8	-7.5%	127.4		132.0	-3.5%
Interest credited	42.3	39.9	6.0%	84.0		78.6	6.9%
Net interest margin without net investment gains (losses)	21.5	27.9	-22.9%	44.5		53.4	-16.7%
Net interest margin - Reinsured block	(1.1)	—	N.M.	(1.1)		—	N.M.
Mortality loss and other reserve charges	1.2	1.4	-14.3%	1.8	—	3.3	-45.5%
DAC amortization expense, excluding unlocking	4.3	4.8	-10.4%	9.2		9.6	-4.2%
DAC unlocking	5.6	0.2	N.M.	3.6		0.4	N.M.
Operating expenses	15.4	13.9	10.8%	31.3		28.3	10.6%
Other expense - goodwill impairment	28.0	—	N.M.	28.0		—	N.M.
Income (loss) before income taxes	(24.8)	17.2	N.M.	(10.2)		31.2	-132.7%
Net income (loss)	(25.0)	14.1	N.M.	(12.8)		25.5	N.M.
Core earnings*	3.0	14.1	-78.7%	15.2		25.5	-40.4%
Operating Statistics:
Annuity sales deposits
Variable	$54.1	$50.7	6.7%	$102.9		$97.5	5.5%
Fixed	54.9	49.5	10.9%	113.4		101.5	11.7%
Total	109.0	100.2	8.8%	216.3		199.0	8.7%
Single	55.8	46.9	19.0%	111.7		95.5	17.0%
Recurring	53.2	53.3	-0.2%	104.6		103.5	1.1%
Total	109.0	100.2	8.8%	216.3		199.0	8.7%
Assets under administration (AUA)
Annuity assets under management (1)				4,170.3		6,851.7	-39.1%
Broker and advisory assets under administration (2)				2,236.0		300.5	N.M.
Recordkeeping assets under administration (2)				1,395.1		—	N.M.
Total				7,801.4		7,152.2	9.1%
Persistency
Variable annuities				94.3%		94.6%	-0.3	pts
Fixed annuities				93.9%		94.4%	-0.5	pts
Total				94.0%		94.5%	-0.5	pts
Annuity contracts in force				227		224	1.3%
Fixed spread - YTD annualized (basis points)				175		181	-6bps
___________________
N.M. - Not meaningful.

(1)	Amount reported as of June 30, 2019 excludes $691.6 of assets under management held under modified coinsurance reinsurance.
(2)    2019 includes the results of BCG acquired on January 2, 2019.

For the three and six month periods ended June 30, 2019, core earnings* decreased $11.1 million and $10.3 million, respectively, as compared to the prior year periods reflecting lower net investment income and accelerated amortization of the DAC asset associated with the reinsured block partially offset by favorable benefits expense from mortality. The current periods also include higher operating expenses from the inclusion of BCG.

As a result of the annuity reinsurance transaction, the Company impaired goodwill associated with the annuity business of the Retirement segment and recorded a non-cash impairment charge of $28.0 million during the quarter ended June 30, 2019.

For the three and six month periods ended June 30, 2019, contract deposits increased compared to the prior year periods, reflecting increases in single deposits. Variable annuity deposits increased by $3.4 million and $5.4 million for the three and six month periods ended June 30, 2019. Fixed annuity deposits increased by $5.4 million and $11.9 million for the current periods.

At June 30, 2019, assets under management decreased by $2.7 billion compared to June 30, 2018 driven by the annuity reinsurance transaction. Variable assets under management, excluding reinsurance, increased by $115.0 million primarily due to market performance. The year to date annualized net interest spread on fixed annuities, excluding reinsurance, decreased 6 basis points.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $336.0 million of Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company's existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $1.3 million in year one and $3.8 million in year two, further reducing the annualized net interest spread by approximately 4 basis points and 13 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future annualized net interest spreads is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread, based on DAC as of June 30, 2019 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

The annuity reinsurance agreement entered into in the second quarter of 2019, which reinsured the $2.2 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, mitigates the risk of being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	June 30, 2019
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	52.0%	$1,216.2	46.9%	34.7%	$570.9
Equal to 2% but less than 3%	12.5%	293.0	82.8%	14.8%	242.7
Equal to 3% but less than 4%	26.0%	607.5	99.9%	36.9%	607.0
Equal to 4% but less than 5%	7.3%	171.1	100.0%	10.4%	171.1
5% or higher	2.2%	52.0	100.0%	3.2%	52.0
Total	100.0%	$2,339.8	70.2%	100.0%	$1,643.7

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Item 1A and other factors within this report.

Life

The following table provides certain information for the Life segment for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2019-2018	Six Months Ended June 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Financial Data:
Insurance premiums and contract deposits	$28.4	$28.5	-0.4%	$54.8	$54.3	0.9%
Insurance premiums and contract charges earned	29.9	30.4	-1.6%	60.3	59.9	0.7%
Net investment income	18.3	19.2	-4.7%	36.4	37.5	-2.9%
Benefits and settlement expenses	19.1	19.9	-4.0%	41.1	40.9	0.5%
Interest credited	11.3	11.2	0.9%	22.5	22.5	—%
DAC amortization expense, excluding unlocking	2.1	1.9	10.5%	4.1	3.7	10.8%
DAC unlocking	(0.1)	—	N.M.	(0.1)	0.1	N.M.
Operating expenses	9.2	9.3	-1.1%	18.6	18.3	1.6%
Income before income taxes	6.7	7.3	-8.2%	10.7	12.0	-10.8%
Net income /core earnings*	5.2	5.9	-11.9%	8.5	9.7	-12.4%

Operating Statistics:
Life insurance in force				$18,598	$17,862	4.1%
Number of policies in force (in thousands)				199	198	0.5%
Average face amount in force (in dollars)				$93,506	$90,282	3.6%
Lapse ratio (ordinary life insurance in force)				4.5%	4.9%	-0.4	pts
Mortality costs				$18.0	$17.2	4.7%
___________________
N.M. - Not meaningful.

For the three and six month periods ended June 30, 2019, core earnings* decreased compared to the prior year periods, largely due to lower net investment income partially offset by lower mortality costs in the second quarter of 2019.

Life premiums and contract deposits* for the three and six month periods ended June 30, 2019 were comparable to the prior year periods. The ordinary life insurance in force lapse ratio was 4.5% for the 12 months ended June 30, 2019 compared to 4.9% for the 12 month period ended June 30, 2018.

Corporate and Other

($ in millions)	Three Months Ended June 30,		2019-2018	Six Months Ended June 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Interest expense	$(2.9)	$(3.0)	3.3%	$(5.9)	$(6.0)	1.7%
Net investment gains (losses) pretax	146.3	0.7	N.M.	153.7	(1.0)	N.M.
Tax on net investment gains (losses)	31.6	0.1	N.M.	33.2	(0.3)	N.M.
Net investment gains (losses) after tax	114.7	0.6	N.M.	120.5	(0.7)	N.M.
Net income (loss)	108.5	(3.2)	N.M.	110.2	(7.9)	N.M.
Core earnings (loss)*	(6.2)	(3.8)	-63.2%	(10.3)	(7.2)	-43.1%
___________________
N.M. - Not meaningful.

For the three and six month periods ended June 30, 2019, core earnings* decreased compared to the prior year periods, driven by $3.1 and $4.0 million, respectively, of pretax acquisition costs associated with BCG and NTA.

Investment Results

($ in millions)	Three Months Ended June 30,		2019-2018	Six Months Ended June 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Net investment income - investment portfolio	$70.3	$97.1	-27.6%	$163.1	$189.0	-13.7%
Investment income - Deposit asset on reinsurance	23.2	—	N.M.	23.2	—	N.M.
Pretax net investment gains (losses)	146.3	0.7	N.M.	153.7	(1.0)	N.M.
Pretax net unrealized investment gains on fixed maturity securities				292.5	183.5	59.4%
___________________
N.M. - Not meaningful.

For the three and six month periods ended June 30, 2019, net investment income from the investment portfolio was lower than the prior year periods primarily because invested assets decreased 22.2% from December 31, 2018 due to assets transferred under the annuity reinsurance transaction as well as lower than expected new money rates and prepayments that were somewhat offset by stronger returns on alternative investments.

For the three and six month periods ended June 30, 2019, pretax net investment gains were driven primarily by a $135.3 million pretax realized investment gain related to the transfer of assets as a result of the annuity reinsurance transaction and the change in fair value of equity securities. Pretax net unrealized investment gains on securities were up $109.0 million compared to prior year, reflecting a decline in the 10-year U.S. Treasury yield of 85 basis points and tightening investment-grade credit spreads, offset by the impact of the aforementioned $135.3 million pretax realized investment gain related to the annuity reinsurance transaction.

Fixed Maturity and Equity Securities Portfolios

The table below presents the Company’s fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of the Company’s corporate bond holdings (based on fair value).

($ in millions)	June 30, 2019
	Number of Issuers	Fair Value	Amortized Cost	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	96	$358.3	$335.6	$22.7
Insurance	36	134.7	120.2	14.5
Real Estate	35	105.9	101.4	4.5
Energy (1)	52	103.5	94.9	8.6
HealthCare, Pharmacy	43	92.2	86.1	6.1
Technology	29	78.8	75.3	3.5
Transportation	29	73.2	68.8	4.4
Utilities	36	59.3	52.1	7.2
Food and Beverage	17	41.7	39.6	2.1
Telecommunications	21	40.7	36.4	4.3
All other corporates (2)	158	233.0	216.5	16.5
Total corporate bonds	552	1,321.3	1,226.9	94.4
Mortgage-backed securities
U.S. Government and federally sponsored agencies	216	363.6	338.5	25.1
Commercial (3)	107	340.5	326.6	13.9
Other	25	69.9	69.4	0.5
Municipal bonds (4)	493	1,599.7	1,472.9	126.8
Government bonds
U.S.	37	566.4	546.4	20.0
Foreign	10	47.4	45.3	2.1
Collateralized loan obligations (5)	131	753.2	758.2	(5.0)
Asset-backed securities	94	472.3	457.6	14.7
Total fixed maturity securities	1,665	$5,534.3	$5,241.8	$292.5

Equity securities
Non-redeemable preferred stocks	12	$50.5
Common stocks	91	27.9
Closed-end fund	1	21.7
Total equity securities	104	$100.1

Total	1,769	$5,634.4
________________

(1)	At June 30, 2019, the fair value amount included $10.1 million which were non-investment grade.

(2)
The All other corporates category contains 19 additional industry sectors. Gaming, broadcasting & media, leisure/entertainment, metal and mining and retail represented $133.3 million of fair value at June 30, 2019, with the remaining 14 sectors each representing less than $15.0 million.

(3)	At June 30, 2019, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, 54.4% are tax-exempt and 77.2% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at June 30, 2019.

(5)
Based on fair value, 97.7% of the collateralized loan obligation securities were rated investment grade by Standard and Poor’s Global Inc. (S&P), Moody’s Investors Service, Inc. (Moody’s) and/or Fitch Ratings, Inc. (Fitch) at June 30, 2019.

At June 30, 2019, the Company’s diversified fixed maturity securities portfolio consisted of 2,615 investment positions, issued by 1,665 entities, and totaled approximately $5.5 billion in fair value. This portfolio was 97.1% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.4% of invested assets for A or BBB rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and fair value of the Company’s fixed maturity and equity securities portfolios by rating category. At June 30, 2019, 96.3% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

($ in millions)	Percent of Portfolio
	Fair Value		June 30, 2019
	December 31, 2018	June 30, 2019	Fair Value	Amortized Cost
Fixed maturity securities
AAA	9.1%	12.3%	$680.6	$671.1
AA (2)	44.5	43.9	2,429.4	2,296.2
A	22.4	22.8	1,260.6	1,171.5
BBB	21.2	17.9	996.4	940.7
BB	1.8	1.8	98.2	95.8
B	0.4	0.4	27.5	27.4
CCC or lower	0.1	0.1	0.5	0.5
Not rated (3)	0.5	0.8	41.1	38.6
Total fixed maturity securities	100.0%	100.0%	$5,534.3	$5,241.8
Equity securities
AAA	—	—	—
AA	—	—	—
A	—	—	—
BBB	49.0%	50.4%	$50.5
BB	—	—	—
B	—	—	—
CCC or lower	—	—	—
Not rated	51.0	49.6	49.6
Total equity securities	100.0%	100.0%	$100.1

Total			$5,634.4
________________

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At June 30, 2019, the AA rated fair value amount included $566.4 million of U.S. Government and federally sponsored agency securities and $572.2 million of mortgage-backed and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P, Moody’s or Fitch.

At June 30, 2019, the fixed maturity securities portfolio had $13.0 million of pretax gross unrealized investment losses on $884.8 million of fair value related to 299 positions. Of the investment positions with gross unrealized losses, there were three trading below 80.0% of the carrying value at June 30, 2019.

The Company views the unrealized investment losses of all of the fixed maturity securities at June 30, 2019 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of OTTI.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At June 30, 2019 and 2018, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company engaged in such relationships.

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

($ in millions)	Six Months Ended June 30,		2019-2018
	2019	2018	Change %
Net cash provided by operating activities	$97.8	$151.3	-35.4%
Net cash provided by (used in) investing activities	23.2	(112.4)	120.6%
Net cash used in financing activities	(125.3)	(38.3)	N.M.
Net increase (decrease) in cash	(4.3)	0.6	N.M.
Cash at beginning of period	11.9	7.6	56.6%
Cash at end of period	$7.6	$8.2	-7.3%
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

For the six months ended June 30, 2019, net cash provided by operating activities decreased $53.5 million compared to the same period in 2018, primarily due to a decrease in Investment income collected and an increase in Policy acquisition and other operating expenses paid.

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

Financing Activities

Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, changes in deposit asset on reinsurance, net, issuances and repurchases of HMEC's common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.

Horace Mann Life Insurance Company (HMLIC), one of the Company's subsidiaries, operates under funding agreements with FHLB. In January 2019, HMLIC received an additional $50.0 million from FHLB under a funding agreement and receipt of those funds has been reported in Annuity Contracts: Variable, Fixed and FHLB Funding Agreements, Deposits. Advances to HMLIC from FHLB under funding agreements totaled $675.0 million as of June 30, 2019. For the six month period ended June 30, 2019, cash inflows from annuity contract deposits, excluding the FHLB transaction, increased $17.2 million, or 8.7%, compared to the prior year period. Cash outflows from annuity contract benefits, withdrawals and net transfers to Separate Account (variable annuity) assets decreased $4.5 million, or 2.0%, compared to the prior year period.

Financing activities for the six month period ended June 30, 2019 also includes a one time cash payment of $124.1 million as part of the initial transfer under the annuity reinsurance transaction.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (NAIC). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2019 from all of HMEC's insurance subsidiaries without prior regulatory approval is $90.7 million, of which $54.8 was paid during the six month period ended June 30, 2019. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in Item 8, Note 10 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The total capital of the Company was $1,797.6 million at June 30, 2019, including $297.9 million of long-term debt. Total debt represented 18.7% of total capital excluding net unrealized investment gains on fixed maturity securities (16.6% including net unrealized investment gains on fixed maturity securities) at June 30, 2019, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $1,499.7 million at June 30, 2019, including net unrealized investment gains on fixed maturity securities in the Company’s investment portfolio of $203.1 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. The market value of the Company’s common stock and the market value per share were $1,659.4 million and $40.29, respectively, at June 30, 2019. Book value per share was $36.41 at June 30, 2019 ($31.48 excluding net unrealized investment gains on fixed maturity securities).

Additional information regarding net unrealized investment gains on fixed maturity securities in the Company’s investment portfolio at June 30, 2019 is included in Item 1, Note 3 of the Consolidated Financial Statements and in Item 2, Results of Operations by Segment in this report.

Total shareholder dividends paid were $23.6 million for the six month period ended June 30, 2019. In March and May 2019, the Board of Directors approved regular quarterly dividends to $0.2875 per share.

For the six month period ended June 30, 2019, the Company did not repurchase any shares of its common stock under its share repurchase program, which is further described in Item 8, Note 9 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, $22.8 million remained authorized for future share repurchases under the repurchase program.

The following table summarizes the Company's debt obligations.

($ in millions)	June 30, 2019	December 31, 2018
Short-term debt:
Bank Credit Facility, expires June 21, 2024	$—	$—

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250 million less unaccrued discount of $0.4 million and $0.5 million (4.5% imputed rate) and unamortized debt issuance costs of $1.7 million and $1.8 million	247.9	247.7
FHLB borrowing	50.0	50.0
Total	$297.9	$297.7

As of June 30, 2019, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes due 2025), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the Item 8, Note 7 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of June 30, 2019, the Company had $50.0 million outstanding with FHLB. For FHLB borrowings, the Board has authorized a maximum amount equal to the greater of 10% of admitted assets or 20% of surplus of the consolidated property and casualty companies. For the total $50.0 million received, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 2.7230% as of June 30, 2019. HMIC's FHLB borrowings of $50.0 million are included in Long-term debt on the Consolidated Balance Sheet.

On June 21, 2019, the Company, as borrower, replaced its current line of credit with a new five-year Credit Agreement (Bank Credit Facility). The credit agreement extends the commitment termination date to June 21, 2024 from the previous termination date of June 27, 2023. The new Bank Credit Facility increased the amount available on this senior revolving credit facility to $225.0 million from $150.0 million. PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A. served as joint leads on the new agreement, with The Northern Trust Company, U.S. Bank National Association, KeyBank National Association, Comerica Bank and Illinois National Bank participating in the syndicate. Terms and conditions of the new Bank Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points. The Company utilized the senior revolving credit facility to partially fund the acquisition of NTA. Moving forward, the Company will use the senior revolving credit facility for ongoing working capital, capital expenditures and general corporate expenditures. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at June 30, 2019.

As described in Note 2, on July 1, 2019, the Company completed its acquisition of NTA utilizing the senior revolving credit facility to fund a portion of the purchase price. As of August 1, 2019, the Company had $135 million outstanding under the senior revolving credit facility.

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

Assigned ratings were reviewed by all of the rating agencies in June and July 2019 in conjunction with the announcement of the Company’s financing plans to purchase NTA. A.M. Best and S&P affirmed the ratings that were in place at December 31, 2018. Moody’s and Fitch affirmed their ratings with a stable outlook, removing negative watches from their respective debt and insurance financial strength ratings placed after the announcement of NTA acquisition in December 2018. Assigned ratings as of July 31, 2019 were as follows (the insurance financial strength ratings for the Company’s Property and Casualty insurance subsidiaries and the Company’s principal Life insurance subsidiary are the same):

Insurance Financial
	Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of July 31, 2019
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

Effective April 1, 2019, the Company reinsured a $2.9 billion block of policy liabilities related to legacy individual annuities written in 2002 and prior to AA- S&P rated RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Incorporated (RGA). The block includes $2.2 billion of fixed annuities reinsured under coinsurance and $0.7 billion of variable annuities reinsured under modified coinsurance. RGA’s financial obligations for the general account liabilities of the reinsured annuity contracts are secured by its assets placed in a comfort trust for HMLIC’s sole use and benefit. Upon RGA’s material breach of the reinsurance agreement, deterioration of its RBC ratio to a certain level, or certain other events, HMLIC may recapture the reinsured business.

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

Item 4.     Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of June 30, 2019 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.    Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. However, the following risk factor has emerged as a result of transactions that occurred during the three months ended June 30, 2019.

The Company is subject to the credit risk of its counterparties, including reinsurers who reinsure business from the Company’s insurance companies.
The Company’s insurance subsidiaries may cede certain risks to third-party insurance companies through reinsurance. One of the Company’s insurance subsidiaries, Horace Mann Life Insurance Company (HMLIC), entered into a reinsurance agreement with RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Incorporated (RGA) to effectuate the reinsurance of a block of HMLIC’s in force fixed and variable annuities on a coinsurance and modified coinsurance basis. The variable portion of the reinsured annuities is reinsured on a modified coinsurance basis and assets supporting the variable account liabilities are still held by HMLIC in its separate accounts. Because the reinsurance agreement covers a large volume of HMLIC’s in force business, the transaction exposes HMLIC and in turn, the Company, to a concentration of credit risk with respect to this counterparty. RGA’s financial obligations for the general account liabilities of the reinsured annuity contracts are secured by its assets placed in a comfort trust for HMLIC’s sole use and benefit. Upon RGA’s material breach of the reinsurance agreement, deterioration of its RBC ratio to certain level, or certain other events, HMLIC may recapture the reinsured business. However, in the event of RGA’s insolvency, HMLIC’s right to use the assets in the trust account may be delayed. Also if at the time of its insolvency the trust account is not funded at a level to fully discharge all its obligations, HMLIC’s claims to the extent not covered by the assets in the trust would be those of a general creditor.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 30, 2015, the Company's Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million. The share repurchase program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three month period ended June 30, 2019, the Company did not repurchase shares of HMEC common stock. As of June 30, 2019, $22.8 million remained authorized for future share repurchases.

Item 5.    Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three month period ended June 30, 2019 which has not been filed with the SEC.

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

(10) Material contracts:

10.1
Credit Agreement dated as of June 21, 2019 among HMEC, certain financial institutions named therein and PNC Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated June 24, 2019, filed with the SEC on June 24, 2019.

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

10.8*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 10, 2019.

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

10.10(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 10, 2019.

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

10.11(b)*
HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 10, 2019.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 8, 2019	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	August 8, 2019	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	August 8, 2019	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Vice President, Controller and
Principal Accounting Officer