Form 10-Q
period 2019-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2019-11-08
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

As of October 31, 2019, the registrant had 41,219,737 shares of Common Stock, par value $0.001 per share, outstanding.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I: FINANCIAL INFORMATION

1.    Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2019, the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
November 8, 2019

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2019, $5,453,433; 2018, $7,373,911)	$5,839,560	$7,515,318
Equity securities, at fair value	105,483	111,750
Limited partnership interests	354,611	328,516
Short-term and other investments	433,336	295,093
Total investments	6,732,990	8,250,677
Cash	39,349	11,906
Deferred policy acquisition costs	269,215	298,742
Deposit asset on reinsurance	2,342,305	—
Intangible assets, net	181,145	—
Goodwill	48,744	47,396
Other assets	410,663	422,047
Separate Account (variable annuity) assets	2,308,134	2,001,128
Total assets	$12,332,545	$11,031,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and policy reserves	$6,207,888	$5,711,193
Unpaid claims and claim expenses	412,272	396,714
Unearned premiums	285,215	276,225
Total policy liabilities	6,905,375	6,384,132
Other policyholder funds	672,845	767,988
Other liabilities	434,626	290,358
Short-term debt	135,000	—
Long-term debt	297,953	297,740
Separate Account (variable annuity) liabilities	2,308,134	2,001,128
Total liabilities	10,753,933	9,741,346
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2019, 66,063,569; 2018, 65,820,369	66	66
Additional paid-in capital	478,650	475,109
Retained earnings	1,331,663	1,216,582
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on fixed maturity securities	266,381	96,941
Net funded status of benefit plans	(12,185)	(12,185)
Treasury stock, at cost, 2019, 24,850,484 shares; 2018, 24,850,484 shares	(485,963)	(485,963)
Total shareholders’ equity	1,578,612	1,290,550
Total liabilities and shareholders’ equity	$12,332,545	$11,031,896

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Insurance premiums and contract charges earned	$239,681	$206,820	$657,562	$615,428
Net investment income	93,071	99,083	279,329	288,048
Net investment gains (losses)	(2,156)	2,803	151,594	1,884
Other income	3,822	2,612	10,624	7,704

Total revenues	334,418	311,318	1,099,109	913,064

Benefits, losses and expenses
Benefits, claims and settlement expenses	154,191	161,846	446,267	473,686
Interest credited	53,576	52,124	160,092	153,229
Operating expenses	61,414	50,989	169,637	149,376
DAC unlocking and amortization expense	26,344	26,066	82,965	79,357
Intangible asset amortization expense	3,781	—	4,863	—
Interest expense	4,608	3,253	11,223	9,717
Other expense - goodwill impairment	—	—	28,025	—

Total benefits, losses and expenses	303,914	294,278	903,072	865,365

Income before income taxes	30,504	17,040	196,037	47,699
Income tax expense	5,050	4,512	44,595	9,099

Net income	$25,454	$12,528	$151,442	$38,600

Net income per share
Basic	$0.61	$0.30	$3.63	$0.93
Diluted	$0.60	$0.30	$3.61	$0.93

Weighted average number of shares and equivalent shares
Basic	41,785	41,683	41,715	41,586
Diluted	42,030	41,850	41,911	41,727

Net investment gains (losses)
Total other-than-temporary impairment losses on securities	$(5)	$(70)	$(276)	$(1,357)
Portion of losses recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary impairment losses on securities recognized in earnings	(5)	(70)	(276)	(1,357)
Sales and other, net	608	(1,331)	147,513	2,661
Change in fair value - equity securities	1,081	2,000	8,029	(4,342)
Change in fair value and gains realized on settlements - derivatives	(3,840)	2,204	(3,672)	4,922
Total	$(2,156)	$2,803	$151,594	$1,884
See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive income (loss)
Net income	$25,454	$12,528	$151,442	$38,600
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	63,304	(49,638)	169,440	(209,178)
Change in net funded status of benefit plans	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(15,041)
Other comprehensive income (loss)	63,304	(49,638)	169,440	(224,219)
Total	$88,758	$(37,110)	$320,882	$(185,619)

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock, $0.001 par value
Beginning balance	$66	$66	$66	$65
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	1
Ending balance	66	66	66	66

Additional paid-in capital
Beginning balance	476,353	470,652	475,109	464,246
Options exercised and conversion of common stock units and restricted stock units	447	1,003	(1,314)	3,262
Share-based compensation expense	1,850	1,941	4,855	6,088
Ending balance	478,650	473,596	478,650	473,596

Retained earnings
Beginning balance	1,318,329	1,248,305	1,216,582	1,231,177
Net income	25,454	12,528	151,442	38,600
Dividends, 2019, $0.2875, $0.8625 per share; 2018, $0.2850, $0.8550 per share	(12,120)	(12,019)	(36,361)	(36,004)
Cumulative effect of change in accounting principle	—	—	—	15,041
Ending balance	1,331,663	1,248,814	1,331,663	1,248,814

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	190,892	112,379	84,756	286,960
Change in net unrealized investment gains (losses) on fixed maturity securities	63,304	(49,638)	169,440	(209,178)
Change in net funded status of benefit plans	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(15,041)
Ending balance	254,196	62,741	254,196	62,741

Treasury stock, at cost
Beginning balance	(485,963)	(480,961)	(485,963)	(480,875)
Acquisition of shares	—	—	—	(86)
Ending balance	(485,963)	(480,961)	(485,963)	(480,961)

Shareholders' equity at end of period	$1,578,612	$1,304,256	$1,578,612	$1,304,256

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows - operating activities
Premiums collected	$674,170	$598,443
Policyholder benefits paid	(404,086)	(419,736)
Policy acquisition and other operating expenses paid	(253,101)	(218,464)
Income taxes paid	(12,696)	(8,719)
Investment income collected	204,186	277,178
Interest expense paid	(6,948)	(6,537)
Other	5,711	(4,691)
Net cash provided by operating activities	207,236	217,474

Cash flows - investing activities
Fixed maturity securities
Purchases	(845,967)	(1,044,002)
Sales	651,058	360,246
Maturities, paydowns, calls and redemptions	645,946	577,425
Equity securities
Purchases	(10,510)	(8,578)
Sales and repayments	20,989	8,493
Limited partnership interests
Purchases	(42,388)	(84,444)
Sales	36,108	11,754
Change in short-term and other investments, net	(99,702)	(4,700)
Acquisition of businesses, net of cash acquired	(421,174)	—
Net cash used in investing activities	(65,640)	(183,806)

Cash flows - financing activities
Dividends paid to shareholders	(35,477)	(35,016)
Principal borrowings on Bank Credit Facility	135,000	—
Acquisition of treasury stock	—	(86)
Proceeds from exercise of stock options	1,105	3,191
Withholding tax payments on RSUs tendered	(3,560)	(2,190)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	519,636	326,003
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(313,653)	(333,473)
Principal repayment on FHLB funding agreements	(275,000)	—
Life policy accounts
Deposits	7,143	5,618
Withdrawals and surrenders	(2,682)	(3,766)
Change in deposit asset on reinsurance, net	(130,740)	—
Change in book overdrafts	(15,925)	4,855
Net cash used in financing activities	(114,153)	(34,864)

Net increase (decrease) in cash	27,443	(1,196)

Cash at beginning of period	11,906	7,627

Cash at end of period	$39,349	$6,431

See Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019 and 2018
($ in thousands, except per share data and unless noted otherwise)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (HMEC; and together with its subsidiaries, the Company or Horace Mann) have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company's consolidated financial position as of September 30, 2019, the consolidated results of operations, comprehensive income (loss) and changes in shareholders’ equity for the three and nine month periods ended September 30, 2019 and 2018 and cash flows for the nine month periods ended September 30, 2019 and 2018. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The subsidiaries of HMEC market and underwrite personal lines of property and casualty insurance products (primarily personal lines of automobile and property insurance), retirement products (primarily tax-qualified annuities) and life insurance, primarily to K-12 teachers, administrators and other employees of public schools and their families. HMEC's principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company, Horace Mann Lloyds and National Teachers Associates Life Insurance Company (NTA).

As described more fully in Note 2, the Company acquired NTA on July 1, 2019. As a result, the Company’s reporting segments have changed effective in the third quarter of 2019. A new reporting segment titled "Supplemental" was added to report on the personal lines of supplemental insurance products (primarily heart, cancer, accident and limited supplemental disability coverages) that are marketed and underwritten by NTA.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation.

Note 1 - Basis of Presentation (Continued)

Cash

Cash reported on the Consolidated Balance Sheet at September 30, 2019 includes restricted cash in the amount of $672 thousand, representing funds held in segregated accounts for insurance premiums to be remitted to insurance companies on behalf of the Company’s customers or for the purpose of reimbursement to cafeteria plan participants.

Investment Contract and Policy Reserves

The following table summarizes investment contract and policy reserves.

($ in thousands)	September 30, 2019	December 31, 2018
Investment contract reserves	$4,658,148	$4,555,856
Policy reserves	1,549,740	1,155,337
Total	$6,207,888	$5,711,193

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

($ in thousands)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)
Beginning balance, July 1, 2019	$203,077	$(12,185)	$190,892
Other comprehensive income (loss) before reclassifications	64,577	—	64,577
Amounts reclassified from AOCI	(1,273)	—	(1,273)
Net current period other comprehensive income (loss)	63,304	—	63,304
Ending balance, September 30, 2019	$266,381	$(12,185)	$254,196

Beginning balance, January 1, 2019	$96,941	$(12,185)	$84,756
Other comprehensive income (loss) before reclassifications	292,043	—	292,043
Amounts reclassified from AOCI	(122,603)	—	(122,603)
Net current period other comprehensive income (loss)	169,440	—	169,440
Ending balance, September 30, 2019	$266,381	$(12,185)	$254,196
______________

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $1,612 thousand and $155,194 thousand, are included in net investment gains (losses) and the related income tax expenses, $339 thousand and $32,591 thousand, are included in income tax expense in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019, respectively.

Note 1 - Basis of Presentation (Continued)

($ in thousands)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)
Beginning balance, July 1, 2018,	$125,596	$(13,217)	$112,379
Other comprehensive income (loss) before reclassifications	(49,165)	—	(49,165)
Amounts reclassified from AOCI	(473)	—	(473)
Net current period other comprehensive income (loss)	(49,638)	—	(49,638)
Ending balance, September 30, 2018	$75,958	$(13,217)	$62,741

Beginning balance, January 1, 2018	$300,177	$(13,217)	$286,960
Other comprehensive income (loss) before reclassifications	(211,577)	—	(211,577)
Amounts reclassified from AOCI	2,399	—	2,399
Cumulative effect of change in accounting principle (3)	(15,041)	—	(15,041)
Net current period other comprehensive income (loss)	(224,219)	—	(224,219)
Ending balance, September 30, 2018	$75,958	$(13,217)	$62,741
______________

(1)	All amounts are net of tax.

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

Adopted Accounting Standards

Accounting for Leases

Effective for the quarter ended March 31, 2019, the Company adopted guidance for leases and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings. Accordingly, the Company’s reporting for the comparative periods prior to adoption continues to be presented in the financial statements in accordance with previous lease accounting guidance. The Company elected to apply all practical expedients in the guidance for transition for leases in effect at adoption, including using hindsight to determine the lease term of existing leases, the option to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. The adoption of the guidance resulted in the Company recognizing an initial $14,499 thousand lease liability equal to the present value of lease payments and an initial $13,908 thousand right-of-use (ROU) asset, which is the corresponding lease liability adjusted for qualifying accrued lease payments. The lease liability and ROU asset are reported in Other liabilities and Other assets on the Consolidated Balance Sheets. The impact of these changes at adoption had no impact on net income or shareholders' equity.

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

This guidance is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the guidance will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance will have the most impact on the Company's available for sale fixed maturity securities portfolio. However, as the Company's fixed maturity securities portfolio is weighted towards higher rated bonds (96.7% investment grade, based on fair value, with an average quality rating of A+ at September 30, 2019), the Company does not expect that the effect of adoption will be material.

Accounting for Long-Duration Insurance Contracts

In August 2018, the FASB issued accounting and disclosure guidance that contains targeted improvements to the accounting for long-duration insurance contracts. Under the new guidance, the cash flow assumptions used to measure the liability for future policy benefits for traditional insurance contracts will be required to be updated at least annually with changes recognized as a benefit expense (i.e., assumptions will no longer be locked-in). Insurance entities will be required to use a standard discount rate to measure the liabilities that will be equivalent to the yield from a high-quality bond. The new guidance also changes the amortization of deferred acquisition costs (DAC) to be on a constant-level basis over the expected term of the related contracts with no interest accruing on the DAC balance. The new guidance also introduces a new category of contract features associated with deposit type contracts referred to as market risk benefits (MRBs). Contract features meeting the definition of a MRB will be measured at fair value. New disclosures will be required for long-duration insurance contracts in order to provide better transparency into the exposure of insurance entities and the drivers of their results. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those years. With regards to the liability for future policy benefits and DAC, the guidance applies to contracts in force as of the beginning of the earliest period presented and may be applied retrospectively. With regards to MRBs, the guidance is to be applied retrospectively at the beginning of the earliest period presented. Early adoption is permitted. Management is evaluating the impact this guidance will have on the results of operations and financial position of the Company.

Note 2 - Acquisitions

On January 2, 2019, the Company completed its acquisition of all the equity interests in Benefit Consultants Group, Inc. (BCG) for a total purchase consideration of $25 million. BCG provides advisory and benefit plan record keeping services. BCG's results are reported in Retirement. The acquisition of BCG gave rise to recognition of intangible assets of $16.2 million and goodwill of $10.1 million as a result of the purchase accounting. The intangible assets that are amortizable have lives of 10 to 16 years. See Note 14 for further information. The amount of goodwill that is expected to be deductible for federal income tax purposes is $10.1 million.

On July 1, 2019, the Company acquired all the equity interests in NTA pursuant to a Purchase Agreement (Agreement) dated as of December 10, 2018. The purchase price of the transaction was $425 million which includes $20 million representing NTA’s share of "adjusted earnings" (as determined in accordance with the terms of the Agreement) from July 1, 2018 to July 1, 2019. The purchase price adjustment is subject to finalization within 135 days of the acquisition date pursuant to the terms of the Agreement. As a result of the acquisition, NTA became a wholly owned subsidiary of the Company. NTA provides supplemental insurance products (primarily heart, cancer, accident and limited supplemental disability coverages) primarily within the public sector for which approximately 80% are individuals employed by educational institutions, with the remainder employed in state and local governments and emergency services facilities. NTA's results are being reported in a newly created reporting segment titled "Supplemental".

The Company has not yet completed the process of estimating the fair value of NTA assets acquired and liabilities assumed, including, but not limited to, intangible assets, policy reserves, certain tax-related balances and certain investments. Accordingly, the Company’s preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed are subject to change as the Company completes the process. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations, changes if any, to the preliminary estimates and allocation of the purchase price will be reported in the Company’s financial statements as an adjustment to the opening balance sheet. Based on the Company’s preliminary allocation of the purchase price, the fair values of the assets acquired and liabilities assumed were as follows:

($ in millions)
Assets:
Investments	$542.6
Cash and short-term investments	73.8
Intangible assets (1)	169.8
Other assets	18.3
Liabilities:
Policy reserves	366.8
Policy claims	21.8
Unearned premiums	4.1
Other liabilities	5.5
Total identifiable net assets acquired	406.3
Goodwill (2)	19.3
Purchase price	$425.6
_____________

(1)
Intangible assets consist of the value of business acquired, value of distribution acquired, agency relationships, trade names and state licenses. The intangible assets that are amortizable have estimated lives of 14 to 35 years. See Note 14 for further information.

(2)	The amount of goodwill that is expected to be deductible for federal income tax purposes is $17.9 million.

Note 2 - Acquisitions (Continued)

The following unaudited pro forma information presents the Company's results of operations as if the acquisition of NTA occurred on January 1, 2018. The adjustments to arrive at the unaudited pro forma information below includes, among other things, adjustments for lost investment income on the cash used to fund the acquisition, amortization of an estimated fair value adjustment on NTA's policy reserves, amortization of acquired intangible assets, interest expense on debt incurred to finance the acquisition and exclusion of certain transaction costs attributable to the acquisition as such costs are considered non-recurring.

($ in thousands, except per share data)	Unaudited
	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
Total revenues	$1,175,977	$1,339,896
Total expenses	967,352	1,288,690
Income before income taxes	208,625	51,206
Net income	$161,463	$43,373

Net income per share: (1)
Basic	$3.87	$1.04
Diluted	$3.85	$1.04
___________

(1)
The unaudited pro forma basic and diluted net income per share calculations are based on the Company's historical basic and diluted weighted average number of shares outstanding for the nine months ended September 30, 2019 and the year ended December 31, 2018.

The unaudited pro forma financial information is not necessarily indicative of the consolidated results of operations that might been achieved had the transaction in fact occurred at the beginning of the periods presented, nor does the information project results for any future period. The unaudited pro forma information does not include the impact of any future cost savings or synergies that may be achieved as a result of the acquisition.

Note 3 - Investments

Fixed Maturity Securities

The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$698,794	$55,868	$307	$754,355
Other, including U.S. Treasury securities	430,149	28,161	135	458,175
Municipal bonds	1,511,967	164,811	356	1,676,422
Foreign government bonds	45,301	2,616	2	47,915
Corporate bonds	1,465,217	121,861	1,970	1,585,108
Other mortgage-backed securities	1,302,005	23,465	7,885	1,317,585
Totals	$5,453,433	$396,782	$10,655	$5,839,560

December 31, 2018
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$778,038	$22,724	$13,321	$787,441
Other, including U.S. Treasury securities	835,096	16,127	17,681	833,542
Municipal bonds	1,884,313	133,150	13,494	2,003,969
Foreign government bonds	83,343	2,321	760	84,904
Corporate bonds	2,054,105	64,296	38,891	2,079,510
Other mortgage-backed securities	1,739,016	10,467	23,531	1,725,952
Totals	$7,373,911	$249,085	$107,678	$7,515,318
______________

(1)
Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $429,676 thousand and $441,308 thousand; Federal Home Loan Mortgage Corporation (FHLMC) of $290,964 thousand and $417,308 thousand; and Government National Mortgage Association (GNMA) of $154,226 thousand and $96,466 thousand as of September 30, 2019 and December 31, 2018, respectively.

Note 3 - Investments (Continued)

The following table presents the fair value and gross unrealized losses of securities in an unrealized loss position at September 30, 2019 and December 31, 2018, respectively. The Company views the decrease in fair value of all of the securities with unrealized losses at September 30, 2019 -- which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition -- as temporary. As of September 30, 2019, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed maturity securities with unrealized losses before recovery of the amortized cost basis. Therefore, it was determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of September 30, 2019.

($ in thousands)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$21,323	$204	$2,795	$103	$24,118	$307
Other	12,712	128	2,024	7	14,736	135
Municipal bonds	11,707	74	13,185	282	24,892	356
Foreign government bonds	2,500	2	—	—	2,500	2
Corporate bonds	57,329	1,145	16,371	825	73,700	1,970
Other mortgage-backed securities	320,293	3,498	293,852	4,387	614,145	7,885
Total	$425,864	$5,051	$328,227	$5,604	$754,091	$10,655

Number of positions with a gross unrealized loss	214		102		316
Fair value as a percentage of total fixed maturity securities fair value	7.3%		5.6%		12.9%

December 31, 2018
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$193,447	$5,026	$157,295	$8,295	$350,742	$13,321
Other	263,497	6,746	246,213	10,935	509,710	17,681
Municipal bonds	291,869	7,603	95,297	5,891	387,166	13,494
Foreign government bonds	16,250	760	—	—	16,250	760
Corporate bonds	818,519	27,429	99,171	11,462	917,690	38,891
Other mortgage-backed securities	913,858	16,076	291,442	7,455	1,205,300	23,531
Total	$2,497,440	$63,640	$889,418	$44,038	$3,386,858	$107,678

Number of positions with a gross unrealized loss	1,052		359		1,411
Fair value as a percentage of total fixed maturity securities fair value	33.2%		11.8%		45.0%

Fixed maturity securities with an investment grade rating represented 77.5% of the gross unrealized losses as of September 30, 2019. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Note 3 - Investments (Continued)

Limited Partnership Interests

As of September 30, 2019 and December 31, 2018, the carrying value of equity method limited partnerships totaled $354,611 thousand and $328,516 thousand, respectively. Principal factors influencing carrying value appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

Credit Losses

The following table summarizes the cumulative amounts related to the Company's credit loss component of other-than-temporary impairment (OTTI) losses on fixed maturity securities held as of September 30, 2019 and 2018 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost basis, for which the non-credit portions of OTTI losses were recognized in other comprehensive income (loss) (OCI):

($ in thousands)	Nine Months Ended September 30,
	2019	2018
Cumulative credit loss (1)
Beginning of period	$1,529	$3,825
New credit losses	—	—
Increases to previously recognized credit losses	—	246
Losses related to securities sold or paid down during the period	—	(2,542)
End of period	$1,529	$1,529
_____________

(1)
The cumulative credit loss amounts exclude OTTI losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis.

Note 3 - Investments (Continued)

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

($ in thousands)	Percent of Total Fair Value		September 30, 2019
	September 30, 2019	December 31, 2018	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	4.0%	4.8%	$234,818	$228,604
Due after 1 year through 5 years	26.5%	22.8%	1,546,779	1,499,348
Due after 5 years through 10 years	29.3%	32.8%	1,709,053	1,601,491
Due after 10 years through 20 years	24.9%	26.5%	1,454,033	1,318,362
Due after 20 years	15.3%	13.1%	894,877	805,628
Total	100.0%	100.0%	$5,839,560	$5,453,433

Average option-adjusted duration, in years	6.0	5.9

Sales of Fixed Maturity and Equity Securities

Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019 (1)	2018
Fixed maturity securities
Proceeds received	$149,319	$170,223	$651,058	$360,246
Gross gains realized	1,258	3,980	149,574	8,002
Gross losses realized	(1,047)	(5,893)	(7,128)	(7,530)

Equity securities
Proceeds received	$1,367	$2,710	$18,489	$8,493
Gross gains realized	428	885	5,562	2,478
Gross losses realized	(32)	(321)	(542)	(502)

_____________

(1)
Gross gains realized presented above include a $135.3 million realized investment gain associated with a transfer of investments to a reinsurer as consideration paid during the second quarter of 2019 in connection with the reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Notes 6 and 13 for further information.

Note 3 - Investments (Continued)

Net Investment Gains (Losses)

The following table reconciles net investment gains (losses) pretax by transaction type:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Impairment write-downs	$—	$—	$—	$—
Change in intent write-downs	(5)	(70)	(276)	(1,357)
Net OTTI losses recognized in earnings	(5)	(70)	(276)	(1,357)
Sales and other, net	608	(1,331)	147,513	2,661
Change in fair value - equity securities	1,081	2,000	8,029	(4,342)
Change in fair value and gains (losses) realized on settlements - derivatives	(3,840)	2,204	(3,672)	4,922
Net investment gains (losses)	$(2,156)	$2,803	$151,594	$1,884

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities

The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI, before the impact of DAC:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$231,087	$144,998	$111,712	$286,176
Change in net unrealized investment gains (losses) on fixed maturity securities	75,283	(57,903)	315,988	(186,912)
Reclassification of net investment (gains) losses on securities to net income	(1,330)	(473)	(122,660)	2,399
Cumulative effect of change in accounting principle (1)	—	—	—	(15,041)
End of period	$305,040	$86,622	$305,040	$86,622

_____________

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and the related net unrealized gains were reclassified from AOCI to Retained earnings.

Offsetting of Assets and Liabilities

The Company's derivatives (call options) are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached.

Note 3 - Investments (Continued)

The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the	Net Amounts of Assets/ Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2019
Asset derivatives:
Free-standing derivatives	$10,685	$—	$10,685	$—	$10,338	$347

December 31, 2018
Asset derivatives:
Free-standing derivatives	$2,647	$—	$2,647	$—	$1,868	$779

Deposits

At September 30, 2019 and December 31, 2018, fixed maturity securities with a fair value of $26,119 thousand and $17,695 thousand, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at September 30, 2019 and December 31, 2018, fixed maturity securities with a fair value of $629,010 thousand and $740,016 thousand, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $575,000 thousand at September 30, 2019 and $675,000 thousand at December 31, 2018. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at each reporting date is included in Item 8, Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Note 4 - Fair Value of Financial Instruments (Continued)

Financial Instruments Measured and Carried at Fair Value

The following table presents the Company's fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At September 30, 2019, Level 3 invested assets comprised 4.3% of the Company’s total investment portfolio at fair value.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2019
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$754,355	$754,355	$—	$749,551	$4,804
Other, including U.S. Treasury securities	458,175	458,175	17,779	440,396	—
Municipal bonds	1,676,422	1,676,422	—	1,628,717	47,705
Foreign government bonds	47,915	47,915	—	47,915	—
Corporate bonds	1,585,108	1,585,108	14,506	1,473,929	96,673
Other mortgage-backed securities	1,317,585	1,317,585	—	1,175,684	141,901
Total fixed maturity securities	5,839,560	5,839,560	32,285	5,516,192	291,083
Equity securities	105,483	105,483	57,876	47,491	116
Short-term investments	237,819	237,819	237,819	—	—
Other investments	23,935	23,935	—	23,935	—
Totals	$6,206,797	$6,206,797	$327,980	$5,587,618	$291,199
Separate Account (variable annuity) assets (1)	$2,308,134	$2,308,134	$2,308,134	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$1,145	$1,145	$—	$1,145	$—
Other policyholder funds, embedded derivatives	$89,098	$89,098	$—	$—	$89,098

December 31, 2018
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$787,441	$787,441	$—	$784,224	$3,217
Other, including U.S. Treasury securities	833,542	833,542	13,291	820,251	—
Municipal bonds	2,003,969	2,003,969	—	1,956,438	47,531
Foreign government bonds	84,904	84,904	—	84,904	—
Corporate bonds	2,079,510	2,079,510	12,281	1,986,487	80,742
Other mortgage-backed securities	1,725,952	1,725,952	—	1,608,958	116,994
Total fixed maturity securities	7,515,318	7,515,318	25,572	7,241,262	248,484
Equity securities	111,750	111,750	64,330	47,415	5
Short-term investments	122,222	122,222	117,296	4,926	—
Other investments	16,147	16,147	—	16,147	—
Totals	$7,765,437	$7,765,437	$207,198	$7,309,750	$248,489
Separate Account (variable annuity) assets (1)	$2,001,128	$2,001,128	$2,001,128	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$248	$248	$—	$248	$—
Other policyholder funds, embedded derivatives	$78,700	$78,700	$—	$—	$78,700

________________
(1)    Separate Account (variable annuity) liabilities are equal to the estimated fair value of the Separate Account (variable annuity) assets.

Note 4 - Fair Value of Financial Instruments (Continued)

During the nine month periods ended September 30, 2019 and 2018, there were no transfers between Level 1 and Level 2. The following table presents reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

($ in thousands)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2019	$46,984	$79,222	$128,438	$254,644	$69	$254,713	$85,961
Transfers into Level 3 (3)	—	18,916	21,004	39,920	1	39,921	—
Transfers out of Level 3 (3)	—	(2,822)	(449)	(3,271)	—	(3,271)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	46	46	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	3,661
Net unrealized investment gains (losses) included in OCI	842	1,744	397	2,983	—	2,983	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	2,033
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(121)	(387)	(2,685)	(3,193)	—	(3,193)	(2,557)
Ending balance, September 30, 2019	$47,705	$96,673	$146,705	$291,083	$116	$291,199	$89,098

Beginning balance, January 1, 2019	$47,531	$80,742	$120,211	$248,484	$5	$248,489	$78,700
Transfers into Level 3 (3)	—	24,798	42,938	67,736	65	67,801	—
Transfers out of Level 3 (3)	—	(7,698)	(449)	(8,147)	—	(8,147)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	46	46	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	8,366
Net unrealized investment gains (losses) included in OCI	649	6,254	3,052	9,955	—	9,955	—
Purchases	—	1,566	—	1,566	—	1,566	—
Issuances	—	—	—	—	—	—	7,482
Sales	—	—	(607)	(607)	—	(607)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(475)	(8,989)	(18,440)	(27,904)	—	(27,904)	(5,450)
Ending balance, September 30, 2019	$47,705	$96,673	$146,705	$291,083	$116	$291,199	$89,098
_____________

(1)	Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three and nine month periods ended September 30, 2019 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Note 4 - Fair Value of Financial Instruments (Continued)

($ in thousands)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2018	$49,921	$92,663	$129,061	$271,645	$6	$271,651	$77,788
Transfers into Level 3 (3)	—	—	17,030	17,030	—	17,030	—
Transfers out of Level 3 (3)	—	—	(970)	(970)	—	(970)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	2,205
Net unrealized investment gains (losses) included in OCI	(471)	128	(6,184)	(6,527)	—	(6,527)	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	3,940
Sales	—	—	(187)	(187)	—	(187)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(121)	(3,926)	(15,466)	(19,513)	—	(19,513)	(1,668)
Ending balance, September 30, 2018	$49,329	$88,865	$123,284	$261,478	$6	$261,484	$82,265

Beginning balance, January 1, 2018	$49,328	$72,979	$107,944	$230,251	$6	$230,257	$80,733
Transfers into Level 3 (3)	—	40,487	50,174	90,661	—	90,661	—
Transfers out of Level 3 (3)	—	(11,279)	(5,200)	(16,479)	—	(16,479)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	(246)	—	(246)	3	(243)	—
Net (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(1,308)
Net unrealized investment gains (losses) included in OCI	369	(1,459)	(5,547)	(6,637)	—	(6,637)	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	7,379
Sales	—	—	(187)	(187)	(3)	(190)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(368)	(11,617)	(23,900)	(35,885)	—	(35,885)	(4,539)
Ending balance, September 30, 2018	$49,329	$88,865	$123,284	$261,478	$6	$261,484	$82,265
_____________

(1)	Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

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

For the nine month period ended September 30, 2019, the Company had no net losses on Level 3 securities. For the nine month period ended September 30, 2018, the Company had a realized net loss on three Level 3 securities of $243 thousand. For the three and nine month periods ended September 30, 2019, net investment losses of $3,661 thousand and $8,366 thousand were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three and nine month periods ended September 30, 2018, net investment losses were $2,205 thousand and net investment gains were $1,308 thousand.

Note 4 - Fair Value of Financial Instruments (Continued)

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets and liabilities classified as Level 3 are subject to the control processes as described in Item 8, Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as those used for fixed maturity securities.

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

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2019
Financial Assets
Investments
Other investments	$171,579	$175,478	$—	$—	$175,478
Deposit asset on reinsurance	2,342,305	2,619,640	—	—	2,619,640
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,658,148	4,581,321	—	—	4,581,321
Investment contract and policy reserves, account values on life contracts	91,788	94,899	—	—	94,899
Other policyholder funds	583,747	583,747	—	526,113	57,634
Short-term debt	135,000	135,000	—	—	135,000
Long-term debt	297,953	318,271	—	318,271	—

December 31, 2018
Financial Assets
Investments
Other investments	$156,725	$161,449	$—	$—	$161,449
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,555,849	4,478,338	—	—	4,478,338
Investment contract and policy reserves, account values on life contracts	87,229	90,402	—	—	90,402
Other policyholder funds	689,287	689,287	—	626,325	62,962
Short-term debt	—	—	—	—	—
Long-term debt	297,740	291,938	—	291,938	—

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

The Company carries all derivatives at fair value in the Consolidated Balance Sheets. The Company elected to not use hedge accounting for derivative transactions related to the FIA and IUL products. As a result, the Company recognizes the purchased call options and the embedded derivatives related to the provision of a contingent return at fair value, with changes in the fair value recognized immediately as Net investment gains (losses) in the Consolidated Statements of Operations. The fair values of derivatives, including derivatives embedded in FIA and IUL contracts, are presented in the Consolidated Balance Sheets as follows:

($ in thousands)	September 30, 2019	December 31, 2018
Assets
Derivatives included in Short-term and other investments	$10,685	$2,647

Liabilities
FIA - embedded derivatives, included in Other policyholder funds	$89,098	$78,700
IUL - embedded derivatives, included in Investment contract and policy reserves	1,145	248

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Change in fair value of derivatives:(1)
Revenues
Net investment gains (losses)	$(149)	$4,683	$5,280	$3,832

Change in fair value of embedded derivatives:
Revenues
Net investment gains (losses)	$(3,691)	$(2,479)	$(8,952)	$1,090
________________

(1)	Includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

The Company's strategy attempts to mitigate potential risk of loss under these agreements through a regular monitoring process, which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor's Global Inc. (S&P)/Moody's Investors Service, Inc. (Moody's) long-term credit rating of "BBB+/A3" or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide collateral when the fair value of the exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in thousands)	September 30, 2019				December 31, 2018
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value
Bank of America, N.A.	A+	Aa2	$145,100	$5,026	$144,500	$870
Barclays Bank PLC	A	A2	101,700	2,271	28,500	247
Citigroup Inc.	BBB+	A3	—	—	—	—
Credit Suisse International	A+	A1	—	—	16,100	55
Societe Generale	A	A1	60,700	3,388	89,100	1,475

Total			$307,500	$10,685	$278,200	$2,647

As of September 30, 2019 and December 31, 2018, the Company held $10,338 thousand and $1,868 thousand, respectively, of cash received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $250 thousand per counterparty.

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

The annuity reinsurance transaction was effective April 1, 2019. Under the agreement, approximately $2.2 billion of fixed annuity reserves were reinsured on a coinsurance basis for consideration of approximately $2.3 billion which resulted in recognition of an after tax realized investment gain of $106.9 million. The separate account assets and liabilities of approximately $0.7 billion were reinsured on a modified coinsurance basis and thus, remain on the Company's consolidated financial statements, but the related results of operations are fully reinsured.

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

Note 7 - Unpaid Claims and Claim Expenses

Property and Casualty

The following table is a summary reconciliation of the beginning and ending Property and Casualty unpaid claims and claim expense reserves for the periods indicated. The table presents reserves on both a gross and net (after reinsurance) basis. The total net Property and Casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations. The end of the period gross reserve (before reinsurance) balances and the reinsurance recoverable balances are reflected on a gross basis in the Consolidated Balance Sheets.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Property and Casualty
Beginning gross reserves (1)	$367,862	$352,817	$367,180	$319,182
Less: reinsurance recoverables	77,345	62,883	89,725	57,409
Net reserves, beginning of period (2)	290,517	289,934	277,455	261,773
Incurred claims and claim expenses:
Claims occurring in the current period	122,470	140,035	375,648	408,028
Decrease in estimated reserves for claims occurring in prior periods (3)	(3,500)	—	(7,500)	(300)
Total claims and claim expenses incurred (4)	118,970	140,035	368,148	407,728
Claims and claim expense payments for claims occurring during:
Current period	101,499	106,187	230,968	233,638
Prior periods	29,747	28,997	136,394	141,078
Total claims and claim expense payments	131,246	135,184	367,362	374,716
Net reserves, end of period (2)	278,241	294,785	278,241	294,785
Plus: reinsurance recoverables	76,526	63,262	76,526	63,262
Ending gross reserves (1)	$354,767	$358,047	$354,767	$358,047
_____________

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Supplemental, Life and Retirement of $57,505 thousand and $26,589 thousand as of September 30, 2019 and 2018, respectively, in addition to Property and Casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Supplemental, Life and Retirement of $35,221 thousand and $78,119 thousand for the three and nine month periods ended September 30, 2019, respectively, in addition to Property and Casualty amounts. Benefits, claims and settlement expenses for Life and Retirement were $21,811 thousand and $65,958 thousand for the three and nine month periods ended September 30, 2018, respectively.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $7.5 million and $0.3 million for the nine month periods ended September 30, 2019 and 2018, respectively. The favorable development for the nine month period ended September 30, 2019 was the result of favorable loss trends in auto and homeowners loss emergence for accident years 2018 and prior. The favorable development for the nine month period ended September 30, 2018 was predominately the result of favorable loss trends in homeowners emergence for accident years 2017 and prior.

Note 8 - Debt

Indebtedness outstanding was as follows:

($ in thousands)	September 30, 2019	December 31, 2018
Short-term debt:
Bank Credit Facility, expires June 21, 2024	$135,000	$—

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250,000 thousand less unaccrued discount of $442 and $488 thousand (4.5% imputed rate) and unamortized debt issuance costs of $1,605 thousand and $1,772 thousand	247,953	247,740
FHLB borrowing	50,000	50,000
Total	$432,953	$297,740

The 4.50% Senior Notes due 2025 (Senior Notes due 2025) and the FHLB borrowing are described in Item 8, Note 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

On July 1, 2019, the Company utilized the senior revolving credit facility to partially fund the acquisition of NTA. As of September 30, 2019, the amount outstanding on the senior revolving credit facility was $135 million. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2019.

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

($ in thousands)	Gross Amount	Ceded to Other Companies (1)	Assumed from Other Companies	Net Amount
Three months ended September 30, 2019
Premiums written and contract deposits (2)	$374,598	$5,968	$2,586	$371,216
Premiums and contract charges earned	245,200	8,181	2,662	239,681
Benefits, claims and settlement expenses	154,718	2,310	1,783	154,191

Three months ended September 30, 2018
Premiums written and contract deposits (2)	$342,268	$5,370	$1,199	$338,097
Premiums and contract charges earned	210,953	5,385	1,252	206,820
Benefits, claims and settlement expenses	163,912	3,207	1,141	161,846

Nine months ended September 30, 2019
Premiums written and contract deposits (2)	$988,588	$17,844	$7,557	$978,301
Premiums and contract charges earned	671,871	22,158	7,849	657,562
Benefits, claims and settlement expenses	450,206	9,399	5,460	446,267

Nine months ended September 30, 2018
Premiums written and contract deposits (2)	$936,948	$16,367	$3,246	$923,827
Premiums and contract charges earned	628,582	16,418	3,264	615,428
Benefits, claims and settlement expenses	486,339	15,551	2,898	473,686

_____________

(1)	Excludes the annuity reinsurance agreement accounted for under the deposit method that is discussed in Note 6.

(2)
This measure is not based on accounting principles generally accepted in the U.S. (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

Note 10 - Commitments

Investment Commitments

From time to time, the Company has outstanding commitments to purchase investments and/or commitments to lend funds under bridge loans. Such unfunded commitments were $198.3 million and $145.4 million at September 30, 2019 and December 31, 2018, respectively.

Note 11 - Segment Information

The Company conducts and manages its business through five segments. See Note 1 for a description of the Company's reporting segments that changed effective in the third quarter of 2019. The four operating segments, representing the major lines of insurance business, are Property and Casualty (primarily personal lines automobile and property insurance products), the newly created Supplemental (primarily heart, cancer, accident and limited supplemental disability insurance coverages), Retirement (primarily tax-qualified fixed and variable annuities) and Life (life insurance). The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fifth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable. Summarized financial information for these segments is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Insurance premiums and contract charges earned
Property and Casualty	$170,483	$168,653	$512,626	$501,444
Supplemental	32,921	N/A	32,921	N/A
Retirement	6,624	8,031	22,133	23,924
Life	29,653	30,136	89,882	90,060
Total	$239,681	$206,820	$657,562	$615,428

Net investment income
Property and Casualty	$10,726	$12,361	$33,587	$32,177
Supplemental	3,691	N/A	3,691	N/A
Retirement	60,770	67,750	188,193	199,706
Life	18,453	19,123	54,829	56,629
Corporate and Other	—	41	(37)	119
Intersegment eliminations	(569)	(192)	(934)	(583)
Total	$93,071	$99,083	$279,329	$288,048

Net income (loss)
Property and Casualty	$14,194	$(3,190)	$34,347	$(4,364)
Supplemental	6,943	N/A	6,943	N/A
Retirement	5,915	12,120	(6,979)	37,682
Life	5,101	5,331	13,617	14,997
Corporate and Other	(6,699)	(1,733)	103,514	(9,715)
Total	$25,454	$12,528	$151,442	$38,600

($ in thousands)	September 30, 2019	December 31, 2018
Assets
Property and Casualty	$1,297,585	$1,236,362
Supplemental	745,345	N/A
Retirement	8,328,718	7,866,969
Life	1,857,331	1,821,351
Corporate and Other	156,310	149,014
Intersegment eliminations	(52,744)	(41,800)
Total	$12,332,545	$11,031,896

________________
N/A - The acquisition of NTA closed on July 1, 2019.

Note 12 - Operating Leases

The Company has various operating lease agreements, primarily for real estate offices as well as for computer equipment and copier machines. Such leases have remaining lease terms of 1 years to 6 years, some of which may include options to extend certain leases for up to an additional 25 years.

The components of lease expense were as follows:

($ in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,124	$2,720
Short-term lease cost	57	155
Total lease cost	$1,181	$2,875

Supplemental cash flow information related to operating leases was as follows:

($ in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,006	$2,340

Supplemental balance sheet information related to operating leases was as follows:

($ in thousands, except lease term and discount rate)	September 30, 2019
Assets
Right of use assets, included in Other assets	$17,527
Liabilities
Operating lease liabilities, included in Other liabilities	$18,439

Weighted average remaining lease term	4.74
Weighted average discount rate	3.78%

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 were as follows:

($ in thousands)
Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$1,108
2020	4,443
2021	4,284
2022	4,156
2023	3,459
Thereafter	2,717
Total future minimum lease payments	20,167
Less imputed interest	(1,728)
Total	$18,439

As of September 30, 2019, the Company has no additional operating leases that have not yet commenced.

Note 13 - Supplemental Cash Flow Information

Non-cash investing activities include $2.1 billion of investments transferred to a reinsurer as consideration paid during the second quarter of 2019 in connection with the Company's reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Note 6 for further information.

Non-cash investing activities in respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the nine months ended September 30, 2019 and 2018, respectively.

Note 14 - Goodwill and Intangible Assets, net

The Company conducts impairment testing for goodwill at least annually, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. See Item 8, Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further description of impairment testing.

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

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2019 were as follows:

($ in thousands)	December 31, 2018	Impairment	Acquisitions	September 30, 2019
Property and Casualty	$9,460	$—	$—	$9,460
Supplemental (1)	—	—	19,286	19,286
Retirement	28,025	(28,025)	10,087	10,087
Life	9,911	—	—	9,911
Total	$47,396	$(28,025)	$29,373	$48,744
_____________

(1)	Based on preliminary purchase price allocation.

Note 14 - Goodwill and Intangible Assets, net (Continued)

As of September 30, 2019, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of BCG and NTA during 2019. The acquisition of BCG resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $14,083 thousand and the acquisition of NTA resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $160,313 thousand. As of September 30, 2019 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in thousands)	Useful Life (in Years)
At inception:
Value of business acquired	17 - 35	$94,419
Value of distribution acquired	16 - 17	53,996
Value of agency relationships	14	16,981
Value of customer relationships	10	9,080
Total		174,476
Accumulated amortization:
Value of business acquired		(1,844)
Value of distribution acquired		(973)
Value of agency relationships		(745)
Value of customer relationships		(1,300)
Total		(4,862)
Net intangible assets subject to amortization:		$169,614

In regards to the definite-lived intangible assets in the table above, the value of business acquired intangible asset represents the present value of the expected underwriting profit within policies that were inforce on the date of acquisition. The value of distribution acquired intangible asset represents the present value of future business to be written by the existing agency force. The value of agency relationships intangible asset represents the present value of the commission overrides retained by NTA. The value of customer relationships intangible asset represents the present value of the expected profits from existing BCG customers in force at the date of acquisition. All of the aforementioned definite-lived intangible assets were valued using the income approach.
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in thousands)
Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$3,920
2020	14,471
2021	13,396
2022	12,420
2023	11,566
2024	10,796
Thereafter	103,045
Total	$169,614

The value of business acquired intangible asset is being amortized by product based on the present value of future premiums to be received. The value of distribution acquired intangible asset is being amortized on a straight-line basis. The value of agency relationships intangible asset in being amortized based on the present value of future premiums to be received. The value of customer relationships intangible asset is being amortized based on the present value of future profits to be received.

Note 14 - Goodwill and Intangible Assets, net (Continued)

Indefinite-lived intangible assets (not subject to amortization) as of September 30, 2019 were as follows:

($ in thousands)
Trade names	$8,645
State licenses	2,886
Total	$11,531
The trade names intangible asset represents the present value of future savings accruing NTA by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. The state licenses intangible asset represents the regulatory licenses held by NTA that were valued using the cost approach.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the U.S. (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) in the Appendix to the Company's Third Quarter 2019 Investor Supplement.

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

HMEC is an insurance holding company. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty insurance, supplemental health insurance products, retirement products, including annuities, and life insurance in the U.S. The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.

On July 1, 2019, the Company acquired all of the equity interests in National Teachers Associates Life Insurance Company (NTA). NTA’s insurance subsidiaries predominantly sell a variety of guaranteed renewable supplemental health insurance products (primarily heart, cancer and limited supplemental disability coverages). The insurance subsidiaries also market accidental injury and life insurance products. NTA’s insurance subsidiaries are licensed in 50 states, the U.S. Virgin Islands and the District of Columbia and their marketplace is primarily within the public sector for which approximately 80% are individuals employed by educational institutions, with the remainder employed in state and local governments and emergency services facilities.

This MD&A begins with the Company’s consolidated financial highlights followed by consolidated results of operations, an outlook for future performance, details about critical accounting estimates and the results of operations by segment.

Consolidated Financial Highlights

(All comparisons versus same period in 2018, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2019-2018	Nine Months Ended September 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Total revenues	$334.4	$311.4	7.4%	$1,099.1	$913.1	20.4%
Net income	25.4	12.5	103.2%	151.4	38.6	N.M.
Per diluted share:
Net income	$0.60	$0.30	100.0%	$3.61	$0.93	N.M.
Net investment gains (losses), after tax	(0.04)	0.05	N.M.	2.84	0.04	N.M.
Book value per share				$38.30	$31.78	20.5%
Net income return on equity - last twelve months				9.2%	11.8%
Net income return on equity - annualized				14.1%	3.7%
________________
N.M. - Not meaningful.

Net Income

For the three and nine month periods ended September 30, 2019, the Company's net income increased $12.9 million and $112.8 million, respectively. The increase in net income for the three month period was primarily due to lower catastrophe losses in Property and Casualty and the addition of net income from Supplemental offset by a decrease in Retirement net income resulting from the annuity reinsurance transaction. The increase in net income for the nine month period was primarily due to recognition of a $106.9 million after tax realized investment gain in the second quarter of 2019 associated with the annuity reinsurance transaction. The impact from the realized investment gain was partially offset by a $28.0 million annuity goodwill impairment charge. Lower catastrophe costs in Property and Casualty as well as the addition of Supplemental also contributed to the increase in net income for the nine month period. See Item 1, Notes 2, 6 and 14 of the Consolidated Financial Statements for more information regarding Supplemental, the annuity reinsurance transaction and the goodwill impairment charge.

Net income (loss) by segment is as follows:

($ in millions)	Three Months Ended September 30,		2019-2018	Nine Months Ended September 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Analysis of net income (loss) by segment:
Property and Casualty	$14.2	$(3.2)	N.M.	$34.3	$(4.4)	N.M.
Supplemental	6.9	N/A	N/A	6.9	N/A	N/A
Retirement	5.9	12.1	-51.2%	(6.9)	37.6	-118.4%
Life	5.1	5.3	-3.8%	13.6	15.0	-9.3%
Corporate and Other	(6.7)	(1.7)	N.M.	103.5	(9.6)	N.M.
Net income	$25.4	$12.5	103.2%	$151.4	$38.6	N.M.
________________
N.M. - Not meaningful.
N/A - The acquisition of NTA closed on July 1, 2019.

The net loss for Retirement in the nine month period ended September 30, 2019 is primarily due to the $28.0 million goodwill impairment charge which was triggered by the annuity reinsurance transaction.

The aforementioned $106.9 million after tax realized investment gain recognized in the second quarter of 2019 associated with the annuity reinsurance transaction is reported in the results for the Corporate and Other segment.

Consolidated Results of Operations

(All comparisons versus same period in 2018, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2019-2018	Nine Months Ended September 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Insurance premiums and contract charges earned	$239.7	$206.8	15.9%	$657.6	$615.4	6.9%
Net investment income	93.0	99.1	-6.2%	279.3	288.1	-3.1%
Net investment gains (losses)	(2.1)	2.9	N.M.	151.6	1.9	N.M.
Other income	3.8	2.6	46.2%	10.6	7.7	37.7%
Total revenues	334.4	311.4	7.4%	1,099.1	913.1	20.4%

Benefits, claims and settlement expenses	154.2	161.8	-4.7%	446.3	473.7	-5.8%
Interest credited	53.6	52.1	2.9%	160.1	153.2	4.5%
Operating expenses	61.4	51.0	20.4%	169.6	149.4	13.5%
DAC unlocking and amortization expense	26.3	26.2	0.4%	82.9	79.4	4.4%
Intangible asset amortization expense	3.8	—	N.M.	4.9	—	N.M.
Interest expense	4.6	3.2	43.8%	11.2	9.7	15.5%
Other expense - goodwill impairment	—	—	N.M.	28.0	—	N.M.
Total benefits, losses and expenses	303.9	294.3	3.3%	903.0	865.4	4.3%

Income before income taxes	30.5	17.1	78.4%	196.1	47.7	N.M.
Income tax expense	5.1	4.6	10.9%	44.7	9.1	N.M.
Net income	$25.4	$12.5	103.2%	$151.4	$38.6	N.M.
________________
N.M. - Not meaningful.

Insurance Premiums and Contract Charges Earned

For the three and nine month periods ended September 30, 2019, insurance premiums and contract charges earned increased $32.9 million and $42.2 million, respectively. The increase for the three month period is due to the addition of earned premiums from Supplemental. The increase for the nine month period is due to the addition of earned premiums from Supplemental as well as increases in average premium per policy for both automobile and property.

Net Investment Income

Excluding accreted net investment income on the deposit asset on reinsurance, net investment income for the three and nine month periods ended September 30, 2019 declined primarily because invested assets decreased 18.4% from December 31, 2018 due to assets transferred under the annuity reinsurance transaction as well as lower than expected new money rates and prepayments that were partially offset by stronger returns on alternative investments. Investment yields continue to be impacted by the low interest rate environment of recent years. Annualized investment portfolio yield is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pretax yield	4.8%	5.3%	5.0%	5.2%
After tax yield	3.8%	4.0%	4.0%	4.1%

During the nine month period ended September 30, 2019, management continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with the Company's overall conservative investment guidelines.

Net Investment Gains (Losses)

For the three and nine month periods ended September 30, 2019, net investment gains decreased $5.0 million and increased $149.7 million, respectively. The decrease for the three month period was primarily due to changes in fair value and settlements for derivatives. The increase for the nine month period was primarily due to recognition of a realized investment gain of $135.3 million in the second quarter of 2019 in connection with the transfer of investments related to the aforementioned annuity reinsurance transaction. The breakdown of net investment gains (losses) by transaction type is shown in the following table:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
OTTI losses recognized in earnings	$—	$—	$(0.3)	$(1.4)
Sales and other, net	0.6	(1.3)	147.5	2.7
Change in fair value - equity securities	1.1	2.0	8.0	(4.3)
Change in fair value and gains (losses) realized on settlements - derivatives	(3.8)	2.2	(3.6)	4.9
Net investment gains (losses)	$(2.1)	$2.9	$151.6	$1.9

The Company, from time to time, sells securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company's intent to sell an invested asset.

Other Income

For the three and nine month periods ended September 30, 2019, other income increased compared to the prior year periods primarily due to inclusion of Benefit Consultants Group, Inc. (BCG) brokerage fees.

Benefits, Claims and Settlement Expenses

For the three and nine month periods ended September 30, 2019, benefits, claims and settlement expenses decreased $7.6 million and $27.4 million, respectively, driven primarily by lower catastrophe losses and improved automobile experience, partially offset by losses from the new Supplemental segment.

Interest Credited

For the three and nine month periods ended September 30, 2019, the increase in Retirement interest credited reflected higher interest costs on Federal Home Loan Bank (FHLB) funding agreements as well as a 2.4% increase in average accumulated fixed deposits. Under the deposit method of accounting, the interest credited on the annuity reinsured block continues to be reported. The average deferred annuity credited rate was 2.5% at September 30, 2019, excluding the reinsured block, and 3.6% at September 30, 2018.

Operating Expenses

For the three and nine month periods ended September 30, 2019, increases in operating expenses were consistent with management's expectations as the current periods include $13.8 million and $18.4 million, respectively, of operating expenses pertaining to NTA and BCG operations.

Deferred Acquisition Costs (DAC) Unlocking and Amortization Expense

For the three and nine month periods ended September 30, 2019, DAC amortization expense increased $0.1 million and $3.5 million, respectively. The increase for the nine month period was primarily due to accelerated amortization of the DAC asset associated with the reinsured annuity block partially offset by favorable DAC unlocking in Retirement due to market performance. For Life, DAC unlocking resulted in an immaterial change to amortization for the three and nine month periods ended September 30, 2019.

Intangible Asset Amortization Expense

For the three and nine month periods ended September 30, 2019, intangible asset amortization expense increased $3.8 million and $4.9 million due to the acquisitions of NTA and BCG in 2019.

Interest Expense

For the three and nine month periods ended September 30, 2019, interest expense increased $1.4 million and $1.5 million, respectively as the Company utilized its senior revolving credit facility in the current quarter to partially fund the acquisition of NTA on July 1, 2019.

Other Expense - Goodwill Impairment

For the three and nine month periods ended September 30, 2019, other expense represents the aforementioned goodwill impairment in Retirement.

Income Tax Expense

The effective income tax rate on the Company's pretax income, including net investment gains (losses), was 22.7% and 19.1% for the nine month periods ended September 30, 2019 and 2018, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 1.8 and 2.8 percentage points for the nine month periods ended September 30, 2019 and 2018, respectively. The goodwill impairment charge in the Retirement segment increased the effective income tax rate by 2.8 percentage points at September 30, 2019.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At September 30, 2019, the Company's federal income tax returns for years prior to 2014 are no longer subject to examination by the Internal Revenue Service (IRS). Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company's financial position or results of operations.

Outlook for 2019

At the time of this Quarterly Report on Form 10-Q, management estimates that 2019 full year core earnings* will be within a range of $2.05 to $2.15 per diluted share, generating a core return on equity* of around 7.0%. This projection also reflects an effective tax rate of between 16% and 18%.

Within Property and Casualty, planned premium rate increases, as well as continued underwriting initiatives, are expected to improve the underlying automobile loss ratio* by about 3.0 to 3.5 points and the underlying property loss ratio* is anticipated to remain flat compared to full year 2018. Catastrophe costs are projected to be between $50 million and $55 million and the expense ratio is expected to be consistent with 2018 at around 27%.

Net income for Retirement will continue at a lower run rate as a result of the recent annuity reinsurance transaction and redeployment of capital to the new Supplemental segment. Net investment income declines for Retirement are due to the resulting lower levels of invested assets as well as new money rates below the average portfolio earned rate. In addition, expense levels are higher than prior year, offset by increases in fee income and other income due to the inclusion of BCG. As a result, net income for Retirement is anticipated to be in the range of $25 million to $27 million for the full year 2019.

Life net income is anticipated to decline 10-15% from the prior year due to the decrease in net investment income noted above, accompanied by a modest increase in mortality costs.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders' equity, net income and cash flows. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's consolidated financial statements, which include related disclosures. For the Company, areas most subject to significant management judgments include:

•	Valuation of hard to value fixed maturity securities, including evaluation of other-than-temporary impairments

•	Evaluation of goodwill and intangible assets for impairment

•	Valuation of life and annuity deferred policy acquisition costs

•	Valuation of liabilities for property and casualty unpaid claims and claim expenses

•	Valuation of investment contract and policy reserves

•	Valuation of assets acquired and liabilities assumed under purchase accounting

Except as noted below, compared to December 31, 2018, at September 30, 2019, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates in that Form 10-K.

Valuation of Assets Acquired and Liabilities Assumed under Purchase Accounting and Purchase Price Allocation

In accounting for the acquisition of NTA, assets acquired and liabilities assumed are recognized based on estimated fair values as of the date of acquisition. The excess of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired is recognized as goodwill. A significant amount of judgment is involved in estimating the individual fair values of tangible assets, intangible assets, and other assets and liabilities. The Company uses all available information to make these fair value determinations and engages third-party consultants for valuation assistance. The fair value of assets and liabilities as of the acquisition date are estimated using a combination of approaches, including the income approach, which requires the Company to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.

The value of business acquired intangible asset represents the present value of the expected underwriting profit within policies that were in force on the date of acquisition. The value of distribution acquired intangible asset represents the present value of future business to be written by the existing agency force. The value of agency relationships intangible asset represents the present value of the commission overrides retained by NTA. The aforementioned intangible assets were valued using the income approach. The trade names intangible asset represents the present value of future savings accruing NTA by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. The state licenses intangible asset represents the regulatory licenses held by NTA that were valued using the cost approach. The valuation of NTA's policy reserves represents the present value of future benefits and expenses associated with the policies, valued using the actuarial appraisal approach.

The valuation of the assets acquired and liabilities assumed of NTA noted above required management to make multiple judgments and assumptions to project future cash flows. Assumptions included future policy and contract charges, premiums, morbidity and mortality, and persistency by product, as well as expenses, investment returns, growth rates, agent termination rates and other factors. One of the most significant inputs in these calculations is the discount rate used to arrive at the present value of the net cash flows. Actual experience on the purchased business may vary from these projections and the recovery of the net assets recorded is dependent upon the future profitability of the related business.

Results of Operations by Segment

Consolidated financial results primarily reflect the operating results of four operating segments as well as the corporate and other line. These reporting segments are defined based on financial information management uses to evaluate performance and to determine the allocation of assets.

•	Property and Casualty

•	Supplemental (see Note 1 for a description of changes to the Company's reporting segments)

•	Retirement

•	Life

•	Corporate and Other

The calculations of segment data are described in more detail in Item 1, Note 11 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The following sections provide analysis and discussion of results of operations for each of the reporting segments as well as investment results.

Property and Casualty

The following table provides certain financial information for Property and Casualty for the periods indicated.

(All comparisons versus same period in 2018, unless noted otherwise)

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2019-2018		Nine Months Ended September 30,		2019-2018
	2019	2018	Change %		2019	2018	Change %
Financial Data:
Premiums written*:
Automobile	$118.8	$120.5	-1.4%		$350.2	$350.0	0.1%
Property and other	63.7	62.2	2.4%		168.3	165.1	1.9%
Total premiums written	182.5	182.7	-0.1%		518.5	515.1	0.7%
Change in unearned insurance premiums	(12.0)	(14.1)	-14.9%		(5.9)	(13.7)	-56.9%
Total insurance premiums earned	170.5	168.6	1.1%		512.6	501.4	2.2%
Incurred claims and claims expenses:
Claims occurring in the current year	122.5	140.0	-12.5%		375.7	408.0	-7.9%
Prior years' reserve development	3.5	—	N.M.		7.5	0.3	N.M.
Total claims and claim expenses incurred	119.0	140.0	-15.0%		368.2	407.7	-9.7%
Operating expenses, including DAC amortization	45.0	45.8	-1.7%		136.9	133.7	2.4%
Underwriting gain (loss)	6.5	(17.2)	137.8%		7.5	(40.0)	118.8%
Net investment income	10.7	12.4	-13.7%		33.6	32.2	4.3%
Income (loss) before income taxes	17.4	(4.7)	N.M.		41.8	(7.2)	N.M.
Net income (loss)/core earnings*	14.2	(3.2)	N.M.		34.3	(4.4)	N.M.

Operating Statistics:
Automobile
Loss and loss adjustment expense ratio	65.8%	72.1%	-6.3	pts	70.2%	76.7%	-6.5	pts
Expense ratio	26.6%	27.4%	-0.8	pts	26.8%	26.7%	0.1	pts
Combined ratio:	92.4%	99.5%	-7.1	pts	97.0%	103.4%	-6.4	pts
Prior years' reserve development	-3.0%	—%	-3.0	pts	-1.6%	—%	-1.6	pts
Catastrophes	2.1%	0.7%	1.4	pts	1.6%	1.6%	—%
Underlying combined ratio*	93.3%	98.8%	-5.5	pts	97.0%	101.8%	-4.8	pts
Property
Loss and loss adjustment expense ratio	78.2%	106.6%	-28.4	pts	75.3%	91.1%	-15.8	pts
Expense ratio	26.1%	26.7%	-0.6	pts	26.7%	26.8%	-0.1	pts
Combined ratio:	104.3%	133.3%	-29.0	pts	102.0%	117.9%	-15.9	pts
Prior years' reserve development	—%	—%	—%		-1.2%	-0.2%	-1.0	pts
Catastrophes	22.6%	58.6%	-36.0	pts	25.9%	39.8%	-13.9	pts
Underlying combined ratio*	81.7%	74.7%	7.0	pts	77.3%	78.3%	-1.0	pts

Policies in force (in thousands)
Automobile (1)					441	466	-5.4%
Property					196	202	-3.0%
Total					637	668	-4.6%
________________
N.M. - Not meaningful.
(1)    September 30, 2019 includes assumed policies in force of 4.

For the three and nine month periods ended September 30, 2019, core earnings* increased $17.4 million and $38.7 million, respectively. This reflects 9.5 points of improvement in the Property and Casualty combined ratio year to date due to lower catastrophe losses, favorable prior years' reserve development and improved automobile underwriting results.

On a reported basis, the improvement in the automobile combined ratio for the nine month period ended September 30, 2019 was mainly attributed to 4.9 points of improvement in the underlying loss ratio* due to rate actions combined with continued stabilization in automobile loss trends. The reported property combined ratio improved 15.9 points for the nine month period ended September 30, 2019 primarily due to lower catastrophe losses. For the three month period ended September 30, 2019, the underlying property loss ratio increased 7.6 points reflecting an increase in non-catastrophe fire loss severity with no increase in frequency. For the nine month period ended September 30, 2019, the underlying property loss ratio improved 0.9 points.

Rate actions were the primary factor for the slight increase in total premiums written* for the nine month period ended September 30, 2019. For 2019, the Company's full year rate plan anticipates low-single digit average rate increases (including states with no rate actions) for both automobile and property; average approved rate changes during the first nine months of 2019 were 4.8% for automobile and 3.5% for property.

Automobile premiums written* were comparable to the three and nine month periods ended September 30, 2018. In the first nine months of 2019, the average written premium per policy and average earned premium per policy increased 4.4% and 5.7%, respectively. Based on policies in force, the automobile 12 month retention rate for new and renewal policies decreased to 80.9% from 82.5% at September 30, 2019 and 2018, respectively, with the decrease due to recent rate and underwriting actions. The number of educator policies has been stable relative to overall automobile policies as educators represented 85.3%, 85.4% and 85.4% of the automobile policies in force as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

Property and other premiums written* increased slightly for the three and nine month periods ended September 30, 2019. While the number of property policies in force has declined, the average written premium per policy and average earned premium per policy increased 6.4% and 5.2%, respectively, in the first nine months of 2019. Based on policies in force, the property 12 month retention rate for new and renewal policies decreased to 87.3% from 87.9% at September 30, 2019 and 2018, respectively. The number of educator policies has been stable relative to overall property policies as educators represented 82.6%, 82.4% and 82.4% of the property policies in force as of September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

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

Supplemental

The following table provides certain information for Supplemental for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2019-2018	Nine Months Ended September 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Financial Data:
Insurance premiums and contract deposits	$32.7	N/A	N/A	$32.7	N/A	N/A
Insurance premiums and contract charges earned	32.9	N/A	N/A	32.9	N/A	N/A
Net investment income	3.7	N/A	N/A	3.7	N/A	N/A
Benefits and settlement expenses	14.7	N/A	N/A	14.7	N/A	N/A
Operating expenses (includes DAC unlocking and amortization expense)	10.5	N/A	N/A	10.5	N/A	N/A
Intangible asset amortization expense	3.2	N/A	N/A	3.2	N/A	N/A
Income before income taxes	8.8	N/A	N/A	8.8	N/A	N/A
Net income /core earnings*	6.9	N/A	N/A	6.9	N/A	N/A

Operating Statistics:
Supplemental insurance in force (thousands)				297	N/A	N/A
Benefits ratio (1)	44.7%	N/A	N/A	44.7%	N/A	N/A
Expense ratio (2)	28.2%	N/A	N/A	28.2%	N/A	N/A
Pretax profit margin (2)	23.7%	N/A	N/A	23.7%	N/A	N/A
Persistency				88.9%	N/A	N/A
______________
N/A - The acquisition of NTA closed on July 1, 2019.
(1)    Benefits ratio measured to earned premium.
(2)    Expense ratio and pretax profit margin measured to total revenues.

Supplemental contributed $6.9 million to net income in its initial quarter with the Company. The pretax profit margin was 23.7% for the three month period ended September 30, 2019 reflecting this business' focus on efficient operations and product mix. The non-cash impact from amortization of intangible assets recognized in connection with the purchase accounting of NTA reduced pretax net income by $3.2 million.

Retirement

The following table provides certain information for Retirement for the periods indicated.

(All comparisons versus same period in 2018, unless noted otherwise)

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2019-2018	Nine Months Ended September 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Financial Data:
Contract charges earned	$6.6	$8.0	-17.5%	$22.1	$23.9	-7.5%
Net investment income	60.8	67.7	-10.2%	188.2	199.7	-5.8%
Interest credited	42.4	40.8	3.9%	126.4	119.4	5.9%
Net interest margin without net investment gains (losses)	19.5	26.9	-27.5%	64.0	80.3	-20.3%
Net interest margin - Reinsured block	(1.1)	—	N.M.	(2.2)	—	N.M.
Mortality loss and other reserve charges	0.9	1.5	-40.0%	2.7	4.8	-43.8%
Operating expenses	14.5	14.0	3.6%	44.7	42.3	5.7%
DAC and intangible asset amortization expense, excluding DAC unlocking	4.9	4.7	4.3%	15.2	14.3	6.3%
DAC unlocking	—	(0.3)	N.M.	3.6	0.1	N.M.
Other expense - goodwill impairment	—	—	N.M.	28.0	—	N.M.
Income (loss) before income taxes	7.0	16.8	-58.3%	(3.2)	48.0	-106.7%
Net income (loss)	5.9	12.1	-51.2%	(6.9)	37.6	-118.4%
Core earnings*	5.9	12.1	-51.2%	21.1	37.6	-43.9%
Operating Statistics:
Annuity contract deposits*
Variable	$54.6	$53.8	1.5%	$157.5	$151.3	4.1%
Fixed	73.7	73.2	0.7%	187.1	174.7	7.1%
Total	128.3	127.0	1.0%	344.6	326.0	5.7%
Single	81.3	80.1	1.5%	193.0	175.6	9.9%
Recurring	47.0	46.9	0.2%	151.6	150.4	0.8%
Total	128.3	127.0	1.0%	344.6	326.0	5.7%
Assets under administration (AUA)
Annuity assets under management (1)				$4,215.9	$6,997.7	-39.8%
Broker and advisory assets under administration (2)				2,259.4	333.6	N.M.
Recordkeeping assets under administration (2)				1,422.4	—	N.M.
Total				$7,897.7	$7,331.3	7.7%
Persistency
Variable annuities				94.7%	94.5%	0.2	pts
Fixed annuities				93.9%	94.2%	-0.3	pts
Total				94.2%	94.3%	-0.1	pts
Annuity contracts in force (thousands)				227	224	1.3%
Fixed spread - YTD annualized (basis points)				198	182	16	bps
_______________
N.M. - Not meaningful.

(1)	Amount reported as of September 30, 2019 excludes $673.1 million of assets under management held under modified coinsurance reinsurance.
(2)    2019 includes the results of BCG acquired on January 2, 2019.

For the three and nine month periods ended September 30, 2019, core earnings* decreased $6.2 million and $16.5 million, respectively. The three month period reflected lower net investment income associated with the reinsured block partially offset by favorable mortality costs. The nine month period reflected lower net investment income and accelerated amortization of DAC associated with the reinsured block partially offset by favorable mortality costs. The current periods also include higher operating expenses from the inclusion of BCG.

As a result of the annuity reinsurance transaction, the Company impaired goodwill associated with the annuity business of Retirement and recognized a non-cash impairment charge of $28.0 million during the second quarter of 2019.

For the three month period ended September 30, 2019, annuity contract deposits increased $1.3 million driven by slight increases in both single and recurring deposits. For the nine month period ended September 30, 2019 annuity contract deposits increased $18.6 million driven by single premium deposits. Variable annuity deposits increased $0.8 million and $6.2 million, respectively, for the three and nine month periods ended September 30, 2019. Fixed annuity deposits increased $0.5 million and $12.4 million, respectively, for the three and nine month periods ended September 30, 2019.

At September 30, 2019, assets under management were $2.8 billion below a year ago, driven primarily by the annuity reinsurance transaction. Variable assets under management, excluding amounts held under the modified coinsurance agreement, increased by $15.6 million primarily due to market performance. The year to date annualized net interest spread on fixed annuities, excluding reinsured block, increased 16 basis points.

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $523.0 million of Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company's existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $2.7 million in year one and $8.2 million in year two, further reducing the annualized net interest spread by approximately 8 basis points and 29 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.

The expectation for future annualized net interest spreads is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread, based on DAC as of September 30, 2019 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.

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

($ in millions)	September 30, 2019
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	52.5%	$1,241.9	46.9%	35.1%	$582.0
Equal to 2% but less than 3%	12.3%	291.6	83.1%	14.6%	242.3
Equal to 3% but less than 4%	25.7%	608.7	99.9%	36.7%	608.3
Equal to 4% but less than 5%	7.3%	171.7	100.0%	10.4%	171.7
5% or higher	2.2%	52.2	100.0%	3.2%	52.2
Total	100.0%	$2,366.1	70.0%	100.0%	$1,656.5

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Item 1A and other factors within this report.

Life

The following table provides certain information for Life for the periods indicated.

(All comparisons versus same period in 2018, unless noted otherwise)

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2019-2018	Nine Months Ended September 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Financial Data:
Insurance premiums and contract deposits	$27.7	$28.4	-2.5%	$82.5	$82.7	-0.2%
Insurance premiums and contract charges earned	29.7	30.2	-1.7%	90.0	90.1	-0.1%
Net investment income	18.4	19.1	-3.7%	54.8	56.6	-3.2%
Benefits and settlement expenses	19.6	20.3	-3.4%	60.7	61.2	-0.8%
Interest credited	11.2	11.3	-0.9%	33.7	33.8	-0.3%
Operating expenses	8.9	8.9	—%	27.5	27.2	1.1%
DAC amortization expense, excluding unlocking	2.0	1.8	11.1%	6.1	5.5	10.9%
DAC unlocking	—	0.1	N.M.	(0.1)	0.2	N.M.
Income before income taxes	6.4	7.0	-8.6%	17.1	19.0	-10.0%
Net income /core earnings*	5.1	5.3	-3.8%	13.6	15.0	-9.3%

Operating Statistics:
Life insurance in force				$18,937	$18,054	4.9%
Number of policies in force (thousands)				202	198	2.0%
Average face amount in force (in dollars)				$93,944	$91,030	3.2%
Lapse ratio (ordinary life insurance in force)				4.5%	4.8%	-0.3	pts
Mortality costs				$26.4	$25.9	1.9%
______________
N.M. - Not meaningful.

For the three and nine month periods ended September 30, 2019, core earnings* decreased primarily due to lower net investment income.

Life premiums and contract deposits* for the three and nine month periods ended September 30, 2019 slightly decreased due to a decline in single premiums. The ordinary life insurance in force lapse ratio was 4.5% for the 12 months ended September 30, 2019 compared to 4.8% for the 12 month period ended September 30, 2018.

Corporate and Other

The following table provides certain financial information for Corporate and Other for the periods indicated.

(All comparisons versus same period in 2018, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2019-2018	Nine Months Ended September 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Interest expense	$4.3	$2.9	48.3%	$10.2	$8.9	14.6%
Net investment gains (losses) pretax	(2.1)	2.9	N.M.	151.6	1.9	N.M.
Tax on net investment gains (losses)	(0.5)	0.7	N.M.	32.7	0.4	N.M.
Net investment gains (losses) after tax	(1.6)	2.2	N.M.	118.9	1.5	N.M.
Net income (loss)	(6.7)	(1.7)	N.M.	103.5	(9.6)	N.M.
Core earnings (loss)*	(5.1)	(3.9)	-30.8%	(15.4)	(11.1)	-38.7%
________________
N.M. - Not meaningful.

For the three and nine month periods ended September 30, 2019, core earnings* decreased driven by increased interest expense as the Company utilized its senior revolving credit facility in the current quarter to partially fund the acquisition of NTA on July 1, 2019 as well as acquisition costs associated with BCG and NTA.

Investment Results

(All comparisons versus same period in 2018, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2019-2018	Nine Months Ended September 30,		2019-2018
	2019	2018	Change %	2019	2018	Change %
Net investment income - investment portfolio	$69.2	$99.1	-30.2%	$232.3	$288.1	-19.4%
Investment income - Deposit asset on reinsurance	23.8	—	N.M.	47.0	—	N.M.
Pretax net investment gains (losses)	(2.1)	2.9	N.M.	151.6	1.9	N.M.
Pretax net unrealized investment gains on fixed maturity securities				386.1	109.6	N.M.
______________
N.M. - Not meaningful.

For the three and nine month periods ended September 30, 2019, net investment income from the investment portfolio was lower primarily because invested assets were 18.4% below the December 31, 2018 level due to assets transferred under the annuity reinsurance transaction. In addition, lower than expected new money rates and prepayments were offset by stronger returns on alternative investments.

For the three month period ended September 30, 2019, the pretax net investment loss was driven primarily by change in fair value and settlements of derivatives. For the nine month period ended September 30, 2019, pretax net investment gains were driven primarily by a $135.3 million pretax realized investment gain related to the transfer of assets as a result of the annuity reinsurance transaction and the change in fair value of the equity securities portfolio. Pretax net unrealized investment gains on securities were up $276.5 million compared to December 31, 2018, reflecting a decline in the 10-year U.S. Treasury yield of 102 basis points and tighter credit spreads across all asset classes as well as the addition of NTA's investment portfolio, offset by the impact of the aforementioned $135.3 million pretax realized investment gain related to the annuity reinsurance transaction.

Fixed Maturity and Equity Securities Portfolios

The table below presents the Company’s fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of the Company’s corporate bond holdings (based on fair value).

($ in millions)	September 30, 2019
	Number of Issuers	Fair Value	Amortized Cost	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	125	$416.7	$388.6	$28.1
Insurance	44	167.2	149.1	18.1
Energy (1)	71	126.9	117.6	9.3
Real Estate	40	114.1	107.5	6.6
HealthCare, Pharmacy	56	113.6	104.8	8.8
Technology	35	95.5	90.5	5.0
Utilities	54	78.3	69.4	8.9
Transportation	31	78.1	72.8	5.3
Telecommunications	27	54.3	48.8	5.5
Food and Beverage	24	50.5	47.2	3.3
All other corporates (2)	216	289.8	268.8	21.0
Total corporate bonds	723	1,585.0	1,465.1	119.9
Mortgage-backed securities
U.S. Government and federally sponsored agencies	269	525.3	488.7	36.6
Commercial (3)	119	361.8	339.3	22.5
Other	48	88.5	87.8	0.7
Municipal bonds (4)	538	1,676.4	1,511.9	164.5
Government bonds
U.S.	36	458.2	430.2	28.0
Foreign	10	47.9	45.3	2.6
Collateralized loan obligations (5)	118	624.4	628.9	(4.5)
Asset-backed securities	105	472.0	456.2	15.8
Total fixed maturity securities	1,966	$5,839.5	$5,453.4	$386.1

Equity securities
Non-redeemable preferred stocks	12	$55.6
Common stocks	94	28.3
Closed-end fund	1	21.6
Total equity securities	107	$105.5

Total	2,073	$5,945.0
_____________

(1)	At September 30, 2019, the fair value amount included $10.0 million which were non-investment grade.

(2)
The All other corporates category contains 19 additional industry sectors. Industrial, broadcasting & media, aerospace and defense, metal and mining and retail represented $158.8 million of fair value at September 30, 2019, with the remaining 14 sectors each representing less than $19.0 million.

(3)	At September 30, 2019, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, 52.6% are tax-exempt and 77.7% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2019.

(5)
Based on fair value, 95.8% of the collateralized loan obligation securities were rated investment grade by Standard and Poor's Global Inc. (S&P), Moody's Investors Service, Inc. (Moody's) and/or Fitch Ratings, Inc. (Fitch) at September 30, 2019.

At September 30, 2019, the Company’s diversified fixed maturity securities portfolio consisted of 3,093 investment positions, issued by 1,966 entities, and totaled approximately $5.8 billion in fair value. This portfolio was 96.7% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.4% of invested assets for A or BBB rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and fair value of the Company’s fixed maturity and equity securities portfolios by rating category. At September 30, 2019, 95.9% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities (1)

($ in millions)	Percent of Portfolio
	Fair Value		September 30, 2019
	December 31, 2018	September 30, 2019	Fair Value	Amortized Cost
Fixed maturity securities
AAA	9.1%	11.2%	$650.5	$634.1
AA (2)	44.5	43.4	2,533.8	2,348.6
A	22.4	23.0	1,343.9	1,237.6
BBB	21.2	19.1	1,116.6	1,044.1
BB	1.8	1.8	105.3	102.3
B	0.4	0.5	28.9	28.7
CCC or lower	0.1	—	0.5	0.5
Not rated (3)	0.5	1.0	60.0	57.5
Total fixed maturity securities	100.0%	100.0%	$5,839.5	$5,453.4
Equity securities
AAA	—	—	—
AA	—	—	—
A	—	—	—
BBB	49.0%	52.7%	$55.6
BB	—	—	—
B	—	—	—
CCC or lower	—	—	—
Not rated	51.0	47.3	49.9
Total equity securities	100.0%	100.0%	$105.5

Total			$5,945.0
_____________

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At September 30, 2019, the AA rated fair value amount included $458.2 million of U.S. Government and federally sponsored agency securities and $741.3 million of mortgage-backed and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P, Moody's or Fitch.

At September 30, 2019, the fixed maturity securities portfolio had $10.7 million of pretax gross unrealized investment losses on $754.1 million of fair value related to 316 positions. Of the investment positions with gross unrealized losses, there were eight trading below 80.0% of the carrying value at September 30, 2019.

The Company views the unrealized investment losses of all of the fixed maturity securities at September 30, 2019 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment (OTTI).

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2019 and 2018, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company engaged in such relationships.

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

($ in millions)	Nine Months Ended September 30,		2019-2018
	2019	2018	Change %
Net cash provided by operating activities	$207.2	$217.5	-4.7%
Net cash used in investing activities	(65.6)	(183.8)	64.3%
Net cash used in financing activities	(114.2)	(34.9)	N.M.
Net increase (decrease) in cash	27.4	(1.2)	N.M.
Cash at beginning of period	11.9	7.6	56.6%
Cash at end of period	$39.3	$6.4	N.M.
______________
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

For the nine months ended September 30, 2019, net cash provided by operating activities decreased $10.3 million compared to the same period in 2018, primarily due to a decrease in Investment income collected and an increase in Policy acquisition and other operating expenses paid, partially offset by an increase in Premiums collected.

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

During the first quarter of 2019, HMEC acquired BCG and during the third quarter of 2019, HMEC acquired NTA.

Financing Activities

Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, changes in deposit asset on reinsurance, net, issuances and repurchases of HMEC's common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.

Horace Mann Life Insurance Company (HMLIC), one of the Company's subsidiaries, operates under funding agreements with FHLB. In January 2019, HMLIC received an additional $175.0 million from FHLB under funding agreements and receipt of those funds have been reported in Annuity Contracts: Variable, Fixed and FHLB Funding Agreements, Deposits. During the third quarter of 2019, HMLIC paid down $275.0 million on FHLB funding agreements and thus, advances to HMLIC from FHLB under funding agreements totaled $525.0 million as of September 30, 2019. For the nine month period ended September 30, 2019, cash inflows from annuity contract deposits, excluding the additional $175.0 million received from FHLB, increased $18.6 million, or 5.7%, compared to the prior year period. Cash outflows from annuity contract benefits, withdrawals and net transfers to Separate Account (variable annuity) assets decreased $19.8 million, or 5.9%, compared to the prior year period.

Financing activities for the nine month period ended September 30, 2019 also includes a one-time cash payment of $124.1 million as part of the initial transfer under the annuity reinsurance transaction.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (NAIC). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2019 from all of HMEC's insurance subsidiaries without prior regulatory approval is $43.2 million, of which $6.5 was paid during the nine month period ended September 30, 2019. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in Item 8, Note 10 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The total capital of the Company was $2,011.6 million at September 30, 2019, including $433.0 million of short-term and long-term debt. Total debt represented 24.8% of total capital excluding net unrealized investment gains on fixed maturity securities (21.5% including net unrealized investment gains on fixed maturity securities) at September 30, 2019, which was below the Company's long-term target of 25%.

Shareholders' equity was $1,578.6 million at September 30, 2019, including net unrealized investment gains on fixed maturity securities in the Company’s investment portfolio of $266.4 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. At September 30, 2019, the market capitalization of the Company was approximately $1,909.4 million (41,213,085 shares at $46.33 per share). Book value per share was $38.30 at September 30, 2019 ($31.84 excluding net unrealized investment gains on fixed maturity securities*).

Additional information regarding net unrealized investment gains on fixed maturity securities in the Company's investment portfolio at September 30, 2019 is included in Item 1, Note 3 of the Consolidated Financial Statements and in Item 2, Results of Operations by Segment in this report.

Total shareholder dividends paid were $35.5 million for the nine month period ended September 30, 2019. In March, May and September 2019, the Board of Directors approved regular quarterly dividends to $0.2875 per share.

For the nine month period ended September 30, 2019, the Company did not repurchase any shares of its common stock under its share repurchase program, which is further described in Item 8, Note 9 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, $22.8 million remained authorized for future share repurchases under the repurchase program.

The following table summarizes the Company's debt obligations.

($ in millions)	September 30, 2019	December 31, 2018
Short-term debt:
Bank Credit Facility, expires June 21, 2024	$135.0	$—

Long-term debt:
4.50% Senior Notes, due December 1, 2025. Aggregate principal amount of $250 million less unaccrued discount of $0.4 million and $0.5 million (4.5% imputed rate) and unamortized debt issuance costs of $1.6 million and $1.8 million	248.0	247.7
FHLB borrowing	50.0	50.0
Total	$433.0	$297.7

As of September 30, 2019, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes due 2025), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in the Item 8, Note 7 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

As of September 30, 2019, the Company had $50.0 million outstanding with FHLB. For FHLB borrowings, the Board has authorized a maximum amount equal to the greater of 10% of admitted assets or 20% of surplus of the consolidated property and casualty companies. For the total $50.0 million received, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 2.45% as of September 30, 2019. Horace Mann Insurance Company's (HMIC) FHLB borrowings of $50.0 million are included in Long-term debt on the Consolidated Balance Sheets.

On June 21, 2019, the Company, as borrower, replaced its current line of credit with a new five-year Credit Agreement (Bank Credit Facility). The credit agreement extends the commitment termination date to June 21, 2024 from the previous termination date of June 27, 2023. The new Bank Credit Facility increased the amount available on this senior revolving credit facility to $225.0 million from $150.0 million. PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A. served as joint leads on the new agreement, with The Northern Trust Company, U.S. Bank National Association, KeyBank National Association, Comerica Bank and Illinois National Bank participating in the syndicate. Terms and conditions of the new Bank Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points. As described in Item 1, Note 8 of the Consolidated Financial Statements, the Company utilized the senior revolving credit facility to partially fund the acquisition of NTA. Moving forward, the Company will use the senior revolving credit facility for ongoing working capital, capital expenditures and general corporate expenditures. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2019. As of September 30, 2019, the Company had $135.0 million outstanding under the senior revolving credit facility.

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
Financial Ratings

HMEC's principal insurance subsidiaries are rated by S&P, Moody's, A.M. Best Company, Inc. (A.M. Best) and Fitch. These rating agencies have also assigned ratings to the Company's long-term debt securities. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, the Company's access to sources of capital, cost of capital, and competitive position. These ratings are not a recommendation to buy or hold any of the Company's securities.

Assigned ratings for HMEC and its Property and Casualty and its Life insurance subsidiaries were reviewed by all of the rating agencies in June and July 2019 in conjunction with the announcement of the Company's financing plans to purchase NTA. A.M. Best and S&P affirmed the ratings that were in place at December 31, 2018. Moody's and Fitch affirmed their ratings with a stable outlook, removing negative watches from their respective debt and insurance financial strength ratings placed after the announcement of NTA acquisition in December 2018.

All four agencies currently have assigned the same insurance financial strength ratings to the Company's Property and Casualty and the Company's Life insurance subsidiaries. Only A.M Best currently rates the Company's Supplemental segment's subsidiaries. Assigned ratings as of October 31, 2019 were as follows:

Insurance Financial
	Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of October 31, 2019
S&P	A	(stable)	BBB	(stable)
Moody’s	A2	(stable)	Baa2	(stable)
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)
HMEC's Life	A	(stable)	N.A.
HMEC's Property and Casualty subsidiaries	A	(stable)	N.A.
HMEC's Supplemental segment's subsidiaries	A-	(stable)	N.A.
Fitch	A	(stable)	BBB	(stable)

Reinsurance Programs

Information regarding the reinsurance programs for the Company's Property and Casualty and Life segments is located in Item 8, Note 6 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

A life insurance subsidiary of the Supplemental segment cedes life insurance risks on both a yearly renewable term and on a coinsurance basis in excess of certain retention limits. Ceding risks does not relieve the originating insurance company of primary liability; however, it does provide for the recovery from the reinsurer of a portion of the benefits paid. The life insurance subsidiary remains contingently liable for all amounts due to the policyholders should the reinsurer default.

Effective April 1, 2019, the Company reinsured a block of approximately $2.9 billion of individual annuity policy liabilities to AA- S&P rated RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Incorporated (RGA). The block includes $2.2 billion of fixed annuities reinsured under coinsurance and $0.7 billion of variable annuities reinsured under modified coinsurance. RGA's financial obligations for the general account liabilities of the reinsured annuity contracts are secured by its assets placed in a comfort trust for HMLIC's sole use and benefit. Upon RGA's material breach of the reinsurance agreement, deterioration of its risk-based capital (RBC) ratio to a certain level, or certain other events, HMLIC may recapture the reinsured business.

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

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company's investments and the credited interest rates on the Company's insurance and investment contract liabilities. See also Results of Operations regarding interest credited to policyholders.

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

More detailed descriptions of the Company's exposure to market value risks and the management of those risks is presented in Item 7A, Quantitative and Qualitative Disclosures about Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.     Controls and Procedures

Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2019 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic Securities and Exchange Commission filings. No material weaknesses in the Company's disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

Except as noted below, there were no changes in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On July 1, 2019, the Company completed its acquisition of NTA. The Company is in the process of integrating NTA and the Company's controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Therefore, the Company has elected to exclude NTA from the Company's assessment of internal control over financial reporting as of September 30, 2019.

Concurrent with the NTA acquisition, changes were made to the relevant business processes and the related control activities over purchase accounting in order to monitor and maintain appropriate controls over financial reporting.
PART II: OTHER INFORMATION

Item 1A.    Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. However, the following risk factor has emerged as a result of transactions that occurred subsequent to year end.

The Company is subject to the credit risk of its counterparties, including reinsurers who reinsure business from the Company's insurance companies.

The Company's insurance subsidiaries may cede certain risks to third-party insurance companies through reinsurance. One of the Company's insurance subsidiaries, Horace Mann Life Insurance Company (HMLIC), entered into a reinsurance agreement with RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Incorporated (RGA) to effectuate the reinsurance of a block of HMLIC's in force fixed and variable annuities on a coinsurance and modified coinsurance basis. The variable portion of the reinsured annuities is reinsured on a modified coinsurance basis and assets supporting the variable account liabilities are still held by HMLIC in its separate accounts. Because the reinsurance agreement covers a large volume of HMLIC's in force business, the transaction exposes HMLIC and in turn, the Company, to a concentration of credit risk with respect to this counterparty. RGA's financial obligations for the general account liabilities of the reinsured annuity contracts are secured by its assets placed in a comfort trust for HMLIC's sole use and benefit. Upon RGA's material breach of the reinsurance agreement, deterioration of its risk-based capital (RBC) ratio to certain level, or certain other events, HMLIC may recapture the reinsured business. However, in the event of RGA's insolvency, HMLIC's right to use the assets in the trust account may be delayed. Also, if at the time of its insolvency the trust account is not funded at a level to fully discharge all its obligations, HMLIC's claims to the extent not covered by the assets in the trust would be those of a general creditor.

Risks Related to Acquisitions
The integration of National Teachers Associates Life Insurance Company (NTA) into the Company may not be as successful as anticipated.
The NTA acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks. Difficulties in executing the acquisition strategy may cause the Company's financial results to differ from its expectations or the expectations of the investor community. Potential difficulties that may be encountered in the integration process include, among other factors:

•	the inability to successfully integrate the businesses and distribution force of NTA in a manner that permits the Company to achieve the full revenue and cost savings desired from the acquisition;

•	complexities associated with managing the larger, more complex, business;

•	loss of key employees

•	the disruption of, or the loss of momentum in, each company's ongoing business

Lack of successful execution on acquisition strategies could result in impairment of goodwill and intangible assets.

The Company accounted for the NTA and Benefit Consultants Group, Inc.(BCG) acquisitions using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recognized on the Company's consolidated balance sheet at their respective fair values as of the acquisition date, including recognition of intangible assets. Any excess of the purchase consideration over the fair value of the acquired net tangible and intangible assets is recognized as goodwill.
As of September 30, 2019, the Company's consolidated balance sheet reflected preliminary estimates of goodwill and other intangible assets of $29.4 million and $181.1 million, respectively, recognized in connection with the NTA and BCG acquisitions. To the extent the acquisitions do not provide the modeled returns, the value of goodwill or intangible assets could become impaired and thus, the Company may be required to recognize material non-cash charges relating to such impairment.
Risks Related to Supplemental Segment

Actual experience may differ from actuarial assumptions which could adversely affect the Company's profitability, results of operations, and financial condition.

Historical results may not be indicative of future performance due to, among other things, changes in the Company’s mix of business, regulatory actions or changes in legal doctrine impacting the Company's products or lines of business, or any number of economic cyclical effects. Reserves do not represent an exact calculation of future benefit liabilities but are instead actuarial and statistical-based estimates. Actual experience may differ from the Company's reserve assumptions. There are no assurances that reserves will be sufficient to fund the Company's future liabilities in all scenarios. Future loss development may require reserves to be increased, which could adversely affect earnings in current and future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity, mortality, persistency, and interest rates used in calculating the reserve amounts, which could have a material adverse effect on the Company's results of operations or financial condition.

Conditions in the general economy and negative developments related thereto could adversely affect the Company’s profitability, growth, and financial condition.

Unfavorable economic conditions may result in lower sales, lower premium growth and persistency, higher claims incidence, and longer claims duration-any of which may adversely affect the Company's results of operations or financial condition. In particular, factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, and inflation all have the potential to affect the business and economic environment and, ultimately, the amount and profitability of the Company. Given the nature of the Company's products, in an economic environment characterized by higher unemployment, lower personal income, and reduced consumer spending, new product sales may be adversely affected. The Company's premium growth may also be negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth or decline in the number of employees in the Company's target markets. In addition, during such periods, the Company may experience higher claims incidence, longer claims duration, and/or an increase in policy lapses-any of which could have a material adverse effect on the Company's results of operations or financial condition. Programs such as healthcare reform and financial services sector reform may compete with or diminish the need or demand for the Company's products, particularly as it may affect the ability to sell the Company's products through employers or in the workplace.

The Company is subject to extensive regulation which may increase capital requirements, impact the cost or demand for the Company's products, and adversely affect the Company's profitability, liquidity, or growth.

The Company is subject to extensive regulatory scrutiny. Regulatory authorities have been established (i.e., state insurance departments) and granted broad administrative powers over many aspects of the insurance industry. These laws and regulations can be complex and subject to differing interpretations. Heightened oversight by regulatory authorities could potentially impact the Company's business, results of operations, or financial condition. Existing or future laws and regulations may become more restrictive or otherwise adversely affect the Company's operations. Failure to comply with or obtain appropriate exemptions under any applicable laws or regulations could result in restrictions on the Company's ability to do business in one or more of the jurisdictions in which it operates and could result in fines and other sanctions, which could have a material adverse effect on the Company's results of operations or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 30, 2015, the Company's Board of Directors authorized a share repurchase program allowing repurchases of up to $50.0 million. The share repurchase program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program does not have an expiration date and may be limited or terminated at any time without notice. During the three month period ended September 30, 2019, the Company did not repurchase shares of HMEC common stock. As of September 30, 2019, $22.8 million remained authorized for future share repurchases.

Item 5.    Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three month period ended September 30, 2019 which has not been filed with the SEC.

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

10.7*
Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 8, 2019	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 8, 2019	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	November 8, 2019	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Vice President, Controller and
Principal Accounting Officer