Form 10-K
period 2019-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2020-03-02
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Registrant's Telephone Number, Including Area Code: 217-789-2500

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	Trading Symbol	which registered
Common Stock, par value $0.001 per share	HMN	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2019, was $1,619.7 million.

As of February 15, 2020, the registrant had 41,266,751 shares of Common Stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

HORACE MANN EDUCATORS CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2019

PART I
Item 1 I Business
Measures within this Annual Report on Form 10-K that are not based on accounting principles generally accepted in the U.S. (non-GAAP) are marked with an asterisk (*) the first time they are presented within Part I - Item 1 of this report. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) in the Appendix to the Company's Fourth Quarter 2019 Investor Supplement.
Forward-looking Information
The Company's actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in Part I - Item 1A and in Part II - Item 7 of this report.
Overview, History and Available Information
Horace Mann Educators Corporation (HMEC; and together with its subsidiaries, the Company or Horace Mann) is an insurance holding company incorporated in Delaware. Through its subsidiaries, the Company markets and underwrites:

•	personal lines of property and casualty insurance, primarily automobile and property coverages

•	supplemental insurance, primarily heart, cancer, accident and limited short-term supplemental disability coverages

•	retirement products, primarily tax-qualified annuities

•	life insurance, primarily whole life, term and indexed universal life (IUL)
The Company conducts and manages its business through a total of five reporting segments. The four operating segments, representing the major lines of insurance business, are: Property and Casualty, Supplemental, Retirement and Life. The Company does not allocate the impact of corporate-level transactions to the four operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fifth reporting segment, Corporate and Other.
Founded by Educators for Educators®, the Company's business began in Springfield, Illinois in 1945 when two school teachers started selling automobile insurance to other teachers within Illinois. The Company expanded its business to other states and broadened its product line to include life insurance in 1949, 403(b) tax-qualified retirement annuities in 1961 and property insurance in 1965. On July 1, 2019, the Company added its newest segment - Supplemental - when it acquired all of the equity interests in NTA Life Enterprises, LLC (NTA).

Horace Mann Educators Corporation	Annual Report on Form 10-K 1

In November 1991, HMEC completed an initial public offering of its common stock. The common stock is traded on the New York Stock Exchange (NYSE) under the symbol HMN.
Today, the Company markets primarily to K-12 teachers, administrators and other employees of public schools and their families. The Company's more than one million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on retirement, security, savings and primary insurance needs. Management believes that the Company is the largest national multi-line insurance company focused on the nation's educators as its primary market.
Horace Mann markets primarily through a dedicated sales force of full-time Exclusive Distributors supported by the Company's Customer Contact Center. These agents sell Horace Mann's products and limited third-party vendor products made available through the Horace Mann General Agency. Some of these agents are former educators or individuals with close ties to the educational community who utilize their contacts within, and knowledge of, the target market.
The Company is one of the largest participants in the K-12 educator portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company's 403(b) tax-qualified annuities are voluntarily purchased by individuals employed by public school systems or other tax-exempt organizations through employee benefit plans of those entities.
The Company's new Supplemental segment predominantly sells a variety of guaranteed renewable supplemental health insurance products including heart, cancer, accident and limited short-term supplemental disability coverages to the K-12 education market. Approximately 80% of its 150,000 households are individuals employed by educational institutions; the remainder generally are other public sector employees such as firefighters.
Including results for the Supplemental segment since the date it was acquired, the Company's insurance premiums and contract charges earned for the year ended December 31, 2019 were $898.0 million and insurance premiums written and contract deposits* for the year ended December 31, 2019 were $1.3 billion. Net income was $184.4 million. The Company's total assets were $12.5 billion at December 31, 2019. The Company's investment portfolio had an aggregate fair value of $6.6 billion at December 31, 2019 and consisted primarily of investment grade fixed maturity securities.
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports, are available free of charge through the Investors section of the Company's website, www.horacemann.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The EDGAR filings of such reports are also available at the SEC's website, www.sec.gov.
Also available in the Investors section of the Company's website are its corporate governance principles, code of conduct, code of ethics, and corporate social responsibility reports, as well as the charters of the HMEC Board of Director's (Board) Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee, and Nominating and Governance Committee. Copies also may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, Springfield, Illinois 62715-0001.
On June 19, 2019, the Chief Executive Officer (CEO) of HMEC submitted the Annual Section 12(a) CEO Certification to the NYSE without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2018, the CEO and Chief Financial Officer (CFO) certifications required under Section 302 of the Sarbanes-Oxley Act.
Corporate Strategy
The Company's vision is to be the company of choice to provide financial solutions for educators and others who serve their communities. Management believes the unique value of the Company is providing solutions tailored for educators at each stage of their lives, empowering them to achieve lifelong financial success.
Education Market
Today, the Company serves approximately 470,000 educator households in roughly half of the of the K-12 public school buildings in its market footprint in the U.S., with significant opportunity to grow in this niche market. The U.S. Department of Education estimates that there are approximately 6.4 million K-12 public school teachers,

2 Annual Report on Form 10-K	Horace Mann Educators Corporation

administrators and support staff nationwide, a number that is steadily growing. Adjacent markets such as private education staff offer further opportunity.
Because of the focus on this niche market, the Company has a homogeneous customer set with similar characteristics and preferred risk profiles. This allows for more precise underwriting processes and more targeted marketing operations, amplifying the benefit of successful approaches.
In addition, the Company has taken steps to increase its "business-to-business" value to administrators and business officials who make decisions on financial solution providers at the school district level.
Growth Strategy
Over the past several years, the Company has established its solutions orientation for the education market through a focus on products, distribution and infrastructure (PDI):

•	Products designed to meet educators’ needs and protect their unique risks;

•	Knowledgeable, trusted distribution tailored to educator preferences; and,

•	Modern, scalable infrastructure that is easy to do business with.
In addition, the Company completed three transactions in 2019 that supported its PDI strategy: acquiring NTA and Benefit Consultants Group, Inc. (BCG), as well as reinsuring a $2.9 billion block of legacy annuity business. The annuity reinsurance transaction reduced the Company's interest rate risk while releasing capital that was redeployed into higher-margin products through the acquisition of NTA.
As a result, the Company has become a larger, more diverse company that expects to continue its transformation by leveraging its market leadership to increase its share of the education market.
Relevant Products
At the core of Horace Mann’s value proposition is the commitment to providing relevant products and solutions to address the issues that educators face at each stage of their career and life. For example, for young educators new to the profession, student loan debt often precludes saving for retirement at the point when those savings would have the most time to grow and make a significant impact at retirement age. Through the Company’s Student Loan Solutions program, educators receive complimentary financial guidance to pursue public servant forgiveness or alternate repayment programs, or consolidate loans at a lower rate, freeing up money to begin a savings program.
Other solutions are valuable to educators across all career stages. Many educators are concerned about the rising out-of-pocket expenses stemming from unexpected medical events. Supplemental solutions, like cancer, heart and accident coverages, offer a defined dollar benefit that can be used for medical or non-medical expenses of an accident or health emergency. This can help customers address unexpected issues without needing to draw down retirement or other savings.
Trusted Distribution
The Company aims to provide multiple complementary distribution channels to meet individual educator preferences. The largest component of this strategy is the Company’s agency force, which builds strong relationships at the school and district level. These more than 800 local agents serve as a partner to educational institutions, providing financial wellness workshops in schools, consulting with educators and administrators, and supporting school events and activities. This trusted adviser model builds particularly strong brand loyalty and affinity. With the acquisition of NTA, the Company added approximately 200 captive agents experienced in school worksite marketing in largely complementary geographies.
To build brand awareness, engage with the educator community, and stay abreast of developments and challenges faced by educators, the Company partners with multiple national, state and local associations. Through strategic alliances with a diverse group of educator associations (e.g., the American Association of School Administrators, The School Superintendents Association and the Association of School Business Officials), the Company builds relationships with administrators.  Through partnerships with some state and local National Education Association (NEA) teacher associations and sponsoring the teacher of the year award with the NEA Foundation, the Company has the opportunity to build its brand awareness and discuss issues and challenges faced by individual educators.

Horace Mann Educators Corporation	Annual Report on Form 10-K 3

To meet the preferences of customers who prefer "on demand" services, the Company’s direct sales team is available by phone or electronically to respond to questions or bind coverages. Customers can also secure auto, home, supplemental and life quotes and coverage comparisons online.
Modern Infrastructure
The Company is implementing a multi-year effort to upgrade its infrastructure to provide an enhanced customer experience. One current example is the Guidewire property and casualty administrative platform. In 2020, the Company plans to on-board 14 states on to the Guidewire platform -- representing more than 60% of its customer base. This will increase customer convenience through improved digital capabilities, e-signatures, real-time policy issuance and changes, coverage comparison features and consolidated billing. The first phase of the Guidewire implementation, encompassing the claims system completed in 2017, resulted in reduced cycle times and more insight into customer and loss trends.
Through the acquisition of BCG, the Company strengthened its retirement platform to better meet the needs of employers, as well as other worksite capabilities. This strengthened Horace Mann's value proposition and enhanced its retirement plan infrastructure and offerings for school districts.
Reporting Segments
The Company conducts business primarily in five reporting segments: Property and Casualty, Supplemental, Retirement, Life and Corporate and Other.
These segments are defined based on the way management organizes the segments for making operating decisions and assessing performance. Management maintains discrete financial information by these segments to evaluate performance and allocate resources.
The calculations of segment data are described in more detail in Part II - Item 8, Note 18 of the Consolidated Financial Statements in this report. Additionally, the business operations of each segment are explained in this section. The financial performance of each segment is discussed in Part II - Item 7 of this report.
Property and Casualty
The Company's primary Property and Casualty insurance products include private passenger automobile insurance and residential home insurance.
The Company offers standard auto coverages, including liability, collision and comprehensive. Property coverage includes both homeowners and renters policies. For both auto and property coverage, the Company offers educators a discounted rate and the Educator Advantage® package of features. This includes value-added benefits specifically for educators, such as liability coverage for transporting students in an insured vehicle and reimbursement for stolen school fundraising items.

433,060 auto policies in force and
193,727 property policies in force at December 31, 2019

The Company has programs in a majority of states to provide higher-risk automobile and property coverages. The Company also has a number of other insurance coverages with third-party vendors who underwrite and bear the risk of such insurance. The Company receives commissions on these sales.
Similarly, the Company has increased its offering of third-party vendor products in many areas to meet additional educator needs such as coverage for small business owners or classic/collector automobiles.

4 Annual Report on Form 10-K	Horace Mann Educators Corporation

Catastrophe Costs (Pretax) (1)
The level of catastrophe costs can fluctuate significantly from year to year. The Company's catastrophe costs for the last five years are shown in the following table ($ in millions).

Year	Month	Event Description	States/Region	Total
2019				$52.0
	May	Wind and Hail	CO, IA, IL, IN, KS, MO, NE, OH, OK, PA, WY	5.5
		Other single events less than $5.0 million		46.5
2018				$114.1
	March	Winter Storm	Northeastern U.S.	3.5
	June	Wind and Hail	CO, UT	8.2
	July	Carr Fire	CA	5.9
	September	Hurricane Florence	Southeast and Mid-Atlantic	11.4
	October	Hurricane Michael	Southeastern U.S.	4.5
	November	Camp Fire	CA	31.2
		Other single events less than $5.0 million		49.4
2017				$61.8
	May	Wind, Hail, Tornado	CO	10.0
	June	Wind and Hail	MN (primarily)	10.0
	August	Hurricane Harvey	Southeastern U.S.	4.8
	August	Hurricane Irma	Eastern U.S.	3.0
		Other single events less than $5.0 million		34.0
2016				$60.0
	April	Wind and Hail	FL, TX	9.3
	September	Hurricane Matthew	Southeastern U.S.	10.0
		Other single events less than $5.0 million		40.7
2015				$44.4
	February	Winter Storm	Midwest & Eastern U.S.	8.9
		Other single events less than $5.0 million		35.5

(1)	Net of reinsurance and before income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums; excludes unallocated loss adjustment expenses.

Horace Mann Educators Corporation	Annual Report on Form 10-K 5

Fluctuations in catastrophe losses impact a property and casualty insurance company's claims and claim adjustment expenses incurred and paid.
Claims and Claim Expenses Incurred(1)(2), 2017-2019 ($ in millions)

(1)
Claims and claim expenses incurred include the impact of prior years' reserve development as quantified in Property and Casualty reserves. Catastrophe totals are net of reinsurance and before income tax benefits.

(2)	Excludes 2018 reinsurance reinstatement premiums.
Property and Casualty Reserves
Property and Casualty unpaid claims and claim expenses (loss reserves) represent management's estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims that have been incurred but not yet reported (IBNR). The Company calculates and records a single best estimate of the reserve as of each reporting date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate Property and Casualty reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending Property and Casualty insurance claims and claim expense reserves and prior years' reserve development recorded in each of the three years ended December 31, 2019, see Part II - Item 8, Note 8 of the Consolidated Financial Statements, and Part II - Item 7, Critical Accounting Estimates and Results of Operations for the Property and Casualty Segment for the Three Years Ended December 31, 2019 in this report.
All of the Company's reserves for Property and Casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on the reserves. Due to the nature of the Company's personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmental related items such as mold.
Property and Casualty Reinsurance
All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Past due reinsurance recoverables as of December 31, 2019 were not material.
The Company maintains catastrophe excess of loss reinsurance coverage. For 2019, the Company's catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund. The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a $25.0 million retention per occurrence up to $175.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million. The Company's 2020 catastrophe excess of loss coverage is unchanged from 2019.

6 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
For liability coverages, in 2019 the Company reinsured each loss above a retention of $1.0 million up to $5.0 million per occurrence and $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply. The Company's 2020 liability coverages are unchanged from 2019.
The Company markets personal lines excess liability policies. The limits of these policies are $1.0 million to $5.0 million in excess of $0.5 million of underlying auto and homeowners liability coverage. The Company reinsures these policies on a quota share basis with General Reinsurance Corporation who assumes 95% of losses, including allocated loss adjustment expenses and premiums for all states except Massachusetts. For business written in Massachusetts, the quota share portion is 75%.
For auto insurance sold in Michigan, Personal Injury Protection (PIP) coverage is unlimited in compliance with Michigan state law. The Company participates in the Michigan Catastrophic Claims Association (MCCA). For policies issued in 2019, MCCA reimburses PIP losses including allocated loss adjustment expenses in excess of $0.6 million.
For property coverages, in 2019 the Company reinsured each loss above a retention of $1.0 million up to $5.0 million per risk, including catastrophe losses. Also, the Company could submit to the reinsurers two per risk losses from the same occurrence for a total of $8.0 million of property recovery in any one event. The Company's 2020 property coverages are unchanged from 2019.
The following table identifies the Company's most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (A.M. Best) and Standard & Poor's Global Inc. (S&P) as of January 1, 2020. No other single reinsurer's percentage participation in 2020 or 2019 exceeds 5%. The Company monitors reinsurers' financial strength by reviewing A.M. Best and S&P ratings.
Property Catastrophe First Event Excess of Loss Reinsurance Participants In Excess of 5%

A.M. Best Rating	S&P Rating	Reinsurer	Parent	2020	2019
A	A+	Lloyd's of London Syndicates		22%	28%
A+	AA-	Swiss Re Underwriters Agency, Inc.	Swiss Re Ltd.	10%	7%
NR	AA-	R+V Versicherung AG	DZ BANK AG	9%	8%
A+	AA-	SCOR Global P&C SE	SCOR SE	7%	7%
NR - Not rated.

Horace Mann Educators Corporation	Annual Report on Form 10-K 7

Supplemental
The Company's new Supplemental insurance products include heart, cancer, accident and limited short-term supplemental disability coverages and it also markets life insurance products. A typical supplemental policy offers "HIPAA Excepted" benefits with simplified issuance. Supplemental insurance products are limited benefit products that offer defined benefit amounts paid directly to the insured, and are payable in addition to any other insurance coverages. An insured can use the supplemental payments to cover medical or non-medical costs of a covered injury or illness.
Supplemental products continue to gain popularity in the changing healthcare landscape with higher deductible health care plans and expanded voluntary offerings along with an increasing focus on health and wellness. The Company's supplemental products are well designed, offering indemnity benefits only rather than reimbursement of actual costs. The benefit risk is well controlled with no coverage for pre-existing conditions and specified benefit maximums per occurrence or time period. Diagnosis or treatment is required for benefit payment.
The limited supplemental disability products have elimination and short-term benefit periods. Sound underwriting techniques and significant underwriting expertise help ensure loss experience is commensurate with pricing expectations.

297,000 total Supplemental policies in force at December 31, 2019

Supplemental Reserves
Supplemental policy reserves represent management's estimate of the present value of the future ultimate benefits to be provided for heart, cancer, accident and limited short-term supplemental disability claims. Unpaid claims and claim expenses provide provisions for claims reported to the Company plus an estimated accrual for IBNR claims.
Supplemental Reinsurance
The Company retains all of the risk on its supplemental health product lines, including accidental death risk embedded within certain products.  However, the Company’s other accidental death and dismemberment risk issued through all other policies and riders are ceded 100%.  The maximum life insurance risk retained on any individual life by the Company's Supplemental segment is $100,000. The excess risk on the life insurance products issued by the Company's Supplemental segment is ceded to and reinsured by a third party that is rated A (Excellent) by A.M. Best.
Retirement
Educators in the Company's target market continue to benefit from the provisions of Section 403(b) of the Internal Revenue Code (Code). This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to utilize pretax income to make periodic contributions to a qualified retirement plan (also see Regulation — Regulation at Federal Level).

8 Annual Report on Form 10-K	Horace Mann Educators Corporation

The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the K-12 educator portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. Of the Company's annuity contract deposits* in 2019, 51.8% were for 403(b) tax-qualified annuities, and 62.2% of accumulated annuity value on deposit is 403(b) tax-qualified. To further assist registered representatives in delivering the Horace Mann Value Proposition, the Company has entered into third-party vendor agreements to market 529 college savings programs and provide brokerage clearing arrangements.
Annuity Reinsurance
Effective April 1, 2019, the Company reinsured a block of approximately $2.9 billion of policy liabilities related to legacy individual annuities written in 2002 or earlier. The block includes $2.2 billion of fixed annuities with a minimum guaranteed crediting rate of 4.5% that represented approximately 50% of the Company’s fixed annuity assets under management at March 31, 2019, and $700 million of variable annuities. The reinsurance is structured as coinsurance for the fixed annuities and modified coinsurance for the variable annuities with RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Incorporated (RGA). The Company determined that the reinsurance agreement does not expose the reinsurer to a reasonable possibility of significant loss from insurance risk. Therefore, the Company recognizes the reinsurance agreement using the deposit method of accounting.
Assets under Management
The Company markets both fixed and variable annuity contracts, primarily on a tax-qualified basis. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2019 was $4.4 billion, net of the reinsured block.
Fixed-only annuities provide a guarantee of principal and a guaranteed minimum rate of return. These contracts are backed by the Company's general account investments. The Company bears the investment risk associated with the investments and may change the declared interest rate on these contracts subject to contract guarantees.
The Company also offers fixed indexed annuity (FIA) products with interest crediting strategies linked to the S&P 500 Index and the Dow Jones Industrial Average (DJIA).

229,000 annuity contracts in force at December 31, 2019
Variable annuities combine a fixed account option with equity-linked and bond-linked sub-account options. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, contractholders are able to choose the investment mix that matches their personal risk tolerance and retirement goals. As of December 31, 2019, the Company had 110 variable sub-account options including funds managed by some of the larger participants in the mutual fund industry.
In 2017, the Company introduced the Personal Retirement Planner annuity series, which includes a flexible premium deferred variable annuity, a flexible premium deferred fixed indexed annuity, a single premium deferred fixed annuity and a single premium immediate annuity. Consistent across all of these products is the elimination of any surrender charges for early withdrawal.
Assets under Administration
In addition to annuities, the Company markets the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans. This platform combines a wide array of mutual funds integrated with a group unallocated fixed annuity stable value fund. This platform provides the Company with greater flexibility to offer customized 403(b)(7) and other qualified plan solutions to better meet the needs of school districts and other non-for-profit plan sponsors. After the acquisition of BCG, the Company migrated the administration of its Horace Mann Retirement Advantage® platform from a third-party vendor to the BCG platform. The Company offers its group unallocated fixed annuity, Horace Mann Stable Value Solution, as an option within a number of the 401(k) plans BCG administers. BCG had $1.5 billion of recordkeeping assets and $2.0 billion of advisory assets as of December 31, 2019.

Horace Mann Educators Corporation	Annual Report on Form 10-K 9

Retirement Assets Under Administration, 2017-2019 ($ in billions)

Life
The Company entered the individual life insurance business in 1949. The Company primarily offers traditional term and whole life insurance products as well as IUL products and, from time to time, revises products and product features or develops new products. Additionally, the Company offers educator rates for its customers.
During 2019, the average face amount of ordinary life insurance policies issued by the Company was approximately $199,000 and the average face amount of all ordinary life insurance policies in force at December 31, 2019 was approximately $95,000.
The Company offers a lineup of several product portfolios. Life by Design® is a portfolio of Horace Mann manufactured and branded life insurance products that specifically address the financial planning needs of educators. The Life by Design® portfolio features individual whole life and individual term products, including 10, 15, 20 and 30-year level term policies. The Life by Design® policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts.

149,887 whole life, term and group policies in force; 50,973 Experience Life and IUL policies in force at December 31, 2019

10 Annual Report on Form 10-K	Horace Mann Educators Corporation

The Company offers a combination product called Life Select® that mixes a base of either traditional whole life, 20-pay life or life paid-up at age 65 with a variety of term riders to allow for more flexibility in tailoring the coverage to customers' varying life insurance needs. Additional products include single premium whole life products and Cash Value Term — a term policy that builds cash value while providing the income protection of traditional level term life insurance.
The Company offers an IUL product with interest crediting strategies linked to the S&P 500 Index and the DJIA offering a contingent return based on equity market performance. Along with expanded product offerings, new marketing support tools continue to be introduced to aid the agency force.
Life Reinsurance
The maximum individual life insurance risk retained by the Company's Life segment is $500,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are rated A (Excellent) or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. In 2019, the Company reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. For 2020, the Company's catastrophe risk coverage is unchanged. The Company's life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
Corporate and Other
Corporate and Other includes capital raising activities (including debt financing and related interest expense), net investment gains (losses), certain public company expenses and other corporate-level transactions including expenses related to business acquisition activity. The Company does not allocate the impact of corporate-level transactions to the operating segments, consistent with the basis for management's evaluation of the results of those segments.

Horace Mann Educators Corporation	Annual Report on Form 10-K 11

2019 Geographic Composition of Business
The Company's business is geographically diversified. For the year ended December 31, 2019, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 9.6%; Texas, 7.7%; North Carolina, 6.6%; Minnesota, 5.7%; and Pennsylvania, 5.1%.
$686.3 million in direct premiums, defined as earned premiums before reinsurance as determined under statutory accounting principles. HMEC's property and casualty subsidiaries are licensed to write business in 49 states and the District of Columbia.

$580.6 million in direct premiums and contract deposits, defined as collected premiums before reinsurance as determined under statutory accounting principles. HMEC's principal life subsidiary is licensed to write business in 49 states and the District of Columbia.
$65.8 million in insurance premiums and contract charges earned. HMEC's principal supplemental insurance subsidiaries are licensed to write business in all 50 states, the U.S. Virgin Islands and the District of Columbia.

12 Annual Report on Form 10-K	Horace Mann Educators Corporation

Competition
Horace Mann has 75 years of experience serving the education market and is uniquely positioned to tailor financial solutions for educators at each stage of their lives, empowering them to achieve lifelong financial success. The Company believes this helps it succeed in a highly competitive environment. The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, widespread advertising campaigns, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches compared to the Company. In the Company's target market, management believes that its principal competitive advantages in the sale of Property and Casualty's and Supplemental's insurance products are overall service, worksite sales and service, price, and name recognition. Management believes that its principal competitive advantages in the sale of Retirement products and Life insurance are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.
With the Company's focus on the educator market it can benefit from a homogeneous customer set that permits more precise underwriting processes and more targeted marketing operations, amplifying the benefit of successful approaches. The Company seeks to provide:

•	Products designed to meet educators’ needs and protect their unique risks;

•	Knowledgeable, trusted distribution tailored to educator preferences; and

•	Modern, scalable infrastructure that is easy to do business with.
Competition in this market is from a number of national providers of personal automobile, property, supplemental and life insurance including State Farm, Allstate, Farmers, Liberty Mutual, Aflac, Unum and Nationwide, as well as a number of regional companies. The Company also competes for automobile business with other companies such as GEICO, Progressive and USAA, many of which feature direct marketing distribution. A number of technology start-ups have also entered the market.
National providers of annuities and other financial service platforms that serve the retirement needs of educators and others that serve the community, include The Variable Annuity Life Insurance Company, a subsidiary of American International Group; AXA; Voya Financial, Inc.; Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company; Security Benefit; and Teachers Insurance and Annuity Association – College Retirement Equities Fund. Select mutual fund families and financial planners also compete in this marketplace.
The market for tax-deferred retirement products in the Company's target market has been impacted by the revised Code Section 403(b) regulations, which made the 403(b) market more comparable to the 401(k) market than it was in the past. While this change has and may continue to reduce the number of competitors in this market, it has made the 403(b) market more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business.
Investments
The Company's investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that primarily emphasizes investment grade fixed maturity securities that are selected to match the anticipated duration of the Company's liabilities. In addition to these securities, the Company also invests in limited partnership interests, commercial mortgage loans and equity securities to improve overall returns.
The Company has separate investment strategies and guidelines for its Property and Casualty, Supplemental, Retirement and Life portfolios, which recognize different characteristics of the associated insurance liabilities, as well as different tax and regulatory environments. The Company manages interest rate exposure for its portfolios through asset/liability management techniques that attempt to coordinate the duration of the assets with the duration of the insurance policy liabilities. Duration of assets and liabilities will generally differ only because of opportunities to significantly increase yields or because policy values are not interest rate sensitive, as is the case in Property and Casualty and Supplemental.
The investments of each insurance subsidiary must comply with the insurance laws of such insurance subsidiary's domiciliary state. These laws prescribe the type and amount of investments that may be purchased

Horace Mann Educators Corporation	Annual Report on Form 10-K 13

and held by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, mortgage-backed securities, other asset-backed securities, preferred stocks, common stocks, real estate mortgages, real estate, and alternative investments.
Investment Portfolio at December 31, 2019

($ in millions)	% of Total Carrying Value	Carrying Value
		Total	Life and Retirement	Supplemental	Property and Casualty (7)	Amortized Cost or Cost (8)
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. Government and agency obligations: (1)
Mortgage-backed securities	10.9%	$724.3	$547.9	$130.0	$46.4	$684.5
Other, including U.S. Treasury securities	6.9	458.9	440.7	6.6	11.6	436.7
Investment grade corporate and public utility bonds	17.7	1,173.8	797.5	174.9	201.4	1,074.8
Non-investment grade corporate and public utility bonds (2)	1.1	72.6	40.4	7.1	25.1	70.1
Investment grade municipal bonds	24.0	1,592.9	1,105.5	78.0	409.4	1,457.9
Non-investment grade municipal bonds (2)	0.5	34.5	17.1	—	17.4	32.4
Investment grade other mortgage-backed securities (3)	18.0	1,195.4	958.6	56.3	180.5	1,188.7
Non-investment grade other mortgage-backed securities (2)(3)	0.5	31.0	24.4	0.5	6.1	28.4
Foreign government bonds	0.7	45.4	43.9	—	1.5	42.8
Redeemable preferred stock, all investment grade	0.4	24.3	23.5	0.8	—	21.9
Equity securities:
Non-redeemable preferred stocks, all investment grade	0.9	60.4	57.9	1.4	1.1	60.4
Common stocks	0.3	20.1	0.1	—	20.0	20.1
Closed-end fund	0.3	21.4	21.4	—	—	21.4
Short-term investments (4)	2.6	172.7	113.6	57.5	1.6	172.7
Total publicly traded securities	84.8	5,627.7	4,192.5	513.1	922.1	5,312.8
Other Invested Assets:
Investment grade private placements	5.8	385.8	377.4	8.4	—	368.0
Non-investment grade private placements (2)	0.8	52.8	50.2	2.6	—	50.8
Mortgage loans (5)	0.1	9.8	9.8	—	—	9.8
Policy loans (5)	2.3	153.5	152.7	0.8	—	153.5
Limited partnership interests	5.8	383.7	253.1	16.0	114.6	383.7
Other	0.4	25.9	24.9	—	1.0	25.9
Total other invested assets	15.2	1,011.5	868.1	27.8	115.6	991.7
Total investments (6)	100.0%	$6,639.2	$5,060.6	$540.9	$1,037.7	$6,304.5

(1)
All investment grade that includes $494.9 million fair value of investments guaranteed by the full faith and credit of the U.S. Government and $688.3 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. Government.

(2)
A non-investment grade rating is assigned to a security when it is acquired or when it is downgraded from investment grade, primarily on the basis of the S&P rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. (Moody's) or Fitch Ratings, Inc. (Fitch) rating for such security, or if there is no S&P, Moody's or Fitch rating, the National Association of Insurance Commissioners' (NAIC) rating for such security. The rating agencies monitor securities and their issuers regularly, and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.

(3)	Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized loan obligations.

(4)
Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments of $172.7 million are all money market funds and not rated.

(5)	Mortgage and policy loans are carried at amortized cost or unpaid principal balance.

(6)
Approximately 7.0% of the Company's investment portfolio, having a carrying value of $462.8 million as of December 31, 2019, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2019, municipal bonds represented $349.1 million carrying value.

(7)	Includes $1.4 million of short-term investments held in Corporate and Other.

(8)	The values of limited partnership interests are carried using the equity method of accounting which approximates fair value.

14 Annual Report on Form 10-K	Horace Mann Educators Corporation

Fixed Maturity Securities
For reporting purposes, the Company has classified the entire portfolio of fixed maturity securities as "available for sale" and the portfolio is carried at fair value. The adjustment for net unrealized investment gains (losses) on securities available for sale is recognized as a separate component of accumulated other comprehensive income within shareholders' equity, net of applicable deferred taxes and the related impact on deferred policy acquisition costs (DAC) associated with investment (annuity) contracts and life insurance products with account values. Fixed maturity securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors, other than securities that are in an unrealized loss position for which management has the stated intent to hold until recovery.
Fixed Maturity Securities Portfolio at December 31, 2019

	% of Fixed Maturity Securities Portfolio	% of Total Investment Portfolio
Investment grade	96.4%	84.0%
Non-investment grade	3.6%	3.2%

Average quality	A+	A+
Average option-adjusted duration	6.0	6.0
Percent maturing in next 5 years	31.1%	27.1%

Cash Flow
Information regarding HMEC's sources and uses of cash, including payment of principal and interest with respect to HMEC's indebtedness, and payment by HMEC of dividends to its shareholders, is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements and in Part II - Item 7, Liquidity and Financial Resources — Cash Flow and — Capital Resources in this report.
The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The maximum amount of dividends that may be paid in 2020 from all of HMEC's insurance subsidiaries without prior regulatory approval is $105.3 million, excluding the impact and timing of prior year dividends.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 15

Regulation
General Regulation at State Level
As an insurance holding company, HMEC is subject to extensive regulation by the states in which its insurance subsidiaries are domiciled or transact business. Some regulations, such as those addressing unclaimed property, generally apply to all corporations. In addition, the laws of the various states establish regulatory agencies with broad administrative powers, which relate to a wide variety of matters, including granting and revoking licenses to transact business, regulating trade practices and rate setting, licensing agents, requiring statutory financial statements, monitoring insurer solvency and reserve adequacy, and prescribing the type and amount of investments permitted and the manner in which they may be sold. On an ongoing basis, various state legislators and insurance regulators examine the nature and scope of state insurance regulation.
In addition to individual state monitoring and regulation, state regulators develop coordinated regulatory policies through the NAIC. States have adopted NAIC risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company's insurance subsidiaries. At December 31, 2019 and 2018, statutory capital and surplus of each of the Company's insurance subsidiaries were above required levels. States have also adopted the NAIC's U.S. Own Risk and Solvency Assessment which requires insurance companies to submit their own assessment of their current and future risks and provide a consolidated group-level perspective on risk and capital formulated through an internal risk self-assessment process.
Assessments Against Insurers and Mandatory Insurance Facilities
Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes in certain states. Also, the Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company's direct writings in the applicable state. For the three years ended December 31, 2019, the impacts of the above industry items were not material to the Company's results of operations.
Regulation at Federal Level
Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and retirement business include employee benefits regulation, standards applied to employer sponsored retirement plans, standards applied to broker-dealers and investment advisers, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry antitrust exemption, and minimum solvency requirements. Also, see Part I - Item 1A of this report. Other federal regulation such as the Patient Protection and Affordable Care Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact the Company's business.
The variable annuities underwritten by Horace Mann Life Insurance Company (HMLIC) are regulated by the SEC. Horace Mann Investors, Inc., and BCG Securities, Inc., the broker-dealer and Registered Investment Adviser subsidiaries of the Company, are also regulated by the SEC, the Financial Industry Regulatory Authority, Inc., the Municipal Securities Rule-making Board and various state securities regulators.
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

16 Annual Report on Form 10-K	Horace Mann Educators Corporation

Financial Regulation Legislation
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) created the Federal Insurance Office (FIO) within the U.S. Department of the Treasury. FIO studies the current insurance regulatory system and is charged with monitoring and providing specific reports on various aspects of the insurance industry. However, FIO does not have general supervisory or regulatory authority over the business of insurance. FIO has suggested an expanded federal role in some circumstances. In 2017, the executive branch requested a review of financial regulation, including Dodd-Frank. Management will continue to monitor future developments for impact on the Company, insurers of similar size and the insurance industry as a whole.
Employees
At December 31, 2019, the Company had 1,516 non-agent employees and 22 full-time Employee Agents. This does not include Exclusive Distributors that were part of the Company's total dedicated agency force at December 31, 2019. The Company has no collective bargaining agreements with any employees.
ITEM 1A. I Risk Factors
The following are certain risk factors that could affect the Company's business, financial position and results of operations. The risks that the Company has highlighted in the following section of this report are not the only ones that the Company faces.
The Company's business involves various risks and uncertainties which are based on the lines of business the Company writes as well as more global risks associated with the general business and insurance industry environments.
Risks Related to Economic Conditions, Market Conditions and Investments
Volatile financial markets and adverse economic environments can impact financial market risk as well as the Company's financial condition and results of operations.
Financial markets in the U.S. and elsewhere can experience extreme volatility and disruption for uncertain periods of time. During such times, stresses affecting the global banking system can lead to economic volatility which can exert significant downward pressure on prices of equity securities and many other investment asset classes and result in severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Many states and local governments can also be impacted by adverse economic conditions which could have an impact on both the Company's niche market and its investment portfolio. Like other financial institutions which face significant financial market risk in their operations, the Company has been adversely affected by these conditions and could be adversely impacted by similar circumstances in the future. The Company's ability to access the capital markets to refinance outstanding indebtedness or raise capital could be impaired during significant financial market disruptions.
As discussed further in subsequent risk factors, in addition to the effects of financial markets volatility, a prolonged economic recession may have other adverse impacts on the Company's financial condition and results of operations.
If the Company's investment strategy is not successful, the Company could suffer unexpected losses.
The success of the Company's investment strategy is crucial to the success of its business. Specifically, the Company's fixed maturity securities portfolio is subject to a number of risks including:

•	interest rate risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected;

•
market value risk, which is the risk that invested assets will decrease in value due to changes in yields realized on the assets and prevailing market yields for similar assets, an unfavorable change in the liquidity of the asset or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the asset;

Horace Mann Educators Corporation	Annual Report on Form 10-K 17

•
credit risk, which is the risk that the value of certain investments become impaired due to deterioration in the financial condition of one or more issuers of those instruments or the deterioration in performance or credit quality of the underlying collateral of certain structured securities and, ultimately, the risk of permanent loss in the event of default by an issuer or underlying credit;

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

•
liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated requiring the sale of assets at an undesirable time to provide for policyholder surrenders, withdrawals or claims; and,

•
regulatory risk, which is the risk that regulatory bodies or governments, in the U.S. or in other countries, may make substantial investments or take significant ownership positions in, or ultimately nationalize, financial institutions or other issuers of securities held in the Company's investment portfolio, which could adversely impact the seniority or contractual terms of the securities. Regulatory risk could also come from changes in tax laws or bankruptcy laws that could adversely impact the valuation and/or after tax yields of certain invested assets.

In addition to significant steps taken to attempt to mitigate these risks through the Company's investment guidelines, policies and procedures, the Company also attempts to mitigate these risks through product pricing, product features and the establishment of policy reserves, but it cannot provide assurance that assets will be properly matched to meet anticipated liabilities or that the investments will provide sufficient returns to enable satisfaction of guaranteed fixed benefit obligations.
The Company's investment strategy and guidelines have resulted in an investment portfolio that is comprised primarily of investment grade fixed maturity securities. Inclusion of alternative investments, although consistent with the Company's overall conservative investment guidelines, could result in some volatility in the Company's financial condition and results of operations.
From time to time, the Company may enter into foreign currency, interest rate, credit derivative and other hedging transactions in an effort to manage risks, including risks that may be attributable to any new products offered by the Company. For instance, the Company utilizes call options to manage interest crediting risk related to its FIA and IUL products. The Company cannot provide complete assurance that it will successfully structure derivatives and hedges so as to effectively manage risks. If the Company's calculations are incorrect, or if it does not properly structure derivatives or hedges, it may have unexpected losses that may require it to draw on surplus, which could adversely affect the Company's financial condition and results of operations.
Although the Company's defined benefit pension plan has been frozen since 2002, declining financial markets could also cause, and in the past have caused, the value of the investments in this plan to decrease, resulting in additional pension expense, a reduction in other comprehensive income and an increase in required contributions to this plan, which could have an adverse effect on the Company's financial condition and results of operations.
The determination of fair value of the Company's fixed maturity securities portfolio includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially impact the Company's financial condition and results of operations.
The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities if trading

18 Annual Report on Form 10-K	Horace Mann Educators Corporation

becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, fair value determination may require more subjectivity and management judgment and those fair values may differ materially from the value at which the investments could ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. The difference between fair value and amortized cost, net of applicable deferred income taxes and the related impact on DAC associated with investment (annuity) contracts and life insurance products with account values, and interest-sensitive life contracts, is reflected as a component of accumulated other comprehensive income within shareholders' equity. Decreases in the fair value of investments could have a material adverse effect on the Company's financial condition and results of operations.
Equity method adjustments on certain investments in limited partnership interests as well as fair value accounting for equity securities may reduce profitability and/or cause volatility in the Company's results of operations.
The Company invests in limited partnership interests, which are accounted for using the equity method of accounting. This means that the Company's proportionate share of the changes in fair value of the underlying net asset values are reported in net investment income in the Consolidated Statements of Operations. As a result, the amount of net investment income recognized from these investments can vary substantially from period to period. Equity and credit market volatility may reduce net investment income from these types of investments and negatively impact the results of operations. Changes in fair value from applying fair value accounting to equity securities that are reported in net investment gains (losses) in the Consolidated Statements of Operations may cause volatility in the Company's results of operations.
Risks Related to Property and Casualty Segment
Catastrophic events, as well as significant weather events not designated as catastrophes, can have a material adverse effect on the Company's financial condition and results of operations.
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
The Company's Property and Casualty insurance subsidiaries have experienced, and the Company anticipates that in the future they will continue to experience, catastrophe losses. A catastrophic event, a series of multiple catastrophic events or a series of non-catastrophe severe weather events could have a material adverse effect on the financial condition and results of operations of the insurance subsidiaries.
Various events can cause catastrophes, including hurricanes, windstorms, hail, severe winter weather, wildfires, earthquakes, explosions and terrorism. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of the Company's insurance subsidiaries are related to property coverages. The Company's ability to provide accurate estimates of ultimate catastrophe costs is based on several factors, including:

•	the proximity of the catastrophe occurrence date to the date of the Company's estimate;

•	potential inflation of property repair costs in the affected area;

•	the occurrence of multiple catastrophes in a geographic area over a relatively short period of time; and

•	the outcome of litigation which may be filed against the Company by policyholders, state attorneys general and other parties relative to loss coverage disputes and loss settlement payments.
Based on 2019 direct premiums earned, 57.4% of the total annual premiums for the Company's Property and Casualty business were for policies issued in the ten largest states in which the insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be

Horace Mann Educators Corporation	Annual Report on Form 10-K 19

more prone to catastrophe occurrences: California, Texas, North Carolina, Minnesota, South Carolina, Florida, Louisiana and Colorado.
The Company's insurance subsidiaries seek to reduce their exposure to catastrophe losses through their underwriting strategies, pooling of losses and the purchase of catastrophe reinsurance. However, reinsurance may prove inadequate under certain circumstances.
Climate change may adversely affect the Company’s financial position, results of operations and cash flows.
Climate change presents risk to the Company and there are concerns that the increased frequency and severity of weather-related catastrophes and other losses is indicative of changing weather patterns, whether as a result of climate-warming trends (global climate change) caused by human activities or otherwise, which could cause such events to persist. Increased weather-related catastrophes could lead to higher overall losses, which the Company may not be able to recoup, particularly in a highly regulated and competitive environment, and higher reinsurance costs.  Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This could also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of rising sea levels or other catastrophe losses as a result of global climate change may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required.
In addition, global climate change could have an impact on the Company’s fixed maturity security and limited partnership portfolios, resulting in realized and unrealized losses in future periods that could have a material adverse effect on the Company’s financial position, results of operations and cash flows. It is not possible to foresee which, if any, assets, industries or markets may be materially and adversely affected, nor is it possible to foresee the magnitude of such effect.  Further, it is also possible that the legal, regulatory and social responses to climate change could have an adverse effect on the Company’s financial condition, results of operations and cash flows.
The Company's Property and Casualty loss reserves may not be adequate.
The Company's Property and Casualty insurance subsidiaries maintain loss reserves to provide for their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each reporting date. If these loss reserves prove inadequate, a loss is recognized and measured by the amount of the shortfall and, as a result, the financial condition and results of operations of the insurance subsidiaries may be adversely affected, potentially affecting their ability to distribute cash to HMEC.
Reserves do not represent an exact calculation of liability. Reserves represent estimates, generally involving actuarial projections at a given time, of what the insurance subsidiaries expect the ultimate settlement and adjustment of claims will cost, net of salvage and subrogation. Estimates are based on assessments of known facts and circumstances, assumptions related to the ultimate cost to settle such claims, estimates of future trends in claims severity and frequency, changing judicial theories of liability, and other factors. These variables are affected by both internal and external events, including changes in claims handling procedures, economic inflation, unpredictability of court decisions, plaintiffs' expanded theories of liability, risks inherent in major litigation and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Significant reporting lags may exist between the occurrence of an insured event and the time it is actually reported. The Company's insurance subsidiaries adjust their reserve estimates regularly as experience develops and further claims are reported and settled.
Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, the Company cannot be certain that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on the financial condition and results of operations.

20 Annual Report on Form 10-K	Horace Mann Educators Corporation

Risks Related to Supplemental Segment
Actual experience in the Supplemental segment may differ from actuarial assumptions which could adversely affect profitability, results of operations and financial condition.
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
Risks Related to Life and Retirement Segments
A sustained period of low interest rates or interest rate fluctuations could negatively affect net interest margin derived from the difference between interest earned on investments and interest paid under fixed annuity and life insurance products with account values.
Significant changes in interest rates expose the Company to the risk of not earning the appropriate level of income or experiencing losses based on the differences between the interest earned on investments and the credited interest paid on outstanding fixed annuity and life insurance products with account values. Significant changes in interest rates may affect:

•	the ability to maintain appropriate interest rate spreads over the rates guaranteed in fixed annuity and life products;

•	the book yield of the investment portfolio; and

•	the net unrealized investment gains (losses) in the portfolio and the related after tax effect on shareholders' equity and total capital.
Both rising and declining interest rates can negatively affect the income derived from fixed annuity and life products' interest rate spreads. During periods of falling interest rates or a sustained period of low interest rates, investment earnings will be lower because new investments in fixed maturity securities likely will bear lower interest rates. The Company may not be able to fully offset the decline in investment earnings with lower crediting rates on fixed annuity products, particularly in a multi-year period of low interest rates. As of the time of issuance of this Annual Report on Form 10-K, rates on new investments remain at historically low levels. If interest rates do remain low over an extended period of time, it could pressure investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities.
During periods of rising interest rates, there may be competitive pressure to increase the crediting rates on fixed annuity products. The Company may not, however, immediately have the ability to acquire investments with interest rates sufficient to offset an increase in crediting rates under fixed annuity products. Therefore, changes in interest rates could affect interest rate spreads.
Changes in interest rates may also affect business in other ways. For example, a rapidly changing interest rate environment may result in less competitive crediting rates on certain fixed rate products which could make those products less attractive, leading to lower sales and/or increases in the level of life insurance and fixed annuity product surrenders and withdrawals. New business volume also could be negatively impacted by product or agent compensation changes which the Company might make to mitigate the income effect of spread compression. Interest rate fluctuations that impact future profits may also impact DAC amortization.
The Company's Life and Retirement operations participate in cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to ensure that reserves are adequate to meet the Company's obligations under a variety of interest rate scenarios. Risk based capital requirements are also calculated under a variety of interest rate and market rate scenarios. A continuation of the current low interest rate environment

Horace Mann Educators Corporation	Annual Report on Form 10-K 21

could cause the Company to increase statutory reserves as a result of cash flow testing or increase required capital levels, which could reduce available statutory surplus of the Life insurance subsidiaries and potentially limit the subsidiaries' ability to distribute cash to HMEC or write insurance business (as further described in a subsequent risk factor).
The Retirement business may be, and in the past has been, adversely affected by volatile or declining financial market conditions.
Conditions in the U.S. and international financial markets affect the sale and profitability of retirement products. In general, sales of fee-based products decrease when financial markets are declining or experiencing a higher than normal level of volatility over an extended period of time. Therefore, weak and/or volatile financial market performance may adversely affect sales of fee-based products to potential customers, may cause current customers to withdraw or reduce the amounts invested in fee-based products and may reduce the market value of existing customers' investments in fee-based products, in turn reducing the amount of fee-based product revenues generated. In addition, some variable annuity products offer guaranteed minimum death benefit features, which provide for a benefit if the contractholder dies and the contract value is less than a specified amount. A decline in the financial markets could cause the contract value to fall below this specified amount, increasing exposure to losses from variable annuity products featuring guaranteed minimum death benefits. Declining or volatile financial markets that impact future profits may also impact DAC amortization.
The Company may experience volatility in its results of operations and financial condition due to fair value accounting for derivatives.
All derivatives, including derivatives embedded in FIA and IUL products, are recognized on the balance sheet at fair value. Changes in the fair value of these instruments are recognized immediately in the Company's results of operations as follows:

•
Call options purchased to fund the annual index credits on FIA and IUL products are carried at fair value. Fair value is based on the amount of cash expected to be received to settle the call options adjusted for the nonperformance risk of the counterparty. Changes in fair value of derivatives include the gains or losses recognized at expiration of the option term or upon early termination as well as changes in fair value for open positions.

•
FIA contractual obligations for future annual index credits are accounted for as a "series of embedded derivatives" over the expected lives of the applicable contracts. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in equity market performance and changes in interest rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values.

•	The IUL contractual obligations for future index credits are set equal to the fair value of outstanding 12 month derivatives held in support of the applicable contracts.
In future periods, the application of fair value accounting for derivatives and embedded derivatives for FIA and IUL business may cause volatility in the Company's results of operations.
Deviations from assumptions regarding future market appreciation, interest spreads, business persistency, mortality and morbidity used in calculating life and annuity reserves and DAC amortization could have a material adverse impact on the Company's financial condition and results of operations.
The processes of calculating reserves and DAC amortization for the life and annuity businesses involve the use of a number of assumptions, including those related to market appreciation (the rate of growth in market value of the underlying variable annuity sub-accounts due to price appreciation), interest spreads (the interest rates expected to be received on investments less the rate of interest credited to contractholders), business persistency (how long a contract stays with the Company), mortality (the relative incidence of death over a given period of time) and morbidity (the relative incidence of disability resulting from disease or physical impairment). The Company periodically reviews the adequacy of these reserves and DAC recoverability on an aggregate basis and, if future experience is estimated to differ significantly from previous assumptions, adjustments to reserves and DAC amortization may be required that could have a material adverse effect on the Company's financial condition and results of operations.

22 Annual Report on Form 10-K	Horace Mann Educators Corporation

A reduction or elimination of the tax advantages of retirement and life products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) products and individual retirement accounts (IRAs), could make the Company's products less attractive to clients and adversely affect its results of operations.
A significant part of the Company's retirement business involves fixed and variable 403(b) tax-qualified products, which are purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. The Company's financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of its life and retirement products to clients or the tax benefits of programs utilized by its customers. As a result of persisting economic conditions, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax-advantaged products or result in notable reforms to educator pension programs. Also, see Part I - Item 1, Regulation of this report.
Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of retirement and life insurance products. Taxes, if any, are generally payable on income attributable to a distribution under the contract for the year in which the distribution is made. From time to time, Congress has considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and non-qualified annuity contracts. Enactment of this legislation, or other tax reform efforts, including a simplified "flat tax" income structure with an exemption from taxation for investment income, could result in fewer sales of life insurance and retirement products.
Strategic Risks and Operational Risks
The integration of NTA into the Company may not be as successful as anticipated.
The NTA acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks. Difficulties in executing the acquisition strategy may cause the Company's financial results to differ from its expectations or the expectations of the investor community. Potential difficulties that may be encountered in the integration process include, among other factors:

•	the inability to successfully integrate the businesses and distribution force of NTA in a manner that permits the Company to achieve the full revenue and cost savings desired from the acquisition;

•	complexities associated with managing the larger, more complex, business;

•	loss of key employees; and,

•	the disruption of, or the loss of momentum in, each company's ongoing business.
Lack of successful execution on acquisition strategies could result in impairment of goodwill and intangible assets that could adversely affect the results of operations.
The Company accounted for the NTA and BCG acquisitions using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recognized on the Company's consolidated balance sheet at their respective fair values as of the acquisition date, including recognition of intangible assets. Any excess of the purchase consideration over the fair value of the acquired net tangible and intangible assets is recognized as goodwill.
As of December 31, 2019, the Company's consolidated balance sheet reflected goodwill of $29.7 million and intangible assets of $177.2 million recognized in connection with the NTA and BCG acquisitions (see Part II - Item 8, Note 7 of the Consolidated Financial Statements for more information). To the extent the acquisitions do not provide the modeled returns, the value of goodwill or intangible assets could become impaired and thus, the Company may be required to recognize material non-cash charges relating to such impairment, which could adversely affect its results of operations.
The personal lines insurance and retirement markets are highly competitive and the Company's financial condition and results of operations may be adversely affected by competitive forces.
The Company operates in a highly competitive environment and competes with numerous insurance companies, as well as mutual fund families, independent agent companies and financial planners. In some instances and

Horace Mann Educators Corporation	Annual Report on Form 10-K 23

geographic locations, competitors have specifically targeted the educator marketplace with specialized products and programs. The Company competes in its target market with a number of national providers of personal automobile and property insurance and life insurance and retirement products.
The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, more sophisticated product pricing, greater economies of scale and/or lower-cost marketing approaches compared to the Company. In the Company's target market, it believes that the principal competitive factors in the sale of property and casualty insurance products and supplemental insurance products are overall service, worksite sales and service, price, and name recognition. The Company believes that for its market, the principal competitive factors in the sale of retirement products and life insurance are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.
Particularly in the Property and Casualty business, the Company's insurance subsidiaries have experienced pricing and profitability cycles. During these periods of intense competition, they may be unable to increase policyholders and revenues without adversely impacting profit margins. With respect to these cycles, the factors having the greatest impact include significant and/or rapid changes in loss costs, including changes in loss frequency and/or severity; prior approval and restrictions in certain states for price increases; intense price competition; less restrictive underwriting standards; aggressive marketing; and increased advertising, which have resulted in higher industry-wide combined loss and expense ratios. During the current cycle, and potentially beyond, competition from direct writers and large, mass market carriers has been particularly aggressive, evidenced in part by their significant national advertising expenditures. In addition, advancements in vehicle technology and safety features, such as accident prevention technologies or the development of autonomous or partially autonomous vehicles — once widely available and utilized, as well as expanded availability of usage-based insurance, could materially alter the way that automobile insurance is marketed, priced and underwritten. The inability of the Company's insurance subsidiaries to effectively anticipate the impact of these issues on its business and compete successfully in the property and casualty business could adversely affect the subsidiaries' financial condition and results of operations and the resulting ability to distribute cash to HMEC.
In the Retirement business, the current IRS Section 403(b) regulations have made the 403(b) market similar to the 401(k) market. These regulations have reduced and could continue to reduce the number of competitors in this market as the 403(b) market has become more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business. While not yet widespread, there has been continued pressure in some states to adopt state-sponsored or mandated 403(b) plans with single-provider or limited-provider options; this pressure has come from competitor lobbying efforts and state legislature pension reform initiatives. The inability of the Company's insurance subsidiaries to compete successfully in these markets could adversely affect the subsidiaries' financial condition and results of operations and the resulting ability to distribute cash to HMEC.
If the Company is not able to effectively develop and expand its marketing operations, including agents and other points of distribution, its financial condition and results of operations could be adversely affected.
The Company's agencies are owned primarily by non-employee, independent contractor Exclusive Distributors with most agencies operating in outside offices with licensed producers. The economic viability of each agency is directly dependent on the productivity of the agency and the success at penetrating, serving and cross-selling the Company's educator market.
The Company's success in marketing and selling its products is largely dependent upon the efforts of its agent sales force and the success of their agency operations. As the Company expands its business, it may need to expand the number of agencies marketing its products. If the Company is unable to appoint additional agents, fails to retain high-producing agents, is unable to maintain the productivity of those agency operations or is unable to maintain market penetration in existing territories, sales of the Company's products could likely decline and the Company's financial condition and results of operations could be adversely affected.
If the Company is not able to maintain secure access to educators, its financial condition and results of operations could be adversely affected.
The Company's ability to successfully increase new business in the educator market is largely dependent on its ability to effectively access educators either in their school buildings or through other approaches. While this is

24 Annual Report on Form 10-K	Horace Mann Educators Corporation

especially true for the sale of 403(b) tax-qualified retirement products via payroll deduction, any significant decrease in access, either through fewer payroll slots, increased security measures, impacts of state or federal level pension reform initiatives, requirements of national and state Do Not Call registries, or for other reasons, could adversely affect the sale of all lines of business and require the Company to change its traditional approach to worksite marketing and promotion, as well as contact with potential customers. With the current IRS regulations regarding Section 403(b) arrangements, including retirement products, the Company's ability to maintain and increase its share of the 403(b) market, and the access it gives for other product lines, will depend on its ability to successfully compete in this market. Some school districts and benefit consultants have placed emphasis on the relative financial strength ratings of competing companies, as well as low cost product and distribution approaches, which may put the Company at a competitive disadvantage relative to other more highly-rated insurance companies.
The Company's ability to maintain and obtain product and corporate endorsements from, and/or marketing agreements with, local, state and national education-related associations is important to its marketing strategy. In addition to teacher organizations, the Company has established relationships with various other educator, principal, school administrator and school business official groups. These contacts and endorsements help to establish the Company's brand name and presence in the educational community and to enhance access to educators.
Economic and other factors affecting the Company's niche market could adversely impact its financial condition and results of operations.
The Company's strategic objective is to become the company of choice in meeting the insurance and financial services needs of the educational community. With K-12 teachers, administrators, and support personnel representing the majority of its business, the financial condition and results of operations of the Company's subsidiaries could be more prone than many of its competitors to the effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues.
While the U.S. financial markets and certain sectors of the economy have shown improvement over recent years, federal and state revenue shortages continue to pressure the budgets of many school districts. Teacher layoffs and early retirements have taken place and it is possible that additional reductions could occur. Similar to others in the insurance industry, the Company has experienced periods with pressure on new business sales levels.
Individual states may impose additional cybersecurity regulations, increasing the complexity of compliance.
In the absence of overarching federal law, individual states are adopting their own privacy and cybersecurity laws and regulations. Indeed, most states have passed some form of privacy and/or cybersecurity laws or regulations, including New York, South Carolina, and California. For example, the New York State Department of Financial Services adopted regulation providing minimum standards for an organization's cybersecurity program and requiring an annual certification confirming compliance. Also, in May 2018, South Carolina passed a cybersecurity bill requiring, among other things, any insurance entity operating in the state to establish and implement a cybersecurity program protecting their business and their customers from a data breach, to investigate data breaches and notify regulators of a cybersecurity event. In July 2018, California passed a broad-based privacy law which provides consumers with the following new rights: (1) the right to request information about personal information a company has collected about them; (2) the right to require deletion of their personal information; (3) the right to request disclosures of information about how their personal information is collected and shared; and (4) the right to instruct a company not to share their personal information. In the absence of overarching federal laws and regulations on data privacy and cybersecurity, it is anticipated that individual states will enact new or amended state laws and regulations governing data privacy and cybersecurity which could increase the Company's expenses for compliance.
Data security breaches or denial of service on the Company's websites could have an adverse impact on its business and reputation.
Unauthorized access to and unintentional dissemination of the Company's confidential, highly-sensitive customer, employee or Company data or other breaches of data security in the Company's facilities, networks or databases, or those of its agents or third-party vendors - including information technology and software vendors, could result in loss or theft of assets or sensitive information, data corruption or operational disruption that may

Horace Mann Educators Corporation	Annual Report on Form 10-K 25

expose the Company to liability and/or regulatory action and may have an adverse impact on the Company’s customers, employees, investors, reputation and business. In addition, any compromise of the security of Company data or prolonged denial of service on the Company's websites could harm its business and reputation. Additionally, the Company recognizes the increased external threats of data breaches in the marketplace resulting in non-public data of customers becoming increasingly available in the public domain. The Company has industry-compliant procedures for protection of confidential information and sensitive corporate data, including response procedures to help contain or prevent data loss if a breach were to occur and the evaluation of its customer identification authentication programs. The Company has also implemented multiple technical security protections and contractual obligations regarding security breaches for its agents and third-party vendors. Even with these efforts, there can be no assurance that security breaches or service disruptions will be prevented.
Successful execution of the Company's business growth strategy is dependent on effective implementation of new or enhanced technology systems and applications.
The Company's ability to effectively execute its business growth strategy and leverage potential economies of scale is dependent on its ability to provide the requisite technology components for that strategy. While the Company has effectively upgraded its infrastructure technologies with improvements in its data center, a new communications platform and enhancements to its disaster recovery capabilities, its ability to replace or supplement dated, monolithic legacy business systems — such as the Company's Life, Retirement and Property and Casualty policy administrative systems — with more flexible, maintainable, and customer accessible solutions will be necessary to achieve its plans. The inherent difficulty in replacing and/or modernizing these older technologies, coupled with the Company's limited experience in these endeavors, presents an increased risk to delivering these technology solutions in a cost effective and timely manner. The Company's scale will require it to develop innovative solutions to address these challenges, including consideration of "software as a service" arrangements and other third-party based information technology capabilities. More modern approaches to software development and utilization of third-party vendors can augment the Company's internal capacity for these implementations, but may not adequately reduce the operational risks of timely and cost effective delivery.
Loss of key vendor relationships could affect the Company's operations.
The Company increasingly relies on services and products provided by a number of vendors in the U.S. and abroad. These include, for example, vendors of computer hardware and software, including on-demand software, and vendors of services such as investment management advisement, information technology services — such as those associated with the Life, Retirement and Property and Casualty policy administrative systems — and delivery services for customer policy-level communications. In the event that one or more of the Company's vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, the Company may suffer operational difficulties and financial losses.
Financial Strength, Credit and Counterparty Risks
Losses due to defaults by others could reduce the Company's profitability or negatively affect the value of its investments.
Third-party debtors may not pay or perform their obligations. These parties may include the issuers whose securities the Company holds, customers, reinsurers, borrowers under mortgage loans, trading counterparties, derivative counterparties, clearing agents, exchanges, clearing houses and other financial intermediaries. These parties may default on their obligations to the Company due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.
During or following an economic downturn, the Company's municipal bond portfolio could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. States are currently barred from seeking protection in federal bankruptcy court. However, federal legislation could possibly be enacted to allow states to declare bankruptcy in connection with deficit reductions or mounting unfunded pension liabilities, which could adversely impact the value of the Company's investment portfolio.

26 Annual Report on Form 10-K	Horace Mann Educators Corporation

The default of a major market participant could disrupt the securities markets or clearance and settlement systems in the U.S. or abroad. A failure of a major market participant could cause some clearance and settlement systems to assess members of that system, including the Company's broker-dealer and Registered Investment Adviser regulatory entities, or could lead to a chain of defaults that could adversely affect the Company. A default of a major market participant could disrupt various markets, which could in turn cause market declines or volatility and negatively impact the Company's financial condition and results of operations.
Uncollectible reinsurance, as well as reinsurance availability and pricing, can have a material adverse effect upon the Company's business volume and profitability.
Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover a portion of the losses incurred by a second insurer in the event a claim is made under a policy issued by the second insurer. Although a reinsurer is liable to the Company's insurance subsidiaries according to the terms of its reinsurance policy, the insurance subsidiaries remain primarily liable as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of the insurance subsidiaries to pay all claims, and each insurance subsidiary is subject to the risk that one or more of its reinsurers will be unable or unwilling to honor its obligations.
Although the Company limits participation in its reinsurance programs to reinsurers with high financial strength ratings and also limits the amount of coverage from each reinsurer, the Company's insurance subsidiaries cannot guarantee that their reinsurers will pay in a timely fashion, if at all. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years.
Additionally, the availability and cost of reinsurance are subject to prevailing market conditions beyond the Company's control. For example, significant losses from hurricanes or terrorist attacks, an increase in capital requirements, or a future lapse of the provisions of the Terrorism Risk Insurance Act could have a significant adverse impact on the reinsurance market.
If one of the Company's insurance subsidiaries is unable to obtain adequate reinsurance at reasonable rates, that insurance subsidiary would have to increase its risk exposure and/or reduce the level of its underwriting commitments, which could have a material adverse effect upon the business volume and profitability of the subsidiary. Alternately, the insurance subsidiary could elect to pay the higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon its profitability until policy premium rates could be raised, in some cases subject to approval by state regulators, to incorporate this additional cost.
The Company is subject to the credit risk of its counterparties, including reinsurers who reinsure business from the Company's insurance companies.
The Company's insurance subsidiaries may cede certain risks to third-party insurance companies through reinsurance. HMLIC entered into a reinsurance agreement with RGA to effectuate the reinsurance of a block of in force fixed and variable annuities on a coinsurance and modified coinsurance basis. The variable portion of the reinsured annuities is reinsured on a modified coinsurance basis and assets supporting the variable account liabilities are still held in its separate accounts. Because the reinsurance agreement covers a large volume of the Company's in force annuity business, the transaction exposes the Company to a concentration of credit risk with respect to this counterparty. RGA's financial obligations for the general account liabilities of the reinsured annuity contracts are secured by its assets placed in a comfort trust for the Company's sole use and benefit. Upon RGA's material breach of the reinsurance agreement, deterioration of its risk-based capital ratio to a certain level, or certain other events, the Company may recapture the reinsured business. However, in the event of RGA's insolvency, the Company's right to use the assets in the trust account may be delayed. Also, if at the time of its insolvency the trust account is not funded at a level to fully discharge all its obligations, the Company's claims to the extent not covered by the assets in the trust would be those of a general creditor.
Any downgrade in or adverse change in outlook for the Company's claims-paying ratings, financial strength ratings or credit ratings could adversely affect its financial condition and results of operations.
Claims-paying ratings and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. In the evolving 403(b) retirement market, school districts and benefit consultants have placed an emphasis on the relative financial strength ratings of competing companies. Each rating agency reviews its ratings periodically and from time to time may modify its rating criteria including, among other factors, its expectations regarding capital adequacy, profitability and revenue growth. A downgrade

Horace Mann Educators Corporation	Annual Report on Form 10-K 27

in the ratings or adverse change in the ratings outlook of any of the Company's insurance subsidiaries by a major rating agency could result in substantial loss of business for that subsidiary if school districts, policyholders or independent agents move their business to other companies having higher claims-paying ratings and financial strength ratings than the Company has. This loss of business could have a material adverse effect on the results of operations and financial condition of that subsidiary.
A downgrade of the Company's debt rating also could adversely impact its cost and flexibility of borrowing, which could have an adverse impact on its liquidity, financial condition and results of operations.
Reduction of the statutory surplus of the Company's insurance subsidiaries could adversely affect their ability to write insurance business.
Insurance companies write business based, in part, upon guidelines including capital ratios considered by the NAIC and various rating agencies. Some of these ratios include risk-based capital ratios for property and casualty insurance companies, supplemental insurance companies and life insurance companies, as well as a ratio of premiums to surplus for property and casualty insurance companies. Risk-based capital ratios measure an insurer's capital adequacy and consider various risks such as underwriting, investment, credit, asset concentration and interest rate. If the Company's insurance subsidiaries cannot maintain profitability in the future or if significant investment valuation losses are incurred, they may be required to draw on their surplus, thereby reducing capital adequacy, in order to pay dividends to the Company to enable it to meet its financial obligations. As their surplus is reduced by the payment of dividends, continuing losses or both, the Company's insurance subsidiaries' ability to write business and maintain acceptable financial strength ratings could also be reduced. This could have a material adverse effect upon the business volume and profitability of the insurance subsidiaries.
An inability to access Federal Home Loan Bank (FHLB) funding could adversely affect the Company's results of operations.
Any changes in requirements to retain membership in the FHLB, or changes in regulation, could impact the Company's eligibility for continued FHLB membership or its FHLB funding capacity. Any event that adversely affects amounts received from FHLB could have an adverse effect on the Company's results of operations. See Part II - Item 7, Financing Activities for more information about FHLB activities.
Regulatory and Legal Risks
The insurance industry is highly regulated.
The Company is subject to extensive regulation and supervision in the jurisdictions in which it does business. Each jurisdiction has a unique and complex set of laws and regulations. Furthermore, certain federal laws impose additional requirements on businesses, including insurers. Regulation generally is designed to protect the interests of policyholders, as opposed to stockholders and non-policyholder creditors. Such regulations, among other things, impose restrictions on the amount and type of investments the Company's subsidiaries may hold. Certain states also regulate the rates insurers may charge for certain property and casualty products. Legislation and voter initiatives have expanded, in some instances, the states' regulation of rates and have increased data reporting requirements. Consumer-related pressures to roll back rates, even if not enacted by legislation or upheld upon judicial appeal, may affect the Company's ability to obtain timely rate increases or operate at desired levels of profitability. Changes in insurance regulations, including those affecting the ability of the Company's insurance subsidiaries to distribute cash to HMEC and those affecting the ability of its insurance subsidiaries to write profitable property and casualty insurance policies in one or more states, may adversely affect the financial condition and results of operations of the insurance subsidiaries. In addition, consumer privacy requirements may increase the Company's cost of processing business. The Company's ability to comply with laws and regulations, at a reasonable cost, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to its success.
Regulation that could adversely affect the Company's insurance subsidiaries also includes statutory surplus and risk-based capital requirements. Maintaining appropriate levels of surplus, as measured by statutory accounting principles, is considered important by state insurance regulatory authorities and the private agencies that rate insurers' claims-paying abilities and financial strength. The failure of an insurance subsidiary to maintain levels of statutory surplus that are sufficient for the amount of its insurance written could result in increased regulatory scrutiny, action by state regulatory authorities or a downgrade by rating agencies.

28 Annual Report on Form 10-K	Horace Mann Educators Corporation

Similarly, the NAIC has adopted a system of assessing minimum capital adequacy that is applicable to the Company's insurance subsidiaries. This system, known as risk-based capital, is used to identify companies that may merit further regulatory action by analyzing the adequacy of the insurer's surplus in relation to statutory requirements.
Because state legislatures remain concerned about the availability and affordability of property and casualty insurance and the protection of policyholders, the Company's insurance subsidiaries expect that they will continue to face efforts by those legislatures to expand regulations to address these concerns. Resulting new legislation could adversely affect the financial condition and results of operations of the insurance subsidiaries.
In the event of insolvency, liquidation or other reorganization of any of the Company's insurance subsidiaries, its creditors and stockholders would have no right to proceed against any such insurance subsidiary or cause the liquidation or bankruptcy of any such insurance subsidiary under federal or state bankruptcy laws. The insurance laws of the domiciliary state would govern such proceedings and the relevant insurance commissioner would act as liquidator or rehabilitator for the insurance subsidiary. Creditors and policyholders of any such insurance subsidiary would be entitled to full payment from the assets of the insurance subsidiary before the Company, as a stockholder, would be entitled to receive any distribution.
The financial position of the Company's insurance subsidiaries also may be affected by court decisions that expand insurance coverage beyond the intention of the insurer at the time it originally issued an insurance policy.
Dodd-Frank created FIO within the U.S. Department of the Treasury. FIO studies the current insurance regulatory system and is charged with monitoring and providing specific reports on various aspects of the insurance industry. However, FIO does not have general supervisory or regulatory authority over the business of insurance. FIO has suggested an expanded federal role in some circumstances. Additional regulations could adversely affect the efficiency and effectiveness of business processes, financial condition and results of operations of the Company, insurers of similar size and/or the insurance industry as a whole.
Regulatory initiatives, including the enactment of Dodd-Frank, could adversely impact liquidity and volatility of financial markets in which the Company participates.
In response to the credit and financial crisis, U.S. and overseas governmental and regulatory authorities are considering or implementing enhanced or new regulatory requirements intended to prevent future crises or stabilize the institutions under their supervision. Such measures are leading to stricter regulation of financial institutions. Changes from Dodd-Frank and other U.S. and overseas governmental initiatives have created uncertainty and could continue to adversely impact liquidity and increase volatility of the financial markets in which the Company participates and, in turn, negatively affect its financial condition or results of operations. The executive branch has requested a review of financial regulations including Dodd-Frank, which may eliminate or mitigate this risk.
Adopted and proposed regulatory and legislative actions, including standards of conduct adopted by the SEC, could make it more difficult for the Company to sell securities products and other investment vehicles, adversely impacting its financial condition and results of operations.
In 2018, the U.S. Court of Appeals for the 5th Circuit vacated the U.S. Department of Labor’s regulations defining who would be a “fiduciary” of an employee benefit plan under the Employee Retirement Income Security Act (ERISA) as a result of giving investment advice (Fiduciary Rule), as well as the accompanying prohibited transaction exemptions, including the Best Interest Contract Exemption. Recently, the Department of Labor announced its intention to propose a revised fiduciary regulation, but it is unclear when that will occur or what form the regulations may take.
In June 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons, including Regulation Best Interest that may affect securities sales practices. As a result of the new rules, beginning June 30, 2020, broker-dealers recommending securities products to retail customers will be required to comply with a “best interest” standard. In the June 2019 action, the SEC did not define a “best interest” standard but confirmed the standard is greater than the current suitability standard but would not rise to the level of “fiduciary.” The new rules also require additional disclosures about standards of conduct and conflicts of interest, including a new standardized client relationship summary disclosure (Form CRS).

Horace Mann Educators Corporation	Annual Report on Form 10-K 29

Separately, the NAIC has stated it is close to adopting an amendment to its Suitability in Annuity Transactions Model Regulation to include a “best interest” standard of care. Significant activity at the state legislative level appears to be directed to incorporating "fiduciary" and/or "best interest" standards of conduct for financial intermediaries into state-level oversight of securities.
Finally, the SEC and a number of state insurance departments have begun investigations into sales and disclosure practices and distribution of retirement products to teachers, including 403(b) and 457(b) annuity products sold to teachers. A significant part of the Company's retirement business involves fixed and variable 403(b) tax qualified annuity products, which are purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. The Company's financial condition and results of operations could be adversely affected by recently adopted or pending changes in federal and state laws and regulations that affect the manner in which these products are sold to educators.
Individually and collectively, these federal and state regulatory and legislative activities have the potential to increase the Company's regulatory and compliance burden, as well as constrain its sales practices. Additionally, the activities could limit the type, amount or structure of compensation arrangements into which the Company may enter, which could negatively impact its ability to compete with other companies to recruit and retain key personnel. Such changes could adversely impact the Company's business, financial condition and results of operations.
Litigation may harm the Company's financial strength or reduce its profitability.
Companies in the insurance industry have been subject to substantial litigation resulting from claims, disputes and other matters. Most recently, they have faced expensive claims, including class action lawsuits, alleging, among other things, improper sales practices and improper claims settlement procedures. Negotiated settlements of certain such actions have had a material adverse effect on many insurance companies. The resolution of similar future claims against any of the Company's insurance subsidiaries, including the potential adverse effect on its reputation and charges against the earnings of its insurance subsidiaries as a result of legal defense costs, a settlement agreement or an adverse finding or findings against its insurance subsidiaries in such a claim, could have a material adverse effect on the financial condition and results of operations of the insurance subsidiaries.
Events, including those external to the Company's operations, could damage the Company's reputation.
There are many events which may harm the Company’s reputation, including, but not limited to, those discussed in this Item 1A regarding regulatory investigations, legal proceedings, and cyber or other information security incidents. Any negative public perception, founded or otherwise, can be widely and rapidly shared over social media or other means, and could cause damage to the Company’s reputation. Damage to the Company’s reputation could reduce demand for its insurance products, reduce its ability to recruit and retain employees, or lead to greater regulatory scrutiny of its operations
As an insurance company, the Company is paid to accept certain risks. Those who conduct the Company’s business, including executive officers and members of management, employees and independent agents, do so in part by making decisions that involve exposing the Company to risk. These include decisions such as maintaining effective underwriting and pricing discipline, maintaining effective claim management and customer service performance, managing the Company’s investment portfolio, delivering effective technology solutions, complying with established sales practices, executing the Company’s capital management strategy, exiting a line of business and/or pursuing strategic growth initiatives, and other decisions. Although the Company employs controls and procedures designed to monitor business decisions and prevent the Company from taking excessive risks or unintentionally failing to comply with internal policies and practices, there can be no assurance that these controls and procedures will be effective. If the Company’s employees and independent agents take excessive risks and/or fail to comply with internal policies and practices, the impact of those events may damage the Company’s market position and reputation.

30 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 1B. I Unresolved Staff Comments
None.
ITEM 2. I Properties
As of December 31, 2019, the Company owned its headquarters of approximately 225,000 square feet located at 1 Horace Mann Plaza in Springfield, Illinois. Also in Springfield, the Company owns and leases some smaller buildings at other locations. In addition, the Company leases office space in suburban Chicago, Illinois, suburban Dallas, Texas (approximately 114,000 of rentable square feet), suburban Raleigh, North Carolina, and Cherry Hill, New Jersey which are utilized by one or more of all five reporting segments, depending on the location. For more information on reporting segments, see Part I - Item 1, Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.
ITEM 3. I Legal Proceedings
At the time of issuance of this Annual Report on Form 10-K, the Company does not have pending litigation from which there is a reasonable possibility of material loss.
ITEM 4. I Mine Safety Disclosures
Not applicable.

Horace Mann Educators Corporation	Annual Report on Form 10-K 31

PART II
ITEM 5. I Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
HMEC's common stock is traded on the NYSE under the symbol of HMN. The following table provides the high and low closing prices of the common stock on the NYSE Composite Tape and the cash dividends paid per share of common stock during the periods indicated.

	Market Price		Dividend
Fiscal Period	High	Low	Paid
2019:
Fourth Quarter	$45.87	$42.83	$0.2875
Third Quarter	47.68	40.87	0.2875
Second Quarter	41.83	35.23	0.2875
First Quarter	42.18	34.68	0.2875
2018:
Fourth Quarter	$43.60	$35.81	$0.2850
Third Quarter	46.56	42.66	0.2850
Second Quarter	45.12	40.77	0.2850
First Quarter	43.86	37.68	0.2850

The payment of dividends in the future is subject to the discretion of the Board and will depend upon general business conditions, legal restrictions and other factors the Board may deem to be relevant. Additional information is contained in Part I - Item 1, Cash Flow and in Part II - Item 8, Note 14 of the Consolidated Financial Statements in this report.

32 Annual Report on Form 10-K	Horace Mann Educators Corporation

Shareholder Return Performance Graph
The graph below sets forth the total five-year shareholder return on HMEC common stock. The graph assumes a $100 investment at December 31, 2014. The S&P 500 Index and the S&P 500 Insurance Index assume an annual reinvestment of dividends in calculating total return. The Company assumes reinvestment of quarterly dividends when paid.
Comparison of Cumulative Five Year Total Return to Shareholders

	Dec. 2014	Dec. 2015	Dec. 2016	Dec. 2017	Dec. 2018	Dec. 2019
HMEC	$100	$103	$137	$145	$126	$151
S&P 500 Insurance Index	100	102	120	140	124	161
S&P 500 Index	100	101	113	138	132	174

Holders and Shares Issued
As of February 15, 2020, the number of holders of HMEC's common stock was approximately 28,000.
During 2019, stock options were exercised for the issuance of 64,095 shares or 0.2% of the HMEC's common shares outstanding at December 31, 2018. The Company received $1.7 million in proceeds from the exercise of stock options which was used for general corporate purposes.
For information required by Item 201(d) of Regulation S-K regarding the equity compensation plan, see Part III - Item 12, of this report.

Horace Mann Educators Corporation	Annual Report on Form 10-K 33

Issuer Purchases of Equity Securities
On September 30, 2015, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million of HMEC's common stock, par value $0.001 (Program). The Program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended December 31, 2019, HMEC did not repurchase shares of its common stock under the Program.
For the quarterly periods ended in 2019 and 2018, HMEC repurchased shares of its common stock under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
Fourth Quarter 2019	—	—	—	$22.8 million

Third Quarter 2019	—	—	—	$22.8 million

Second Quarter 2019	—	—	—	$22.8 million

First Quarter 2019	—	—	—	$22.8 million

Fourth Quarter 2018	126,951	$39.41	126,951	$22.8 million

Third Quarter 2018	—	—	—	$27.8 million

Second Quarter 2018	2,000	39.72	2,000	$27.8 million

First Quarter 2018	161	37.52	161	$27.8 million

34 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 6. I Selected Financial Data
The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with GAAP. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 of this report and the Consolidated Financial Statements of the Company and its subsidiaries presented in Part II - Item 8 of this report.

($ in millions, except per share data)	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Insurance premiums and contract charges earned	$898.0	$817.3	$794.7	$759.1	$731.9
Net investment income	365.1	376.5	373.6	361.2	332.6
Net investment gains (losses)	153.3	(12.5)	(3.4)	4.1	12.7
Other income	14.1	10.3	6.6	4.5	3.2
Total revenues	1,430.5	1,191.6	1,171.5	1,128.9	1,080.4
Interest expense	15.6	13.0	11.9	11.8	13.1
Income before income taxes	236.4	19.5	88.7	114.2	129.5
Net income (1)	184.4	18.3	169.4	83.8	93.5

Per Share Data: (2)
Net income per share
Basic	$4.42	$0.44	$4.10	$2.04	$2.23
Diluted	4.40	0.44	4.08	2.02	2.20
Shares of Common Stock (in millions)
Weighted average - basic	41.7	41.6	41.4	41.2	41.9
Weighted average - diluted	41.9	41.9	41.6	41.5	42.4
Ending outstanding	41.2	41.0	40.7	40.2	40.6
Cash dividends per share	$1.15	$1.14	$1.10	$1.06	$1.00
Book value per share	38.01	31.50	36.88	32.15	31.18

Balance Sheet Data, at Year End:
Total investments	$6,639.2	$8,250.7	$8,352.3	$7,999.3	$7,648.0
Total assets	12,478.7	11,031.9	11,198.3	10,576.8	10,057.0
Total policy liabilities	6,956.5	6,384.1	6,182.0	6,024.1	5,683.4
Short-term debt	135.0	—	—	—	—
Long-term debt	298.0	297.7	297.5	247.2	247.0
Total shareholders' equity	1,567.3	1,290.6	1,501.6	1,294.0	1,264.7

Segment Information: (3)
Insurance premiums written and contract deposits
Property and Casualty	$683.1	$681.5	$662.8	$634.3	$605.8
Supplemental	65.7	—	—	—	—
Retirement	462.5	439.1	453.1	520.2	548.0
Life	113.2	114.4	111.2	108.0	102.7
Total	1,324.5	1,235.0	1,227.1	1,262.5	1,256.5
Net income (loss)
Property and Casualty	$54.3	$(14.3)	$17.8	$25.6	$40.0
Supplemental	18.0	—	—	—	—
Retirement	(4.8)	41.7	88.4	50.7	43.4
Life	17.6	18.8	77.6	16.6	15.0
Corporate and Other (4)	99.3	(27.9)	(14.4)	(9.1)	(4.9)
Total	184.4	18.3	169.4	83.8	93.5

(1)
Net income in 2019 reflects an after tax realized investment gain of $106.9 million associated with an annuity reinsurance transaction. 2018 reflects after tax impacts of $90.1 million from catastrophes. 2017 reflects a one-time income tax benefit of $99.0 million from TCJA.

(2)
Basic earnings per share is computed based on the weighted average number of shares outstanding plus the weighted average number of fully vested restricted common stock units and common stock units payable as shares of HMEC common stock. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding, to the extent dilutive. The Company's common stock equivalents relate to outstanding common stock options, common stock units (related to deferred compensation for Directors and employees) and restricted common stock units.

(3)	Information regarding assets by segment at December 31, 2019, 2018 and 2017 is contained in Part II - Item 8, Note 18 of the Consolidated Financial Statements in this report.

(4)	The Corporate and Other segment primarily includes interest expense on debt, the impact of net investment gains (losses), corporate debt retirement costs, and certain public company expenses.

Horace Mann Educators Corporation	Annual Report on Form 10-K 35

ITEM 7. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the U.S. (non-GAAP) are marked with an asterisk (*) the first time they are presented within Part II - Item 7 of this report. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) in the Appendix to the Company's Fourth Quarter 2019 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".
Forward-looking Information
Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. HMEC is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in the Company's business. See Part I - Item 1A in this Annual Report on Form 10-K for additional information regarding risks and uncertainties.
Introduction
The purpose of this MD&A is to provide an understanding of the Company’s consolidated results of operations and financial condition. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Part II - Item 8 of this report.
HMEC is an insurance holding company and through its subsidiaries, the Company markets and underwrites personal lines of property and casualty insurance, supplemental health insurance and limited short-term supplemental disability coverages, retirement products, including annuities, and life insurance in the U.S. The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.
On January 2, 2019, the Company acquired all of the equity interests in BCG which provides advisory and benefit plan record keeping services. BCG's results are reported in the Retirement segment.
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
On July 1, 2019, the Company acquired all of the equity interests in NTA. NTA’s insurance subsidiaries predominantly sell a variety of guaranteed renewable supplemental health insurance products (primarily heart, cancer and limited short-term supplemental disability coverages). The insurance subsidiaries also market life insurance products. NTA’s insurance subsidiaries are licensed in 50 states, the U.S. Virgin Islands and the District of Columbia and their marketplace is primarily within the public sector for which approximately 80% are individuals employed by educational institutions, with the remainder employed in state and local governments and emergency services facilities. NTA’s results are reported in a newly created Supplemental segment.
This MD&A begins with the Company’s consolidated financial highlights followed by consolidated results of operations, an outlook for future performance, details about critical accounting estimates and the results of operations by segment.

36 Annual Report on Form 10-K	Horace Mann Educators Corporation

Consolidated Financial Highlights

($ in millions)	Year Ended December 31,			2019-2018		2018-2017
	2019	2018	2017	$ Change		$ Change
Total revenues	$1,430.5	$1,191.6	$1,171.5	$238.9		$20.1
Net income	184.4	18.3	169.4	166.1		(151.1)
Per diluted share:
Net income	4.40	0.44	4.08	3.96		(3.64)
Net investment gains (losses), after tax	2.87	(0.24)	(0.04)	3.11		(0.20)
Book value per share	38.01	31.50	36.88	6.51		(5.38)
Net income return on equity - last twelve months	12.5%	1.3%	12.3%	11.2	pts	-11.0	pts

Net income (loss) by segment:
Property and Casualty	$54.3	$(14.3)	$17.8	$68.6		$(32.1)
Supplemental	18.0	—	—	N/A		N/A
Retirement	(4.8)	41.7	88.4	(46.5)		(46.7)
Life	17.6	18.8	77.6	(1.2)		(58.8)
Corporate and Other	99.3	(27.9)	(14.4)	127.2		(13.5)
Net income	$184.4	$18.3	$169.4	$166.1		$(151.1)
N/A - The acquisition of NTA closed on July 1, 2019.

For 2019, the Company's net income increased $166.1 million compared to 2018. The increase in net income was primarily due to recognition of a $106.9 million after tax realized investment gain in the second quarter of 2019 associated with an annuity reinsurance transaction. The impact from the realized investment gain was partially offset by a $28.0 million annuity goodwill impairment charge. Lower catastrophe costs of $49.0 million after tax in Property and Casualty as well as the addition of $18.0 million of net income from the Supplemental segment also contributed to the increase in consolidated net income. See Part II - Item 8, Notes 2, 6 and 7 of the Consolidated Financial Statements in this report for more information regarding Supplemental, the annuity reinsurance transaction and the goodwill impairment charge.
Net income in 2018 was negatively impacted by an elevated level of catastrophe costs of $90.1 million after tax while net income in 2017 benefited $99.0 million from the passage of the Tax Cuts and Jobs Act of 2017 (TCJA).
See Results of Operations by Segment for further details.

Horace Mann Educators Corporation	Annual Report on Form 10-K 37

Consolidated Results of Operations

($ in millions)	Year Ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Insurance premiums and contract charges earned	$898.0	$817.3	$794.7	9.9%	2.8%
Net investment income	365.1	376.5	373.6	-3.0%	0.8%
Net investment gains (losses)	153.3	(12.5)	(3.4)	N.M.	N.M.
Other income	14.1	10.3	6.6	36.9%	56.1%
Total revenues	1,430.5	1,191.6	1,171.5	20.0%	1.7%

Benefits, claims and settlement expenses	585.1	637.6	582.3	-8.2%	9.5%
Interest credited	212.8	206.2	198.6	3.2%	3.8%
Operating expenses	234.6	205.4	187.8	14.2%	9.4%
DAC unlocking and amortization expense	109.2	109.9	102.2	-0.6%	7.5%
Intangible asset amortization expense	8.8	—	—	N.M.	N.M.
Interest expense	15.6	13.0	11.9	20.0%	9.2%
Other expense - goodwill impairment	28.0	—	—	N.M.	N.M.
Total benefits, losses and expenses	1,194.1	1,172.1	1,082.8	1.9%	8.2%

Income before income taxes	236.4	19.5	88.7	N.M.	-78.0%
Income tax expense (benefit)	52.0	1.2	(80.7)	N.M.	-101.5%
Net income	$184.4	$18.3	$169.4	N.M.	-89.2%
Insurance Premiums and Contract Charges Earned
For 2019, insurance premiums and contract charges earned increased $80.7 million compared to 2018, primarily due to the addition of earned premiums from Supplemental as well as increases in average premium per policy for both automobile and property. For 2018, insurance premiums and contract charges earned increased $22.6 million compared to 2017, primarily due to increases in average premium per policy for both automobile and property.
Net Investment Income
Excluding accreted investment income on the deposit asset on reinsurance, 2019 net investment income decreased $82.2 million compared to 2018, primarily due to a $2.1 billion reduction in invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019 as well as continued low rates on new investments and lower prepayment levels, partially offset by stronger returns on alternative investments. Investment yields continue to be impacted by the low interest rate environment of recent years. For 2018, net investment income reflected increased prepayment activity offset by a reduction in yields from a strategic decision to improve the quality of the portfolio. The annualized yield on the total investment portfolio for the past three years was:

	2019	2018	2017
Pretax yield	4.8%	5.1%	5.2%
After tax yield	3.8%	4.1%	3.4%

38 Annual Report on Form 10-K	Horace Mann Educators Corporation

During 2019, management continued to identify and purchase investments, including alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with the Company's overall conservative investment guidelines.
Net Investment Gains (Losses)
For 2019, net investment gains increased primarily due to recognition of a realized investment gain of $135.3 million in the second quarter of 2019 in connection with the transfer of investments related to the aforementioned annuity reinsurance transaction.
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, equity securities are reported at fair value with changes in fair value recognized in net investment gains (losses). The changes in fair value of equity securities accounted for the 2018 increase in net investment losses over 2017. The break down of net investment gains (losses) by transaction type is shown in the following table:

($ in millions)	Year Ended December 31,
	2019	2018	2017
Other-than-temporary impairments (OTTI) losses recognized in earnings	$(1.4)	$(1.5)	$(12.6)
Sales and other, net	151.5	3.5	7.7
Change in fair value - equity securities	7.3	(18.3)	N/A
Change in fair value and gains (losses) realized on settlements - derivatives	(4.1)	3.8	1.5
Net investment gains (losses)	$153.3	$(12.5)	$(3.4)

The Company, from time to time, sells securities subsequent to a reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company's intent to hold an invested asset.
Other Income
For 2019, 2018 and 2017, other income steadily rose due to increases in commissions from third-party vendor products, decreases in annuity premium bonuses and the inclusion of BCG brokerage fees in 2019.
Benefits, Claims and Settlement Expenses
For 2019, benefits, claims and settlement expenses were lower due to reduced catastrophe losses and improved automobile experience, partially offset by the inclusion of losses from the new Supplemental segment. For 2018, benefits, claims and settlement expenses increased compared to 2017, driven primarily by elevated catastrophe costs in Property and Casualty.
Interest Credited
For 2019, 2018 and 2017, interest credited steadily increased, primarily due to higher interest costs on FHLB funding agreements.
Operating Expenses
For 2019, operating expenses increased $29.2 million compared to 2018, driven by the inclusion of NTA and BCG operations as well as $5.5 million of severance charges incurred in 2019 pertaining to expense reduction initiatives. The increase in operating expenses in 2018 was consistent with management's expectations as the Company incurred expenditures to support targeted strategies in product, distribution and infrastructure, which were intended to enhance the overall customer experience, increase sales, and support favorable policy retention and business cross-sale ratios. 2018 also included transaction costs of $5.1 million to acquire BCG and NTA.

Horace Mann Educators Corporation	Annual Report on Form 10-K 39

DAC Unlocking and Amortization Expense
DAC unlocking and amortization expense was comparable to 2018. The 2018 increase in DAC amortization expense was primarily attributable to DAC unlocking in Retirement accompanied by growth in premiums and related commissions for Property and Casualty. For Life, DAC unlocking resulted in immaterial changes to amortization for the three years ended 2019, 2018 and 2017.
Intangible Asset Amortization Expense
For 2019, the increase in intangible asset amortization expense was due to the acquisitions of NTA and BCG.
Interest Expense
Interest expense increased $2.6 million in 2019, primarily due to the Company utilizing its senior revolving credit facility in the third quarter of 2019 to partially fund the acquisition of NTA. Interest expense increased in 2018, primarily due to FHLB borrowings in the fourth quarter of 2017 as described further in Part II - Item 8, Note 10 of the Consolidated Financial Statements in this report.
Other Expense - Goodwill Impairment
For 2019, other expense represents an annuity goodwill impairment charge in Retirement resulting from the annuity reinsurance transaction. See Part II - Item 8, Note 7 of the Consolidated Financial Statements in this report for further information.
Income Tax Expense (Benefit)
The effective income tax rate on the Company's pretax income, including net investment gains (losses) was 22.0%, 6.2% and (91.1)% for the years ended December 31, 2019, 2018 and 2017, respectively. Income from investments in tax-exempt securities reduced the effective income tax rates by 2.3, 21.2 and 11.0 percentage points for 2019, 2018 and 2017, respectively. The goodwill impairment charge in the Retirement segment increased the effective income tax rate by 2.3 percentage points and the acquisitions of NTA and BCG increased the effective income tax rate by 0.1 percentage points at December 31, 2019. The TCJA reduced the 2017 effective tax rate by 111.6 percentage points from re-measuring the Company's deferred taxes to reflect the changes in tax rates included in the TCJA as of the date of enactment.
The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.
At December 31, 2019, the Company's federal income tax returns for years prior to 2014 are no longer subject to examination by the IRS. Management does not anticipate any assessments for tax years that remain subject to examination to have a material effect on the Company's financial position or results of operations. See Part II - Item 8, Note 11 of the Consolidated Financial Statements in this report for further information.
Outlook for 2020
At the time of issuance of this Annual Report on Form 10-K, management estimates that 2020 full year net income will be within a range of $2.55 to $2.75 per diluted share and that the Company anticipates generating a core return on equity* of over 8%. Management expects the Company's overall pretax net investment income to be flat with 2019, with increases from a full year of Supplemental net investment income offsetting declines in Retirement net investment income. This projection also reflects an overall effective tax rate of between 17% and 19%.
Within Property and Casualty, low to mid-single digit planned rate increases, as well as continued underwriting initiatives, are expected to maintain the underlying loss ratios* at levels comparable to 2019. The expense ratio is expected to improve slightly from the 2019 expense ratio of 26.9 points. As a result, the Property and Casualty full-year combined ratio is expected to be 95-97%, assuming catastrophe losses add approximately 7.5 points, similar to 2019. Net income for Property and Casualty is anticipated to be in the range of $55 million to $60 million.
Supplemental is anticipated to generate a pretax profit margin in the low to mid 20% range and net investment income should begin to benefit from portfolio repositioning. As a result, net income is anticipated to be between $28 million and $30 million.

40 Annual Report on Form 10-K	Horace Mann Educators Corporation

Retirement net investment income is expected to reflect further spread compression with rates on new investments below the average portfolio earned rate as well as the impact of lower invested assets as a result of the annuity reinsurance transaction. This should be offset by a reduced level of operating expenses. As a result, net income for Retirement is anticipated to be in the range of $27 million to $29 million.
Life is expected to generate net income between $14 million and $16 million, including a return to modeled mortality cost levels.
As described in Critical Accounting Estimates, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's estimates above. Additionally, see Forward-looking Information in Part I - Item 1 and Part I - Item 1A of this Annual Report on Form 10-K concerning other important factors that could impact actual results. Management believes that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires the Company's management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company's consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's consolidated financial statements, which include related disclosures. Information regarding the Company's accounting policies pertaining to these topics is located in the Notes to Consolidated Financial Statements as listed in Part II - Item 8 of this report.
The Company has identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	Valuation of hard-to-value fixed maturity securities, including evaluation of other-than-temporary impairments

•	Evaluation of goodwill and intangible assets for impairment

•	Valuation of supplemental, annuity and life deferred policy acquisition costs

•	Valuation of liabilities for property and casualty unpaid claims and claim expenses

•	Valuation of certain investment contracts and policy reserves

•	Valuation of assets acquired and liabilities assumed under purchase accounting
Although variability is inherent in these accounting estimates, management believes the amounts provided are appropriate based upon the facts available during preparation of the consolidated financial statements.
Valuation of Hard-to-Value Fixed Maturity Securities
The fair value of a fixed maturity security is the estimated amount at which the security could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. The Company utilizes its investment managers and its custodian bank to obtain fair value prices from independent third-party valuation service providers, broker-dealer quotes, and model prices. Each month, the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations for fixed maturity securities. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Typical inputs used by these pricing sources include, but are not

Horace Mann Educators Corporation	Annual Report on Form 10-K 41

limited to, reported trades, bids, offers, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads, and/or estimated cash flows, prepayment and default speeds, among others. The Company's fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 94.1% of the portfolio, based on fair value, was priced through pricing services or index priced using observable inputs as of December 31, 2019.
The valuation of hard-to-value fixed maturity securities (generally 100 -150 securities) is more subjective because the markets are less liquid and there is a lack of observable market-based inputs. This may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. When the pricing sources cannot provide fair value determinations, the investment managers and custodian bank obtain non-binding price quotes from broker-dealers. For those securities where the investment manager cannot obtain broker-dealer quotes, they will model the security, generally using anticipated cash flows of the underlying collateral. Broker-dealers' valuation methodologies as well as investment managers’ modeling methodologies are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The selection of the market inputs and assumptions used to estimate the fair value of hard-to-value fixed maturity securities require judgment and include: benchmark yield, liquidity premium, estimated cash flows, prepayment and default speeds, spreads, weighted average life, and credit rating. The extent of the use of each market input depends on the market sector and market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.
The Company gains assurance that its portfolio of fixed maturity securities and hard-to-value fixed maturity securities is appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards. The Company’s processes and controls are designed to ensure (1) the valuation methodologies are appropriate and consistently applied, (2) the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and (3) the fair values are accurately recorded. For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers. The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or broker-dealers to other third-party valuation sources for selected securities.
At December 31, 2019, Level 3 invested assets comprised 4.8% of the Company's total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the determination of fair value.
Evaluation of Other-than-Temporary Impairments
The Company's methodology of assessing OTTI for fixed maturity securities is based on security-specific facts and circumstances as of the reporting date. The Company has a policy and process to evaluate fixed maturity securities (at the cusip/issuer level) on a quarterly basis to assess whether there has been OTTI. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than the amortized cost basis, (3) the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer, and (6) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment.
When OTTI is deemed to have occurred, the investment is written-down to fair value at the trade lot level and the credit-related loss portion is recognized as a net investment loss during the period. The amount of total OTTI related to non-credit factors for fixed maturity securities is recognized in other comprehensive income (OCI), net of applicable taxes, in which the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis. Also, see Part II - Item 8, Note 1 of the Consolidated Financial Statements in this report.

42 Annual Report on Form 10-K	Horace Mann Educators Corporation

Evaluation of Goodwill and Intangible Assets for Impairment
Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. A goodwill impairment charge could have a material adverse effect on the Company's results of operations. The Company's reporting units, for which goodwill has been allocated, are equivalent to the Company's operating segments. As of December 31, 2019, the Company's allocation of goodwill by reporting unit was as follows: $9.5 million, Property and Casualty; $19.6 million, Supplemental; $10.1 million, Retirement; and $9.9 million, Life. Also see Part II - Item 8, Notes 1 and 7 of the Consolidated Financial Statements in this report.
The goodwill impairment test, as defined in GAAP, allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the entity performs a quantitative goodwill impairment test by comparing the fair value of a reporting unit to its carrying value for purposes of confirming and measuring an impairment.
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
The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value of a reporting unit to be below carrying value. Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of a volatile financial markets on earnings, discount rate assumptions, liquidity and market capitalization. The annuity reinsurance transaction triggered an assessment resulting in the write-down of a certain amount of goodwill for impairment during the second quarter of 2019 (see Part II - Item 8, Note 7 of the Consolidated Financial Statements in this report for more information). There were no other events or material changes in circumstances during 2019 that indicated that an adverse material change in the fair value of the Company's reporting units had occurred.
The value of business acquired (VOBA) represents the difference between the fair value of insurance contracts and insurance policy reserves measured in accordance with the Company's accounting policies for insurance contracts acquired. VOBA was based on an actuarial estimate of the present value of future distributable earnings for insurance in force on the acquisition date. VOBA was $90.7 million as of December 31, 2019 and is being amortized by product based on the present value of future premiums to be received. The Company estimates that it will recognize VOBA amortization of $7.1 million in 2020, $6.7 million in 2021, $6.2 million in 2022, $5.8 million in 2023 and $5.4 million in 2024.
The Company accounts for the value of distribution acquired (VODA) associated with the acquisition of NTA based on an actuarial estimate of the present value of future business to be written by the existing distribution channel. VODA was $47.5 million as of December 31, 2019 and is being amortized on a straight-line basis. The Company estimates that it will recognize VODA amortization of $2.9 million in each of the years 2020 through 2024, respectively.
The Company accounts for VODA associated with the acquisition of BCG based on management's estimate of the present value of future business to be written by the existing distribution channel. VODA was $4.6 million as of December 31, 2019 and is being amortized based on the present value of future profits to be received. The Company estimates that it will recognize VODA amortization of $0.4 million in each of the years 2020 through 2024, respectively.

Horace Mann Educators Corporation	Annual Report on Form 10-K 43

The Company accounts for the value of agency relationships based on the present value of commission overrides retained by NTA. Agency relationships was $15.5 million as of December 31, 2019 and is being amortized based on the present value of future premiums to be received. The Company estimates that it will recognize agency relationships amortization of $2.6 million in 2020, $2.2 million in 2021, $1.9 million in 2022, $1.6 million in 2023 and $1.4 million in 2024.
The Company accounts for the value of customer relationships based on the present value of expected profits from existing BCG customers in force at the date of acquisition. Customer relationships was $7.3 million as of December 31, 2019 and is being amortized based on the present value of future profits to be received. The Company estimates that it will recognize customer relationships amortization of $1.5 million in 2020, $1.2 million in 2021, $1.0 million in 2022, $0.9 million in 2023 and $0.7 million in 2024.
Trade names represents the present value of future savings accruing to NTA and BCG by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. State licenses represents the regulatory licenses held by NTA that were valued using the cost approach. Both trade names and state licenses are indefinite-lived intangibles that are not subject to amortization.
VOBA is reviewed for recoverability from future income, including net investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the year ended December 31, 2019.
Amortizing intangible assets (i.e., VODA, agency relationships and customer relationships) are tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. The carrying amount of an amortizing intangible asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable from undiscounted cash flows, the impairment is measured as the difference between the carrying value and fair value.
Intangible assets that are not subject to amortization (i.e., trade names and state licenses) are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying value. If the carrying value of an intangible asset that is not subject to amortization exceeds its fair value, an impairment loss is to be recognized in an amount equal to that excess.
Valuation of Supplemental, Annuity and Life Deferred Policy Acquisition Costs
DAC, consisting of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, are deferred and amortized on a basis consistent with the type of insurance coverage. For supplemental policies, DAC is amortized in proportion to anticipated premiums over the terms of the insurance policies (approximately 6 years, based on an estimated average duration across all supplemental products). For all investment (annuity) contracts, DAC is amortized over 20 years in proportion to estimated gross profits. DAC is amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for IUL. For further information, see Part II - Item 8, Note 1 of the Consolidated Financial Statements in this report.
The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of net investment gains (losses). For the variable deposit portion of Retirement, the Company amortizes DAC utilizing a future financial market performance assumption of an 8.0% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company's long-term assumption. The Company's practice with regard to future financial market performance assumes that long-term appreciation in the financial markets is not changed by short-term market fluctuations, but is only changed when sustained annual deviations are experienced. The Company monitors these fluctuations and only changes the assumption when the long-term expectation changes. The potential effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease/(increase) in DAC amortization expense of approximately $3.0 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At December 31, 2019, the ratio of DAC to the total annuity accumulated cash value was 2.5%.
In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to current period amortization expense for the

44 Annual Report on Form 10-K	Horace Mann Educators Corporation

period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of DAC. In terms of the sensitivity of this amortization to three of the more significant assumptions, based on DAC as of December 31, 2019 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.3 million and $0.4 million, (2) a 1.0% deviation from the targeted financial market performance for the underlying mutual funds of the Company's variable annuities would impact amortization between $0.3 million and $0.4 million and (3) a $1.0 million net investment gain (loss) would impact amortization by approximately $0.1 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to DAC amortization expense is included in Results of Operations by Segment for the Three Years Ended December 31, 2019.
The most significant assumptions that are involved in the estimation of life insurance gross profits include interest rates expected to be received on investments, business persistency, and mortality. Conversions from term to permanent insurance cause an immediate write down of the associated DAC. The impact on amortization due to assumption changes has an immaterial impact on the results of operations.
The most significant assumptions that are involved in the estimation of supplemental gross profits include morbidity, persistency, expenses and interest rates expected to be received on investments. When a supplemental policy lapses, there is an immediate write down of the associated DAC. The impact on amortization due to assumption changes has an immaterial impact on the results of operations.
Annually, the Company performs a gross premium valuation on life insurance and supplemental policies to assess whether a loss recognition event has occurred. This involves discounting expected future benefits and expenses less expected future premiums. To the extent that this amount is greater than the liability for future benefits less the DAC asset, in aggregate for the life insurance or the supplemental block, a loss would be recognized by first writing off the DAC and then increasing the liability.
Valuation of Liabilities for Property and Casualty Unpaid Claims and Claim Expenses
Underwriting results of Property and Casualty are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liabilities for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years that transpire between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for Property and Casualty claims include provisions for payments to be made on reported claims (case reserves), IBNR claims and associated settlement expenses (together, loss reserves).
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
Reserves are re-estimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve re-estimates. A detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in Item 8., Note 8 of the Consolidated Financial Statements in this report. Due to the nature of the Company's personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmentally related items such as mold.
Based on the Company's products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property and Casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6.0%, which equates to plus or minus approximately $13.0 million of net income based on net reserves as of December 31, 2019. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Horace Mann Educators Corporation	Annual Report on Form 10-K 45

There are a number of assumptions involved in the determination of the Company's Property and Casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. Management estimates that a 2.0% change in claim severity or claim frequency for the most recent 36 month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated net reserves of between $6.0 million and $10.0 million for long-tail liability related exposures (automobile liability coverages) and between $2.0 million and $4.0 million for short-tail liability related exposures (property and automobile physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.
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
The Company's liabilities for unpaid claims and claim expenses for Property and Casualty were as follows:

($ in millions)	December 31, 2019			December 31, 2018
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$97.9	$219.2	$317.1	$103.5	$171.7	$275.2
Automobile other	12.3	(5.4)	6.9	12.4	(4.0)	8.4
Property	12.8	39.5	52.3	24.3	48.2	72.5
All other	2.3	8.4	10.7	2.1	9.0	11.1
Total	$125.3	$261.7	$387.0	$142.3	$224.9	$367.2

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company's re-estimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Re-estimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2019, the impact of a reserve re-estimation resulting in a 1.0% increase in net reserves would be a decrease of approximately $2.0 million in net income. A reserve re-estimation resulting in a 1.0% decrease in net reserves would increase net income by approximately $2.0 million.
Favorable prior years' reserve re-estimates increased net income in 2019 by approximately $7.5 million pretax, primarily the result of favorable severity trends in auto for accident year 2018. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at December 31, 2019.
Valuation of Certain Investment Contracts and Policy Reserves
Liabilities for future benefits on annuity and life policies are established in amounts adequate to meet the estimated future obligations on policies in force.
Liabilities for future benefits on deferred annuity contracts, excluding fixed indexed annuity (FIA) products, are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. Liabilities for FIA products are bifurcated into an embedded derivative and a host contract. The embedded derivative is recognized at fair value and is reported in Other policyholder funds on the Consolidated Balance Sheets, and is determined using the option budget method. The host contract is accounted for as a debt instrument with the initial amount determined as the consideration amount less the initial embedded derivative, as described above. Any discount to the minimum account value is accreted over the life of the products using the effective yield method. Key assumptions used in the estimation of the liabilities for FIA products include the risk free interest rate, the value of options currently in force, the future expected option budget based on product pricing targets, mortality and lapses.

46 Annual Report on Form 10-K	Horace Mann Educators Corporation

Liabilities for future benefits on payout annuity contracts are determined as the present value of expected future benefit payments. Key assumptions used in the calculation include the future investment yield and mortality, for those contracts with life contingencies.
Liabilities for future policy benefits on supplemental insurance policies are computed using the net level premium method and are based on assumptions as to future investment yields, morbidity, mortality, persistency, expenses and other assumptions based on the Company’s experience, including provisions for adverse deviation. Mortality, morbidity and lapse assumptions for all policies have been based on standard actuarial tables which are modified as appropriate to reflect the Company's own experience. In the event actual experience is worse than the assumptions, additional reserves may be required. This would result in recognition of a loss for the period in which the increase in reserves occurred.
Liabilities for future policy benefits on life insurance policies, excluding indexed universal life (IUL) products, are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and lapses. Mortality and lapse assumptions for all policies have been based on actuarial tables which are consistent with the Company's own experience. In the event actual experience is worse than the assumptions, additional reserves may be required. This would result in recognition of a loss for the period in which the increase in reserves occurred. Also, see Part II - Item 8, Note 1 of the Consolidated Financial Statements in this report. Liabilities for IUL products are bifurcated into an embedded derivative and a host contract. The embedded derivative is recognized at fair value and is set equal to the fair value of the current call options purchased to hedge the liability. The host contract is measured using the retrospective deposit method which is equal to the account balance.
Valuation of Assets Acquired and Liabilities Assumed under Purchase Accounting and Purchase Price Allocation
In accounting for the acquisitions of NTA and BCG, assets acquired and liabilities assumed were recognized based on estimated fair values as of the date of acquisition. The excess of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired was recognized as goodwill. A significant amount of judgment was involved in estimating the individual fair values of tangible assets, intangible assets, and other assets and liabilities. The Company used all available information to make these fair value determinations and engaged third-party consultants for valuation assistance. The fair value of assets and liabilities as of the acquisition date were estimated using a combination of approaches, including the income approach, which required the Company to project future cash flows and apply an appropriate discount rate; the cost approach, which required estimates of replacement costs and depreciation and obsolescence estimates; and the market approach. The estimates used in determining fair values were based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
The VOBA intangible asset represents the difference between the fair value of insurance contracts and insurance policy reserves measured in accordance with the Company's accounting policies for insurance contracts acquired. VOBA was based on an actuarial estimate of the present value of future distributable earnings for insurance in force on the acquisition date. The VODA intangible asset associated with the acquisition of NTA was based on an actuarial estimate of the present value of future business to be written by the existing distribution channel. The VODA intangible asset associated with the acquisition of BCG was based on management's estimate of the present value of future business to be written by the distribution channel. The value of agency relationships intangible asset represents the present value of the commission overrides retained by NTA. The aforementioned intangible assets were valued using the income approach. The trade names intangible asset represents the present value of future savings accruing to NTA and BCG by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. The state licenses intangible asset represents the regulatory licenses held by NTA that were valued using the cost approach. The valuation of NTA's policy reserves represents the present value of future benefits and expenses associated with the policies, valued using the actuarial appraisal approach.
The valuation of insurance contracts, consisting of VOBA and insurance policy reserves, and VODA, required management to use judgment to estimate the fair value. Assumptions included discount rate, future policy and contract charges, premiums, morbidity and mortality, and persistency by product, as well as expenses, investment returns, growth rates, agent termination rates and other factors. Two of the most significant inputs in these calculations are the discount rate assumption used to arrive at the present value of the net cash flows and the morbidity assumption used to estimate the fair value of insurance contracts and insurance policy reserves

Horace Mann Educators Corporation	Annual Report on Form 10-K 47

and future business to be produced by the existing distribution channel. Actual experience on the purchased business may vary from these projections and the recovery of the net assets recorded is dependent upon the future profitability of the related business.
Results of Operations by Segment for the Three Years Ended December 31, 2019
Consolidated financial results primarily reflect the operating results of four reporting segments as well as the corporate and other line. These segments are defined based on financial information management uses to evaluate performance and to determine the allocation of resources (see Part II - Item 8, Note 1 for a description of changes to the Company's reporting segments).

•	Property and Casualty

•	Supplemental

•	Retirement

•	Life

•	Corporate and Other
The determination of segment data is described in more detail in Part II - Item 8, Note 18 of the Consolidated Financial Statements in this report. The following sections provide analysis and discussion of results of operations for each of the reporting segments as well as investment results.
Property and Casualty
2019 net income reflected three factors:

•	12.8 points of improvement in the Property and Casualty combined ratio for the year due to lower catastrophe losses

•	favorable prior years' reserve development

•	improved automobile underwriting results
2018 core earnings reflected a significant level of catastrophe costs. The most significant catastrophe event in 2018 was the Camp Fire in California, which generated gross losses of $150.0 million, and, net losses after reinsurance of $37.9 million pretax. The Camp Fire in California was the largest single catastrophe event for the Company since Hurricane Katrina in 2005.

48 Annual Report on Form 10-K	Horace Mann Educators Corporation

The following table provides certain financial information for the Property and Casualty segment for the periods indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,			2019-2018		2018-2017
	2019	2018	2017	Change %		Change %
Financial Data:
Premiums written*:
Automobile	$461.7	$469.9	$450.7	-1.7%		4.3%
Property and other	221.4	211.6	212.1	4.6%		-0.2%
Total premiums written	683.1	681.5	662.8	0.2%		2.8%
Change in unearned insurance premiums	(0.4)	15.8	14.5	-102.5%		9.0%
Total insurance premiums earned	683.5	665.7	648.3	2.7%		2.7%
Incurred claims and claims expenses:
Claims occurring in the current year	483.1	548.0	499.0	-11.8%		9.8%
Prior years' reserve development	(7.5)	(0.3)	(2.7)	N.M.		-88.9%
Total claims and claim expenses incurred	475.6	547.7	496.3	-13.2%		10.4%
Operating expenses, including DAC amortization	183.6	179.8	173.4	2.1%		3.7%
Underwriting gain (loss)	24.3	(61.8)	(21.4)	-139.3%		N.M.
Net investment income	41.7	40.1	36.2	4.0%		10.8%
Income (loss) before income taxes	66.7	(20.9)	14.5	N.M.		N.M.
Net income (loss)	54.3	(14.3)	17.8	N.M.		N.M.
Core earnings (loss)*	54.3	(14.3)	17.2	N.M.		N.M.

Operating Statistics:
Total Property and Casualty
Loss and loss adjustment expense ratio	69.6%	82.3%	76.6%	-12.7	pts	5.7	pts
Expense ratio	26.9%	27.0%	26.7%	-0.1	pts	0.3	pts
Combined ratio:	96.5%	109.3%	103.3%	-12.8	pts	6.0	pts
Prior years' reserve development	-1.1%	—%	-0.4%	-1.1	pts	0.4	pts
Catastrophes	7.6%	17.1%	9.5%	-9.5	pts	7.6	pts
Underlying combined ratio*	90.0%	92.2%	94.2%	-2.2	pts	-2.0	pts
Automobile
Loss and loss adjustment expense ratio	70.6%	76.3%	79.4%	-5.7	pts	-3.1	pts
Expense ratio	27.0%	26.8%	26.9%	0.2	pts	-0.1	pts
Combined ratio:	97.6%	103.1%	106.3%	-5.5	pts	-3.2	pts
Prior years' reserve development	-1.2%	—%	-0.1%	-1.2	pts	0.1	pts
Catastrophes	1.2%	1.7%	2.3%	-0.5	pts	-0.6	pts
Underlying combined ratio*	97.6%	101.4%	104.1%	-3.8	pts	-2.7	pts
Property
Loss and loss adjustment expense ratio	67.4%	95.4%	70.5%	-28.0	pts	24.9	pts
Expense ratio	26.8%	27.7%	26.5%	-0.9	pts	1.2	pts
Combined ratio:	94.2%	123.1%	97.0%	-28.9	pts	26.1	pts
Prior years' reserve development	-0.9%	-0.1%	-1.2%	-0.8	pts	1.1	pts
Catastrophes	21.1%	50.2%	24.5%	-29.1	pts	25.7	pts
Underlying combined ratio*	74.0%	73.0%	73.7%	1.0	pts	-0.7	pts

Policies in force (in thousands)
Automobile	433	463	479	-6.5%		-3.3%
Property	194	201	205	-3.5%		-2.0%
Total	627	664	684	-5.6%		-2.9%

Horace Mann Educators Corporation	Annual Report on Form 10-K 49

On a reported basis, the improvement in the automobile combined ratio in 2019 was mainly attributed to 4.0 points of improvement in the underlying loss ratio* due to rate actions combined with continued stabilization in auto loss trends. The property combined ratio improved 28.9 points in 2019 primarily due to lower catastrophe losses. On an underlying basis, the property loss ratio* increased 1.0 point compared to the prior year.
Catastrophe costs incurred were as follows:

($ in millions)	Year Ended December 31,
	2019	2018	2017
Three months ended in 2019
March 31	$10.8	$9.8	$17.2
June 30	22.1	26.8	32.4
September 30	14.7	32.2	8.6
December 31	4.4	45.3	3.6
Total full year	$52.0	$114.1	$61.8
Rate actions were the primary factor for the slight increase in total premiums written* compared to 2018. For 2019, average approved rate changes were 4.8% for automobile and 3.5% for property.
Automobile premiums written* decreased $8.2 million compared to 2018. In 2019, the average written premium per policy and average earned premium per policy increased 4.1% and 5.3%, respectively, compared to 2018. In 2018, automobile premiums written increased $19.2 million compared to 2017. In 2018, the average written premium per policy and average earned premium per policy increased 6.9% and 6.8%, respectively, compared to 2017. Based on policies in force, the automobile 12 month retention rate for new and renewal policies was 81.1%, 81.9% and 83.0% at December 31, 2019, 2018 and 2017, respectively, with the decrease due to recent rate and underwriting actions. The number of educator policies has been stable relative to overall automobile policies over the past three years as educators represented 85.4%, 85.4% and 85.2% of the automobile policies in force as of December 31, 2019, 2018 and 2017, respectively.
Property and other premiums written* increased $9.8 million compared to 2018, as catastrophe reinstatement reinsurance premiums reduced premiums written by approximately $6.7 million in 2018. While the number of property policies in force has declined, the average written premium per policy and average earned premium per policy increased 6.2% and 5.4%, respectively, compared to 2018. In 2018, the average written premium per policy and average earned premium per policy increased 4.3% and 3.1%, respectively, compared to 2017. Based on policies in force, the property 12 month new and renewal policy retention rate was 87.1%, 88.0% and 87.6% at December 31, 2019, 2018 and 2017, respectively. The number of educator policies has been stable relative to overall property policies over the past three years as educators represented 82.4%, 82.2% and 82.1% of the property policies in force as of December 31, 2019, 2018 and 2017, respectively.
The Property and Casualty expense ratio was 26.9%, 27.0% and 26.7% for 2019, 2018 and 2017, respectively.
The Company continues to evaluate and implement actions to further mitigate its risk exposure. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.
Supplemental
The Company acquired NTA on July 1, 2019. As a result, the Company’s reporting segments have changed effective in the third quarter of 2019. A new reporting segment titled "Supplemental" was added to report on the personal lines of supplemental insurance products (primarily heart, cancer, accident and limited short-term supplemental disability coverages) that are marketed and underwritten by NTA.
Supplemental contributed $18.0 million of net income during the second half of 2019. The pretax profit margin was 30.8% reflecting this business' focus on efficient operations and product mix. The non-cash impact from amortization of intangible assets recognized in connection with the purchase accounting of NTA reduced pretax net income by $6.6 million.

50 Annual Report on Form 10-K	Horace Mann Educators Corporation

The following table provides certain information for the Supplemental segment for the periods indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Financial Data:
Insurance premiums and contract deposits	$65.7	N/A	N/A	N/A	N/A
Insurance premiums and contract charges earned	65.8	N/A	N/A	N/A	N/A
Net investment income	7.5	N/A	N/A	N/A	N/A
Benefits and settlement expenses	21.7	N/A	N/A	N/A	N/A
Operating expenses (includes DAC unlocking and amortization expense)	20.4	N/A	N/A	N/A	N/A
Intangible asset amortization expense	6.6	N/A	N/A	N/A	N/A
Income before income taxes	23.0	N/A	N/A	N/A	N/A
Net income	18.0	N/A	N/A	N/A	N/A
Core earnings*	18.0	N/A	N/A	N/A	N/A

Operating Statistics:
Supplemental insurance in force (thousands)	297	N/A	N/A	N/A	N/A
Benefits ratio (1)	37.5%	N/A	N/A	N/A	N/A
Expense ratio (2)	27.3%	N/A	N/A	N/A	N/A
Pretax profit margin (2)	30.8%	N/A	N/A	N/A	N/A
Persistency	89.3%	N/A	N/A	N/A	N/A
N/A - The acquisition of NTA closed on July 1, 2019.
(1)    Benefits ratio measured to earned premium.
(2)    Expense ratio and pretax profit margin measured to total revenues.

Retirement
2019 net income decreased $46.5 million due to the impacts of the annuity reinsurance transaction coupled with a $28.0 million goodwill impairment charge triggered by the transaction. 2019 core earnings* decreased $18.5 million compared to 2018, reflecting the impact of the annuity reinsurance transaction which ceded $2.9 billion of fixed and variable reserves (see Part II - Item 8, Note 6 of the Consolidated Financial Statements for further details). 2019 results also include higher operating expenses from the inclusion of BCG.
2018 net income declined due to a favorable impact from TCJA enacted in 2017. 2018 core earnings decreased $7.2 million compared to 2017, reflecting tightening annualized net interest spreads on fixed annuities, higher DAC unlocking, and higher operating expenses to support long-term retirement infrastructure.

Horace Mann Educators Corporation	Annual Report on Form 10-K 51

The following table provides certain information for the Retirement segment for the periods indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,			2019-2018		2018-2017
	2019	2018	2017	Change %		Change %
Financial Data:
Contract charges earned	$29.1	$31.2	$28.0	-6.7%		11.4%
Net investment income	174.7	262.6	262.0	-33.5%		0.2%
Interest credited	93.6	161.1	153.5	-41.9%		5.0%
Net interest margin without net investment gains (losses)	81.1	101.5	108.5	-20.1%		-6.5%
Net interest margin - Reinsured block	3.4	—	—	N.M.		N.M.
Mortality loss and other reserve charges	5.3	7.6	5.8	-30.3%		31.0%
Operating expenses	60.5	57.3	49.8	5.6%		15.1%
DAC and intangible asset amortization expense, excluding DAC unlocking	18.0	19.2	16.7	-6.3%		15.0%
DAC unlocking	3.5	3.9	1.1	-10.3%		N.M.
Other expenses - goodwill impairment	28.0	—	—	N.M.		N.M.
Income (loss) before income taxes	(1.8)	51.7	69.0	-103.5%		-25.1%
Net income (loss)	(4.8)	41.7	88.4	-111.5%		-52.8%
Core earnings*	23.2	41.7	48.9	-44.4%		-14.7%

Operating Statistics:
Annuity contract deposits*
Variable	$217.3	$205.8	$173.9	5.6%		18.3%
Fixed	245.2	233.3	279.2	5.1%		-16.4%
Total	462.5	439.1	453.1	5.3%		-3.1%
Single	256.6	234.2	244.4	9.6%		-4.2%
Recurring	205.9	204.9	208.7	0.5%		-1.8%
Total	462.5	439.1	453.1	5.3%		-3.1%
Assets under administration (AUA)
Annuity assets under management (1)	4,379.6	6,713.3	6,764.0	-34.8%		-0.7%
Broker and advisory assets under administration (2)	2,391.8	330.3	266.2	N.M.		24.1%
Recordkeeping assets under administration (2)	1,499.2	—	—	N.M.		N.M.
Total	8,270.6	7,043.6	7,030.2	17.4%		0.2%
Persistency
Variable annuities	94.7%	94.4%	94.8%	0.3	pts	-0.4	pts
Fixed annuities	94.0%	94.0%	94.5%	—		-0.5	pts
Total	94.3%	94.1%	94.6%	0.2	pts	-0.5	pts
Annuity contracts in force (thousands)	229	226	223	1.3%		1.3%
Fixed spread - YTD annualized (basis points)	194	171	194	23	bps	-23bps

(1)	Amount reported as of December 31, 2019 excludes $707.8 million of assets under management held under modified coinsurance reinsurance.

(2)	2019 includes the results of BCG acquired on January 2, 2019.

2019 annuity contract deposits* increased $23.4 million compared to 2018, reflecting positive momentum in retirement initiatives and in engaging new households. Compared to 2018, variable and fixed annuity deposits increased $11.5 million and $11.9, respectively.
At December 31, 2019, assets under management were $2.3 billion below a year ago, driven primarily by the annuity reinsurance transaction. Variable assets under management, excluding amounts held under the modified coinsurance agreement, decreased by $218.4 million primarily due to the annuity reinsurance transaction partially offset by favorable market performance. The 194 basis point net interest spread for full-year 2019 includes the 142 basis point net annualized net interest spread for the first quarter, which was prior to the annuity reinsurance transaction.

52 Annual Report on Form 10-K	Horace Mann Educators Corporation

The Company actively manages its interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. Management estimates that over the next 12 months approximately $215.0 million of Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.
As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on the Company's existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $2.1 million in year one and $6.3 million in year two, further reducing the annualized net interest spread by approximately 8 basis points and 22 basis points in the respective periods, compared to the current period annualized net interest spread. The Company could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
The expectation for future annualized net interest spreads is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread, based on DAC as of December 31, 2019 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted interest rate spread assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.
The annuity reinsurance agreement entered into in the second quarter of 2019, which reinsured a $2.2 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values is shown below.

($ in millions)	December 31, 2019
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	53.0%	$1,261.5	49.5%	36.8%	$623.9
Equal to 2% but less than 3%	12.1	289.1	83.3	14.2	240.9
Equal to 3% but less than 4%	25.6	610.5	99.9	36.0	610.1
Equal to 4% but less than 5%	7.2	170.6	100.0	10.0	170.6
5% or higher	2.1	50.9	100.0	3.0	50.9
Total	100.0%	$2,382.6	71.2%	100.0%	$1,696.4

The Company will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Part I - Item 1A and other factors within this report.

Horace Mann Educators Corporation	Annual Report on Form 10-K 53

Life
2019 net income and core earnings* decreased $1.2 million compared to 2018, reflecting lower net investment income and higher expenses partially offset by lower mortality costs. 2018 net income decreased $58.8 million compared to 2017, primarily due to the benefit of a $60.3 million from TCJA enacted in 2017.
For 2019, insurance premiums and contract deposits* decreased $1.2 million in 2019 compared to 2018, primarily due to a decline in single premiums. The ordinary life insurance in force lapse ratio was 4.6%, 4.6% and 4.9% for 2019, 2018 and 2017, respectively.
The following table provides certain information for the Life segment for the periods indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Financial Data:
Insurance premiums and contract deposits*	$113.2	$114.4	$111.2	-1.0%	2.9%
Insurance premiums and contract charges earned	119.6	120.4	118.4	-0.7%	1.7%
Net investment income	72.0	74.4	76.2	-3.2%	-2.4%
Benefits and settlement expenses	79.5	82.3	80.2	-3.4%	2.6%
Interest credited	45.0	45.1	45.1	-0.2%	—%
DAC amortization expense, excluding unlocking	8.1	7.3	7.7	11.0%	-5.2%
DAC unlocking	(0.3)	0.3	(0.2)	N.M.	N.M.
Operating expenses	37.9	36.4	36.5	4.1%	-0.3%
Income before income taxes	21.8	23.7	25.7	-8.0%	-7.8%
Net income	17.6	18.8	77.6	-6.4%	-75.8%
Core earnings*	17.6	18.8	17.3	-6.4%	8.7%

Operating Statistics:
Life insurance in force	$19,180	$18,278	$17,564	4.9%	4.1%
Number of policies in force* (in thousands)	201	199	198	1.0%	0.5%
Average face amount in force (in dollars)	$95,488	$92,073	$88,758	3.7%	3.7%
Lapse ratio (ordinary life insurance in force)	4.6%	4.6%	4.9%	—	-0.3	pts
Mortality costs	$33.5	$35.1	$36.1	-4.6%	-2.8%

54 Annual Report on Form 10-K	Horace Mann Educators Corporation

Corporate and Other
2019 net income increased $127.2 million compared to 2018, primarily due to recognition of a $106.9 million after tax realized investment gain in the second quarter of 2019 associated with the annuity reinsurance transaction. 2019 core earnings* decreased $3.1 compared to 2018, driven by increased interest expense as the Company utilized its senior revolving credit facility on July 1, 2019 to partially fund the acquisition of NTA as well as acquisition costs associated with BCG and NTA. 2018 core earnings decreased compared to 2017, driven by transaction costs to acquire BCG and NTA of $4.0 million after tax.

($ in millions)	Year Ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Interest expense	$14.3	$11.9	$11.8	20.2%	0.8%
Net investment gains (losses) pretax	153.3	(12.5)	(3.4)	N.M.	N.M.
Tax on net investment gains (losses)	33.1	(2.4)	(1.7)	N.M.	41.2%
Net investment gains (losses) after tax	120.2	(10.1)	(1.7)	N.M.	N.M.
Net income (loss)	99.3	(27.9)	(14.4)	N.M.	-93.8%
Core earnings (loss)*	(20.9)	(17.8)	(11.3)	-17.4%	-57.5%
Investment Results

($ in millions)	Year Ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Net investment income - investment portfolio	$294.3	$376.5	$373.6	-21.8%	0.8%
Investment income - deposit asset on reinsurance	70.8	—	—	N.M.	N.M.
Total net investment income	365.1	376.5	373.6	-3.0%	0.8%
Pretax net investment gains (losses)	153.3	(12.5)	(3.4)	N.M.	N.M.
Pretax net unrealized investment gains on securities	334.7	141.4	440.3	136.7%	-67.9%

Excluding accreted investment income on the deposit asset on reinsurance, 2019 net investment income decreased $82.2 million compared to 2018, primarily due to a $2.1 billion reduction of invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019 as well as low rates on new investments and prepayments that were partially offset by stronger returns on alternative investments. For 2018, net investment income was comparable to 2017 as increased prepayment activity and returns on alternative investments offset by a reduction in yields from a strategic decision to improve the quality of the portfolio.
For 2019, pretax net unrealized investment gains on securities were up $193.3 million compared to 2018, reflecting U.S. Treasury rates that declined 76 basis points and tighter credit spreads across most asset classes. For 2018, pretax net unrealized investment gains on securities were down $298.9 million compared to 2017, reflecting U.S. Treasury rates that rose 28 basis points and wider credit spreads across most asset classes.

Horace Mann Educators Corporation	Annual Report on Form 10-K 55

Fixed Maturity and Equity Securities Portfolios
The table below presents the Company's fixed maturity securities portfolio by major asset class, including the ten largest sectors of the Company's corporate bond holdings (based on fair value) as well as the Company's equity securities portfolio.

($ in millions)	December 31, 2019
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	118	$426.5	$397.9	$28.6
Insurance	44	166.2	149.0	17.2
Energy (1)	68	121.8	111.7	10.1
Healthcare, Pharmacy	58	116.4	108.5	7.9
Real Estate	36	114.4	108.7	5.7
Technology	30	85.6	80.6	5.0
Transportation	32	84.8	79.5	5.3
Utilities	53	76.2	68.0	8.2
Telecommunications	27	52.9	47.6	5.3
Food and Beverage	23	46.8	43.8	3.0
All other corporates (2)	223	289.9	269.2	20.7
Total corporate bonds	712	1,581.5	1,464.5	117.0
Mortgage-backed securities
U.S. Government and federally sponsored agencies	268	497.2	470.2	27.0
Commercial (3)	130	367.1	352.2	14.9
Other	45	75.9	76.2	(0.3)
Municipal bonds (4)	560	1,686.1	1,545.8	140.3
Government bonds
U.S.	36	458.9	436.7	22.2
Foreign	9	45.4	42.8	2.6
Collateralized loan obligations (5)	117	619.4	621.6	(2.2)
Asset-backed securities	111	460.2	447.0	13.2
Total fixed maturity securities	1,988	$5,791.7	$5,457.0	$334.7

Equity securities
Non-redeemable preferred stocks	14	$60.4
Common stocks	94	20.1
Closed-end fund	1	21.4
Total equity securities	109	$101.9

Total	2,097	$5,893.6

(1)	At December 31, 2019, the fair value amount included $9.3 million which were non-investment grade.

(2)
The All Other Corporates category contains 18 additional industry classifications. Broadcasting and media, aerospace and defense, consumer products, metal and mining and retail represented $158.4 million of fair value at December 31, 2019, with the remaining 13 classifications each representing less than $18.0 million.

(3)	At December 31, 2019, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, 51.4% are tax-exempt and 77.5% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at December 31, 2019.

(5)
Based on fair value, 95.2% of the collateralized loan obligation securities were rated investment grade by Standard & Poor's Global Inc. (S&P), Moody's Investors Service, Inc. (Moody's) and/or Fitch Ratings, Inc. (Fitch) at December 31, 2019.

56 Annual Report on Form 10-K	Horace Mann Educators Corporation

At December 31, 2019, the Company's diversified fixed maturity securities portfolio consisted of 3,133 investment positions, issued by 1,988 entities, and totaled approximately $5.8 billion in fair value. This portfolio was 96.4% investment grade, based on fair value, with an average quality rating of A+. The Company's investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for AA or AAA rated securities, 0.35% of invested assets for A or BBB rated securities, and 0.2% of invested assets for non-investment grade securities.
The following table presents the composition and fair value of the Company's fixed maturity and equity securities portfolios by rating category. At December 31, 2019, 95.7% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.
Rating of Fixed Maturity Securities and Equity Securities (1)

($ in millions)	December 31, 2019
	Percent of Total Fair Value	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA	11.5%	$665.1	$654.9
AA (2)	42.7	2,473.4	2,327.3
A	23.3	1,349.5	1,250.8
BBB	18.9	1,093.3	1,022.7
BB	1.7	98.8	95.1
B	0.4	24.6	23.9
CCC or lower	—	1.6	1.9
Not rated (3)	1.5	85.4	80.4
Total fixed maturity securities	100.0%	$5,791.7	$5,457.0
Equity securities
AAA	—	—
AA	—	—
A	—	—
BBB	59.3%	$60.4
BB	—	—
B	—	—
CCC or lower	—	—
Not rated	40.7	41.5
Total equity securities	100.0%	$101.9

Total		$5,893.6

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At December 31, 2019, the AA rated fair value amount included $458.9 million of U.S. Government and federally sponsored agency securities and $708.4 million of mortgage-backed and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P, Moody's or Fitch.

At December 31, 2019, the fixed maturity securities portfolio had $13.6 million of pretax gross unrealized investment losses on $951.6 million of fair value related to 467 positions. Of the investment positions with gross unrealized investment losses, there were six securities trading below 80.0% of the carrying value at December 31, 2019.
The Company views the unrealized investment losses of all of the securities at December 31, 2019 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of OTTI.

Horace Mann Educators Corporation	Annual Report on Form 10-K 57

Liquidity and Financial Resources
Off-Balance Sheet Arrangements
At December 31, 2019, 2018 and 2017, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships as of December 31, 2019.
Investments
Information regarding the Company's investment portfolio, which is comprised primarily of investment grade, fixed maturity securities, is presented in Part II - Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2019, Part I - Item 1, Investments and in Part II - Item 8, Note 3 of the Consolidated Financial Statements in this report.
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

($ in millions)	Year Ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Net cash provided by operating activities	$127.6	$200.9	$256.6	-36.5%	-21.7%
Net cash provided by (used in) investing activities	55.9	(186.5)	(228.7)	130.0%	18.5%
Net cash used in financing activities	(169.9)	(10.1)	(37.0)	N.M.	72.7%
Net increase (decrease) in cash	13.6	4.3	(9.1)	N.M.	N.M.
Cash at beginning of period	11.9	7.6	16.7	56.6%	-54.5%
Cash at end of period	$25.5	$11.9	$7.6	114.3%	56.6%

Operating Activities
As a holding company, HMEC conducts its principal operations in the personal lines portion of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries.
For 2019, net cash provided by operating activities decreased $73.3 million compared to 2018, primarily due to lower net investment income as a result of a $2.1 billion reduction of invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019.
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
Investing activities include the Company's acquisitions of NTA and BCG in 2019.

58 Annual Report on Form 10-K	Horace Mann Educators Corporation

Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, issuances and repurchases of HMEC's common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.
On July 1, 2019, the Company utilized $135.0 million of its $225.0 million senior revolving credit facility to partially fund the acquisition of NTA.
HMLIC, one of the Company's subsidiaries, operates under funding agreements with FHLB. In 2019, HMLIC received an additional $175.0 million from FHLB under funding agreements as well as repaid FHLB $305.0 million of principal. Advances under funding agreements are reported as Annuity Contracts: Variable, Fixed and FHLB Funding Agreements, Deposits and totaled $495.0 million as of December 31, 2019. For the year ended December 31, 2019, cash inflows from annuity contract deposits, excluding FHLB transactions, increased $23.4 million, or 5.3%, compared to 2018. Cash outflows from annuity contract benefits, withdrawals and net transfers to Separate Account (variable annuity) assets decreased $54.0 million, or 11.4%, compared to 2018.
Contractual Obligations
The following table shows the Company's contractual obligations, as well as the projected timing of payments.

($ in millions)	Payments Due By Period as of December 31, 2019
	Total	Less Than 1 Year (2020)	1 - 3 Years (2021 and 2022)	3 - 5 Years (2023 and 2024)	More Than 5 Years (2025 and beyond)
Fixed annuities and fixed option of variable annuities (1)	$3,420.3	$159.4	$328.2	$349.3	$2,583.4
Payout annuity contracts (1)(2)	885.4	154.0	49.5	212.2	469.7
Supplemental and life insurance policies (1)	3,710.3	158.1	323.2	328.9	2,900.1
Property and Casualty claims and claim adjustment expenses (1)	266.5	153.0	103.8	9.2	0.5
Short-term debt obligations, Bank Credit Facility (expires June 21, 2024) (3)	153.5	4.1	8.2	141.2	—
Long-term debt obligations, FHLB borrowings due October and December 2022 (4)	52.8	1.0	51.8	—	—
Long-term debt obligations Senior Notes due December 1, 2025 (3)	317.6	11.3	22.5	22.5	261.3
Operating lease obligations (5)	19.1	4.5	8.4	5.4	0.8
Total	$8,825.5	$645.4	$895.6	$1,068.7	$6,215.8

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments and is net of anticipated reinsurance recoveries.

(2)	Includes $495.0 million obligation to FHLB plus interest.

(3)	Includes principal and interest.

(4)	Includes $50.0 million obligation to FHLB plus interest.

(5)	The Company has entered into various operating lease agreements, primarily for real estate offices.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 59

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
For the majority of the Company's Supplemental insurance operations, the estimated contractual obligations for future policyholder benefits as presented in the table above were derived from future projections of the business developed as part of the purchase accounting associated with the acquisition of NTA.
Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, morbidity, and other contingent events as appropriate to the respective product types. Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2019. Separate Account (variable annuity) payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.
See Part II - Item 8, Note 1 of the Consolidated Financial Statements in this report for a description of the Company's method for establishing life and annuity reserves in accordance with GAAP.
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
Capital Resources
The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the NAIC. Historically, the Company's insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. If necessary, HMEC also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The maximum amount of dividends that may be paid in 2020 from all of HMEC's insurance subsidiaries without prior regulatory approval is $105.3 million, excluding the impact and timing of prior year dividends. Management anticipates that the Company's sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and its share repurchase program. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in this report.

60 Annual Report on Form 10-K	Horace Mann Educators Corporation

The total capital of the Company was $2,000.3 million at December 31, 2019, including $298.0 million of long-term debt and $135.0 million of short-term debt outstanding. Total debt represented 21.6% of total capital including net unrealized investment gains on securities (24.5% of total capital excluding net unrealized investment gains on securities*) at December 31, 2019, which was below the Company's long-term target of 25.0%.
Shareholders' equity was $1,567.3 million at December 31, 2019, including net unrealized investment gains on securities in the Company's investment portfolio of $230.4 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. The market value of the Company's common stock and the market value per share were $1,800.5 million and $43.66, respectively, at December 31, 2019. Book value per share was $38.01 at December 31, 2019 ($32.42 excluding net unrealized investment gains on securities*).
Additional information regarding net unrealized investment gains on securities in the Company's investment portfolio at December 31, 2019 is included in Part II - Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2019 and Part II - Item 8, Note 3 of the Consolidated Financial Statements in this report.
Total shareholder dividends were $47.3 million for the year ended December 31, 2019. In March, May, September and December 2019, the Board announced regular quarterly dividends of $0.2875 per share. Compared to the full year per share dividends paid in 2018 of $1.14, the total 2019 dividends paid per share of $1.15 represented an increase of 0.9%.
On September 30, 2015, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million of HMEC's common stock, par value $0.001 (Program). The Program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Program does not have an expiration date and may be limited or terminated at any time without notice. During 2019, the Company did not repurchase any shares of its common stock. In total and through December 31, 2019, 847,373 shares were repurchased under the Program at an average price of $32.16 per share. The repurchase of shares was funded through use of cash. As of December 31, 2019, $22.8 million remained authorized for future share repurchases under the Program.
The following table summarizes the Company's debt obligations.

($ in millions)	Effective Interest Rates	Final Maturity	December 31,
			2019	2018
Short-term debt
Bank Credit Facility	Variable	2024	$135.0	$—
Long-term debt (1)
4.50% Senior Notes, Aggregate principal amount of $250,000 less unaccrued discount of $426 and $488 and unamortized debt issuance costs of $1,549 and $1,772	4.50%	2025	248.0	247.7
Federal Home Loan Bank borrowing	1.99%	2022	50.0	50.0
Total			$433.0	$297.7
(1)    The Company designates debt obligations as "long-term" based on maturity date at issuance.

In November 2015, the Company issued $250.0 million aggregate principal amount of Senior Notes, which will mature on December 1, 2025, at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes due 2025 is payable semi-annually. Detailed information regarding the redemption terms of the Senior Notes due 2025 is contained in Part II - Item 8, Note 10 of the Consolidated Financial Statements in this report. The Senior Notes due 2025 are traded in the open market (HMN 4.50).

Horace Mann Educators Corporation	Annual Report on Form 10-K 61

In 2017, Horace Mann Insurance Company (HMIC) became a member of FHLB, which provides HMIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of membership stock, in June 2017, HMIC purchased common stock to meet the membership requirement. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage - such as 2.0% based on the Reduced Capitalization Advance Program. In 2017, HMIC purchased common stock to meet the activity-based requirement. In 2019, the Board authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowings. In the fourth quarter of 2017, the Company received $50.0 million in executed borrowings for HMIC. For the total $50.0 million received, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 1.99% as of December 31, 2019. HMIC's FHLB borrowings of $50.0 million are included in Long-term debt on the Consolidated Balance Sheets.
As of December 31, 2019, the Company had $135.0 million outstanding under its Bank Credit Facility. On June 21, 2019, the Company, as borrower, replaced its current line of credit with a new five-year Credit Agreement (Bank Credit Facility). The new Bank Credit Facility increased the amount available on this senior revolving credit facility to $225.0 million from $150.0 million. PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A. served as joint leads on the new agreement, with The Northern Trust Company, U.S. Bank National Association, KeyBank National Association, Comerica Bank and Illinois National Bank participating in the syndicate. Terms and conditions of the new Bank Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points.
On July 1, 2019, the Company utilized the senior revolving credit facility to partially fund the acquisition of NTA. As of December 31, 2019, the amount outstanding on the senior revolving credit facility was $135.0 million. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2019.
To provide additional capital management flexibility, the Company filed a "universal shelf" registration on Form S-3 with the SEC on March 13, 2018. The registration statement, which registered the offer and sale by the Company from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 13, 2018. Unless withdrawn by the Company earlier, this registration statement will remain effective through March 13, 2021. No securities associated with the registration statement have been issued at the time of issuance of this Annual Report on Form 10-K.
On March 13, 2018, the Company filed a "shelf" registration statement on Form S-4 with the SEC which became effective on May 2, 2018. Under this registration statement, the Company may from time to time offer and issue up to 5,000,000 shares of its common stock in connection with future acquisitions of other businesses, assets or securities. Unless withdrawn by the Company, this registration statement will remain effective indefinitely. No securities associated with the registration statement have been issued at the time of issuance of this Annual Report on Form 10-K.
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
Assigned ratings for HMEC and its Property and Casualty and Life insurance subsidiaries were reviewed by all of the rating agencies in June and July 2019 in conjunction with the announcement of the Company's financing plans to purchase NTA. A.M. Best and S&P affirmed the ratings that were in place at December 31, 2018. Moody's and Fitch affirmed their ratings with a stable outlook, removing negative watches from their respective debt and insurance financial strength ratings placed after the announcement of NTA acquisition in December 2018.

62 Annual Report on Form 10-K	Horace Mann Educators Corporation

All four agencies currently have assigned the same insurance financial strength ratings to the Company's Property and Casualty and the Company's Life insurance subsidiaries. Only A.M Best currently rates the Company's Supplemental segment's subsidiaries. Assigned ratings as of February 15, 2020 were as follows:

	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)

S&P	A	(stable)	BBB	(stable)
Moody's	A2	(stable)	Baa2	(stable)
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)
HMEC's Life	A	(stable)	N.A.
HMEC's Property and Casualty subsidiaries	A	(stable)	N.A.
HMEC's Supplemental subsidiaries	A-	(stable)	N.A.
Fitch	A	(stable)	BBB	(stable)
Reinsurance Programs
Information regarding the reinsurance programs for the Company's Property and Casualty, Supplemental, Retirement and Life segments are located in Part I - Item 1, Reporting Segments of this report.
Pending Accounting Standards
There are several pending accounting standards that the Company has not implemented because the implementation date has not yet occurred. For a discussion of these pending standards, see Part II - Item 8, Note 1 of the Consolidated Financial Statements in this report. The effect of implementing certain accounting standards on the Company's financial results and financial condition is often based in part on market conditions at the time of implementation of the standard and other factors that the Company is unable to determine prior to implementation. For this reason, the Company is sometimes unable to estimate the effect of certain pending accounting standards until the relevant authoritative body finalizes these standards or until the Company implements them.
Effects of Inflation and Changes in Interest Rates
The Company's operating results are affected significantly in at least three ways by changes in interest rates and inflation. First, inflation directly affects Property and Casualty claims costs. Second, the investment income earned on the Company's investment portfolio and the fair value of the investment portfolio are related to the yields available in the fixed income markets. An increase in interest rates will decrease the fair value of the investment portfolio, but will increase investment income as investments mature and proceeds are reinvested at higher rates. Third, as interest rates increase, competitors will typically increase crediting rates on investment contracts and life insurance products with account values, and may lower premium rates on Property and Casualty lines to reflect the higher yields available in the market. The risk of interest rate fluctuation is managed through asset/liability management techniques, including cash flow analysis. In addition, an annuity reinsurance agreement entered into in the second quarter of 2019, which reinsured a $2.2 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, helps mitigate the risk of not being able to generate appropriate spreads on the annuity business.
ITEM 7A. I Quantitative and Qualitative Disclosures about Market Risk
Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. Also, see Part II - Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2019 of this report regarding net investment gains (losses).

Horace Mann Educators Corporation	Annual Report on Form 10-K 63

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company's investments and the credited interest rates on the Company's insurance liabilities. Also, see Part II - Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2019 of this report regarding interest credited to policyholders.
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
Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. As of the time of this Annual Report on Form 10-K, derivatives are only used to manage the interest crediting rate risk within the FIA and IUL products. At December 31, 2019, approximately 15.5% of the fixed maturity securities portfolio represented investments supporting the Property and Casualty operations and approximately 84.5% supported by Supplemental, Retirement and Life business. For discussions regarding the Company's investments see Part II - Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2019 of this report regarding net investment gains (losses) and Part I - Item 1, Investments of this report.
The Company's Retirement and Life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities. Although credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company's ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. However, an annuity reinsurance agreement entered into in the second quarter of 2019, which reinsured a $2.2 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, mitigates the risk of not being able to generate appropriate spreads on the annuity business. Also, see Part II - Item 7, Results of Operations by Segment for the Three Years Ended December 31, 2019 of this report regarding interest credited to policyholders.
Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company's multiline insurance operations combines the characteristics of its long duration annuity and interest rate sensitive life liabilities with its short duration non-interest rate sensitive Property and Casualty liabilities. Overall, at December 31, 2019, the duration of the fixed maturity securities portfolio was estimated to be approximately 6.0 years and the duration of the Company's insurance liabilities and debt was estimated to be approximately 5.3 years.
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
The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. Based on the most recent study, assuming an immediate decrease of 100 basis points in interest rates, the fair value of the Company's assets and liabilities would both increase, the net of which would result in an increase in shareholders' equity of approximately $41.1 million after tax, or 2.6%. A 100 basis point increase in interest rates would decrease the fair value of both assets and liabilities, the net of which would result in a decrease in shareholders' equity of approximately $87.7 million after tax, or 5.6%. In each case,

64 Annual Report on Form 10-K	Horace Mann Educators Corporation

these changes in interest rates assume a parallel shift in the yield curve. While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to attempt to mitigate such hypothetical losses in fair value of shareholders' equity.
Interest rates continue to be at historically low levels. If interest rates remain low over an extended period of time, management recognizes it could pressure investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities. Moreover, issuers of securities in the Company's investment portfolio may prepay or redeem fixed maturity securities, as well as asset-backed and commercial and mortgage-backed securities, with greater frequency to borrow at lower market rates. As a general guideline, management estimates that pretax net income in 2020 and 2021 would decrease by approximately $4.1 million (by segment: Property and Casualty $0.0 million, Supplemental $1.0 million, Retirement $2.4 million, and Life $0.7 million) and $9.7 million (by segment: Property and Casualty $0.3 million, Supplemental $1.3 million, Retirement $6.2 million and Life $1.9 million), respectively, for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in-force contracts. In addition, declining interest rates also could negatively impact the amortization of DAC, as well as the recoverability of goodwill, due to the impacts on the estimated fair value of the Company's operating segments.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 65

ITEM 8. I Financial Statements and Supplementary Data
HORACE MANN EDUCATORS CORPORATION

66 Annual Report on Form 10-K	Horace Mann Educators Corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2018 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules I to IV and VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the change in fair value of equity investments effective January 1, 2018 due to the adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the estimate of fair value for hard-to-value fixed maturity securities
As discussed in Notes 1 and 4 to the consolidated financial statements, as of December 31, 2019, the Company has recorded an estimated fair value for fixed maturity securities, of which a portion represent securities that are

Horace Mann Educators Corporation	Annual Report on Form 10-K 67

hard-to-value. This includes securities that use both level II (observable) and level III (unobservable) inputs in the estimation of fair value. The Company estimates the fair value of hard-to-value fixed maturity securities, which includes securities that do not have market observable prices or that trade infrequently. The Company uses judgment to determine the appropriate inputs and assumptions used to estimate the fair value of these hard-to-value securities. The significant inputs and assumptions include benchmark yields, liquidity premium, estimated cash flows, and prepayment and default speeds. As of December 31, 2019, the estimated fair value of fixed maturity securities was $5,791.7 million.
We identified the assessment of the Company’s estimate of the fair value of hard-to-value fixed maturity securities as a critical audit matter. Due to the significant measurement uncertainty associated with the fair value of such securities, there was a high degree of subjectivity and judgment in evaluating the fair value and certain related assumptions. Our assessment included evaluating the specific inputs and assumptions to which the estimate is most sensitive.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to measure the fair value of hard-to-value securities. In addition, we tested internal controls over the Company’s pricing assumptions and methodologies for hard-to-value fixed maturity securities. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Developing an independent range of fair value estimates using information from the Company, market data sources, models, and key assumptions for a selection of securities; and

•	Comparing the Company’s fair value estimates of hard-to-value securities to our independent range of fair value estimates for the same selection of securities.
Assessment of the estimate of property and casualty unpaid claims and claim expenses
As discussed in Notes 1 and 8 of the consolidated financial statements, the Company employs actuarial techniques to estimate the liability for property and casualty unpaid claims and claims expenses (reserves). The Company develops reserves based on the application of appropriate methods and assumptions to historical claim experience. The reserves are continually updated by the Company as experience develops and new information becomes known. The Company recorded an estimated liability of $266.5 million for property and casualty unpaid claims and claim expenses as of December 31, 2019.
We identified the assessment of the estimate of reserves as a critical audit matter because it involved measurement uncertainty requiring complex auditor judgment. Complex auditor judgment and specialized skills and knowledge were required in evaluating the Company’s methods and key assumptions, including the selection of loss development factors and changes in claim frequency and severity trends. The assumptions included a range of potential inputs and changes to these assumptions could affect the reserves recorded by the Company.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for the development of the estimate of reserves, including controls over methods and assumptions used for the Company’s best estimate. We also involved an actuarial professional with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s reserving methods, procedures, key assumptions and judgments by comparing to generally accepted actuarial standards;

•	Developing an independent estimate of the reserves for certain lines of business;

•	Examining the Company’s internal actuarial analyses for certain remaining lines of business;

•	Developing an independent range of reserves based on actuarial methodologies in order to evaluate the Company’s recorded reserves; and

•	Assessing any movement of the Company’s recorded reserves within the range of reserves.

68 Annual Report on Form 10-K	Horace Mann Educators Corporation

Assessment of the fair value of insurance contracts acquired in the National Teachers Association business combination
As discussed in Notes 1, 2, and 7 to the consolidated financial statements, on July 1, 2019, the Company acquired NTA Life Enterprises, LLC (NTA) in a business combination. As a result of the transaction, the Company acquired the assets and assumed the liabilities of NTA. The Company uses judgment to determine the appropriate assumptions used to estimate the fair value of the insurance contracts, consisting of the value of business acquired (VOBA) and insurance policy reserves, and the future business to be written by the existing distribution channel (VODA). The acquisition-date balance was $94.4 million, $366.8 million and $49.0 million for VOBA, insurance policy reserves, and VODA, respectively.
We identified the assessment of the fair value of the insurance contracts acquired, consisting of VOBA and insurance policy reserves, and VODA, as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the valuation methods and certain assumptions used to estimate the fair value of the insurance contracts, consisting of VOBA and insurance policy reserves, and VODA. Changes in certain assumptions, specifically morbidity and discount rate, could affect the fair value of the balances recorded by the Company. Specialized skills and knowledge were required to assess the valuation methods, models, and assumptions used to estimate fair value.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process to develop the key assumptions as well as the valuation methods and models used to estimate the fair value of the insurance contracts, consisting of VOBA and insurance policy reserves, and VODA.
We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•
Evaluating the valuation methods, models, and assumptions used to estimate the fair value of the insurance contracts, consisting of VOBA and insurance policy reserves, and VODA, in light of the generally accepted actuarial standards;

•	Performing independent estimates of insurance policy reserves using the Company’s policy data and assumptions for a selection of policies; and

•	Assessing the morbidity and discount rate assumptions in light of NTA’s historical experience as well as industry trends.
We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Comparing the Company’s discount rate, to a discount rate that was independently developed using publicly available market data for comparable entities; and

•	Comparing the estimated fair value of VODA to an independent estimate derived using a multi-period excess earnings method under the income approach based on NTA’s forecasted business production.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1989.

Chicago, Illinois
February 28, 2020

Horace Mann Educators Corporation	Annual Report on Form 10-K 69

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018
($ in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2019, $5,456,980; 2018, $7,373,911)	$5,791,676	$7,515,318
Equity securities at fair value	101,864	111,750
Limited partnership interests	383,717	328,516
Short-term and other investments	361,976	295,093
Total investments	6,639,233	8,250,677
Cash	25,508	11,906
Deferred policy acquisition costs	276,668	298,742
Deposit asset on reinsurance	2,346,166	—
Intangible assets, net	177,217	—
Goodwill	49,079	47,396
Other assets	474,364	422,047
Separate Account (variable annuity) assets	2,490,469	2,001,128
Total assets	$12,478,704	$11,031,896

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
Investment contract and policy reserves	$6,234,452	$5,711,193
Unpaid claims and claim expenses	442,854	396,714
Unearned premiums	279,163	276,225
Total policy liabilities	6,956,469	6,384,132
Other policyholder funds	647,283	767,988
Other liabilities	384,173	290,358
Short-term debt	135,000	—
Long-term debt	298,025	297,740
Separate Account (variable annuity) liabilities	2,490,469	2,001,128
Total liabilities	10,911,419	9,741,346
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2019, 66,088,808; 2018, 65,820,369	66	66
Additional paid-in capital	480,962	475,109
Retained earnings	1,352,539	1,216,582
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on fixed maturity securities	230,448	96,941
Net funded status of benefit plans	(10,767)	(12,185)
Treasury stock, at cost, 2019, 24,850,484 shares; 2018, 24,850,484 shares	(485,963)	(485,963)
Total shareholders' equity	1,567,285	1,290,550
Total liabilities and shareholders' equity	$12,478,704	$11,031,896

See accompanying Notes to Consolidated Financial Statements.

70 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Insurance premiums and contract charges earned	$897,954	$817,333	$794,703
Net investment income	365,064	376,507	373,630
Net investment gains (losses)	153,340	(12,543)	(3,406)
Other income	14,127	10,302	6,623

Total revenues	1,430,485	1,191,599	1,171,550

Benefits, losses and expenses
Benefits, claims and settlement expenses	585,068	637,560	582,306
Interest credited	212,786	206,199	198,635
Operating expenses	234,609	205,413	187,789
DAC unlocking and amortization expense	109,181	109,889	102,185
Intangible asset amortization expense	8,790	—	—
Interest expense	15,577	13,001	11,948
Other expense - goodwill impairment	28,025	—	—

Total benefits, losses and expenses	1,194,036	1,172,062	1,082,863

Income before income taxes	236,449	19,537	88,687
Income tax expense (benefit)	52,006	1,194	(80,772)

Net income	$184,443	$18,343	$169,459

Net income per share
Basic	$4.42	$0.44	$4.10
Diluted	$4.40	$0.44	$4.08

Weighted average number of shares and equivalent shares
Basic	41,737,876	41,570,492	41,364,546
Diluted	41,948,531	41,894,232	41,564,979

Net investment gains (losses)
Total other-than-temporary impairment losses on securities	$(1,380)	$(1,530)	$(12,620)
Portion of losses recognized in other comprehensive income (loss)	—	—	—
Net other-than-temporary impairment losses on securities recognized in earnings	(1,380)	(1,530)	(12,620)
Sales and other, net	151,495	3,491	7,756
Change in fair value - equity securities	7,308	(18,323)	—
Change in fair value and gains realized on settlements - derivatives	(4,083)	3,819	1,458
Total	$153,340	$(12,543)	$(3,406)
See accompanying Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 71

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Comprehensive income (loss)
Net income	$184,443	$18,343	$169,459
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on securities	133,507	(188,195)	74,405
Change in net funded status of benefit plans	1,418	1,032	734
Cumulative effect of change in accounting principle	—	(15,041)	—
Other comprehensive income (loss)	134,925	(202,204)	75,139
Total	$319,368	$(183,861)	$244,598

See accompanying Notes to Consolidated Financial Statements.

72 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Common stock, $0.001 par value
Beginning balance	$66	$65	$65
Options exercised	—	—	—
Conversion of common stock units	—	—	—
Conversion of restricted common stock units	—	1	—
Ending balance	66	66	65

Additional paid-in capital
Beginning balance	475,109	464,246	453,479
Options exercised and conversion of common stock units and restricted stock units	(555)	3,008	2,962
Share-based compensation expense	6,408	7,855	7,805
Ending balance	480,962	475,109	464,246

Retained earnings
Beginning balance	1,216,582	1,231,177	1,155,732
Net income	184,443	18,343	169,459
Dividends, 2019, $1.15 per share; 2018, $1.14 per share; 2017, $1.10 per share	(48,486)	(47,979)	(46,114)
Reclassification of deferred taxes	—	—	(47,900)
Cumulative effect of change in accounting principle	—	15,041	—
Ending balance	1,352,539	1,216,582	1,231,177

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	84,756	286,960	163,921
Change in net unrealized investment gains (losses) on securities	133,507	(188,195)	74,405
Change in net funded status of benefit plans	1,418	1,032	734
Reclassification of deferred taxes	—	—	47,900
Cumulative effect of change in accounting principle	—	(15,041)	—
Ending balance	219,681	84,756	286,960

Treasury stock, at cost
Beginning balance	(485,963)	(480,875)	(479,215)
Acquisition of shares	—	(5,088)	(1,660)
Ending balance	(485,963)	(485,963)	(480,875)
Shareholders' equity at end of period	$1,567,285	$1,290,550	$1,501,573

See accompanying Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 73

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$184,443	$18,343	$169,459
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	(153,340)	12,543	3,406
Amortization of premiums and accretion of discounts on fixed maturity securities, net	3,806	(10,095)	(13,385)
Depreciation and intangible asset amortization	15,629	7,357	6,615
Share-based compensation expense	7,338	8,346	8,592
Other expense - goodwill impairment	28,025	—	—
Changes in:
Accrued investment income	46,858	4,449	(3,404)
Insurance liabilities	(96,802)	203,370	119,311
Premium receivables	(5,031)	(10,026)	(12,917)
Deferred policy acquisition costs	(1,274)	(783)	(7,967)
Reinsurance recoverables	22,006	(21,317)	11
Income tax liabilities	28,726	(3,383)	(4,620)
Other operating assets and liabilities	53,406	(2,048)	(1,692)
Other	(6,217)	(5,868)	(6,823)
Net cash provided by operating activities	127,573	200,888	256,586

Cash flows from investing activities
Fixed maturity securities
Purchases	(1,058,747)	(1,428,889)	(1,569,220)
Sales	805,887	625,527	500,760
Maturities, paydowns, calls and redemptions	799,526	737,535	927,665
Equity securities
Purchases	(15,583)	(13,430)	(32,312)
Sales and repayments	33,502	25,498	53,100
Limited partnership interests
Purchases	(129,389)	(93,545)	(103,200)
Sales	91,587	16,997	20,234
Change in short-term and other investments, net	(49,325)	(56,192)	(25,691)
Acquisition of businesses, net of cash acquired	(421,516)	—	—
Net cash provided by (used in) investing activities	55,942	(186,499)	(228,664)

Cash flows from financing activities
Dividends paid to shareholders	(47,333)	(46,689)	(46,114)
Principal borrowings on senior revolving credit facility	135,000	—	—
FHLB borrowings	—	—	50,000
Acquisition of treasury stock	—	(5,088)	(1,660)
Proceeds from exercise of stock options	1,730	3,627	4,190
Withholding tax payments on RSUs tendered	(3,680)	(3,165)	(3,245)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	637,538	489,097	453,146
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(419,001)	(473,003)	(411,061)
Principal repayment on FHLB funding agreements	(305,005)	—	—
Transfer of Company 401(k) to a third-party provider	—	—	(77,898)
Life policy accounts
Deposits	9,391	8,149	4,883
Withdrawals and surrenders	(3,558)	(4,910)	(4,458)
Change in deposit asset on reinsurance, net	(150,434)	—	—
Change in book overdrafts	(24,561)	21,872	(4,748)
Net cash used in financing activities	(169,913)	(10,110)	(36,965)
Net increase (decrease) in cash	13,602	4,279	(9,043)
Cash and restricted cash at beginning of period	11,906	7,627	16,670
Cash and restricted cash at end of period	$25,508	$11,906	$7,627

See accompanying Notes to Consolidated Financial Statements.

74 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

NOTE 1 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying audited consolidated financial statements of Horace Mann Educators Corporation and its wholly-owned subsidiaries (HMEC; and together with its subsidiaries, the Company or Horace Mann) have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Effective for the year ended December 31, 2019, the Company decided to change the approach it uses for presentation in its Consolidated Statements of Cash Flows from the direct method to the indirect method as management considers presentation under the indirect method as more comparable to the method used by others in the insurance industry. Accordingly, the Company has recast all prior periods presented in the Consolidated Statements of Cash Flows to conform to the current year’s presentation.
The consolidated financial statements include the accounts of HMEC and its wholly-owned subsidiaries. HMEC and its subsidiaries have common management, share office facilities and are parties to intercompany service agreements for management, administrative, utilization of personnel, financial, investment advisory, underwriting, claims adjusting, agency and data processing services. Under these agreements, costs have been allocated among the companies in conformity with GAAP. In addition, certain of the subsidiaries have entered into intercompany reinsurance agreements. HMEC and its subsidiaries (with exception of National Teachers Associates Life Insurance Company and NTA Life Insurance Company of New York) file a consolidated federal income tax return, and there are related tax sharing agreements. All significant intercompany balances and transactions have been eliminated in consolidation.
The subsidiaries of HMEC market and underwrite personal lines of property and casualty insurance products (primarily personal lines automobile and property insurance), supplemental insurance products (primarily heart, cancer, accident and limited supplemental disability coverages), retirement products (primarily tax-qualified annuities) and life insurance, primarily to K-12 teachers, administrators and other employees of public schools and their families. HMEC's principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company, Horace Mann Lloyds, National Teachers Associates Life Insurance Company and NTA Life Insurance Company of New York.
As described more fully in Note 2, the Company acquired NTA Life Enterprises, LLC (NTA) on July 1, 2019. As a result, the Company’s reporting segments have changed effective in the third quarter of 2019. A new reporting segment titled "Supplemental" was added to report on the personal lines of supplemental insurance products (primarily heart, cancer, accident and limited short-term supplemental disability coverages) that are marketed and underwritten by NTA.
The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no subsequent events requiring adjustment to the consolidated financial statements or disclosure.
Cash
Cash reported on the Consolidated Balance Sheet at December 31, 2019 includes restricted cash in the amount of $0.3 million, representing funds held in segregated accounts for insurance premiums to be remitted to insurance companies on behalf of the Company’s customers or for the purpose of reimbursement to cafeteria plan participants.

Horace Mann Educators Corporation	Annual Report on Form 10-K 75

NOTE 1 - Summary of Significant Accounting Policies (continued)

Investments
The Company invests predominantly in fixed maturity securities. This category includes primarily bonds and notes, but also includes redeemable preferred stocks. These securities are classified as available for sale and carried at fair value, of which a portion represent securities that are hard-to-value.
The fair value of a fixed maturity security is the estimated amount at which the security could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. The Company utilizes its investment managers and its custodian bank to obtain fair value prices from independent third-party valuation service providers, broker-dealer quotes, and model prices. Each month, the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations for fixed maturity securities. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Typical inputs used by these pricing sources include, but are not limited to, reported trades, bids, offers, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads, and/or estimated cash flows, prepayment and default speeds, among others. The Company's fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 94.1% of the portfolio, based on fair value, was priced through pricing services or index priced using observable inputs as of December 31, 2019.
The valuation of hard-to-value fixed maturity securities (generally 100 -150 securities) is more subjective because the markets are less liquid and there is a lack of observable market-based inputs. This may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. When the pricing sources cannot provide fair value determinations, the investment managers and custodian bank obtain non-binding price quotes from broker-dealers. For those securities where the investment manager cannot obtain broker-dealer quotes, they will model the security, generally using anticipated cash flows of the underlying collateral. Broker-dealers' valuation methodologies as well as investment managers’ modeling methodologies are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The selection of the market inputs and assumptions used to estimate the fair value of hard-to-value fixed maturity securities require judgment and include: benchmark yield, liquidity premium, estimated cash flows, prepayment and default speeds, spreads, weighted average life, and credit rating. The extent of the use of each market input depends on the market sector and market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.
An adjustment for net unrealized investment gains (losses) on all securities available for sale and carried at fair value, is recognized as a separate component of accumulated other comprehensive income (AOCI) within shareholders' equity, net of applicable deferred taxes and the related impact on DAC associated with annuity contracts and life insurance products with account values that would have occurred if the securities had been sold at their aggregate fair value and the proceeds reinvested at current yields.
Beginning January 1, 2018, equity securities are carried at fair value with changes in fair value recognized as Net investment gains (losses). This category includes nonredeemable preferred stocks and common stocks.
Limited partnership interests include investments in commercial mortgage loans, infrastructure, corporate credit, private equity, real estate and other funds. All investments in limited partnership interests are accounted for in accordance with the equity method of accounting.
Short-term and other investments are comprised of short-term fixed maturity securities, generally carried at cost which approximates fair value; derivatives, carried at fair value; policy loans, carried at unpaid principal balances; mortgage loans, carried at unpaid principal balances; and restricted Federal Home Loan Bank (FHLB) membership and activity stocks, carried at redemption value which approximates fair value.
The Company invests in fixed maturity securities and alternative investment funds that could qualify as interests in variable interest entities (VIEs), including corporate securities, mortgage-backed securities and asset-backed securities. Such interests in VIEs have been reviewed and the Company determined that those VIEs are not subject to consolidation as the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact those VIEs' economic performance.

76 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Summary of Significant Accounting Policies (continued)

Investment income is recognized as earned. Investment income reflects amortization of premiums and accrual of discounts on an effective-yield basis.
Realized gains and losses arising from the disposal (recorded on a trade date basis) or impairment of securities are determined based upon specific identification of securities. The Company evaluates all investments in its portfolio for other-than-temporary declines in fair value as described in the following section.
Other-than-temporary Impairment
The Company's methodology of assessing other-than-temporary impairments (OTTI) for fixed maturity securities is based on security-specific facts and circumstances as of the reporting date. Based on these facts, if (1) the Company has the intent to sell the security, (2) it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis, or (3) management does not expect to recover the entire amortized cost basis of the security, OTTI is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in fair value.
The Company has a policy and process to evaluate fixed maturity securities (at the cusip/issuer level) on a quarterly basis to assess whether there has been OTTI. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than the amortized cost basis (3) the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer, and (6) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. When OTTI is deemed to have occurred, the investment is written-down to fair value at the trade lot level and the credit-related loss portion is recognized as a net investment loss during the period. The amount of total OTTI related to non-credit factors for fixed maturity securities is recognized in other comprehensive income (OCI), net of applicable taxes, in which the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis.
With respect to fixed maturity securities involving securitized financial assets — primarily asset-backed and commercial mortgage-backed securities in the Company's portfolio — the underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected future cash flows.
A decline in fair value below the amortized cost basis is not assumed to be other-than-temporary for fixed maturity securities with unrealized losses due to spread widening, market illiquidity or changes in interest rates where there exists a reasonable expectation based on the Company's consideration of all objective information available that the Company will recover the entire amortized cost basis of the security and the Company does not have the intent to sell the security before maturity or a market recovery is realized and it is more likely than not the Company will not be required to sell the security. OTTI will be recognized based upon all relevant facts and circumstances for each investment, as appropriate.
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
If the Company has concerns regarding the viability of the issuer or its ability to service the specific security after this assessment, a cash flow analysis is prepared to determine if the present value of future cash flows has declined below the amortized cost basis of the fixed maturity security. This analysis to determine an estimate of ultimate recovery value is combined with the estimated timing to recovery and any other applicable cash flows that are expected to be collected. If a cash flow analysis estimate is not feasible, then the market's view of cash

Horace Mann Educators Corporation	Annual Report on Form 10-K 77

NOTE 1 - Summary of Significant Accounting Policies (continued)

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
Loan level characteristics such as issuer, FICO score, payment terms, level of documentation, property or residency type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan's propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy that is based on the collateral characteristics. Loss severity is a function of multiple factors including, but not limited to, the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Prepayment speeds, both actual and estimated, cost of capital rates and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are then estimated with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the Company's position in the overall structure, to estimate the future cash flows associated with the residential or commercial mortgage-backed security held by the Company.
Municipal Bonds
The Company's municipal bond portfolio consists primarily of revenue bonds, which present unique considerations in evaluating OTTI, but also includes general obligation bonds. The Company evaluates revenue bonds for OTTI based on guarantees associated with the repayment from revenues generated by the specified revenue-generating activity associated with the purpose of the bonds. Judgments regarding whether a municipal bond is other-than-temporarily impaired include analyzing the issuer's financial condition and whether there has been a decline in the overall financial condition of the issuer or its ability to service the specific security. Security credit ratings are reviewed with emphasis on the economy, finances, debt and management of the municipal issuer. Certain securities may be guaranteed by the mono - line credit insurers or other forms of guarantee.
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
If the Company has concerns regarding the viability of the municipal issuer or its ability to service the specific security after this analysis, a cash flow analysis is prepared to determine a present value and whether it has declined below the amortized cost basis of the security. If a cash flow analysis is not feasible, then the market's view of the period end fair value, market discount rates and effective yield are the primary factors used to estimate the present value.
Credit Losses
The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost basis and the present value of the expected future cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate of cash flows vary depending on the type of security. Corporate fixed maturity security and municipal bond cash flow estimates are derived from scenario-based outcomes of expected restructurings or the disposition of assets using specific facts and other circumstances, including timing, security interests and loss severity and when not reasonably estimable, such securities are impaired to fair value as management's best estimate of the present value of future cash flows.

78 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Summary of Significant Accounting Policies (continued)

The cash flow estimates for mortgage-backed and other structured securities are based on security specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds, and structural support, including subordination and guarantees.
Deferred Policy Acquisition Costs
The Company's deferred policy acquisition costs (DAC) by reporting segment was as follows:

($ in thousands)	December 31,
	2019	2018
Property and Casualty	$28,616	$30,033
Supplemental	1,967	N/A
Retirement (annuity)	185,294	209,231
Life	60,791	59,478
Total	$276,668	$298,742

DAC consists of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, which are deferred and amortized on a basis consistent with the type of insurance coverage. For property and casualty policies, DAC is amortized over the terms of the insurance policies (6 or 12 months). For supplemental policies, DAC is amortized in proportion to anticipated premiums over the terms of the insurance policies (approximately 6 years, based on an estimated average duration across all supplemental products). For all investment (annuity) contracts, DAC is amortized over 20 years in proportion to estimated gross profits. DAC is amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for indexed universal life (IUL) products. For other individual life contracts, DAC is amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15, 20, 30 years).
The Company periodically reviews the assumptions and estimates used in DAC and also periodically reviews its estimations of gross profits, a process sometimes referred to as "unlocking". The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of net investment gains (losses) on fixed maturity and equity securities. For the variable deposit portion of Retirement, the Company amortizes DAC utilizing a future financial market performance assumption of an 8% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company's long-term assumption. The Company's practice with regard to future financial market performance assumes that long-term appreciation in the financial markets is not changed by short-term market fluctuations, but is only changed when sustained deviations are experienced. The Company monitors these fluctuations and only changes the assumption when long-term expectations change.
The most significant assumptions that are involved in the estimation of life insurance gross profits include interest rates expected to be received on investments, business persistency, and mortality. Conversions from term to permanent insurance cause an immediate write down of the associated DAC. The impact on amortization due to assumption changes has an immaterial impact on the results of operations.
The most significant assumptions that are involved in the estimation of supplemental gross profits include morbidity, persistency, expenses and interest rates expected to be received on investments. When a supplemental policy lapses, there is an immediate write down of the associated DAC. The impact on amortization due to assumption changes has an immaterial impact on the results of operations.
Annually, the Company performs a gross premium valuation on life insurance and supplemental policies to assess whether a loss recognition event has occurred. This involves discounting expected future benefits and expenses less expected future premiums. To the extent that this amount is greater than the liability for future benefits less the DAC asset, in aggregate for the life insurance or the supplemental block, a loss would be recognized by first writing off the DAC and then increasing the liability.

Horace Mann Educators Corporation	Annual Report on Form 10-K 79

NOTE 1 - Summary of Significant Accounting Policies (continued)

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to recognize a material charge or credit to current period amortization expense for the period in which the adjustment is made. The Company recognized the following adjustments to amortization expense as a result of evaluating actual experience and prospective assumptions, the impact of unlocking:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Increase (decrease) to DAC amortization expense:
Retirement	$3,480	$3,948	$1,081
Life	(267)	283	(200)
Total	$3,213	$4,231	$881

DAC for investment contracts and life insurance products with account values are adjusted for the impact on estimated future gross profits as if net unrealized investment gains (losses) on securities had been realized at the reporting date. This adjustment reduced DAC by $41.2 million and $17.9 million at December 31, 2019 and 2018, respectively. The after tax impact of this adjustment is included in AOCI (net unrealized investment gains (losses) on securities) within shareholders' equity.
DAC is reviewed for recoverability from future income, including net investment income, and costs that are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the years ended December 31, 2019, 2018 and 2017.
Intangible Assets
The value of business acquired (VOBA) represents the difference between the fair value of insurance contracts and insurance policy reserves measured in accordance with the Company's accounting policies for insurance contracts acquired. VOBA was based on an actuarial estimate of the present value of future distributable earnings for insurance in force on the acquisition date. VOBA was $90.7 million as of December 31, 2019 and is being amortized by product based on the present value of future premiums to be received. The Company estimates that it will recognize VOBA amortization of $7.1 million in 2020, $6.7 million in 2021, $6.2 million in 2022, $5.8 million in 2023 and $5.4 million in 2024.
The Company accounts for the value of distribution acquired (VODA) associated with the acquisition of NTA based on an actuarial estimate of the present value of future business to be written by the existing distribution channel. VODA was $47.5 million as of December 31, 2019 and is being amortized on a straight-line basis. The Company estimates that it will recognize VODA amortization of $2.9 million in each of the years 2020 through 2024, respectively.
The Company accounts for VODA associated with the acquisition of Benefit Consultants Group, Inc. (BCG) based on management's estimate of the present value of future business to be written by the existing distribution channel. VODA was $4.6 million as of December 31, 2019 and is being amortized based on the present value of future profits to be received. The Company estimates that it will recognize VODA amortization of $0.4 million in each of the years 2020 through 2024, respectively.
The Company accounts for the value of agency relationships based on the present value of commission overrides retained by NTA. Agency relationships was $15.5 million as of December 31, 2019 and is being amortized based on the present value of future premiums to be received. The Company estimates that it will recognize agency relationships amortization of $2.6 million in 2020, $2.2 million in 2021, $1.9 million in 2022, $1.6 million in 2023 and $1.4 million in 2024.
The Company accounts for the value of customer relationships based on the present value of expected profits from existing BCG customers in force at the date of acquisition. Customer relationships was $7.3 million as of December 31, 2019 and is being amortized based on the present value of future profits to be received. The Company estimates that it will recognize customer relationships amortization of $1.5 million in 2020, $1.2 million in 2021, $1.0 million in 2022, $0.9 million in 2023 and $0.7 million in 2024.
Trade names represents the present value of future savings accruing to NTA and BCG by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. State licenses

80 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Summary of Significant Accounting Policies (continued)

represents the regulatory licenses held by NTA that were valued using the cost approach. Both trade names and state licenses are indefinite-lived intangibles that are not subject to amortization.
VOBA is reviewed for recoverability from future income, including net investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the year ended December 31, 2019.
Amortizing intangible assets (i.e., VODA, agency relationships and customer relationships) are tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. The carrying amount of an amortizing intangible asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable from undiscounted cash flows, the impairment is measured as the difference between the carrying value and fair value.
Intangible assets that are not subject to amortization (i.e., trade names and state licenses) are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying value. If the carrying value of an intangible asset that is not subject to amortization exceeds its fair value, an impairment loss is to be recognized in an amount equal to that excess.
Goodwill
When the Company was acquired from CIGNA Corporation by HME Holdings, Inc. in 1989, intangible assets were recognized as goodwill in the application of purchase accounting. In addition, goodwill was recognized in 1994 related to the acquisition of Horace Mann Property & Casualty Insurance Company and in 2019 related to the acquisitions of BCG and NTA.
Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as an operating segment or a business unit one level below an operating segment, if separate financial information is prepared and regularly reviewed by management at that level. The Company's reporting units, for which goodwill has been allocated, are equivalent to the Company's operating segments. Refer to Note 7 for the allocation of goodwill by reporting unit as of December 31, 2019.
The goodwill impairment test, as defined in GAAP, allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the entity performs a quantitative goodwill impairment test by comparing the fair value of a reporting unit to its carrying value for purposes of confirming and measuring an impairment. In the second quarter of 2019, the Company adopted guidance to eliminate Step 2 of the goodwill impairment test. Goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Any amount of goodwill determined to be impaired will be recognized as an expense in the period in which the impairment determination is made.
As of October 1, 2019, the Company performed a qualitative assessment to determine whether it was necessary to perform a quantitative goodwill impairment test. Based on the assessment of qualitative factors, there were no events or circumstances that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value.
During each year from 2017 through 2019, the Company completed the required annual goodwill impairment testing. With exception to the goodwill impairment charge described in Note 7, no other goodwill impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value to be below the carrying value. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.

Horace Mann Educators Corporation	Annual Report on Form 10-K 81

NOTE 1 - Summary of Significant Accounting Policies (continued)

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation, which is calculated using the straight-line method based on the estimated useful lives of the assets. The estimated life for real estate is identified by specific property and ranges from 20 to 45 years. The estimated useful lives of leasehold improvements and other property and equipment, including capitalized software, generally range from 3 to 10 years. The following amounts are included in Other assets in the Consolidated Balance Sheets:

($ in thousands)	December 31,
	2019	2018
Property and equipment	$166,583	$142,243
Less: accumulated depreciation	106,458	101,267
Total	$60,125	$40,976

Separate Account (Variable Annuity) Assets and Liabilities
Separate Account assets represent variable annuity contractholder funds invested in various mutual funds. The Separate Account assets comprise actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access. Net asset values for the actively traded mutual funds in which the Separate Account assets are invested are obtained daily from the fund managers. Separate Account liabilities are equal to the estimated fair value of Separate Account assets. The investment income, gains and losses of these accounts accrue directly to the contractholders and are not included in the operations of the Company. The activity of the Separate Accounts is not reflected in the Consolidated Statements of Operations except for (1) contract charges earned, (2) the activity related to contract guarantees, which are benefits on existing variable annuity contracts, and (3) the impact of financial market performance on the amortization of DAC. The Company's contract charges earned include fees charged to the Separate Accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.
Investment Contract and Policy Reserves
This table summarizes the Company's investment contract and policy reserves.

($ in thousands)	December 31,
	2019	2018
Investment contract reserves	$4,675,774	$4,555,856
Policy reserves	1,558,678	1,155,337
Total	$6,234,452	$5,711,193

Liabilities for future benefits on supplemental, life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force.
Liabilities for future policy benefits on certain supplemental and life insurance policies are computed using the net level premium method including assumptions as to investment yields, mortality, morbidity, persistency, expenses and other assumptions based on the Company's experience, including a provision for adverse deviation. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. If experience is less favorable than the assumptions, additional liabilities may be established, resulting in recognition of a loss for that period.
Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. The liability also includes provisions for the unearned portion of certain policy charges.

82 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Summary of Significant Accounting Policies (continued)

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

($ in thousands)	December 31,
	2019	2018
GMDB reserve	$126	$258
Aggregate in-the-money death benefits under the GMDB provision	29,367	48,083
Variable annuity contract value distribution based on GMDB feature:
No guarantee	28%	30%
Return of premium guarantee	67%	65%
Guarantee of premium roll-up at an annual rate of 3% or 5%	5%	5%
Total	100%	100%

Reserves for Fixed Indexed Annuities and Indexed Universal Life Policies
The Company offers fixed indexed annuity (FIA) products with interest crediting strategies linked to the Standard & Poor's (S&P) 500 Index and the Dow Jones Industrial Average (DJIA). The Company purchases call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the indexed products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under GAAP.
The Company elected to not use hedge accounting for derivative transactions related to the FIA products. As a result, the Company accounts for the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value recognized as Net investment gains (losses) in the Consolidated Statements of Operations. The embedded derivative is bifurcated from the host contract and included in Other policyholder funds in the Consolidated Balance Sheets. The host contract is accounted for as a debt instrument in accordance with GAAP and is included in Investment contract and life policy reserves in the Consolidated Balance Sheets with any discount to the minimum account value being accreted using the effective yield method. In the Consolidated Statements of Operations, accreted interest for FIA products and benefit claims on these products incurred during the reporting period are included in Benefits, claims and settlement expenses.
The Company offers indexed universal life (IUL) products as part of its product portfolio with interest crediting strategies linked to the S&P 500 Index and the DJIA as well as a fixed option. The Company purchases call options monthly to economically hedge the potential liabilities arising in IUL accounts. The Company elected to not use hedge accounting for derivative transactions related to the IUL products. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value reported in Net investment gains (losses) in the Consolidated Statements of Operations. IUL policies with a balance in one or more indexed accounts are considered to have an embedded derivative. The benefit reserve for the host contract is measured using the retrospective deposit method, which for Horace Mann's IUL product is equal to the account balance. The embedded derivative is bifurcated from the host contract, carried at fair value, and included in Investment contract and life policy reserves in the Consolidated Balance Sheets.
See Note 4 for more information regarding the determination of fair value for the FIA and IUL embedded derivatives and purchased call options.
Unpaid Claims and Claim Expenses
Liabilities for Property and Casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not yet reported (IBNR) and associated settlement expenses. All of the Company's reserves for Property and Casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. Estimated amounts

Horace Mann Educators Corporation	Annual Report on Form 10-K 83

NOTE 1 - Summary of Significant Accounting Policies (continued)

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
Other Policyholder Funds
Other policyholder funds includes payout annuity contracts without life contingencies and dividend accumulations, as well as balances outstanding under funding agreements with FHLB and embedded derivatives related to FIA products. Except for embedded derivatives, each of these components is carried at cost. Embedded derivatives are carried at fair value. Amounts received and repaid under FHLB funding agreements are classified as financing activities in the Company's Consolidated Statements of Cash Flows combined with annuity contract deposits and disbursements, respectively.
FHLB Funding Agreements
In 2013, Horace Mann Life Insurance Company (HMLIC), and in 2019, NTA became members of FHLB, which provides both subsidiaries with access to collateralized borrowings and other FHLB products. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage — such as 2.0% based on the Reduced Capitalization Advance Program. In 2019, HMEC's Board of Directors (Board) authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB advances and funding agreements combined. In 2019, HMLIC received an additional $175.0 million from FHLB under funding agreements as well as repaid FHLB $305.0 million of principal. Outstanding advances under funding agreements are reported as Other policyholder funds in the Consolidated Balance Sheets and totaled $495.0 million as of December 31, 2019 of which $125.0 million matures on September 11, 2020, $20.0 million matures on November 15, 2023, $100.0 million matures on December 15, 2023, $50.0 million matures on January 12, 2024 and the remaining $200.0 million matures on January 16, 2026. Interest on the funding agreements accrues at an annual weighted average rate of 1.87% as of December 31, 2019.
Reinsurance
The Company enters into reinsurance arrangements pursuant to which it cedes certain insurance risks to unaffiliated reinsurers. Cessions under reinsurance agreements do not discharge the Company's obligations as the primary insurer. The accounting for reinsurance arrangements depends on whether the arrangement provides indemnification against loss or liability relating to insurance risk in accordance with GAAP.
If the Company determines that a reinsurance agreement exposes the reinsurer to a reasonable possibility of a significant loss from insurance risk, the ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not relieve the Company of its legal liability to its policyholders. See Note 9 for further details.
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company recognizes the reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance on the Company's Consolidated Balance Sheet. As amounts are received or paid or received, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income. See Note 6 for further details.
Insurance Premiums and Contract Charges Earned
Property and Casualty insurance premiums are recognized as revenue ratably over the related contract periods in proportion to the risks insured. The unexpired portions of these Property and Casualty premiums are recorded as unearned premiums, using the monthly pro rata method.
Premiums and contract charges for life insurance contracts with account values and investment (annuity) contracts consist of charges for the cost of insurance, policy administration and withdrawals. Premiums for long-term traditional life and supplemental policies are recognized as revenues when due over the premium-paying

84 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Summary of Significant Accounting Policies (continued)

period. Contract deposits to investment contracts and life insurance contracts with account values represent funds deposited by policyholders and are not included in the Company's premiums or contract charges earned.
Share-Based Compensation
The Company grants stock options and both service-based and performance-based restricted common stock units (RSUs) to executive officers, other employees and Directors in an effort to attract and retain individuals while also aligning compensation with the interests of the Company's shareholders. Additional information regarding the Company's share-based compensation plans is contained in Note 13.
Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of RSUs is measured at the market price of the Company's common stock on the date of grant, with the exception of market-based performance awards, for which the Company uses a Monte Carlo simulation model to determine fair value for purposes of measuring RSU expense. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $1.2 million, $1.2 million, and $1.3 million, respectively, of stock option expense as a result of the vesting of stock options during the respective periods. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $5.2 million, $6.6 million and $6.5 million, respectively, in RSU expense as a result of the performance and/or vesting of RSUs during the respective periods.
In 2019, 2018 and 2017, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for stock options granted in each year. The fair value of stock options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table.

	Year Ended December 31,
	2019	2018	2017
Number of stock options granted	282,040	223,208	222,828
Weighted average grant date fair value of stock options granted	$6.26	$7.16	$6.57
Weighted average assumptions:
Risk-free interest rate	2.5%	2.6%	2.0%
Expected dividend yield	2.9%	2.6%	2.5%
Expected life, in years	5.0	4.8	4.9
Expected volatility (based on historical volatility)	21.9%	21.5%	21.4%

The weighted average fair value of nonvested stock options outstanding on December 31, 2019 was $6.42. Total unrecognized compensation expense relating to the nonvested stock options outstanding as of December 31, 2019 was approximately $2.4 million. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2020 through 2023. Expense is reflected on a straight-line basis over the vesting period for the entire award. Forfeitures of unvested amounts due to terminations and/or early retirements are recognized as a reduction to the related expenses.
Total unrecognized compensation expense relating to RSUs outstanding as of December 31, 2019 was approximately $6.6 million. This amount will be recognized as expense over the remainder of the performance and/or vesting period, which is scheduled to be 2020 through 2022. Expense is reflected on a straight-line basis from the date of grant through the end of the performance and/or vesting period for the entire award. Forfeitures of unvested amounts due to terminations are recognized as a reduction to the related expenses.
Income Taxes
The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2019, 2018 and 2017 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.
Deferred tax assets and liabilities include provisions for net unrealized investment gains (losses) on securities as well as the net funded status of benefit plans with the changes for each period included in the respective components of AOCI within shareholders' equity.

Horace Mann Educators Corporation	Annual Report on Form 10-K 85

NOTE 1 - Summary of Significant Accounting Policies (continued)

Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding plus the weighted average number of fully vested RSUs and common stock units (CSUs) payable as shares of HMEC common stock. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The Company's common stock equivalents relate to outstanding common stock options, deferred compensation CSUs and incentive compensation RSUs, which are described in Note 13.
The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Basic:
Net income for the period	$184,443	$18,343	$169,459
Weighted average number of common shares during the period (in thousands)	41,738	41,570	41,365
Net income per share - basic	$4.42	$0.44	$4.10

Diluted:
Net income for the period	$184,443	$18,343	$169,459
Weighted average number of common shares during the period (in thousands)	41,738	41,570	41,365
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	79	100	112
CSUs related to deferred compensation for employees	—	25	25
RSUs related to incentive compensation	132	199	63
Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	41,949	41,894	41,565
Net income per share - diluted	$4.40	$0.44	$4.08

Options to purchase 622,500 shares of common stock at $38.05 to $44.75 per share were granted in 2017, 2018 and 2019 but were not included in the computation of 2019 diluted earnings per share because of their anti-dilutive effect. These options, which expire in 2027, 2028 and 2029, were still outstanding at December 31, 2019.

86 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) represents the change in shareholders' equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income (loss) is equal to net income plus or minus the after tax change in net unrealized investment gains (losses) on securities and the after tax change in net funded status of benefit plans for the periods as shown in the Consolidated Statements of Changes in Shareholders' Equity. AOCI represents the accumulated change in shareholders' equity from these transactions and other events and circumstances from non-shareholder sources as shown in the Consolidated Balance Sheets.
In the Consolidated Balance Sheets, the Company recognizes the net funded status of benefit plans as a component of AOCI, net of tax.
Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Net income	$184,443	$18,343	$169,459
Other comprehensive income (loss):
Change in net unrealized investment gains (losses) on securities:
Net unrealized investment gains (losses) on securities arising during the period	327,363	(275,094)	105,475
Less: reclassification adjustment for net investment gains (losses) included in income before income tax	157,423	(16,363)	(4,863)
Total, before tax	169,940	(258,731)	110,338
Income tax expense (benefit)	36,433	(55,495)	35,933
Total, net of tax	133,507	(203,236)	74,405
Change in net funded status of benefit plans:
Before tax	1,805	1,294	1,461
Income tax expense	387	262	727
Total, net of tax	1,418	1,032	734
Total comprehensive income (loss)	$319,368	$(183,861)	$244,598

Horace Mann Educators Corporation	Annual Report on Form 10-K 87

NOTE 1 - Summary of Significant Accounting Policies (continued)

Accumulated Other Comprehensive Income (Loss)
The following table reconciles the components of AOCI for the periods indicated.

($ in thousands)	Net Unrealized Investment Gains (Losses) on Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)(3)
Beginning balance, January 1, 2019	$96,941	$(12,185)	$84,756
Other comprehensive income (loss) before reclassifications	257,871	1,418	259,289
Amounts reclassified from AOCI	(124,364)	—	(124,364)
Net current period other comprehensive income (loss)	133,507	1,418	134,925
Ending balance, December 31, 2019	$230,448	$(10,767)	$219,681

Beginning balance, January 1, 2018	$300,177	$(13,217)	$286,960
Other comprehensive income (loss) before reclassifications	(201,122)	1,032	(200,090)
Amounts reclassified from AOCI	12,927	—	12,927
Cumulative effect of change in accounting principle (4)	(15,041)	—	(15,041)
Net current period other comprehensive income (loss)	(203,236)	1,032	(202,204)
Ending balance, December 31, 2018	$96,941	$(12,185)	$84,756

Beginning balance, January 1, 2017	$175,738	$(11,817)	$163,921
Other comprehensive income (loss) before reclassifications	71,244	734	71,978
Amounts reclassified from AOCI	3,161	—	3,161
Reclassification of deferred taxes (3)	50,034	(2,134)	47,900
Net current period other comprehensive income (loss)	124,439	(1,400)	123,039
Ending balance, December 31, 2017	$300,177	$(13,217)	$286,960
(1)    All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $157.4 million, $(16.4) million and $(4.9) million, are included in net investment gains (losses) and the related tax expenses, $33.1 million, $(3.4) million and $(1.7) million, are included in income tax expense in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)
For the period ended December 31, 2017, deferred taxes attributable to net unrealized investment gains (losses) on fixed maturity and equity securities and Defined benefit plans were re-measured as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA). ASC 740, Income Taxes, requires that the income tax effect from the deferred tax re-measurement be reflected in the Company’s income tax expense, even if the deferred taxes being re-measured were originally established through AOCI. The mismatch between deferred taxes established in AOCI at 35% and re-measuring these same deferred taxes at 21% through income tax expense results in stranded deferred taxes in AOCI. On February 14, 2018, the Financial Accounting Standards Board (FASB) issued accounting guidance that permits recognition of a reclassification adjustment between AOCI and Retained earnings for stranded deferred tax amounts related to the reduced corporate tax rate enacted under the TCJA. As permitted under its provisions, the Company early adopted the accounting guidance effective for the quarterly period that ended December 31, 2017 and has elected to reclassify the stranded deferred tax amounts. The impact from early adoption resulted in an increase to AOCI and a reduction to Retained earnings of approximately $47.9 million; representing the stranded deferred tax liabilities of $50.0 million and $(2.1) million for net unrealized investment gains (losses) on fixed maturity and equity securities and Defined benefit plans, respectively.

(4)	The Company adopted guidance on January 1, 2018 that resulted in reclassifying $15.0 million of after tax net unrealized gains on equity securities from AOCI to Retained earnings.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in Note 3.
Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks as well as restricted cash. See Note 17 for further information.

88 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Summary of Significant Accounting Policies (continued)

Adopted Accounting Standards
Accounting for Leases
Effective for the quarter ended March 31, 2019, the Company adopted guidance for leases and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings. Accordingly, the Company’s reporting for the comparative periods prior to adoption continues to be presented in the financial statements in accordance with previous lease accounting guidance. The Company elected to apply all practical expedients in the guidance for transition for leases in effect at adoption, including using hindsight to determine the lease term of existing leases, the option to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. The adoption of the guidance resulted in the Company recognizing a $14.5 million lease liability equal to the present value of lease payments and a $13.9 million right-of-use (ROU) asset, which is the corresponding lease liability adjusted for qualifying accrued lease payments. The lease liability and ROU asset are reported in Other liabilities and Other assets on the Consolidated Balance Sheets. The impact of these changes at adoption had no impact on net income or shareholders' equity.
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
Pending Accounting Standards
Measurement of Credit Losses on Financial Instruments
In June 2016 , the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost, including reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for a reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance that when deducted from the amortized cost basis of the related financial assets results in a net carrying value at the amount expected to be collected. A reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings.
The Company’s implementation activities are substantially complete and the impacts relate primarily to the Company’s commercial mortgage portfolio, property and casualty reinsurance recoverables and off-balance-sheet credit exposures for unfunded commercial mortgage loan commitments. The Company adopted the new guidance on January 1, 2020 and recognized a cumulative effect adjustment that decreased retained earnings by an insignificant amount.
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued accounting and disclosure guidance that contains targeted improvements to the accounting for long-duration insurance contracts. Under the new guidance, the cash flow assumptions used to measure the liability for future policy benefits for traditional insurance contracts will be required to be updated at least annually with changes recognized as a benefit expense (i.e., assumptions will no longer be locked-in). Insurance entities will be required to use a standard discount rate to measure the liabilities that will be equivalent to the yield from a high-quality bond. The new guidance also changes the amortization of DAC to be on a constant-level basis over the expected term of the related contracts with no interest accruing on the DAC balance. The new guidance also introduces a new category of contract features associated with deposit type contracts referred to as market risk benefits (MRBs). Contract features meeting the definition of a MRB will be measured at fair value. New disclosures will be required for long-duration insurance contracts in order to provide better transparency into the exposure of insurance entities and the drivers of their results. For public business

Horace Mann Educators Corporation	Annual Report on Form 10-K 89

NOTE 1 - Summary of Significant Accounting Policies (continued)

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
NOTE 2 - Acquisitions
On January 2, 2019, the Company acquired all of the equity interests in BCG for a total purchase consideration of $25.0 million. BCG provides advisory and benefit plan record keeping services. BCG's results are reported in Retirement. The acquisition of BCG resulted in the recognition of intangible assets of $16.2 million and goodwill of $10.1 million as a result of the purchase accounting. The intangible assets that are amortizable have lives of 10 to 16 years. See Note 7 for further information. The amount of goodwill that is expected to be deductible for federal income tax purposes is $10.1 million.
On July 1, 2019, the Company acquired all the equity interests in NTA pursuant to a Purchase Agreement (Agreement) dated as of December 10, 2018. The purchase price of the transaction was $425.9 million which includes $20.9 million representing NTA's share of "adjusted earnings" (as determined in accordance with the terms of the Agreement) from July 1, 2018 to July 1, 2019. As a result of the acquisition, NTA became a wholly owned subsidiary of the Company. NTA provides supplemental insurance products (primarily heart, cancer, accident and limited short-term supplemental disability coverages) primarily within the public sector for which approximately 80% are individuals employed by educational institutions, with the remainder employed in state and local governments and emergency services facilities. NTA's results are being reported in a newly created reporting segment titled "Supplemental".
During the fourth quarter of 2019, the Company finalized its estimates of the fair value of NTA assets acquired and liabilities assumed, including, but not limited to, intangible assets, policy reserves, certain tax-related balances and certain investments. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations, changes to the preliminary estimates and allocation as a result of events or conditions as of the acquisition date have been reported in the Company's consolidated financial statements as adjustments to the assets acquired and liabilities assumed. Such adjustments were insignificant. The Company has allocated all of the goodwill associated with the NTA acquisition to the Supplemental segment. The factors that contributed to recognition of goodwill include synergies from economies of scale within underwriting operations, acquiring a talented workforce and cost savings opportunities.
Based on the Company's final allocation of the purchase price, the fair value of the assets acquired and liabilities assumed were as follows:

($ in millions)
Assets:
Investments	$542.6
Cash and short-term investments	73.8
Intangible assets(1)	169.8
Other assets	18.3
Liabilities:
Policy reserves	366.8
Policy claims	21.8
Unearned premiums	4.1
Other liabilities	5.5
Total identifiable net assets acquired	406.3
Goodwill(2)	19.6
Purchase price	$425.9

(1)
Intangible assets consist of the value of business acquired, value of distribution acquired, agency relationships, trade names and state licenses. The intangible assets that are amortizable have a total weighted average useful life of 23 years. See Note 7 for further information.

(2)	The amount of goodwill that is expected to be deductible for federal income tax purposes is $17.9 million.

90 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

($ in thousands, except per share data)	Unaudited
	Year Ended December 31,
	2019	2018
Total revenues	$1,507,352	$1,339,896
Total expenses	1,259,213	1,288,690
Income before income taxes	248,139	51,206
Net income	$193,755	$43,373

Net income per share: (1)
Basic	$4.64	$1.04
Diluted	$4.62	$1.04

(1)
The unaudited pro forma basic and diluted net income per share calculations are based on the Company's historical basic and diluted weighted average number of shares outstanding for the years ended December 31, 2019 and 2018, respectively.

The unaudited pro forma financial information is not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction in fact occurred at the beginning of the periods presented, nor does the information project results for any future period. The unaudited pro forma information does not include the impact of any future cost savings or synergies that may be achieved as a result of the acquisition.
NOTE 3 - Investments
Net Investment Income
The components of net investment income for the following periods were:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Fixed maturity securities	$283,228	$353,303	$354,290
Equity securities	4,923	6,017	6,411
Limited partnership interests	25,694	15,406	12,555
Short-term and other investments	60,703	11,981	10,214
Total investment income	374,548	386,707	383,470
Investment expenses	(9,484)	(10,200)	(9,840)
Net investment income	$365,064	$376,507	$373,630

Horace Mann Educators Corporation	Annual Report on Form 10-K 91

NOTE 3 - Investments (continued)

Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Fixed maturity securities (1)	$141,448	$(5,713)	$(8,867)
Equity securities	15,975	(10,649)	4,003
Short-term investments and other	(4,083)	3,819	1,458
Net investment gains (losses)	$153,340	$(12,543)	$(3,406)

(1)
Net investment gains realized on fixed maturity securities include a $135.3 million realized investment gain associated with a transfer of investments to a reinsurer as consideration paid during the second quarter of 2019 in connection with the reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Notes 6 and 17 for further information.

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
Net Investment Gains (Losses) by Transaction Type
The following table reconciles net investment gains (losses) by transaction type:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Impairment write-downs	$(1,105)	$—	$(1,778)
Change in intent write-downs	(275)	(1,530)	(10,842)
Net OTTI losses recognized in earnings	(1,380)	(1,530)	(12,620)
Sales and other, net	151,495	3,491	7,756
Change in fair value - equity securities (1)	7,308	(18,323)	—
Change in fair value and gains (losses) realized on settlements - derivatives	(4,083)	3,819	1,458
Net investment gains (losses)	$153,340	$(12,543)	$(3,406)

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, equity securities are reported at fair value with changes in fair value recognized in Net investment gains (losses) and are no longer included in impairment write-downs or change in intent write-downs.

92 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Investments (continued)

Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$684,543	$41,263	$1,487	$724,319
Other, including U.S. Treasury securities	436,665	22,824	621	458,868
Municipal bonds	1,545,787	141,996	1,580	1,686,203
Foreign government bonds	42,801	2,569	—	45,370
Corporate bonds	1,464,444	118,775	1,795	1,581,424
Other mortgage-backed securities	1,282,740	20,883	8,131	1,295,492
Totals	$5,456,980	$348,310	$13,614	$5,791,676

December 31, 2018
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$778,038	$22,724	$13,321	$787,441
Other, including U.S. Treasury securities	835,096	16,127	17,681	833,542
Municipal bonds	1,884,313	133,150	13,494	2,003,969
Foreign government bonds	83,343	2,321	760	84,904
Corporate bonds	2,054,105	64,296	38,891	2,079,510
Other mortgage-backed securities	1,739,016	10,467	23,531	1,725,952
Totals	$7,373,911	$249,085	$107,678	$7,515,318

(1)
Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $405.1 million and $441.3 million; Federal Home Loan Mortgage Corporation (FHLMC) of $283.1 million and $417.3 million; and Government National Mortgage Association (GNMA) of $147.4 million and $96.5 million as of December 31, 2019 and 2018, respectively.

Horace Mann Educators Corporation	Annual Report on Form 10-K 93

NOTE 3 - Investments (continued)

The following table presents the fair value and gross unrealized losses securities in an unrealized loss position at December 31, 2019 and 2018, respectively. The Company views the decrease in fair value of all of the securities with unrealized losses at December 31, 2019 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of December 31, 2019, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed maturity securities with unrealized losses before recovery of the amortized cost basis. Therefore, it was determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of December 31, 2019.

($ in thousands)	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$72,422	$1,282	$2,620	$205	$75,042	$1,487
Other	38,341	619	1,527	2	39,868	621
Municipal bonds	91,195	977	9,160	603	100,355	1,580
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	58,198	886	16,622	909	74,820	1,795
Other mortgage-backed securities	218,710	1,970	442,791	6,161	661,501	8,131
Total	$478,866	$5,734	$472,720	$7,880	$951,586	$13,614

Number of positions with a gross unrealized loss	330		137		467
Fair value as a percentage of total fixed maturities securities fair value	8.3%		8.2%		16.5%

December 31, 2018
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$193,447	$5,026	$157,295	$8,295	$350,742	$13,321
Other	263,497	6,746	246,213	10,935	509,710	17,681
Municipal bonds	291,869	7,603	95,297	5,891	387,166	13,494
Foreign government bonds	16,250	760	—	—	16,250	760
Corporate bonds	818,519	27,429	99,171	11,462	917,690	38,891
Other mortgage-backed securities	913,858	16,076	291,442	7,455	1,205,300	23,531
Total	$2,497,440	$63,640	$889,418	$44,038	$3,386,858	$107,678

Number of positions with a gross unrealized loss	1,052		359		1,411
Fair value as a percentage of total fixed maturities and equity securities fair value	32.7%		11.7%		44.4%

Fixed maturity securities with an investment grade rating represented 93.9% of the gross unrealized losses as of December 31, 2019. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

94 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Investments (continued)

Credit Losses
The following table summarizes the cumulative amounts related to the Company's credit loss component of OTTI losses on fixed maturity securities held as of December 31, 2019 and 2018 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost basis, for which the non-credit portions of OTTI losses were recognized in OCI:

($ in thousands)	Year Ended December 31,
	2019	2018
Cumulative credit loss (1)
Beginning of period	$1,529	$3,825
New credit losses	—	—
Increases to previously recognized credit losses	—	246
Losses related to securities sold or paid down during the period	—	(2,542)
End of period	$1,529	$1,529

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

($ in thousands)	December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$205,798	$211,420	3.6%
Due after 1 year through 5 years	1,541,749	1,587,300	27.4%
Due after 5 years through 10 years	1,613,539	1,712,236	29.6%
Due after 10 years through 20 years	1,393,503	1,512,769	26.1%
Due after 20 years	702,391	767,951	13.3%
Total	$5,456,980	$5,791,676	100.0%

Average option-adjusted duration, in years	6.0

Horace Mann Educators Corporation	Annual Report on Form 10-K 95

NOTE 3 - Investments (continued)

Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were:

($ in thousands)	Year Ended December 31,
	2019 (1)	2018	2017
Fixed maturity securities
Proceeds received	$805,887	$625,527	$500,760
Gross gains realized	150,852	10,536	13,570
Gross losses realized	(7,807)	(14,932)	(11,842)

Equity securities
Proceeds received	$29,863	$25,498	$50,113
Gross gains realized	9,193	8,592	7,753
Gross losses realized	(788)	(917)	(1,972)

(1)
Gross gains realized presented above include a $135.3 million realized investment gain associated with a transfer of investments to a reinsurer as consideration paid during the second quarter of 2019 in connection with the reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Notes 6 and 17 for further information.

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
Net unrealized investment gains (losses) on securities are computed as the difference between fair value and amortized cost for fixed maturity securities or cost for equity securities. The following table reconciles the net unrealized investment gains (losses) on securities, net of tax, included in AOCI, before the impact on DAC:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$111,712	$286,176	$202,941
Change in unrealized investment gains (losses) on fixed maturity securities	277,062	(172,350)	80,073
Reclassification of net investment (gains) losses on securities to net income	(124,364)	12,927	3,162
Cumulative effect of change in accounting principle (1)	—	(15,041)	—
End of period	$264,410	$111,712	$286,176

(1)
Effective January 1, 2018, with the adoption of new accounting guidance for recognition and measurement of financial instruments, available for sale equity securities were reclassified to equity securities at fair value and the related net unrealized gains were reclassified from AOCI to Retained earnings.

Limited Partnership Interests
As of December 31, 2019 and 2018, the carrying value of equity method limited partnerships totaled $383.7 million and $328.5 million, respectively. Principal factors influencing carrying value appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
Investment in Entities Exceeding 10% of Shareholders' Equity
At December 31, 2019 and 2018, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

96 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Investments (continued)

Offsetting of Assets and Liabilities
The Company's derivatives (call options) are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge cash collateral in the event minimum thresholds have been reached.
The following table presents the instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the	Net Amounts of Assets/ Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2019
Asset derivatives
Free-standing derivatives	$13,239	$—	$13,239	$7,687	$6,640	$(1,088)

December 31, 2018
Asset derivatives
Free-standing derivatives	2,647	—	2,647	—	1,868	779

Deposits
At December 31, 2019 and 2018, fixed maturity securities with a fair value of $26.0 million and $17.7 million, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of the Company conduct business. In addition, at December 31, 2019 and 2018, fixed maturity securities with a fair value of $594.2 million and $740.0 million, respectively, were on deposit with FHLB as collateral for amounts subject to funding agreements, advances and borrowings that were equal to $545.0 million and $675.0 million at the respective dates. The deposited securities are included in Fixed maturity securities on the Company's Consolidated Balance Sheets.
NOTE 4 - Fair Value of Financial Instruments
The Company is required under GAAP to disclose estimated fair values for certain financial and nonfinancial assets and liabilities. Fair values of the Company's insurance contracts other than annuity contracts (which are investment contracts) are not required to be disclosed. However, the estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 97

NOTE 4 - Fair Value of Financial Instruments (continued)

Level 2
Unadjusted observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities. Level 2 assets and liabilities include fixed maturity securities (1) with quoted prices that are traded less frequently than exchange-traded instruments or (2) values based on discounted cash flows with observable inputs. This category generally includes certain U.S. Government and agency mortgage-backed securities, non-agency structured securities, corporate fixed maturity securities, preferred stocks, derivatives and embedded derivatives.

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
The following discussion describes the valuation methodologies used for financial assets and financial liabilities measured at fair value. The techniques utilized in estimating the fair values are affected by the assumptions used, including discount rates and estimates of the amount and timing of expected future cash flows. The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company's investment holdings. Care is exercised in deriving conclusions about the Company's business, its value or financial position based on the fair value information of financial assets and liabilities presented below.
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
Investments
The fair value of a fixed maturity security is the estimated amount at which the security could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. The Company utilizes its investment managers and its custodian bank to obtain fair value prices from independent third-party valuation service providers, broker-dealer quotes, and model prices. Each month, the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations for fixed maturity securities. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Typical inputs used by these pricing sources include, but are not limited to, reported trades, bids, offers, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads, and/or estimated cash flows, prepayment and default speeds, among others. The Company's fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 94.1% and 90.7% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2019 and 2018, respectively. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes can be corroborated by comparison to other vendor quotes, pricing models or analyses, the securities are generally classified as Level 2, otherwise they are classified as Level 3. There were no significant changes to the valuation process during 2019.

98 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 4 - Fair Value of Financial Instruments (continued)

The valuation of hard-to-value fixed maturity securities (generally 100 -150 securities) is more subjective because the markets are less liquid and there is a lack of observable market-based inputs. This may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. When the pricing sources cannot provide fair value determinations, the investment managers and custodian bank obtain non-binding price quotes from broker-dealers. For those securities where the investment manager cannot obtain broker-dealer quotes, they will model the security, generally using anticipated cash flows of the underlying collateral. Broker-dealers' valuation methodologies as well as investment managers’ modeling methodologies are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The selection of the market inputs and assumptions used to estimate the fair value of hard-to-value fixed maturity securities require judgment and include: benchmark yield, liquidity premium, estimated cash flows, prepayment and default speeds, spreads, weighted average life, and credit rating. The extent of the use of each market input depends on the market sector and market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.
The Company gains assurance that its portfolio of fixed maturity securities and hard-to-value fixed maturity securities is appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards. The Company’s processes and controls are designed to ensure (1) the valuation methodologies are appropriate and consistently applied, (2) the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and (3) the fair values are accurately recorded. For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers. The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or broker-dealers to other third-party valuation sources for selected securities.
To determine the fair value of equity securities, the Company utilizes its investment managers and its custodian bank to obtain fair value prices from independent third-party valuation service providers. Each month, the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations for equity securities.
Policy loans and mortgage loans as well as certain alternative investments which are accounted for using the equity method of accounting are excluded from the fair value hierarchy.
In summary, the following investments are carried at fair value:

•	Fixed maturity securities, as described above.

•	Equity securities, as described above.

•	Short-term fixed maturity securities — Because of the nature of these assets, carrying amounts generally approximate fair values.

•
Derivatives, all call options — Fair values are based on the amount of cash expected to be received to settle each derivative on the reporting date. These amounts are obtained from each of the counterparties using industry accepted valuation models and observable inputs. Significant inputs include contractual terms, underlying index prices, market volatilities, interest rates and dividend yields.

•	FHLB membership and activity stocks — Fair value is based on redemption value, which is equal to par value.

Horace Mann Educators Corporation	Annual Report on Form 10-K 99

NOTE 4 - Fair Value of Financial Instruments (continued)

Financial Instruments Measured and Carried at Fair Value
The following table presents the Company's fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. At December 31, 2019, Level 3 investments comprised approximately 4.8% of the Company's total investment portfolio at fair value.

($ in thousands)	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2019
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$724,319	$724,319	$—	$711,004	$13,315
Other, including U.S. Treasury securities	458,868	458,868	17,699	441,169	—
Municipal bonds	1,686,203	1,686,203	—	1,641,912	44,291
Foreign government bonds	45,370	45,370	—	45,370	—
Corporate bonds	1,581,424	1,581,424	14,470	1,463,002	103,952
Other mortgage-backed securities	1,295,492	1,295,492	—	1,161,979	133,513
Total fixed maturity securities	5,791,676	5,791,676	32,169	5,464,436	295,071
Equity securities	101,864	101,864	49,834	51,923	107
Short-term investments	172,667	172,667	172,667	—	—
Other investments	25,997	25,997	—	25,997	—
Totals	$6,092,204	$6,092,204	$254,670	$5,542,356	$295,178
Separate Account (variable annuity) assets (1)	$2,490,469	$2,490,469	$2,490,469	$—	$—
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$1,314	$1,314	$—	$1,314	$—
Other policyholder funds, embedded derivatives	$93,733	$93,733	$—	$—	$93,733

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

(1)
Separate Account (variable annuity) assets represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.  Separate Account (variable annuity) liabilities are equal to the estimated fair value of Separate Account (variable annuity) assets.

100 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 4 - Fair Value of Financial Instruments (continued)

The Company did not have any transfers between Levels 1 and 2 during 2019 and 2018. The following tables present reconciliations for the periods indicated for all Level 3 assets and liabilities measured at fair value on a recurring basis.

($ in thousands)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, January 1, 2019	$47,531	$80,742	$120,211	$248,484	$5	$248,489	$78,700
Transfers into Level 3 (3)	—	33,475	56,766	90,241	65	90,306	—
Transfers out of Level 3 (3)	—	(7,698)	(2,568)	(10,266)	—	(10,266)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(1,105)	(1,105)	38	(1,067)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	12,636
Net unrealized investment gains (losses) included in OCI	474	4,461	6,100	11,035	—	11,035	—
Purchases	—	2,483	—	2,483	—	2,483	—
Issuances	—	—	—	—	—	—	10,039
Sales	—	—	(607)	(607)	(1)	(608)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(3,714)	(9,511)	(31,969)	(45,194)	—	(45,194)	(7,642)
Ending balance, December 31, 2019	$44,291	$103,952	$146,828	$295,071	$107	$295,178	$93,733

Beginning balance, January 1, 2018	$49,328	$72,979	$107,944	$230,251	$6	$230,257	$80,733
Transfers into Level 3 (3)	—	40,488	50,771	91,259	—	91,259	—
Transfers out of Level 3 (3)	—	(11,279)	(5,200)	(16,479)	—	(16,479)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	(487)	—	(487)	3	(484)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(7,518)
Net unrealized investment gains (losses) included in OCI	(1,195)	(2,840)	(5,570)	(9,605)	—	(9,605)	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	11,183
Sales	—	(6,135)	(187)	(6,322)	(4)	(6,326)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(602)	(11,984)	(27,547)	(40,133)	—	(40,133)	(5,698)
Ending balance, December 31, 2018	$47,531	$80,742	$120,211	$248,484	$5	$248,489	$78,700

(1)	Represents embedded derivatives, all related to the Company's FIA products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the years ended December 31, 2019 and 2018 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company's policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Horace Mann Educators Corporation	Annual Report on Form 10-K 101

NOTE 4 - Fair Value of Financial Instruments (continued)

At December 31, 2019, the Company realized a loss of $1.1 million on Level 3 securities. At December 31, 2018 the Company realized a loss of $0.5 million on Level 3 securities. For the years ended December 31, 2019 and 2018, a realized loss of $12.6 million and a realized gain of $7.5 million, respectively, were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held.
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

($ in thousands)	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2019
Financial Assets
Investments
Other investments	$163,312	$167,185	$—	$—	$167,185
Deposit asset on reinsurance	2,346,166	2,634,012	—	—	2,634,012
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,675,774	4,609,880	—	—	4,609,880
Investment contract and life policy reserves, account values on life contracts	93,465	98,332	—	—	98,332
Other policyholder funds	553,550	553,550	—	495,812	57,738
Short-term debt	135,000	135,000	—	—	135,000
Long-term debt	298,025	322,678	—	322,678	—

December 31, 2018
Financial Assets
Investments
Other investments	$156,725	$161,449	$—	$—	$161,449
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,555,849	4,478,338	—	—	4,478,338
Investment contract and life policy reserves, account values on life contracts	87,229	90,402	—	—	90,402
Other policyholder funds	689,287	689,287	—	626,325	62,962
Long-term debt	297,740	291,938	—	291,938	—

102 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 4 - Fair Value of Financial Instruments (continued)

Other Investments
Other investments includes policy loans and mortgage loans. For policy loans, fair value is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. For mortgage loans, fair value is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities.
Deposit Asset on Reinsurance
The fair value of the deposit asset on reinsurance is estimated by discounting the future cash flows that are expected to arise out of the annuity reinsurance transaction.  The treasury yield curve, plus an assumed credit spread, is used to determine the appropriate discount rate.
Investment Contract and Policy Reserves
The fair values of fixed annuity contract liabilities and policyholder account balances on life contracts are equal to the discounted estimated future cash flows (using the Company's current interest rates for similar products including consideration of minimum guaranteed interest rates). The Company carries these financial liabilities at cost.
Also, included in investment contract and policy reserves are embedded derivatives related to the Company's IUL products which are carried at fair value. See Note 5 for further information.
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
Short-term Debt
The Company carries short-term debt at amortized cost which approximates fair value.
Long-term Debt
The Company carries long-term debt at amortized cost. The fair value of long-term debt is estimated based on unadjusted quoted market prices of the Company's securities or unadjusted market prices based on similar publicly traded issues when trading activity for the Company's securities is not sufficient to provide a market price.
NOTE 5 - Derivatives
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 103

NOTE 5 - Derivatives (continued)

The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open positions. Call options are not purchased to fund the index liabilities that may arise after the next deposit anniversary date. On the respective anniversary dates of the indexed deposits, the index used to compute the annual index credit is reset and new one-year call options are purchased to fund the next annual index credit. The cost of these purchases is managed through the terms of the FIA and IUL contracts, which permit changes to index return caps, participation rates and/or asset fees, subject to guaranteed minimums on each contract's anniversary date. By adjusting the index return caps, participation rates or asset fees, crediting rates generally can be managed except in cases where the contractual features would prevent further modifications.
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

($ in thousands)	December 31,
	2019	2018
Assets
Derivatives, included in Short-term and other investments	$13,239	$2,647

Liabilities
Fixed indexed annuities - embedded derivatives, included in Other policyholder funds	93,733	78,700
Indexed universal life - embedded derivatives, included in Investment contract and policy reserves	1,314	248

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

($ in thousands)	Years Ended December 31,
	2019	2018	2017
Change in fair value of derivatives: (1)
Revenues
Net investment gains (losses)	$9,493	$(4,112)	$14,867

Change in fair value of embedded derivatives:
Revenues
Net investment gains (losses)	(13,576)	7,931	(13,410)

(1)	Includes gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

104 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Derivatives (continued)

The Company's strategy attempts to mitigate potential risk of loss under these agreements through a regular monitoring process, which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, option contracts are purchased from multiple counterparties, which are evaluated for creditworthiness prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a S&P/Moody's Investors Service, Inc. (Moody's) long-term credit rating of "BBB+/A3" or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also obtains credit support agreements that allow it to request the counterparty to provide cash collateral when the fair value of the exposure to the counterparty exceeds specified amounts.
The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in thousands)	December 31, 2019				December 31, 2018
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value
Bank of America, N.A.	A+	Aa2	$174,900	$8,523	$144,500	$870
Barclays Bank PLC	A	A2	115,300	3,348	28,500	247
Citigroup Inc.	BBB+	A3	—	—	—	—
Credit Suisse International	A+	A1	—	—	16,100	55
Societe Generale	A	A1	27,800	1,369	89,100	1,475
Total			$318,000	$13,240	$278,200	$2,647

As of December 31, 2019 and 2018, the Company held $14.3 million and $1.9 million, respectively, of cash and securities received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company's maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $0.3 million per counterparty.
NOTE 6 - Deposit Asset on Reinsurance
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
The Company determined that the reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk. Therefore, the Company recognizes the reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance on the Company's Consolidated Balance Sheet. As amounts are received or paid, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income.

Horace Mann Educators Corporation	Annual Report on Form 10-K 105

NOTE 7 - Goodwill and Intangible Assets, net

The Company conducts impairment testing for goodwill at least annually, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. See Note 1 for further description of impairment testing.
The annuity reinsurance transaction described in Note 6 triggered a requirement to evaluate the goodwill associated with the annuity business of the Retirement reporting unit. For the evaluation, the fair value of the Retirement reporting unit was measured using a discounted cash flow method. The carrying value exceeded the fair value, resulting in a $28.0 million non-cash goodwill impairment charge during the second quarter of 2019. In the second quarter of 2019, the Company adopted guidance to eliminate Step 2 of the goodwill impairment test and as such, the goodwill impairment charge represented the entire balance of the goodwill associated with the annuity business of the Retirement reporting unit. The goodwill impairment charge was reported as Other expense - goodwill impairment in the Consolidated Statement of Operations.
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2019 were as follows:

($ in thousands)	December 31, 2018	Impairment	Acquisitions	December 31, 2019
Property and Casualty	$9,460	$—	$—	$9,460
Supplemental	—	—	19,621	19,621
Retirement	28,025	(28,025)	10,087	10,087
Life	9,911	—	—	9,911
Total	$47,396	$(28,025)	$29,708	$49,079

As of December 31, 2019, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of BCG and NTA during 2019. The acquisition of BCG resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $14.1 million and the acquisition of NTA resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $160.4 million. As of December 31, 2019 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in thousands)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	30	$94,419
Value of distribution acquired	17	53,996
Value of agency relationships	14	16,981
Value of customer relationships	10	9,080
Total	23	174,476
Accumulated amortization:
Value of business acquired		(3,697)
Value of distribution acquired		(1,871)
Value of agency relationships		(1,489)
Value of customer relationships		(1,733)
Total		(8,790)
Net intangible assets subject to amortization:		$165,686

106 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 7 - Goodwill and Intangible Assets, net (continued)

In regard to the definite-lived intangible assets in the table above, the VOBA intangible asset represents the difference between the fair value of insurance contracts and insurance policy reserves measured in accordance with the Company's accounting policies for insurance contracts acquired. VOBA was based on an actuarial estimate of the present value of future distributable earnings for insurance in force as of the acquisition date. The VODA intangible asset represents the present value of future business to be written by the existing distribution channel. The value of agency relationships intangible asset represents the present value of the commission overrides retained by NTA. The value of customer relationships intangible asset represents the present value of the expected profits from existing BCG customers in force at the date of acquisition. All of the aforementioned definite-lived intangible assets were valued using the income approach.
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in thousands)
Year Ending December 31,
2020	$14,488
2021	13,411
2022	12,433
2023	11,577
2024	10,805
Thereafter	102,972
Total	$165,686

The VOBA intangible asset is being amortized by product based on the present value of future premiums to be received. The VODA intangible asset in respect to the acquisition of NTA is being amortized on a straight-line basis. The VODA intangible asset in respect to the acquisition of BCG is being amortized based on the present value of future profits to be received. The value of agency relationships intangible asset is being amortized based on the present value of future premiums to be received. The value of customer relationships intangible asset is being amortized based on the present value of future profits to be received.
Indefinite-lived intangible assets (not subject to amortization) as of December 31, 2019 were as follows:

($ in thousands)
Trade names	$8,645
State licenses	2,886
Total	$11,531

The trade names intangible asset represents the present value of future savings accruing NTA and BCG by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. The state licenses intangible asset represents the regulatory licenses held by NTA that were valued using the cost approach.
NOTE 8 - Property and Casualty Unpaid Claims and Claim Expenses
The following table is a summary reconciliation of the beginning and ending Property and Casualty unpaid claims and claim expense reserves for the periods indicated. The table presents reserves on both gross and net (after reinsurance) basis. The total net Property and Casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations. The end of the year gross reserve (before reinsurance) balances and the reinsurance recoverable balances are reflected on a gross basis in the Consolidated Balance Sheets.

Horace Mann Educators Corporation	Annual Report on Form 10-K 107

NOTE 8 - Property and Casualty Unpaid Claims and Claim Expenses (continued)

($ in thousands)	Years Ended December 31,
	2019	2018	2017
Property and Casualty segment
Gross reserves, beginning of year (1)	$367,180	$319,182	$307,757
Less: reinsurance recoverables	89,725	57,409	61,199
Net reserves, beginning of year (2)	277,455	261,773	246,558
Incurred claims and claim expenses:
Claims occurring in the current year	483,062	547,959	498,989
Decrease in estimated reserves for claims occurring in prior years (3)	(7,500)	(300)	(2,700)
Total claims and claim expenses incurred (4)	475,562	547,659	496,289
Claims and claim expense payments for claims occurring during:
Current year	329,475	369,194	333,385
Prior years	157,072	162,783	147,689
Total claims and claim expense payments	486,547	531,977	481,074
Net reserves, end of year (2)	266,470	277,455	261,773
Plus: reinsurance recoverables	120,506	89,725	57,409
Gross reserves, end of year (1)	$386,976	$367,180	$319,182

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Supplemental, Retirement and Life of $55.9 million, $29.5 million and $28.6 million as of December 31, 2019, 2018 and 2017, respectively, in addition to Property and Casualty reserves.

(2)	Reserves are net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2019, 2018 and 2017.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Supplemental, Retirement and Life of $109.5 million, $89.9 million, and $86.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, in addition to Property and Casualty amounts.

Underwriting results for Property and Casualty are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, which transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for Property and Casualty claims include provisions for payments to be made on reported claims (case reserves), IBNR claims and associated settlement expenses (together, loss reserves). The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions, public attitudes and medical costs.
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
Numerous risk factors will affect more than one product line. One of these factors is changes in claim department practices, including claim closure rates, number of claims closed without payment, the use of third-party claim adjusters and the level of needed case reserve estimated by the adjuster. Other risk factors include changes in claim frequency, changes in claim severity, regulatory and legislative actions, court actions, changes in economic conditions and trends (e.g., medical costs, labor rates and the cost of materials), the occurrence of unusually large or frequent catastrophic loss events, timeliness of claim reporting, the state in which the claim occurred and degree of claimant fraud. The extent of the impact of a risk factor will also vary by coverages within

108 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 8 - Property and Casualty Unpaid Claims and Claim Expenses (continued)

a product line. Individual risk factors are also subject to interactions with other risk factors within product line coverages.
While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, given the relatively large proportion (approximately 80.0% as of December 31, 2019) of the Company's reserves that are in the longer-tail automobile liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.
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
An accident year refers to classifying claims based on the year in which the claims occurred. For estimating short-tail coverage reserves (e.g., homeowners and automobile physical damage), which comprise approximately 20.0% of the Company's total loss reserves as of December 31, 2019, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (primarily related to automobile liability), which comprise approximately 80.0% of the Company's total loss reserves as of December 31, 2019, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.
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
See tables on the following pages of Note 8 for details of the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration and tables illustrating the incurred and paid claims development information by accident year on a net basis for the lines of Homeowners, Auto Liability, and Auto Physical Damage, which represents 99.0% of the Company's incurred losses for 2019.

Horace Mann Educators Corporation	Annual Report on Form 10-K 109

NOTE 8 - Property and Casualty Unpaid Claims and Claim Expenses (continued)

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
Based on the Company's products and coverages, historical experience, and various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property and Casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6.0% of reserves, which equates to plus or minus approximately $13.0 million of net income as of December 31, 2019. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.
Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $7.5 million in 2019, $0.3 million in 2018 and $2.7 million in 2017. In 2019, the favorable development was predominantly the result of favorable severity trends in Auto for accident year 2018. In 2018, the favorable development was predominantly the result of favorable severity trends in property for accident years 2016 and prior. In 2017, the favorable development was predominantly the result of favorable severity trends in property for accident years 2015 and prior.
The Company completes a detailed study of Property and Casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's Property and Casualty reserves at December 31st of each year. The result of the independent actuarial study at December 31, 2019 was consistent with management's analysis and selected estimates and did not result in any adjustments to the Company's Property and Casualty reserves recognized.
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
Below is the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners	79.5%	16.6%	2.2%	1.0%	0.4%	0.3%	—	—	—	—
Auto liability	40.8%	34.9%	13.8%	6.1%	3.0%	1.0%	0.3%	0.1%	—	—
Auto physical damage	95.6%	4.4%	—	—	—	—	—	—	—	—

110 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 8 - Property and Casualty Unpaid Claims and Claim Expenses (continued)

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
The information about incurred and paid claims development for the years ended December 31, 2010 to 2018 is presented as unaudited supplementary information.

($ in thousands)
Homeowners
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2019
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$140,994	$136,907	$133,358	$133,235	$133,216	$133,136	$132,859	$132,905	$132,627	$132,627	$—	25,150
2011		150,141	150,334	150,791	148,860	148,755	148,414	148,370	148,079	148,067	—	29,531
2012			108,754	109,156	109,360	106,486	106,308	106,348	106,000	106,028	—	21,578
2013				105,584	107,489	103,982	102,407	102,345	101,769	101,709	—	19,221
2014					111,647	113,505	109,059	106,844	106,554	106,458	59	20,084
2015						111,706	115,134	114,404	114,053	115,050	276	18,714
2016							115,931	118,604	117,009	117,933	280	19,853
2017								126,285	129,818	132,666	2,285	19,827
2018									166,793	157,404	4,170	20,954
2019										130,391	16,842	16,155
									Total	$1,248,333

($ in thousands)
Homeowners
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$98,190	$124,326	$129,790	$132,246	$132,523	$132,604	$132,599	$132,602	$132,602	$132,602
2011		123,046	142,846	145,852	146,908	147,451	148,026	148,014	148,069	148,067
2012			84,260	101,566	104,203	105,156	105,561	105,909	105,993	106,021
2013				76,890	96,599	99,361	100,968	101,527	101,677	101,709
2014					83,314	103,030	105,704	106,081	106,258	106,388
2015						90,704	109,303	111,882	113,321	114,648
2016							95,772	113,186	115,053	117,537
2017								106,800	128,518	129,767
2018									130,548	152,356
2019										103,790
								Total		1,212,885
								Outstanding prior to 2010		32
								Prior years paid		668
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$35,480

Horace Mann Educators Corporation	Annual Report on Form 10-K 111

NOTE 8 - Property and Casualty Unpaid Claims and Claim Expenses (continued)

($ in thousands)
Auto Liability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2019
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$157,712	$160,058	$156,369	$154,222	$152,483	$151,653	$149,818	$149,425	$149,542	$149,481	$—	48,942
2011		150,803	146,713	145,735	143,133	142,488	139,840	138,891	138,949	138,849	94	45,976
2012			156,448	153,815	150,336	149,346	147,594	145,847	145,620	145,515	204	45,984
2013				153,860	152,858	150,720	150,657	148,111	147,993	148,135	575	47,369
2014					155,105	157,249	158,470	159,937	159,794	159,355	665	49,386
2015						165,517	172,553	177,021	178,325	178,654	1,850	50,618
2016							180,380	184,440	184,567	186,568	2,649	51,995
2017								187,983	188,756	188,625	8,025	48,906
2018									200,314	195,284	26,931	47,078
2019										181,141	64,778	42,587
									Total	$1,671,607

($ in thousands)
Auto Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$63,416	$118,345	$137,012	$144,255	$147,337	$148,751	$149,247	$149,364	$149,439	$149,474
2011		61,070	108,837	126,812	133,931	136,906	138,151	138,358	138,689	138,692
2012			61,279	109,574	127,185	138,641	142,916	144,622	145,121	145,184
2013				62,224	108,856	131,214	139,954	145,291	146,770	147,409
2014					61,329	117,468	139,463	149,059	155,758	157,596
2015						70,836	134,473	157,980	170,088	174,495
2016							73,073	140,901	166,815	177,834
2017								70,682	139,531	166,614
2018									77,528	141,537
2019										69,665
								Total		1,468,500
								Outstanding prior to 2010		73
								Prior years paid		(219)
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$203,180

112 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 8 - Property and Casualty Unpaid Claims and Claim Expenses (continued)

($ in thousands)
Auto Physical Damage
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2019
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$84,112	$83,420	$83,103	$83,046	$83,052	$83,050	$83,036	$83,028	$83,018	$83,011	$—	81,581
2011		86,205	85,507	86,023	85,120	85,143	85,116	85,108	85,102	85,090	—	80,804
2012			83,770	82,337	83,402	83,431	83,354	83,342	83,334	83,322	—	78,165
2013				91,448	88,856	88,672	88,627	88,455	88,525	88,457	—	80,920
2014					95,572	95,634	95,422	95,239	95,232	95,241	—	87,901
2015						99,291	97,994	97,624	97,455	97,612	(18)	87,497
2016							112,430	109,515	109,348	109,603	(17)	93,225
2017								115,483	111,798	110,520	(161)	91,270
2018									109,040	108,886	(326)	94,388
2019										111,577	(6,829)	89,207
									Total	$973,319

($ in thousands)
Auto Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$79,329	$83,120	$83,103	$83,087	$83,067	$83,051	$83,036	$83,028	$83,015	$83,009
2011		83,227	85,254	85,181	85,148	85,127	85,116	85,108	85,095	85,090
2012			80,519	83,418	83,372	83,355	83,347	83,342	83,326	83,322
2013				85,110	88,688	88,580	88,532	88,484	88,471	88,452
2014					88,939	95,444	95,266	95,256	95,258	95,243
2015						92,138	97,850	97,685	97,638	97,625
2016							106,459	109,686	109,536	109,611
2017								105,156	110,817	110,674
2018									103,559	109,103
2019										106,243
								Total		968,372
								Outstanding prior to 2010		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$4,947

Horace Mann Educators Corporation	Annual Report on Form 10-K 113

NOTE 8 - Property and Casualty Unpaid Claims and Claim Expenses (continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the Consolidated Balance Sheet is as follows:

($ in thousands)	Years Ended December 31,
2019
Property and Casualty segment
Net reserves
Homeowners	$35,480
Auto liability	203,180
Auto physical damage	4,947
Other short duration lines	2,892
Total net reserves for unpaid claims and claim adjustment expense, net of reinsurance	246,499

Reinsurance recoverable on unpaid claims
Homeowners	12,394
Auto liability	100,866
Other short duration lines	7,246
Total reinsurance recoverable on unpaid claims	120,506

Insurance lines other than short duration (1)	55,878
Unallocated claims adjustment expenses	19,971
Total other than short duration and unallocated claims adjustment expenses	75,849

Gross reserves, end of year (1)	$442,854

(1)	This line includes Supplemental, Retirement and Life reserves as included in the Consolidated Balance Sheet.

NOTE 9 - Reinsurance and Catastrophes
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
The Company's catastrophe losses incurred of approximately $52.0 million, $107.3 million and $61.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. For 2019, catastrophe losses were impacted by winter storm events in the first part of the year, wind/hail/tornado events in spring and summer months as well as losses from several storms in the latter part of the year.

114 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 9 - Reinsurance and Catastrophes (continued)

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other assets in the Consolidated Balance Sheets were as follows:

($ in thousands)	December 31,
	2019	2018
Reinsurance recoverables on reserves and unpaid claims
Property and Casualty
Reinsurance companies	$19,640	$33,754
State insurance facilities	100,866	55,971
Life and health	8,707	9,785
Total	$129,213	$99,510

The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, IBNR claims and policy benefits, are estimated in a manner consistent with the insurance liability associated with the policy. The effects of reinsurance on premiums written and contract deposits; premiums and contract charges earned; and benefits, claims and settlement expenses were as follows:

($ in thousands)	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Year Ended December 31, 2019
Premiums written and contract deposits (2)	$1,337,847	$23,872	$10,567	$1,324,542
Premiums and contract charges earned	917,610	30,412	10,756	897,954
Benefits, claims and settlement expenses	633,874	56,325	7,519	585,068

Year Ended December 31, 2018
Premiums written and contract deposits (2)	1,255,557	28,773	8,259	1,235,043
Premiums and contract charges earned	841,147	28,837	5,023	817,333
Benefits, claims and settlement expenses	769,664	136,601	4,497	637,560

Year Ended December 31, 2017
Premiums written and contract deposits (2)	1,244,500	21,989	4,606	1,227,117
Premiums and contract charges earned	812,099	22,036	4,640	794,703
Benefits, claims and settlement expenses	588,621	10,472	4,157	582,306

(1)	Excludes the annuity reinsurance agreement accounted for under the deposit method that is discussed in Note 6.

(2)
This measure is not based on accounting principles generally accepted in the U.S. (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2019. Past due reinsurance recoverables as of December 31, 2019 were not material.
The Company maintains catastrophe excess of loss reinsurance coverage. For 2019, the Company's catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (FHCF). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25.0 million per occurrence up to $175.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million.
For liability coverages, in 2019, the Company reinsured each loss above a retention of $1.0 million with coverage up to $5.0 million on a per occurrence basis and $20.0 million in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2019, the Company

Horace Mann Educators Corporation	Annual Report on Form 10-K 115

NOTE 9 - Reinsurance and Catastrophes (continued)

reinsured each loss above a retention of $1.0 million up to $5.0 million on a per risk basis, including catastrophe losses. Also, the Company could submit to the reinsurers two per risk losses from the same occurrence for a total of $8.0 million of property recovery in any one event.
The maximum individual life insurance risk retained by the Company is $0.5 million on any individual life, while either $0.1 million or $0.125 million is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. For 2019, the Company reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. The Company's life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
The Company retains all of the risk on its supplemental health product lines, including accidental death risk embedded within certain products. However, the Company’s other accidental death and dismemberment risk issued through all other policies and riders are ceded 100%. The maximum risk retained on any individual life by the Company is $0.1 million.
NOTE 10 - Debt
Indebtedness and scheduled maturities consisted of the following:

($ in thousands)	Effective Interest Rates	Final Maturity	December 31,
			2019	2018
Short-term debt
Bank Credit Facility	Variable	2024	$135,000	$—
Long-term debt (1)
4.50% Senior Notes, Aggregate principal amount of $250,000 less unaccrued discount of $426 and $488 and unamortized debt issuance costs of $1,549 and $1,772	4.50%	2025	248,025	247,740
Federal Home Loan Bank borrowing	1.99%	2022	50,000	50,000
Total			$433,025	$297,740

(1)	The Company designates debt obligations as "long-term" based on maturity date at issuance.
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
On July 1, 2019, the Company utilized the senior revolving credit facility to partially fund the acquisition of NTA. As of December 31, 2019, the amount outstanding on the senior revolving credit facility was $135.0 million. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2019.
Senior Notes
On November 23, 2015, the Company issued $250.0 million aggregate principal amount of 4.50% senior notes, which will mature on December 1, 2025, issued at a discount of 0.265% resulting in an effective yield of 4.53% (Senior Notes). Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. The Senior Notes are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 35 basis points, plus, in either of the above cases, accrued interest to the date of redemption.

116 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 10 - Debt (continued)

Federal Home Loan Bank Borrowings
In 2017, Horace Mann Insurance Company (HMIC) became a member of the FHLB, which provides HMIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of membership stock, in June 2017, HMIC purchased common stock to meet the membership requirement. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage - such as 2.0% based on the Reduced Capitalization Advance Program. In the fourth quarter of 2017, HMIC purchased common stock to meet the activity-based requirement. In 2019, the Board authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowings. During the fourth quarter of 2017, the Company received $50.0 million in executed borrowings for HMIC. Of the total $50.0 million received, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrues at an annual weighted average rate of 1.99% as of December 31, 2019. HMIC's FHLB borrowings of $50.0 million are included in Long-term debt in the Consolidated Balance Sheets.
Covenants
The Company is in compliance with all of the financial covenants contained in the Senior Notes indenture and the Bank Credit Facility agreement, consisting primarily of relationships of (1) debt to capital, (2) net worth, as defined in the financial covenants, (3) insurance subsidiaries' risk-based capital and (4) securities subject to funding agreements and repurchase agreements.
NOTE 11 - Income Taxes
The income tax assets and liabilities included in Other assets and Other liabilities, respectively, in the Consolidated Balance Sheets were as follows:

($ in thousands)	December 31,
	2019	2018
Income tax (asset) liability
Current	$(12,184)	$(20,793)
Deferred	160,624	103,686

Horace Mann Educators Corporation	Annual Report on Form 10-K 117

NOTE 11 - Income Taxes (continued)

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying value of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The "temporary differences" that gave rise to the deferred tax balances were as follows:

($ in thousands)	December 31,
	2019	2018
Deferred tax assets
Unearned premium reserve reduction	$12,103	$12,112
Compensation accruals	8,866	6,866
Reinsurance commissions	6,804	—
Impaired securities	1,245	1,295
Other comprehensive income - net funded status of benefit plans	2,875	3,254
Discounting of unpaid claims and claim expense tax reserves	2,530	2,772
Postretirement benefits other than pensions	285	302
Charitable contributions carryforwards	—	89
Net operating loss carryforwards	3,803	10,969
Total gross deferred tax assets	38,511	37,659
Deferred tax liabilities
Other comprehensive income - net unrealized gains on securities	74,645	32,897
Deferred policy acquisition costs	49,326	60,330
Life insurance future policy benefit reserve	38,210	9,304
Life insurance future policy benefit reserve (transitional rule)	12,786	14,910
Discounting of unpaid claims and claim expense tax reserves (transitional rule)	947	1,203
Investment related adjustments	15,718	17,531
Intangibles	2,021	2,557
Other, net	5,482	2,613
Total gross deferred tax liabilities	199,135	141,345
Net deferred tax liability	$160,624	$103,686

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2019 and 2018.
At December 31, 2019, the Company had available the following carryforwards or credits.

($ in thousands)	Pretax Amount	Expiration Year
Operating loss carryforwards	$12,711	2038
Operating loss carryforwards	5,397	Indefinite

The components of the provision for income tax expense (benefit) were as follows:

($ in thousands)	Years Ended December 31,
	2019	2018	2017
Current	$31,518	$4,152	$3,813
Deferred	20,488	(2,958)	(84,585)
Total income tax expense (benefit)	$52,006	$1,194	$(80,772)

118 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 11 - Income Taxes (continued)

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 21% for 2019 and 2018 and 35% for 2017 to income before income taxes as follows:

($ in thousands)	Years Ended December 31,
	2019	2018	2017
Expected federal tax on income	$49,654	$4,103	$31,041
Add (deduct) tax effects of:
Tax-exempt interest	(4,159)	(3,726)	(5,335)
Dividend received deduction	(1,392)	(412)	(4,810)
Goodwill impairment	5,885	—	—
Tax Act DTL re-measurement	—	—	(98,988)
Employee share-based compensation	272	(1,134)	(3,258)
Compensation deduction limitation	680	1,754	326
Prior year adjustments	(716)	300	(293)
Other, net	1,782	309	545
Income tax expense (benefit) provided on income	$52,006	$1,194	$(80,772)

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
HMEC and its subsidiaries file a consolidated federal income tax return. The federal income tax sharing agreements between HMEC and its subsidiaries, as approved by the Board, provide that tax on income is charged to each subsidiary as if it were filing a separate tax return with the limitation that each subsidiary will receive the benefit of any losses or tax credits to the extent utilized in the consolidated tax return. Intercompany balances are settled quarterly with a final settlement after filing the consolidated federal income tax return with the IRS. National Teachers Associates Life Insurance Company and NTA Life Insurance Company of New York are not included in the consolidated federal income tax return and will file separate federal income tax returns until they are eligible to participate in the consolidated federal income tax return. This is expected to occur in 2025.

Horace Mann Educators Corporation	Annual Report on Form 10-K 119

NOTE 11 - Income Taxes (continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

($ in thousands)	Years Ended December 31,
	2019	2018	2017
Balance as of the beginning of the year	$1,734	$1,790	$1,594
Increases related to prior year tax positions	109	—	101
Decreases related to prior year tax positions	—	(152)	—
Increases related to current year tax positions	123	96	422
Settlements	—	—	—
Lapse of statute	—	—	(327)
Balance as of the end of the year	$1,966	$1,734	$1,790

The Company's effective tax rate would be affected to the extent there were unrecognized tax benefits that could be recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly change within the next 12 months.
The Company classifies all tax related interest and penalties as income tax expense.
Interest and penalties were both immaterial in each of the years ended December 31, 2019, 2018 and 2017.
NOTE 12 - Operating Leases
The Company has various operating lease agreements, primarily for real estate offices. Such leases have remaining lease terms of 1 year to 6 years, some of which may include options to extend certain leases for up to an additional 25 years.
The components of lease expense were as follows:

($ in thousands)	Year Ended
December 31, 2019
Operating lease cost	$3,841
Short-term lease cost	208
Total lease cost	$4,049

Supplemental cash flow information related to operating leases was as follows:

($ in thousands)	Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$3,447

Supplemental balance sheet information related to operating leases were as follows:

($ in thousands, except lease term and discount rate)	December 31, 2019
Assets
Right of use assets, included in Other assets	$16,483
Liabilities
Operating lease liabilities, included in Other liabilities	$17,499

Weighted average remaining lease term	4.51
Weighted average discount rate	3.78%

120 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 12 - Operating Leases (continued)

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 are as follows:

($ in thousands)
Year Ending December 31,
2020	$4,440
2021	4,285
2022	4,156
2023	3,459
2024	1,929
Thereafter	787
Total future minimum lease payments	19,056
Less imputed interest	(1,557)
Total	$17,499

As of December 31, 2019, the Company has no additional operating leases that have not yet commenced.
Note 13 - Shareholders' Equity and Common Stock Equivalents
Share Repurchase Program and Treasury Shares
On September 30, 2015, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million of HMEC's common stock, par value $0.001 (Program). The Program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Program does not have an expiration date and may be limited or terminated at any time without notice.
During 2017, the Company repurchased 48,440 shares of its common stock, or 0.1% of the shares outstanding as of December 31, 2016, at an aggregate cost of $1.7 million, or an average price of $34.28 per share. During 2018, the Company repurchased 129,112 shares of its common stock, or 0.3% of the shares outstanding as of December 31, 2017, at an aggregate cost of $5.1 million, or an average price of $39.41 per share. During 2019, the Company did not repurchase any shares of its common stock. In total and through December 31, 2019, 2,977,162 shares were repurchased under the Program at an average price of $25.94 per share. The repurchase of shares was funded through use of cash. As of December 31, 2019, $22.8 million remained authorized for future share repurchases under the Program.
At December 31, 2019, the Company held 24,850,484 shares in treasury.
Authorization of Preferred Stock
In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were issued or outstanding at December 31, 2019 and 2018.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 121

NOTE 13 - Shareholders' Equity and Common Stock Equivalents (continued)

Comprehensive Plan which included an increase of 3,250,000 in the number of shares of common stock reserved for issuance under the Comprehensive Plan. As of December 31, 2019, approximately 1,187,200 shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.
As further described in the paragraphs below, CSUs, stock options and RSUs under the Comprehensive Plan were as follows:

	December 31,
	2019	2018	2017
CSUs related to deferred compensation for Directors	28,526	32,288	61,677
CSUs related to deferred compensation for employees	25,194	24,498	24,903
Stock options	908,557	774,821	719,015
RSUs related to incentive compensation	889,438	1,008,249	1,149,679
Total	1,851,715	1,839,856	1,955,274

Director Common Stock Units
Deferred compensation for Directors is in the form of CSUs, which represent an equal number of common shares to be issued in the future. The outstanding units of Directors serving on the Board accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.
Employee Common Stock Units
Deferred compensation for employees is in the form of CSUs, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2019, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.
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
Changes in outstanding options were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable
December 31, 2018	$36.65	$17.32-$44.75	774,821	271,116

Granted	$39.22	$38.99-$42.73	282,040	—
Vested	$34.46	$20.60-$44.75	—	161,679
Exercised	$26.98	$17.32-$42.95	(64,095)	(64,095)
Forfeited	$39.97	$31.01-$44.75	(84,209)	—
Expired	—	—	—	—
December 31, 2019	$37.82	$20.60-$44.75	908,557	368,700

122 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 13 - Shareholders' Equity and Common Stock Equivalents (continued)

Option information segregated by ranges of exercise prices were as follows:

	December 31, 2019
		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term
	$20.60-$22.69	11,100	$22.34	0.36	11,100	$22.34	0.36 years
	$28.88-$32.35	271,579	$30.94	5.65	222,499	$30.92	5.53 years
	$38.05-$41.95	415,356	$40.14	8.36	85,766	$41.80	7.19 years
	$42.95-$44.75	210,522	$42.94	8.30	49,335	$43.00	8.19 years
Total		908,557	$37.82	7.44	368,700	$34.81	6.11 years

The weighted average exercise prices of vested and exercisable options as of December 31, 2018 and 2017 were $31.42 and $27.12, respectively.
As of December 31, 2019, based on a closing stock price of $43.66 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $3.3 million and $5.3 million, respectively.
Restricted Stock Units
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
Changes in outstanding RSUs were as follows:

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
December 31, 2018	1,008,249	$35.64	417,179	$20.22

Granted (1)	210,712	$41.52	—	—
Adjustment for performance achievement	(3,789)	$32.16	—	—
Vested	—	—	417,454	$33.93
Forfeited	(34,895)	$43.08	—	—
Distributed (2)	(290,839)	$31.39	(290,839)	$31.39

December 31, 2019	889,438	$31.94	543,794	$24.77

(1)	Includes dividends reinvested into additional RSUs.

(2)	Includes distributed units which were utilized to satisfy withholding taxes due on the distribution.

Horace Mann Educators Corporation	Annual Report on Form 10-K 123

NOTE 14 - Statutory Information and Restrictions

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
Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

($ in thousands)	December 31,
	2019	2018
Statutory capital and surplus of insurance subsidiaries	$868,839	$903,564
Increase (decrease) due to:
Deferred policy acquisition costs	276,668	298,742
Deposit asset on reinsurance	2,346,166	—
Annuity reserves ceded	(2,239,717)	—
Difference in policyholder reserves	209,127	142,601
Goodwill	49,079	47,396
Intangible assets, net	177,217	—
Investment fair value adjustments on fixed maturity securities	397,762	142,512
Difference in investment reserves	102,380	105,430
Federal income tax liability	(178,026)	(115,667)
Net funded status of benefit plans	(13,690)	(15,495)
Non-admitted assets and other, net	(53,801)	20,412
Shareholders' equity of parent company and non-insurance subsidiaries	8,306	8,795
Parent company short-term and long-term debt	(383,025)	(247,740)
Shareholders' equity as reported herein	$1,567,285	$1,290,550

($ in thousands)	Years Ended December 31,
	2019	2018	2017
Statutory net income of insurance subsidiaries	$62,316	$45,977	$82,587
Net loss of non-insurance companies	(9,537)	(9,755)	(4,496)
Interest expense	(14,272)	(11,892)	(11,836)
Tax benefit of interest expense and other parent company current tax adjustments	8,993	121	5,654
Combined net income	47,500	24,451	71,909
Increase (decrease) due to:
Deferred policy acquisition costs	2,101	1,015	9,385
Intangible asset amortization expense	(8,790)	—	—
Policyholder benefits	117,369	26,318	30,609
Federal income tax (expense) benefit	(23,492)	3,020	84,198
Investment reserves	88,627	(31,529)	(20,966)
Other adjustments, net	(38,872)	(4,932)	(5,676)
Net income as reported herein	$184,443	$18,343	$169,459

The Company has principal insurance subsidiaries domiciled in Illinois, New York and Texas. The statutory financial statements of these subsidiaries are prepared in accordance with accounting principles prescribed or permitted by the Illinois Department of Insurance, the New York Department of Insurance and the Texas Department of Insurance, as applicable. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules.

124 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 14 - Statutory Information and Restrictions (continued)

The NAIC has risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. At December 31, 2019 and 2018, the minimum statutory-basis capital and surplus required to be maintained by HMEC's insurance subsidiaries was $108.1 million and $108.5 million, respectively. At December 31, 2019 and 2018, statutory capital and surplus of each of the Company's insurance subsidiaries was above required levels. The restricted net assets of HMEC's insurance subsidiaries were $26.0 million and $17.7 million as of December 31, 2019 and 2018, respectively. The minimum statutory basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC's insurance subsidiaries combined. Authorized control level risk-based capital represents the minimum level of statutory basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer. The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.
HMEC relies largely on dividends from its insurance subsidiaries to meet its obligations for payment of principal and interest on debt, dividends to shareholders and parent company operating expenses, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. HMEC's insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. As a result, HMEC may not be able to receive dividends from such subsidiaries at times and in amounts necessary to pay desired dividends to shareholders. The maximum amount of dividends that may be paid in 2020 from all of HMEC's insurance subsidiaries without prior regulatory approval is $105.3 million, excluding the impact and timing of prior year dividends.
As disclosed in the reconciliation of the statutory capital and surplus of insurance subsidiaries to the consolidated GAAP shareholders' equity, the insurance subsidiaries have statutory capital and surplus of $868.8 million as of December 31, 2019, which is subject to regulatory restrictions.
NOTE 15 - Retirement Plans and Other Postretirement Benefits
The Company sponsors two qualified and three non-qualified retirement plans. Substantially all employees participate in the 401(k) plan. Both the qualified defined benefit plan and the two non-qualified supplemental defined benefit plans have been frozen since 2002. All participants in the frozen plans are 100% vested in their accrued benefit and all non-qualified supplemental defined benefit plan participants are receiving payments. Certain employees participate in a non-qualified defined contribution plan.
Qualified Plans
All employees participate in the 401(k) plan and receive a 100% vested 3% "safe harbor" company contribution based on employees' eligible earnings. The Company matches each dollar of employee contributions up to a 5% maximum — in addition to maintaining the automatic 3% "safe harbor" contribution. The matching company contribution vests after 5 years of service. The 401(k) plan is fully funded.
The Company's policy for the frozen defined benefit plan is to contribute to the plan amounts which are actuarially determined to provide sufficient funding to meet future benefit payments as defined by federal laws and regulations.
For the two qualified plans, all assets are held in their respective plan trusts.
Non-qualified Plans
The non-qualified plans were established for specific employees whose otherwise eligible earnings exceeded the statutory limits under the qualified plans. Benefit accruals under the non-qualified supplemental defined benefit plans were frozen in 2002 and all participants are currently in payment status. Both the non-qualified frozen supplemental defined benefit plans and the non-qualified contribution plan are unfunded plans with the Company's contributions made at the time payments are made to participants.

Horace Mann Educators Corporation	Annual Report on Form 10-K 125

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)

Total Expense and Contribution Plans' Information
Total expense recorded for the non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $9.3 million, $8.9 million and $9.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Contributions to employees' accounts under the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
401(k) plan
Contributions to employees' accounts	$8,233	$7,655	$7,637
Total assets at the end of the year	206,247	167,767	180,514

Non-qualified defined contribution plan
Contributions to employees' accounts	58	70	84
Total assets at the end of the year	—	—	—

126 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)

Defined Benefit Plan and Supplemental Retirement Plans
The following tables summarize the funded status of the defined benefit and supplemental retirement pension plans as of December 31, 2019, 2018 and 2017 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

($ in thousands)	Defined Benefit Plan			Supplemental Defined Benefit Plans
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$25,075	$28,432	$29,407	$15,404	$16,832	$16,847
Service cost	650	650	650	—	—	—
Interest cost	997	947	1,091	620	566	631
Plan amendments	—	—	—	—	—	—
Actuarial loss (gain)	101	(2,208)	(721)	516	(789)	805
Benefits paid	(2,003)	(2,746)	(1,995)	(1,312)	(1,205)	(1,451)
Settlements	—	—	—	—	—	—
Projected benefit obligation at end of year	$24,820	$25,075	$28,432	$15,228	$15,404	$16,832
Change in plan assets:
Fair value of plan assets at beginning of year	$22,090	$25,843	$25,446	$—	$—	$—
Actual return on plan assets	3,471	(640)	2,909	—	—	—
Employer contributions	—	—	—	1,312	1,205	1,451
Benefits paid	(2,003)	(2,746)	(1,995)	(1,312)	(1,205)	(1,451)
Expenses paid	(394)	(367)	(517)	—	—	—
Settlements	—	—	—	—	—	—
Fair value of plan assets at end of year	$23,164	$22,090	$25,843	$—	$—	$—
Funded status	$(1,656)	$(2,985)	$(2,589)	$(15,228)	$(15,404)	$(16,832)

Prepaid (accrued) benefit expense	$6,690	$7,425	$8,016	$(9,884)	$(10,320)	$(10,648)

Total amount recognized in Consolidated Balance Sheets, all in Other liabilities	$(1,656)	$(2,985)	$(2,589)	$(15,228)	$(15,404)	$(16,832)

Amounts recognized in accumulated other comprehensive income (loss) (AOCI):
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss	(8,345)	10,410	10,605	(5,345)	5,084	6,184
Total amount recognized in AOCI	$(8,345)	$10,410	$10,605	$(5,345)	$5,084	$6,184

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$24,820	$25,075	$28,432	$15,228	$15,404	$16,832
Accumulated benefit obligation	24,820	25,075	28,432	15,228	15,404	16,832
Fair value of plan assets	23,164	22,090	25,843	—	—	—

Horace Mann Educators Corporation	Annual Report on Form 10-K 127

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)

The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2019 was primarily attributable to better than expected asset returns, updates to mortality assumptions and updated census dates offset by a decrease in the discount rate. The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2018 was primarily attributable to lower than expected asset returns and updates to mortality assumptions and an increase in the discount rate. The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2017 was primarily attributable to better than expected asset returns and updates to mortality assumptions partially offset by a decrease in the discount rate.

($ in thousands)	Defined Benefit Plan			Supplemental Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$—	$—	$—	$—	$—	$—
Other expenses	650	650	650	—	—	—
Interest cost	997	947	1,091	620	566	631
Expected return on plan assets	(1,222)	(1,377)	(1,493)	—	—	—
Settlement loss	—	—	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	310	371	389	256	310	258
Net periodic pension expense	$735	$591	$637	$876	$876	$889

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	(1,755)	177	(1,619)	516	(789)	805
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	(310)	(371)	(389)	(256)	(310)	(258)
Total recognized in other comprehensive income (loss)	$(2,065)	$(194)	$(2,008)	$260	$(1,099)	$547

Weighted average assumptions used to determine expense:
Discount rate	4.20%	3.50%	3.90%	4.20%	3.50%	3.90%
Expected return on plan assets	5.75%	5.90%	6.25%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.10%	4.20%	3.50%	3.10%	4.20%	3.50%
Expected return on plan assets	5.75%	5.90%	6.25%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

*	Not applicable.

128 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)

The discount rates at December 31, 2019 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.
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

($ in thousands)		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2019
Asset category
Equity security funds (1)
United States	$8,883	$—	$8,883	$—
International	2,214	—	2,214	—
Fixed income funds	11,116	—	11,116	—
Short-term investment funds	951	951	—	—
Total	$23,164	$951	$22,213	$—

December 31, 2018
Asset category
Equity security funds (1)
United States	$8,198	$—	$8,198	$—
International	2,089	—	2,089	—
Fixed income funds	11,003	—	11,003	—
Short-term investments funds	800	800	—	—
Total	$22,090	$800	$21,290	$—

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC's common stock.

There were no Level 3 assets held during the years ended December 31, 2019 and 2018.
In 2020, the Company expects amortization of net losses of $0.3 million and $0.3 million for the defined benefit plan and the supplemental retirement plans, respectively, and expects no amortization of prior service cost for the supplemental retirement plans to be included in net periodic pension expense.
Postretirement Benefits Other than Pensions
As of December 31, 2006, upon discontinuation of retiree medical benefits, Health Reimbursement Accounts (HRAs) were established for eligible participants and totaled $7.3 million. As of December 31, 2019, the balance of the previously established HRAs was $1.4 million. Funding of HRAs was $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Horace Mann Educators Corporation	Annual Report on Form 10-K 129

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)

2020 Contributions
In 2020, there is no minimum funding requirement for the Company's defined benefit plan. The following table discloses that minimum funding requirement and the expected full year contributions for the Company's plans.

($ in thousands)	Defined Benefit Pension Plans
	Defined Benefit Plan	Supplemental Defined Benefit Plans
Minimum funding requirement for 2019	$—	N/A
Expected contributions (approximations) for the year ended December 31, 2020 as of the time of this Form 10-K (1)	$—	$1,282
N/A - Not applicable.
(1)    HMEC's Annual Report on Form 10-K for the year ended December 31, 2019.
Estimated Future Benefit Payments
The Company's defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below. Therefore, actual results could vary from the estimates shown. Estimated future benefit payments as of December 31, 2019 were as follows:

($ in thousands)	2020	2021	2022	2023	2024	2025-2029
Pension plans
Defined benefit plan	$2,478	$2,277	$2,219	$1,987	$2,099	$7,927
Supplemental retirement plans	1,282	1,265	1,245	1,222	1,195	5,407

NOTE 16 - Contingencies and Commitments
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
At the time of issuance of this Annual Report on Form 10-K, the Company does not have pending litigation from which there is a reasonable possibility of material loss.
Assessments for Insolvencies of Unaffiliated Insurance Companies
The Company is contingently liable for possible assessments under regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have generally been insignificant.
Investment Commitments
From time to time, the Company has outstanding commitments to fund investments in limited partnership interests, commercial mortgage loans and bank loans. Such unfunded commitments were $306.2 million and $145.4 million for the years ended December 31, 2019 and 2018, respectively.

130 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 17 - Supplemental Disclosure of Consolidated Cash Flow Information

($ in thousands)	Years Ended December 31,
	2019	2018	2017
Cash	$25,206	$11,906	$7,627
Restricted cash	302	—	—
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$25,508	$11,906	$7,627

Cash paid during the year for:
Interest	$14,104	$12,532	$11,555
Income taxes	22,946	8,679	16,259

Non-cash investing activities include $2.1 billion of investments transferred to a reinsurer as consideration paid during the second quarter of 2019 in connection with the Company's reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Note 6 for further information.
Non-cash investing activities in respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 18 - Segment Information
The Company conducts and manages its business through five segments. See Note 1 for a description of the Company's reporting segments that changed effective in the third quarter of 2019. The four operating segments, representing the major lines of insurance business, are Property and Casualty (primarily personal lines of automobile and property insurance products), the newly created Supplemental (primarily heart, cancer, accident and limited short-term supplemental disability coverages), Retirement (primarily tax-qualified fixed and variable annuities) and Life (life insurance). The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fifth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable.
The accounting policies of the segments are the same as those described in Note 1. The Company accounts for intersegment transactions, primarily the allocation of operating and agency costs from Corporate and Other to Property and Casualty, Supplemental, Retirement and Life, on a direct cost basis.

Horace Mann Educators Corporation	Annual Report on Form 10-K 131

NOTE 18 - Segment Information (continued)

Summarized financial information for these segments is as follows:

($ in thousands)	Years Ended December 31,
	2019	2018	2017
Insurance premiums and contract charges earned
Property and Casualty	$683,454	$665,734	$648,263
Supplemental	65,815	N/A	N/A
Retirement	29,083	31,269	28,003
Life	119,602	120,330	118,437
Total	$897,954	$817,333	$794,703

Net investment income
Property and Casualty	$41,740	$40,104	$36,178
Supplemental	7,480	N/A	N/A
Retirement	245,475	262,634	261,994
Life	71,957	74,399	76,195
Corporate and Other	(85)	142	78
Intersegment eliminations	(1,503)	(772)	(815)
Total	$365,064	$376,507	$373,630

Net income (loss)
Property and Casualty	$54,359	$(14,243)	$17,790
Supplemental	17,989	N/A	N/A
Retirement	(4,867)	41,736	88,473
Life	17,574	18,754	77,595
Corporate and Other	99,388	(27,904)	(14,399)
Total	$184,443	$18,343	$169,459

($ in thousands)	December 31,
	2019	2018	2017
Assets
Property and Casualty	$1,327,099	$1,236,362	$1,217,394
Supplemental	747,602	N/A	N/A
Retirement	8,330,127	7,866,969	8,063,912
Life	1,964,993	1,821,351	1,815,732
Corporate and Other	172,955	149,014	143,784
Intersegment eliminations	(64,072)	(41,800)	(42,482)
Total	$12,478,704	$11,031,896	$11,198,340

132 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 18 - Segment Information (continued)

Additional significant financial information for these segments is as follows:

($ in thousands)	Years Ended December 31,
	2019	2018	2017
DAC amortization expense
Property and Casualty	$79,453	$79,073	$76,967
Supplemental	438	N/A	N/A
Retirement	21,446	23,186	17,759
Life	7,844	7,630	7,459
Total	$109,181	$109,889	$102,185

Income tax expense (benefit)
Property and Casualty	$13,954	$(6,622)	$(3,279)
Supplemental	5,105	N/A	N/A
Retirement	33,772	10,000	(19,498)
Life	4,907	4,979	(51,876)
Corporate and Other	(5,732)	(7,163)	(6,119)
Total	$52,006	$1,194	$(80,772)

Horace Mann Educators Corporation	Annual Report on Form 10-K 133

NOTE 19 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

($ in thousands, except per share data)	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2019
Insurance premiums and contract charges earned (1)	$240,392	$239,681	$208,096	$209,785
Insurance premiums written and contract deposits (1)(2)(3)	346,242	371,216	311,691	295,394
Total revenues (1)	331,376	334,418	451,478	313,213
Net income (1)	33,001	25,454	93,822	32,166
Per share information
Basic
Net income (1)	$0.79	$0.61	$2.25	$0.77
Shares of common stock - weighted average (4)	41,814	41,785	41,762	41,610
Diluted
Net income (1)	$0.78	$0.60	$2.24	$0.77
Shares of common stock and equivalent shares - weighted average (4)	42,093	42,030	41,921	41,785

2018
Insurance premiums and contract charges earned	$201,905	$206,820	$205,610	$202,998
Insurance premiums written and contract deposits (2)	311,216	338,097	301,722	284,008
Total revenues	278,535	311,318	306,257	295,489
Net income (loss)	(20,257)	12,528	5,917	20,155
Per share information
Basic
Net income (loss)	$(0.49)	$0.30	$0.14	$0.49
Shares of common stock - weighted average (4)	41,596	41,683	41,600	41,497
Diluted
Net income (loss)	$(0.49)	$0.30	$0.14	$0.48
Shares of common stock and equivalent shares - weighted average (4)	41,911	41,850	41,735	41,653

2017
Insurance premiums and contract charges earned	$204,328	$198,935	$195,718	$195,722
Insurance premiums written and contract deposits (2)	300,416	318,355	311,614	296,732
Total revenues	302,993	289,817	291,436	287,304
Net income	125,329	26,551	2,261	15,318
Per share information
Basic
Net income (5)	$3.03	$0.64	$0.05	$0.37
Shares of common stock - weighted average (4)	41,419	41,433	41,368	41,135
Diluted
Net income (5)	$3.00	$0.64	$0.05	$0.37
Shares of common stock and equivalent shares - weighted average (4)	41,718	41,575	41,493	41,342

(1)	See Note 2 for more information regarding the acquisition of NTA on July 1, 2019.

(2)
This measure is not based on accounting principles generally accepted in the U.S. (non-GAAP). An explanation of this measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

(3)	Excludes the annuity reinsurance agreement accounted for under the deposit method that is discussed in Note 6.

(4)	Rounded to thousands.

(5)	For the three months ended December 31, 2017, net income per basic share of $3.03 and net income per diluted share of $3.00 benefited $2.39 and $2.37, respectively, from TCJA.

134 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 9. I Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (Exchange Act) as of December 31, 2019. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except as noted below, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
On July 1, 2019, the Company completed its acquisition of NTA. The Company is in the process of integrating NTA and the Company's controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Therefore, the Company has elected to exclude NTA from the Company's assessment of internal control over financial reporting as of December 31, 2019.
Concurrent with the NTA acquisition, changes were made to the relevant business processes and the related control activities over purchase accounting in order to monitor and maintain appropriate controls over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The Company's accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company's Audit Committee.
The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that

Horace Mann Educators Corporation	Annual Report on Form 10-K 135

controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the Company's internal control over financial reporting as of December 31, 2019. The standard measures adopted by management in making its evaluation are the measures in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to NTA. The Company acquired all of the equity interests of NTA on July 1, 2019. NTA represented $747.6 million of consolidated total assets and $65.8 million of consolidated total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019.
Based on its assessment, management concluded that the Company's internal control over financial reporting was effective at December 31, 2019, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the Consolidated Financial Statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting which follows this report.
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Horace Mann Educators Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I to IV and VI (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired all of the issued and outstanding shares of NTA Life Enterprises, LLC (NTA) on July 1, 2019. Management excluded NTA from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. NTA represented $747.6 million of consolidated total assets and $65.8 million of consolidated total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of NTA.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in

136 Annual Report on Form 10-K	Horace Mann Educators Corporation

accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ KPMG LLP
KPMG LLP
Chicago, Illinois
February 28, 2020
ITEM 9B. I Other Information
None.
PART III
Horace Mann Educators Corporation's (Company) Proxy Statement will be filed with the SEC no later than April 30, 2020, in preparation for its 2020 Annual Meeting of Shareholders. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, the Company is incorporating by reference, to that Proxy Statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.

Horace Mann Educators Corporation	Annual Report on Form 10-K 137

ITEM 10. I Directors, Executive Officers and Corporate Governance

(a)
The following sections of the Company's Proxy Statement for its 2020 Annual Meeting of Shareholders, are incorporated herein by reference: "Board of Directors and Committees", "Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Corporate Governance".

(b)
The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. In addition, the Board has adopted the code of ethics for its Board members as it applies to each Board member's business conduct on behalf of the Company. The code of ethics is posted on the Company's website, www.horacemann.com, under Investors — Corporate Overview — Governance Documents. In addition, amendments to the code of ethics and any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules will be posted on the Company's website set forth above within four days after such amendment or grant of waiver rather than by filing a Current Report on Form 8-K.

ITEM 11. I Executive Compensation
The "Proposal No. 2 - Advisory Resolution to Approve Named Executive Officers' Compensation" section of the Company's Proxy Statement for its 2020 Annual Meeting of Shareholders, is incorporated herein by reference. It includes "Compensation Discussion and Analysis", and "Compensation Committee Report".
ITEM 12. I Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

(a)	The "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement for its 2020 Annual Meeting of Shareholders, is incorporated herein by reference.

(b)
The "Equity Compensation Plan Information" section of the Company's Proxy Statement for its 2020 Annual Meeting of Shareholders, is incorporated herein by reference. Additional information on share-based equity compensation under the Company's equity compensation plans is available in Part II - Item 8, Note 13 of the Consolidated Financial Statements.

ITEM 13. I Certain Relationships and Related Transactions and Director Independence
The following sections of the Company's Proxy Statement for its 2020 Annual Meeting of Shareholders, are incorporated by reference: "Corporate Governance - Director Independence", and "Corporate Governance - Related Person Transactions".
ITEM 14. I Principal Accountant Fees and Services
Information required for this Item 14 is incorporated herein by reference, to the Company's Proxy Statement for its 2020 Annual Meeting of Shareholders in the section "Proposal No. 3 - Ratification of Independent Registered Public Accounting Firm".

138 Annual Report on Form 10-K	Horace Mann Educators Corporation

PART IV
ITEM 15. I Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company are contained in Part II - Item 8 of this report, Page 70 to Page 134

(a)(2) Financial statement schedules

Schedule I - Summary of Investments Other than Investments in Related Parties, Page 140

Schedule II - Condensed Financial Information of Registrant, Page 141 to Page 144

Schedules III and VI Combined - Supplementary Insurance Information and Supplemental Information Concerning Property and Casualty Insurance Operations, Page 145

Schedule IV - Reinsurance, Page 146

Horace Mann Educators Corporation	Annual Report on Form 10-K 139

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION
 SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2019
 ($ in thousands)

Type of Investments	Cost (1)	Fair Value	Amount Shown in Balance Sheet
Fixed maturity securities
U.S. Government and federally sponsored agency obligations	$906,886	$956,104	$956,104
States, municipalities and political subdivisions	1,545,787	1,686,203	1,686,203
Foreign government bonds	42,801	45,370	45,370
Public utilities	54,519	61,748	61,748
All other corporate bonds	1,388,035	1,495,426	1,495,426
Asset-backed securities	1,068,661	1,079,586	1,079,586
Residential mortgage-backed securities (non-agency)	76,237	75,933	75,933
Commercial mortgage-backed securities	352,164	367,055	367,055
Redeemable preferred stocks	21,890	24,251	24,251

Total fixed maturity securities	5,456,980	5,791,676	5,791,676

Equity securities
Industrial, miscellaneous and all other	13,360	13,360	13,360
Banking & finance and insurance companies	5,706	5,706	5,706
Public utilities	1,052	1,052	1,052
Non-redeemable preferred stocks	60,325	60,325	60,325
Closed-end fund	21,421	21,421	21,421

Total equity securities	101,864	101,864	101,864

Limited partnership interests	383,717	XXX	383,717
Short-term investments	172,667	XXX	172,667
Policy loans	153,541	XXX	153,541
Derivatives	8,657	$13,239	13,239
Mortgage loans	9,771	XXX	9,771
Other	12,758	XXX	12,758

Total investments	$6,299,955	XXX	$6,639,233

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

140 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE II
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS
As of December 31, 2019 and 2018
($ in thousands, except share data)

	December 31,
	2019	2018
ASSETS

Investments and cash	$1,453	$5,255
Investment in subsidiaries	1,901,725	1,473,538
Other assets	62,442	66,138

Total assets	$1,965,620	$1,544,931

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt	$135,000	$—
Long-term debt	248,025	247,740
Other liabilities	15,310	6,641

Total liabilities	398,335	254,381

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2019, 66,088,808; 2018, 65,820,369	66	66
Additional paid-in capital	480,962	475,109
Retained earnings	1,352,539	1,216,582
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains on securities	230,448	96,941
Net funded status of benefit plans	(10,767)	(12,185)
Treasury stock, at cost, 2019, 24,850,484 shares; 2018, 24,850,484 shares	(485,963)	(485,963)

Total shareholders' equity	1,567,285	1,290,550

Total liabilities and shareholders' equity	$1,965,620	$1,544,931

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 141

SCHEDULE II (continued)

HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS
 ($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Revenues
Net investment income	$(135)	$100	$34
Realized investment gains	—	—	—

Total revenues	(135)	100	34

Expenses
Interest expense	14,272	11,892	11,835
Other	12,632	10,898	5,101

Total expenses	26,904	22,790	16,936

Loss before income tax benefit and equity in net earnings of subsidiaries	(27,039)	(22,690)	(16,902)
Income tax benefit	(6,029)	(4,723)	(6,667)
Loss before equity in net earnings of subsidiaries	(21,010)	(17,967)	(10,235)
Equity in net earnings of subsidiaries	205,453	36,310	179,694

Net income	$184,443	$18,343	$169,459

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

142 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE II (continued)

HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net Income	$184,443	$18,343	$169,459
Equity in net income of subsidiaries	(205,453)	(36,310)	(179,694)
Dividends received from subsidiaries	363,250	61,000	56,900
Changes in:
Income taxes	3,369	(4,939)	(7,041)
Operating assets and liabilities	8,310	(1,792)	(260)
Other	686	13,804	9,861

Net cash provided by operating activities	354,605	50,106	49,225

Cash flows from investing activities
Net increase (decrease) in short-term investments	3,336	1,621	(2,338)
Acquisition of businesses	(444,124)	—	—

Net cash provided by (used in) investing activities	(440,788)	1,621	(2,338)

Cash flows from financing activities
Dividends paid to shareholders	(47,333)	(46,689)	(46,114)
Principal borrowings on senior revolving credit facility	135,000	—	—
Acquisition of treasury stock	—	(5,088)	(1,660)
Proceeds from exercise of stock options	1,730	3,627	4,190
Withholding tax payments on RSUs tendered	(3,680)	(3,165)	(3,245)

Net cash provided by (used in) financing activities	85,717	(51,315)	(46,829)

Net increase (decrease) in cash	(466)	412	58
Cash at beginning of period	538	126	68

Cash at end of period	$72	$538	$126

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 143

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 NOTE TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

144 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION
 SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION
SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS
($ in thousands)

Column identification for
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G		H		I		J	K

	Deferred policy acquisition costs	Future policy benefits, claims and claim expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claim adjustment expenses incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claim adjustment expenses	Premiums written
Segment									Current year	Prior years
Year Ended December 31, 2019
Property and Casualty	$28,616	$386,976	$—	$273,998	$—	$683,454	$41,740	$475,563	$483,062	$(7,500)	$79,453	$105,489	$486,547	$683,101
Supplemental	1,967	390,276	xxx	3,218	—	65,815	7,480	24,723	xxx	xxx	438	26,476	xxx	xxx
Retirement	185,294	4,698,461	xxx	734	643,826	29,083	245,475	173,116	xxx	xxx	21,446	90,782	xxx	xxx
Life	60,791	1,201,593	xxx	1,213	3,457	119,602	71,957	124,452	xxx	xxx	7,844	37,820	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(1,588)	N/A	xxx	xxx	N/A	26,434	xxx	xxx

Total	$276,668	$6,677,306	xxx	$279,163	$647,283	$897,954	$365,064	$797,854	xxx	xxx	$109,181	$287,001	xxx	xxx

Year Ended December 31, 2018
Property and Casualty	$30,033	$367,180	$—	$274,351	$—	$665,734	$40,104	$547,659	$547,959	$(300)	$79,073	$101,834	$531,977	$681,583
Retirement	209,232	4,573,170	xxx	704	764,607	31,269	262,634	168,732	xxx	xxx	23,186	57,269	xxx	xxx
Life	59,477	1,167,557	xxx	1,170	3,381	120,330	74,399	127,368	xxx	xxx	7,630	36,314	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(630)	N/A	xxx	xxx	N/A	22,997	xxx	xxx

Total	$298,742	$6,107,907	xxx	$276,225	$767,988	$817,333	$376,507	$843,759	xxx	xxx	$109,889	$218,414	xxx	xxx

Year Ended December 31, 2017
Property and Casualty	$29,191	$319,182	$—	$258,502	$—	$648,263	$36,178	$496,289	$498,989	$(2,700)	$76,967	$96,488	$481,074	$662,760
Retirement	174,661	4,466,039	xxx	705	720,926	28,003	261,994	159,385	xxx	xxx	17,759	49,733	xxx	xxx
Life	53,974	1,136,263	xxx	1,332	3,335	118,437	76,195	125,267	xxx	xxx	7,459	36,550	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(737)	N/A	xxx	xxx	N/A	16,966	xxx	xxx

Total	$257,826	$5,921,484	xxx	$260,539	$724,261	$794,703	$373,630	$780,941	xxx	xxx	$102,185	$199,737	xxx	xxx
N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 145

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION
 REINSURANCE
 ($ in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2019
Life insurance in force	$19,179,823	$4,813,185	$—	$14,366,638	—
Premiums
Property and Casualty	$689,156	$16,457	$10,755	$683,454	1.6%
Supplemental	65,918	104	1	65,815	—
Retirement	35,602	6,519	—	29,083	—
Life	126,934	7,332	—	119,602	—

Total premiums	$917,610	$30,412	$10,756	$897,954	1.2%

Year Ended December 31, 2018
Life insurance in force	$18,277,691	$4,505,208	$—	$13,772,483	—
Premiums
Property and Casualty	$682,478	$21,767	$5,023	$665,734	0.8%
Retirement	31,269	—	—	31,269	—
Life	127,400	7,070	—	120,330	—

Total premiums	$841,147	$28,837	$5,023	$817,333	0.6%

Year Ended December 31, 2017
Life insurance in force	$17,564,270	$4,295,412	$—	$13,268,858	—
Premiums
Property and Casualty	$658,960	$15,337	$4,640	$648,263	0.7%
Retirement	28,003	—	—	28,003	—
Life	125,136	6,699	—	118,437	—

Total premiums	$812,099	$22,036	$4,640	$794,703	0.6%
Note:    Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

146 Annual Report on Form 10-K	Horace Mann Educators Corporation

(a)(3)    The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

(3) Articles of incorporation and bylaws:

3.1
Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the "SEC") on August 14, 2003.

3.2	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4) Instruments defining the rights of security holders, including indentures:

4.1
Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.1(a)	Form of HMEC 4.500% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC's Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.2
Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

4.3	Description of Securities

(10) Material contracts:

10.1
Credit Agreement dated as of June 21, 2019 among HMEC, certain financial institutions named therein and PNC Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated June 24, 2019, filed with the SEC on June 24, 2019.

10.1(a)	First Amendment to Credit Agreement dated as of June 21, 2019 among HMEC, certain financial institutions named therein and PNC Bank, N.A., as administrative agent.

10.2*
Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan ("2002 Incentive Compensation Plan"), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.2(a)*
Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(b)*
Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Horace Mann Educators Corporation	Annual Report on Form 10-K 147

10.2(c)*
Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.2(d)*
Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.2(e)*
Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

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

10.3(f)*
Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan incorporated by reference to Exhibit 10.3(e) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.3(g)*
Specimen Non-employee Director Restricted Stock Units Award Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC's Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

148 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

10.6*
Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

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

10.9*
Form of Severance Agreement between HMEC, Horace Mann Service Corporation ("HMSC") and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.9(a)*
Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.9(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 8, 2017.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC's Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 10, 2019.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC's Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 149

10.13
Purchase Agreement By and Among Ellard Family Holdings, Inc., Brian M. Ellard, The JCE Exempt Trust and Horace Mann Educators Corporation dated as of December 10, 2018, incorporated by reference to Exhibit 10.13 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

10.14	Executive Transition Agreement between HMSC and Wade A. Rugenstein as of December 5, 2018.

(11)	Statement regarding computation of per share earnings.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.1
The following information from Horace Mann Educators Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2019 and 2018 (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (vi) Notes to Consolidated Financial Statements; (vii) Financial Statement Schedules; and (viii) the cover page.

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).
ITEM 16. I Form 10-K Summary
On June 24, 2019, the Company reinsured a $2.9 billion block of in force fixed and variable annuity business with a minimum crediting rate of 4.5%. This represented approximately 50% of the Company’s in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet the Company’s risk management objectives. The annuity reinsurance transaction was effective April 1, 2019.
On July 1, 2019, the Company acquired all the equity interests in NTA pursuant to a Purchase Agreement (Agreement) dated as of December 10, 2018. The purchase price of the transaction was $425.9 million includes $20.9 million representing NTA’s share of "adjusted earnings" (as determined in accordance with the terms of the Agreement) from July 1, 2018 to July 1, 2019.

150 Annual Report on Form 10-K	Horace Mann Educators Corporation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Horace Mann Educators Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION

By:	/s/ Marita Zuraitis	President and Chief Executive Officer	February 28, 2020
Marita Zuraitis

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date indicated.

	Signature	Title	Date

By:	/s/ Marita Zuraitis	President, Chief Executive Officer and Director	February 28, 2020
	Marita Zuraitis	(Principal Executive Officer)

By:	/s/ Bret A. Conklin	Executive Vice President and Chief Financial Officer	February 28, 2020
	Bret A. Conklin	(Principal Financial Officer)

By:	/s/ Kimberly A. Johnson	Senior Vice President and Controller	February 28, 2020
	Kimberly A. Johnson	(Principal Accounting Officer)

By:	/s/ H. Wade Reece	Chairman of the Board of Directors	February 28, 2020
H. Wade Reece

By:	/s/ Mark S. Casady	Director	February 28, 2020
Mark S. Casady

By:	/s/ Daniel A. Domenech	Director	February 28, 2020
Daniel A. Domenech

By:	/s/ Stephen J. Hasenmiller	Director	February 28, 2020
Stephen J. Hasenmiller

By:	/s/ Perry G. Hines	Director	February 28, 2020
Perry G. Hines

By:	/s/ Mark E. Konen	Director	February 28, 2020
Mark E. Konen

By:	/s/ Beverley J. McClure	Director	February 28, 2020
Beverley J. McClure

By:	/s/ Robert Stricker	Director	February 28, 2020
Robert Stricker

By:	/s/ Steven O. Swyers	Director	February 28, 2020
Steven O. Swyers

Horace Mann Educators Corporation	Annual Report on Form 10-K 151