Form 10-Q
period 2020-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2020-05-08
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

As of April 30, 2020, the registrant had 41,291,833 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I: FINANCIAL INFORMATION
Item 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2020, the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders' equity for the three-month period ended March 31, 2020 and 2019, and cash flows for the three-month period ended March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
May 8, 2020

Horace Mann Educators Corporation	1	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2020, $5,653,466; 2019, $5,456,980)	$5,843,183	$5,791,676
Equity securities at fair value	87,033	101,864
Limited partnership interests	389,318	383,717
Short-term and other investments	281,697	361,976
Total investments	6,601,231	6,639,233
Cash	41,247	25,508
Deferred policy acquisition costs	297,815	276,668
Deposit asset on reinsurance	2,356,253	2,346,166
Intangible assets, net	173,531	177,217
Goodwill	49,079	49,079
Other assets	498,798	474,364
Separate Account (variable annuity) assets	1,954,201	2,490,469
Total assets	$11,972,155	$12,478,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and policy reserves	$6,273,640	$6,234,452
Unpaid claims and claim expenses	438,403	442,854
Unearned premiums	266,247	279,163
Total policy liabilities	6,978,290	6,956,469
Other policyholder funds	716,318	647,283
Other liabilities	412,628	384,173
Short-term debt	135,000	135,000
Long-term debt	298,098	298,025
Separate Account (variable annuity) liabilities	1,954,201	2,490,469
Total liabilities	10,494,535	10,911,419
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2020, 66,180,077; 2019, 66,088,808	66	66
Additional paid-in capital	481,917	480,962
Retained earnings	1,357,833	1,352,539
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on fixed maturity securities	136,679	230,448
Net funded status of benefit plans	(10,767)	(10,767)
Treasury stock, at cost, 2020, 24,902,579 shares; 2019, 24,850,484 shares	(488,108)	(485,963)
Total shareholders’ equity	1,477,620	1,567,285
Total liabilities and shareholders’ equity	$11,972,155	$12,478,704

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Insurance premiums and contract charges earned	$236,265	$209,785
Net investment income	82,275	92,800
Net investment gains (losses)	(18,464)	7,417
Other income	7,169	5,874

Total revenues	307,245	315,876

Benefits, losses and expenses
Benefits, claims and settlement expenses	138,660	139,384
Interest credited	51,545	52,922
Operating expenses	60,662	56,175
DAC unlocking and amortization expense	29,975	24,973
Intangible asset amortization expense	3,686	541
Interest expense	4,228	3,303

Total benefits, losses and expenses	288,756	277,298

Income before income taxes	18,489	38,578
Income tax expense	17	6,412

Net income	$18,472	$32,166

Net income per share
Basic	$0.44	$0.77
Diluted	$0.44	$0.77

Weighted average number of shares and equivalent shares
Basic	41,827	41,610
Diluted	42,019	41,785

Net investment gains (losses)
Total other-than-temporary impairment losses on securities	$(3,692)	$(236)
Portion of losses recognized in other comprehensive income (loss)	—	—
Net other-than-temporary impairment losses on securities recognized in earnings	(3,692)	(236)
Sales and other, net	4,557	4,838
Change in fair value - equity securities	(14,486)	3,506
Change in fair value and gains (losses) realized on settlements - derivatives	(4,843)	(691)
Total	$(18,464)	$7,417

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in thousands)

	Three Months Ended March 31,
	2020	2019
Comprehensive income (loss)
Net income	$18,472	$32,166
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	(93,769)	113,898
Change in net funded status of benefit plans	—	—
Other comprehensive income (loss)	(93,769)	113,898
Total	$(75,297)	$146,064

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Common stock, $0.001 par value
Beginning balance	$66	$66
Options exercised	—	—
Conversion of common stock units	—	—
Conversion of restricted stock units	—	—
Ending balance	66	66

Additional paid-in capital
Beginning balance	480,962	475,109
Options exercised and conversion of common stock units and restricted stock units	(178)	(2,104)
Share-based compensation expense	1,133	1,331
Ending balance	481,917	474,336

Retained earnings
Beginning balance	1,352,539	1,216,582
Net income	18,472	32,166
Dividends, 2020, $0.30 per share; 2019, $0.2875 per share	(12,669)	(12,127)
Cumulative effect of change in accounting principle	(509)	—
Ending balance	1,357,833	1,236,621

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	219,681	84,756
Change in net unrealized investment gains (losses) on fixed maturity securities	(93,769)	113,898
Change in net funded status of benefit plans	—	—
Ending balance	125,912	198,654

Treasury stock, at cost
Beginning balance	(485,963)	(485,963)
Acquisition of shares	(2,145)	—
Ending balance	(488,108)	(485,963)
Shareholders' equity at end of period	$1,477,620	$1,423,714

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	5	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$18,472	$32,166
Adjustments to reconcile net income to net cash provided by operating activities
Net investment (gains) losses	18,463	(7,417)
Amortization of premiums and accretion of discounts on fixed maturity securities, net	953	504
Depreciation and intangible asset amortization	5,283	1,357
Share-based compensation expense	1,220	1,472
Changes in:
Accrued investment income	(9,460)	(2,871)
Insurance liabilities	65,676	95,616
Premium receivables	2,189	2,796
Deferred policy acquisitions	(4,400)	(700)
Reinsurance recoverables	272	19,024
Income tax liabilities	1,057	6,539
Other operating assets and liabilities	(15,743)	(17,723)
Other	3,449	(5,960)
Net cash provided by operating activities	87,431	124,803

Cash flows - investing activities
Fixed maturity securities
Purchases	(535,278)	(307,451)
Sales	98,158	59,724
Maturities, paydowns, calls and redemptions	237,939	136,141
Equity securities
Purchases	(4,114)	(3,569)
Sales and repayments	1,457	15,489
Limited partnership interests
Purchases	(14,120)	(8,842)
Sales	2,331	9,858
Change in short-term and other investments, net	73,632	(29,341)
Acquisition of business, net of cash acquired	—	(18,198)
Net cash used in investing activities	(139,995)	(146,189)

Cash flows - financing activities
Dividends paid to shareholders	(12,383)	(11,790)
Acquisition of treasury stock	(2,145)	—
Proceeds from exercise of stock options	480	583
Withholding tax payments on RSUs tendered	(1,280)	(3,311)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	192,655	157,305
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(101,688)	(109,246)
Life policy accounts
Deposits	2,562	2,714
Withdrawals and surrenders	(1,194)	(904)
Change in deposit asset on reinsurance	(13,277)	—
Change in book overdrafts	4,573	(18,590)
Net cash provided by financing activities	68,303	16,761
Net increase (decrease) in cash	15,739	(4,625)
Cash at beginning of period	25,508	11,906
Cash at end of period	$41,247	$7,281

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	6	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020 and 2019

NOTE 1 - Basis of Presentation and Significant Accounting Policies
Business
Horace Mann Educators Corporation is a holding company for insurance subsidiaries that market and underwrite personal lines of property and casualty insurance products (primarily personal lines of automobile and property insurance), supplemental insurance products (primarily heart, cancer, accident and limited short-term supplemental disability coverages), retirement products (primarily tax-qualified annuities) and life insurance, primarily to K-12 teachers, administrators and other employees of public schools and their families (collectively, HMEC, the Company or Horace Mann).
On July 1, 2019, the Company acquired NTA Life Enterprises, LLC (NTA). As a result, the Company’s reporting segments were changed effective in the third quarter of 2019. A newly created Supplemental segment was added to report on the personal lines of supplemental insurance products that are marketed and underwritten by NTA.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.
The accompanying Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Part II - Item 8, Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Consolidation
All intercompany transactions and balances between HMEC and its subsidiaries and affiliates have been eliminated.
Use of Estimates
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

Horace Mann Educators Corporation	7	Quarterly Report on Form 10-Q

NOTE 1 - Basis of Presentation (continued)

The most significant accounting estimates include valuation of hard-to-value fixed maturity securities (including evaluation of other-than-temporary impairments), evaluation of goodwill and intangible assets for impairment, valuation of supplemental, annuity and life deferred policy acquisition costs, valuation of liabilities for property and casualty unpaid claims and claim expenses, valuation of certain investment contracts and policy reserves and valuation of assets acquired and liabilities assumed under purchase accounting.
Adoption of New Accounting Standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost, including reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for a reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance that when deducted from the amortized cost basis of the related financial assets results in a net carrying value at the amount expected to be collected. A reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available for sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings.
The Company’s implementation activities are complete and the impacts related to the Company’s commercial mortgage loan portfolio, agent advances, reinsurance recoverables and off-balance-sheet credit exposures for unfunded commercial mortgage loan commitments. The Company adopted the new guidance on January 1, 2020 and recognized a cumulative effect adjustment that decreased retained earnings by $0.5 million.
Future Adoption of New Accounting Standards
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued accounting and disclosure guidance that contains targeted improvements to the accounting for long-duration insurance contracts. Under the new guidance, the cash flow assumptions used to measure the liability for future policy benefits for traditional insurance contracts will be required to be updated at least annually with changes recognized as a benefit expense (i.e., assumptions will no longer be locked-in). Insurance entities will be required to use a standard discount rate to measure the liabilities that will be equivalent to the yield from a high-quality bond. The new guidance also changes the amortization of deferred acquisition costs (DAC) to be on a constant-level basis over the expected term of the related contracts with no interest accruing on the DAC balance. The new guidance also introduces a new category of contract features associated with deposit type contracts referred to as market risk benefits (MRBs). Contract features meeting the definition of a MRB will be measured at fair value. New disclosures will be required for long-duration insurance contracts in order to provide better transparency into the exposure of insurance entities and the drivers of their results. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those years. With regards to the liability for future policy benefits and DAC, the guidance applies to contracts in force as of the beginning of the earliest period presented and may be applied retrospectively. With regards to MRBs, the guidance is to be applied retrospectively at the beginning of the earliest period presented. Early adoption is permitted. Management is currently evaluating the impact this guidance will have on the results of operations and financial position of the Company.
Accounting Policies
The following accounting policy has been updated to reflect the Company's adoption of Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as described above.
The Company conducts a periodic review to identify and evaluate invested assets that may have credit impairments.

Horace Mann Educators Corporation	8	Quarterly Report on Form 10-Q

NOTE 1 - Basis of Presentation (continued)

Credit Impairments of Fixed Maturities
Some of the factors considered in assessing impairment of fixed maturities due to credit-related factors include: (1) the extent to which the fair value has been less than amortized cost; (2) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices; (3) the likelihood of the recoverability of principal and interest; and (4) whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value.
Beginning on January 1, 2020, credit losses are recognized through an allowance account. See Note 1 - Adoption of New Accounting Standards - Measurement of Credit Losses on Financial Instruments for additional information.
For fixed maturity securities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net investment gains (losses).  The impairment related to all other factors (non-credit factors) is reported in other comprehensive income (OCI). The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted.
For fixed maturity securities where the Company records a credit loss, a determination is made as to the cause of the impairment and whether the Company expects a recovery in the value.  For fixed maturity securities where the Company expects a recovery in value, the constant effective yield method is utilized, and the investment is amortized to par.
For fixed maturity securities the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in net investment gains (losses). The new cost basis of the investment is the previous amortized cost basis less the impairment recognized in net investment gains (losses).  The new cost basis is not adjusted for any subsequent recoveries in fair value.
The Company reports investment income accrued separately from fixed maturity securities, available for sale, and has elected not to measure an allowance for credit losses for investment income accrued. Investment income accrued is written off through net investment gains (losses) at the time the issuer of the fixed maturity security defaults or is expected to default on payments.
Uncollectible available for sale fixed maturity securities are written off when the Company determines that no additional payments of principal or interest will be received.

Horace Mann Educators Corporation	9	Quarterly Report on Form 10-Q

NOTE 2 - Investments

Net Investment Income
The components of net investment income for the following periods were:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Fixed maturity securities	$59,446	$84,316
Equity securities	1,208	1,198
Limited partnership interests	(2,699)	6,451
Short-term and other investments	2,857	3,388
Investment expenses	(2,225)	(2,553)
Net investment income - investment portfolio	58,587	92,800
Investment income - deposit asset on reinsurance	23,688	—
Total net investment income	$82,275	$92,800

Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Fixed maturity securities	$1,102	$201
Equity securities	(14,723)	7,907
Short-term investments and other	(4,843)	(691)
Net investment gains (losses)	$(18,464)	$7,417

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
Net Investment Gains (Losses) by Transaction Type
The following table reconciles net investment gains (losses) pretax by transaction type:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Impairment write-downs	$—	$—
Change in intent write-downs	(3,692)	(236)
Net OTTI losses recognized in earnings	(3,692)	(236)
Sales and other, net	4,557	4,838
Change in fair value - equity securities	(14,486)	3,506
Change in fair value and gains (losses) realized on settlements - derivatives	(4,843)	(691)
Net investment gains (losses)	$(18,464)	$7,417

Horace Mann Educators Corporation	10	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)

Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$676,322	$75,985	$392	$751,915
Other, including U.S. Treasury securities	430,193	38,540	60	468,673
Municipal bonds	1,626,005	151,302	7,376	1,769,931
Foreign government bonds	42,802	1,804	754	43,852
Corporate bonds	1,649,405	77,572	41,204	1,685,773
Other mortgage-backed securities	1,228,739	6,068	111,768	1,123,039
Totals	$5,653,466	$351,271	$161,554	$5,843,183

December 31, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$684,543	$41,263	$1,487	$724,319
Other, including U.S. Treasury securities	436,665	22,824	621	458,868
Municipal bonds	1,545,787	141,996	1,580	1,686,203
Foreign government bonds	42,801	2,569	—	45,370
Corporate bonds	1,464,444	118,775	1,795	1,581,424
Other mortgage-backed securities	1,282,740	20,883	8,131	1,295,492
Totals	$5,456,980	$348,310	$13,614	$5,791,676

(1)
Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $413.3 million and $405.1 million; Federal Home Loan Mortgage Corporation (FHLMC) of $308.4 million and $283.1 million; and Government National Mortgage Association (GNMA) of $151.1 million and $147.4 million as of March 31, 2020 and December 31, 2019, respectively.

Horace Mann Educators Corporation	11	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)

The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position at March 31, 2020 and December 31, 2019, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses at March 31, 2020 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of March 31, 2020, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed maturity securities with unrealized losses before an anticipated recovery in value. Therefore, it was determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of March 31, 2020.

($ in thousands)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$23,168	$302	$1,003	$90	$24,171	$392
Other	15,736	60	—	—	15,736	60
Municipal bonds	191,688	7,376	—	—	191,688	7,376
Foreign government bonds	13,225	754	—	—	13,225	754
Corporate bonds	549,628	39,268	5,761	1,936	555,389	41,204
Other mortgage-backed securities	651,595	71,055	329,304	40,713	980,899	111,768
Total	$1,445,040	$118,815	$336,068	$42,739	$1,781,108	$161,554

Number of positions with a gross unrealized loss	1,080		104		1,184
Fair value as a percentage of total fixed maturity securities fair value	24.7%		5.8%		30.5%

December 31, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$72,422	$1,282	$2,620	$205	$75,042	$1,487
Other	38,341	619	1,527	2	39,868	621
Municipal bonds	91,195	977	9,160	603	100,355	1,580
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	58,198	886	16,622	909	74,820	1,795
Other mortgage-backed securities	218,710	1,970	442,791	6,161	661,501	8,131
Total	$478,866	$5,734	$472,720	$7,880	$951,586	$13,614

Number of positions with a gross unrealized loss	330		137		467
Fair value as a percentage of total fixed maturity securities fair value	8.3%		8.2%		16.5%

Fixed maturity securities with an investment grade rating represented 89.0% of the gross unrealized losses as of March 31, 2020. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Horace Mann Educators Corporation	12	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)

Credit Losses
The following table summarizes the cumulative amounts related to the Company's credit loss component of other-than-temporary impairment (OTTI) losses on fixed maturity securities held as of March 31, 2020 and 2019 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before an anticipated recovery in value, for which the non-credit portions of OTTI losses were recognized in OCI:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Cumulative credit loss (1)
Beginning of period	$1,529	$1,529
New credit losses	185	—
Increases to previously recognized credit losses	—	—
Losses related to securities sold or paid down during the period	—	—
	$1,714	$1,529

(1)
The cumulative credit loss amounts exclude OTTI losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before an anticipated recovery of value.

For the three months ended March 31, 2020, there was no allowance recognized for current expected credit losses with respect to fixed maturity securities classified as available for sale.
Maturities of Fixed Maturity Securities
The following table presents the distribution of the Company’s fixed maturity securities portfolio by estimated expected maturity. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers' utilization of the right to call or prepay obligations with or without call or prepayment penalties. For structured securities, including mortgage-backed securities and other mortgage-backed securities, estimated expected maturities consider broker-dealer survey prepayment assumptions and are verified for consistency with the interest rate and economic environments.

($ in thousands)	Percent of Total Fair Value		March 31, 2020
	March 31, 2020	December 31, 2019	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	4.0%	3.6%	$230,397	$233,386
Due after 1 year through 5 years	26.3%	27.4%	1,535,965	1,572,373
Due after 5 years through 10 years	29.4%	29.6%	1,719,303	1,661,161
Due after 10 years through 20 years	26.5%	26.1%	1,550,562	1,435,920
Due after 20 years	13.8%	13.3%	806,956	750,626
Total	100.0%	100.0%	$5,843,183	$5,653,466

Average option-adjusted duration, in years	6.1	6.0

Horace Mann Educators Corporation	13	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)

Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Fixed maturity securities
Proceeds received	$98,158	$59,724
Gross gains realized	4,779	542
Gross losses realized	(268)	(105)

Equity securities
Proceeds received	$1,457	$15,489
Gross gains realized	319	4,745
Gross losses realized	(556)	(344)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI, before the impact of DAC:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$264,410	$111,712
Change in net unrealized investment gains (losses) on fixed maturity securities	(103,773)	140,012
Reclassification of net investment (gains) losses on securities to net income	(10,761)	(6,405)
End of period	$149,876	$245,319

Limited Partnership Interests
As of March 31, 2020 and December 31, 2019, the carrying value of equity method limited partnership interests totaled $389.3 million and $383.7 million, respectively. Principal factors influencing carrying value appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnership interests when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
Offsetting of Assets and Liabilities
The Company's derivatives (call options) are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached.

Horace Mann Educators Corporation	14	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)

The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2020
Asset derivatives:
Free-standing derivatives	$2,622	$—	$2,622	$1,688	$1,060	$(126)

December 31, 2019
Asset derivatives:
Free-standing derivatives	13,239	—	13,239	7,687	6,640	(1,088)

Deposits
At March 31, 2020 and December 31, 2019, fixed maturity securities with a fair value of $27.0 million and $26.0 million, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at March 31, 2020 and December 31, 2019, fixed maturity securities with a fair value of $679.7 million and $594.2 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $620.0 million at March 31, 2020 and $545.0 million at December 31, 2019. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.
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
Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at each reporting date is included in Part II - Item 8, Note 4 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Horace Mann Educators Corporation	15	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. During the three months ended March 31, 2020 and 2019, there were no transfers between Level 1 and Level 2. At March 31, 2020, Level 3 invested assets comprised 5.9% of the Company’s total investment portfolio at fair value.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2020
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$751,915	$751,915	$—	$728,583	$23,332
Other, including U.S. Treasury securities	468,673	468,673	18,557	450,116	—
Municipal bonds	1,769,931	1,769,931	—	1,665,039	104,892
Foreign government bonds	43,851	43,851	—	43,851	—
Corporate bonds	1,685,773	1,685,773	12,147	1,561,933	111,693
Other mortgage-backed securities	1,123,040	1,123,040	—	1,005,845	117,195
Total fixed maturity securities	5,843,183	5,843,183	30,704	5,455,367	357,112
Equity securities	87,033	87,033	42,106	44,844	83
Short-term investments	100,208	100,208	97,179	3,029	—
Other investments	18,147	18,147	—	18,147	—
Totals	$6,048,571	$6,048,571	$169,989	$5,521,387	$357,195
Separate Account (variable annuity) assets (1)	$1,954,201	$1,954,201	$1,954,201	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$339	$339	$—	$339	$—
Other policyholder funds, embedded derivatives	$87,506	$87,506	$—	$—	$87,506

December 31, 2019
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$724,319	$724,319	$—	$711,004	$13,315
Other, including U.S. Treasury securities	458,868	458,868	17,699	441,169	—
Municipal bonds	1,686,203	1,686,203	—	1,641,912	44,291
Foreign government bonds	45,370	45,370	—	45,370	—
Corporate bonds	1,581,424	1,581,424	14,470	1,463,002	103,952
Other mortgage-backed securities	1,295,492	1,295,492	—	1,161,979	133,513
Total fixed maturity securities	5,791,676	5,791,676	32,169	5,464,436	295,071
Equity securities	101,864	101,864	49,834	51,923	107
Short-term investments	172,667	172,667	172,667	—	—
Other investments	25,997	25,997	—	25,997	—
Totals	$6,092,204	$6,092,204	$254,670	$5,542,356	$295,178
Separate Account (variable annuity) assets (1)	$2,490,469	$2,490,469	$2,490,469	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$1,314	$1,314	$—	$1,314	$—
Other policyholder funds, embedded derivatives	$93,733	$93,733	$—	$—	$93,733

(1)    Separate Account (variable annuity) liabilities are equal to the estimated fair value of the Separate Account (variable annuity) assets.

Horace Mann Educators Corporation	16	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

Changes in Level 3 Fair Value Measurements
The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

($ in thousands)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, January 1, 2020	$44,291	$103,952	$146,828	$295,071	$107	$295,178	$93,733
Transfers into Level 3 (3)	63,751	18,833	22,475	105,059	—	105,059	—
Transfers out of Level 3 (3)	—	(10,022)	(2,947)	(12,969)	—	(12,969)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	(24)	(24)	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(5,042)
Net unrealized investment gains (losses) included in OCI	(3,026)	(5,481)	(24,362)	(32,869)	—	(32,869)	—
Purchases	—	6,875	1,890	8,765	—	8,765	—
Issuances	—	—	—	—	—	—	1,354
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(124)	(2,464)	(3,357)	(5,945)	—	(5,945)	(2,539)
Ending balance, March 31, 2020	$104,892	$111,693	$140,527	$357,112	$83	$357,195	$87,506

Beginning balance, January 1, 2019	$47,531	$80,742	$120,211	$248,484	$5	$248,489	$78,700
Transfers into Level 3 (3)	—	3,074	21,934	25,008	—	25,008	—
Transfers out of Level 3 (3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	4,334
Net unrealized investment gains (losses) included in OCI	344	2,549	(152)	2,741	—	2,741	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	3,018
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(119)	(3,883)	(6,203)	(10,205)	—	(10,205)	(1,423)
Ending balance, March 31, 2019	$47,756	$82,482	$135,790	$266,028	$5	$266,033	$84,629

(1)	Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three months ended March 31, 2020 and 2019 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the three months ended March 31, 2020 and March 31, 2019, the Company had no net losses on Level 3 securities. For the three months ended March 31, 2020, net investment gains of $5.0 million were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three months ended March 31, 2019, the respective net investment losses were $4.3 million.

Horace Mann Educators Corporation	17	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in thousands)
Financial Assets	Fair Value at March 31, 2020	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate (1)
Municipal bonds	$104,892	discounted cash flow	I spread (2)	578 bps
Corporate bonds	111,693	discounted cash flow	N spread (3)	762 bps
		discounted cash flow	T spread (4)	378 bps
		discounted cash flow	I spread (2)	495 bps
		market comparable	EV / TTM EBITDA (x) (5)	5.11x
Other mortgage-backed securities	117,195	discounted cash flow	constant prepayment rate	20.0%
		vendor price	haircut	3.0%
		market comparable	EV / TTM EBITDA (x) (5)	5.11x
		discounted cash flow	N spread (3)	732 bps
		discounted cash flow	PDI interest margin (6)	7.13%
		discounted cash flow	SBL interest margin (7)	4.50%
Government mortgage-backed securities	23,332	vendor price	haircut	3.0%
		discounted cash flow	N spread (3)	109 bps
		discounted cash flow	constant prepayment yield	100 bps
		discounted cash flow	constant default rate	0
Equity securities	83	Black Scholes	equity value	low - $43.27; high - $44.53

Financial Liabilities	Fair Value at March 31, 2020	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate (1)
Derivatives embedded in FIA products	$87,506	discounted cash flow	lapse rate	5.25%
			mortality multiplier (8)	61.00%
			option budget	1.50% - 2.50%
			non-performance adjustment (9)	5.00%

(1)	When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.

(2)	"I spread" is the interpolated weighted average life point on the "on the run" (OTR) point of the curve.

(3)	"N spread" is the interpolated weighted average life point on the swap curve.

(4)	"T spread" is a specific point on the OTR curve.

(5)	This represents the enterprise value (EV) for trailing twelve months (TTM) of EBITDA plus multiplier.

(6)	"PDI" stands for private debt investment.

(7)	"SBL" stands for broadly syndicated loans.

(8)	Mortality multiplier is applied to the Annuity 2000 table.

(9)	Determined as a percentage of a risk-free rate.

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets and liabilities classified as Level 3 are subject to the control processes as described in Part II - Item 8, Note 4 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as those used for fixed maturity securities.

Horace Mann Educators Corporation	18	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

The sensitivity of the estimated fair values to changes in the significant unobservable inputs for fixed maturity and equity securities included in Level 3 include: benchmark yield, liquidity premium, estimated cash flows, prepayment and default speeds, spreads, weighted average life, and credit rating. Significant spread widening in isolation will adversely impact the overall valuation, while significant tightening will lead to substantial valuation increases. Significant increases (decreases) in illiquidity premiums in isolation will result in substantially lower (higher) valuations. Significant increases (decreases) in expected default rates in isolation will result in substantially lower (higher) valuations.
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

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2020
Financial Assets
Investments
Other investments	$163,360	$167,127	$—	$—	$167,127
Deposit asset on reinsurance	2,356,253	2,421,012	—	—	2,421,012
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,708,953	4,618,673	—	—	4,618,673
Investment contract and policy reserves, account values on life contracts	94,784	99,601	—	—	99,601
Other policyholder funds	628,812	628,812	—	570,806	58,006
Short-term debt	135,000	135,000	—	—	135,000
Long-term debt	298,098	313,516	—	313,516	—

December 31, 2019
Financial Assets
Investments
Other investments	$163,312	$167,185	$—	$—	$167,185
Deposit asset on reinsurance	2,346,166	2,634,012	—	—	2,634,012
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,675,774	4,609,880	—	—	4,609,880
Investment contract and policy reserves, account values on life contracts	93,465	98,332	—	—	98,332
Other policyholder funds	553,550	553,550	—	495,812	57,738
Short-term debt	135,000	135,000	—	—	135,000
Long-term debt	298,025	322,678	—	322,678	—

Horace Mann Educators Corporation	19	Quarterly Report on Form 10-Q

NOTE 4 - Derivatives

The Company offers fixed indexed annuity (FIA) products, which are deferred fixed annuities that guarantee the return of principal to the contractholder and credit interest based on a percentage of the gain in a specified market index. The Company also offers indexed universal life (IUL) products which credit interest based on a percentage of the gain in a specified market index. When deposits are received for FIA and IUL contracts, a portion is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to FIA and IUL policyholders. For the Company, substantially all such call options are one-year options purchased to match the funding requirements of the underlying contracts. The call options are carried at fair value with changes in fair value included in Net investment gains (losses) in the Consolidated Statements of Operations.
The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open positions. Call options are not purchased to fund the index liabilities which may arise after the next deposit anniversary date. On the respective anniversary dates of the indexed deposits, the index used to determine the annual index credit is reset and new one-year call options are purchased to fund the next annual index credit. The cost of these purchases is managed through the terms of the FIA and IUL contracts, which permit changes to index return caps, participation rates and/or asset fees, subject to guaranteed minimums on each contract's anniversary date. By adjusting the index return caps, participation rates or asset fees, crediting rates generally can be managed except in cases where the contractual features would prevent further modifications.
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

($ in thousands)	March 31, 2020	December 31, 2019
Assets
Derivatives, included in Short-term and other investments	$2,622	$13,239

Liabilities
FIA - embedded derivatives, included in Other policyholder funds	87,506	93,733
IUL - embedded derivatives, included in Investment contract and policy reserves	339	1,314

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

($ in thousands)	Three Months Ended March 31,
	2020	2019
Change in fair value of derivatives:(1)
Net investment gains (losses)	$(11,000)	$4,054

Change in fair value of embedded derivatives:
Net investment gains (losses)	6,157	(4,745)

(1)	Includes gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

Horace Mann Educators Corporation	20	Quarterly Report on Form 10-Q

NOTE 4 - Derivatives (continued)

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
The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in thousands)	March 31, 2020				December 31, 2019
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value
Bank of America, N.A.	A+	Aa2	$169,100	$1,569	$174,900	$8,523
Barclays Bank PLC	A	A1	132,400	867	115,300	3,347
Citigroup Inc.	BBB+	A3	—	—	—	—
Credit Suisse International	A+	A1	—	—	—	—
Societe Generale	A	A1	18,400	186	27,800	1,369
Total			$319,900	$2,622	$318,000	$13,239

As of March 31, 2020 and December 31, 2019, the Company held $2.7 million and $14.3 million, respectively, of cash and financial instruments received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $0.3 million per counterparty.
NOTE 5 - Deposit Asset on Reinsurance
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
The Company determined that the reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk. Therefore, the Company recognizes the reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance. As amounts are received or paid, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income in the Consolidated Statements of Operations.

Horace Mann Educators Corporation	21	Quarterly Report on Form 10-Q

NOTE 6 - Goodwill and Intangible Assets, net

The Company conducts impairment testing for goodwill at least annually, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. See Part II - Item 8, Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further description of impairment testing.
There were no changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2020. The carrying amount of goodwill by reporting unit as of March 31, 2020 was as follows:

($ in thousands)	March 31, 2020
Property and Casualty	$9,460
Supplemental	19,621
Retirement	10,087
Life	9,911
Total	$49,079

As of March 31, 2020, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of BCG and NTA during 2019. The acquisition of BCG resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $14.1 million and the acquisition of NTA resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $160.4 million. As of March 31, 2020 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in thousands)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	30	$94,419
Value of distribution acquired	17	53,996
Value of agency relationships	14	16,981
Value of customer relationships	10	9,080
Total	23	174,476
Accumulated amortization:
Value of business acquired		(5,545)
Value of distribution acquired		(2,699)
Value of agency relationships		(2,132)
Value of customer relationships		(2,100)
Total		(12,476)
Net intangible assets subject to amortization:		$162,000

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

Horace Mann Educators Corporation	22	Quarterly Report on Form 10-Q

NOTE 6 - Goodwill and Intangible Assets, net (continued)

Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in thousands)
Year Ending December 31,
2020 (excluding the three months ended March 31, 2020)	$10,802
2021	13,411
2022	12,433
2023	11,577
2024	10,805
Thereafter	102,972
Total	$162,000

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
Indefinite-lived intangible assets (not subject to amortization) as of March 31, 2020 were as follows:

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

Horace Mann Educators Corporation	23	Quarterly Report on Form 10-Q

NOTE 7 - Unpaid Claims and Claim Expenses

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

($ in thousands)	Three Months Ended March 31,
	2020	2019
Property and Casualty
Beginning gross reserves (1)	$386,976	$367,180
Less: reinsurance recoverables	120,506	89,725
Net reserves, beginning of period (2)	266,470	277,455
Incurred claims and claim expenses:
Claims occurring in the current period	105,454	118,767
Decrease in estimated reserves for claims occurring in prior periods (3)	(1,000)	(2,000)
Total claims and claim expenses incurred (4)	104,454	116,767
Claims and claim expense payments for claims occurring during:
Current period	43,463	45,714
Prior periods	64,258	67,135
Total claims and claim expense payments	107,721	112,849
Net reserves, end of period (2)	263,203	281,373
Plus: reinsurance recoverables	119,045	78,328
Ending gross reserves (1)	$382,248	$359,701

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Supplemental, Life and Retirement of $56.2 million and $33.8 million as of March 31, 2020 and 2019, respectively, in addition to Property and Casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Supplemental, Life and Retirement of $34.2 million and $22.6 million for the three months ended March 31, 2020 and 2019, respectively, in addition to Property and Casualty amounts.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $1.0 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively. The favorable development for the three months ended March 31, 2020 was the result of favorable loss trends in auto liability loss emergence for accident years 2019 and prior. The favorable development for the three months ended March 31, 2019 was predominately the result of favorable loss trends in auto and homeowners loss emergence for accident years 2018 and prior.

Horace Mann Educators Corporation	24	Quarterly Report on Form 10-Q

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

($ in thousands)	Gross Amount	Ceded to Other Companies (1)	Assumed from Other Companies	Net Amount
Three months ended March 31, 2020
Premiums written and contract deposits (2)	$333,731	$6,310	$1,337	$328,758
Premiums and contract charges earned	243,170	8,377	1,472	236,265
Benefits, claims and settlement expenses	139,532	1,984	1,112	138,660

Three months ended March 31, 2019
Premiums written and contract deposits (2)	$299,093	$5,848	$2,149	$295,394
Premiums and contract charges earned	213,256	5,822	2,351	209,785
Benefits, claims and settlement expenses	142,052	4,292	1,624	139,384

(1)	Excludes the annuity reinsurance agreement accounted for using the deposit method that is discussed in Note 5.

(2)
This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

NOTE 9 - Commitments
Investment Commitments
From time to time, the Company has outstanding commitments to fund investments in limited partnership interests, commercial mortgage loans and bank loans. Such unfunded commitments were $389.9 million and $306.2 million at March 31, 2020 and December 31, 2019, respectively.

Horace Mann Educators Corporation	25	Quarterly Report on Form 10-Q

NOTE 10 - Segment Information

The Company conducts and manages its business through five segments. See Note 1 for a description of the Company's reporting segments that changed effective in the third quarter of 2019. The four operating segments, representing the major lines of insurance business are, Property and Casualty (primarily personal lines automobile and property insurance products), the newly created Supplemental (primarily heart, cancer, accident and limited short-term supplemental disability insurance coverages), Retirement (primarily tax-qualified fixed and variable annuities) and Life (life insurance). The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fifth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable. Summarized financial information for these segments is as follows:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Insurance premiums and contract charges earned
Property and Casualty	$166,474	$170,840
Supplemental	32,990	N/A
Retirement	7,380	8,578
Life	29,421	30,367
Total	$236,265	$209,785

Net investment income
Property and Casualty	$10,293	$10,218
Supplemental	3,520	N/A
Retirement	53,525	64,739
Life	15,558	18,052
Corporate and Other	(54)	(23)
Intersegment eliminations	(567)	(186)
Total	$82,275	$92,800

Net income (loss)
Property and Casualty	$26,570	$15,052
Supplemental	10,537	N/A
Retirement	(947)	12,151
Life	641	3,277
Corporate and Other	(18,329)	1,686
Total	$18,472	$32,166

($ in thousands)	March 31, 2020	December 31, 2019
Assets
Property and Casualty	$1,256,125	$1,327,099
Supplemental	779,077	747,602
Retirement	7,851,447	8,330,127
Life	1,978,346	1,964,993
Corporate and Other	180,866	172,955
Intersegment eliminations	(73,706)	(64,072)
Total	$11,972,155	$12,478,704

N/A - The acquisition of NTA closed on July 1, 2019.

Horace Mann Educators Corporation	26	Quarterly Report on Form 10-Q

NOTE 11 - Accumulated Other Comprehensive Income (Loss)

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

($ in thousands)	Net Unrealized Investment Gains (Losses) on Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)
Beginning balance, January 1, 2020	$230,448	$(10,767)	$219,681
Other comprehensive income (loss) before reclassifications	(104,530)	—	(104,530)
Amounts reclassified from AOCI	10,761	—	10,761
Net current period other comprehensive income (loss)	(93,769)	—	(93,769)
Ending balance, March 31, 2020	$136,679	$(10,767)	$125,912

Beginning balance, January 1, 2019	$96,941	$(12,185)	$84,756
Other comprehensive income (loss) before reclassifications	120,303	—	120,303
Amounts reclassified from AOCI	(6,405)	—	(6,405)
Net current period other comprehensive income (loss)	113,898	—	113,898
Ending balance, March 31, 2019	$210,839	$(12,185)	$198,654
(1)    All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $(13.6) million and $8.1 million, are included in Net investment gains (losses) and the related income tax expenses, $(2.9) million and $1.7 million, are included in Income tax expense in the Consolidated Statements of Operations for the three month periods ended March 31, 2020 and 2019, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 2.
NOTE 12 - Supplemental Disclosure of Consolidated Cash Flow Information

($ in thousands)	Three Months Ended March 31,
	2020	2019
Cash	$40,655	$7,281
Restricted cash	592	—
Total cash and restricted cash shown in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows	$41,247	$7,281

Cash paid (recovered) during the three months for:
Interest	$1,414	$399
Income taxes	(718)	(125)

Non-cash investing activities in respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the three months ended March 31, 2020 and 2019, respectively.

Horace Mann Educators Corporation	27	Quarterly Report on Form 10-Q

ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's First Quarter 2020 Investor Supplement.
Increases or decreases in the MD&A that are not meaningful are marked "N.M.".
Forward-looking Information
Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation (referred to in Part I - Items 2 - 4 and Part II of this report as "we", "our", "us", the "Company", "Horace Mann" or "HMEC) is an insurance holding company. We are not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that our actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in our business. See Part II - Item 1A in this Quarterly Report on Form 10-Q as well as in Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding risks and uncertainties.
Introduction
The purpose of this MD&A is to provide an understanding of our consolidated results of operations and financial condition. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Part I - Item 1 of this report.
HMEC is an insurance holding company and through its subsidiaries, we market and underwrite personal lines of property and casualty insurance, supplemental insurance products, retirement products, including annuities, and life insurance in the United States of America (U.S.). We market our products primarily to K-12 teachers, administrators and other employees of public schools and their families.
The MD&A covers our consolidated financial highlights followed by consolidated results of operations, an outlook for future performance, details about critical accounting estimates, results of operations by segment and investment results.
Coronavirus Disease (COVID-19) Considerations
Beginning in March 2020, the global pandemic associated with the novel coronavirus COVID-19 and related economic conditions began to create unprecedented challenges for our country. We relied on our previously developed Corporate Pandemic Plan to address preparation, prevention and response measures specific to COVID-19 while allowing flexibility to quickly react to evolving circumstances and implement varying actions accordingly. Management continues to evaluate and update our responses as necessary to react to changing circumstances.
Horace Mann is focused on continuing to service policyholders with minimal business disruptions while keeping employees, educator customers and agents safe by leveraging remote work capabilities for employees that allow day-to-day operations to continue smoothly. Steps taken to address and minimize the impacts of COVID-19 include, but are not limited to:

Horace Mann Educators Corporation	28	Quarterly Report on Form 10-Q

Employees:

•	Deploying prevention strategies to reduce the transmission of COVID-19 in the workplace, in accordance with recommended guidance from the CDC.

•	Transitioning employees to work remotely in a phased approach to ensure the capability of our systems and networks to support and sustain increased remote activity.

•	Adhering to social distancing requirements and implementing daily employee health screening questionnaires for essential employees continuing to work in the office locations.

•	Implementing cybersecurity measures including increasing security and network monitoring to proactively identify and prevent potential security threats and vulnerabilities.

•	Identifying and assessing critical third-party vendors and ensuring their ability to continue to perform as anticipated.

•	Preparing a phased return to work strategy based on the guidance of the CDC and scientific experts.
Currently, more than 95% of our work force, including virtually 100% of our claims and customer service staff, is working remotely. The remaining 5% perform critical roles required to be carried out in an office location, such as check coding and processing, mail sorting, building maintenance, and limited management to provide on-site supervision.
Educator Customers:
Horace Mann markets primarily to K-12 teachers, administrators and other employees of public schools and their families and we estimate that 80% of our customer base are educators or other individuals employed by the public school system. In our experience, educators generally remain employed during periods of economic disruption and that remains true in this environment as educators are still teaching, albeit remotely. Steps taken to support our educator customers include:

•	Developing a communication strategy to provide information on how customers could reach Horace Mann or their Horace Mann agent and how they could access policy and account information online.

•	Providing a 15% credit on two months' automobile premium because our customers are driving less.

•	Offering a payment grace period through June on auto, property, supplemental and life insurance payments.

•	Extending personal automobile coverage to those delivering food, medicine and other essential goods.
Agents:
We also are supporting our network of over 750 exclusive agents with steps including:

•	Utilizing our Customer Care Center to provide support to all agents and policyholders.

•	Accelerating planned technology solutions, including video meeting software, enhanced e-signature capabilities and dynamic online appointment setting tools.

•	Offering expanded support as needed to help agents facing COVID-19 related challenges to continue to work efficiently in a virtual environment.
However, growth in new sales has slowed, particularly generated from in-person events at schools. Since March, schools have been forced to indefinitely postpone planned enrollment and other events as they address COVID-19 closing and other challenges. We anticipate sales levels to return to more normal levels in the third quarter of 2020 when the new school year begins. We are exploring additional ways to reach potential

Horace Mann Educators Corporation	29	Quarterly Report on Form 10-Q

customers and are also seeing very early signs that schools are now ready to tackle developing new forums to give their teachers access to the financial solutions we provide.
Personal automobile loss frequency has declined due to temporary changes in policyholder behavior due to COVID-19 ‘shelter in place’ guidelines implemented across the U.S. We do not offer event cancellation, travel, or pandemic-related coverages which would be negatively impacted by the COVID-19 pandemic. Management believes our potential exposure to losses related to life or supplemental insurance is very low.
In addition, over the past several years, Horace Mann proactively de-risked its portfolio in anticipation of a recession and believes it is well positioned for the current dislocation in the markets. Although we have experienced the impacts of market volatility on our fixed maturity security and limited partnership interest valuations in the first quarter of 2020, the investment portfolio is well diversified, is 95.3% investment grade-rated and has an average rating of A+. The annuity reinsurance agreement, entered into in the second quarter of 2019 which reinsured a $2.2 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. We believe our capital and reserves are adequate to address any unusual loss patterns resulting from COVID-19.
Amid rapidly changing dynamics, we are continuing to evaluate all aspects of our operations and making necessary adjustments to manage our business. Ultimately, the extent of the impact will depend on how long it takes for the economy to return to some degree of normality. To date, these steps have been effective and maintained business continuity. Based on assumptions that presume a return to a normal operating environment within six months, capital and liquidity are expected to remain at or near target levels. We believe we are financially strong despite the potential impact of the COVID-19 pandemic and continued to produce solid operating results in the first quarter.
Consolidated Financial Highlights

($ in millions)	Three Months Ended March 31,		2020-2019
	2020	2019	Change %
Total revenues	$307.3	$315.9	-2.7%
Net income	18.5	32.2	-42.5%
Per diluted share:
Net income	0.44	0.77	-42.9%
Net investment gains (losses), after tax	(0.34)	0.14	N.M.
Book value per share	$35.80	$34.60	3.5%
Net income return on equity - last twelve months	11.3%	2.2%
Net income return on equity - annualized	4.9%	9.5%

For the three months ended March 31, 2020, the Company's net income decreased $13.7 million compared to the prior year period primarily due to $15.2 million after-tax of losses on changes in fair value of equity securities as well as derivatives - all due to COVID-19 related market volatility.

Horace Mann Educators Corporation	30	Quarterly Report on Form 10-Q

Consolidated Results of Operations

($ in millions)	Three Months Ended March 31,		2020-2019
	2020	2019	Change %
Insurance premiums and contract charges earned	$236.3	$209.8	12.6%
Net investment income	82.3	92.8	-11.3%
Net investment gains (losses)	(18.5)	7.4	N.M.
Other income	7.2	5.9	22.0%
Total revenues	307.3	315.9	-2.7%

Benefits, claims and settlement expenses	138.7	139.4	-0.5%
Interest credited	51.5	52.9	-2.6%
Operating expenses	60.7	56.2	8.0%
DAC unlocking and amortization expense	30.0	25.0	20.0%
Intangible asset amortization expense	3.7	0.5	N.M.
Interest expense	4.2	3.3	27.3%
Total benefits, losses and expenses	288.8	277.3	4.1%

Income before income taxes	18.5	38.6	-52.1%
Income tax expense	—	6.4	-100.0%
Net income	$18.5	$32.2	-42.5%
Insurance Premiums and Contract Charges Earned
For the three months ended March 31, 2020, insurance premiums and contract charges earned increased $26.5 million. The increase is primarily due to the addition of earned premiums from Supplemental.
Net Investment Income
Excluding accreted net investment income on the deposit asset on reinsurance, net investment income decreased $34.2 million for the three months ended March 31, 2020 due to a $2.1 billion reduction in invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019 as well as lower than expected returns on alternative investments. Investment yields continue to be impacted by the low interest rate environment of recent years. The annualized investment yield on the investment portfolio excluding limited partnership interests* was as follows:

	Three Months Ended March 31,
	2020	2019
Investment yield, excluding limited partnership interests, pretax - annualized*	4.5%	4.8%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.6%	3.9%

During the three months ended March 31, 2020, we continued to identify and purchase investments, including a modest level of alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall conservative investment guidelines.

Horace Mann Educators Corporation	31	Quarterly Report on Form 10-Q

Net Investment Gains (Losses)
For the three months ended March 31, 2020, net investment gains decreased $25.9 million compared to the prior year period. The decrease was primarily due to $15.2 million after-tax of losses on changes in fair value of equity securities as well as derivatives - all due to COVID-19 related market volatility. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended March 31,
	2020	2019
OTTI losses recognized in earnings	$(3.7)	$(0.2)
Sales and other, net	4.5	4.8
Change in fair value - equity securities	(14.5)	3.5
Change in fair value and gains (losses) realized on settlements - derivatives	(4.8)	(0.7)
Net investment gains (losses)	$(18.5)	$7.4

From time to time, we may sell securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to sell an invested asset.
Other Income
For the three months ended March 31, 2020, other income increased $1.3 million, primarily due to the inclusion of Supplemental results in the current quarter.
Benefits, Claims and Settlement Expenses
For the three months ended March 31, 2020, benefits, claims and settlement expenses decreased $0.7 million compared to the prior year period driven primarily by improved automobile loss experience and lower catastrophe losses offset by the addition of benefits, claims and settlement expenses from the Supplemental segment.
Interest Credited
For the three months ended March 31, 2020, interest credited decreased $1.4 million compared to the prior year period primarily driven by a lower level of Federal Home Loan Bank (FHLB) funding agreements. Under the deposit method of accounting, the interest credited on the annuity reinsured block continues to be reported. The average deferred annuity credited rate was 2.5% at March 31, 2020, excluding the reinsured block, and 3.6% at March 31, 2019.
Operating Expenses
For the three months ended March 31, 2020, operating expenses increased $4.5 million, primarily due to the inclusion of $10.1 million of operating expenses from Supplemental operations in the current quarter offset by expense reduction initiatives that began in 2019.
Deferred Acquisition Costs (DAC) Unlocking and Amortization Expense
For the three months ended March 31, 2020, DAC amortization expense increased $5.0 million compared to the prior year period primarily due to $5.6 million of unfavorable DAC unlocking in Retirement due to market performance. For Life, DAC unlocking resulted in an immaterial change to amortization for the three months ended March 31, 2020.
Intangible Asset Amortization Expense
For the three months ended March 31, 2020, intangible asset amortization expense increased $3.2 million primarily due to the acquisition of NTA in 2019.
Interest Expense
For the three months ended March 31, 2020, interest expense increased $0.9 million compared to the prior year period as we utilized our senior revolving credit facility in the third quarter of 2019 to partially fund the acquisition of NTA on July 1, 2019.

Horace Mann Educators Corporation	32	Quarterly Report on Form 10-Q

Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 0.0% and 16.6% for the three months ended March 31, 2020 and 2019, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 7.5 and 4.2 percentage points for the three months ended March 31, 2020 and 2019, respectively.
On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, “the CARES Act”, was signed into legislation. The CARES Act includes tax provisions relevant to businesses, and some of the significant changes include allowance of a five year carryback of net operating losses for 2018-2020 and the suspension of the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020.  The effects of the CARES Act are reflected in our income tax expense calculations as of March 31, 2020. Accounting Standards Codification Topic 740: Income Taxes requires that the impact of the CARES Act be recognized in the period in which the law was enacted.  As a result, total income tax expense for the three months ended March 31, 2020, includes a benefit of $2.8 million to reflect a net operating loss carryback to taxable years for which the corporate rate was 35% as compared to the current corporate rate of 21%.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
At March 31, 2020, our federal income tax returns for years prior to 2014 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2020
The following discussion provides outlook information for our results of operations and capital position.
The impacts of COVID-19 and related economic conditions on our results are highly uncertain and outside our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. In addition, COVID-19 did not begin to affect our financial results until late in the first quarter of 2020. As a result, the impact on results in the first quarter of 2020 is not indicative of the potential impact on results for the remainder of 2020. For additional information on the risks posed by COVID-19, see “Our business may be adversely affected by the recent COVID-19 outbreak” included in “Part II - Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q.
At the time of issuance of this Quarterly Report on Form 10-Q, we continue to estimate that 2020 full year net income excluding realized gains (losses) will be within a range of $2.55 to $2.75 per diluted share based on analysis of COVID-19 scenarios which we believe to be conservative.  Although the overall range is unchanged from the Outlook for 2020 we discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, the potential contribution of our business segments has changed as a result of COVID-19 and related economic conditions. We now expect overall pretax net investment income to be slightly lower than 2019, with increases from a full year of Supplemental net investment income offset by declines in Retirement net investment income and lower returns on limited partnership interests. This projection also reflects an overall effective tax rate of between 17% and 19%.
Net income for Property and Casualty now is anticipated to be in the range of $61 million to $66 million, reflecting conservative estimates of automobile loss frequency because of temporary changes in policyholder driving patterns due to COVID-19. A 10% drop in automobile frequency represents approximately $2 million in pretax earnings per month.  This excludes potential offsets from other factors such as the potential for higher severity. Net written premiums* for 2020 are now expected to be below 2019 levels as new business has slowed due to the pandemic but retention remains stable.  We expect rate increases will continue to average in the low- single digits across the automobile and property books with COVID-19 related premium credits of 15% of two months of automobile premiums weighted to the second half of the year. This outlook includes catastrophe costs of 7.5 points on the full year combined ratio, of which as much as 50% typically occur in the second quarter.
Supplemental is anticipated to generate a pretax profit margin in the mid 20% range and net investment income should begin to benefit from portfolio repositioning. As a result, net income now is anticipated to be

Horace Mann Educators Corporation	33	Quarterly Report on Form 10-Q

between $31 million and $33 million. New sales* are being negatively impacted by school closings due to COVID-19, delaying the growth of this segment.
Retirement net investment income is expected to reflect further spread compression with rates on new investments below the average portfolio earned rate, lower than anticipated returns on limited partnership interests, as well as the impact of lower invested assets as a result of the 2019 annuity reinsurance transaction and use of capital to purchase NTA. Market volatility may continue to impact DAC amortization and asset-based fees.  The impact of lower net investment income is anticipated to be partially offset by a reduced level of operating expenses. As a result, net income for Retirement now is anticipated to be in the range of $22 million to $24 million.
Life now is expected to generate net income between $10 million and $12 million, reflecting a reduced level of net investment income and a return to modeled mortality cost levels.
As described in Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see Forward-looking Information and Part II - Item 1A in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 concerning other important factors that could impact actual results. We believe that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of our consolidated assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. We have discussed with the Audit Committee the quality, not just the acceptability, of our accounting principles as applied in our financial reporting. The discussions generally included such matters as the consistency of our accounting policies and their application, and the clarity and completeness of our consolidated financial statements, which include related disclosures. Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.
We have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

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
Compared to December 31, 2019, at March 31, 2020, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates in that Form 10-K.

Horace Mann Educators Corporation	34	Quarterly Report on Form 10-Q

Results of Operations by Segment
Consolidated financial results primarily reflect the operating results of four operating segments as well as the corporate and other line. These reporting segments are defined based on financial information we use to evaluate performance and to determine the allocation of resources (see Part I - Item I, Note 1 of the Consolidated Financial Statements in this report for a description of changes to our reporting segments).

•	Property and Casualty

•	Supplemental

•	Retirement

•	Life

•	Corporate and Other
The determination of segment data are described in more detail in Part I - Item 1, Note 10 of the Consolidated Financial Statements in this report. The following sections provide analysis and discussion of the results of operations for each of the reporting segments as well as investment results.
Property and Casualty
Net income for three months ended March 31, 2020 improved from the prior year period primarily due to the following factors:

•	5.6 points of improvement in the Property and Casualty loss ratio for the current quarter due to improved loss ratios for both automobile and property

•	1.3 points of improvement in the expense ratio due to actions taken in 2019

•	A one-time income tax benefit of $2.8 million as a result of the CARES Act

Horace Mann Educators Corporation	35	Quarterly Report on Form 10-Q

The following table provides certain financial information for Property and Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2020-2019
	2020	2019	Change %
Financial Data:
Premiums written*:
Automobile	$109.4	$116.8	-6.3%
Property and other	44.2	44.9	-1.6%
Total premiums written	153.6	161.7	-5.0%
Change in unearned insurance premiums	12.9	9.1	41.8%
Total insurance premiums earned	166.5	170.8	-2.5%
Incurred claims and claims expenses:
Claims occurring in the current year	105.4	118.8	-11.3%
Prior years' reserve development	1.0	2.0	-50.0%
Total claims and claim expenses incurred	104.4	116.8	-10.6%
Operating expenses, including DAC amortization	43.2	46.5	-7.1%
Underwriting gain	18.9	7.5	152.0%
Net investment income	10.3	10.2	1.0%
Income before income taxes	29.8	17.8	67.4%
Net income/core earnings*	26.6	15.0	77.3%

Operating Statistics:
Automobile
Loss and loss adjustment expense ratio	65.8%	70.8%	-5.0	pts
Expense ratio	25.9%	27.2%	-1.3	pts
Combined ratio:	91.7%	98.0%	-6.3	pts
Prior years' reserve development	-0.9%	-0.9%	—
Catastrophes	0.2%	0.8%	-0.6	pts
Underlying combined ratio*	92.4%	98.1%	-5.7	pts
Property
Loss and loss adjustment expense ratio	56.5%	62.9%	-6.4	pts
Expense ratio	26.2%	27.6%	-1.4	pts
Combined ratio:	82.7%	90.5%	-7.8	pts
Prior years' reserve development	—%	-1.9%	1.9	pts
Catastrophes	15.8%	18.3%	-2.5	pts
Underlying combined ratio*	66.9%	74.1%	-7.2	pts

Risks in force (in thousands)
Automobile	424	454	-6.6%
Property	192	200	-4.0%
Total	616	654	-5.8%

On a reported basis, the 6.3 points of improvement in the automobile combined ratio during the first quarter of 2020 was mainly attributable to 4.4 points of improvement in the underlying loss ratio reflecting some temporary changes in policyholder behavior due to the COVID-19 pandemic. The reported property combined ratio improved 7.8 points during the first quarter of 2020 due to an improved underlying loss ratio*, lower catastrophes and lower expenses. During the first quarter of 2020, the underlying property loss ratio improved 5.8 points reflecting lower non-catastrophe weather-related and fire losses.

Horace Mann Educators Corporation	36	Quarterly Report on Form 10-Q

Total premiums written* decreased $8.1 million during the first quarter of 2020 which was primarily due to lower automobile risks in force and partially due to a lower level of rate increases being implemented in 2020. For 2020, our full year rate plan anticipates low-single digit average rate increases (including states with no rate actions) for both automobile and property; average approved rate changes during the first three months of 2020 were 1.3% for automobile and 1.9% for property. Growth in sales* has slowed as a result of the COVID-19 pandemic.
Automobile premiums written* during the first quarter of 2020 were $7.4 million lower than a year ago while the average written premium per risk and average earned premium per risk increased 3.3% and 4.5%, respectively. Based on risks in force, the automobile 12 month retention rate for new and renewal risks decreased to 81.3% from 81.5% at March 31, 2020 and 2019, respectively, with the decrease due to recent rate and underwriting actions. The number of educator risks has been stable relative to overall automobile risks as educators represented 85.4%, 85.4% and 85.3% of the automobile risks in force as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.
Property and other premiums written* decreased slightly for the three months ended March 31, 2020. While the number of property risks in force has declined, the average written premium per risk and average earned premium per risk increased 5.5% and 5.6%, respectively, in the first three months of 2020. Based on risks in force, the property 12 month retention rate for new and renewal risks decreased to 87.1% from 87.8% at March 31, 2020 and 2019, respectively. The number of educator risks has been stable relative to overall property risks as educators represented 82.4%, 82.4% and 82.2% of the property risks in force as of March 31, 2020, December 31, 2019, and March 31, 2019, respectively.
We continue to evaluate and implement actions to further mitigate our risk exposure in catastrophe-prone areas of the country. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.
Supplemental
The following table provides certain information for Supplemental for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2020-2019
	2020	2019	Change %
Financial Data:
Insurance premiums and contract deposits*	$32.6	N/A	N/A
Insurance premiums and contract charges earned	33.0	N/A	N/A
Net investment income	3.5	N/A	N/A
Benefits and settlement expenses	10.5	N/A	N/A
Operating expenses (includes DAC unlocking and amortization expense)	10.1	N/A	N/A
Intangible asset amortization expense	3.2	N/A	N/A
Income before income taxes	13.4	N/A	N/A
Net income / core earnings*	10.5	N/A	N/A

Operating Statistics:
Supplemental insurance in force (thousands)	297	N/A	N/A
Benefits ratio (1)	31.8%	N/A	N/A
Operating expense ratio (2)	27.1%	N/A	N/A
Pretax profit margin (2)	36.0%	N/A	N/A
Persistency	89.2%	N/A	N/A
N/A - The acquisition of NTA closed on July 1, 2019.
(1)    Benefits ratio measured to earned premium.
(2)    Operating expense ratio and pretax profit margin measured to total revenues.

Supplemental sales* were $3.7 million during the first quarter of 2020, reflecting significantly lower sales volume in the last several weeks of the quarter due to the COVID-19 pandemic as sales are dependent on in-person events at schools. Persistency remains steady at 89.2%.

Horace Mann Educators Corporation	37	Quarterly Report on Form 10-Q

Supplemental contributed $10.5 million to net income during the first quarter of 2020. The first quarter 2020 results reflected favorable trends in reserves and some short-term benefit from changes in policyholder behavior due to the COVID-19 pandemic. The non-cash impact from amortization of intangible assets recognized in connection with the purchase accounting of NTA reduced pretax net income by $3.2 million.
Retirement
Net income during the first quarter of 2020 decreased $13.1 million compared to the prior year period due to the following factors:

•	unfavorable DAC unlocking in the current quarter from equity market volatility

•
lower level of net investment income in the current quarter reflecting lower invested asset levels resulting from the prior year annuity reinsurance transaction and lower returns on alternative investments

Horace Mann Educators Corporation	38	Quarterly Report on Form 10-Q

The following table provides certain information for Retirement for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2020-2019
	2020	2019	Change %
Financial Data:
Contract charges earned	$7.4	$8.6	-14.0%
Net investment income	53.5	64.7	-17.3%
Interest credited	40.3	41.7	-3.4%
Net interest margin without net investment gains (losses)	14.1	23.0	-38.7%
Net interest margin - reinsured block	(0.9)	—	N.M.
Mortality loss and other reserve charges	1.6	0.6	166.7%
Operating expenses	16.2	18.1	-10.5%
DAC and intangible asset amortization expense, excluding DAC unlocking	5.2	5.4	-3.7%
DAC unlocking	4.0	(2.0)	N.M.
Income (loss) before income taxes	(1.1)	14.6	-107.5%
Net income (loss) / core earnings	(0.9)	12.2	-107.4%
Operating Statistics:
Annuity contract deposits*
Variable	$57.8	$48.8	18.4%
Fixed	59.9	58.5	2.4%
Total	117.7	107.3	9.7%
Single	62.2	55.9	11.3%
Recurring	55.5	51.4	8.0%
Total	117.7	107.3	9.7%
Assets under administration (AUA)
Annuity assets under management (1)	4,026.6	6,972.7	-42.3%
Broker and advisory assets under administration	2,093.9	2,191.9	-4.5%
Recordkeeping assets under administration	1,260.8	1,363.8	-7.6%
Total	7,381.3	10,528.4	-29.9%
Persistency
Variable annuities	94.5%	94.3%	0.2	pts
Fixed annuities	94.0%	94.1%	-0.1	pts
Total	94.1%	94.1%
Annuity contracts in force (thousands)	229	226	1.3%
Fixed spread - YTD annualized (basis points)	151	142	9	bps

(1)	Amount reported as of March 31, 2020 excludes $539.6 million of assets under management held under modified coinsurance reinsurance.

For the three months ended March 31, 2020, annuity contract deposits* increased $10.4 million primarily driven by an increase in single deposits. Variable annuity and fixed annuity deposits increased $9.0 million and $1.4 million, respectively, for the three months ended March 31, 2020 reflecting the value educators see in our Retirement savings vehicles.
At March 31, 2020, annuity assets under management were $2.9 billion below a year ago, driven primarily by the annuity reinsurance transaction. Variable assets under management, excluding amounts held under the modified coinsurance agreement, decreased by $269.9 million primarily due to market performance. The year to date annualized net interest spread on fixed annuities increased 9 basis points due to a lower averaged crediting rate following the annuity reinsurance transaction.

Horace Mann Educators Corporation	39	Quarterly Report on Form 10-Q

We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $595.3 million of the Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.
As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on our existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $2.3 million in year one and $6.9 million in year two, further reducing the annualized net interest spread on fixed annuities by approximately 9 basis points and 24 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
The expectation for future annualized net interest spreads on fixed annuities is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread on fixed annuities, based on DAC as of March 31, 2020 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread on fixed annuities assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.
The annuity reinsurance agreement entered in the second quarter of 2019, which reinsured the $2.2 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	March 31, 2020
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	53.4%	$1,282.0	49.2%	37.1%	$630.6
Equal to 2% but less than 3%	12.0%	287.7	83.2%	14.1%	239.4
Equal to 3% but less than 4%	25.4%	610.6	99.9%	35.9%	610.2
Equal to 4% but less than 5%	7.1%	169.7	100.0%	10.0%	169.7
5% or higher	2.1%	50.6	100.0%	2.9%	50.6
Total	100.0%	$2,400.6	70.8%	100.0%	$1,700.5

We will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31,2019 and other factors in this report.

Horace Mann Educators Corporation	40	Quarterly Report on Form 10-Q

Life
For the three months ended March 31, 2020, net income and core earnings* decreased $2.7 million, reflecting lower net investment income.
For the three months ended March 31, 2020, insurance premiums and contract deposits* decreased $1.6 million, primarily due to a decline in sales* of single premiums. The ordinary life insurance in force lapse ratio was 4.7% for the 12 months ended March 31, 2020 compared to 4.6% for the 12 months ended March 31, 2019.
The following table provides certain information for the Life segment for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2020-2019
	2020	2019	Change %
Financial Data:
Insurance premiums and contract deposits	$24.8	$26.4	-6.1%
Insurance premiums and contract charges earned	29.4	30.4	-3.3%
Net investment income	15.6	18.1	-13.8%
Benefits and settlement expenses	22.2	22.0	0.9%
Interest credited	11.2	11.2	—%
Operating expenses	9.1	9.4	-3.2%
DAC amortization expense, excluding unlocking	1.9	2.0	-5.0%
DAC unlocking	(0.1)	—	N.M.
Income before income taxes	0.7	4.0	-82.5%
Net income / core earnings*	0.6	3.3	-81.8%

Operating Statistics:
Life insurance in force	$19,295	$18,409	4.8%
Number of policies in force (thousands)	201	198	1.5%
Average face amount in force (in dollars)	$96,225	$92,810	3.7%
Lapse ratio (ordinary life insurance in force)	4.7%	4.6%	0.1	pts
Mortality costs	$10.1	$10.5	-3.8%

Horace Mann Educators Corporation	41	Quarterly Report on Form 10-Q

Corporate and Other
The following table provides certain financial information for Corporate and Other for the periods indicated.

($ in millions)	Three Months Ended March 31,		2020-2019
	2020	2019	Change %
Interest expense	$4.0	$3.0	33.3%
Net investment gains (losses) pretax	(18.5)	7.4	N.M.
Tax on net investment gains (losses)	(4.0)	1.6	N.M.
Net investment gains (losses) after tax	(14.5)	5.8	N.M.
Net income (loss)	(18.3)	1.7	N.M.
Core earnings (loss)*	(3.8)	(4.1)	7.3%

For the three months ended March 31, 2020, net income decreased primarily due to $15.2 million after-tax of net investment losses on changes in fair value of equity securities as well as derivatives - all due to COVID-19 related market volatility. Core earnings (loss)* increased slightly compared to the prior year period.
Investment Results

($ in millions)	Three Months Ended March 31,		2020-2019
	2020	2019	Change %
Net investment income - investment portfolio	$58.6	$92.8	-36.9%
Investment income - Deposit asset on reinsurance	23.7	—	N.M.
Total net investment income	82.3	92.8	-11.3%
Pretax net investment gains (losses)	(18.5)	7.4	N.M.
Pretax net unrealized investment gains on fixed maturity securities	189.7	310.5	-38.9%

Excluding accreted investment income on the deposit asset on reinsurance, 2020 net investment income decreased $34.2 million, primarily due to a $2.1 billion reduction of invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019 as well as lower returns on alternative investments.
For the three months ended March 31, 2020, the pretax net investment loss was due to the change in fair value of equity securities as well as options that we use to hedge our FIA and IUL products somewhat offset by gains in the related derivatives embedded in FIA. Pretax net unrealized investment gains on securities were down $145.0 million compared to December 31, 2019, reflecting a decline in the 10-year U.S. Treasury yield of 125 basis points that was more than offset by wider credit spreads for investment grade and high yield securities.

Horace Mann Educators Corporation	42	Quarterly Report on Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	March 31, 2020
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	123	$430.4	$417.4	$13.0
Insurance	43	171.4	163.8	7.6
HealthCare,Pharmacy	67	124.9	119.8	5.1
Energy (1)	72	120.6	124.4	(3.8)
Real Estate	37	114.5	113.7	0.8
Technology	39	88.2	85.8	2.4
Transportation	32	79.4	78.3	1.1
Utilities	51	71.0	65.6	5.4
Food and Beverage	29	64.2	61.2	3.0
Broadcasting & Media	26	56.1	52.7	3.4
All other corporates (2)	298	365.1	366.8	(1.7)
Total corporate bonds	817	1,685.8	1,649.5	36.3
Mortgage-backed securities
U.S. Government and federally sponsored agencies	275	534.5	484.5	50.0
Commercial (3)	132	348.1	328.1	20.0
Other	45	68.2	72.9	(4.7)
Municipal bonds (4)	590	1,769.8	1,625.8	144.0
Government bonds
U.S.	34	468.7	430.2	38.5
Foreign	9	43.9	42.9	1.0
Collateralized loan obligations (5)	119	559.2	614.8	(55.6)
Asset-backed securities	109	365.0	404.8	(39.8)
Total fixed maturity securities	2,130	$5,843.2	$5,653.5	$189.7

Equity securities
Non-redeemable preferred stocks	14	$52.3
Common stocks	98	14.8
Closed-end fund	1	19.9
Total equity securities	113	$87.0

Total	2,243	$5,930.2

(1)	At March 31, 2020, the fair value amount included $8.8 million which were non-investment grade.

(2)
The All other corporates category contains 19 additional industry sectors. Telecom, Retail, Consumer Products, Metal & Mining and Misc. represented $206.2 million of fair value at March 31, 2020, with the remaining 14 sectors each representing less than $30.0 million.

(3)	At March 31, 2020, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, 51.6% are tax-exempt and 77.5% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at March 31, 2020.

(5)
Based on fair value, 95.3% of the collateralized loan obligation securities were rated investment grade by Standard and Poor's Global Inc. (S&P), Moody's Investors Service, Inc. (Moody's) and/or Fitch Ratings, Inc. (Fitch) at March 31, 2020.

Horace Mann Educators Corporation	43	Quarterly Report on Form 10-Q

At March 31, 2020, our diversified fixed maturity securities portfolio consisted of 3,342 investment positions, issued by 2,130 entities, and totaled approximately $5.8 billion in fair value. This portfolio was 95.3% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.4% of invested assets for A or BBB rated securities, and 0.2% of invested assets for non-investment grade securities.
Fixed Maturity Securities - COVID-19 Related Impacts
In late 2016, we determined the economy was approaching later stages of the credit cycle and began to upgrade portfolio quality. Over the past three years, recessionary expectations were extended due to the fiscal stimulus, which lengthened the credit cycle. In 2019, management determined that it had achieved its investment initiatives and the portfolio was well positioned for any dislocation in the markets.
That proactive effort to improve portfolio quality resulted in a significant reduction in BBB-rated corporate credit, high yield and below-investment-grade structured securities. During this same period, purchases focused on government agency and agency mortgage-backed securities and high quality corporate bonds and municipal securities. Today, that proactive flight to quality has the investment portfolio in all insurance subsidiaries well positioned for market disruptions with ample liquidity.
Further, we believe the investment portfolio is well positioned to withstand an extended period of elevated investment market volatility, and has relatively modest exposure to asset sectors that it expects to be most impacted by the public health response to COVID-19. While we expect other segments of the economy to be disrupted, we believe these effects will be most acute in these sectors. Exposure to these sectors totals 6.9% of the investment portfolio, and as of March 31, 2020, informed by extensive stress testing and portfolio review, management continues to hold the following securities in the sectors that have experienced more pronounced price dislocation due to their perceived exposure to COVID-19 related impacts:

($ in millions)	March 31, 2020
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Investment Gains (Losses)	Credit Quality
Fixed maturity securities (1)
Travel and leisure	46	$79.2	$82.5	$(3.3)	BBB
Energy-related	77	137.3	134.4	2.9	BBB+
Retail	21	54.0	54.2	(0.2)	A-
Aircraft	55	150.5	183.4	(32.9)	A
Total fixed maturity securities	199	$421.0	$454.5	$(33.5)	A-

(1)
Below investment grade securities included in this population account for $34.5 million of amortized cost, $26.6 million of market value, and $7.9 million of net unrealized investment losses.  There are 83 issuers with an average rating of BB-.  The majority of these securities are concentrated in the energy sector.

Horace Mann Educators Corporation	44	Quarterly Report on Form 10-Q

Rating of Fixed Maturity Securities and Equity Securities (1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. At March 31, 2020, 94.8% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio
	Fair Value		March 31, 2020
	December 31, 2019	March 31, 2020	Fair Value	Amortized Cost
Fixed maturity securities
AAA	11.5%	11.6%	$676.4	$695.2
AA (2)	42.7	43.3	2,531.2	2,343.4
A	23.3	21.8	1,276.5	1,239.2
BBB	18.9	18.6	1,084.2	1,084.9
BB	1.7	1.8	104.8	110.8
B	0.4	0.9	49.7	55.0
CCC or lower	—	—	1.4	2.3
Not rated (3)	1.5	2.0	119.0	122.7
Total fixed maturity securities	100.0%	100.0%	$5,843.2	$5,653.5
Equity securities
AAA	—	—	—
AA	—	—	—
A	—	—	—
BBB	59.3%	60.1%	$52.3
BB	—	—	—
B	—	—	—
CCC or lower	—	—	—
Not rated	40.7	39.9	34.7
Total equity securities	100.0%	100.0%	$87.0

Total			$5,930.2

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At March 31, 2020, the AA rated fair value amount included $468.2 million of U.S. Government and federally sponsored agency securities and $736.4 million of mortgage-backed and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P, Moody's or Fitch.

At March 31, 2020, the fixed maturity securities portfolio had $161.6 million of pretax gross unrealized investment losses on $1,781.1 million of fair value related to 1,184 positions. Of the investment positions with gross unrealized losses, there were 100 trading below 80.0% of the carrying value at March 31, 2020.
We view the unrealized investment losses of all our fixed maturity securities at March 31, 2020 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment (OTTI).
Liquidity and Financial Resources
Off-Balance Sheet Arrangements
At March 31, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we engaged in such relationships.

Horace Mann Educators Corporation	45	Quarterly Report on Form 10-Q

Investments
Information regarding our investment portfolio, which is comprised primarily of investment grade fixed maturity securities, is presented in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as Part I - Item 2 - Investments Results in this report.
Cash Flow
Our short-term liquidity requirements, within a 12 month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet our operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth, pay dividends to shareholders and repurchase shares of our common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity policy claims and benefits, as well as retirement of debt. The following table summarizes our consolidated cash flows activity for the periods indicated.

($ in millions)	Three Months Ended March 31,		2020-2019
	2020	2019	Change %
Net cash provided by operating activities	$87.4	$124.8	-30.0%
Net cash used in investing activities	(140.0)	(146.2)	4.2%
Net cash provided by financing activities	68.3	16.8	N.M.
Net increase (decrease) in cash	15.7	(4.6)	N.M.
Cash at beginning of period	25.5	11.9	114.3%
Cash at end of period	$41.2	$7.3	N.M.
Operating Activities
As a holding company, we conduct our principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. Our insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries.
For the three months ended March 31, 2020, net cash provided by operating activities decreased $37.4 million, primarily due to lower net investment income as a result of a $2.1 billion reduction of invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019.
Investing Activities
Our insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, we, from time to time, will sell fixed maturity securities prior to maturity, and reinvest the proceeds into other investments with different interest rates, maturities or credit characteristics. Accordingly, we have classified the entire fixed maturity securities portfolio as available for sale.
Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, changes in the deposit asset on reinsurance, issuances and repurchases of our common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.

Horace Mann Educators Corporation	46	Quarterly Report on Form 10-Q

Horace Mann Life Insurance Company (HMLIC) and NTA (both subsidiaries of HMEC) operate under funding agreements with FHLB. During the first quarter of 2020, HMLIC and NTA collectively received $75.0 million from FHLB under funding agreements and in the first quarter of 2019, HMLIC received $50.0 million from FHLB under a funding agreement. Receipt of these funds are reported in Annuity Contracts: Variable, Fixed and FHLB Funding Agreements, Deposits in the Consolidated Statements of Cash Flows. Advances to HMLIC and NTA from FHLB under funding agreements totaled $570.0 million as of March 31, 2020. For the three months ended March 31, 2020, cash inflows from annuity contract deposits (excluding the $75.0 million received from FHLB in the current quarter and the $50.0 million received from FHLB in the prior year quarter) increased $10.4 million, or 9.7%, compared to the prior year period. Cash outflows from annuity contract benefits, withdrawals and net transfers to Separate Account (variable annuity) assets decreased $7.6 million, or 6.9%, compared to the prior year period.
Capital Resources
We have determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners. Historically, our insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to us through dividends. We have then utilized these dividends and our access to the capital markets to fund growth initiatives, service and retire debt, pay dividends to our shareholders, repurchase shares of our common stock and for other corporate purposes. If necessary, we also have other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2020 from all of our insurance subsidiaries without prior regulatory approval is $105.3 million, excluding the impact and timing of prior year dividends, of which $46.0 million was paid during the three months ended March 31, 2020. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
Total capital was $1,910.7 million at March 31, 2020, including $433.1 million of short-term and long-term debt. Total debt represented 22.7% of total capital including net unrealized investment gains on fixed maturity securities (24.4% excluding net unrealized investment gains on fixed maturity securities*) at March 31, 2020, which was below our long-term target of 25%.
Shareholders' equity was $1,477.6 million at March 31, 2020, including net unrealized investment gains on fixed maturity securities in our investment portfolio of $136.7 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. The market value of our common stock and the market value per share were $1,510.3 million and $36.59, respectively, at March 31, 2020. Book value per share was $35.80 at March 31, 2020 ($32.49 excluding net unrealized investment gains on fixed maturity securities*).
Additional information regarding net unrealized investment gains on fixed maturity securities in our investment portfolio at March 31, 2020 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this report.
Total shareholder dividends paid were $12.4 million for the three months ended March 31, 2020. In March 2020, the Board of Directors (Board) approved an increase in the regular quarterly dividend to $0.30 per share.
For the three months ended March 31, 2020, we repurchased 52,095 shares of our common stock at an average price per share of $41.17 under our share repurchase program, which is further described in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, $20.6 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	47	Quarterly Report on Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Effective Interest Rates	Final Maturity
			March 31, 2020	December 31, 2019
Short-term debt
Bank Credit Facility	Variable	2024	$135.0	$135.0
Long-term debt (1)
4.50% Senior Notes, Aggregate principal amount of $250,000 less unaccrued discount of $411 and $426 and unamortized debt issuance costs of $1,491 and $1,549	4.50%	2025	248.1	248.0
Federal Home Loan Bank borrowing	1.99%	2022	50.0	50.0
Total			$433.1	$433.0
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

As of March 31, 2020, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. The Senior Notes are traded in the open market (HMN 4.50).
As of March 31, 2020, we had $50.0 million of borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowings. For the total $50.0 million received, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrue at an annual weighted average rate of 1.48% as of March 31, 2020. The $50.0 million of FHLB borrowings is reported as Long-term debt in the Consolidated Balance Sheets.
As of March 31, 2020, we had $135.0 million of short-term debt outstanding under our Bank Credit Facility. On June 21, 2019, we, as borrower, replaced our current line of credit with a new five-year Credit Agreement (Bank Credit Facility). The new Bank Credit Facility increased the amount available on this senior revolving credit facility to $225.0 million from $150.0 million. PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A. served as joint leads on the new agreement, with The Northern Trust Company, U.S. Bank National Association, KeyBank National Association, Comerica Bank and Illinois National Bank participating in the syndicate. Terms and conditions of the new Bank Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points.
On July 1, 2019, we utilized the senior revolving credit facility to partially fund the acquisition of NTA. As of March 31, 2020, the amount outstanding on the senior revolving credit facility was $135.0 million. The $90.0 million unused portion of the Bank Credit Facility is available for use and subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2020.
To provide additional capital management flexibility, we filed a "universal shelf" registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on March 13, 2018. The registration statement, which registered the offer and sale from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 13, 2018. Unless withdrawn by us earlier, this registration statement will remain effective through March 13, 2021. No securities associated with the registration statement have been issued at the time of issuance of this Quarterly Report on Form 10-Q.
On March 13, 2018, we filed a "shelf" registration statement on Form S-4 with the SEC which became effective on May 2, 2018. Under this registration statement, we may from time to time offer and issue up to 5,000,000 shares of our common stock in connection with future acquisitions of other businesses, assets or securities. Unless withdrawn by us, this registration statement will remain effective indefinitely. No securities associated with the registration statement have been issued at the time of issuance of this Quarterly Report on Form 10-Q.

Horace Mann Educators Corporation	48	Quarterly Report on Form 10-Q

COVID-19 Liquidity and Capital Resources Considerations
The various impacts of the COVID-19 pandemic on the U.S. economy, our operations and our investment portfolio have been material. Nonetheless we believe that the liquidity available to our holding company and its operating subsidiaries remains adequate and we do not foresee a need to suspend ordinary dividends or seek additional sources of capital at this time. Our current forecast assumes a return to a normal operating environment within six months, and as such, capital and liquidity are expected to remain at or near target levels during that period.
Financial Ratings
Our principal insurance subsidiaries are rated by S&P, Moody's, A.M. Best Company, Inc. (A.M. Best) and Fitch. These rating agencies have also assigned ratings to our Senior Notes. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, our access to sources of capital, cost of capital, and competitive position. These ratings are not a recommendation to buy or hold any of our securities.
All four agencies currently have assigned the same insurance financial strength ratings to our Property and Casualty and Life insurance subsidiaries. Only A.M Best currently rates our Supplemental segment's subsidiaries. Assigned ratings as of April 30, 2020 were as follows:

Insurance Financial
	Strength Ratings (Outlook)		Debt Ratings (Outlook)
S&P	A	(stable)	BBB	(stable)
Moody’s	A2	(stable)	Baa2	(stable)
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)
HMEC's Life	A	(stable)	N.A.
HMEC's Property and Casualty subsidiaries	A	(stable)	N.A.
HMEC's Supplemental subsidiaries	A-	(stable)	N.A.
Fitch	A	(stable)	BBB	(stable)
Reinsurance Programs
Information regarding the reinsurance programs for our Property and Casualty, Supplemental and Life segments is located in Part II - Item 8, Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
Effective April 1, 2019, we reinsured a block of approximately $2.9 billion of individual annuity policy liabilities to AA- S&P rated RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Incorporated (RGA). The block includes $2.2 billion of fixed annuities reinsured under coinsurance and $0.7 billion of variable annuities reinsured under modified coinsurance. RGA's financial obligations for the general account liabilities of the reinsured annuity contracts are secured by its assets placed in a comfort trust for our sole use and benefit. Upon RGA's material breach of the reinsurance agreement, deterioration of its risk-based capital ratio to a certain level, or certain other events, we may recapture the reinsured business.
ITEM 3. I Quantitative and Qualitative Disclosures about Market Risk
Market value risk, our primary market risk exposure, is the risk that our invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on our assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of an investment, (3) an unfavorable change in the financial prospects of the issuer of an investment, or (4) a downgrade in the credit rating of the issuer of an investment. Also see Consolidated Results of Operations in Part I - Item 2 of this report regarding net investment gains (losses).

Horace Mann Educators Corporation	49	Quarterly Report on Form 10-Q

Significant changes in interest rates expose us to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on our investments and the credited interest rates on our insurance and investment contract liabilities. Also see Consolidated Results of Operations in Part I - Item 2 of this report regarding interest credited to policyholders.
We seek to manage our market value risk by coordinating the projected cash inflows of assets with the projected cash outflows of liabilities. For all of our assets and liabilities, we seek to maintain reasonable durations, consistent with the maximization of income without sacrificing investment quality, while providing for liquidity and diversification. The investment risk associated with variable annuity deposits and the underlying mutual funds is assumed by those contractholders, and not by us. Certain fees that we earn from variable annuity deposits are based on the market value of the funds deposited.
More detailed descriptions of our exposure to market value risks and the management of those risks is contained in Part II - Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of March 31, 2020. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
Except as noted below, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 1, 2019, we completed our acquisition of NTA. We are in the process of integrating NTA and our controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Therefore, we have elected to exclude NTA from our assessment of internal control over financial reporting as of March 31, 2020.
Concurrent with the NTA acquisition, changes were made to the relevant business processes and the related control activities over purchase accounting in order to monitor and maintain appropriate controls over financial reporting.

Horace Mann Educators Corporation	50	Quarterly Report on Form 10-Q

PART II: OTHER INFORMATION
ITEM 1A. I Risk Factors
At the time of issuance of this Quarterly Report on Form 10-Q, we believe there are no material changes from the risk factors as previously disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. However, the following risk factor has emerged as a result of events that occurred subsequent to year end.
Our business may be adversely affected by the recent COVID-19 outbreak.
The global pandemic caused by the novel coronavirus (COVID-19) was initially reported in December and has developed into a worldwide crisis over the subsequent months, causing significant human suffering and widespread economic damage. By early 2020, COVID-19 spread across the world and efforts to contain the disease intensified. The affects of the outbreak on the U.S. economy, our customers, our agents, our employees, our investments and our communities, as well as any preventative or protective actions that we, our employees and agency force, our third-party service providers and suppliers, or governments may take to mitigate the impact of COVID-19 could have an adverse effect on our ability to conduct business and on our financial condition and results of operations. Impacts to our business could be widespread and material impacts may result, including but not limited to, the following:

•	employees contracting COVID-19;

•	reductions in our operating effectiveness as our employees work from home;

•	sustained lack of access to schools and teachers that could materially impact our sales and premium volumes;

•	unprecedented volatility in financial markets that could materially affect our investment portfolio valuations and returns as well as our ability to generate targeted spreads on the indexed products;

•	regulatory mandates and/or legislative changes, including premium grace periods and premium credits;

•	changes in frequency and/or severity of claims;

•	increased credit risk;

•	business disruption for insurance agents who market and sell our insurance products; and

•	business disruptions to third parties at which we outsource certain business functions to or on which we rely for technology.
Any resulting impact on our business, financial condition, and results of operations due to the foregoing cannot be reasonably estimated at this time, although the results may be felt for a significant period of time. The full extent to which COVID-19 could affect the global economy, the financial markets and our business, its financial condition and its results of operations will depend on future developments and factors that cannot be predicted.

Horace Mann Educators Corporation	51	Quarterly Report on Form 10-Q

ITEM 2. I Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On September 30, 2015, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million of our common stock, par value $0.001 (Program). The Program authorizes the repurchase of our common stock in open market or privately negotiated transactions, from time to time, depending on market conditions. The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended March 31, 2020, we repurchased shares of our common stock under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs
January 1 - 31	—	—	—	$22.8 million
February 1 - 29	52,095	$41.17	52,095	$20.6 million
March 1 - 30	—	—	—	$20.6 million
Total	52,095	$41.17	52,095	$20.6 million
ITEM 5. I Other Information
We are not aware of any information required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2020 which has not been filed with the SEC.
ITEM 6. I Exhibits
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

Horace Mann Educators Corporation	52	Quarterly Report on Form 10-Q

4.1(a)	Form of HMEC 4.500% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.2
Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

4.3	Description of Securities, incorporated by reference to Exhibit 4.3 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

(10) Material contracts:

10.1
Credit Agreement dated as of June 21, 2019 among HMEC, certain financial institutions named therein and PNC Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated June 24, 2019, filed with the SEC on June 24, 2019.

10.1(a)
First Amendment to Credit Agreement dated as of June 21, 2019 among HMEC, certain financial institutions named therein and PNC Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

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

Horace Mann Educators Corporation	53	Quarterly Report on Form 10-Q

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

Horace Mann Educators Corporation	54	Quarterly Report on Form 10-Q

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants.

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

10.14
Executive Transition Agreement between HMSC and Wade A. Rugenstein as of December 5, 2018, incorporated by reference to Exhibit 10.14 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

(11) Statement regarding computation of per share earnings.

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	55	Quarterly Report on Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 8, 2020	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 8, 2020	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	May 8, 2020	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	56	Quarterly Report on Form 10-Q