Form 10-Q
period 2020-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2020-08-07
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

As of July 31, 2020, the registrant had 41,344,546 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I: FINANCIAL INFORMATION
Item 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2020, the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders' equity for the three-month and six-month periods ended June 30, 2020 and 2019, and cash flows for the six-month period ended June 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
August 7, 2020

Horace Mann Educators Corporation	1	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2020, $5,604,405; 2019, $5,456,980)	$6,021,983	$5,791,676
Equity securities at fair value	90,338	101,864
Limited partnership interests	392,192	383,717
Short-term and other investments	376,297	361,976
Total investments	6,880,810	6,639,233
Cash	82,390	25,508
Deferred policy acquisition costs	257,129	276,668
Deposit asset on reinsurance	2,373,267	2,346,166
Intangible assets, net	169,845	177,217
Goodwill	49,079	49,079
Other assets	442,284	474,364
Separate Account (variable annuity) assets	2,316,900	2,490,469
Total assets	$12,571,704	$12,478,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and policy reserves	$6,320,577	$6,234,452
Unpaid claims and claim expenses	444,558	442,854
Unearned premiums	266,406	279,163
Total policy liabilities	7,031,541	6,956,469
Other policyholder funds	741,859	647,283
Other liabilities	404,421	384,173
Short-term debt	135,000	135,000
Long-term debt	302,172	298,025
Separate Account (variable annuity) liabilities	2,316,900	2,490,469
Total liabilities	10,931,893	10,911,419
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2020, 66,218,003; 2019, 66,088,808	66	66
Additional paid-in capital	483,754	480,962
Retained earnings	1,375,737	1,352,539
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on fixed maturity securities	279,129	230,448
Net funded status of benefit plans	(10,767)	(10,767)
Treasury stock, at cost, 2020, 24,902,579 shares; 2019, 24,850,484 shares	(488,108)	(485,963)
Total shareholders’ equity	1,639,811	1,567,285
Total liabilities and shareholders’ equity	$12,571,704	$12,478,704

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Insurance premiums and contract charges earned	$225,431	$208,096	$461,696	$417,881
Net investment income	80,410	93,458	162,685	186,258
Net investment gains (losses)	3,162	146,333	(15,302)	153,750
Other income	5,926	6,223	13,095	12,097

Total revenues	314,929	454,110	622,174	769,986

Benefits, losses and expenses
Benefits, claims and settlement expenses	143,010	152,692	281,670	292,076
Interest credited	50,674	53,594	102,219	106,516
Operating expenses	55,775	57,343	116,437	113,518
DAC unlocking and amortization expense	20,426	31,648	50,401	56,621
Intangible asset amortization expense	3,686	541	7,372	1,082
Interest expense	3,941	3,312	8,169	6,615
Other expense - goodwill impairment	—	28,025	—	28,025

Total benefits, losses and expenses	277,512	327,155	566,268	604,453

Income before income taxes	37,417	126,955	55,906	165,533
Income tax expense	6,839	33,133	6,856	39,545

Net income	$30,578	$93,822	$49,050	$125,988

Net income per share
Basic	$0.73	$2.25	$1.17	$3.02
Diluted	$0.73	$2.24	$1.17	$3.01

Weighted average number of shares and equivalent shares
Basic	41,879	41,762	41,856	41,685
Diluted	41,996	41,921	42,008	41,851

Net investment gains (losses)
Total other-than-temporary impairment losses on securities	$(523)	$(34)	$(4,215)	$(271)
Portion of losses recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary impairment losses on securities recognized in earnings	(523)	(34)	(4,215)	(271)
Sales and other, net	352	142,067	4,909	146,905
Change in fair value - equity securities	6,600	3,441	(7,886)	6,948
Change in fair value and gains (losses) realized on settlements - derivatives	(3,267)	859	(8,110)	168
Total	$3,162	$146,333	$(15,302)	$153,750

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive income (loss)
Net income	$30,578	$93,822	$49,050	$125,988
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	142,450	(7,762)	48,681	106,136
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive income (loss)	142,450	(7,762)	48,681	106,136
Total	$173,028	$86,060	$97,731	$232,124

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock, $0.001 par value
Beginning balance	$66	$66	$66	$66
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	66	66	66	66

Additional paid-in capital
Beginning balance	481,917	474,336	480,962	475,109
Options exercised and conversion of common stock units and restricted stock units	447	344	268	(1,761)
Share-based compensation expense	1,390	1,673	2,524	3,005
Ending balance	483,754	476,353	483,754	476,353

Retained earnings
Beginning balance	1,357,833	1,236,621	1,352,539	1,216,582
Net income	30,578	93,822	49,050	125,988
Dividends, 2020, $0.30, $0.60 per share; 2019, $0.2875, $0.5750 per share	(12,674)	(12,114)	(25,343)	(24,241)
Cumulative effect of change in accounting principle	—	—	(509)	—
Ending balance	1,375,737	1,318,329	1,375,737	1,318,329

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	125,912	198,654	219,681	84,756
Change in net unrealized investment gains (losses) on fixed maturity securities	142,450	(7,762)	48,681	106,136
Change in net funded status of benefit plans	—	—	—	—
Ending balance	268,362	190,892	268,362	190,892

Treasury stock, at cost
Beginning balance	(488,108)	(485,963)	(485,963)	(485,963)
Acquisition of shares	—	—	(2,145)	—
Ending balance	(488,108)	(485,963)	(488,108)	(485,963)
Shareholders' equity at end of period	$1,639,811	$1,499,677	$1,639,811	$1,499,677

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	5	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows - operating activities
Net income	$49,050	$125,988
Adjustments to reconcile net income to net cash provided by operating activities
Net investment (gains) losses	15,302	(153,750)
Amortization of premiums and accretion of discounts on fixed maturity securities, net	2,837	(348)
Depreciation and intangible asset amortization	11,655	4,433
Share-based compensation expense	2,786	3,451
Other expense - goodwill impairment	—	28,025
Changes in:
Accrued investment income	(568)	20,277
Insurance liabilities	38,416	(51,018)
Premium receivables	2,063	3,541
Deferred policy acquisitions	1,507	3,766
Reinsurance recoverables	(2,860)	20,718
Income tax liabilities	7,215	39,466
Other operating assets and liabilities	16,683	61,029
Other	21,503	(7,742)
Net cash provided by operating activities	165,589	97,836
Cash flows - investing activities
Fixed maturity securities
Purchases	(818,151)	(644,104)
Sales	294,162	501,739
Maturities, paydowns, calls and redemptions	372,412	342,998
Equity securities
Purchases	(11,752)	(5,282)
Sales and repayments	12,059	17,122
Limited partnership interests
Purchases	(30,310)	(29,357)
Sales	5,666	15,029
Change in short-term and other investments, net	(19,058)	(156,748)
Acquisition of business, net of cash acquired	—	(18,198)
Net cash provided by (used in) investing activities	(194,972)	23,199
Cash flows - financing activities
Dividends paid to shareholders	(24,777)	(23,630)
FHLB borrowings	4,000	—
Acquisition of treasury stock	(2,145)	—
Proceeds from exercise of stock options	899	722
Withholding tax payments on RSUs tendered	(1,517)	(3,366)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	325,019	266,310
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(196,972)	(214,243)
Life policy accounts
Deposits	4,580	4,638
Withdrawals and surrenders	(2,126)	(1,733)
Change in deposit asset on reinsurance	(19,894)	(134,682)
Change in book overdrafts	(802)	(19,341)
Net cash provided by (used in) financing activities	86,265	(125,325)
Net increase (decrease) in cash	56,882	(4,290)
Cash at beginning of period	25,508	11,906
Cash at end of period	$82,390	$7,616

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	6	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020 and 2019

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)

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
Adoption of New Accounting Standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board (FASB) issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost, including reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for a reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance that when deducted from the amortized cost basis of the related financial assets results in a net carrying value at the amount expected to be collected. A reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available for sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings.
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

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)

Credit Impairments of Fixed Maturity Securities
Some of the factors considered in assessing impairment of fixed maturity securities due to credit-related factors include: (1) the extent to which the fair value has been less than amortized cost; (2) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices; (3) the likelihood of the recoverability of principal and interest; and (4) whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value.
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
Subsequent Event
PG&E Corporation and Pacific Gas and Electric Company (together, PG&E) emerged from bankruptcy on July 1, 2020, the date the Debtors' and Shareholder Proponents' Joint Chapter 11 Plan of Reorganization Dated June 19, 2020 (the Plan) became effective. In accordance with the terms of the Plan, PG&E funded a trust from which the Company and other subrogation claimants will receive payments related to the 2018 California Camp Fire in the third quarter of 2020. The Company expects to recognize in the third quarter of 2020 a subrogation benefit related to these claims of approximately $4.8 million pretax, net of expenses and amounts that would inure to the benefit of the Company's reinsurers, and the return of $3.5 million pretax of reinsurance reinstatement premiums for a total of $8.3 million.

Horace Mann Educators Corporation	9	Quarterly Report on Form 10-Q

NOTE 2 - Investments

Net Investment Income
The components of net investment income for the following periods were:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturity securities	$58,861	$83,561	$118,307	$167,877
Equity securities	1,182	1,392	2,390	2,590
Limited partnership interests	(3,485)	9,449	(6,184)	15,900
Short-term and other investments	2,784	(21,451)	5,641	(18,063)
Investment expenses	(2,886)	(2,688)	(5,111)	(5,241)
Net investment income - investment portfolio	56,456	70,263	115,043	163,063
Investment income - deposit asset on reinsurance	23,954	23,195	47,642	23,195
Total net investment income	$80,410	$93,458	$162,685	$186,258

Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturity securities	$(642)	$141,548	$460	$141,749
Equity securities	7,071	3,926	(7,652)	11,833
Short-term investments and other	(3,267)	859	(8,110)	168
Net investment gains (losses)	$3,162	$146,333	$(15,302)	$153,750

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
Net Investment Gains (Losses) by Transaction Type
The following table reconciles net investment gains (losses) pretax by transaction type:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Credit impairment write-downs	$—	$—	$—	$—
Change in intent write-downs	(523)	(34)	(4,215)	(271)
Net other-than-temporary impairment losses on securities recognized in earnings	(523)	(34)	(4,215)	(271)
Sales and other, net	352	142,067	4,909	146,905
Change in fair value - equity securities	6,600	3,441	(7,886)	6,948
Change in fair value and gains (losses) realized on settlements - derivatives	(3,267)	859	(8,110)	168
Net investment gains (losses)	$3,162	$146,333	$(15,302)	$153,750

Horace Mann Educators Corporation	10	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)

Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$635,342	$83,843	$211	$718,974
Other, including U.S. Treasury securities	333,428	41,453	—	374,881
Municipal bonds	1,633,297	174,211	1,958	1,805,550
Foreign government bonds	39,643	3,907	—	43,550
Corporate bonds	1,705,963	169,498	13,021	1,862,440
Other asset-backed securities	1,256,732	16,978	57,122	1,216,588
Totals	$5,604,405	$489,890	$72,312	$6,021,983

December 31, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$684,543	$41,263	$1,487	$724,319
Other, including U.S. Treasury securities	436,665	22,824	621	458,868
Municipal bonds	1,545,787	141,996	1,580	1,686,203
Foreign government bonds	42,801	2,569	—	45,370
Corporate bonds	1,464,444	118,775	1,795	1,581,424
Other asset-backed securities	1,282,740	20,883	8,131	1,295,492
Totals	$5,456,980	$348,310	$13,614	$5,791,676

(1)
Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $392.6 million and $405.1 million; Federal Home Loan Mortgage Corporation (FHLMC) of $312.9 million and $283.1 million; and Government National Mortgage Association (GNMA) of $145.6 million and $147.4 million as of June 30, 2020 and December 31, 2019, respectively.

Horace Mann Educators Corporation	11	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)

The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position at June 30, 2020 and December 31, 2019, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses at June 30, 2020 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of June 30, 2020, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed maturity securities with unrealized losses before an anticipated recovery in value. Therefore, it was determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of June 30, 2020.

($ in thousands)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$8,344	$130	$933	$81	$9,277	$211
Other	37	—	—	—	37	—
Municipal bonds	81,279	1,958	—	—	81,279	1,958
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	209,868	12,127	6,060	894	215,928	13,021
Other asset-backed securities	448,358	38,339	387,453	18,783	835,811	57,122
Total	$747,886	$52,554	$394,446	$19,758	$1,142,332	$72,312

Number of positions with a gross unrealized loss	594		109		703
Fair value as a percentage of total fixed maturity securities at fair value	12.4%		6.6%		19.0%

December 31, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$72,422	$1,282	$2,620	$205	$75,042	$1,487
Other	38,341	619	1,527	2	39,868	621
Municipal bonds	91,195	977	9,160	603	100,355	1,580
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	58,198	886	16,622	909	74,820	1,795
Other asset-backed securities	218,710	1,970	442,791	6,161	661,501	8,131
Total	$478,866	$5,734	$472,720	$7,880	$951,586	$13,614

Number of positions with a gross unrealized loss	330		137		467
Fair value as a percentage of total fixed maturity securities at fair value	8.3%		8.2%		16.5%

Fixed maturity securities with an investment grade rating represented 84.5% of the gross unrealized losses as of June 30, 2020. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Horace Mann Educators Corporation	12	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)

Credit Losses
The following table summarizes the cumulative amounts related to the Company's credit loss component of other-than-temporary impairment (OTTI) losses on fixed maturity securities held as of June 30, 2020 and 2019 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before an anticipated recovery in value, for which the non-credit portions of OTTI losses were recognized in OCI:

($ in thousands)	Six Months Ended June 30,
	2020	2019
Cumulative credit loss (1)
Beginning of period	$1,529	$1,529
New credit losses	184	—
Increases to previously recognized credit losses	—	—
Losses related to securities sold or paid down during the period	(103)	—
	$1,610	$1,529

(1)
The cumulative credit loss amounts exclude OTTI losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before an anticipated recovery of value.

For the three and six months ended June 30, 2020, there was no allowance recognized for current expected credit losses with respect to fixed maturity securities classified as available for sale.
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

($ in thousands)	Percent of Total Fair Value		June 30, 2020
	June 30, 2020	December 31, 2019	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	4.0%	3.6%	$240,942	$240,701
Due after 1 year through 5 years	27.9%	27.4%	1,680,037	1,650,193
Due after 5 years through 10 years	30.1%	29.6%	1,814,204	1,680,118
Due after 10 years through 20 years	24.7%	26.1%	1,487,294	1,314,841
Due after 20 years	13.3%	13.3%	799,506	718,552
Total	100.0%	100.0%	$6,021,983	$5,604,405

Average option-adjusted duration, in years	6.2	6.0

Horace Mann Educators Corporation	13	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)

Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Fixed maturity securities
Proceeds received	$196,004	$442,015	$294,162	$501,739
Gross gains realized	5,506	147,774	10,285	148,316
Gross losses realized	(5,625)	(5,976)	(5,893)	(6,081)

Equity securities
Proceeds received	$10,602	$1,633	$12,059	$17,122
Gross gains realized	1,721	389	2,040	5,134
Gross losses realized	(1,249)	(166)	(1,805)	(510)

(1)
Gross gains realized presented above include a $135.3 million realized investment gain associated with a transfer of investments to a reinsurer as consideration paid during the second quarter of 2019 in connection with the reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Note 5 for further information.

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in accumulated other comprehensive income (AOCI), before the impact of DAC:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$149,876	$245,319	$264,410	$111,712
Change in net unrealized investment gains (losses) on fixed maturity securities	174,932	100,693	71,159	240,705
Reclassification of net investment (gains) losses on securities to net income	5,079	(114,925)	(5,682)	(121,330)
End of period	$329,887	$231,087	$329,887	$231,087

Limited Partnership Interests
As of June 30, 2020 and December 31, 2019, the carrying value of equity method limited partnership interests totaled $392.2 million and $383.7 million, respectively. Principal factors influencing carrying value appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnership interests when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
Offsetting of Assets and Liabilities
The Company's derivatives are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached.

Horace Mann Educators Corporation	14	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)

The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2020
Asset derivatives:
Free-standing derivatives	$7,276	$—	$7,276	$4,340	$2,600	$336

December 31, 2019
Asset derivatives:
Free-standing derivatives	13,239	—	13,239	7,687	6,640	(1,088)

Deposits
At June 30, 2020 and December 31, 2019, fixed maturity securities with a fair value of $26.9 million and $26.0 million, respectively, were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business. In addition, at June 30, 2020 and December 31, 2019, fixed maturity securities with a fair value of $701.9 million and $594.2 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $644.5 million at June 30, 2020 and $545.0 million at December 31, 2019. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.
NOTE 3 - Fair Value of Financial Instruments
The Company is required to disclose estimated fair values for certain financial and nonfinancial assets and liabilities. Fair values of the Company’s insurance contracts other than annuity contracts (which are investment contracts) are not required to be disclosed. However, the estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts.
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

NOTE 3 - Fair Value of Financial Instruments (continued)

Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. During the six months ended June 30, 2020 and 2019, there were no transfers between Level 1 and Level 2. At June 30, 2020, Level 3 invested assets comprised 6.3% of the Company’s total investment portfolio at fair value.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2020
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$718,974	$718,974	$—	$694,513	$24,461
Other, including U.S. Treasury securities	374,881	374,881	18,520	356,361	—
Municipal bonds	1,805,550	1,805,550	—	1,732,379	73,171
Foreign government bonds	43,550	43,550	—	43,550	—
Corporate bonds	1,862,440	1,862,440	12,773	1,723,375	126,292
Other asset-backed securities	1,216,588	1,216,588	—	1,040,903	175,685
Total fixed maturity securities	6,021,983	6,021,983	31,293	5,591,081	399,609
Equity securities	90,338	90,338	35,269	54,954	115
Short-term investments	182,670	182,670	179,651	3,019	—
Other investments	23,604	23,604	—	23,604	—
Totals	$6,318,595	$6,318,595	$246,213	$5,672,658	$399,724
Separate Account (variable annuity) assets (1)	$2,316,900	$2,316,900	$2,316,900	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$1,113	$1,113	$—	$1,113	$—
Other policyholder funds, embedded derivatives	$93,619	$93,619	$—	$—	$93,619

December 31, 2019
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$724,319	$724,319	$—	$711,004	$13,315
Other, including U.S. Treasury securities	458,868	458,868	17,699	441,169	—
Municipal bonds	1,686,203	1,686,203	—	1,641,912	44,291
Foreign government bonds	45,370	45,370	—	45,370	—
Corporate bonds	1,581,424	1,581,424	14,470	1,463,002	103,952
Other asset-backed securities	1,295,492	1,295,492	—	1,161,979	133,513
Total fixed maturity securities	5,791,676	5,791,676	32,169	5,464,436	295,071
Equity securities	101,864	101,864	49,834	51,923	107
Short-term investments	172,667	172,667	172,667	—	—
Other investments	25,997	25,997	—	25,997	—
Totals	$6,092,204	$6,092,204	$254,670	$5,542,356	$295,178
Separate Account (variable annuity) assets (1)	$2,490,469	$2,490,469	$2,490,469	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$1,314	$1,314	$—	$1,314	$—
Other policyholder funds, embedded derivatives	$93,733	$93,733	$—	$—	$93,733

(1)    Separate Account (variable annuity) liabilities are equal to the estimated fair value of the Separate Account (variable annuity) assets.

Horace Mann Educators Corporation	16	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

Changes in Level 3 Fair Value Measurements
The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

($ in thousands)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, April 1, 2020	$104,892	$111,693	$140,527	$357,112	$83	$357,195	$87,506
Transfers into Level 3 (3)	10,726	13,970	64,239	88,935	—	88,935	—
Transfers out of Level 3 (3)	(45,917)	(4,166)	(3,438)	(53,521)	—	(53,521)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	32	32	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	5,966
Net unrealized investment gains (losses) included in OCI	3,838	5,308	3,261	12,407	—	12,407	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	2,513
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(368)	(513)	(4,443)	(5,324)	—	(5,324)	(2,366)
Ending balance, June 30, 2020	$73,171	$126,292	$200,146	$399,609	$115	$399,724	$93,619

Beginning balance, January 1, 2020	$44,291	$103,952	$146,828	$295,071	$107	$295,178	$93,733
Transfers into Level 3 (3)	74,477	32,803	86,714	193,994	—	193,994	—
Transfers out of Level 3 (3)	(45,917)	(14,188)	(6,385)	(66,490)	—	(66,490)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	8	8	—
Net realized (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	924
Net unrealized investment gains (losses) included in OCI	812	(173)	(21,101)	(20,462)	—	(20,462)	—
Purchases	—	6,875	1,890	8,765	—	8,765	—
Issuances	—	—	—	—	—	—	3,867
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(492)	(2,977)	(7,800)	(11,269)	—	(11,269)	(4,905)
Ending balance, June 30, 2020	$73,171	$126,292	$200,146	$399,609	$115	$399,724	$93,619

(1)	Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.

(2)	Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.

(3)
Transfers into and out of Level 3 during the three and six months ended June 30, 2020 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

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

(3)
Transfers into and out of Level 3 during the three and six months ended June 30, 2019 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and transfers out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the six months ended June 30, 2020 and June 30, 2019, the Company had no net losses on Level 3 securities. For the three and six months ended June 30, 2020, net investment losses of $6.0 million and $0.9 million were included in earnings that were attributable to the changes in the fair value of Level 3 liabilities (embedded derivatives) still held; for the three and six months ended June 30, 2019, the respective net investment losses were $0.4 million and $4.7 million.

Horace Mann Educators Corporation	18	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in thousands)
Financial Assets	Fair Value at June 30, 2020	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate (1)
Municipal bonds	$73,171	discounted cash flow	I spread (2)	578 bps
Corporate bonds	126,292	discounted cash flow	N spread (3)	762 bps
		discounted cash flow	T spread (4)	378 bps
		discounted cash flow	I spread (2)	495 bps
		market comparable	EV / TTM EBITDA (x) (5)	5.11x
Other asset-backed securities	175,685	discounted cash flow	constant prepayment rate	20.0%
		vendor price	haircut	3.0%
		market comparable	EV / TTM EBITDA (x) (5)	5.11x
		discounted cash flow	N spread (3)	732 bps
		discounted cash flow	PDI interest margin (6)	7.13%
		discounted cash flow	SBL interest margin (7)	4.50%
Government mortgage-backed securities	24,461	vendor price	haircut	3.0%
		discounted cash flow	N spread (3)	109 bps
		discounted cash flow	constant prepayment yield	100 bps
		discounted cash flow	constant default rate	0
Equity securities	115	Black Scholes	equity value	low - $43.27; high - $44.53

($ in thousands)
Financial Liabilities	Fair Value at June 30, 2020	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate (1)
Derivatives embedded in fixed indexed annuity products	$93,619	discounted cash flow	lapse rate	5.25%
			mortality multiplier (8)	61.00%
			option budget	1.00% - 2.50%
			non-performance adjustment (9)	5.00%

(1)	When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.

(2)	"I spread" is the interpolated weighted average life point on the "on the run" (OTR) point of the curve.

(3)	"N spread" is the interpolated weighted average life point on the swap curve.

(4)	"T spread" is a specific point on the OTR curve.

(5)	This represents the enterprise value (EV) for trailing twelve months (TTM) of EBITDA plus multiplier.

(6)	"PDI" stands for private debt investment.

(7)	"SBL" stands for broadly syndicated loans.

(8)	Mortality multiplier is applied to the Annuity 2000 table.

(9)	Determined as a percentage of a risk-free rate.

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

Horace Mann Educators Corporation	19	Quarterly Report on Form 10-Q

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
Financial Instruments Not Carried at Fair Value; Disclosure Required
The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. These financial assets and financial liabilities are further described in Part II - Item 8, Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The following table presents the carrying value, fair value and fair value hierarchy of these financial assets and financial liabilities.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2020
Financial Assets
Investments
Other investments	$168,541	$172,364	$—	$—	$172,364
Deposit asset on reinsurance	2,373,267	2,846,176	—	—	2,846,176
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,742,272	4,651,533	—	—	4,651,533
Investment contract and policy reserves, account values on life contracts	95,885	100,673	—	—	100,673
Other policyholder funds	648,240	648,240	—	590,693	57,547
Short-term debt	135,000	135,000	—	—	135,000
Long-term debt	302,172	332,385	—	332,385	—

December 31, 2019
Financial Assets
Investments
Other investments	$163,312	$167,185	$—	$—	$167,185
Deposit asset on reinsurance	2,346,166	2,634,012	—	—	2,634,012
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,675,774	4,609,880	—	—	4,609,880
Investment contract and policy reserves, account values on life contracts	93,465	98,332	—	—	98,332
Other policyholder funds	553,550	553,550	—	495,812	57,738
Short-term debt	135,000	135,000	—	—	135,000
Long-term debt	298,025	322,678	—	322,678	—

Horace Mann Educators Corporation	20	Quarterly Report on Form 10-Q

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

($ in thousands)	June 30, 2020	December 31, 2019
Assets
Derivatives, included in Short-term and other investments	$7,276	$13,239

Liabilities
FIA - embedded derivatives, included in Other policyholder funds	93,619	93,733
IUL - embedded derivatives, included in Investment contract and policy reserves	1,113	1,314

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in fair value of derivatives: (1)
Net investment gains (losses)	$3,210	$1,375	$(7,790)	$5,429

Change in fair value of embedded derivatives:
Net investment gains (losses)	(6,477)	(516)	(320)	(5,261)

(1)	Includes gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

Horace Mann Educators Corporation	21	Quarterly Report on Form 10-Q

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
The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in thousands)	June 30, 2020				December 31, 2019
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value
Bank of America, N.A.	A+	Aa2	$185,100	$5,090	$174,900	$8,523
Barclays Bank PLC	A	A1	108,500	1,747	115,300	3,347
Citigroup Inc.	BBB+	A3	—	—	—	—
Credit Suisse International	A+	A1	—	—	—	—
Societe Generale	A	A1	18,400	439	27,800	1,369
Total			$312,000	$7,276	$318,000	$13,239

As of June 30, 2020 and December 31, 2019, the Company held $6.9 million and $14.3 million, respectively, of cash and financial instruments received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $0.3 million per counterparty.
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
There were no changes in the carrying amount of goodwill by reporting unit for the three and six months ended June 30, 2020. The carrying amount of goodwill by reporting unit as of June 30, 2020 was as follows:

($ in thousands)	June 30, 2020
Property and Casualty	$9,460
Supplemental	19,621
Retirement	10,087
Life	9,911
Total	$49,079

As of June 30, 2020, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of BCG and NTA during 2019. The acquisition of Benefit Consultants Group, Inc. (BCG) resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $14.1 million and the acquisition of NTA resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $160.4 million. As of June 30, 2020 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in thousands)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	30	$94,419
Value of distribution acquired	17	53,996
Value of agency relationships	14	16,981
Value of customer relationships	10	9,080
Total	23	174,476
Accumulated amortization:
Value of business acquired		(7,393)
Value of distribution acquired		(3,527)
Value of agency relationships		(2,774)
Value of customer relationships		(2,468)
Total		(16,162)
Net intangible assets subject to amortization:		$158,314

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

Horace Mann Educators Corporation	23	Quarterly Report on Form 10-Q

NOTE 6 - Goodwill and Intangible Assets, net (continued)

Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in thousands)
Year Ending December 31,
2020 (excluding the six months ended June 30, 2020)	$7,116
2021	13,411
2022	12,433
2023	11,577
2024	10,805
Thereafter	102,972
Total	$158,314

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
Indefinite-lived intangible assets (not subject to amortization) as of June 30, 2020 were as follows:

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

Horace Mann Educators Corporation	24	Quarterly Report on Form 10-Q

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Property and Casualty
Beginning gross reserves (1)	$382,248	$359,701	$386,976	$367,180
Less: reinsurance recoverables	119,045	78,328	120,506	89,725
Net reserves, beginning of period (2)	263,203	281,373	266,470	277,455
Incurred claims and claim expenses:
Claims occurring in the current period	109,167	134,411	214,621	253,178
Decrease in estimated reserves for claims occurring in prior periods (3)	(1,000)	(2,000)	(2,000)	(4,000)
Total claims and claim expenses incurred (4)	108,167	132,411	212,621	249,178
Claims and claim expense payments for claims occurring during:
Current period	61,420	83,755	104,883	129,469
Prior periods	37,542	39,512	101,800	106,647
Total claims and claim expense payments	98,962	123,267	206,683	236,116
Net reserves, end of period (2)	272,408	290,517	272,408	290,517
Plus: reinsurance recoverables	116,083	77,345	116,083	77,345
Ending gross reserves (1)	$388,491	$367,862	$388,491	$367,862

(1)
Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Supplemental, Life and Retirement of $56.1 million and $30.5 million as of June 30, 2020 and 2019, respectively, in addition to Property and Casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)
Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(4)
Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Supplemental, Life and Retirement of $34.8 million and $69.1 million for the three and six months ended June 30, 2020, respectively, in addition to Property and Casualty amounts. Benefits, claims and settlement expenses for Life and Retirement were $20.3 million and $42.9 million for the three and six months ended June 30, 2019, respectively.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $2.0 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively. The favorable development for the six months ended June 30, 2020 was the result of favorable loss trends in auto and homeowners loss emergence for accident years 2019 and prior. The favorable development for the six months ended June 30, 2019 was the result of favorable loss trends in auto and homeowners loss emergence for accident years 2018 and prior.

Horace Mann Educators Corporation	25	Quarterly Report on Form 10-Q

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

($ in thousands)	Gross Amount	Ceded to Other Companies (1)	Assumed from Other Companies	Net Amount
Three months ended June 30, 2020
Premiums written and contract deposits (2)	$332,379	$6,379	$3,169	$329,169
Premiums and contract charges earned	230,635	8,307	3,103	225,431
Benefits, claims and settlement expenses	143,285	2,407	2,132	143,010

Three months ended June 30, 2019
Premiums written and contract deposits (2)	$314,897	$6,028	$2,822	$311,691
Premiums and contract charges earned	213,415	8,155	2,836	208,096
Benefits, claims and settlement expenses	153,436	2,797	2,053	152,692

Six months ended June 30, 2020
Premiums written and contract deposits (2)	$666,110	$12,689	$4,506	$657,927
Premiums and contract charges earned	473,805	16,684	4,575	461,696
Benefits, claims and settlement expenses	282,817	4,391	3,244	281,670

Six months ended June 30, 2019
Premiums written and contract deposits (2)	$613,990	$11,876	$4,971	$607,085
Premiums and contract charges earned	426,671	13,977	5,187	417,881
Benefits, claims and settlement expenses	295,488	7,089	3,677	292,076

(1)	Excludes the annuity reinsurance transaction accounted for using the deposit method that is discussed in Note 5.

(2)
This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

NOTE 9 - Commitments
Investment Commitments
From time to time, the Company has outstanding commitments to fund investments in limited partnership interests, commercial mortgage loans and bank loans. Such unfunded commitments were $358.9 million and $306.2 million at June 30, 2020 and December 31, 2019, respectively.

Horace Mann Educators Corporation	26	Quarterly Report on Form 10-Q

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Insurance premiums and contract charges earned
Property and Casualty	$156,212	$171,303	$322,686	$342,143
Supplemental	33,302	N/A	66,292	N/A
Retirement	6,717	6,931	14,097	15,509
Life	29,200	29,862	58,621	60,229
Total	$225,431	$208,096	$461,696	$417,881

Net investment income
Property and Casualty	$6,325	$12,643	$16,618	$22,861
Supplemental	4,035	N/A	7,555	N/A
Retirement	55,044	62,684	108,569	127,423
Life	15,630	18,324	31,188	36,376
Corporate and Other	(58)	(14)	(112)	(37)
Intersegment eliminations	(566)	(179)	(1,133)	(365)
Total	$80,410	$93,458	$162,685	$186,258

Net income (loss)
Property and Casualty	$11,289	$5,101	$37,859	$20,153
Supplemental	9,479	N/A	20,016	N/A
Retirement	9,733	(25,045)	8,786	(12,894)
Life	1,922	5,239	2,563	8,516
Corporate and Other	(1,845)	108,527	(20,174)	110,213
Total	$30,578	$93,822	$49,050	$125,988

($ in thousands)	June 30, 2020	December 31, 2019
Assets
Property and Casualty	$1,283,328	$1,327,099
Supplemental	810,122	747,602
Retirement	8,317,079	8,330,127
Life	2,048,910	1,964,993
Corporate and Other	168,108	172,955
Intersegment eliminations	(55,843)	(64,072)
Total	$12,571,704	$12,478,704

N/A - The acquisition of NTA closed on July 1, 2019.

Horace Mann Educators Corporation	27	Quarterly Report on Form 10-Q

NOTE 11 - Accumulated Other Comprehensive Income (Loss)

AOCI represents the accumulated change in shareholders’ equity from transactions and other events and circumstances from non-shareholder sources. For the Company, AOCI includes the after tax change in net unrealized investment gains (losses) on fixed maturity securities and the after tax change in net funded status of benefit plans for the periods as shown in the Consolidated Statements of Changes in Shareholders’ Equity. The following table reconciles these components.

($ in thousands)	Net Unrealized Investment Gains (Losses) on Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)
Beginning balance, April 1, 2020	$136,679	$(10,767)	$125,912
Other comprehensive income (loss) before reclassifications	147,529	—	147,529
Amounts reclassified from AOCI	(5,079)	—	(5,079)
Net current period other comprehensive income (loss)	142,450	—	142,450
Ending balance, June 30, 2020	$279,129	$(10,767)	$268,362

Beginning balance, January 1, 2020	$230,448	$(10,767)	$219,681
Other comprehensive income (loss) before reclassifications	42,999	—	42,999
Amounts reclassified from AOCI	5,682	—	5,682
Net current period other comprehensive income (loss)	48,681	—	48,681
Ending balance, June 30, 2020	$279,129	$(10,767)	$268,362

(1)	All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $6.4 million and $(7.2) million, are included in Net investment gains (losses) and the related income tax expenses, $1.4 million and $(1.5) million, are included in income tax expense in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2020, respectively.

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
(1)    All amounts are net of tax.

(2)
The pretax amounts reclassified from AOCI, $145.5 million and $153.6 million, are included in Net investment gains (losses) and the related income tax expenses, $30.5 million and $32.3 million, are included in Income tax expense in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2019, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	28	Quarterly Report on Form 10-Q

NOTE 12 - Supplemental Disclosure of Consolidated Cash and Cash Flow Information

($ in thousands)	June 30,	December 31,
	2020	2019
Cash	$81,709	$25,206
Restricted cash	681	302
Total cash and restricted cash shown in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows	$82,390	$25,508

($ in thousands)	Six Months Ended June 30,
	2020	2019
Cash paid (recovered) during the six months for:
Interest	$8,247	$6,440
Income taxes	(617)	78

Non-cash investing activities include $2.1 billion of investments transferred to a reinsurer as consideration paid during the second quarter of 2019 in connection with the Company's reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Note 5 for further information.
Non-cash investing activities in respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the three and six months ended June 30, 2020 and 2019, respectively.
ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Second Quarter 2020 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".
Forward-looking Information
Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation (referred to in Part I - Items 2 - 4 and Part II of this report as "we", "our", "us", the "Company", "Horace Mann" or "HMEC") is an insurance holding company. We are not under any obligation to (and expressly disclaim any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that our actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in our business. See Part II - Item 1A in this Quarterly Report on Form 10-Q as well as in Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding risks and uncertainties.

Horace Mann Educators Corporation	29	Quarterly Report on Form 10-Q

Introduction
The purpose of this MD&A is to provide an understanding of our consolidated results of operations and financial condition. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Part I - Item 1 of this report.
HMEC is an insurance holding company, and through its subsidiaries, it markets and underwrites personal lines of property and casualty insurance, supplemental insurance products, retirement products, including annuities, and life insurance in the United States of America (U.S.). We market our products primarily to K-12 teachers, administrators and other employees of public schools and their families.
This MD&A covers our consolidated financial highlights followed by consolidated results of operations, an outlook for future performance, details about critical accounting estimates, results of operations by segment and investment results.
Coronavirus Disease (COVID-19) Considerations
Beginning in March 2020, the global pandemic associated with the novel coronavirus COVID-19 and related economic conditions introduced unprecedented challenges for our country. Those challenges are ongoing. We relied on our previously developed Corporate Pandemic Plan to address preparation, prevention and response measures specific to COVID-19 while allowing flexibility to quickly react to evolving circumstances and implement varying actions accordingly.
As discussed in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, we successfully transitioned the organization, through our employees and agents, from one that relied on in-person experience to one that has become primarily virtual. While the current environment continues to present challenges, our operations are being conducted successfully and we continue to support our agents and serve our customers in an effective manner.
As of the end of June 2020, we had approximately 85% of our employees working remotely. We anticipate another 15% of our workforce will return to the offices by the end of August 2020. The return to office plans are being guided by data from the Center for Disease Control. We currently anticipate limiting office occupancy to no more than 50% of pre-COVID-19 levels to enable effective social distancing for some time. We are also implementing other prevention strategies to reduce the transmission of COVID-19, such as requiring face masks in common office areas.
Taking into account the predominantly virtual work environment, we have implemented additional cybersecurity measures including increasing security and network monitoring to proactively identify and prevent potential security threats and vulnerabilities. We also are identifying and assessing critical third-party vendors and ensuring their ability to continue to perform as anticipated.
Horace Mann markets primarily to K-12 teachers, administrators and other employees of public schools and their families and we estimate that 80% of our customer base are educators or other individuals employed by public school systems. In our experience, educators generally remain employed during periods of economic disruption. That largely remained true through the end of the recently completed 2019-2020 school year, as educators were typically asked to teach remotely when areas of the country took steps to minimize the spread of COVID-19 in their communities.
We continue to work with our network of exclusive agents to make sure they are making use of the tools that allow them to virtually reach current and potential educator customers. Our plans for this fall’s return to school includes a variety of new and modified forums to give teachers access to the financial solutions we provide. However, growth in new sales has slowed since the pandemic began, particularly sales generated from in-person events at schools. This may be exacerbated if public school systems face budget constraints in the fall due to the economic impacts of the pandemic and/or continue to restrict all "in school" access.
For further discussion regarding the current period and potential future impacts of COVID-19 and related economic conditions on us, see "Outlook for 2020" and other content within this MD&A as well as Part II—Item 1A.
In addition, over the past several years, we proactively de-risked our portfolio in anticipation of a recession and believe we are well positioned for the current dislocation in the markets. Although we have experienced the

Horace Mann Educators Corporation	30	Quarterly Report on Form 10-Q

impacts of market volatility on our fixed maturity security and limited partnership interest valuations in the second quarter of 2020, the investment portfolio is well diversified, is 95.3% investment grade-rated and has an average rating of A+. The annuity reinsurance agreement, entered into in the second quarter of 2019, which reinsured a $2.2 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, helps mitigate the risk of not being able to generate spreads on the annuity business that meet our return targets. We believe our capital and reserves are adequate to address any unusual loss patterns resulting from COVID-19.
Amid rapidly changing dynamics, we are continuing to evaluate all aspects of our operations and making necessary adjustments to manage our business. Ultimately, the extent of the impact will depend on how long it takes for the economy to return to some degree of normality. To date, these steps have been effective and maintained business continuity. Based on assumptions that presume a return to a normal operating environment within six months, capital and liquidity are expected to remain at or near target levels. We believe we are financially strong despite the potential impact of the COVID-19 pandemic and continued to produce solid operating results in the second quarter of 2020.
Consolidated Financial Highlights
(All comparisons vs. same periods in 2019, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2020-2019	Six Months Ended June 30,		2020-2019
	2020	2019	Change %	2020	2019	Change %
Total revenues	$314.9	$454.1	-30.7%	$622.2	$770.0	-19.2%
Net income	30.5	93.8	-67.5%	49.0	126.0	-61.1%
Per diluted share:
Net income	0.73	2.24	-67.4%	1.17	3.01	-61.1%
Net investment gains (losses), after tax	0.06	2.74	N.M.	(0.28)	2.88	N.M.
Book value per share				$39.69	$36.41	9.0%
Net income return on equity - last twelve months				6.9%	8.6%
Net income return on equity - annualized				6.1%	18.1%

For the three and six months ended June 30, 2020, net income decreased $63.3 million and $77.0 million, respectively. The decrease was primarily due to recognition of a $106.9 million after tax realized investment gain in the second quarter of 2019 with respect to the transfer of investments as consideration in connection with the annuity reinsurance transaction. That gain was partially offset by more favorable results from Property and Casualty as well as the inclusion of results from the newly added Supplemental segment in the current periods.

Horace Mann Educators Corporation	31	Quarterly Report on Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2019, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2020-2019	Six Months Ended June 30,		2020-2019
	2020	2019	Change %	2020	2019	Change %
Insurance premiums and contract charges earned	$225.4	$208.1	8.3%	$461.7	$417.9	10.5%
Net investment income	80.4	93.5	-14.0%	162.7	186.3	-12.7%
Net investment gains (losses)	3.2	146.3	N.M.	(15.3)	153.7	N.M.
Other income	5.9	6.2	-4.8%	13.1	12.1	8.3%
Total revenues	314.9	454.1	-30.7%	622.2	770.0	-19.2%

Benefits, claims and settlement expenses	143.0	152.7	-6.4%	281.7	292.1	-3.6%
Interest credited	50.7	53.6	-5.4%	102.2	106.5	-4.0%
Operating expenses	55.7	57.3	-2.8%	116.4	113.5	2.6%
DAC unlocking and amortization expense	20.4	31.6	-35.4%	50.4	56.6	-11.0%
Intangible asset amortization expense	3.7	0.6	N.M.	7.4	1.1	N.M.
Interest expense	4.0	3.3	21.2%	8.2	6.6	24.2%
Other expense - goodwill impairment	—	28.0	N.M.	—	28.0	N.M.
Total benefits, losses and expenses	277.5	327.1	-15.2%	566.3	604.4	-6.3%

Income before income taxes	37.4	127.0	-70.6%	55.9	165.6	-66.2%
Income tax expense	6.9	33.2	-79.2%	6.9	39.6	-82.6%
Net income	$30.5	$93.8	-67.5%	$49.0	$126.0	-61.1%
Insurance Premiums and Contract Charges Earned
For the three and six months ended June 30, 2020, insurance premiums and contract charges earned increased $17.3 million and $43.8 million, respectively, primarily due to the addition of earned premiums from Supplemental. These were partially offset by lower premiums earned by Property and Casualty, including recognition of $9.8 million of automobile premium credits to our policyholders related to reduced driving activity due to COVID-19.
Net Investment Income
Excluding accreted investment income on the deposit asset on reinsurance, for the three and six months ended June 30, 2020, net investment income decreased $13.8 million and $48.0 million, respectively, primarily due to a $2.1 billion reduction in invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019 as well as lower than expected returns on limited partnership investments. Investment yields continue to be impacted by the low interest rate environment of recent years. The annualized investment yield on the investment portfolio excluding limited partnership interests* was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment yield, excluding limited partnership interests, pretax - annualized*	4.4%	4.7%	4.4%	4.8%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.5%	3.8%	3.6%	3.8%

During the three and six months ended June 30, 2020, we continued to identify and purchase investments, including a modest level of limited partnership interests, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall conservative investment guidelines.

Horace Mann Educators Corporation	32	Quarterly Report on Form 10-Q

Net Investment Gains (Losses)
For the three and six months ended June 30, 2020, net investment gains decreased $143.1 million and $169.0 million, respectively, primarily as a result of a realized investment gain of $135.3 million recognized during the second quarter of 2019 in connection with the transfer of investments related to the aforementioned annuity reinsurance transaction. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net other-than-temporary impairment losses on securities recognized in earnings	$(0.5)	$—	$(4.2)	$(0.3)
Sales and other, net	0.4	142.1	4.9	146.9
Change in fair value - equity securities	6.6	3.4	(7.9)	6.9
Change in fair value and gains (losses) realized on settlements - derivatives	(3.3)	0.8	(8.1)	0.2
Net investment gains (losses)	$3.2	$146.3	$(15.3)	$153.7

From time to time, we may sell securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to sell an invested asset.
Other Income
For the three and six months ended June 30, 2020, other income was comparable to the prior periods.
Benefits, Claims and Settlement Expenses
For the three and six months ended June 30, 2020, benefits, claims and settlement expenses decreased $9.7 million and $10.4 million, respectively, driven primarily by improved automobile loss experience partially offset by higher catastrophe losses and the addition of benefits, claims and settlement expenses from the Supplemental segment. The improved automobile loss experience is a result of lower frequency of losses related to reduced driving activity due to COVID-19.
Interest Credited
For the three and six months ended June 30, 2020, interest credited decreased $2.9 million and $4.3 million, respectively, driven primarily by a lower level of Federal Home Loan Bank (FHLB) funding agreements. Under the deposit method of accounting, the interest credited on the annuity reinsured block continues to be reported. The average deferred annuity credited rate, excluding the reinsured block was 2.5% at June 30, 2020 and June 30, 2019, respectively.
Operating Expenses
For the three months ended June 30, 2020, operating expenses decreased $1.6 million, primarily due to the inclusion of $9.8 million of operating expenses from Supplemental operations that was more than offset by expense reduction initiatives that began in 2019 as well as a lower level of expenses realized in 2020 due to COVID-19. For the six months ended June 30, 2020, operating expenses increased $2.9 million, primarily due to the inclusion of $19.6 million of operating expenses from Supplemental operations offset by expense reduction initiatives that began 2019 as well as a lower level of expenses realized in 2020 due to COVID-19.
Deferred Acquisition Costs (DAC) Unlocking and Amortization Expense
For the three months ended June 30, 2020, DAC unlocking and amortization expense decreased $11.2 million primarily due to $4.6 million of favorable DAC unlocking in Retirement for the current quarter (primarily market performance) compared to $5.6 million of unfavorable DAC unlocking in the prior year quarter primarily due to accelerated amortization of the DAC asset associated with the reinsured annuity block. For the six months ended June 30, 2020, DAC unlocking and amortization expense decreased $6.2 million primarily due to the aforementioned DAC accelerated amortization that occurred in the prior year period. For Life, DAC unlocking resulted in an immaterial change to amortization for the three and six months ended June 30, 2020.

Horace Mann Educators Corporation	33	Quarterly Report on Form 10-Q

Intangible Asset Amortization Expense
For the three and six months ended June 30, 2020, intangible asset amortization expense increased $3.1 million and $6.3 million, respectively, primarily due to the acquisition of NTA Life Enterprises, LLC (NTA) in 2019.
Interest Expense
For the three and six months ended June 30, 2020, interest expense increased $0.7 million and $1.6 million, respectively, as we utilized our senior revolving credit facility in the third quarter of 2019 to partially fund the acquisition of NTA on July 1, 2019.
Other Expense - Goodwill Impairment
For the three and six month periods ended June 30, 2019, other expense represented a goodwill impairment charge in Retirement resulting from the annuity reinsurance transaction.
Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 12.3% and 23.9% for the six months ended June 30, 2020 and 2019, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 5.3 and 1.4 percentage points for the six months ended June 30, 2020 and 2019, respectively. The goodwill impairment charge in the Retirement segment increased the effective income tax rate by 3.5 percentage points at June 30, 2019.
On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, “the CARES Act”, was signed into legislation. The CARES Act includes tax provisions relevant to businesses, and some of the significant changes include allowance of a five year carryback of net operating losses for 2018-2020 and the suspension of the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020. The effects of the CARES Act are reflected in our income tax expense calculations as of March 31, 2020. Accounting Standards Codification Topic 740: Income Taxes requires that the impact of the CARES Act be recognized in the period in which the law was enacted. As a result, total income tax expense for the six months ended June 30, 2020 includes a benefit of $2.8 million (that reduced the effective income tax rate by 5.0 percentage points) to reflect a net operating loss carryback to taxable years for which the corporate rate was 35% as compared to the current corporate rate of 21%.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
At June 30, 2020, our federal income tax returns for years prior to 2014 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2020
The following discussion provides outlook information for our results of operations and capital position.
The impacts of COVID-19 and related economic conditions on our results continue to be highly uncertain and outside our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. In addition, because the unprecedented COVID-19 environment has only impacted our insurance operations for slightly more than three months, we do not believe its impact on our results for the first half of 2020 will be indicative of our results for the remainder of 2020. For additional information on the risks posed by COVID-19, see “Our business may be adversely affected by the recent COVID-19 outbreak” included in Part II - Item 1A in this Quarterly Report on Form 10-Q.
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2020 full year net income will be within a range of $2.80 to $3.00 per diluted share based on analysis of COVID-19 scenarios. The increase in the range from the Outlook for 2020 we discussed in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 anticipates an increase in the Property and Casualty segment results as discussed below.

Horace Mann Educators Corporation	34	Quarterly Report on Form 10-Q

Property and Casualty
Net written premiums for 2020 are expected to be below 2019 levels due to the recognition of $9.8 million of COVID-19 related premium credits in the second quarter and lower levels of new business due to the pandemic. Retention remains stable. We expect rate increases will continue to average in the low-single digits across the automobile and property books. The expense ratio is expected to be flat with the 2019 expense ratio of 26.9 points.
We experienced a lower level of automobile loss frequency resulting from temporary changes in policyholder driving patterns due to COVID-19 during the second quarter. Frequency was most favorably impacted in the month of April, with May and June levels rising sequentially. We anticipate frequency will continue to moderate as miles driven move back to near historic levels, but we project it will be lower than 2019 levels for the remainder of the year with an offsetting increase in severity. A 10% drop in automobile frequency represents approximately $2 million in pretax earnings per month, excluding the potential for higher severity.
In connection with the emergence of PG&E Corporation and Pacific Gas and Electric Company (together, PG&E) from bankruptcy on July 1, 2020, in the third quarter of 2020, we expect to recognize favorable prior year reserve development of approximately $4.8 million, pretax and net of reinsurance, along with the return of reinsurance reinstatement premiums of approximately $3.5 million, for a total of $8.3 million, related to the 2018 Camp Fire in California. The 2018 California Camp Fire generated gross losses of $150.0 million, and, net losses after reinsurance of $37.9 million pretax in 2018. See Part I - Item I, Note 1 in this Quarterly Report on Form 10-Q for further discussion regarding the PG&E subrogation claims.
As a result, the Property and Casualty full-year combined ratio is expected to be 91% to 93%, including catastrophe losses of approximately 10 points, reflecting the higher level of catastrophes in the second quarter. We anticipate net investment income below our previous guidance due to lower than anticipated returns on limited partnership interests. Income for Property and Casualty is now anticipated to be in the range of $70 million to $75 million, reflecting the strong six-month results with the catastrophe losses assumption adjusted for the unusually high second quarter catastrophe losses.
Supplemental
Supplemental is anticipated to generate a pretax profit margin in the low to mid 20% range and net investment income should continue to benefit from portfolio repositioning. As a result, we continue to anticipate net income between $31 million and $33 million. New sales are being negatively impacted by school closings due to COVID-19, delaying the growth of this segment.
Retirement
Retirement net investment income is reflecting further spread compression with rates on new investments below the average portfolio earned rate, lower than anticipated returns on limited partnership interests, as well as the impact of lower invested assets as a result of the annuity reinsurance transaction and use of capital to purchase NTA. Market volatility may continue to impact DAC amortization and asset-based fees. The impact of lower net investment income is anticipated to be partially offset by a reduced level of operating expenses. As a result, we continue to expect net income for Retirement to be in the range of $22 million to $24 million.
Life
We continue to expect Life to generate net income between $10 million and $12 million, reflecting a reduced level of net investment income with mortality costs continuing to meet expectations.
As described in Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see Forward-looking Information and Part II - Item 1A in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 concerning other important factors that could impact actual results. We believe that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.

Horace Mann Educators Corporation	35	Quarterly Report on Form 10-Q

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
Compared to December 31, 2019, at June 30, 2020, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates in that Form 10-K.
Results of Operations by Segment
Consolidated financial results primarily reflect the operating results of our four operating segments as well as the corporate and other line. These reporting segments are defined based on financial information we use to evaluate performance and to determine the allocation of resources (see Part I - Item I, Note 1 of the Consolidated Financial Statements in this report for a description of changes to our reporting segments).

•	Property and Casualty

•	Supplemental

•	Retirement

•	Life

•	Corporate and Other
The determination of segment data are described in more detail in Part I - Item 1, Note 10 of the Consolidated Financial Statements in this report. The following sections provide analysis and discussion of the results of operations for each of the reporting segments as well as investment results.

Horace Mann Educators Corporation	36	Quarterly Report on Form 10-Q

Property and Casualty
(All comparisons vs. same periods in 2019, unless noted otherwise)

For the three and six months ended June 30, 2020, net income reflected the following factors:

•	Written premiums* reduced by $9.8 million of COVID-19 related premium credits

•	18.0 points and 11.4 points of reduction in the Property and Casualty underlying loss ratio*, respectively

•	Catastrophe losses increased by 9.3 points and 3.9 points, respectively

•	A one-time tax benefit of $2.8 million in the first quarter of 2020 as a result of the CARES Act

Horace Mann Educators Corporation	37	Quarterly Report on Form 10-Q

The following table provides certain financial information for Property and Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2020-2019		Six Months Ended June 30,		2020-2019
	2020	2019	Change %		2020	2019	Change %
Financial Data:
Written premiums*:
Automobile	$96.7	$114.6	-15.6%		$206.1	$231.4	-10.9%
Property and other	59.4	59.7	-0.5%		103.6	104.6	-1.0%
Total premiums written	156.1	174.3	-10.4%		309.7	336.0	-7.8%
Change in unearned insurance premiums	0.1	(3.0)	103.3%		13.0	6.1	113.1%
Total insurance premiums earned	156.2	171.3	-8.8%		322.7	342.1	-5.7%
Incurred claims and claims expenses:
Claims occurring in the current year	109.2	134.4	-18.8%		214.6	253.2	-15.2%
Prior years' reserve development	1.0	2.0	-50.0%		2.0	4.0	-50.0%
Total claims and claim expenses incurred	108.2	132.4	-18.3%		212.6	249.2	-14.7%
Operating expenses, including DAC amortization	40.9	45.4	-9.9%		84.1	91.9	-8.5%
Underwriting gain (loss)	7.1	(6.5)	209.2%		26.0	1.0	N.M.
Net investment income	6.3	12.7	-50.4%		16.6	22.9	-27.5%
Income before income taxes	14.1	6.6	113.6%		43.9	24.4	79.9%
Net income/core earnings*	11.3	5.1	121.6%		37.9	20.1	88.6%

Operating Statistics:
Automobile
Loss and loss adjustment expense ratio	53.2%	73.8%	-20.6	pts	59.8%	72.3%	-12.5	pts
Expense ratio	27.1%	26.6%	0.5	pts	26.5%	26.9%	-0.4	pts
Combined ratio:	80.3%	100.4%	-20.1	pts	86.3%	99.2%	-12.9	pts
Prior years' reserve development	—%	-0.9%	0.9	pts	-0.5%	-0.9%	0.4	pts
Catastrophes	3.1%	1.9%	1.2	pts	1.5%	1.3%	0.2	pts
Underlying combined ratio*	77.2%	99.4%	-22.2	pts	85.3%	98.8%	-13.5	pts
Property
Loss and loss adjustment expense ratio	99.1%	84.8%	14.3	pts	77.8%	73.9%	3.9	pts
Expense ratio	24.8%	26.6%	-1.8	pts	25.5%	27.1%	-1.6	pts
Combined ratio:	123.9%	111.4%	12.5	pts	103.3%	101.0%	2.3	pts
Prior years' reserve development	-1.8%	-1.8%	—		-0.9%	-1.9%	1.0	pts
Catastrophes	57.9%	36.8%	21.1	pts	36.8%	27.6%	9.2	pts
Underlying combined ratio*	67.8%	76.4%	-8.6	pts	67.4%	75.3%	-7.9	pts

Risks in force (in thousands)
Automobile (1)					418	448	-6.7%
Property					191	198	-3.5%
Total					609	646	-5.7%
(1) Includes assumed risks in force of 4.

On a reported basis, the 12.9 points of improvement in the automobile combined ratio for the six months ended June 30, 2020 was mainly attributable to a 13.1 point reduction in the automobile underlying loss ratio* reflecting lower frequency as well as the ongoing benefit of profitability initiatives. We experienced a lower level of automobile loss frequency resulting from temporary changes in policyholder driving patterns due to COVID-19. Frequency was most favorably impacted in the month of April, with May and June levels rising sequentially, resulting in an average decline in frequency for the quarter of approximately 40%. The reported property combined ratio increased 2.3 points for the six months ended June 30, 2020 due to a 9.3 point increase in

Horace Mann Educators Corporation	38	Quarterly Report on Form 10-Q

catastrophe losses. During the six months ended June 30, 2020, the underlying property loss ratio* improved 6.3 points, reflecting lower non-catastrophe weather-related losses.
For the three and six months ended June 30, 2020, total written premiums* decreased $18.2 million and $26.3 million, respectively, primarily due to a $9.8 million reduction in automobile written premiums* during the second quarter of 2020 due to COVID-19 related credits equal to 15% of two months of automobile premiums. In addition, total written premiums declined due to lower automobile risks in force and a lower level of rate increases being implemented in 2020. For 2020, our full year rate plan anticipates low-single digit average rate increases (including states with no rate actions) for both automobile and property; average approved rate changes during the first six months of 2020 were 0.9% for automobile and 1.1% for property. Growth in sales* has slowed as a result of the COVID-19 pandemic.
For the three and six months ended June 30, 2020, automobile written premiums* decreased $17.9 million and $25.3 million, respectively, significantly due to the aforementioned COVID-19 related credits. While the number of automobile risks in force has declined, the average written premium per risk and average earned premium per risk increased 2.5% and 3.6%, respectively, in the first six months of 2020. Based on risks in force, the automobile 12 month retention rate for new and renewal risks was 81.6% which was comparable to a year ago. The number of educator risks has been stable relative to overall automobile risks as educators represented 85.4%, 85.5% and 85.5% of the automobile risks in force as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.
For the three and six months ended June 30, 2020, property and other written premiums* decreased slightly. While the number of property risks in force has declined, the average written premium per risk and average earned premium per risk increased 4.6% and 5.6%, respectively, in the first six months of 2020. Based on risks in force, the property 12 month retention rate for new and renewal risks decreased to 87.5% from 87.7% at June 30, 2020 and 2019, respectively. The number of educator risks has been stable relative to overall property risks as educators represented 82.2%, 82.5% and 82.3% of the property risks in force as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.
We continue to evaluate and implement actions to further mitigate our risk exposure in catastrophe-prone areas of the country. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

Horace Mann Educators Corporation	39	Quarterly Report on Form 10-Q

Supplemental
The following table provides certain information for Supplemental for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2020-2019	Six Months Ended June 30,		2020-2019
	2020	2019	Change %	2020	2019	Change %
Financial Data:
Insurance premiums and contract deposits*	$33.7	N/A	N/A	$66.3	N/A	N/A
Insurance premiums and contract charges earned	33.3	N/A	N/A	66.3	N/A	N/A
Net investment income	4.0	N/A	N/A	7.5	N/A	N/A
Benefits and settlement expenses	12.5	N/A	N/A	23.0	N/A	N/A
Operating expenses (includes DAC unlocking and amortization expense)	10.1	N/A	N/A	20.2	N/A	N/A
Intangible asset amortization expense	3.2	N/A	N/A	6.4	N/A	N/A
Income before income taxes	12.1	N/A	N/A	25.5	N/A	N/A
Net income / core earnings*	9.5	N/A	N/A	20.0	N/A	N/A

Operating Statistics:
Supplemental insurance in force (thousands)				298	N/A	N/A
Benefits ratio (1)	37.5%	N/A	N/A	34.7%	N/A	N/A
Operating expense ratio (2)	26.6%	N/A	N/A	26.9%	N/A	N/A
Pretax profit margin (2)	31.9%	N/A	N/A	34.0%	N/A	N/A
Persistency				89.3%	N/A	N/A
N/A - The acquisition of NTA closed on July 1, 2019.
(1)    Benefits ratio measured to earned premium.
(2)    Operating expense ratio and pretax profit margin measured to total revenues.

For the three and six months ended June 30, 2020, Supplemental sales* were $0.7 million and $4.4 million, respectively, reflecting significantly lower sales volume primarily due to the COVID-19 pandemic as sales are dependent on in-person events at schools. Persistency remains steady at 89.3%.
For the three and six months ended June 30, 2020, Supplemental contributed $9.5 million and $20.0 million, respectively, to net income, reflecting favorable trends in reserves and some short-term benefit from changes in policyholder behavior due to the COVID-19 pandemic. The non-cash impact from amortization of intangible assets recognized in connection with the purchase accounting of NTA reduced pretax net income by $3.2 million and $6.4 million for the three and six months ended June 30, 2020.

Horace Mann Educators Corporation	40	Quarterly Report on Form 10-Q

Retirement
(All comparisons vs. same periods in 2019, unless noted otherwise)

For the three and six months ended June 30, 2020, net income increased $34.7 million and $21.6 million, respectively, reflecting the following factors:

•	prior period results include a $28.0 million pretax goodwill impairment charge related to the annuity reinsurance transaction in the second quarter of 2019

•
$5.6 million pretax of unfavorable DAC unlocking in the prior year quarter primarily due to accelerated amortization of the DAC asset associated with the reinsured annuity block, compared to $4.6 million of favorable DAC unlocking in the current year quarter due to equity market recovery

•
lower levels of net investment income in 2020, reflecting lower invested asset levels resulting from the prior year annuity reinsurance transaction and use of capital to purchase NTA as well as lower returns on limited partnership interests

Horace Mann Educators Corporation	41	Quarterly Report on Form 10-Q

The following table provides certain information for Retirement for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2020-2019	Six Months Ended June 30,		2020-2019
	2020	2019	Change %	2020	2019	Change %
Financial Data:
Contract charges earned	$6.7	$6.9	-2.9%	$14.1	$15.5	-9.0%
Net investment income	55.1	62.7	-12.1%	108.6	127.4	-14.8%
Interest credited	39.4	42.3	-6.9%	79.7	84.0	-5.1%
Net interest margin without net investment gains (losses)	16.7	21.5	-22.3%	30.8	44.5	-30.8%
Net interest margin - reinsured block	(1.0)	(1.1)	9.1%	(1.9)	(1.1)	-72.7%
Mortality loss and other reserve charges	1.2	1.2	—%	2.8	1.8	55.6%
Operating expenses	13.9	17.4	-20.1%	30.1	35.5	-15.2%
DAC and intangible asset amortization expense, excluding DAC unlocking	4.8	4.9	-2.0%	10.0	10.3	-2.9%
DAC unlocking	(4.6)	5.6	-182.1%	(0.6)	3.6	-116.7%
Income (loss) before income taxes	11.2	(24.8)	N.M.	10.1	(10.2)	N.M.
Net income (loss)	9.7	(25.0)	N.M.	8.8	(12.8)	N.M.
Core earnings	9.7	3.0	223.3%	8.8	15.2	-42.1%
Operating Statistics:
Annuity contract deposits*
Variable	$52.3	$54.1	-3.3%	$110.1	$102.9	7.0%
Fixed	59.5	54.9	8.4%	119.4	113.4	5.3%
Total	111.8	109.0	2.6%	229.5	216.3	6.1%
Single	55.9	55.8	0.2%	118.1	111.7	5.7%
Recurring	55.9	53.2	5.1%	111.4	104.6	6.5%
Total	111.8	109.0	2.6%	229.5	216.3	6.1%
Assets under administration (AUA)
Annuity assets under management (1)				4,324.3	4,170.3	3.7%
Broker and advisory assets under administration				2,168.0	2,236.1	-3.0%
Recordkeeping assets under administration				1,460.5	1,395.1	4.7%
Total				7,952.8	7,801.5	1.9%
Persistency
Variable annuities				94.9%	94.3%	0.6	pts
Fixed annuities				94.2%	93.9%	0.3	pts
Total				94.5%	94.0%	0.5	pts
Annuity contracts in force (thousands)				230	227	1.3%
Fixed spread - YTD annualized (basis points)				168	175	-7bps

(1)	Amounts reported as of June 30, 2020 and June 30, 2019 exclude $627.6 million and $691.6 million, respectively, of assets under management held under modified coinsurance reinsurance

For the three and six months ended June 30, 2020, total annuity contract deposits* increased $2.8 million and $13.2 million, respectively. Variable annuity and fixed annuity deposits increased $7.2 million and $6.0 million, respectively, for the six months ended June 30, 2020 reflecting the value educators see in our Retirement savings vehicles.
At June 30, 2020, annuity assets under management were $154.0 million above a year ago primarily due to positive net inflows. Variable assets under management, excluding amounts held under the modified coinsurance agreement, increased by $70.0 million primarily due to positive net inflows. The year to date annualized net interest spread on fixed annuities, excluding reinsurance, decreased 7 basis points.

Horace Mann Educators Corporation	42	Quarterly Report on Form 10-Q

We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $528.1 million of the Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.
As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on our existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $2.0 million in year one and $6.1 million in year two, further reducing the annualized net interest spread on fixed annuities by approximately 8 basis points and 21 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
The expectation for future annualized net interest spreads on fixed annuities is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread on fixed annuities, based on DAC as of June 30, 2020 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread on fixed annuities assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.
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

($ in millions)	June 30, 2020
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	53.7%	$1,299.3	49.4%	37.5%	$642.1
Equal to 2% but less than 3%	11.8%	286.2	83.4%	13.9%	238.8
Equal to 3% but less than 4%	25.3%	612.8	99.9%	35.7%	612.4
Equal to 4% but less than 5%	7.1%	170.5	100.0%	9.9%	170.5
5% or higher	2.1%	50.5	100.0%	3.0%	50.5
Total	100.0%	$2,419.3	70.9%	100.0%	$1,714.3

We will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 and other factors in this report.

Horace Mann Educators Corporation	43	Quarterly Report on Form 10-Q

Life
(All comparisons vs. same periods in 2019, unless noted otherwise)

For the three and six months ended June 30, 2020, net income and core earnings* decreased $3.3 million and $6.0 million, respectively, reflecting lower net investment income and higher mortality costs. Claims related to COVID-19 total less than $1.0 million with average face values averaging about $30 thousand.
For the three and six months ended June 30, 2020, insurance premiums and contract deposits* decreased $0.8 million and $2.4 million, respectively, primarily due to a decline in sales* of single premiums. The ordinary life insurance in force lapse ratio was 4.2% for the 12 months ended June 30, 2020 compared to 4.5% for the 12 months ended June 30, 2019.
The following table provides certain information for the Life segment for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2020-2019	Six Months Ended June 30,		2020-2019
	2020	2019	Change %	2020	2019	Change %
Financial Data:
Insurance premiums and contract deposits*	$27.6	$28.4	-2.8%	$52.4	$54.8	-4.4%
Insurance premiums and contract charges earned	29.2	29.9	-2.3%	58.6	60.3	-2.8%
Net investment income	15.6	18.3	-14.8%	31.2	36.4	-14.3%
Benefits and settlement expenses	21.1	19.1	10.5%	43.3	41.1	5.4%
Interest credited	11.3	11.3	—%	22.5	22.5	—%
Operating expenses	8.3	9.2	-9.8%	17.4	18.6	-6.5%
DAC amortization expense, excluding unlocking	2.0	2.1	-4.8%	3.9	4.1	-4.9%
DAC unlocking	(0.2)	(0.1)	N.M.	(0.3)	(0.1)	N.M.
Income before income taxes	2.3	6.7	-65.7%	3.0	10.7	-72.0%
Net income / core earnings*	1.9	5.2	-63.5%	2.5	8.5	-70.6%

Operating Statistics:
Life insurance in force				$19,565	$18,598	5.2%
Number of policies in force (thousands)				201	199	1.0%
Average face amount in force (in dollars)				$97,306	$93,506	4.1%
Lapse ratio (ordinary life insurance in force)				4.2%	4.5%	-0.3	pts
Mortality costs				$19.3	$18.0	7.2%

Horace Mann Educators Corporation	44	Quarterly Report on Form 10-Q

Corporate and Other
(All comparisons vs. same periods in 2019, unless noted otherwise)

The following table provides certain financial information for Corporate and Other for the periods indicated.

($ in millions)	Three Months Ended June 30,		2020-2019	Six Months Ended June 30,		2020-2019
	2020	2019	Change %	2020	2019	Change %
Interest expense	$3.9	$2.9	34.5%	$7.9	$5.9	33.9%
Net investment gains (losses) pretax	3.2	146.3	N.M.	(15.3)	153.7	N.M.
Tax on net investment gains (losses)	0.7	31.6	N.M.	(3.3)	33.2	N.M.
Net investment gains (losses) after tax	2.5	114.7	N.M.	(12.0)	120.5	N.M.
Net income (loss)	(1.9)	108.5	-101.8%	(20.2)	110.2	-118.3%
Core earnings (loss)*	(4.4)	(6.2)	29.0%	(8.2)	(10.3)	20.4%

For the three and six months ended June 30, 2020, net income decreased primarily due to recognition of a $106.9 million after tax realized investment gain in the second quarter of 2019 with respect to the transfer of investments as consideration in connection with the annuity reinsurance transaction.
Investment Results
(All comparisons vs. same periods in 2019, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2020-2019	Six Months Ended June 30,		2020-2019
	2020	2019	Change %	2020	2019	Change %
Net investment income - Investment portfolio	$56.5	$70.3	-19.6%	$115.1	$163.1	-29.4%
Investment income - Deposit asset on reinsurance	23.9	23.2	3.0%	47.6	23.2	105.2%
Total net investment income	80.4	93.5	-14.0%	162.7	186.3	-12.7%
Pretax net investment gains (losses)	3.2	146.3	N.M.	(15.3)	153.7	N.M.
Pretax net unrealized investment gains on fixed maturity securities				417.6	292.5	42.8%

Excluding accreted investment income on the deposit asset on reinsurance, for the three and six months ended June 30, 2020, net investment income decreased $13.8 million and $48.0 million, respectively. The decline was primarily due to a $2.1 billion reduction in invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019 as well as lower than expected returns on limited partnership interests.
For the six months ended June 30, 2020, the pretax net investment loss was primarily due to the change in fair value of equity securities as well as options that we use to hedge our fixed indexed annuity (FIA) and indexed universal life (IUL) products somewhat offset by gains in the related derivatives embedded in FIA. Pretax net investment gains for the three and six months ended June 30, 2019 reflect a realized investment gain of $135.3 million recognized during the second quarter of 2019 in connection with the transfer of investments related to the annuity reinsurance transaction. Pretax net unrealized investment gains on fixed maturity securities were up $125.1 million compared to a year ago, reflecting a decline in the 10-year U.S. Treasury yield of 135 basis points that more than offset wider credit spreads for investment grade securities.

Horace Mann Educators Corporation	45	Quarterly Report on Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	June 30, 2020
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	134	$476.8	$436.0	$40.8
Insurance	49	193.9	174.1	19.8
HealthCare,Pharmacy	69	132.0	119.2	12.8
Energy (1)	68	127.2	114.4	12.8
Real Estate	34	120.0	113.0	7.0
Transportation	38	94.5	92.0	2.5
Technology	37	87.8	81.5	6.3
Utilities	55	85.5	74.6	10.9
Food and Beverage	31	76.6	66.7	9.9
Broadcasting & Media	25	61.1	52.3	8.8
All other corporates (2)	306	407.0	382.2	24.8
Total corporate bonds	846	1,862.4	1,706.0	156.4
Mortgage-backed securities
U.S. Government and federally sponsored agencies	270	503.1	448.7	54.4
Commercial (3)	125	348.7	319.6	29.1
Other	42	63.4	63.7	(0.3)
Municipal bonds (4)	597	1,805.6	1,633.3	172.3
Government bonds
U.S.	34	374.9	333.4	41.5
Foreign	7	43.6	39.7	3.9
Collateralized loan obligations (5)	136	633.3	655.4	(22.1)
Asset-backed securities	106	387.0	404.6	(17.6)
Total fixed maturity securities	2,163	$6,022.0	$5,604.4	$417.6

Equity securities
Non-redeemable preferred stocks	16	$62.8
Common stocks	95	6.5
Closed-end fund	1	21.0
Total equity securities	112	$90.3

Total	2,275	$6,112.3

(1)	At June 30, 2020, the fair value amount included $8.6 million which were non-investment grade.

(2)
The All other corporates category contains 19 additional industry sectors. Telecom, Retail, Consumer Products, Metal & Mining and Misc. represented $222.4 million of fair value at June 30, 2020, with the remaining 14 sectors each representing less than $32.2 million.

(3)	At June 30, 2020, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.

(4)
Holdings are geographically diversified, 52.5% are tax-exempt and 76.8% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at June 30, 2020.

(5)
Based on fair value, 95.8% of the collateralized loan obligation securities were rated investment grade by Standard and Poor's Global Inc. (S&P), Moody's Investors Service, Inc. (Moody's) and/or Fitch Ratings, Inc. (Fitch) at June 30, 2020.

Horace Mann Educators Corporation	46	Quarterly Report on Form 10-Q

At June 30, 2020, our diversified fixed maturity securities portfolio consisted of 3,393 investment positions, issued by 2,163 entities, and totaled approximately $6.0 billion in fair value. This portfolio was 92.8% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
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
Further, we believe the investment portfolio is well positioned to withstand an extended period of elevated investment market volatility, and has relatively modest exposure to asset sectors that it expects to be most impacted by the public health response to COVID-19. While we expect other segments of the economy to be disrupted, we believe these effects will be most acute in these sectors. Exposure to these sectors totals 6.8% of the investment portfolio, and as of June 30, 2020, informed by extensive stress testing and portfolio review, management continues to hold the following securities in the sectors that have experienced more pronounced price dislocation due to their perceived exposure to COVID-19 related impacts:

($ in millions)	June 30, 2020
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Investment Gains (Losses)	Credit Quality
Fixed maturity securities (1)
Travel and leisure	48	$107.3	$106.4	$0.9	BBB+
Energy-related	83	150.6	135.3	15.3	BBB+
Retail	22	66.5	62.8	3.7	A-
Aircraft	55	145.7	175.2	(29.5)	A-
Total fixed maturity securities	208	$470.1	$479.7	$(9.6)	BBB+

(1)
Below investment grade securities included in this population account for $55.7 million of amortized cost, $52.8 million of fair value, and $2.9 million of net unrealized investment losses. There are 90 issuers with an average rating of BB-. The majority of these securities are concentrated in the energy sector.

Horace Mann Educators Corporation	47	Quarterly Report on Form 10-Q

Rating of Fixed Maturity Securities and Equity Securities (1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. At June 30, 2020, 92.5% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio
	Fair Value		June 30, 2020
	December 31, 2019	June 30, 2020	Fair Value	Amortized Cost
Fixed maturity securities
AAA	11.5%	11.6%	$698.5	$685.2
AA (2)	42.7	41.0	2,468.4	2,232.1
A	23.3	20.5	1,235.7	1,148.0
BBB	18.9	19.7	1,188.7	1,112.1
BB	1.7	2.1	123.8	124.5
B	0.4	0.9	54.1	55.4
CCC or lower	—	0.1	3.0	3.6
Not rated (3)	1.5	4.1	249.8	243.5
Total fixed maturity securities	100.0%	100.0%	$6,022.0	$5,604.4
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	—	0.6	0.5
BBB	59.3	68.1	61.5
BB	—	0.9	0.8
B	—	—	—
CCC or lower	—	—	—
Not rated	40.7	30.4	27.5
Total equity securities	100.0%	100.0%	$90.3

Total			$6,112.3

(1)
Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)
At June 30, 2020, the AA rated fair value amount included $374.9 million of U.S. Government and federally sponsored agency securities and $706.0 million of mortgage-backed and asset-backed securities issued by U.S. Government and federally sponsored agencies.

(3)	This category primarily represents private placement and municipal securities not rated by either S&P, Moody's or Fitch.

At June 30, 2020, the fixed maturity securities portfolio had $72.3 million of pretax gross unrealized investment losses on $1,142.3 million of fair value related to 703 positions. Of the investment positions with gross unrealized losses, there were 32 trading below 80.0% of the carrying value at June 30, 2020.
We view the unrealized investment losses of all our fixed maturity securities at June 30, 2020 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment (OTTI).
Liquidity and Financial Resources
Off-Balance Sheet Arrangements
At June 30, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we engaged in such relationships.

Horace Mann Educators Corporation	48	Quarterly Report on Form 10-Q

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

($ in millions)	Six Months Ended June 30,		2020-2019
	2020	2019	Change %
Net cash provided by operating activities	$165.6	$97.8	69.3%
Net cash provided by (used in) investing activities	(195.0)	23.2	N.M.
Net cash provided by (used in) financing activities	86.3	(125.3)	168.9%
Net increase (decrease) in cash	56.9	(4.3)	N.M.
Cash at beginning of period	25.5	11.9	114.3%
Cash at end of period	$82.4	$7.6	N.M.
Operating Activities
As a holding company, we conduct our principal operations in the personal lines segment of the property and casualty and life insurance industries through our subsidiaries. Our insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries.
For the six months ended June 30, 2020, net cash provided by operating activities increased $67.8 million, primarily due to lower claims paid on insurance policies in the current year partially offset by lower investment income collected in the current year as a result of a $2.1 billion reduction of invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019.
Investing Activities
Our insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with our management of liquidity and other asset/liability management objectives, we, from time to time, will sell fixed maturity securities prior to maturity, and reinvest the proceeds into other investments with different interest rates, maturities or credit characteristics. Accordingly, we have classified the entire fixed maturity securities portfolio as available for sale.
Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, changes in the deposit asset on reinsurance, issuances and repurchases of our common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.

Horace Mann Educators Corporation	49	Quarterly Report on Form 10-Q

Horace Mann Life Insurance Company (HMLIC) and NTA (both subsidiaries of HMEC) operate under funding agreements with FHLB. For the six months ended June 30, 2020, HMLIC and NTA collectively received $95.5 million from FHLB under funding agreements and for the six months ended June 30, 2019, HMLIC received $50.0 million from FHLB under a funding agreement. Receipt of these funds are reported in Annuity Contracts: Variable, Fixed and FHLB Funding Agreements, Deposits in the Consolidated Statements of Cash Flows. Advances to HMLIC and NTA from FHLB under funding agreements totaled $590.5 million as of June 30, 2020. For the six months ended June 30, 2020, cash inflows from annuity contract deposits (excluding the $95.5 million received from FHLB in the current year and the $50.0 million received from FHLB in the prior year) increased $13.2 million, or 6.1%, compared to the prior year period. Cash outflows from annuity contract benefits, withdrawals and net transfers to Separate Account (variable annuity) assets decreased $17.3 million, or 8.1%, compared to the prior year period.
Capital Resources
We have determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners. Historically, our insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to us through dividends. We have then utilized these dividends and our access to the capital markets to fund growth initiatives, service and retire debt, pay dividends to our shareholders, repurchase shares of our common stock and for other corporate purposes. If necessary, we also have other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2020 from all of our insurance subsidiaries without prior regulatory approval is $105.3 million, excluding the impact and timing of prior dividends, of which $103.0 million was paid during the six months ended June 30, 2020. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
Total capital was $2,077.0 million at June 30, 2020, including $437.2 million of short-term and long-term debt. Total debt represented 21.0% of total capital including net unrealized investment gains on fixed maturity securities (24.3% excluding net unrealized investment gains on fixed maturity securities*) at June 30, 2020, which was below our long-term target of 25%.
Shareholders' equity was $1,639.8 million at June 30, 2020, including net unrealized investment gains on fixed maturity securities in our investment portfolio of $279.1 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. The market value of our common stock and the market value per share were $1,517.5 million and $36.73, respectively, at June 30, 2020. Book value per share was $39.69 at June 30, 2020 ($32.93 excluding net unrealized investment gains on fixed maturity securities*).
Additional information regarding net unrealized investment gains on fixed maturity securities in our investment portfolio at June 30, 2020 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this report.
Total shareholder dividends paid were $24.8 million for the six months ended June 30, 2020. In March and May 2020, the Board of Directors (Board) approved regular quarterly dividends of $0.30 per share.
For the six months ended June 30, 2020, we repurchased 52,095 shares of our common stock at an average price per share of $41.17 under our share repurchase program, which is further described in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, $20.6 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	50	Quarterly Report on Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Effective Interest Rates	Final Maturity
			June 30, 2020	December 31, 2019
Short-term debt
Bank Credit Facility	Variable	2024	$135.0	$135.0
Long-term debt (1)
4.50% Senior Notes, Aggregate principal amount of $250,000 less unaccrued discount of $395 and $426 and unamortized debt issuance costs of $1,433 and $1,549	4.50%	2025	248.2	248.0
Federal Home Loan Bank borrowing	0.52%	2022	54.0	50.0
Total			$437.2	$433.0
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

As of June 30, 2020, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. The Senior Notes are traded in the open market (HMN 4.50).
As of June 30, 2020, we had $54.0 million of borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowings. For the total $54.0 million received, $4.0 million matures on May 17, 2021, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrue at an annual weighted average rate of 0.52% as of June 30, 2020. The $54.0 million of FHLB borrowings is reported as Long-term debt in the Consolidated Balance Sheets.
As of June 30, 2020, we had $135.0 million of short-term debt outstanding under our Bank Credit Facility. On June 21, 2019, we, as borrower, replaced our current line of credit with a new five-year Credit Agreement (Bank Credit Facility). The new Bank Credit Facility increased the amount available on this senior revolving credit facility to $225.0 million from $150.0 million. PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A. served as joint leads on the new agreement, with The Northern Trust Company, U.S. Bank National Association, KeyBank National Association, Comerica Bank and Illinois National Bank participating in the syndicate. Terms and conditions of the new Bank Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points.
On July 1, 2019, we utilized the senior revolving credit facility to partially fund the acquisition of NTA. As of June 30, 2020, the amount outstanding on the senior revolving credit facility was $135.0 million. The $90.0 million unused portion of the Bank Credit Facility is available for use and subject to a variable commitment fee, which was 0.15% on an annual basis at June 30, 2020.
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

Horace Mann Educators Corporation	51	Quarterly Report on Form 10-Q

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property and Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental segment's subsidiaries. Assigned ratings and respective affirmation/review dates as of July 31, 2020 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best					7/2/2020
HMEC (parent company)	N.A.		bbb	(stable)
HMEC's Life	A	(stable)	N.A.
HMEC's Property and Casualty subsidiaries	A	(stable)	N.A.
HMEC's Supplemental subsidiaries	A-	(stable)	N.A.
Fitch	A	(stable)	BBB	(stable)	6/2/2020
Moody's	A2	(stable)	Baa2	(stable)	7/2/2019
S&P	A	(stable)	BBB	(stable)	2/19/2020
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

Horace Mann Educators Corporation	52	Quarterly Report on Form 10-Q

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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of June 30, 2020. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
Except as noted below, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 1, 2019, we completed our acquisition of NTA. We are in the process of integrating NTA and our controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Therefore, we have elected to exclude NTA from our assessment of internal control over financial reporting as of June 30, 2020.
Concurrent with the NTA acquisition, changes were made to the relevant business processes in order to monitor and maintain appropriate controls over financial reporting.

Horace Mann Educators Corporation	53	Quarterly Report on Form 10-Q

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
The global pandemic caused by the novel coronavirus (COVID-19) was initially reported in December and has developed into a worldwide crisis over the subsequent months, causing significant human suffering and widespread economic damage. By early 2020, COVID-19 spread across the world and efforts to contain the disease intensified. The affects of the outbreak on the U.S. economy, our customers, our agents, our employees, our investments and our communities, as well as any preventative or protective actions that we, our employees and agency force, our third-party service providers and suppliers, or governments may take to mitigate the impact of COVID-19 could have an adverse effect on our ability to conduct business and on our financial condition and results of operations. Impacts to our business could be widespread and material impacts may result, including but not limited to, the following:

•	employees contracting COVID-19;

•	reductions in our operating effectiveness as our employees work from home;

•	sustained lack of access to schools and teachers that could materially impact our sales and premium volumes;

•	public school systems facing budget constraints due to the economic impacts of the pandemic that could result in educator layoffs;

•	unprecedented volatility in financial markets that could materially affect our investment portfolio valuations and returns as well as our ability to generate targeted spreads on the indexed products;

•	regulatory mandates and/or legislative changes, including premium grace periods and premium credits;

•	changes in frequency and/or severity of claims;

•	increased credit risk;

•	business disruption for insurance agents who market and sell our insurance products; and

•	business disruptions to third parties at which we outsource certain business functions to or on which we rely for technology.
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

Horace Mann Educators Corporation	54	Quarterly Report on Form 10-Q

conditions. The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended June 30, 2020, we did not repurchase shares of our common stock. As of June 30, 2020, $20.6 million remained authorized for future share repurchases.
ITEM 5. I Other Information
We are not aware of any information required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2020 which has not been filed with the SEC.
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

Horace Mann Educators Corporation	55	Quarterly Report on Form 10-Q

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

Horace Mann Educators Corporation	56	Quarterly Report on Form 10-Q

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

(11) Statement regarding computation of per share earnings.

(15) KPMG LLP letter regarding unaudited interim financial information.

Horace Mann Educators Corporation	57	Quarterly Report on Form 10-Q

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	58	Quarterly Report on Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 7, 2020	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	August 7, 2020	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	August 7, 2020	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	59	Quarterly Report on Form 10-Q