Form 10-Q
period 2020-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2020-11-06
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 1-10890

HORACE MANN EDUCATORS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	37-0911756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Horace Mann Plaza, Springfield, Illinois      62715-0001
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: 217-789-2500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	HMN	New York Stock Exchange

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

As of October 31, 2020, the registrant had 41,412,903 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I: FINANCIAL INFORMATION
Item 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2020, the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and cash flows for the nine-month period ended September 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
November 6, 2020

Horace Mann Educators Corporation	1	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost 2020, $5,672,315; 2019, $5,456,980)	$6,168,558	$5,791,676
Equity securities at fair value	102,303	101,864
Limited partnership interests	418,187	383,717
Short-term and other investments	453,037	361,976
Total investments	7,142,085	6,639,233
Cash	65,475	25,508
Deferred policy acquisition costs	241,981	276,668
Deposit asset on reinsurance	2,402,539	2,346,166
Intangible assets, net	166,287	177,217
Goodwill	49,079	49,079
Other assets	447,414	474,364
Separate Account (variable annuity) assets	2,488,528	2,490,469
Total assets	$13,003,388	$12,478,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and policy reserves	$6,402,471	$6,234,452
Unpaid claims and claim expenses	454,516	442,854
Unearned premiums	272,660	279,163
Total policy liabilities	7,129,647	6,956,469
Other policyholder funds	744,494	647,283
Other liabilities	487,794	384,173
Short-term debt	135,000	135,000
Long-term debt	302,247	298,025
Separate Account (variable annuity) liabilities	2,488,528	2,490,469
Total liabilities	11,287,710	10,911,419
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2020, 66,298,901; 2019, 66,088,808	66	66
Additional paid-in capital	486,763	480,962
Retained earnings	1,399,527	1,352,539
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on fixed maturity securities	328,197	230,448
Net funded status of benefit plans	(10,767)	(10,767)
Treasury stock, at cost, 2020, 24,902,579 shares; 2019, 24,850,484 shares	(488,108)	(485,963)
Total shareholders’ equity	1,715,678	1,567,285
Total liabilities and shareholders’ equity	$13,003,388	$12,478,704

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Insurance premiums and contract charges earned	$235,353	$239,681	$697,049	$657,562
Net investment income	93,718	93,071	256,403	279,329
Net investment gains (losses)	2,469	(2,156)	(12,833)	151,594
Other income	5,540	6,040	17,478	16,941

Total revenues	337,080	336,636	958,097	1,105,426

Benefits, losses and expenses
Benefits, claims and settlement expenses	151,425	154,191	433,095	446,267
Interest credited	51,030	53,576	153,249	160,092
Operating expenses	57,837	63,632	173,117	175,954
DAC unlocking and amortization expense	24,561	26,344	74,962	82,965
Intangible asset amortization expense	3,558	3,781	10,930	4,863
Interest expense	3,553	4,608	11,722	11,223
Other expense - goodwill impairment	—	—	—	28,025

Total benefits, losses and expenses	291,964	306,132	857,075	909,389

Income before income taxes	45,116	30,504	101,022	196,037
Income tax expense	8,642	5,050	15,498	44,595

Net income	$36,474	$25,454	$85,524	$151,442

Net income per share
Basic	$0.87	$0.61	$2.04	$3.63
Diluted	$0.87	$0.60	$2.03	$3.61

Weighted average number of shares and equivalent shares
Basic	41,916	41,785	41,865	41,715
Diluted	42,058	42,030	42,013	41,911

Net investment gains (losses)
Total other-than-temporary impairment losses on securities	$(1,057)	$(5)	$(5,272)	$(276)
Portion of losses recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary impairment losses on securities recognized in net income	(1,057)	(5)	(5,272)	(276)
Sales and other, net	3,736	608	8,645	147,513
Change in fair value - equity securities	2,242	1,081	(5,644)	8,029
Change in fair value and gains (losses) realized on settlements - derivatives	(2,452)	(3,840)	(10,562)	(3,672)
Total	$2,469	$(2,156)	$(12,833)	$151,594

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive income (loss)
Net income	$36,474	$25,454	$85,524	$151,442
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	49,068	63,304	97,749	169,440
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive income (loss)	49,068	63,304	97,749	169,440
Total	$85,542	$88,758	$183,273	$320,882

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock, $0.001 par value
Beginning balance	$66	$66	$66	$66
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	66	66	66	66

Additional paid-in capital
Beginning balance	483,754	476,353	480,962	475,109
Options exercised and conversion of common stock units and restricted stock units	1,319	447	1,587	(1,314)
Share-based compensation expense	1,690	1,850	4,214	4,855
Ending balance	486,763	478,650	486,763	478,650

Retained earnings
Beginning balance	1,375,737	1,318,329	1,352,539	1,216,582
Net income	36,474	25,454	85,524	151,442
Dividends, 2020, $0.30, $0.90 per share; 2019, $0.2875, $0.8625 per share	(12,684)	(12,120)	(38,027)	(36,361)
Cumulative effect of change in accounting principle	—	—	(509)	—
Ending balance	1,399,527	1,331,663	1,399,527	1,331,663

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	268,362	190,892	219,681	84,756
Change in net unrealized investment gains (losses) on fixed maturity securities	49,068	63,304	97,749	169,440
Change in net funded status of benefit plans	—	—	—	—
Ending balance	317,430	254,196	317,430	254,196

Treasury stock, at cost
Beginning balance	(485,963)	(485,963)	(488,108)	(485,963)
Acquisition of shares	(2,145)	—	—	—
Ending balance	(488,108)	(485,963)	(488,108)	(485,963)
Shareholders' equity at end of period	$1,715,678	$1,578,612	$1,715,678	$1,578,612

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	5	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows - operating activities
Net income	$85,524	$151,442
Adjustments to reconcile net income to net cash provided by operating activities
Net investment (gains) losses	12,833	(151,594)
Amortization of premiums and accretion of discounts on fixed maturity securities, net	4,904	1,023
Depreciation and intangible asset amortization	17,547	9,751
Share-based compensation expense	4,578	5,666
Other expense - goodwill impairment	—	28,025
Changes in:
Accrued investment income	(5,476)	41,994
Insurance liabilities	97,952	40,180
Premium receivables	4,068	(9,671)
Deferred policy acquisitions	(2,546)	501
Reinsurance recoverables	3,265	11,837
Income tax liabilities	(3,419)	34,845
Other operating assets and liabilities	44,282	56,194
Other	4,312	(12,957)
Net cash provided by operating activities	267,824	207,236
Cash flows - investing activities
Fixed maturity securities
Purchases	(1,093,888)	(845,967)
Sales	352,766	651,058
Maturities, paydowns, calls and redemptions	525,310	645,946
Equity securities
Purchases	(23,170)	(10,510)
Sales and repayments	12,368	20,989
Limited partnership interests
Purchases	(59,958)	(42,388)
Sales	14,594	36,108
Change in short-term and other investments, net	(96,890)	(99,702)
Acquisition of businesses, net of cash acquired	—	(421,174)
Net cash used in investing activities	(368,868)	(65,640)
Cash flows - financing activities
Dividends paid to shareholders	(37,196)	(35,477)
Principal borrowings on Bank Credit Facility	—	135,000
FHLB borrowings	4,000	—
Acquisition of treasury stock	(2,145)	—
Proceeds from exercise of stock options	2,402	1,105
Withholding tax payments on RSUs tendered	(1,954)	(3,560)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	462,207	519,636
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(284,439)	(313,653)
Principal repayment on FHLB funding agreements	—	(275,000)
Life policy accounts
Deposits	6,775	7,143
Withdrawals and surrenders	(2,912)	(2,682)
Change in deposit asset on reinsurance	(14,797)	(130,740)
Change in book overdrafts	9,070	(15,925)
Net cash provided by (used in) financing activities	141,011	(114,153)
Net increase in cash	39,967	27,443
Cash at beginning of period	25,508	11,906
Cash at end of period	$65,475	$39,349

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	6	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020 and 2019

NOTE 1 - Basis of Presentation and Significant Accounting Policies
Business
Horace Mann Educators Corporation is a holding company for insurance subsidiaries that market and underwrite personal lines of property and casualty insurance products (primarily personal lines of automobile and property insurance), supplemental insurance products (primarily heart, cancer, accident and limited short-term supplemental disability coverages), retirement products (primarily tax-qualified fixed and variable annuities) and life insurance products, primarily to K-12 teachers, administrators and other employees of public schools and their families (collectively, HMEC, the Company or Horace Mann).
On July 1, 2019, the Company acquired NTA Life Enterprises, LLC (NTA). As a result, the Company’s reporting segments were changed effective in the third quarter of 2019. A newly created Supplemental segment was added to report on the personal lines of supplemental insurance products that are marketed and underwritten by NTA.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
The most significant critical accounting estimates include valuation of hard-to-value fixed maturity securities (including evaluation of other-than-temporary impairments), evaluation of goodwill and intangible assets for impairment, valuation of supplemental, annuity and life deferred policy acquisition costs, valuation of liabilities for property and casualty unpaid claims and claim expenses, valuation of certain investment contracts and policy reserves and valuation of assets acquired and liabilities assumed under purchase accounting.
Adoption of New Accounting Standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board (FASB) issued guidance which revised the credit loss recognition criteria for certain financial assets measured at amortized cost, including reinsurance recoverables. The guidance replaced the previous incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for a reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance that when deducted from the amortized cost basis of the related financial assets results in a net carrying value at the amount expected to be collected. A reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available for sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings.
The Company’s implementation activities are complete and the impacts relate to the Company’s commercial mortgage loan portfolio, agent advances, reinsurance recoverables and off-balance-sheet credit exposures for unfunded commercial mortgage loan commitments. The Company adopted the new guidance on January 1, 2020 and recognized a cumulative effect adjustment that decreased retained earnings by $0.5 million.
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
Accounting Policies
The following accounting policy has been updated to reflect the Company's adoption of Measurement of Credit Losses on Financial Instruments as described above.
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
For fixed maturity securities where the Company records a credit loss, a determination is made as to the cause of the impairment and whether the Company expects a recovery in value. For fixed maturity securities where the Company expects a recovery in value, the constant effective yield method is utilized, and the investment is amortized to par.
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

Horace Mann Educators Corporation	9	Quarterly Report on Form 10-Q

NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed maturity securities	$56,420	$59,319	$174,727	$227,196
Equity securities	1,130	1,107	3,520	3,697
Limited partnership interests	11,046	6,859	4,862	22,759
Short-term and other investments	2,774	4,207	8,415	(13,856)
Investment expenses	(2,151)	(2,179)	(7,262)	(7,420)
Net investment income - investment portfolio	69,219	69,313	184,262	232,376
Investment income - deposit asset on reinsurance	24,499	23,758	72,141	46,953
Total net investment income	$93,718	$93,071	$256,403	$279,329
Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed maturity securities	$2,656	$206	$3,116	$141,955
Equity securities	3,982	1,478	(3,670)	13,311
Short-term investments and other	(4,169)	(3,840)	(12,279)	(3,672)
Net investment gains (losses)	$2,469	$(2,156)	$(12,833)	$151,594

The Company, from time to time, sells invested assets subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company's intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company's investment strategy.
Net Investment Gains (Losses) by Transaction Type
The following table reconciles net investment gains (losses) pretax by transaction type:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Credit impairment write-downs	$—	$—	$—	$—
Change in intent write-downs	(1,057)	(5)	(5,272)	(276)
Net other-than-temporary impairment losses on securities recognized in net income	(1,057)	(5)	(5,272)	(276)
Sales and other, net	3,736	608	8,645	147,513
Change in fair value - equity securities	2,242	1,081	(5,644)	8,029
Change in fair value and gains (losses) realized on settlements - derivatives	(2,452)	(3,840)	(10,562)	(3,672)
Net investment gains (losses)	$2,469	$(2,156)	$(12,833)	$151,594

Horace Mann Educators Corporation	10	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$617,856	$85,219	$213	$702,862
Other, including U.S. Treasury securities	341,771	42,683	317	384,137
Municipal bonds	1,621,308	196,317	1,124	1,816,501
Foreign government bonds	40,143	4,644	—	44,787
Corporate bonds	1,802,423	189,986	8,926	1,983,483
Other asset-backed securities	1,248,814	22,353	34,379	1,236,788
Totals	$5,672,315	$541,202	$44,959	$6,168,558

December 31, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations: (1)
Mortgage-backed securities	$684,543	$41,263	$1,487	$724,319
Other, including U.S. Treasury securities	436,665	22,824	621	458,868
Municipal bonds	1,545,787	141,996	1,580	1,686,203
Foreign government bonds	42,801	2,569	—	45,370
Corporate bonds	1,464,444	118,775	1,795	1,581,424
Other asset-backed securities	1,282,740	20,883	8,131	1,295,492
Totals	$5,456,980	$348,310	$13,614	$5,791,676
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $390.7 million and $405.1 million; Federal Home Loan Mortgage Corporation (FHLMC) of $322.4 million and $283.1 million; and Government National Mortgage Association (GNMA) of $137.4 million and $147.4 million as of September 30, 2020 and December 31, 2019, respectively.

Horace Mann Educators Corporation	11	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position at September 30, 2020 and December 31, 2019, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses at September 30, 2020 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of September 30, 2020, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. Therefore, it was determined that the unrealized losses on the fixed maturity securities presented in the table below were not other-than-temporarily impaired as of September 30, 2020.

($ in thousands)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$8,519	$134	$1,246	$79	$9,765	$213
Other	31,797	317	—	—	31,797	317
Municipal bonds	47,067	1,124	—	—	47,067	1,124
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	203,521	8,444	9,873	482	213,394	8,926
Other asset-backed securities	397,424	24,376	413,159	10,003	810,583	34,379
Total	$688,328	$34,395	$424,278	$10,564	$1,112,606	$44,959

Number of positions with a gross unrealized loss	475		124		599
Fair value as a percentage of total fixed maturity securities at fair value	11.2%		6.9%		18.1%

December 31, 2019
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$72,422	$1,282	$2,620	$205	$75,042	$1,487
Other	38,341	619	1,527	2	39,868	621
Municipal bonds	91,195	977	9,160	603	100,355	1,580
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	58,198	886	16,622	909	74,820	1,795
Other asset-backed securities	218,710	1,970	442,791	6,161	661,501	8,131
Total	$478,866	$5,734	$472,720	$7,880	$951,586	$13,614

Number of positions with a gross unrealized loss	330		137		467
Fair value as a percentage of total fixed maturity securities at fair value	8.3%		8.2%		16.5%

Fixed maturity securities with an investment grade rating represented 80.8% of the gross unrealized losses as of September 30, 2020. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Horace Mann Educators Corporation	12	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
Credit Losses
The following table summarizes the cumulative amounts related to the Company's credit loss component of other-than-temporary impairment (OTTI) losses on fixed maturity securities held as of September 30, 2020 and 2019 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before an anticipated recovery in value, for which the non-credit portions of OTTI losses were recognized in OCI:

($ in thousands)	Nine Months Ended September 30,
	2020	2019
Cumulative credit loss (1)
Beginning of period	$1,529	$1,529
New credit losses	184	—
Increases to previously recognized credit losses	—	—
Losses related to securities sold or paid down during the period	(103)	—
End of period	$1,610	$1,529
(1)The cumulative credit loss amounts exclude OTTI losses on fixed maturity securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before an anticipated recovery in value.

For the three and nine months ended September 30, 2020, there was no allowance recognized for current expected credit losses with respect to fixed maturity securities classified as available for sale.
Maturities of Fixed Maturity Securities
The following table presents the distribution of the Company’s fixed maturity securities portfolio by estimated expected maturity. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers' utilization of the right to call or prepay obligations with or without call or prepayment penalties. For structured securities, estimated expected maturities consider broker-dealer survey prepayment assumptions and are verified for consistency with the interest rate and economic environments.

($ in thousands)	Percent of Total Fair Value		September 30, 2020
	September 30, 2020	December 31, 2019	Fair Value	Amortized Cost
Estimated expected maturity:
Due in 1 year or less	4.2%	3.6%	$261,323	$258,244
Due after 1 year through 5 years	28.1%	27.4%	1,734,450	1,676,356
Due after 5 years through 10 years	28.9%	29.6%	1,782,261	1,628,583
Due after 10 years through 20 years	24.3%	26.1%	1,496,331	1,309,759
Due after 20 years	14.5%	13.3%	894,193	799,373
Total	100.0%	100.0%	$6,168,558	$5,672,315

Average option-adjusted duration, in years	6.3	6.0

Horace Mann Educators Corporation	13	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019 (1)
Fixed maturity securities
Proceeds received	$58,604	$149,319	$352,766	$651,058
Gross gains realized	3,744	1,258	14,029	149,574
Gross losses realized	(31)	(1,047)	(5,924)	(7,128)

Equity securities
Proceeds received	$309	$1,367	$12,368	$18,489
Gross gains realized	79	428	2,119	5,562
Gross losses realized	(38)	(32)	(1,843)	(542)
(1)Gross gains realized presented above include a $135.3 million realized investment gain associated with a transfer of investments to a reinsurer as consideration paid during the second quarter of 2019 in connection with the reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Note 5 for further information.
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in accumulated other comprehensive income (AOCI), before the impact of DAC:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$329,887	$231,087	$264,410	$111,712
Change in net unrealized investment gains (losses) on fixed maturity securities	56,901	75,283	128,060	315,988
Reclassification of net investment (gains) losses on securities to net income	5,244	(1,330)	(438)	(122,660)
End of period	$392,032	$305,040	$392,032	$305,040
Limited Partnership Interests
As of September 30, 2020 and December 31, 2019, the carrying value of equity method limited partnership interests totaled $418.2 million and $383.7 million, respectively. Principal factors influencing carrying value appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnership interests when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
Offsetting of Assets and Liabilities
The Company's derivatives are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached.

Horace Mann Educators Corporation	14	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in thousands)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2020
Asset derivatives:
Free-standing derivatives	$10,793	$—	$10,793	$7,952	$1,960	$881

December 31, 2019
Asset derivatives:
Free-standing derivatives	13,239	—	13,239	7,687	6,640	(1,088)
Deposits
At September 30, 2020 and December 31, 2019, fixed maturity securities with a fair value of $26.9 million and $26.0 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, at September 30, 2020 and December 31, 2019, fixed maturity securities with a fair value of $697.1 million and $594.2 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $644.5 million at September 30, 2020 and $545.0 million at December 31, 2019. The deposited securities are included in Fixed maturity securities on the Company’s Consolidated Balance Sheets.
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

NOTE 3 - Fair Value of Financial Instruments (continued)
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for those assets and liabilities measured and carried at fair value on a recurring basis. During the nine months ended September 30, 2020 and 2019, there were no transfers between Level 1 and Level 2. At September 30, 2020, Level 3 invested assets comprised 5.0% of the Company’s total investment portfolio at fair value.

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2020
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$702,862	$702,862	$—	$690,663	$12,199
Other, including U.S. Treasury securities	384,137	384,137	18,446	365,691	—
Municipal bonds	1,816,501	1,816,501	—	1,750,830	65,671
Foreign government bonds	44,787	44,787	—	44,787	—
Corporate bonds	1,983,483	1,983,483	14,076	1,848,222	121,185
Other asset-backed securities	1,236,788	1,236,788	—	1,108,189	128,599
Total fixed maturity securities	6,168,558	6,168,558	32,522	5,808,382	327,654
Equity securities	102,303	102,303	36,274	65,941	88
Short-term investments	254,309	254,309	250,206	4,103	—
Other investments	30,245	30,245	—	30,245	—
Totals	$6,555,415	$6,555,415	$319,002	$5,908,671	$327,742
Separate Account (variable annuity) assets (1)	$2,488,528	$2,488,528	$2,488,528	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$1,703	$1,703	$—	$1,703	$—
Other policyholder funds, embedded derivatives	$98,070	$98,070	$—	$—	$98,070

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

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

($ in thousands)	Financial Assets						Financial Liabilities (1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2020	$73,171	$126,292	$200,146	$399,609	$115	$399,724	$93,619
Transfers into Level 3 (3)	6,209	6,798	8,663	21,670	—	21,670	—
Transfers out of Level 3 (3)	(16,708)	(12,511)	(70,950)	(100,169)	—	(100,169)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(238)	(238)	(27)	(265)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	4,406
Net unrealized investment gains (losses) included in OCI	3,150	551	6,321	10,022	—	10,022	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	1,951
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(151)	55	(3,144)	(3,240)	—	(3,240)	(1,906)
Ending balance, September 30, 2020	$65,671	$121,185	$140,798	$327,654	$88	$327,742	$98,070

Beginning balance, January 1, 2020	$44,291	$103,952	$146,828	$295,071	$107	$295,178	$93,733
Transfers into Level 3 (3)	80,686	39,601	95,377	215,664	—	215,664	—
Transfers out of Level 3 (3)	(62,625)	(26,699)	(77,335)	(166,659)	—	(166,659)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(238)	(238)	(19)	(257)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	5,330
Net unrealized investment gains (losses) included in OCI	3,962	378	(14,780)	(10,440)	—	(10,440)	—
Purchases	—	6,875	1,890	8,765	—	8,765	—
Issuances	—	—	—	—	—	—	5,818
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(643)	(2,922)	(10,944)	(14,509)	—	(14,509)	(6,811)
Ending balance, September 30, 2020	$65,671	$121,185	$140,798	$327,654	$88	$327,742	$98,070
(1)Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.
(2)Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.
(3)Transfers into and out of Level 3 during the three and nine months ended September 30, 2020 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Horace Mann Educators Corporation	17	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

($ in thousands)	Financial Assets						Financial Liabilities (1)
	Municipal Bonds	Corporate Bonds	Other Mortgage- Backed Securities (2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2019	$46,984	$79,222	$128,438	$254,644	$69	$254,713	$85,961
Transfers into Level 3 (3)	—	18,916	21,004	39,920	1	39,921	—
Transfers out of Level 3 (3)	—	(2,822)	(449)	(3,271)	—	(3,271)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	46	46	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	3,661
Net unrealized investment gains (losses) included in OCI	842	1,744	397	2,983	—	2,983	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	2,033
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(121)	(387)	(2,685)	(3,193)	—	(3,193)	(2,557)
Ending balance, September 30, 2019	$47,705	$96,673	$146,705	$291,083	$116	$291,199	$89,098

Beginning balance, January 1, 2019	$47,531	$80,742	$120,211	$248,484	$5	$248,489	$78,700
Transfers into Level 3 (3)	—	24,798	42,938	67,736	65	67,801	—
Transfers out of Level 3 (3)	—	(7,698)	(449)	(8,147)	—	(8,147)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	46	46	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	8,366
Net unrealized investment gains (losses) included in OCI	649	6,254	3,052	9,955	—	9,955	—
Purchases	—	1,566	—	1,566	—	1,566	—
Issuances	—	—	—	—	—	—	7,482
Sales	—	—	(607)	(607)	—	(607)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(475)	(8,989)	(18,440)	(27,904)	—	(27,904)	(5,450)
Ending balance, September 30, 2019	$47,705	$96,673	$146,705	$291,083	$116	$291,199	$89,098
(1)    Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.
(2)    Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other mortgage-backed securities.
(3)    Transfers into and out of Level 3 during the three and nine months ended September 30, 2019 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the nine months ended September 30, 2020 and September 30, 2019, the Company had $0.3 million and no net investment losses on Level 3 financial assets, respectively. For the three and nine months ended September 30, 2020, net investment losses of $4.4 million and $5.3 million were included in net income that were attributable to changes in the fair value of Level 3 financial liabilities; for the three and nine months ended September 30, 2019, the respective net investment losses were $3.7 million and $8.4 million.

Horace Mann Educators Corporation	18	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in thousands)
Financial Assets	Fair Value at September 30, 2020	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate (1)
Municipal bonds	$65,671	discounted cash flow	I spread (2)	578 bps
Corporate bonds	121,185	discounted cash flow	N spread (3)	320 - 818 bps
		market comparable	option adjusted spread	12.54%
Other asset-backed securities	128,599	vendor price	haircut	3.00% - 5.00%
		discounted cash flow	constant prepayment rate	20.00%
		discounted cash flow	T spread (4)	235 - 800 bps
		discounted cash flow	PDI interest margin (5)	7.13%
		discounted cash flow	SBL interest margin (6)	4.50%
Government mortgage-backed securities	12,199	vendor price	haircut	3.00% - 5.00%
Equity securities	88	Black Scholes	equity value	low - $43.27; high - $44.53

($ in thousands)
Financial Liabilities	Fair Value at September 30, 2020	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate (1)
Derivatives embedded in fixed indexed annuity products	$98,070	discounted cash flow	lapse rate	5.25%
			mortality multiplier (7)	61.00%
			option budget	1.00% - 2.50%
			non-performance adjustment (8)	5.00%
(1)    When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.
(2)    "I spread" is the interpolated weighted average life point on the "on the run" (OTR) point of the curve.
(3)    "N spread" is the interpolated weighted average life point on the swap curve.
(4)    "T spread" is a specific point on the OTR curve.
(5)    "PDI" stands for private debt investment.
(6)    "SBL" stands for broadly syndicated loans.
(7)    Mortality multiplier is applied to the Annuity 2000 table.
(8)    Determined as a percentage of a risk-free rate.

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

($ in thousands)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2020
Financial Assets
Investments
Other investments	$168,500	$172,303	$—	$—	$172,303
Deposit asset on reinsurance	2,402,539	2,925,672	—	—	2,925,672
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,812,911	4,720,941	—	—	4,720,941
Investment contract and policy reserves, account values on life contracts	97,522	102,290	—	—	102,290
Other policyholder funds	646,424	646,424	—	590,687	55,737
Short-term debt	135,000	135,000	—	—	135,000
Long-term debt	302,247	331,829	—	331,829	—

December 31, 2019
Financial Assets
Investments
Other investments	$163,312	$167,185	$—	$—	$167,185
Deposit asset on reinsurance	2,346,166	2,634,012	—	—	2,634,012
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,675,774	4,609,880	—	—	4,609,880
Investment contract and policy reserves, account values on life contracts	93,465	98,332	—	—	98,332
Other policyholder funds	553,550	553,550	—	495,812	57,738
Short-term debt	135,000	135,000	—	—	135,000
Long-term debt	298,025	322,678	—	322,678	—

Horace Mann Educators Corporation	20	Quarterly Report on Form 10-Q

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

($ in thousands)	September 30, 2020	December 31, 2019
Assets
Derivatives, included in Short-term and other investments	$10,793	$13,239

Liabilities
FIA - embedded derivatives, included in Other policyholder funds	98,070	93,733
IUL - embedded derivatives, included in Investment contract and policy reserves	1,703	1,314

In general, the change in the fair value of the embedded derivatives related to FIA will not correspond to the change in fair value of the purchased call options because the purchased call options are one-year options while the options valued in the embedded derivatives represent the rights of the policyholder to receive index credits over the entire period the FIA contracts are expected to be in force, which typically exceeds 10 years. The changes in fair value of derivatives for FIA and IUL included in the Consolidated Statements of Operations were as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in fair value of derivatives: (1)
Net investment gains (losses)	$2,666	$(149)	$(5,124)	$5,280

Change in fair value of embedded derivatives:
Net investment gains (losses)	(5,118)	(3,691)	(5,438)	(8,952)
(1)Includes gains or losses recognized at the expiration of the option term or early termination and the changes in fair value for open options.

Horace Mann Educators Corporation	21	Quarterly Report on Form 10-Q

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
The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in thousands)	September 30, 2020				December 31, 2019
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value
Bank of America, N.A.	A+	Aa2	$198,100	$9,135	$174,900	$8,523
Barclays Bank PLC	A	A1	98,900	1,658	115,300	3,347
Citigroup Inc.	BBB+	A3	—	—	—	—
Credit Suisse International	A+	A1	—	—	—	—
Societe Generale	A	A1	—	—	27,800	1,369
Total			$297,000	$10,793	$318,000	$13,239

As of September 30, 2020 and December 31, 2019, the Company held $9.9 million and $14.3 million, respectively, of cash and financial instruments received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company’s maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $0.3 million per counterparty.
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

NOTE 6 - Goodwill and Intangible Assets, net

The Company conducts impairment testing for goodwill and intangible assets at least annually, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. See Part II - Item 8, Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further description of impairment testing.
There were no changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2020. The carrying amount of goodwill by reporting unit as of September 30, 2020 was as follows:

($ in thousands)	September 30, 2020
Property and Casualty	$9,460
Supplemental	19,621
Retirement	10,087
Life	9,911
Total	$49,079

As of September 30, 2020, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of Benefit Consultants Group, Inc. (BCG) and NTA during 2019. The acquisition of BCG resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $14.1 million and the acquisition of NTA resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $160.4 million. As of September 30, 2020 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in thousands)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	30	$94,419
Value of distribution acquired	17	53,996
Value of agency relationships	14	16,981
Value of customer relationships	10	9,080
Total	23	174,476
Accumulated amortization:
Value of business acquired		(9,113)
Value of distribution acquired		(4,355)
Value of agency relationships		(3,417)
Value of customer relationships		(2,835)
Total		(19,720)
Net intangible assets subject to amortization:		$154,756
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

NOTE 6 - Goodwill and Intangible Assets, net (continued)
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in thousands)
Year Ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$3,558
2021	13,411
2022	12,433
2023	11,577
2024	10,805
Thereafter	102,972
Total	$154,756
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
Indefinite-lived intangible assets (not subject to amortization) as of September 30, 2020 were as follows:

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Property and Casualty
Beginning gross reserves (1)	$388,491	$367,862	$386,976	$367,180
Less: reinsurance recoverables	116,083	77,345	120,506	89,725
Net reserves, beginning of period (2)	272,408	290,517	266,470	277,455
Incurred claims and claim expenses:
Claims occurring in the current period	125,622	122,470	340,243	375,648
Decrease in estimated reserves for claims occurring in prior periods (3)	(7,200)	(3,500)	(9,200)	(7,500)
Total claims and claim expenses incurred (4)	118,422	118,970	331,043	368,148
Claims and claim expense payments for claims occurring during:
Current period	91,008	101,499	195,891	230,968
Prior periods	19,280	29,747	121,080	136,394
Total claims and claim expense payments	110,288	131,246	316,971	367,362
Net reserves, end of period (2)	280,542	278,241	280,542	278,241
Plus: reinsurance recoverables	114,773	76,526	114,773	76,526
Ending gross reserves (1)	$395,315	$354,767	$395,315	$354,767
(1)Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Supplemental, Life and Retirement of $59.2 million and $57.5 million as of September 30, 2020 and 2019, respectively, in addition to Property and Casualty reserves.
(2)Reserves net of anticipated reinsurance recoverables.
(3)Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(4)Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Supplemental, Life and Retirement of $33.0 million and $102.1 million for the three and nine months ended September 30, 2020, respectively, in addition to Property and Casualty amounts. Benefits, claims and settlement expenses for Supplemental, Life and Retirement were $35.2 million and $78.1 million for the three and nine months ended September 30, 2019, respectively.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $9.2 million and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively. The favorable development for the nine months ended September 30, 2020 was the result of favorable loss trends in automobile and homeowners loss emergence of $4.0 million for accident years 2019 and prior and $5.2 million of subrogation received largely related to the 2018 Camp Fire in California. The favorable development for the nine months ended September 30, 2019 was the result of favorable loss trends in automobile and homeowners loss emergence for accident years 2018 and prior.

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

($ in thousands)	Gross Amount	Ceded to Other Companies (1)	Assumed from Other Companies	Net Amount
Three months ended September 30, 2020
Premiums written and contract deposits (2)	$368,577	$2,146	$2,422	$368,853
Premiums and contract charges earned	237,193	4,261	2,421	235,353
Benefits, claims and settlement expenses	59,401	(90,161)	1,863	151,425

Three months ended September 30, 2019
Premiums written and contract deposits (2)	$374,598	$5,968	$2,586	$371,216
Premiums and contract charges earned	245,200	8,181	2,662	239,681
Benefits, claims and settlement expenses	154,718	2,310	1,783	154,191

Nine months ended September 30, 2020
Premiums written and contract deposits (2)	$1,034,687	$14,835	$6,928	$1,026,780
Premiums and contract charges earned	710,998	20,945	6,996	697,049
Benefits, claims and settlement expenses	342,218	(85,770)	5,107	433,095

Nine months ended September 30, 2019
Premiums written and contract deposits (2)	$988,588	$17,844	$7,557	$978,301
Premiums and contract charges earned	671,871	22,158	7,849	657,562
Benefits, claims and settlement expenses	450,206	9,399	5,460	446,267
(1)    Excludes the annuity reinsurance transaction accounted for using the deposit method that is discussed in Note 5.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.
NOTE 9 - Commitments
Investment Commitments
From time to time, the Company has outstanding commitments to fund investments in limited partnership interests, commercial mortgage loans and bank loans. Such unfunded commitments were $484.9 million and $306.2 million at September 30, 2020 and December 31, 2019, respectively.

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Insurance premiums and contract charges earned
Property and Casualty	$166,070	$170,483	$488,756	$512,626
Supplemental (1)	32,480	32,921	98,772	32,921
Retirement	7,389	6,624	21,486	22,133
Life	29,414	29,653	88,035	89,882
Total	$235,353	$239,681	$697,049	$657,562

Net investment income
Property and Casualty	$13,632	$10,726	$30,250	$33,587
Supplemental (1)	4,321	3,691	11,876	3,691
Retirement	58,115	60,770	166,684	188,193
Life	18,244	18,453	49,432	54,829
Corporate and Other	(30)	—	(142)	(37)
Intersegment eliminations	(564)	(569)	(1,697)	(934)
Total	$93,718	$93,071	$256,403	$279,329

Net income (loss)
Property and Casualty	$15,810	$14,194	$53,669	$34,347
Supplemental (1)	10,546	6,943	30,562	6,943
Retirement	7,792	5,915	16,578	(6,979)
Life	4,306	5,101	6,869	13,617
Corporate and Other	(1,980)	(6,699)	(22,154)	103,514
Total	$36,474	$25,454	$85,524	$151,442

($ in thousands)	September 30, 2020	December 31, 2019
Assets
Property and Casualty	$1,354,685	$1,327,099
Supplemental	828,760	747,602
Retirement	8,609,262	8,330,127
Life	2,108,067	1,964,993
Corporate and Other	167,697	172,955
Intersegment eliminations	(65,083)	(64,072)
Total	$13,003,388	$12,478,704
(1)    Acquired on July 1, 2019. The nine month comparison is not meaningful.

Horace Mann Educators Corporation	27	Quarterly Report on Form 10-Q

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

($ in thousands)	Net Unrealized Investment Gains (Losses) on Securities (1)(2)	Net Funded Status of Benefit Plans (1)	Total (1)
Beginning balance, July 1, 2020	$279,129	$(10,767)	$268,362
Other comprehensive income (loss) before reclassifications	54,312	—	54,312
Amounts reclassified from AOCI	(5,244)	—	(5,244)
Net current period other comprehensive income (loss)	49,068	—	49,068
Ending balance, September 30, 2020	$328,197	$(10,767)	$317,430

Beginning balance, January 1, 2020	$230,448	$(10,767)	$219,681
Other comprehensive income (loss) before reclassifications	97,311	—	97,311
Amounts reclassified from AOCI	438	—	438
Net current period other comprehensive income (loss)	97,749	—	97,749
Ending balance, September 30, 2020	$328,197	$(10,767)	$317,430
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $6.6 million and $(0.6) million, are included in Net investment gains (losses) and the related income tax expenses, $1.4 million and $(0.1) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2020, respectively.

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
(1)    All amounts are net of tax.
(2)    The pretax amounts reclassified from AOCI, $1.6 million and $155.2 million, are included in Net investment gains (losses) and the related income tax expenses, $0.3 million and $32.6 million, are included in Income tax expense in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	28	Quarterly Report on Form 10-Q

NOTE 12 - Supplemental Consolidated Cash and Cash Flow Information

($ in thousands)	September 30,	December 31,
	2020	2019
Cash	$64,778	$25,206
Restricted cash	697	302
Total cash and restricted cash shown in the Consolidated Balance Sheets	$65,475	$25,508

($ in thousands)	Nine Months Ended September 30,
	2020	2019
Cash paid during the nine months for:
Interest	$9,258	$6,948
Income taxes	18,456	12,696
Non-cash investing activities include $2.1 billion of investments transferred to a reinsurer as consideration paid during the second quarter of 2019 in connection with the Company's reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Note 5 for further information.
Non-cash investing activities in respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the three and nine months ended September 30, 2020 and 2019, respectively.
ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Third Quarter 2020 Investor Supplement.
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
HMEC is an insurance holding company, and through its subsidiaries, it markets and underwrites personal lines of property and casualty insurance products, supplemental insurance products, retirement products, and life insurance products in the United States of America (U.S.). We market our products primarily to K-12 teachers, administrators and other employees of public schools and their families.
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
As discussed in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, we successfully transitioned the organization, through our employees and agents, from one that relied on in-person experience to one that has become primarily virtual. While the current environment continues to present challenges, our operations are being conducted successfully and we continue to support our agents and serve our customers in an effective manner.
As of the end of September 2020, approximately 20% of our employees have returned to work in one of our office locations. The majority of our employees continue to work remotely. The return to office plans are being guided by data from the Center for Disease Control. We are limiting office occupancy to no more than 50% of pre-COVID-19 levels to enable effective social distancing for some time. We have also implemented other prevention strategies to reduce the potential transmission of COVID-19, such as requiring face masks in common office areas.
Taking into account the virtual work environment, we have implemented additional cybersecurity measures including increasing security and network monitoring to proactively identify and prevent potential security threats and vulnerabilities. We also are identifying and assessing critical third-party vendors and ensuring their ability to continue to perform as anticipated.
Horace Mann markets primarily to K-12 teachers, administrators and other employees of public schools and their families and we estimate that 80% of our customer base are educators or other individuals employed by public school systems. In our experience, educators generally remain employed during periods of economic disruption. As the country entered the 2020-2021 school year facing continued pandemic-related challenges, educators have largely remained employed, although they may be even busier than before, as many are being asked to devote time to both in-person teaching as well as remote learning to minimize the spread of COVID-19 in their communities.
We continue to work with our network of exclusive agents to make sure they are using virtual tools that can allow them to reach current and potential educator customers when face-to-face interactions are not possible. We are implementing a variety of new and modified forums to provide access to the financial solutions we offer educators. However, growth in new sales has slowed since the pandemic began, particularly sales generated from in-person events at schools. This may be exacerbated if public school systems face budget constraints due to the economic impacts of the pandemic and/or access to "in school" events remains restricted.
For further discussion regarding the current period and potential future impacts of COVID-19 and related economic conditions on us, see "Outlook for 2020" and other content within this MD&A as well as Part II—Item 1A.

Horace Mann Educators Corporation	30	Quarterly Report on Form 10-Q

In addition, over the past several years, we proactively de-risked our portfolio in anticipation of an economic downturn and believe we are well positioned for the current dislocation in the markets. Although we have experienced the impacts of market volatility on our fixed maturity security and limited partnership interest valuations during 2020, the investment portfolio is well diversified, is 91.7% investment grade-rated and has an average rating of A+. The annuity reinsurance agreement, entered into in the second quarter of 2019, which reinsured a $2.2 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, helps mitigate the risk of not being able to generate spreads on the annuity business that meet our return targets. We believe our capital and reserves are adequate to address any unusual loss patterns resulting from COVID-19.
Amid rapidly changing dynamics, we are continuing to evaluate all aspects of our operations and making necessary adjustments to manage our business. Ultimately, the extent of the impact will depend on how long it takes for the economy to return to some degree of normality. To date, these steps have been effective and have maintained business continuity. Based on assumptions that presume a return to a normal operating environment within twelve months, capital and liquidity are expected to remain at or near target levels. We believe we are financially strong despite the potential impact of COVID-19 and continued to produce solid operating results in the third quarter of 2020.
Consolidated Financial Highlights
(All comparisons vs. same periods in 2019, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2020-2019	Nine Months Ended September 30,		2020-2019
	2020	2019	Change %	2020	2019	Change %
Total revenues	$337.1	$336.6	0.1%	$958.1	$1,105.4	-13.3%
Net income	36.5	25.4	43.7%	85.5	151.4	-43.5%
Per diluted share:
Net income	0.87	0.60	45.0%	2.03	3.61	-43.8%
Net investment gains (losses), after tax	0.05	(0.04)	N.M.	(0.24)	2.84	N.M.
Book value per share				$41.45	$38.30	8.2%
Net income return on equity - last twelve months				7.4%	9.2%
Net income return on equity - annualized				6.9%	14.1%

For the three and nine months ended September 30, 2020, net income increased $11.1 million and decreased $65.9 million, respectively over the prior year periods. The three month increase was primarily due to net investment gains and lower operating expenses across all segments. The nine month decrease was primarily due to recognition of a $106.9 million after tax realized investment gain in the second quarter of 2019 with respect to the transfer of investments as consideration in connection with the annuity reinsurance transaction partially offset by favorable automobile loss experience in the current year period.

Horace Mann Educators Corporation	31	Quarterly Report on Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2019, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2020-2019	Nine Months Ended September 30,		2020-2019
	2020	2019	Change %	2020	2019	Change %
Insurance premiums and contract charges earned	$235.3	$239.7	-1.8%	$697.0	$657.6	6.0%
Net investment income	93.7	93.0	0.8%	256.4	279.3	-8.2%
Net investment gains (losses)	2.5	(2.1)	N.M.	(12.8)	151.6	N.M.
Other income	5.6	6.0	-6.7%	17.5	16.9	3.6%
Total revenues	337.1	336.6	0.1%	958.1	1,105.4	-13.3%

Benefits, claims and settlement expenses	151.4	154.2	-1.8%	433.1	446.3	-3.0%
Interest credited	51.1	53.6	-4.7%	153.3	160.1	-4.2%
Operating expenses	57.9	63.6	-9.0%	173.1	175.9	-1.6%
DAC unlocking and amortization expense	24.6	26.3	-6.5%	75.0	82.9	-9.5%
Intangible asset amortization expense	3.5	3.8	-7.9%	10.9	4.9	122.4%
Interest expense	3.5	4.6	-23.9%	11.7	11.2	4.5%
Other expense - goodwill impairment	—	—	—	—	28.0	N.M.
Total benefits, losses and expenses	292.0	306.1	-4.6%	857.1	909.3	-5.7%

Income before income taxes	45.1	30.5	47.9%	101.0	196.1	-48.5%
Income tax expense	8.6	5.1	68.6%	15.5	44.7	-65.3%
Net income	$36.5	$25.4	43.7%	$85.5	$151.4	-43.5%
Insurance Premiums and Contract Charges Earned
For the three and nine months ended September 30, 2020, insurance premiums and contract charges earned decreased $4.4 million and increased $39.4 million, respectively. The decrease for the three months was primarily due to lower premiums earned by Property and Casualty. The increase for the nine months was primarily due to the addition of earned premiums from the new Supplemental segment partially offset by recognition of $10.7 million of automobile premium credits to our policyholders related to reduced driving activity due to COVID-19.
Net Investment Income
Excluding accreted investment income on the deposit asset on reinsurance, for the three and nine months ended September 30, 2020, net investment income was flat for the three months and decreased $48.0 million for the nine months. The decline was primarily due to a $2.1 billion reduction in invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019 as well as lower than expected returns on limited partnership interests. Investment yields continue to be impacted by the low interest rate environment of recent years. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment yield, excluding limited partnership interests, pretax - annualized*	4.2%	4.6%	4.4%	4.7%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.3%	3.7%	3.5%	3.8%

During the three and nine months ended September 30, 2020, we continued to identify and purchase investments, including funding a modest level of limited partnership interests, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall conservative investment guidelines.

Horace Mann Educators Corporation	32	Quarterly Report on Form 10-Q

Net Investment Gains (Losses)
For the three and nine months ended September 30, 2020, net investment gains increased $4.6 million and decreased $164.4 million, respectively. The increase for the three months can be seen in the table below. The decrease for the nine months is primarily a result of a realized investment gain of $135.3 million recognized during the second quarter of 2019 in connection with the transfer of investments related to the aforementioned annuity reinsurance transaction. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net other-than-temporary impairment losses on securities recognized in net income	$(1.1)	$—	$(5.3)	$(0.3)
Sales and other, net	3.7	0.6	8.6	147.5
Change in fair value - equity securities	2.3	1.1	(5.6)	8.0
Change in fair value and gains (losses) realized on settlements - derivatives	(2.4)	(3.8)	(10.5)	(3.6)
Net investment gains (losses)	$2.5	$(2.1)	$(12.8)	$151.6

From time to time, we may sell securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to sell an invested asset.
Other Income
For the three and nine months ended September 30, 2020, other income was comparable to the prior year periods.
Benefits, Claims and Settlement Expenses
For the three and nine months ended September 30, 2020, benefits, claims and settlement expenses decreased $2.8 million and $13.2 million, respectively, driven primarily by lower benefits in the Supplemental segment for the three months. For the nine months, favorable automobile loss experience as a result of lower frequency of losses related to reduced driving activity due to COVID-19, is partially offset by higher catastrophe losses and nine months of benefits and settlement expenses from the new Supplemental segment compared to three months from Supplemental in the prior year period.
Interest Credited
For the three and nine months ended September 30, 2020, interest credited decreased $2.5 million and $6.8 million, respectively, driven primarily by a lower interest rate and a lower level of Federal Home Loan Bank (FHLB) funding agreements. Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block was 2.5% at September 30, 2020 and September 30, 2019, respectively.
Operating Expenses
For the three and nine months ended September 30, 2020, operating expenses decreased $5.7 million and $2.8 million, respectively, primarily due to expense reduction initiatives that began in 2019 as well as a lower level of expenses realized in 2020 due to COVID-19. The nine month decrease was partially offset by the inclusion of $29.4 million of operating expenses from Supplemental operations compared to $10.4 million of operating expenses in the prior year.
Deferred Acquisition Costs (DAC) Unlocking and Amortization Expense
For the three months ended September 30, 2020, DAC unlocking and amortization expense decreased $1.7 million primarily due to $0.7 million of favorable DAC unlocking in Retirement for the current quarter (primarily market performance) compared to no DAC unlocking in the prior year quarter. For the nine months ended September 30, 2020, DAC unlocking and amortization expense decreased $7.9 million primarily due to accelerated amortization of the DAC asset associated with the reinsured annuity block that occurred in the second quarter of 2019. For Life, DAC unlocking resulted in an immaterial change to amortization for the three and nine months ended September 30, 2020.

Horace Mann Educators Corporation	33	Quarterly Report on Form 10-Q

Intangible Asset Amortization Expense
For the three and nine months ended September 30, 2020, intangible asset amortization expense decreased $0.3 million and increased $6.0 million, respectively. The increase for the nine months was primarily due to the acquisition of NTA Life Enterprises, LLC (NTA) on July 1, 2019.
Interest Expense
For the three and nine months ended September 30, 2020, interest expense decreased $1.1 million for the three months due to lower interest rates on our senior revolving credit facility and increased $0.5 million for the nine months as we utilized our senior revolving credit facility in the third quarter of 2019 to partially fund the acquisition of NTA on July 1, 2019.
Other Expense - Goodwill Impairment
For the nine months ended September 30, 2019, other expense represented a goodwill impairment charge in Retirement resulting from the annuity reinsurance transaction.
Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 15.3% and 22.7% for the nine months ended September 30, 2020 and 2019, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 4.0 and 1.8 percentage points for the nine months ended September 30, 2020 and 2019, respectively. The goodwill impairment charge in the Retirement segment increased the effective income tax rate by 2.8 percentage points at September 30, 2019.
On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, “the CARES Act”, was signed into legislation. The CARES Act includes tax provisions relevant to businesses, and some of the significant changes include allowance of a five year carryback of net operating losses for 2018-2020 and the suspension of the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020. The effects of the CARES Act are reflected in our income tax expense calculations as of March 31, 2020. Accounting Standards Codification Topic 740: Income Taxes requires that the impact of the CARES Act be recognized in the period in which the law was enacted. As a result, total income tax expense for the three months ended March 31, 2020 includes a benefit of $2.8 million (that reduced the effective income tax rate by 2.8 percentage points) to reflect a net operating loss carryback to taxable years for which the corporate rate was 35% as compared to the current corporate rate of 21%.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
At September 30, 2020, our federal income tax returns for years prior to 2014 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2020
The following discussion provides outlook information for our results of operations and capital position.
The impacts of COVID-19 and related economic conditions on the Company’s results continue to be highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. For additional information on the risks posed by COVID-19, see “Our business may be adversely affected by the recent COVID-19 outbreak” included in “Part II—Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q.
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2020 full year net income will be within a range of $2.95 to $3.15 per diluted share. The increase in the range from the Outlook for 2020 we discussed in the Quarterly Report on Form 10-Q for the prior quarter ended June 30, 2020 anticipates an increase in the Supplemental segment results as discussed below.

Horace Mann Educators Corporation	34	Quarterly Report on Form 10-Q

Property and Casualty
Net written premiums for 2020 are expected to be below 2019 levels due lower levels of new business resulting from the pandemic and the recognition of $10.7 million of COVID-19 related premium credits. Retention remains stable and we anticipate rates will remain stable in the current environment. The expense ratio is expected to be slightly lower than the 2019 expense ratio of 26.9 points.
Lower levels of automobile loss frequency resulting from temporary changes in policyholder driving patterns due to COVID-19 continued in the third quarter. Frequency was most favorably impacted in the month of April, with May and June levels rising sequentially. Third quarter frequency was approximately 20% below the prior year period. While we anticipate frequency to continue to moderate, we project it will be lower than 2019 levels for the remainder of the year partially offset by an increase in severity. A 10% drop in automobile frequency represents approximately $2 million in pretax earnings per month, excluding the potential for higher severity.
We experienced an elevated level of catastrophes in the third quarter and as a result, our full year guidance anticipates catastrophe losses of 13 points to 14 points.
In connection with the emergence of PG&E Corporation and Pacific Gas and Electric Company (together, PG&E) from bankruptcy on July 1, 2020, in the third quarter of 2020, the Company recognized favorable prior years' reserve development of approximately $5.2 million, pretax and net of reinsurance, along with the return of reinsurance reinstatement premiums of approximately $3.5 million, largely related to the 2018 Camp Fire in California.
As a result, the Property and Casualty full-year combined ratio is expected to be 91%-93%. We continue to anticipate net income for Property and Casualty to be in the range of $70 million to $75 million.
Supplemental
Supplemental is anticipated to generate a long-term pretax profit margin in the low to mid 20% range and net investment income should continue to benefit from portfolio repositioning. Supplemental results reflect favorable trends in reserves and short-term benefit from changes in policyholder behavior due to COVID-19. Because of these factors, net income for Supplemental is now anticipated to be in the range of $37 million to $39 million. New sales are being negatively impacted by lack of access to schools due to COVID-19, delaying the growth of this segment.
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
Life
We continue to expect Life to generate net income between $10 million and $12 million, reflecting modeled mortality costs. Sales continue to be negatively impacted by the pre-vaccine environment due to the high level of customer interaction required for sales of more complex products like indexed universal life and larger single premium sales.
As described in Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see Forward-looking Information and Part II - Item 1A in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 concerning other important factors that could impact actual results. We believe that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.

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
We have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities, including evaluation of other-than-temporary impairments
•Evaluation of goodwill and intangible assets for impairment
•Valuation of supplemental, annuity and life deferred policy acquisition costs
•Valuation of liabilities for property and casualty unpaid claims and claim expenses
•Valuation of certain investment contract and policy reserves
•Valuation of assets acquired and liabilities assumed under purchase accounting
Compared to December 31, 2019, at September 30, 2020, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates in that Form 10-K.
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
•Property and Casualty
•Supplemental
•Retirement
•Life
•Corporate and Other
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

Property and Casualty
(All comparisons vs. same periods in 2019, unless noted otherwise)

For the three and nine months ended September 30, 2020, net income reflected the following factors:
Three months ended:
•Claims and claim expenses incurred are flat as a $20.1 million increase in catastrophe losses was offset by lower automobile loss frequency and a $5.2 million subrogation recovery
•Lower operating expenses due to expense reduction initiatives and COVID-19
•Higher net investment income, driven by favorable returns on limited partnership interests
Nine months ended:
•Written premiums* and earned premiums reduced by $10.7 million of COVID-19 related premium credits
•10.4 points of improvement in the Property and Casualty underlying loss ratio* due to lower automobile loss frequency
•Catastrophe losses increased by 6.7 points
•A one-time tax benefit of $2.8 million in the first quarter of 2020 as a result of the CARES Act

Horace Mann Educators Corporation	37	Quarterly Report on Form 10-Q

The following table provides certain financial information for Property and Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2020-2019		Nine Months Ended September 30,		2020-2019
	2020	2019	Change		2020	2019	Change
Financial Data:
Written premiums*:
Automobile	$109.5	$118.8	-7.8%		$315.6	$350.2	-9.9%
Property and other	63.3	63.7	-0.6%		166.9	168.3	-0.8%
Total premiums written	172.8	182.5	-5.3%		482.5	518.5	-6.9%
Change in unearned insurance premiums	(6.8)	(12.0)	43.3%		6.2	(5.9)	N.M.
Total insurance premiums earned	166.0	170.5	-2.6%		488.7	512.6	-4.7%
Incurred claims and claims expenses:
Claims occurring in the current year	125.6	122.5	2.5%		340.2	375.7	-9.4%
Prior years' reserve development	7.2	3.5	105.7%		9.2	7.5	22.7%
Total claims and claim expenses incurred	118.4	119.0	-0.5%		331.0	368.2	-10.1%
Operating expenses, including DAC amortization	41.9	45.0	-6.9%		126.0	136.9	-8.0%
Underwriting gain	5.7	6.5	-12.3%		31.7	7.5	N.M.
Net investment income	13.7	10.7	28.0%		30.3	33.6	-9.8%
Income before income taxes	19.8	17.4	13.8%		63.7	41.8	52.4%
Net income/core earnings*	15.8	14.2	11.3%		53.7	34.3	56.6%

Operating Statistics:
Automobile
Loss and loss adjustment expense ratio	57.6%	65.8%	-8.2	pts	59.1%	70.2%	-11.1	pts
Expense ratio	25.7%	26.6%	-0.9	pts	26.2%	26.8%	-0.6	pts
Combined ratio:	83.3%	92.4%	-9.1	pts	85.3%	97.0%	-11.7	pts
Prior years' reserve development	-0.9%	-3.0%	2.1	pts	-0.6%	-1.6%	1.0	pts
Catastrophe losses	1.7%	2.1%	-0.4	pts	1.6%	1.6%	—	pts
Underlying combined ratio*	82.5%	93.3%	-10.8	pts	84.3%	97.0%	-12.7	pts
Property
Loss and loss adjustment expense ratio	97.3%	78.2%	19.1	pts	84.5%	75.3%	9.2	pts
Expense ratio	24.4%	26.1%	-1.7	pts	25.1%	26.7%	-1.6	pts
Combined ratio:	121.7%	104.3%	17.4	pts	109.6%	102.0%	7.6	pts
Prior years' reserve development	-10.8%	—%	-10.8	pts	-4.3%	-1.2%	-3.1	pts
Catastrophe losses	57.3%	22.6%	34.7	pts	43.9%	25.9%	18.0	pts
Underlying combined ratio*	75.2%	81.7%	-6.5	pts	70.0%	77.3%	-7.3	pts

Risks in force (in thousands)
Automobile (1)					406	441	-7.9%
Property					187	196	-4.6%
Total					593	637	-6.9%
(1) Includes assumed risks in force of 4.

Horace Mann Educators Corporation	38	Quarterly Report on Form 10-Q

As a result of the emergence of PG&E Corporation and Pacific Gas and Electric Company (together, PG&E) from bankruptcy on July 1, 2020, in the third quarter of 2020, we recognized favorable prior years' reserve development of $5.2 million, pretax net of reinsurance, as well as return of reinsurance reinstatement premiums of $3.5 million, for a total of $8.7 million, largely related to the 2018 Camp Fire in California. Results reported in 2018 reflected gross losses of $150.0 million and net losses after reinsurance of $37.9 million pretax from the 2018 Camp Fire.
On a reported basis, the 11.7 points of improvement in the automobile combined ratio for the nine months ended September 30, 2020 was mainly attributable to a 12.1 point reduction in the automobile underlying loss ratio* reflecting lower frequency as well as the ongoing benefit of profitability initiatives. We experienced a lower level of automobile loss frequency resulting from temporary changes in policyholder driving patterns due to COVID-19. The average decline in auto frequency experienced in the third quarter was approximately 20% compared to the prior year quarter. The reported property combined ratio increased 7.6 points for the nine months ended September 30, 2020 due to a 18.0 point increase in catastrophe losses. During the nine months ended September 30, 2020, the underlying property loss ratio* improved 5.7 points, primarily due to the aforementioned PG&E subrogation recovery.
For the three and nine months ended September 30, 2020, total written premiums* decreased $9.7 million and $36.0 million, respectively, primarily due to a reduction in automobile written premiums*. For the remainder of 2020, we anticipate the rate environment will be relatively stable, resulting in low-single digit average rate increases (including states with no rate actions) for both automobile and property for full-year 2020; average approved rate changes for the nine months ended 2020 were 0.5% for automobile and 1.1% for property. Growth in sales* has slowed due to COVID-19.
For the three and nine months ended September 30, 2020, automobile written premiums* decreased $9.3 million and $34.6 million, respectively, due to lower automobile risks in force and a lower level of rate increases implemented as well as COVID-19 related premium credits equal to 15% of two months of automobile premiums. While the number of automobile risks in force has declined, the average written premium per risk and average earned premium per risk remained relatively stable for the nine months ended September 30, 2020. Based on risks in force, the automobile 12 month retention rate for new and renewal risks was 80.9% which was comparable to a year ago. The number of educator risks has been stable relative to overall automobile risks as educators represented 85.5% of the automobile risks in force as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively.
For the three and nine months ended September 30, 2020, property and other written premiums* decreased slightly. While the number of property risks in force has declined, the average written premium per risk and average earned premium per risk increased 3.2% and 5.1%, respectively, for the nine months ended 2020. Based on risks in force, the property 12 month retention rate for new and renewal risks decreased to 86.7% from 87.3% at September 30, 2020 and 2019, respectively. The number of educator risks has been stable relative to overall property risks as educators represented 82.3%, 82.5% and 82.1% of the property risks in force as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively.
We continue to evaluate and implement actions to further mitigate our risk exposure in catastrophe-prone areas of the country. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

Horace Mann Educators Corporation	39	Quarterly Report on Form 10-Q

Supplemental
The following table provides certain information for Supplemental for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2020-2019		Nine Months Ended September 30,			2020-2019
	2020	2019	Change		2020	2019		Change
Financial Data:
Insurance premiums and contract deposits*	$32.0	$32.7	-2.1%		$98.3	$32.7		N/A
Insurance premiums and contract charges earned	32.5	32.9	-1.2%		98.8	32.9		N/A
Net investment income	4.3	3.7	16.2%		11.8	3.7		N/A
Benefits and settlement expenses	10.5	14.7	-28.6%		33.5	14.7		N/A
Operating expenses (includes DAC unlocking and amortization expense)	10.1	10.5	-3.8%		30.3	10.5		N/A
Intangible asset amortization expense	3.1	3.2	-3.1%		9.5	3.2		N/A
Income before income taxes	13.6	8.8	54.5%		39.1	8.8		N/A
Net income / core earnings*	10.6	6.9	53.6%		30.6	6.9		N/A

Operating Statistics:
Supplemental insurance in force (thousands)					292	297		-1.7%
Benefits ratio (1)	32.3%	44.7%	-12.4	pts	33.9%	44.7%		N/A
Operating expense ratio (2)	26.9%	28.2%	-1.3	pts	26.9%	28.2%		N/A
Pretax profit margin (2)	36.3%	23.7%	12.6	pts	34.7%	23.7%		N/A
Persistency					90.1%	88.9%	1.2	pts
N/A - The acquisition of NTA closed on July 1, 2019.
(1)    Benefits ratio measured to earned premium.
(2)    Operating expense ratio and pretax profit margin measured to total revenues.

For the three and nine months ended September 30, 2020, Supplemental sales* were $1.4 million and $5.8 million, respectively, reflecting significantly lower sales volume primarily due to COVID-19 as sales are dependent on in-person events at schools. Persistency remains steady at 90.1%.
For the three and nine months ended September 30, 2020, Supplemental contributed $10.6 million and $30.6 million, respectively, to net income, reflecting favorable trends in reserves and some short-term benefit from changes in policyholder behavior due to COVID-19. The non-cash impact from amortization of intangible assets recognized in connection with the purchase accounting of NTA reduced pretax net income by $3.1 million and $9.5 million for the three and nine months ended September 30, 2020.

Horace Mann Educators Corporation	40	Quarterly Report on Form 10-Q

Retirement
(All comparisons vs. same periods in 2019, unless noted otherwise)

For the three and nine months ended September 30, 2020, net income increased $1.9 million and $23.5 million, respectively, reflecting the following factors:
Three months ended:
•Lower operating expenses due to expense reduction initiatives and COVID-19
•Reflecting the benefits of the annuity reinsurance transaction, the net interest margin on the retained annuity block was essentially unchanged despite lower net investment income
Nine months ended:
•Prior period results include a $28.0 million pretax goodwill impairment charge related to the annuity reinsurance transaction in the second quarter of 2019
•$3.6 million pretax of unfavorable DAC unlocking in the prior nine months primarily due to accelerated amortization of the DAC asset associated with the reinsured annuity block, compared to $1.3 million of favorable DAC unlocking in the current nine months due to lower investment results
•Lower levels of net investment income in 2020, reflecting lower invested asset levels resulting from the prior year annuity reinsurance transaction and use of capital to purchase NTA as well as lower returns on limited partnership interests

Horace Mann Educators Corporation	41	Quarterly Report on Form 10-Q

The following table provides certain information for Retirement for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2020-2019	Nine Months Ended September 30,			2020-2019
	2020	2019	Change	2020	2019		Change
Financial Data:
Contract charges earned	$7.4	$6.6	12.1%	$21.5	$22.1		-2.7%
Net investment income	58.1	60.8	-4.4%	166.7	188.2		-11.4%
Interest credited	39.7	42.4	-6.4%	119.4	126.4		-5.5%
Net interest margin without net investment gains (losses)	19.4	19.5	-0.5%	50.2	64.0		-21.6%
Net interest margin - reinsured block	(1.0)	(1.1)	9.1%	(2.9)	(2.2)		-31.8%
Mortality loss and other reserve charges	1.3	0.9	44.4%	4.1	2.7		51.9%
Operating expenses	15.1	16.7	-9.6%	44.0	51.0		-13.7%
DAC and intangible asset amortization expense, excluding DAC unlocking	5.1	4.9	4.1%	15.1	15.2		-0.7%
DAC unlocking	(0.7)	—	N.M.	(1.3)	3.6		-136.1%
Income (loss) before income taxes	8.9	7.0	27.1%	19.0	(3.2)		N.M.
Net income (loss)	7.8	5.9	32.2%	16.6	(6.9)		N.M.
Core earnings	7.8	5.9	32.2%	16.6	21.1		-21.3%
Operating Statistics:
Annuity contract deposits*
Variable	$58.5	$54.6	7.1%	$168.6	$157.5		7.0%
Fixed	78.7	73.7	6.8%	198.1	187.1		5.9%
Total	137.2	128.3	6.9%	366.7	344.6		6.4%
Single	83.9	81.3	3.2%	201.9	193.0		4.6%
Recurring	53.3	47.0	13.4%	164.8	151.6		8.7%
Total	137.2	128.3	6.9%	366.7	344.6		6.4%
Assets under administration (AUA)
Annuity assets under management (1)				4,508.7	4,215.9		6.9%
Broker and advisory assets under administration				2,124.3	2,259.4		-6.0%
Recordkeeping assets under administration				1,399.6	1,422.4		-1.6%
Total				8,032.6	7,897.7		1.7%
Persistency
Variable annuities				94.8%	94.7%	0.1	pts
Fixed annuities				94.5%	93.9%	0.6	pts
Total				94.6%	94.2%	0.4	pts
Annuity contracts in force (thousands)				230	227		1.3%
Fixed spread - YTD annualized (basis points)				188	198	-10	bps
(1)    Amounts reported as of September 30, 2020 and September 30, 2019 exclude $660.1 million and $673.1 million, respectively, of assets under management held under modified coinsurance reinsurance

For the three and nine months ended September 30, 2020, total annuity contract deposits* increased $8.9 million and $22.1 million, respectively. Variable annuity and fixed annuity deposits increased $11.1 million and $11.0 million, respectively, for the nine months ended September 30, 2020 as educators continue to find value in our Retirement savings products, including our competitively priced variable annuities with no surrender charges.
At September 30, 2020, annuity assets under management were $292.8 million above a year ago primarily due to positive net inflows and market appreciation. Variable assets under management, excluding amounts held under the modified coinsurance agreement, increased by $193.4 million primarily due to positive net inflows and market appreciation. The year to date annualized net interest spread on fixed annuities, excluding reinsurance, decreased 10 basis points.

Horace Mann Educators Corporation	42	Quarterly Report on Form 10-Q

We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $490.4 million of the Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.
As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on our existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $1.9 million in year one and $5.6 million in year two, further reducing the annualized net interest spread on fixed annuities by approximately 7 basis points and 19 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
The expectation for future annualized net interest spreads on fixed annuities is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread on fixed annuities, based on DAC as of September 30, 2020 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread on the fixed annuities assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.
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

($ in millions)	September 30, 2020
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	54.2%	$1,334.2	51.6%	38.9%	$688.5
Equal to 2% but less than 3%	11.7%	287.5	83.3%	13.5%	239.6
Equal to 3% but less than 4%	25.1%	619.0	99.9%	35.0%	618.5
Equal to 4% but less than 5%	6.9%	170.9	100.0%	9.7%	170.9
5% or higher	2.1%	50.6	100.0%	2.9%	50.6
Total	100.0%	$2,462.2	71.8%	100.0%	$1,768.1

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

Life
(All comparisons vs. same periods in 2019, unless noted otherwise)

For the three and nine months ended September 30, 2020, net income and core earnings* decreased $0.8 million and $6.8 million, respectively, reflecting the following factors:
Three months ended:
•Higher mortality costs
Nine months ended:
•Lower net investment income and higher mortality costs (the volume of claims related to COVID-19 remains low, with face values averaging about $40,000)
For the three and nine months ended September 30, 2020, insurance premiums and contract deposits* decreased $0.8 million and $3.2 million, respectively, primarily due to a decline in sales* of single premiums. The ordinary life insurance in force lapse ratio was 4.3% for the 12 months ended September 30, 2020 compared to 4.5% for the 12 months ended September 30, 2019.
The following table provides certain information for the Life segment for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2020-2019	Nine Months Ended September 30,		2020-2019
	2020	2019	Change	2020	2019	Change
Financial Data:
Insurance premiums and contract deposits*	$26.9	$27.7	-2.9%	$79.3	$82.5	-3.9%
Insurance premiums and contract charges earned	29.4	29.7	-1.0%	88.0	90.0	-2.2%
Net investment income	18.2	18.4	-1.1%	49.4	54.8	-9.9%
Benefits and settlement expenses	21.2	19.6	8.2%	64.5	60.7	6.3%
Interest credited	11.2	11.2	—%	33.7	33.7	—%
Operating expenses	8.4	8.9	-5.6%	25.8	27.5	-6.2%
DAC amortization expense, excluding unlocking	1.9	2.0	-5.0%	5.8	6.1	-4.9%
DAC unlocking	(0.2)	—	N.M.	(0.5)	(0.1)	N.M.
Income before income taxes	5.2	6.4	-18.8%	8.2	17.1	-52.0%
Net income / core earnings*	4.3	5.1	-15.7%	6.8	13.6	-50.0%
Operating Statistics:
Life insurance in force				$19,681	$18,937	3.9%
Number of policies in force (thousands)				201	202	-0.5%
Average face amount in force (in dollars)				$97,712	$93,944	4.0%
Lapse ratio (ordinary life insurance in force)				4.3%	4.5%	-0.2pts
Mortality costs				$28.3	$26.4	7.2%

Horace Mann Educators Corporation	44	Quarterly Report on Form 10-Q

Corporate and Other
(All comparisons vs. same periods in 2019, unless noted otherwise)

The following table provides certain financial information for Corporate and Other for the periods indicated.

($ in millions)	Three Months Ended September 30,		2020-2019	Nine Months Ended September 30,		2020-2019
	2020	2019	Change %	2020	2019	Change %
Interest expense	$3.4	$4.3	-20.9%	$11.3	$10.2	10.8%
Net investment gains (losses) pretax	2.5	(2.1)	N.M.	(12.8)	151.6	N.M.
Tax on net investment gains (losses)	0.6	(0.5)	N.M.	(2.7)	32.7	N.M.
Net investment gains (losses) after tax	1.9	(1.6)	N.M.	(10.1)	118.9	N.M.
Net income (loss)	(2.0)	(6.7)	70.1%	(22.2)	103.5	-121.4%
Core earnings (loss)*	(3.9)	(5.1)	23.5%	(12.1)	(15.4)	21.4%

For the three months ended September 30, 2020, net income increased primarily due to net investment gains in the current period. For the nine months ended September 30, 2020, net income decreased primarily due to recognition of a $106.9 million after tax realized investment gain in the second quarter of 2019 with respect to the transfer of investments as consideration in connection with the annuity reinsurance transaction.
Investment Results
(All comparisons vs. same periods in 2019, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2020-2019	Nine Months Ended September 30,		2020-2019
	2020	2019	Change %	2020	2019	Change %
Net investment income - Investment portfolio	$69.2	$69.2	—%	$184.3	$232.3	-20.7%
Investment income - Deposit asset on reinsurance	24.5	23.8	2.9%	72.1	47.0	53.4%
Total net investment income	93.7	93.0	0.8%	256.4	279.3	-8.2%
Pretax net investment gains (losses)	2.5	(2.1)	219.0%	(12.8)	151.6	-108.4%
Pretax net unrealized investment gains on fixed maturity securities				496.2	386.1	28.5%

Excluding accreted investment income on the deposit asset on reinsurance, for the three and nine months ended September 30, 2020, net investment income was flat for the three months and decreased $48.0 million for the nine months. The decline was primarily due to a $2.1 billion reduction in invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019 as well as lower than expected returns on limited partnership interests.
For the nine months ended September 30, 2020, the pretax net investment loss was primarily due to the change in fair value of equity securities as well as options that we use to hedge our fixed indexed annuity (FIA) and indexed universal life (IUL) products somewhat offset by gains in the related derivatives embedded in FIA. Pretax net investment gains for the nine months ended September 30, 2019 reflected a realized investment gain of $135.3 million recognized during the second quarter of 2019 in connection with the transfer of investments related to the annuity reinsurance transaction. Pretax net unrealized investment gains on fixed maturity securities were up $161.5 million compared to December 31, 2019, reflecting a decline in the 10-year U.S. Treasury yield of 124 basis points that more than offset wider credit spreads for investment grade securities.

Horace Mann Educators Corporation	45	Quarterly Report on Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	September 30, 2020
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	146	$483.9	$439.1	$44.8
Insurance	50	199.4	176.6	22.8
Energy (1)	75	156.8	143.7	13.1
HealthCare,Pharmacy	76	147.7	134.0	13.7
Real Estate	35	120.5	112.8	7.7
Transportation	45	98.9	92.9	6.0
Technology	40	89.8	82.3	7.5
Utilities	57	87.5	75.0	12.5
Food and Beverage	30	72.4	61.3	11.1
Broadcasting & Media	26	61.6	52.0	9.6
All other corporates (2)	324	465.0	432.7	32.3
Total corporate bonds	904	1,983.5	1,802.4	181.1
Mortgage-backed securities
U.S. Government and federally sponsored agencies	268	485.7	431.6	54.1
Commercial (3)	126	351.8	317.5	34.3
Other	41	59.5	59.6	(0.1)
Municipal bonds (4)	589	1,816.5	1,621.3	195.2
Government bonds
U.S.	36	384.1	341.7	42.4
Foreign	7	44.8	40.2	4.6
Collateralized loan obligations (5)	141	663.2	671.7	(8.5)
Asset-backed securities	112	379.4	386.3	(6.9)
Total fixed maturity securities	2,224	$6,168.5	$5,672.3	$496.2

Equity securities
Non-redeemable preferred stocks	17	$74.1
Common stocks	95	6.9
Closed-end fund	1	21.3
Total equity securities	113	$102.3

Total	2,337	$6,270.8
(1)At September 30, 2020, the fair value amount included $10.6 million which were non-investment grade.
(2)The All other corporates category contains 19 additional industry sectors. Telecom, Retail, Consumer Products, Metal & Mining and Misc. represented $243.4 million of fair value at September 30, 2020, with the remaining 14 sectors each representing less than $38.1 million.
(3)At September 30, 2020, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(4)Holdings are geographically diversified, 52.1% are tax-exempt and 77.3% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2020.
(5)Based on fair value, 95.7% of the collateralized loan obligation securities were rated investment grade by Standard and Poor's Global Inc. (S&P), Moody's Investors Service, Inc. (Moody's) and/or Fitch Ratings, Inc. (Fitch) at September 30, 2020.

Horace Mann Educators Corporation	46	Quarterly Report on Form 10-Q

At September 30, 2020, our diversified fixed maturity securities portfolio consisted of 3,513 investment positions, issued by 2,224 entities, and totaled approximately $6.2 billion in fair value. This portfolio was 92.1% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
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
Further, we believe the investment portfolio is well positioned to withstand an extended period of elevated investment market volatility, and has relatively modest exposure to asset sectors that it expects to be most impacted by the public health response to COVID-19. While we expect other segments of the economy to be disrupted, we believe these effects will be most acute in the sectors listed below. These sectors have experienced more pronounced price dislocation due to their perceived exposure to COVID-19 related impacts. Exposure to these sectors totals 7.1% of the investment portfolio, and as of September 30, 2020, informed by extensive stress testing and portfolio review, management continues to hold the following securities:

($ in millions)	September 30, 2020
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Investment Gains (Losses)	Credit Quality
Fixed maturity securities (1)
Travel and leisure	58	$121.7	$120.3	$1.4	BBB
Energy-related	88	157.5	141.1	16.4	BBB+
Retail	27	67.4	63.3	4.1	A
Aircraft	61	157.6	178.1	(20.5)	BBB+
Total fixed maturity securities	234	$504.2	$502.8	$1.4	BBB+
(1)    Below investment grade and non-rated securities included in this population account for $86.5 million of amortized cost, $86.3 million of fair value, and $0.2 million of net unrealized investment losses. There are 108 issuers with an average rating of BB-. The majority of these securities are concentrated in the travel/leisure and retail sectors.

Horace Mann Educators Corporation	47	Quarterly Report on Form 10-Q

Rating of Fixed Maturity Securities and Equity Securities (1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. At September 30, 2020, 91.7% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio
	Fair Value		September 30, 2020
	December 31, 2019	September 30, 2020	Fair Value	Amortized Cost
Fixed maturity securities
AAA	11.5%	11.6%	$718.7	$694.1
AA (2)	42.7	40.2	2,477.5	2,224.4
A	23.3	19.9	1,227.7	1,117.4
BBB	18.9	20.4	1,256.0	1,160.3
BB	1.7	2.7	170.2	167.0
B	0.4	0.9	54.4	54.4
CCC or lower	—	0.1	4.2	4.9
Not rated (3)	1.5	4.2	259.8	249.8
Total fixed maturity securities	100.0%	100.0%	$6,168.5	$5,672.3
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	—	—	—
BBB	59.3	69.6	71.2
BB	—	2.8	2.9
B	—	—	—
CCC or lower	—	—	—
Not rated	40.7	27.6	28.2
Total equity securities	100.0%	100.0%	$102.3

Total			$6,270.8
(1)Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At September 30, 2020, the AA rated fair value amount included $316.4 million of U.S. Government and federally sponsored agency securities and $305.6 million of mortgage-backed and asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by either S&P, Moody's or Fitch.

At September 30, 2020, the fixed maturity securities portfolio had $45.0 million of pretax gross unrealized investment losses on $1,112.6 million of fair value related to 599 positions. Of the investment positions with gross unrealized losses, there were 34 trading below 80.0% of the carrying value at September 30, 2020.
We view the unrealized investment losses of all our fixed maturity securities at September 30, 2020 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment (OTTI).
Liquidity and Financial Resources
Off-Balance Sheet Arrangements
At September 30, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we engaged in such relationships.

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

($ in millions)	Nine Months Ended September 30,		2020-2019
	2020	2019	Change %
Net cash provided by operating activities	$267.8	$207.2	29.2%
Net cash used in investing activities	(368.8)	(65.6)	N.M.
Net cash provided by (used in) financing activities	141.0	(114.2)	N.M.
Net increase in cash	40.0	27.4	46.0%
Cash at beginning of period	25.5	11.9	114.3%
Cash at end of period	$65.5	$39.3	66.7%
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
For the nine months ended September 30, 2020, net cash provided by operating activities increased $60.6 million, primarily due to lower claims paid on insurance policies in the current year partially offset by lower investment income collected in the current year as a result of a $2.1 billion reduction of invested assets from investments transferred under the annuity reinsurance transaction in the second quarter of 2019.
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

Horace Mann Life Insurance Company (HMLIC) and NTA (both subsidiaries of HMEC) operate under funding agreements with FHLB. For the nine months ended September 30, 2020, HMLIC and NTA collectively received $95.5 million from FHLB under funding agreements and for the nine months ended September 30, 2019, HMLIC received an additional $175.0 million from FHLB under funding agreements as well as repaid FHLB $275.0 of principal. Receipt of these funds are reported in Annuity Contracts: Variable, Fixed and FHLB Funding Agreements, Deposits in the Consolidated Statements of Cash Flows. Advances to HMLIC and NTA from FHLB under funding agreements totaled $590.5 million as of September 30, 2020. For the nine months ended September 30, 2020, cash inflows from annuity contract deposits (excluding the $95.5 million received from FHLB in the current year and the $175.0 million received from FHLB in the prior year) increased $22.1 million, or 6.4%, compared to the prior year period. Cash outflows from annuity contract benefits, withdrawals and net transfers to Separate Account (variable annuity) assets decreased $29.2 million, or 9.3%, compared to the prior year period.
Capital Resources
We have determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners. Historically, our insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to us through dividends. We have then utilized these dividends and our access to the capital markets to fund growth initiatives, service and retire debt, pay dividends to our shareholders, repurchase shares of our common stock and for other corporate purposes. If necessary, we also have other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2020 from all of our insurance subsidiaries without prior regulatory approval is $105.3 million, excluding the impact and timing of prior dividends, of which $110.0 million was paid during the nine months ended September 30, 2020. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
Total capital was $2,152.9 million at September 30, 2020, including $437.2 million of short-term and long-term debt. Total debt represented 20.3% of total capital including net unrealized investment gains on fixed maturity securities (24.0% excluding net unrealized investment gains on fixed maturity securities*) at September 30, 2020, which was below our long-term target of 25%.
Shareholders' equity was $1,715.7 million at September 30, 2020, including net unrealized investment gains on fixed maturity securities in our investment portfolio of $328.2 million after taxes and the related impact of DAC associated with investment contracts and life insurance products with account values. The market value of our common stock and the market value per share were $1,382.6 million and $33.40, respectively, at September 30, 2020. Book value per share was $41.45 at September 30, 2020 ($33.52 excluding net unrealized investment gains on fixed maturity securities*).
Additional information regarding net unrealized investment gains on fixed maturity securities in our investment portfolio at September 30, 2020 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this report.
Total shareholder dividends paid were $37.2 million for the nine months ended September 30, 2020. In March, May and September 2020, the Board of Directors (Board) approved regular quarterly dividends of $0.30 per share.
For the nine months ended September 30, 2020, we repurchased 52,095 shares of our common stock at an average price per share of $41.17 under our share repurchase program, which is further described in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, $20.6 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	50	Quarterly Report on Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Effective Interest Rates	Final Maturity
			September 30, 2020	December 31, 2019
Short-term debt
Bank Credit Facility	Variable	2024	$135.0	$135.0
Long-term debt (1)
4.50% Senior Notes, Aggregate principal amount of $250,000 less unaccrued discount of $378 and $426 and unamortized debt issuance costs of $1,375 and $1,549	4.50%	2025	248.2	248.0
Federal Home Loan Bank borrowing	0.48%	2022	54.0	50.0
Total			$437.2	$433.0
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

As of September 30, 2020, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. The Senior Notes are traded in the open market (HMN 4.50).
As of September 30, 2020, we had $54.0 million of borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements. For the total $54.0 million received, $4.0 million matures on May 17, 2021, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrue at an annual weighted average rate of 0.48% as of September 30, 2020. The $54.0 million of FHLB borrowings is reported as Long-term debt in the Consolidated Balance Sheets.
As of September 30, 2020, we had $135.0 million of short-term debt outstanding under our Bank Credit Facility. On June 21, 2019, we, as borrower, replaced our current line of credit with a new five-year Credit Agreement (Bank Credit Facility). The new Bank Credit Facility increased the amount available on this senior revolving credit facility to $225.0 million from $150.0 million. PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A. served as joint leads on the new agreement, with The Northern Trust Company, U.S. Bank National Association, KeyBank National Association, Comerica Bank and Illinois National Bank participating in the syndicate. Terms and conditions of the new Bank Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points.
On July 1, 2019, we utilized the senior revolving credit facility to partially fund the acquisition of NTA. As of September 30, 2020, the amount outstanding on the senior revolving credit facility was $135.0 million. The $90.0 million unused portion of the Bank Credit Facility is available for use and subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2020.
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

COVID-19 Liquidity and Capital Resources Considerations
The various impacts of COVID-19 on the U.S. economy, our operations and our investment portfolio have been material. Nonetheless we believe that the liquidity available to our holding company and its operating subsidiaries remains adequate and we do not foresee a need to suspend ordinary dividends or seek additional sources of capital at this time. Our current forecast assumes a return to a normal operating environment within twelve months, and as such, capital and liquidity are expected to remain at or near target levels during that period.
Financial Ratings
Our principal insurance subsidiaries are rated by A.M. Best Company, Inc. (A.M. Best), Fitch, Moody's and S&P. These rating agencies have also assigned ratings to our Senior Notes. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, our access to sources of capital, cost of capital, and competitive position. These ratings are not a recommendation to buy or hold any of our securities.
All four agencies currently have assigned the same insurance financial strength ratings to our Property and Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental segment's subsidiaries. Assigned ratings and respective affirmation/review dates as of October 31, 2020 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best					7/2/2020
HMEC (parent company)	N.A.		bbb	(stable)
HMEC's Life	A	(stable)	N.A.
HMEC's Property and Casualty subsidiaries	A	(stable)	N.A.
HMEC's Supplemental subsidiaries	A-	(stable)	N.A.
Fitch	A	(stable)	BBB	(stable)	9/22/2020
Moody's	A2	(stable)	Baa2	(stable)	10/8/2020
S&P	A	(stable)	BBB	(stable)	2/19/2020
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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2020. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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
The global pandemic caused by the novel coronavirus (COVID-19) was initially reported in December and has developed into a worldwide crisis over the subsequent months, causing significant human suffering and widespread economic damage. By early 2020, COVID-19 spread across the world and efforts to contain the disease intensified. The affects of the outbreak on the U.S. economy, our customers, our agents, our employees, our investments and our communities, as well as any preventative or protective actions that we, our employees and agency force, our third-party service providers and suppliers, or governments may take to mitigate the impact of COVID-19 could have an adverse effect on our ability to conduct business and on our financial condition and results of operations. Impacts to our business could be widespread and material impacts may result, including but not limited to, the following:
•employees contracting COVID-19;
•reductions in our operating effectiveness as our employees work from home;
•sustained lack of access to schools and teachers that could materially impact our sales and premium volumes;
•public school systems facing budget constraints due to the economic impacts of the pandemic that could result in educator layoffs;
•unprecedented volatility in financial markets that could materially affect our investment portfolio valuations and returns as well as our ability to generate targeted spreads on the indexed products;
•regulatory mandates and/or legislative changes, including premium grace periods and premium credits;
•changes in frequency and/or severity of claims;
•increased credit risk;
•business disruption for insurance agents who market and sell our insurance products; and
•business disruptions to third parties at which we outsource certain business functions to or on which we rely for technology.
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

conditions. The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended September 30, 2020, we did not repurchase shares of our common stock. As of September 30, 2020, $20.6 million remained authorized for future share repurchases.
ITEM 5. I Other Information
Not applicable.
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

Horace Mann Educators Corporation	55	Quarterly Report on Form 10-Q

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

Horace Mann Educators Corporation	56	Quarterly Report on Form 10-Q

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

10.7*
Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020.

10.8*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020.

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

10.10(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020.

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

10.11(b)*
HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020.

Horace Mann Educators Corporation	57	Quarterly Report on Form 10-Q

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 6, 2020	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 6, 2020	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	November 6, 2020	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	59	Quarterly Report on Form 10-Q