Form 10-Q
period 2021-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2021-05-07
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

As of April 30, 2021, the registrant had 41,483,522 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2021, the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders' equity for the three-month period ended March 31, 2021 and 2020, and cash flows for the three-month period ended March 31, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
May 7, 2021

Horace Mann Educators Corporation	1	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2021, $5,992.7; 2020, $5,788.6)	$6,356.3	$6,345.3
Equity securities at fair value	140.0	121.6
Limited partnership interests	505.2	449.0
Short-term and other investments	311.6	346.3
Total investments	7,313.1	7,262.2
Cash	39.4	22.3
Deferred policy acquisition costs	262.5	229.8
Deposit asset on reinsurance	2,442.2	2,420.9
Intangible assets	155.2	158.5
Goodwill	43.5	43.5
Other assets	436.7	443.2
Separate Account (variable annuity) assets	3,052.9	2,891.4
Total assets	$13,745.5	$13,471.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Investment contract and policy reserves	$6,480.0	$6,445.3
Unpaid claims and claim expenses	452.5	438.8
Unearned premiums	250.3	264.5
Total policy liabilities	7,182.8	7,148.6
Other policyholder funds	885.1	751.3
Other liabilities	494.4	453.1
Short-term debt	135.0	135.0
Long-term debt	302.4	302.3
Separate Account (variable annuity) liabilities	3,052.9	2,891.4
Total liabilities	12,052.6	11,681.7
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2021, 66,408,710; 2020, 66,316,797	0.1	0.1
Additional paid-in capital	489.2	488.4
Retained earnings	1,460.8	1,434.6
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on fixed maturity securities	243.6	366.3
Net funded status of benefit plans	(11.2)	(11.2)
Treasury stock, at cost, 2021, 24,942,064 shares; 2020, 24,902,579 shares	(489.6)	(488.1)
Total shareholders’ equity	1,692.9	1,790.1
Total liabilities and shareholders’ equity	$13,745.5	$13,471.8

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Statements of Operations
Revenues
Premiums and contract charges earned	$227.6	$236.3
Net investment income	95.5	82.3
Net investment losses	(9.0)	(18.5)
Other income	7.9	7.2

Total revenues	322.0	307.3

Benefits, losses and expenses
Benefits, claims and settlement expenses	134.3	138.7
Interest credited	50.6	51.5
Operating expenses	58.0	60.7
DAC unlocking and amortization expense	24.1	30.0
Intangible asset amortization expense	3.3	3.7
Interest expense	3.5	4.2

Total benefits, losses and expenses	273.8	288.8

Income before income taxes	48.2	18.5
Income tax expense	8.9	—

Net income	$39.3	$18.5

Net income per share
Basic	$0.94	$0.44
Diluted	$0.93	$0.44

Weighted average number of shares and equivalent shares
Basic	41.9	41.8
Diluted	42.1	42.0

Statements of Comprehensive Income (Loss)
Net income	$39.3	$18.5
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	(122.7)	(93.8)
Change in net funded status of benefit plans	—	—
Other comprehensive income (loss)	(122.7)	(93.8)
Comprehensive income (loss)	$(83.4)	$(75.3)

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1
Options exercised	—	—
Conversion of common stock units	—	—
Conversion of restricted stock units	—	—
Ending balance	0.1	0.1

Additional paid-in capital
Beginning balance	488.4	481.0
Options exercised and conversion of common stock units and restricted stock units	(1.2)	(0.2)
Share-based compensation expense	2.0	1.1
Ending balance	489.2	481.9

Retained earnings
Beginning balance	1,434.6	1,352.5
Net income	39.3	18.5
Dividends, 2021, $0.31 per share; 2020, $0.30 per share	(13.1)	(12.7)
Cumulative effect of change in accounting principle	—	(0.5)
Ending balance	1,460.8	1,357.8

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	355.1	219.7
Change in net unrealized investment gains (losses) on fixed maturity securities	(122.7)	(93.8)
Change in net funded status of benefit plans	—	—
Ending balance	232.4	125.9

Treasury stock, at cost
Beginning balance	(488.1)	(486.0)
Acquisition of shares	(1.5)	(2.1)
Ending balance	(489.6)	(488.1)
Shareholders' equity at end of period	$1,692.9	$1,477.6

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows - operating activities
Net income	$39.3	$18.5
Adjustments to reconcile net income to net cash provided by operating activities
Net investment losses	9.0	18.5
Amortization of premiums and accretion of discounts on fixed maturity securities, net	0.2	0.9
Depreciation and intangible asset amortization	5.5	5.3
Share-based compensation expense	2.2	1.2
Changes in:
Accrued investment income	(5.0)	(9.5)
Insurance liabilities	78.0	65.7
Premium receivables	3.8	2.2
Deferred policy acquisitions	2.5	(4.4)
Reinsurance recoverables	(1.2)	0.3
Income tax liabilities	8.9	1.1
Other operating assets and liabilities	2.7	(15.8)
Other	(3.9)	3.4
Net cash provided by operating activities	142.0	87.4
Cash flows - investing activities
Fixed maturity securities
Purchases	(478.4)	(535.3)
Sales	95.5	98.2
Maturities, paydowns, calls and redemptions	176.3	237.9
Equity securities
Purchases	(28.4)	(4.1)
Sales and repayments	0.4	1.5
Limited partnership interests
Purchases	(58.6)	(14.1)
Sales	13.7	2.3
Change in short-term and other investments, net	40.0	73.6
Net cash used in investing activities	(239.5)	(140.0)
Cash flows - financing activities
Dividends paid to shareholders	(12.9)	(12.4)
Acquisition of treasury stock	(1.5)	(2.1)
Proceeds from exercise of stock options	0.3	0.5
Withholding tax payments on RSUs tendered	(1.7)	(1.3)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	235.8	192.7
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(101.1)	(101.7)
Life policy accounts
Deposits	2.2	2.5
Withdrawals and surrenders	(1.1)	(1.2)
Change in deposit asset on reinsurance	(2.8)	(13.3)
Change in book overdrafts	(2.6)	4.6
Net cash provided by financing activities	114.6	68.3
Net increase in cash	17.1	15.7
Cash at beginning of period	22.3	25.5
Cash at end of period	$39.4	$41.2

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	5	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Basis of Presentation and Significant Accounting Policies
Business
Horace Mann Educators Corporation is a holding company for insurance subsidiaries that market and underwrite personal lines of property and casualty insurance products (primarily personal lines of automobile and property insurance), supplemental insurance products (primarily cancer, heart, hospital, supplemental disability and accident coverages), retirement products (primarily tax-qualified fixed and variable annuities) and life insurance products, primarily to K-12 teachers, administrators and other employees of public schools and their families (collectively, HMEC, the Company or Horace Mann).
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.
The accompanying Consolidated Financial Statements and Notes thereto are unaudited. These financial statements reflect all adjustments (generally consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Part II - Item 8, Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
The most significant critical accounting estimates include valuation of hard-to-value fixed maturity securities (including evaluation of impairments), evaluation of goodwill and intangible assets for impairment, valuation of annuity and life deferred policy acquisition costs, valuation of liabilities for property and casualty unpaid claims and claim expenses and valuation of certain investment contracts and policy reserves.
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

Horace Mann Educators Corporation	6	Quarterly Report on Form 10-Q

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
NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2021	2020
Fixed maturity securities	$58.0	$59.4
Equity securities	1.1	1.2
Limited partnership interests	11.3	(2.7)
Short-term and other investments	2.8	2.9
Investment expenses	(2.1)	(2.2)
Net investment income - investment portfolio	71.1	58.6
Investment income - deposit asset on reinsurance	24.4	23.7
Total net investment income	$95.5	$82.3
Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2021	2020
Fixed maturity securities	$(5.4)	$1.1
Equity securities	(2.7)	(14.7)
Short-term investments and other	(0.9)	(4.9)
Net investment losses	$(9.0)	$(18.5)

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

Horace Mann Educators Corporation	7	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
Net Investment Gains (Losses) by Transaction Type
The following table reconciles net investment gains (losses) by transaction type:

($ in millions)	Three Months Ended March 31,
	2021	2020
Credit loss impairments(1)	$(1.1)	$—
Intent-to-sell impairments	(2.1)	(3.7)
Total impairments on investments recognized in net income	(3.2)	(3.7)
Sales and other, net	(2.1)	4.5
Change in fair value - equity securities	(2.8)	(14.5)
Change in fair value and gains (losses) realized on settlements - derivatives	(0.9)	(4.8)
Net investment losses	$(9.0)	$(18.5)
(1)    For the three months ended March 31, 2021, the Company recognized a valuation allowance of $1.1 million for credit loss impairments with respect to fixed maturity securities available for sale.
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$627.1	$52.9	$1.7	$678.3
Other, including U.S. Treasury securities	444.2	25.4	11.3	458.3
Municipal bonds	1,609.9	161.7	3.5	1,768.1
Foreign government bonds	40.1	4.4	—	44.5
Corporate bonds	2,063.6	148.6	18.0	2,194.2
Other asset-backed securities	1,207.8	19.2	14.1	1,212.9
Totals	$5,992.7	$412.2	$48.6	$6,356.3

December 31, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$605.5	$79.6	$0.3	$684.8
Other, including U.S. Treasury securities	395.0	39.2	1.0	433.2
Municipal bonds	1,612.3	215.7	0.5	1,827.5
Foreign government bonds	40.2	4.9	—	45.1
Corporate bonds	1,905.2	221.6	3.9	2,122.9
Other asset-backed securities	1,230.4	24.1	22.7	1,231.8
Totals	$5,788.6	$585.1	$28.4	$6,345.3
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $373.3 million and $387.1 million; Federal Home Loan Mortgage Corporation (FHLMC) of $333.6 million and $344.3 million; and Government National Mortgage Association (GNMA) of $125.7 million and $132.3 million as of March 31, 2021 and December 31, 2020, respectively.

Horace Mann Educators Corporation	8	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position at March 31, 2021 and December 31, 2020, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses at March 31, 2021 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of March 31, 2021, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. Therefore, it was determined that the unrealized losses on the fixed maturity securities presented in the table below were not indicative of any impairments as of March 31, 2021.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$24.0	$1.5	$3.1	$0.2	$27.1	$1.7
Other	172.4	11.3	—	—	172.4	11.3
Municipal bonds	126.5	3.4	5.4	0.1	131.9	3.5
Foreign government bonds	0.5	—	—	—	0.5	—
Corporate bonds	382.1	16.4	47.1	1.6	429.2	18.0
Other asset-backed securities	137.1	1.3	359.4	12.8	496.5	14.1
Total	$842.6	$33.9	$415.0	$14.7	$1,257.6	$48.6

Number of positions with a gross unrealized loss	548		200		748
Fair value as a percentage of total fixed maturity securities at fair value	13.3%		6.5%		19.8%

December 31, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$4.9	$0.1	$2.6	$0.2	$7.5	$0.3
Other	95.9	1.0	—	—	95.9	1.0
Municipal bonds	18.1	0.5	—	—	18.1	0.5
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	126.6	3.7	10.9	0.2	137.5	3.9
Other asset-backed securities	316.9	17.2	409.3	5.5	726.2	22.7
Total	$562.4	$22.5	$422.8	$5.9	$985.2	$28.4

Number of positions with a gross unrealized loss	308		123		431
Fair value as a percentage of total fixed maturity securities at fair value	8.9%		6.7%		15.6%

Fixed maturity securities with an investment grade rating represented 91.8% of the gross unrealized losses as of March 31, 2021. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

Horace Mann Educators Corporation	9	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
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

($ in millions)	Percent of Total Fair Value		March 31, 2021
	March 31, 2021	December 31, 2020	Fair Value	Amortized Cost, net
Estimated expected maturity:
Due in 1 year or less	4.1%	4.0%	$261.3	$255.5
Due after 1 year through 5 years	28.2%	28.3%	1,789.8	1,713.5
Due after 5 years through 10 years	28.3%	28.0%	1,799.7	1,669.5
Due after 10 years through 20 years	24.0%	24.6%	1,523.5	1,412.2
Due after 20 years	15.4%	15.1%	982.0	942.0
Total	100.0%	100.0%	$6,356.3	$5,992.7

Average option-adjusted duration, in years	6.6	6.4

Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended March 31,
	2021	2020
Fixed maturity securities
Proceeds received	$95.5	$98.2
Gross gains realized	1.2	4.8
Gross losses realized	(3.4)	(0.3)

Equity securities
Proceeds received	$0.4	$1.5
Gross gains realized	0.1	0.3
Gross losses realized	—	(0.6)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in accumulated other comprehensive income (AOCI), before the impact of DAC:

($ in millions)	Three Months Ended March 31,
	2021	2020
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$439.8	$264.4
Change in net unrealized investment gains (losses) on fixed maturity securities	(159.0)	(103.8)
Reclassification of net investment (gains) losses on securities to net income	6.4	(10.7)
End of period	$287.2	$149.9

Horace Mann Educators Corporation	10	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
Limited Partnership Interests
Investments in limited partnership interests are accounted for using the equity method of accounting and include interests in senior commercial mortgage loan funds, hedge funds, infrastructure debt funds, infrastructure equity funds and other funds. Principal factors influencing carrying amount appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnership interests when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. The carrying amounts of equity method limited partnership interests were as follows:

($ in millions)	March 31,	December 31,
	2021	2020
Senior commercial mortgage loan funds	$197.3	$149.6
Hedge funds	62.6	63.2
Infrastructure debt funds	58.4	58.3
Infrastructure equity funds	56.2	52.1
Other(1)	130.7	125.8
Total	$505.2	$449.0
(1)Other consists primarily of limited partnership interests in real estate equity funds, private equity funds and corporate mezzanine funds.
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

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2021
Asset derivatives:
Free-standing derivatives	$17.5	$—	$17.5	$14.2	$3.3	$—

December 31, 2020
Asset derivatives:
Free-standing derivatives	$16.8	$—	$16.8	$13.7	$2.6	$0.5
Deposits
At March 31, 2021 and December 31, 2020, fixed maturity securities with a fair value of $26.6 million and $26.9 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, at March 31, 2021 and December 31, 2020, fixed maturity securities with a fair value of $844.1 million and $707.3 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $774.5 million at March 31, 2021 and $644.5 million at December 31, 2020. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.

Horace Mann Educators Corporation	11	Quarterly Report on Form 10-Q

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
Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at each reporting date is included in Part II - Item 8, Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Horace Mann Educators Corporation	12	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for those financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the three months ended March 31, 2021 and 2020, there were no transfers between Level 1 and Level 2. At March 31, 2021, Level 3 invested assets comprised 5.1% of the Company’s total investment portfolio at fair value.

($ in millions)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2021
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$678.3	$678.3	$—	$668.0	$10.3
Other, including U.S. Treasury securities	458.3	458.3	27.1	431.2	—
Municipal bonds	1,768.1	1,768.1	—	1,709.5	58.6
Foreign government bonds	44.5	44.5	—	44.5	—
Corporate bonds	2,194.2	2,194.2	14.4	2,030.7	149.1
Other asset-backed securities	1,212.9	1,212.9	—	1,091.0	121.9
Total fixed maturity securities	6,356.3	6,356.3	41.5	5,974.9	339.9
Equity securities	140.0	140.0	38.1	101.6	0.3
Short-term investments	101.8	101.8	98.7	3.1	—
Other investments	42.8	42.8	—	42.8	—
Totals	$6,640.9	$6,640.9	$178.3	$6,122.4	$340.2
Separate Account (variable annuity) assets(1)	$3,052.9	$3,052.9	$3,052.9	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$2.7	$2.7	$—	$2.7	$—
Other policyholder funds, embedded derivatives	$107.6	$107.6	$—	$—	$107.6

December 31, 2020
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$684.8	$684.8	$—	$673.7	$11.1
Other, including U.S. Treasury securities	433.1	433.1	18.3	414.8	—
Municipal bonds	1,827.5	1,827.5	—	1,767.9	59.6
Foreign government bonds	45.1	45.1	—	45.1	—
Corporate bonds	2,122.9	2,122.9	14.9	1,952.2	155.8
Other asset-backed securities	1,231.9	1,231.9	—	1,103.6	128.3
Total fixed maturity securities	6,345.3	6,345.3	33.2	5,957.3	354.8
Equity securities	121.6	121.6	39.2	82.1	0.3
Short-term investments	141.8	141.8	137.7	4.1	—
Other investments	36.3	36.3	—	36.3	—
Totals	$6,645.0	$6,645.0	$210.1	$6,079.8	$355.1
Separate Account (variable annuity) assets(1)	$2,891.4	$2,891.4	$2,891.4	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$2.5	$2.5	$—	$2.5	$—
Other policyholder funds, embedded derivatives	$104.5	$104.5	$—	$—	$104.5
(1)    Separate Account (variable annuity) liabilities are equal to the estimated fair value of the Separate Account (variable annuity) assets.

Horace Mann Educators Corporation	13	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, January 1, 2021	$59.6	$155.8	$139.4	$354.8	$0.3	$355.1	$104.5
Transfers into Level 3(3)	—	24.1	3.1	27.2	—	27.2	—
Transfers out of Level 3(3)	—	(27.3)	(5.9)	(33.2)	—	(33.2)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	4.3
Net unrealized investment gains (losses) included in OCI	(0.9)	(2.0)	(0.3)	(3.2)	—	(3.2)	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	0.7
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(1.5)	(4.1)	(5.7)	—	(5.7)	(1.9)
Ending balance, March 31, 2021	$58.6	$149.1	$132.2	$339.9	$0.3	$340.2	$107.6

Beginning balance, January 1, 2020	$44.3	$104.0	$146.8	$295.1	$0.1	$295.2	$93.7
Transfers into Level 3(3)	63.7	18.9	22.5	105.1	—	105.1	—
Transfers out of Level 3(3)	—	(10.1)	(2.9)	(13.0)	—	(13.0)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(5.0)
Net unrealized investment gains (losses) included in OCI	(3.0)	(5.5)	(24.4)	(32.9)	—	(32.9)	—
Purchases	—	6.9	1.9	8.8	—	8.8	—
Issuances	—	—	—	—	—	—	1.3
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(2.5)	(3.4)	(6.0)	—	(6.0)	(2.5)
Ending balance, March 31, 2020	$104.9	$111.7	$140.5	$357.1	$0.1	$357.2	$87.5
(1)Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.
(2)Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)Transfers into and out of Level 3 during the three months ended March 31, 2021 and 2020 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the three months ended March 31, 2021 and March 31, 2020, the Company had no net investment gains or losses on Level 3 financial assets. For the three months ended March 31, 2021, the Company had $4.3 million of net investment losses that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities; for the three months ended March 31, 2020, the respective net investment gains were $5.0 million.

Horace Mann Educators Corporation	14	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in millions)
Financial Assets	Fair Value at March 31, 2021	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Municipal bonds	$58.6	discounted cash flow	I spread(2)	307 - 391 bps
Corporate bonds	149.1	discounted cash flow	N spread(3)	272 - 553 bps
		market comparable	option adjusted spread	12.54%
Other asset-backed securities	121.9	vendor price	haircut	3.00% - 5.00%
		discounted cash flow	constant prepayment rate	20.00%
		discounted cash flow	T spread(4)	235 - 800 bps
		discounted cash flow	PDI interest margin(5)	7.13%
		discounted cash flow	SBL interest margin(6)	4.50%
Government mortgage-backed securities	10.3	vendor price	haircut	3.00% - 5.00%
Equity securities	0.3	Black Scholes	equity value	low - 31.00%; high - 41.00%

($ in millions)
Financial Liabilities	Fair Value at March 31, 2021	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Derivatives embedded in fixed indexed annuity products	$107.6	discounted cash flow	lapse rate	5.30%
			mortality multiplier(7)	63.00%
			option budget	0.90% - 2.50%
			non-performance adjustment(8)	5.00%
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

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets and financial liabilities classified as Level 3 are subject to the control processes as described in Part II - Item 8, Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as those used for fixed maturity securities.

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
Financial Instruments Not Carried at Fair Value; Disclosure Required
The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. These financial assets and financial liabilities are further described in Part II - Item 8, Note 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The following table presents the carrying amount, fair value and fair value hierarchy of these financial assets and financial liabilities.

($ in millions)			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2021
Financial Assets
Other investments	$167.1	$170.8	$—	$—	$170.8
Deposit asset on reinsurance	2,442.2	2,796.3	—	—	2,796.3
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,876.0	4,995.1	—	—	4,995.1
Investment contract and policy reserves, account values on life contracts	99.9	109.4	—	—	109.4
Other policyholder funds	777.4	777.4	—	720.7	56.7
Short-term debt	135.0	135.0	—	—	135.0
Long-term debt	302.4	331.5	—	331.5	—

December 31, 2020
Financial Assets
Other investments	$168.3	$172.1	$—	$—	$172.1
Deposit asset on reinsurance	2,420.9	3,030.6	—	—	3,030.6
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,847.6	4,963.3	—	—	4,963.3
Investment contract and policy reserves, account values on life contracts	98.7	108.4	—	—	108.4
Other policyholder funds	646.8	646.8	—	590.7	56.1
Short-term debt	135.0	135.0	—	—	135.0
Long-term debt	302.3	331.1	—	331.1	—

Horace Mann Educators Corporation	16	Quarterly Report on Form 10-Q

NOTE 4 - Deposit Asset on Reinsurance
In the second quarter of 2019, the Company reinsured a $2.9 billion block of in force fixed and variable annuity business with a minimum crediting rate of 4.5%. This represented approximately 50% of the Company’s in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet the Company’s risk management objectives.
The annuity reinsurance transaction was effective April 1, 2019. Under the agreement, approximately $2.2 billion of fixed annuity reserves were reinsured on a coinsurance basis. The separate account assets and liabilities of approximately $0.7 billion were reinsured on a modified coinsurance basis and thus, remain on the Company's consolidated financial statements, but the related results of operations are fully reinsured.
The Company determined that the reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk. Therefore, the Company recognizes the reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance on the Company's Consolidated Balance Sheets. As amounts are received or paid, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income. Interest accreted on the Deposit asset on reinsurance was $24.4 million and $23.7 million for the three months ended March 31, 2021 and 2020, respectively.
NOTE 5 - Goodwill and Intangible Assets
The Company conducts impairment testing for goodwill and intangible assets at least annually, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. See Part II - Item 8, Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further description of impairment testing.
There were no changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2021. The carrying amount of goodwill by reporting unit as of March 31, 2021 was as follows:

($ in millions)	March 31, 2021
Property and Casualty	$9.5
Supplemental	19.6
Retirement	4.5
Life	9.9
Total	$43.5

As of March 31, 2021, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of Benefit Consultants Group, Inc. (BCG) and NTA Life Enterprises, LLC (NTA) during 2019. The acquisition of BCG resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $14.1 million and the acquisition of NTA resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $160.4 million. As of March 31, 2021 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

Horace Mann Educators Corporation	17	Quarterly Report on Form 10-Q

NOTE 5 - Goodwill and Intangible Assets (continued)

($ in millions)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	30	$94.4
Value of distribution acquired	17	54.0
Value of agency relationships	14	17.0
Value of customer relationships	10	9.1
Total	23	174.5
Accumulated amortization and impairments:
Value of business acquired		(12.6)
Value of distribution acquired		(9.4)
Value of agency relationships		(4.6)
Value of customer relationships		(3.5)
Total		(30.1)
Net intangible assets subject to amortization:		$144.4
With regards to the definite-lived intangible assets in the table above, the value of business acquired intangible asset represents the present value of the expected underwriting profit within policies that were in force on the date of acquisition. The value of distribution acquired intangible asset represents the present value of future business to be written by the existing agency force. The value of agency relationships intangible asset represents the present value of the commission overrides retained by NTA. The value of customer relationships intangible asset represents the present value of the expected profits from existing BCG customers in force at the date of acquisition. All of the aforementioned definite-lived intangible assets were valued using the income approach.
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in millions)
Year Ending December 31,
2021 (excluding the three months ended March 31, 2021)	$9.8
2022	12.1
2023	11.2
2024	10.5
2025	9.8
Thereafter	91.0
Total	$144.4
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
Indefinite-lived intangible assets (not subject to amortization) as of March 31, 2021 were as follows:

($ in millions)
Trade names	$7.9
State licenses	2.9
Total	$10.8
The trade names intangible asset represents the present value of future savings accruing to NTA and BCG by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. The state licenses intangible asset represents the regulatory licenses held by NTA that were valued using the cost approach.

Horace Mann Educators Corporation	18	Quarterly Report on Form 10-Q

NOTE 6 - Unpaid Claims and Claim Expenses
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

($ in millions)	Three Months Ended March 31,
	2021	2020
Property and Casualty
Beginning gross reserves(1)	$372.2	$387.0
Less: reinsurance recoverables	112.9	120.5
Net reserves, beginning of period(2)	259.3	266.5
Incurred claims and claim expenses:
Claims occurring in the current period	94.8	105.5
Decrease in estimated reserves for claims occurring in prior periods(3)	—	(1.0)
Total claims and claim expenses incurred(4)	94.8	104.5
Claims and claim expense payments for claims occurring during:
Current period	34.4	43.5
Prior periods	58.1	64.3
Total claims and claim expense payments	92.5	107.8
Net reserves, end of period(2)	261.6	263.2
Plus: reinsurance recoverables	112.5	119.0
Ending gross reserves(1)	$374.1	$382.2
(1)Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Supplemental, Retirement and Life of $78.4 million and $56.2 million as of March 31, 2021 and 2020, respectively, in addition to Property and Casualty reserves.
(2)Reserves net of anticipated reinsurance recoverables.
(3)Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(4)Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Supplemental, Retirement and Life of $39.5 million and $34.2 million for the three months ended March 31, 2021 and 2020, respectively, in addition to Property and Casualty amounts.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $0.0 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. The favorable development for the three months ended March 31, 2020 was the result of favorable loss trends in automobile for accident years 2019 and prior.

Horace Mann Educators Corporation	19	Quarterly Report on Form 10-Q

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

($ in millions)	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Three months ended March 31, 2021
Premiums written and contract deposits(2)	$320.6	$5.9	$1.5	$316.2
Premiums and contract charges earned	234.2	8.4	1.8	227.6
Benefits, claims and settlement expenses	135.6	2.5	1.2	134.3

Three months ended March 31, 2020
Premiums written and contract deposits(2)	$333.7	$6.3	$1.4	$328.8
Premiums and contract charges earned	243.2	8.4	1.5	236.3
Benefits, claims and settlement expenses	139.5	1.9	1.1	138.7
(1)    Excludes the annuity reinsurance transaction accounted for using the deposit method that is discussed in Note 4.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.
NOTE 8 - Commitments
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $752.3 million and $571.9 million as of March 31, 2021 and December 31, 2020, respectively.

Horace Mann Educators Corporation	20	Quarterly Report on Form 10-Q

NOTE 9 - Segment Information
The Company conducts and manages its business through five segments. The four operating segments, representing the major lines of business, are: Property and Casualty (primarily personal lines automobile and property insurance products), Supplemental (primarily cancer, heart, hospital, supplemental disability and accident coverages), Retirement (primarily tax-qualified fixed and variable annuities) and Life (life insurance products). The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fifth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable. Summarized financial information for these segments is as follows:

($ in millions)	Three Months Ended March 31,
	2021	2020
Insurance premiums and contract charges earned
Property and Casualty	$155.8	$166.5
Supplemental	31.7	33.0
Retirement	8.6	7.4
Life	31.5	29.4
Total	$227.6	$236.3

Net investment income
Property and Casualty	$10.8	$10.3
Supplemental	5.3	3.5
Retirement	60.4	53.5
Life	19.6	15.6
Corporate and Other	—	(0.1)
Intersegment eliminations	(0.6)	(0.5)
Total	$95.5	$82.3

Net income (loss)
Property and Casualty	$27.9	$26.6
Supplemental	11.4	10.5
Retirement	10.6	(0.9)
Life	0.7	0.6
Corporate and Other	(11.3)	(18.3)
Total	$39.3	$18.5

($ in millions)	March 31, 2021	December 31, 2020
Assets
Property and Casualty	$1,298.9	$1,324.9
Supplemental	824.7	811.5
Retirement	9,455.6	9,198.7
Life	2,069.0	2,044.5
Corporate and Other	163.1	182.3
Intersegment eliminations	(65.8)	(90.1)
Total	$13,745.5	$13,471.8

Horace Mann Educators Corporation	21	Quarterly Report on Form 10-Q

NOTE 10 - Accumulated Other Comprehensive Income (Loss)
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

($ in millions)	Net Unrealized Investment Gains (Losses) on Securities(1)(2)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, January 1, 2021	$366.3	$(11.2)	$355.1
Other comprehensive income (loss) before reclassifications	(129.1)	—	(129.1)
Amounts reclassified from AOCI	6.4	—	6.4
Net current period other comprehensive income (loss)	(122.7)	—	(122.7)
Ending balance, March 31, 2021	$243.6	$(11.2)	$232.4

Beginning balance, January 1, 2020	$230.4	$(10.7)	$219.7
Other comprehensive income (loss) before reclassifications	(104.5)	—	(104.5)
Amounts reclassified from AOCI	10.7	—	10.7
Net current period other comprehensive income (loss)	(93.8)	—	(93.8)
Ending balance, March 31, 2020	$136.6	$(10.7)	$125.9
(1)    All amounts are net of tax.
(2)    The pretax amounts reclassified from AOCI, $(8.1) million and $(13.6) million, are included in Net investment losses and the related income tax expenses, $(1.7) million and $(2.9) million, are included in Income tax expense in the Consolidated Statements of Operations for the three month periods ended March 31, 2021 and 2020 respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 2.
NOTE 11 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)	March 31,	December 31,
	2021	2020
Cash	$38.3	$21.8
Restricted cash	1.1	0.5
Total cash and restricted cash reported in the Consolidated Balance Sheets	$39.4	$22.3

($ in millions)	Three Months Ended March 31,
	2021	2020
Cash paid (recovered) during the three months for:
Interest	$0.6	$1.4
Income taxes	(0.1)	(0.7)
Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the three months ended March 31, 2021 and 2020, respectively.

Horace Mann Educators Corporation	22	Quarterly Report on Form 10-Q

ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's First Quarter 2021 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".
Forward-looking Information
Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation (referred to in Part I - Items 2 - 4 and Part II of this report as "we", "our", "us", the "Company", "Horace Mann" or "HMEC") is an insurance holding company. We are not under any obligation to (and expressly disclaim any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that our actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in our business. See Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding risks and uncertainties.
Introduction
The purpose of this MD&A is to provide an understanding of our consolidated results of operations and financial condition. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Part I - Item 1 of this report.
HMEC is an insurance holding company, and through its subsidiaries, we market and underwrite personal lines of property and casualty insurance products, supplemental insurance products, retirement products and life insurance products in the United States of America (U.S.). We market our products primarily to K-12 teachers, administrators and other employees of public schools and their families.
This MD&A covers our consolidated financial highlights followed by consolidated results of operations, an outlook for future performance, details about critical accounting estimates, results of operations by segment, investment results and liquidity and capital resources.
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
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, we successfully met the challenges of the pandemic environment and are now operating in a hybrid model. Our return to office plans are being guided by data from the Center for Disease Control. We presently limit office occupancy to approximately half of pre-COVID-19 levels to enable effective social distancing. We have also implemented other prevention strategies to reduce the potential transmission of COVID-19, such as requiring face masks in common office areas.

Horace Mann Educators Corporation	23	Quarterly Report on Form 10-Q

We continue to monitor cybersecurity including increasing security and network monitoring to proactively identify and prevent potential security threats and vulnerabilities. We also are identifying and assessing critical third-party vendors and ensuring their ability to continue to perform as anticipated.
Horace Mann markets primarily to K-12 teachers, administrators and other employees of public schools and their families and we estimate that 80% of our customer base are educators or other individuals employed by public school systems. Educators have largely remained employed through the pandemic, although they may be even busier than before, as many are being asked to devote time to both in-person teaching as well as remote learning to minimize the spread of COVID-19 in their communities.
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
For further discussion regarding the current period and potential future impacts of COVID-19 and related economic conditions on HMEC, see Outlook for 2021 and other content within this MD&A as well as Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.
Consolidated Financial Highlights
(All comparisons vs. same periods in 2020, unless noted otherwise)

($ in millions)	Three Months Ended March 31,		2021-2020
	2021	2020	Change %
Total revenues	$322.0	$307.3	4.8%
Net income	39.3	18.5	112.4%
Per diluted share:
Net income	0.93	0.44	111.4%
Net investment losses, after tax	(0.17)	(0.34)	N.M.
Book value per share	$40.83	$35.80	14.1%
Net income return on equity - last twelve months	9.3%	11.3%
Net income return on equity - annualized	9.0%	4.9%

For the three months ended March 31, 2021, net income increased $20.8 million primarily due to higher net investment income, a lower level of net investment losses, lower deferred acquisition costs (DAC) unlocking and amortization expense partially offset by a higher effective income tax rate.

Horace Mann Educators Corporation	24	Quarterly Report on Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2020, unless noted otherwise)

($ in millions)	Three Months Ended March 31,		2021-2020
	2021	2020	Change %
Premiums and contract charges earned	$227.6	$236.3	-3.7%
Net investment income	95.5	82.3	16.0%
Net investment losses	(9.0)	(18.5)	N.M.
Other income	7.9	7.2	9.7%
Total revenues	322.0	307.3	4.8%

Benefits, claims and settlement expenses	134.3	138.7	-3.2%
Interest credited	50.6	51.5	-1.7%
Operating expenses	58.0	60.7	-4.4%
DAC unlocking and amortization expense	24.1	30.0	-19.7%
Intangible asset amortization expense	3.3	3.7	-10.8%
Interest expense	3.5	4.2	-16.7%
Total benefits, losses and expenses	273.8	288.8	-5.2%

Income before income taxes	48.2	18.5	160.5%
Income tax expense	8.9	—	N.M.
Net income	$39.3	$18.5	112.4%

Premiums and Contract Charges Earned
For the three months ended March 31, 2021, premiums and contract charges earned decreased $8.7 million primarily due to lower premiums earned by Property and Casualty.
Net Investment Income
Excluding accreted investment income on the deposit asset on reinsurance, for the three months ended March 31, 2021, net investment income increased $12.5 million as more favorable returns on limited partnership interests continued to offset slightly lower yields on fixed maturity securities. Investment yields continue to be impacted by the low interest rate environment of recent years. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended March 31,
	2021	2020
Investment yield, excluding limited partnership interests, pretax - annualized*	4.2%	4.5%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.4%	3.6%

During the three months ended March 31, 2021, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We also funded a modest level of limited partnership interests in line with our intent to expand this portion of our portfolio to increase yields while balancing principal protection and risk.
For the three months ended March 31, 2021, net investment losses were $9.5 million lower than last year primarily due to $15.2 million of after-tax losses on changes in fair value of equity securities and derivatives recognized in the prior year period due to equity-related market volatility. The breakdown of net investment losses by transaction type were as follows:

Horace Mann Educators Corporation	25	Quarterly Report on Form 10-Q

($ in millions)	Three Months Ended March 31,
	2021	2020
Impairments on investments recognized in net income	$(3.2)	$(3.7)
Sales and other, net	(2.1)	4.5
Change in fair value - equity securities	(2.8)	(14.5)
Change in fair value and losses realized on settlements - derivatives	(0.9)	(4.8)
Net investment losses	$(9.0)	$(18.5)

From time to time, we may sell securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to sell a security.
Other Income
For the three months ended March 31, 2021, other income was comparable to the prior year period.
Benefits, Claims and Settlement Expenses
For the three months ended March 31, 2021, benefits, claims and settlement expenses decreased $4.4 million, driven primarily by favorable automobile loss experience partially offset by unfavorable mortality and property loss experience.
Interest Credited
For the three months ended March 31, 2021, interest credited decreased $0.9 million, driven primarily by lower interest rates on Federal Home Loan Bank of Chicago (FHLB) funding agreements. Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block was 2.4% and 2.5% at March 31, 2021 and March 31, 2020, respectively.
Operating Expenses
For the three months ended March 31, 2021, operating expenses decreased $2.7 million, primarily due to a continued lower level of expenses related to changes made due to COVID-19 as well as business optimization initiatives.
Deferred Acquisition Costs Unlocking and Amortization Expense
For the three months ended March 31, 2021, DAC unlocking and amortization expense decreased $5.9 million, primarily due to prior year period unfavorable DAC unlocking in Retirement from market performance.
Intangible Asset Amortization Expense
For the three months ended March 31, 2021, intangible asset amortization expense decreased $0.4 million.
Interest Expense
For the three months ended March 31, 2021, interest expense decreased $0.7 million due to lower interest rates on our senior revolving credit facility.
Income Tax Expense
The effective income tax rate, including net investment gains (losses), was 18.5% and 0.0% for the three months ended March 31, 2021 and 2020, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 3.9 and 7.5 percentage points for the three months ended March 31, 2021 and 2020, respectively.
Total income tax expense for the three months ended March 31, 2020, included a benefit of $2.8 million related to the CARES Act, which reduced the effective income tax rate by 2.8 percentage points, to reflect a net operating loss carryback to taxable years when the corporate rate was 35% compared to the current corporate rate of 21%.

Horace Mann Educators Corporation	26	Quarterly Report on Form 10-Q

We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
At March 31, 2021, our federal income tax returns for years prior to 2014 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2021
The following discussion provides outlook information for our results of operations and capital position.
The impacts of the COVID-19 pandemic and related economic conditions on the Company's results continue to be highly uncertain and outside the Company's control. The scope, duration and magnitude of the direct and indirect effects of the pandemic continue to evolve in ways that are difficult or impossible to anticipate. For additional information on the risks posed by the pandemic, see “A large-scale pandemic, the occurrence of terrorism or military actions may have an adverse effect on our business” included in Part I - Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2021 full-year net income will be within a range of $3.00 to $3.20 per diluted share, generating a core return on equity* of over 9%. The outlook assumes a federal statutory corporate tax rate of 21%. This range is unchanged from our Outlook for 2021 we discussed in the Annual Report on Form 10-K for the year ended December 31, 2020.
Property and Casualty Segment
Premiums written* for 2021 are anticipated to be below 2020 levels. We expect sales* will remain under pressure while COVID-19 vaccines are being rolled out across the country, with a return to pre-pandemic sales levels likely to begin in the fourth quarter.
We expect the pandemic's impact on automobile loss costs will continue in 2021, reflecting continued lower frequency related to new driving patterns, as well as a partial offset because of the anticipated uptick in uninsured/underinsured motorist claims. Over the course of 2021, we anticipate loss ratios will gradually rise toward our long-term target levels. Our outlook presumes that some changes to driving patterns will become more permanent, but those would be offset by some of the factors that increased severity in 2020. We anticipate fairly stable automobile rates in 2021.
We expect the underlying property loss ratio* will be stable in 2021 with rates expected to rise in the low-single digits.
As a result, the Property and Casualty full-year combined ratio is expected to be 95% - 96%, assuming catastrophe losses add approximately 9.0 to 9.5 points. Net income for Property and Casualty is anticipated to be in the range of $54 million to $58 million.
Supplemental Segment
Over the course of 2021, we expect Supplemental's pretax profit margin will move closer to our long-term mid 20% target range, as the favorable trends in benefits paid from changes in policyholder behavior due to COVID-19 significantly decline in 2021 while sales* gradually return to pre-pandemic levels. Net investment income should continue to benefit from the portfolio repositioning. Including these factors, net income for Supplemental is anticipated to be in the range of $33 million to $35 million.
Retirement Segment
We expect Retirement to generate net income in the range of $38 million to $40 million in 2021, reflecting higher net investment income from the alternatives portfolio as well as an increase in fees on our annuity business.

Horace Mann Educators Corporation	27	Quarterly Report on Form 10-Q

Life Segment
We expect Life to generate net income between $17 million and $19 million in 2021, reflecting modeled mortality costs and increased net investment income from the alternatives portfolio. Total sales* are expected to gradually return to pre-pandemic levels.
Investments
For 2021, we expect total net investment income between $370 million and $390 million, including approximately $100 million of accreted investment income on the deposit asset on reinsurance in the Retirement segment. The return on the alternatives portfolio is expected to be in the mid- to high-single digits in 2021, compared with a below-target 5% in 2020 due to market volatility early in the year.
As described in Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see Forward-looking Information in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 concerning other important factors that could impact actual results. We believe that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of our consolidated assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. We have discussed with the Audit Committee the quality, not just the acceptability, of our accounting principles as applied in our financial reporting. The discussions generally included such matters as the consistency of our accounting policies and their application, and the clarity and completeness of our consolidated financial statements, which include related disclosures. Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.
We have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities, including evaluation of impairments
•Evaluation of goodwill and intangible assets for impairment
•Valuation of annuity and life deferred policy acquisition costs
•Valuation of liabilities for property and casualty unpaid claims and claim expenses
•Valuation of certain investment contract and policy reserves
Compared to December 31, 2020, at March 31, 2021, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates in that Form 10-K.

Horace Mann Educators Corporation	28	Quarterly Report on Form 10-Q

Results of Operations by Segment
Consolidated financial results primarily reflect the operating results of our four operating segments as well as the corporate and other line. These reporting segments are defined based on financial information we use to evaluate performance and to determine the allocation of resources.
•Property and Casualty
•Supplemental
•Retirement
•Life
•Corporate and Other
The determination of segment data is described in more detail in Part I - Item 1, Note 9 of the Consolidated Financial Statements in this report. The following sections provide analysis and discussion of the results of operations for each of the reporting segments as well as investment results.
Property and Casualty
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three months ended March 31, 2021, net income reflected the following factors:
•Premiums written* and premiums earned reduced by lower new business and lower miles driven
•1.9 points of improvement in the reported loss ratio as the lower automobile loss frequency more than offset a 1.7 point increase from catastrophe losses
•4.2 points of improvement in the Property and Casualty underlying loss ratio* driven by lower automobile loss frequency reflecting changing driving patterns due to the pandemic
•Higher income tax expense as the prior year period benefited from a one-time tax benefit of $2.0 million as a result of the CARES Act

Horace Mann Educators Corporation	29	Quarterly Report on Form 10-Q

The following table provides certain financial information for Property and Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2021-2020
	2021	2020	Change
Financial Data:
Premiums written*:
Automobile	$99.2	$109.4	-9.3%
Property and other	42.6	44.2	-3.6%
Total premiums written	141.8	153.6	-7.7%
Change in unearned premiums	14.0	12.9	8.5%
Total premiums earned	155.8	166.5	-6.4%
Incurred claims and claims expenses:
Claims occurring in the current year	94.7	105.4	-10.2%
Prior years' reserve development	—	1.0	-100.0%
Total claims and claim expenses incurred	94.7	104.4	-9.3%
Operating expenses, including DAC amortization	39.5	43.2	-8.6%
Underwriting gain	21.6	18.9	14.3%
Net investment income	10.8	10.3	4.9%
Income before income taxes	34.4	29.8	15.4%
Net income / core earnings*	27.9	26.6	4.9%

Operating Statistics:
Automobile
Loss and loss adjustment expense ratio	59.1%	65.8%	-6.7	pts
Expense ratio	25.1%	25.9%	-0.8	pts
Combined ratio:	84.2%	91.7%	-7.5	pts
Prior years' reserve development	—%	-0.9%	0.9	pts
Catastrophe losses	0.3%	0.2%	0.1	pts
Underlying combined ratio*	83.9%	92.4%	-8.5	pts
Property
Loss and loss adjustment expense ratio	64.1%	56.5%	7.6	pts
Expense ratio	26.0%	26.2%	-0.2	pts
Combined ratio:	90.1%	82.7%	7.4	pts
Prior years' reserve development	—%	—%	—	pts
Catastrophe losses	20.1%	15.8%	4.3	pts
Underlying combined ratio*	70.0%	66.9%	3.1	pts

Risks in force (in thousands)
Automobile(1)	393	424	-7.3%
Property	182	192	-5.2%
Total	575	616	-6.7%
(1)    Includes assumed risks in force of 4.

Horace Mann Educators Corporation	30	Quarterly Report on Form 10-Q

On a reported basis, the 7.5 points of improvement in the automobile combined ratio for the three months ended March 31, 2021 was mainly attributable to a 7.7 point reduction in the automobile underlying loss ratio*. The decline in average automobile loss costs in the three months ended March 31, 2021, compared to the prior year period was largely due to decreased frequency experienced subsequent to COVID-19 lockdowns that began in March 2020. The reported property combined ratio increased 7.4 points for the three months ended March 31, 2021 due to a 4.3 point increase in catastrophe losses with the remaining increase due to higher non-catastrophe weather losses and non-weather water losses.
For the three months ended March 31, 2021, total premiums written* decreased $11.8 million, primarily due to a reduction in automobile written premiums*. For the remainder of 2021, we anticipate the rate environment will be relatively stable, resulting in low-single digit average rate increases (including states with no rate actions) for both automobile and property for the full year. Average approved rate changes for the three months ended March 31, 2021 were insignificant. Growth in sales* has slowed due to COVID-19.
For the three months ended March 31, 2021, automobile premiums written* decreased $10.2 million as the number of automobile risks in force has declined and we have implemented a lower level of rate increases. Further, the average premium written and average premium earned decreased 2.5% and 1.5%, respectively, for the three months ended March 31, 2021, partly because miles driven is lower. The automobile 12 month retention rate for new and renewal risks was 81.9% which was up 0.6 points compared to a year ago. Educator risks as a percentage of overall automobile risks remained stable at 85.2% as of March 31, 2021.
For the three months ended March 31, 2021, property and other premiums written* decreased $1.6 million as the number of property risks in force has declined, however, the average premium written and average premium earned increased 2.4% and 2.6%, respectively. The 12 month retention rate for new and renewal risks increased to 87.3% from 87.1% at March 31, 2021 and 2020, respectively. Educator risks as a percentage of overall property risks remained stable at 82.4% as of March 31, 2021.
We continue to evaluate and implement actions to further mitigate our exposure in catastrophe-prone areas of the country. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

Horace Mann Educators Corporation	31	Quarterly Report on Form 10-Q

Supplemental
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three months ended March 31, 2021, net income reflected the following factors:
•Favorable business trends including short-term benefit from changes in policyholder behavior due to COVID-19
•Improved net investment income driven by more favorable returns on limited partnership interests

The following table provides certain information for Supplemental for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2021-2020
	2021	2020	Change
Financial Data:
Premiums written and contract deposits*	$31.6	$32.6	-3.1%
Premiums and contract charges earned	31.7	33.0	-3.9%
Net investment income	5.3	3.5	51.4%
Benefits and settlement expenses	9.7	10.5	-7.6%
Operating expenses (includes DAC unlocking and amortization expense)	10.4	10.1	3.0%
Intangible asset amortization expense	2.9	3.2	-9.4%
Income before income taxes	14.6	13.4	9.0%
Net income / core earnings*	11.4	10.5	8.6%

Operating Statistics:
Supplemental insurance in force (thousands)	284	297	-4.4%
Benefits ratio(1)	30.6%	31.8%	-1.2	pts
Operating expense ratio(2)	27.6%	27.1%	0.5	pts
Pretax profit margin(2)	38.7%	36.0%	2.7	pts
Persistency	91.5%	89.2%	2.3	pts
(1)    Benefits ratio measured to earned premium.
(2)    Operating expense ratio and pretax profit margin measured to total revenues.

Supplemental sales* were $1.0 million in the first quarter of 2021 compared to $3.7 million in the first quarter of 2020. Across the industry, supplemental products have traditionally been sold through a worksite enrollment model and have been the most impacted by the limitations of a virtual-only model. Horace Mann agents continue to cross sell supplemental products to their existing educator customers and we continue to support benefit enrollments. Persistency was up 2.3 points at 91.5%.

Horace Mann Educators Corporation	32	Quarterly Report on Form 10-Q

Retirement
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three months ended March 31, 2021, net income increased $11.5 million, reflecting the following factors:
•$6.9 million increase in net investment income driven by favorable returns on limited partnership interests
•$0.8 million of favorable DAC unlocking in the current period, compared with $4.0 million of unfavorable DAC unlocking from market performance in the prior year period

Horace Mann Educators Corporation	33	Quarterly Report on Form 10-Q

The following table provides certain information for Retirement for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,			2021-2020
	2021	2020		Change
Financial Data:
Contract charges earned	$8.6	$7.4		16.2%
Net investment income	60.4	53.5		12.9%
Interest credited	39.3	40.3		-2.5%
Net interest margin without net investment gains (losses)	22.2	14.1		57.4%
Net interest margin - reinsured block	(1.1)	(0.9)		-22.2%
Mortality loss and other reserve charges	1.1	1.6		-31.3%
Operating expenses	16.0	16.2		-1.2%
DAC and intangible asset amortization expense, excluding DAC unlocking	5.5	5.2		5.8%
DAC unlocking	(0.8)	4.0		-120.0%
Income (loss) before income taxes	12.6	(1.1)		N.M.
Net income (loss)	10.6	(0.9)		N.M.
Core earnings	10.6	(0.9)		N.M.
Operating Statistics:
Annuity contract deposits, net*
Variable	$61.6	$57.8		6.6%
Fixed	44.2	48.0		-7.9%
Total	105.8	105.8		—%
Single	57.2	53.3		7.3%
Recurring	48.6	52.5		-7.4%
Total	105.8	105.8		—%
Assets under administration (AUA)
Annuity assets under management(1)	4,991.7	4,026.6		24.0%
Broker and advisory assets under administration	2,388.1	2,093.9		14.1%
Recordkeeping assets under administration	1,546.3	1,260.8		22.6%
Total	8,926.1	7,381.3		20.9%
Persistency
Variable annuities	95.1%	94.5%	0.6	pts
Fixed annuities	95.0%	94.0%	1.0	pts
Total	95.0%	94.1%	0.9	pts
Annuity contracts in force (thousands)	230	229		0.4%
Fixed spread - YTD annualized (basis points)	253	151	102	bps
(1)    Amounts reported as of March 31, 2021 and March 31, 2020 exclude $782.8 million and $539.6 million, respectively, of assets under management held under modified coinsurance reinsurance.

For the three months ended March 31, 2021, total annuity contract deposits, net* for variable and fixed annuities were comparable to the prior year period. Educators continue to find value in our Retirement savings products, including our competitively priced annuity products. Cash value persistency remained strong at 95.1% for variable annuities and 95.0% for fixed annuities.
At March 31, 2021, annuity assets under management were $965.1 million above a year ago primarily due to market appreciation and positive net inflows. Variable assets under management, excluding amounts held under the modified coinsurance agreement, increased by $855.5 million from a year ago primarily due to market appreciation and positive net inflows. Assets under administration, which includes Retirement Advantage® and other advisory and recordkeeping assets were up 20.9% from a year ago, as assets under management rose primarily due to strong market appreciation over the past 12 months. The year-to-date annualized net interest spread on fixed annuities, excluding reinsurance, increased 102 basis points, reflecting higher net investment income.

Horace Mann Educators Corporation	34	Quarterly Report on Form 10-Q

We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $458.2 million of the Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.
As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on our existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $1.7 million in year one and $5.2 million in year two, further reducing the annualized net interest spread on fixed annuities by approximately 6 basis points and 17 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
The expectation for future annualized net interest spreads on fixed annuities is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread on fixed annuities, based on DAC as of March 31, 2021 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread on the fixed annuities assumption would impact amortization between $0.4 million and $0.5 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.
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

($ in millions)	March 31, 2021
			Deferred Annuities at
	Total Deferred Annuities		Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	54.8%	$1,369.2	59.1%	42.8%	$809.7
Equal to 2% but less than 3%	11.5%	287.5	83.3%	12.7%	239.6
Equal to 3% but less than 4%	24.9%	622.9	99.9%	32.9%	622.4
Equal to 4% but less than 5%	6.8%	170.5	100.0%	9.0%	170.5
5% or higher	2.0%	49.9	100.0%	2.6%	49.9
Total	100.0%	$2,500.0	75.7%	100.0%	$1,892.1

We will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 and other factors in this report.

Horace Mann Educators Corporation	35	Quarterly Report on Form 10-Q

Life
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three months ended March 31, 2021, net income increased $0.1 million, reflecting the following factors:
•Higher mortality costs offset by
•Higher net investment income driven by favorable returns on limited partnership interests
The following table provides certain information for Life for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,			2021-2020
	2021	2020		Change
Financial Data:
Premiums written and contract deposits*	$25.2	$24.8		1.6%
Premiums and contract charges earned	31.5	29.4		7.1%
Net investment income	19.6	15.6		25.6%
Benefits and settlement expenses	28.8	22.2		29.7%
Interest credited	11.2	11.2		—%
Operating expenses	8.3	9.1		-8.8%
DAC amortization expense, excluding unlocking	1.8	1.9		-5.3%
DAC unlocking	0.2	(0.1)		300.0%
Income before income taxes	0.9	0.7		28.6%
Net income / core earnings*	0.7	0.6		16.7%
Operating Statistics:
Life insurance in force	$19,936	$19,295		3.3%
Number of policies in force (thousands)	201	201		—%
Average face amount in force (in dollars)	$99,368	$96,225		3.3%
Lapse ratio (ordinary life insurance in force)	3.9%	4.7%	-0.8	pts
Mortality costs	$14.6	$10.1		44.6%

For the three months ended March 31, 2021, annualized Life sales* were unchanged compared to the prior year period on steady new sales of recurring term and whole life policies, and lower new sales of indexed universal life policies. Full-year persistency for life products of 96.1% improved from the prior year period.

Horace Mann Educators Corporation	36	Quarterly Report on Form 10-Q

Corporate and Other
(All comparisons vs. same periods in 2020, unless noted otherwise)
The following table provides certain financial information for Corporate and Other for the periods indicated.

($ in millions)	Three Months Ended March 31,		2021-2020
	2021	2020	Change %
Interest expense	$3.4	$4.0	-15.0%
Net investment losses pretax	(9.0)	(18.5)	N.M.
Tax on net investment losses	(1.9)	(4.0)	N.M.
Net investment losses after tax	(7.1)	(14.5)	N.M.
Net loss	(11.3)	(18.3)	38.3%
Core earnings (loss)*	(4.2)	(3.8)	-10.5%

For the three months ended March 31, 2021, the net loss decreased because net investment losses in the current period were lower. For the three months ended March 31, 2020, the net loss reflected $15.2 million after-tax of net investment losses on changes in fair value for equity securities and derivatives - all due to COVID-19 related market volatility.
Investment Results
(All comparisons vs. same periods in 2020, unless noted otherwise)
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

($ in millions)	Three Months Ended March 31,		2021-2020
	2021	2020	Change %
Net investment income - Investment portfolio	$71.1	$58.6	21.3%
Investment income - Deposit asset on reinsurance	24.4	23.7	3.0%
Total net investment income	95.5	82.3	16.0%
Pretax net investment gains (losses)	(9.0)	(18.5)	N.M.
Pretax net unrealized investment gains on fixed maturity securities	363.6	189.7	91.7%

Excluding accreted investment income on the deposit asset on reinsurance, net investment income increased $12.5 million for the three months ended March 31, 2021, as more favorable returns on limited partnership interests continued to offset slightly lower yields on fixed maturity securities.
For the three months ended March 31, 2021, pretax net investment losses decreased $9.5 million primarily because pretax net investment losses on equity securities and derivatives were higher in the prior year period. Pretax net unrealized investment gains on fixed maturity securities were down $193.1 million compared to December 31, 2020, reflecting a 83 basis points increase in the 10-year U.S. Treasury yield that more than offset tighter credit spreads across most asset classes.

Horace Mann Educators Corporation	37	Quarterly Report on Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	March 31, 2021
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	145	$492.0	$460.9	$31.1
Insurance	50	185.0	168.2	16.8
Energy(1)	77	175.5	164.7	10.8
Healthcare, Pharmacy	82	161.2	152.7	8.5
Real Estate	43	125.4	119.5	5.9
Utilities	68	115.9	109.5	6.4
Misc.	29	110.3	109.9	0.4
Transportation	47	101.4	95.5	5.9
Technology	44	98.9	94.4	4.5
Food and Beverage	35	79.1	70.6	8.5
All other corporates(2)	356	549.5	517.6	31.9
Total corporate bonds	976	2,194.2	2,063.5	130.7
Mortgage-backed securities
U.S. Government and federally sponsored agencies	266	475.1	441.2	33.9
Commercial(3)	130	329.5	310.0	19.5
Other	40	49.3	49.7	(0.4)
Municipal bonds(4)	602	1,768.1	1,609.9	158.2
Government bonds
U.S.	40	458.3	444.3	14.0
Foreign	7	44.5	40.2	4.3
Collateralized loan obligations(5)	173	675.0	673.1	1.9
Asset-backed securities	113	362.3	360.8	1.5
Total fixed maturity securities	2,347	$6,356.3	$5,992.7	$363.6

Equity securities
Non-redeemable preferred stocks	25	$110.2
Common stocks	93	8.6
Closed-end fund	1	21.2
Total equity securities	119	$140.0

Total	2,466	$6,496.3
(1)At March 31, 2021, the fair value amount included $343.2 million which were non-investment grade.
(2)The All other corporates category contains 19 additional industry sectors. Broadcasting and media, consumer products, telecommunications, metal and mining, and industry manufacturing represented $275.2 million of fair value at March 31, 2021, with the remaining 14 sectors each representing less than $242.5 million.
(3)At March 31, 2021, 99.6% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(4)Holdings are geographically diversified, 52.2% are tax-exempt and 77.1% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at March 31, 2021.
(5)Based on fair value, 95.0% of the collateralized loan obligation securities were rated investment grade by Standard and Poor's Global Inc. (S&P), Moody's Investors Service, Inc. (Moody's) and/or Fitch Ratings, Inc. (Fitch) at March 31, 2021.

Horace Mann Educators Corporation	38	Quarterly Report on Form 10-Q

At March 31, 2021, our diversified fixed maturity securities portfolio consisted of 3,734 investment positions, issued by 2,347 entities, and totaled approximately $6.4 billion in fair value. This portfolio was 89.4% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. At March 31, 2021, 88.8% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio
	Fair Value		March 31, 2021
	December 31, 2020	March 31, 2021	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.6%	11.4%	$722.2	$705.7
AA(2)	40.0	38.7	2,458.2	2,304.0
A	18.7	17.8	1,133.6	1,049.0
BBB	21.2	21.5	1,368.2	1,276.5
BB	2.4	2.6	168.3	161.1
B	1.1	1.2	75.2	73.7
CCC or lower	0.1	0.1	4.8	4.7
Not rated(3)	4.9	6.7	425.8	418.0
Total fixed maturity securities	100.0%	100.0%	$6,356.3	$5,992.7
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	0.7	0.6	0.8
BBB	62.2	59.8	83.7
BB	10.9	9.2	12.9
B	—	—	—
CCC or lower	—	—	—
Not rated	26.2	30.4	42.6
Total equity securities	100.0%	100.0%	$140.0

Total			$6,496.3
(1)Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At March 31, 2021, the AA rated fair value amount included $454.2 million of U.S. Government and federally sponsored agency securities and $666.3 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by either S&P, Moody's or Fitch.

At March 31, 2021, the fixed maturity securities portfolio had $48.6 million of pretax gross unrealized investment losses on $1,257.6 million of fair value related to 748 positions. Of the investment positions with gross unrealized losses, there were 16 trading below 80.0% of the carrying value at March 31, 2021.
We view the pretax gross unrealized investment losses of all our fixed maturity securities at March 31, 2021 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment.

Horace Mann Educators Corporation	39	Quarterly Report on Form 10-Q

Liquidity and Capital Resources
Off-Balance Sheet Arrangements
At March 31, 2021 and 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we engaged in such relationships.
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

($ in millions)	Three Months Ended March 31,		2021-2020
	2021	2020	Change %
Net cash provided by operating activities	$142.0	$87.4	62.5%
Net cash used in investing activities	(239.5)	(140.0)	-71.1%
Net cash provided by financing activities	114.6	68.3	67.8%
Net increase in cash	17.1	15.7	8.9%
Cash at beginning of period	22.3	25.5	-12.5%
Cash at end of period	$39.4	$41.2	-4.4%

Operating Activities
As a holding company, we conduct our principal operations in the personal lines segment of the property and casualty, supplemental and life insurance industries through our subsidiaries. Our insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash flows generated by the insurance subsidiaries.
For the three months ended March 31, 2021, net cash provided by operating activities increased $54.6 million, primarily due to lower claims paid on insurance policies and higher investment income collected.
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

Horace Mann Educators Corporation	40	Quarterly Report on Form 10-Q

Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, changes in the deposit asset on reinsurance, issuances and repurchases of our common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.
For the three months ended March 31, 2021, net cash provided by financing activities increased $46.3 million compared to the prior year period, primarily due to a $55.0 million increase in cash inflows from advances received under FHLB funding agreements.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Three Months Ended March 31,
	2021	2020	Change $	Change %
Balance at beginning of the period	$590.5	$495.0
Advances received from FHLB funding agreements	130.0	75.0	$55.0	73.3%
Principal repayment on FHLB funding agreements	—	—
Balance at end of the period	$720.5	$570.0

Horace Mann Educators Corporation	41	Quarterly Report on Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property and Casualty	Supplemental	Retirement	Life	Corporate and Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑	☑
Contractholder fund deposits		☑	☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑	☑
Sales of investments	☑	☑	☑	☑	☑
Funds from FHLB and line of credit agreements	☑	☑	☑	☑	☑
Intercompany loans	☑	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑	☑
Dividends or return of capital from subsidiaries					☑
Tax refunds/settlements	☑	☑	☑	☑	☑
Funds from periodic issuance of additional securities					☑
Proceeds from debt issuances					☑
Receipt of intercompany settlements related to employee benefit plans					☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑	☑
Operating costs and expenses	☑	☑	☑	☑	☑
Purchase of investments	☑	☑	☑	☑	☑
Repayment of FHLB and line of credit agreements	☑	☑	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑	☑
Capital contributions to subsidiaries					☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑	☑
Common share repurchases					☑
Debt service expenses and repayment					☑
Payments related to employee benefit plans					☑
Payments for acquisitions					☑

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

Horace Mann Educators Corporation	42	Quarterly Report on Form 10-Q

As of March 31, 2021, we held $1.2 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
Capital Resources
We have determined the amount of capital that is needed to adequately fund and support business growth, primarily based on risk-based capital formulas, including those developed by the National Association of Insurance Commissioners. Historically, our insurance subsidiaries have generated capital in excess of such needed levels. These excess amounts have been paid to us through dividends. We have then utilized these dividends and our access to the capital markets to fund growth initiatives, service and retire debt, pay dividends to our shareholders, repurchase shares of our common stock and for other corporate purposes. If necessary, we also have other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, including a revolving line of credit, as well as issuances of various securities.
The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2021 from all of our insurance subsidiaries without prior regulatory approval is $248.7 million, excluding the impact and timing of prior dividends, of which $9.0 million was paid during the three months ended March 31, 2021. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
Total capital was $2,130.3 million at March 31, 2021, including $437.4 million of short-term and long-term debt. Total debt represented 20.5% of total capital including net unrealized investment gains on fixed maturity securities (23.2% excluding net unrealized investment gains on fixed maturity securities*) at March 31, 2021, which was below our long-term target of 25%.
Shareholders' equity was $1,692.9 million at March 31, 2021, including net unrealized investment gains on fixed maturity securities of $243.6 million after taxes and the related impact of DAC associated with annuity contracts and life insurance products with account values. The market value of our common stock and the market value per share were $1,791.8 million and $43.21, respectively, at March 31, 2021. Book value per share was $40.83 at March 31, 2021 ($34.95 excluding net unrealized investment gains on fixed maturity securities*).
Additional information regarding net unrealized investment gains on fixed maturity securities at March 31, 2021 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this report.
Total shareholder dividends paid was $12.9 million for the three months ended March 31, 2021. In March 2021, the Board of Directors (Board) approved an increase in the regular quarterly dividend to $0.31 per share.
For the three months ended March 31, 2021, we repurchased 39,485 shares of our common stock at an average price per share of $38.44 under our share repurchase program, which is further described in Part II - Item 8, Note 12 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, $19.1 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	43	Quarterly Report on Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	March 31, 2021	December 31, 2020
Short-term debt
Bank Credit Facility	Variable	2024	$135.0	$135.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.3 and $0.4 and unamortized debt issuance costs of $1.3 and $1.3	4.50%	2025	248.4	248.3
Federal Home Loan Bank borrowing	0.41%	2022	54.0	54.0
Total			$437.4	$437.3
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

As of March 31, 2021, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in the Part II - Item 8, Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The Senior Notes are traded in the open market (HMN 4.50).
As of March 31, 2021, we had $54.0 million of borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity. For the total $54.0 million received, $4.0 million matures on May 17, 2021, $25.0 million matures on October 5, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrue at an annual weighted average rate of 0.41% as of March 31, 2021. The $54.0 million of FHLB borrowings is reported as Long-term debt in the Consolidated Balance Sheets.
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
As of March 31, 2021, the amount outstanding on the senior revolving credit facility was $135.0 million. The $90.0 million unused portion of the Bank Credit Facility is available for use and subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2021.
To provide additional capital management flexibility, we filed a "universal shelf" registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on March 10, 2021. The registration statement, which registered the offer and sale from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 10, 2021. Unless withdrawn by us earlier, this registration statement will remain effective through March 10, 2024. No securities associated with the registration statement have been issued at the time of issuance of this Quarterly Report on Form 10-Q.
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

Horace Mann Educators Corporation	44	Quarterly Report on Form 10-Q

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property and Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental segment's subsidiaries. Assigned ratings and respective affirmation/review dates as of April 30, 2021 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best					7/2/2020
HMEC (parent company)	N.A.		bbb	(stable)
HMEC's Life subsidiary	A	(stable)	N.A.
HMEC's Property and Casualty subsidiaries	A	(stable)	N.A.
HMEC's Supplemental subsidiaries	A-	(stable)	N.A.
Fitch	A	(stable)	BBB	(stable)	9/22/2020
Moody's	A2	(stable)	Baa2	(stable)	10/8/2020
S&P	A	(stable)	BBB	(stable)	2/18/2021
Reinsurance Programs
Information regarding the reinsurance programs for our Property and Casualty, Supplemental and Life segments is located in Part II - Item 8, Note 8 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Horace Mann Educators Corporation	45	Quarterly Report on Form 10-Q

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
More detailed descriptions of our exposure to market value risks and the management of those risks is contained in Part II - Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of March 31, 2021. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Horace Mann Educators Corporation	46	Quarterly Report on Form 10-Q

PART II: OTHER INFORMATION
ITEM 1A. I Risk Factors
At the time of issuance of this Quarterly Report on Form 10-Q, we believe there are no material changes from the risk factors as previously disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. I Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On September 30, 2015, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million of our common stock, par value $0.001 (Program). The Program authorizes the repurchase of our common stock in open market or privately negotiated transactions, from time to time, depending on market conditions. The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended March 31, 2021, we repurchased shares of our common stock under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1 - 31	—	—	—	$20.6	million
February 1 - 28	39,485	$38.44	39,485	$19.1	million
March 1 - 31	—	—	—	$19.1	million
Total	39,485	$38.44	39,485	$19.1	million
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

3.2	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

Horace Mann Educators Corporation	47	Quarterly Report on Form 10-Q

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

Horace Mann Educators Corporation	48	Quarterly Report on Form 10-Q

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

Horace Mann Educators Corporation	49	Quarterly Report on Form 10-Q

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries.

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

(11) Statement regarding computation of per share earnings.

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

Horace Mann Educators Corporation	50	Quarterly Report on Form 10-Q

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	51	Quarterly Report on Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 7, 2021	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 7, 2021	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	May 7, 2021	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	52	Quarterly Report on Form 10-Q