Form 10-Q
period 2021-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2021-08-06
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑

As of July 31, 2021, the registrant had 41,487,113 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2021, the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders' equity for the three and six-month periods ended June 30, 2021 and 2020, and cash flows for the six-month period ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
August 6, 2021

Horace Mann Educators Corporation	1	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2021, $6,049.4; 2020, $5,788.6)	$6,555.0	$6,345.3
Equity securities at fair value	145.7	121.6
Limited partnership interests	585.7	449.0
Short-term and other investments	301.1	346.3
Total investments	7,587.5	7,262.2
Cash	29.4	22.3
Deferred policy acquisition costs	236.0	229.8
Deposit asset on reinsurance	2,456.8	2,420.9
Intangible assets	151.9	158.5
Goodwill	43.5	43.5
Other assets	428.3	443.2
Separate Account (variable annuity) assets	3,256.7	2,891.4
Total assets	$14,190.1	$13,471.8

Liabilities and Shareholders' Equity
Policy liabilities
Investment contract and policy reserves	$6,526.9	$6,445.3
Unpaid claims and claim expenses	433.6	438.8
Unearned premiums	251.2	264.5
Total policy liabilities	7,211.7	7,148.6
Other policyholder funds	1,023.1	751.3
Other liabilities	468.5	453.1
Short-term debt	135.0	135.0
Long-term debt	278.5	302.3
Separate Account (variable annuity) liabilities	3,256.7	2,891.4
Total liabilities	12,373.5	11,681.7
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2021, 66,432,547; 2020, 66,316,797	0.1	0.1
Additional paid-in capital	490.7	488.4
Retained earnings	1,494.4	1,434.6
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on fixed maturity securities	332.2	366.3
Net funded status of benefit plans	(11.2)	(11.2)
Treasury stock, at cost, 2021, 24,942,264 shares; 2020, 24,902,579 shares	(489.6)	(488.1)
Total shareholders’ equity	1,816.6	1,790.1
Total liabilities and shareholders’ equity	$14,190.1	$13,471.8

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statements of Operations
Revenues
Premiums and contract charges earned	$225.8	$225.4	$453.4	$461.7
Net investment income	109.2	80.4	204.7	162.7
Net investment gains (losses)	4.9	3.2	(4.1)	(15.3)
Other income	7.2	5.9	15.1	13.1

Total revenues	347.1	314.9	669.1	622.2

Benefits, losses and expenses
Benefits, claims and settlement expenses	147.1	143.0	281.4	281.7
Interest credited	51.2	50.7	101.8	102.2
Operating expenses	60.5	55.7	118.5	116.4
DAC unlocking and amortization expense	23.5	20.4	47.6	50.4
Intangible asset amortization expense	3.2	3.7	6.5	7.4
Interest expense	3.5	4.0	7.0	8.2

Total benefits, losses and expenses	289.0	277.5	562.8	566.3

Income before income taxes	58.1	37.4	106.3	55.9
Income tax expense	11.4	6.9	20.3	6.9

Net income	$46.7	$30.5	$86.0	$49.0

Net income per share
Basic	$1.11	$0.73	$2.05	$1.17
Diluted	$1.11	$0.73	$2.04	$1.17

Weighted average number of shares and equivalent shares
Basic	42.0	41.9	42.0	41.9
Diluted	42.1	42.0	42.1	42.0

Statements of Comprehensive Income (Loss)
Net income	$46.7	$30.5	$86.0	$49.0
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	88.6	142.5	(34.1)	48.7
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive income (loss)	88.6	142.5	(34.1)	48.7
Comprehensive income (loss)	$135.3	$173.0	$51.9	$97.7

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1	$0.1
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	0.1	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	489.2	481.9	488.4	481.0
Options exercised and conversion of common stock units and restricted stock units	—	0.4	(1.2)	0.2
Share-based compensation expense	1.5	1.4	3.5	2.5
Ending balance	490.7	483.7	490.7	483.7

Retained earnings
Beginning balance	1,460.8	1,357.8	1,434.6	1,352.5
Net income	46.7	30.5	86.0	49.0
Dividends, 2021, $0.31, $0.62 per share; 2020, $0.30, $0.60 per share	(13.1)	(12.6)	(26.2)	(25.3)
Cumulative effect of change in accounting principle	—	—	—	(0.5)
Ending balance	1,494.4	1,375.7	1,494.4	1,375.7

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	232.4	125.9	355.1	219.7
Change in net unrealized investment gains (losses) on fixed maturity securities	88.6	142.5	(34.1)	48.7
Change in net funded status of benefit plans	—	—	—	—
Ending balance	321.0	268.4	321.0	268.4

Treasury stock, at cost
Beginning balance	(489.6)	(488.1)	(488.1)	(485.9)
Acquisition of shares	—	—	(1.5)	(2.2)
Ending balance	(489.6)	(488.1)	(489.6)	(488.1)
Shareholders' equity at end of period	$1,816.6	$1,639.8	$1,816.6	$1,639.8

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows - operating activities
Net income	$86.0	$49.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	4.1	15.3
Amortization of premiums and accretion of discounts on fixed maturity securities, net	1.7	2.8
Depreciation and intangible asset amortization	11.1	11.7
Share-based compensation expense	3.8	2.8
Changes in:
Accrued investment income	(3.3)	(0.5)
Insurance liabilities	35.6	38.4
Premium receivables	4.5	2.1
Deferred policy acquisition costs	1.6	1.5
Reinsurance recoverables	(1.3)	(2.9)
Income tax liabilities	6.5	7.2
Other operating assets and liabilities	(12.0)	16.7
Other	(21.7)	21.5
Net cash provided by operating activities	116.6	165.6
Cash flows - investing activities
Fixed maturity securities
Purchases	(872.3)	(818.2)
Sales	163.8	294.2
Maturities, paydowns, calls and redemptions	443.7	372.4
Equity securities
Purchases	(36.1)	(11.8)
Sales and repayments	0.7	12.1
Limited partnership interests
Purchases	(141.4)	(30.3)
Sales	41.2	5.7
Change in short-term and other investments, net	57.3	(19.1)
Net cash used in investing activities	(343.1)	(195.0)
Cash flows - financing activities
Dividends paid to shareholders	(25.7)	(24.8)
FHLB borrowings	1.0	4.0
Principal repayment on FHLB borrowings	(25.0)	—
Acquisition of treasury stock	(1.5)	(2.2)
Proceeds from exercise of stock options	0.3	0.9
Withholding tax payments on RSUs tendered	(2.0)	(1.5)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	515.9	325.0
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(216.2)	(196.9)
Life policy accounts:
Deposits	4.4	4.6
Withdrawals and surrenders	(2.1)	(2.1)
Change in deposit asset on reinsurance	(13.0)	(19.9)
Change in book overdrafts	(2.5)	(0.8)
Net cash provided by financing activities	233.6	86.3
Net increase in cash	7.1	56.9
Cash at beginning of period	22.3	25.5
Cash at end of period	$29.4	$82.4
See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	5	Quarterly Report on Form 10-Q

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the reporting date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
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

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Insurance entities will be required to use a standard discount rate to measure the liabilities that will be equivalent to the yield from a high-quality bond. The new guidance also changes the amortization of deferred policy acquisition costs (DAC) to be on a constant-level basis over the expected term of the related contracts with no interest accruing on the DAC balance. The new guidance also introduces a new category of contract features associated with deposit type contracts referred to as market risk benefits (MRBs). Contract features meeting the definition of a MRB will be measured at fair value. New disclosures will be required for long-duration insurance contracts in order to provide better transparency into the exposure of insurance entities and the drivers of their results. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those years. With regards to the liability for future policy benefits and DAC, the guidance applies to contracts in force as of the beginning of the earliest period presented and may be applied retrospectively. With regards to MRBs, the guidance is to be applied retrospectively at the beginning of the earliest period presented. Early adoption is permitted. Management is currently evaluating the impact this guidance will have on the results of operations and financial position of the Company.
Subsequent Events
On July 14, 2021, the Company announced that it entered into a Stock Purchase Agreement (Agreement), by and among the Company and Independence Capital Corp. and Independence Holding Company (Seller) to acquire all the equity interests in Madison National Life Insurance Company, Inc., an insurance company organized under the laws of the State of Wisconsin (Madison National). The Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Agreement, the Company will acquire all the equity interests in Madison National (Acquisition) for $172.5 million. The Seller will have a potential earn-out of up to $12.5 million payable in cash, if specified financial targets are achieved by the end of 2023. The Agreement and the consummation of the transactions contemplated by the Agreement have been approved by the Company’s Board of Directors. The closing of the Acquisition is expected to occur early during the first quarter of 2022, subject to the satisfaction or waiver of applicable closing conditions as well as approval by certain regulators.
Further, effective July 12, 2021, the Company, as borrower, amended its Credit Agreement with PNC Bank, National Association as administrative agent and certain lenders party thereto to increase the line of credit available under the Credit Agreement’s senior revolving credit facility from $225.0 million to $325.0 million. PNC Bank, National Association and JPMorgan Chase Bank, N.A. serve as joint lead arrangers under the Credit Agreement, with The Northern Trust Company, KeyBank National Association, U.S. Bank National Association, Illinois National Bank, and Comerica Bank as lenders participating in the syndicate.
The Company expects to utilize the Credit Agreement’s senior revolving credit facility to fund a portion of the acquisition of Madison National, as well as to be available for ongoing working capital, capital expenditures and general corporate expenditures.

Horace Mann Educators Corporation	7	Quarterly Report on Form 10-Q

NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturity securities	$59.4	$58.9	$117.4	$118.3
Equity securities	1.3	1.2	2.4	2.4
Limited partnership interests	23.0	(3.5)	34.3	(6.2)
Short-term and other investments	2.9	2.8	5.7	5.7
Investment expenses	(2.5)	(2.9)	(4.6)	(5.1)
Net investment income - investment portfolio	84.1	56.5	155.2	115.1
Investment income - deposit asset on reinsurance	25.1	23.9	49.5	47.6
Total net investment income	$109.2	$80.4	$204.7	$162.7
Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturity securities	$1.5	$(0.7)	$(3.9)	$0.4
Equity securities	4.4	7.1	1.7	(7.6)
Short-term investments and other	(1.0)	(3.2)	(1.9)	(8.1)
Net investment gains (losses)	$4.9	$3.2	$(4.1)	$(15.3)

The Company, from time to time, sells fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company's intent to sell a fixed maturity security. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company's investment strategy.
Net Investment Gains (Losses) by Transaction Type
The following table reconciles net investment gains (losses) by transaction type:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Credit loss impairments(1)	$—	$—	$(1.1)	$—
Intent-to-sell impairments	—	(0.5)	(2.1)	(4.2)
Total impairments on investments recognized in net income	—	(0.5)	(3.2)	(4.2)
Sales and other, net	1.6	0.4	(0.5)	4.9
Change in fair value - equity securities	4.3	6.6	1.5	(7.9)
Change in fair value and losses realized on settlements - derivatives	(1.0)	(3.3)	(1.9)	(8.1)
Net investment gains (losses)	$4.9	$3.2	$(4.1)	$(15.3)
(1)    For the six months ended June 30, 2021, the Company recognized a valuation allowance of $1.1 million for credit loss impairments with respect to fixed maturity securities available for sale.

Horace Mann Educators Corporation	8	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$610.8	$68.0	$0.5	$678.3
Other, including U.S. Treasury securities	430.5	31.0	5.3	456.2
Municipal bonds	1,598.6	200.9	0.4	1,799.1
Foreign government bonds	40.2	4.2	—	44.4
Corporate bonds	2,211.3	202.5	5.0	2,408.8
Other asset-backed securities	1,158.0	22.7	12.5	1,168.2
Totals	$6,049.4	$529.3	$23.7	$6,555.0

December 31, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$605.5	$79.6	$0.3	$684.8
Other, including U.S. Treasury securities	395.0	39.2	1.0	433.2
Municipal bonds	1,612.3	215.7	0.5	1,827.5
Foreign government bonds	40.2	4.9	—	45.1
Corporate bonds	1,905.2	221.6	3.9	2,122.9
Other asset-backed securities	1,230.4	24.1	22.7	1,231.8
Totals	$5,788.6	$585.1	$28.4	$6,345.3
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $380.3 million and $387.1 million; Federal Home Loan Mortgage Corporation (FHLMC) of $331.9 million and $344.3 million; and Government National Mortgage Association (GNMA) of $123.8 million and $132.3 million as of June 30, 2021 and December 31, 2020, respectively.

Horace Mann Educators Corporation	9	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position at June 30, 2021 and December 31, 2020, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses at June 30, 2021 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of June 30, 2021, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. Therefore, it was determined that the unrealized losses on the fixed maturity securities presented in the table below were not indicative of any impairments as of June 30, 2021.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$13.9	$0.3	$3.0	$0.2	$16.9	$0.5
Other	113.2	5.3	—	—	113.2	5.3
Municipal bonds	24.0	0.3	0.7	0.1	24.7	0.4
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	142.3	3.8	38.8	1.2	181.1	5.0
Other asset-backed securities	136.0	1.0	262.8	11.5	398.8	12.5
Total	$429.4	$10.7	$305.3	$13.0	$734.7	$23.7

Number of positions with a gross unrealized loss	267		154		421
Fair value as a percentage of total fixed maturity securities at fair value	6.5%		4.7%		11.2%

December 31, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$4.9	$0.1	$2.6	$0.2	$7.5	$0.3
Other	95.9	1.0	—	—	95.9	1.0
Municipal bonds	18.1	0.5	—	—	18.1	0.5
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	126.6	3.7	10.9	0.2	137.5	3.9
Other asset-backed securities	316.9	17.2	409.3	5.5	726.2	22.7
Total	$562.4	$22.5	$422.8	$5.9	$985.2	$28.4

Number of positions with a gross unrealized loss	308		123		431
Fair value as a percentage of total fixed maturity securities at fair value	8.9%		6.7%		15.6%

Fixed maturity securities with an investment grade rating represented 85.6% of the gross unrealized losses as of June 30, 2021. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

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

($ in millions)	Percent of Total Fair Value		June 30, 2021
	June 30, 2021	December 31, 2020	Fair Value	Amortized Cost, net
Estimated expected maturity:
Due in 1 year or less	3.9%	4.0%	$254.9	$247.8
Due after 1 year through 5 years	26.6%	28.3%	1,745.1	1,655.2
Due after 5 years through 10 years	28.4%	28.0%	1,861.9	1,702.2
Due after 10 years through 20 years	24.3%	24.6%	1,595.1	1,433.7
Due after 20 years	16.8%	15.1%	1,098.0	1,010.5
Total	100.0%	100.0%	$6,555.0	$6,049.4

Average option-adjusted duration, in years	6.8	6.4

Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturity securities
Proceeds received	$68.3	$196.0	$163.8	$294.2
Gross gains realized	1.7	5.5	3.0	10.3
Gross losses realized	(0.2)	(5.6)	(3.6)	(5.9)

Equity securities
Proceeds received	$0.3	$10.6	$0.7	$12.1
Gross gains realized	0.1	1.7	0.2	2.0
Gross losses realized	—	(1.2)	—	(1.8)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in accumulated other comprehensive income (AOCI), before the impact of DAC:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$287.2	$149.9	$439.8	$264.4
Change in net unrealized investment gains (losses) on fixed maturity securities	116.9	174.9	(42.1)	71.2
Reclassification of net investment (gains) losses on securities to net income	(4.7)	5.1	1.7	(5.7)
End of period	$399.4	$329.9	$399.4	$329.9

Horace Mann Educators Corporation	11	Quarterly Report on Form 10-Q

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

($ in millions)
	June 30, 2021	December 31, 2020
Senior commercial mortgage loan funds	$254.8	$149.6
Hedge funds	50.7	63.2
Infrastructure debt funds	58.1	58.3
Infrastructure equity funds	57.3	52.1
Other funds(1)	164.8	125.8
Total	$585.7	$449.0
(1)Other funds consist primarily of limited partnership interests in real estate equity funds, private equity funds and corporate mezzanine funds.
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

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2021
Asset derivatives:
Free-standing derivatives	$15.4	$—	$15.4	$13.6	$3.3	$(1.5)

December 31, 2020
Asset derivatives:
Free-standing derivatives	$16.8	$—	$16.8	$13.7	$2.6	$0.5
Deposits
At June 30, 2021 and December 31, 2020, fixed maturity securities with a fair value of $26.6 million and $26.9 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, at June 30, 2021 and December 31, 2020, fixed maturity securities with a fair value of $974.8 million and $707.3 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $887.5 million at June 30, 2021 and $644.5 million at December 31, 2020. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

NOTE 3 - Fair Value of Financial Instruments (continued)
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for those financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the six months ended June 30, 2021 and 2020, there were no transfers between Level 1 and Level 2. At June 30, 2021, Level 3 invested assets comprised 4.7% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
June 30, 2021
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$678.3	$678.3	$—	$678.3	$—
Other, including U.S. Treasury securities	456.2	456.2	28.0	428.2	—
Municipal bonds	1,799.1	1,799.1	—	1,740.5	58.6
Foreign government bonds	44.4	44.4	—	44.4	—
Corporate bonds	2,408.8	2,408.8	14.6	2,243.7	150.5
Other asset-backed securities	1,168.2	1,168.2	—	1,052.7	115.5
Total fixed maturity securities	6,555.0	6,555.0	42.6	6,187.8	324.6
Equity securities	145.7	145.7	40.0	105.4	0.3
Short-term investments	93.5	93.5	90.4	3.1	—
Other investments	46.8	46.8	—	46.8	—
Totals	$6,841.0	$6,841.0	$173.0	$6,343.1	$324.9
Separate Account (variable annuity) assets(1)	$3,256.7	$3,256.7	$3,256.7	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$2.8	$2.8	$—	$2.8	$—
Other policyholder funds, embedded derivatives	$108.9	$108.9	$—	$—	$108.9

December 31, 2020
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$684.8	$684.8	$—	$673.7	$11.1
Other, including U.S. Treasury securities	433.2	433.2	18.4	414.8	—
Municipal bonds	1,827.5	1,827.5	—	1,767.9	59.6
Foreign government bonds	45.1	45.1	—	45.1	—
Corporate bonds	2,122.9	2,122.9	14.9	1,952.2	155.8
Other asset-backed securities	1,231.8	1,231.8	—	1,103.5	128.3
Total fixed maturity securities	6,345.3	6,345.3	33.3	5,957.2	354.8
Equity securities	121.6	121.6	39.2	82.1	0.3
Short-term investments	141.8	141.8	137.7	4.1	—
Other investments	36.3	36.3	—	36.3	—
Totals	$6,645.0	$6,645.0	$210.2	$6,079.7	$355.1
Separate Account (variable annuity) assets(1)	$2,891.4	$2,891.4	$2,891.4	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$2.5	$2.5	$—	$2.5	$—
Other policyholder funds, embedded derivatives	$104.5	$104.5	$—	$—	$104.5
(1)    Separate Account (variable annuity) liabilities are equal to the estimated fair value of the Separate Account (variable annuity) assets.

Horace Mann Educators Corporation	14	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, April 1, 2021	$58.6	$149.1	$132.2	$339.9	$0.3	$340.2	$107.6
Transfers into Level 3(3)	—	28.5	3.1	31.6	—	31.6	—
Transfers out of Level 3(3)	—	(29.4)	(13.3)	(42.7)	—	(42.7)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	3.2
Net unrealized investment gains (losses) included in OCI	0.3	3.2	1.3	4.8	—	4.8	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	1.2
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.3)	(0.9)	(7.8)	(9.0)	—	(9.0)	(3.1)
Ending balance, June 30, 2021	$58.6	$150.5	$115.5	$324.6	$0.3	$324.9	$108.9

Beginning balance, January 1, 2021	$59.6	$155.8	$139.4	$354.8	$0.3	$355.1	$104.5
Transfers into Level 3(3)	—	52.6	6.2	58.8	—	58.8	—
Transfers out of Level 3(3)	—	(56.7)	(19.2)	(75.9)	—	(75.9)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	7.5
Net unrealized investment gains (losses) included in OCI	(0.6)	1.2	1.0	1.6	—	1.6	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	1.9
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.4)	(2.4)	(11.9)	(14.7)	—	(14.7)	(5.0)
Ending balance, June 30, 2021	$58.6	$150.5	$115.5	$324.6	$0.3	$324.9	$108.9
(1)Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.
(2)Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)Transfers into and out of Level 3 during the three and six months ended June 30, 2021 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Horace Mann Educators Corporation	15	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, April 1, 2020	$104.9	$111.7	$140.5	$357.1	$0.1	$357.2	$87.5
Transfers into Level 3(3)	10.7	14.0	64.2	88.9	—	88.9	—
Transfers out of Level 3(3)	(45.9)	(4.2)	(3.4)	(53.5)	—	(53.5)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	6.0
Net unrealized investment gains (losses) included in OCI	3.8	5.3	3.3	12.4	—	12.4	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	2.5
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.3)	(0.5)	(4.5)	(5.3)	—	(5.3)	(2.4)
Ending balance, June 30, 2020	$73.2	$126.3	$200.1	$399.6	$0.1	$399.7	$93.6

Beginning balance, January 1, 2020	$44.3	$104.0	$146.8	$295.1	$0.1	$295.2	$93.7
Transfers into Level 3(3)	74.5	32.8	86.7	194.0	—	194.0	—
Transfers out of Level 3(3)	(45.9)	(14.2)	(6.4)	(66.5)	—	(66.5)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	0.9
Net unrealized investment gains (losses) included in OCI	0.8	(0.2)	(21.1)	(20.5)	—	(20.5)	—
Purchases	—	6.9	1.9	8.8	—	8.8	—
Issuances	—	—	—	—	—	—	3.9
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.5)	(3.0)	(7.8)	(11.3)	—	(11.3)	(4.9)
Ending balance, June 30, 2020	$73.2	$126.3	$200.1	$399.6	$0.1	$399.7	$93.6
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

For the six months ended June 30, 2021 and June 30, 2020, the Company had no net investment gains or losses on Level 3 financial assets. For the three and six months ended June 30, 2021, the Company had $3.2 million and $7.5 million of net investment losses that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities; for the three and six months ended June 30, 2020, the respective net investment losses were $6.0 million and $0.9 million.

Horace Mann Educators Corporation	16	Quarterly Report on Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in millions)
Financial Assets	Fair Value at June 30, 2021	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Municipal bonds	$58.6	discounted cash flow	I spread(2)	307 - 391 bps
Corporate bonds	150.5	discounted cash flow	N spread(3)	272 - 553 bps
		market comparable	option adjusted spread	12.54%
Other asset-backed securities	115.5	vendor price	haircut	3.00% - 5.00%
		discounted cash flow	constant prepayment rate	20.00%
		discounted cash flow	T spread(4)	235 - 800 bps
		discounted cash flow	PDI interest margin(5)	7.13%
		discounted cash flow	SBL interest margin(6)	4.50%
Government mortgage-backed securities	—	vendor price	haircut	3.00% - 5.00%
Equity securities	0.3	Black Scholes	equity value	low - 31.00%; high - 41.00%

($ in millions)
Financial Liabilities	Fair Value at June 30, 2021	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Derivatives embedded in fixed indexed annuity products	$108.9	discounted cash flow	lapse rate	5.30%
			mortality multiplier(7)	63.00%
			option budget	0.90% - 2.50%
			non-performance adjustment(8)	5.00%
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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
June 30, 2021
Financial Assets
Other investments	$160.7	$164.3	$—	$—	$164.3
Deposit asset on reinsurance	2,456.8	2,948.5	—	—	2,948.5
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,911.3	5,031.5	—	—	5,031.5
Investment contract and policy reserves, account values on life contracts	101.4	110.9	—	—	110.9
Other policyholder funds	914.2	914.2	—	857.7	56.5
Short-term debt	135.0	135.0	—	—	135.0
Long-term debt	278.5	313.6	—	313.6	—

December 31, 2020
Financial Assets
Other investments	$168.3	$172.1	$—	$—	$172.1
Deposit asset on reinsurance	2,420.9	3,030.6	—	—	3,030.6
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,847.6	4,963.3	—	—	4,963.3
Investment contract and policy reserves, account values on life contracts	98.7	108.4	—	—	108.4
Other policyholder funds	646.8	646.8	—	590.7	56.1
Short-term debt	135.0	135.0	—	—	135.0
Long-term debt	302.3	331.1	—	331.1	—

Horace Mann Educators Corporation	18	Quarterly Report on Form 10-Q

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
The Company determined that the reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk. Therefore, the Company recognizes the reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance on the Company's Consolidated Balance Sheets. As amounts are received or paid, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income. Interest accreted on the Deposit asset on reinsurance was $25.1 million and $49.5 million for the three and six months ended June 30, 2021, respectively. Interest accreted on the Deposit asset on reinsurance was $23.9 million and $47.6 million for the three and six months ended June 30, 2020, respectively.
NOTE 5 - Goodwill and Intangible Assets
The Company conducts impairment testing for goodwill and intangible assets at least annually, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. See Part II - Item 8, Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further description of impairment testing.
There were no changes in the carrying amount of goodwill by reporting unit for the three months ended June 30, 2021. The carrying amount of goodwill by reporting unit as of June 30, 2021 was as follows:

($ in millions)	June 30, 2021
Property and Casualty	$9.5
Supplemental	19.6
Retirement	4.5
Life	9.9
Total	$43.5

As of June 30, 2021, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of Benefit Consultants Group, Inc. (BCG) and NTA Life Enterprises, LLC (NTA) during 2019. The acquisition of BCG resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $14.1 million and the acquisition of NTA resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $160.4 million. As of June 30, 2021 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

Horace Mann Educators Corporation	19	Quarterly Report on Form 10-Q

NOTE 5 - Goodwill and Intangible Assets (continued)

($ in millions)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	30	$94.4
Value of distribution acquired	17	54.0
Value of agency relationships	14	17.0
Value of customer relationships	10	9.1
Total	23	174.5
Accumulated amortization and impairments:
Value of business acquired		(14.3)
Value of distribution acquired		(10.2)
Value of agency relationships		(5.2)
Value of customer relationships		(3.7)
Total		(33.4)
Net intangible assets subject to amortization:		$141.1
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
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in millions)
Year Ending December 31,
2021 (excluding the six months ended June 30, 2021)	$6.4
2022	12.1
2023	11.2
2024	10.5
2025	9.8
Thereafter	91.1
Total	$141.1
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
Indefinite-lived intangible assets (not subject to amortization) as of June 30, 2021 were as follows:

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

Horace Mann Educators Corporation	20	Quarterly Report on Form 10-Q

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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Property and Casualty
Beginning gross reserves(1)	$374.1	$382.2	$372.2	$387.0
Less: reinsurance recoverables	112.5	119.0	112.9	120.5
Net reserves, beginning of period(2)	261.6	263.2	259.3	266.5
Incurred claims and claim expenses:
Claims occurring in the current period	118.1	109.1	212.9	214.6
Decrease in estimated reserves for claims occurring in prior periods(3)	(4.2)	(1.0)	(4.2)	(2.0)
Total claims and claim expenses incurred(4)	113.9	108.1	208.7	212.6
Claims and claim expense payments for claims occurring during:
Current period	79.1	61.4	113.5	104.9
Prior periods	36.9	37.5	95.0	101.8
Total claims and claim expense payments	116.0	98.9	208.5	206.7
Net reserves, end of period(2)	259.5	272.4	259.5	272.4
Plus: reinsurance recoverables	108.9	116.1	108.9	116.1
Ending gross reserves(1)	$368.4	$388.5	$368.4	$388.5
(1)Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Supplemental, Retirement and Life of $65.2 million and $56.1 million as of June 30, 2021 and 2020, respectively, in addition to Property and Casualty reserves.
(2)Reserves net of anticipated reinsurance recoverables.
(3)Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(4)Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Supplemental, Retirement and Life of $33.2 million and $72.7 million for the three and six months ended June 30, 2021, respectively, in addition to Property and Casualty amounts. Benefits, claims and settlement expenses for Supplemental, Retirement and Life of $34.9 million and $69.1 million for the three and six months ended June 30, 2020, respectively.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $4.2 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively. The favorable development for the six months ended June 30, 2021 was the result of favorable loss trends in automobile and homeowners loss emergence for accident years 2020 and prior. The favorable development for the six months ended June 30, 2020 was the result of favorable loss trends in automobile and homeowners loss emergence for accident years 2019 and prior.

Horace Mann Educators Corporation	21	Quarterly Report on Form 10-Q

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

($ in millions)	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Three months ended June 30, 2021
Premiums written and contract deposits(2)	$351.2	$5.6	$2.5	$348.1
Premiums and contract charges earned	231.5	8.1	2.4	225.8
Benefits, claims and settlement expenses	144.6	(1.0)	1.5	147.1

Three months ended June 30, 2020
Premiums written and contract deposits(2)	$332.4	$6.4	$3.1	$329.1
Premiums and contract charges earned	230.6	8.3	3.1	225.4
Benefits, claims and settlement expenses	143.3	2.4	2.1	143.0

Six months ended June 30, 2021
Premiums written and contract deposits(2)	$671.8	$11.5	$4.0	$664.3
Premiums and contract charges earned	465.7	16.5	4.2	453.4
Benefits, claims and settlement expenses	280.2	1.5	2.7	281.4

Six months ended June 30, 2020
Premiums written and contract deposits(2)	$666.1	$12.7	$4.5	$657.9
Premiums and contract charges earned	473.8	16.7	4.6	461.7
Benefits, claims and settlement expenses	282.8	4.3	3.2	281.7
(1)    Excludes the annuity reinsurance transaction accounted for using the deposit method that is discussed in Note 4.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.
NOTE 8 - Commitments
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $786.3 million and $571.9 million as of June 30, 2021 and December 31, 2020, respectively.

Horace Mann Educators Corporation	22	Quarterly Report on Form 10-Q

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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Premiums and contract charges earned
Property and Casualty	$155.0	$156.2	$310.8	$322.7
Supplemental	31.6	33.3	63.3	66.3
Retirement	9.2	6.7	17.8	14.1
Life	30.0	29.2	61.5	58.6
Total	$225.8	$225.4	$453.4	$461.7

Net investment income
Property and Casualty	$21.7	$6.3	$32.5	$16.6
Supplemental	6.3	4.0	11.6	7.5
Retirement	62.0	55.1	122.4	108.6
Life	19.8	15.6	39.4	31.2
Corporate and Other	(0.1)	—	(0.1)	(0.1)
Intersegment eliminations	(0.5)	(0.6)	(1.1)	(1.1)
Total	$109.2	$80.4	$204.7	$162.7

Net income (loss)
Property and Casualty	$19.3	$11.3	$47.2	$37.9
Supplemental	12.0	9.5	23.4	20.0
Retirement	11.5	9.7	22.1	8.8
Life	5.0	1.9	5.7	2.5
Corporate and Other	(1.1)	(1.9)	(12.4)	(20.2)
Total	$46.7	$30.5	$86.0	$49.0

($ in millions)	June 30, 2021	December 31, 2020
Assets
Property and Casualty	$1,313.2	$1,324.9
Supplemental	855.0	811.5
Retirement	9,800.6	9,198.7
Life	2,142.9	2,044.5
Corporate and Other	158.9	182.3
Intersegment eliminations	(80.5)	(90.1)
Total	$14,190.1	$13,471.8

Horace Mann Educators Corporation	23	Quarterly Report on Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Securities(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, April 1, 2021	$243.6	$(11.2)	$232.4
Other comprehensive income (loss) before reclassifications	93.3	—	93.3
Amounts reclassified from AOCI(2)	(4.7)	—	(4.7)
Net current period other comprehensive income (loss)	88.6	—	88.6
Ending balance, June 30, 2021	$332.2	$(11.2)	$321.0

Beginning balance, April 1, 2020	$136.6	$(10.7)	$125.9
Other comprehensive income (loss) before reclassifications	147.5	—	147.5
Amounts reclassified from AOCI(3)	(5.0)	—	(5.0)
Net current period other comprehensive income (loss)	142.5	—	142.5
Ending balance, June 30, 2020	$279.1	$(10.7)	$268.4

Beginning balance, January 1, 2021	$366.3	$(11.2)	$355.1
Other comprehensive income (loss) before reclassifications	(35.8)	—	(35.8)
Amounts reclassified from AOCI(2)	1.7	—	1.7
Net current period other comprehensive income (loss)	(34.1)	—	(34.1)
Ending balance, June 30, 2021	$332.2	$(11.2)	$321.0

Beginning balance, January 1, 2020	$230.4	$(10.7)	$219.7
Other comprehensive income (loss) before reclassifications	43.0	—	43.0
Amounts reclassified from AOCI(3)	5.7	—	5.7
Net current period other comprehensive income (loss)	48.7	—	48.7
Ending balance, June 30, 2020	$279.1	$(10.7)	$268.4
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $5.9 million and $(2.2) million, are included in Net investment gains (losses) and the related income tax expenses, $1.2 million and $(0.5) million, are included in income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively.
(3)    The pretax amounts reclassified from AOCI, $6.4 million and $(7.2) million, are included in Net investment gains (losses) and the related income tax expenses, $1.4 million and $(1.5) million, are included in Income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2020, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	24	Quarterly Report on Form 10-Q

NOTE 11 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	June 30, 2021	December 31, 2020
Cash	$28.3	$21.8
Restricted cash	1.1	0.5
Total cash and restricted cash reported in the Consolidated Balance Sheets	$29.4	$22.3

($ in millions)	Six Months Ended June 30,
	2021	2020
Cash paid (recovered) during the three months for:
Interest	$6.8	$8.2
Income taxes	13.4	(0.6)
Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the three and six months ended June 30, 2021 and 2020, respectively.
ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Second Quarter 2021 Investor Supplement.
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

Horace Mann Educators Corporation	25	Quarterly Report on Form 10-Q

This MD&A covers our consolidated financial highlights followed by consolidated results of operations, an outlook for future performance, details about critical accounting estimates, results of operations by segment, investment results and liquidity and capital resources.
On July 14, 2021, we entered into a definitive agreement to acquire all the equity interests in Madison National Life Insurance Company (Madison National) for $172.5 million. Madison National is a leading writer of employer-paid and sponsored benefits provided to educators by K-12 school districts. The transaction is expected to close early in the first quarter of 2022, subject to regulatory approval and other customary closing conditions. The transaction is expected to be funded with cash on hand and additional borrowings on our Bank Credit Facility which was extended to 2026 and expanded by $100.0 million to $325.0 million to provide ample liquidity. At closing, our leverage ratio is expected to be slightly below our long-term target of 25% which aligns with levels appropriate for our current financial strength ratings.
Madison National offers short- and long-term group disability, group life and other products, with K-12 school districts representing 80% of 2020 premiums. The acquisition of Madison National is expected to be immediately accretive to our EPS and ROE and is expected to accelerate our progress on all fronts of our multi-year strategic plan: strengthening our product offerings, enhancing our distribution, and adding capabilities to our infrastructure. With the addition of Madison National, we will be able to serve K-12 educators through a new distribution channel that is entirely complementary to our strengths in individual products sold through local, trusted advisors.
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
Although educators have largely remained employed through the pandemic, growth in new sales has slowed since the pandemic began, particularly sales generated from in-person events at schools. We continue to work with our network of exclusive agents to make sure they are using virtual tools that can allow them to reach current and potential educator customers when face-to-face interactions are not possible. We are implementing a variety of new and modified forums to provide access to the financial solutions we offer educators.
For further discussion regarding the current period and potential future impacts of COVID-19 and related economic conditions on HMEC, see Outlook for 2021 and other content within this MD&A as well as Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Horace Mann Educators Corporation	26	Quarterly Report on Form 10-Q

Consolidated Financial Highlights
(All comparisons vs. same periods in 2020, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2021-2020	Six Months Ended June 30,		2021-2020
	2021	2020	Change %	2021	2020	Change %
Total revenues	$347.1	$314.9	10.2%	$669.1	$622.2	7.5%
Net income	46.7	30.5	53.1%	86.0	49.0	75.5%
Per diluted share:
Net income	1.11	0.73	52.1%	2.04	1.17	74.4%
Net investment gains (losses) after tax	0.09	0.06	N.M.	(0.08)	(0.28)	N.M.
Book value per share				$43.78	$39.69	10.3%
Net income return on equity - last twelve months				9.8%	6.9%
Net income return on equity - annualized				9.5%	6.1%

For the three and six months ended June 30, 2021, net income increased $16.2 million and $37.0 million, respectively, primarily due to higher net investment income and a lower level of catastrophe losses.
Consolidated Results of Operations
(All comparisons vs. same periods in 2020, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2021-2020	Six Months Ended June 30,		2021-2020
	2021	2020	Change %	2021	2020	Change %
Premiums and contract charges earned	$225.8	$225.4	0.2%	$453.4	$461.7	-1.8%
Net investment income	109.2	80.4	35.8%	204.7	162.7	25.8%
Net investment gains (losses)	4.9	3.2	N.M.	(4.1)	(15.3)	N.M.
Other income	7.2	5.9	22.0%	15.1	13.1	15.3%
Total revenues	347.1	314.9	10.2%	669.1	622.2	7.5%

Benefits, claims and settlement expenses	147.1	143.0	2.9%	281.4	281.7	-0.1%
Interest credited	51.2	50.7	1.0%	101.8	102.2	-0.4%
Operating expenses	60.5	55.7	8.6%	118.5	116.4	1.8%
DAC unlocking and amortization expense	23.5	20.4	15.2%	47.6	50.4	-5.6%
Intangible asset amortization expense	3.2	3.7	-13.5%	6.5	7.4	-12.2%
Interest expense	3.5	4.0	-12.5%	7.0	8.2	-14.6%
Total benefits, losses and expenses	289.0	277.5	4.1%	562.8	566.3	-0.6%

Income before income taxes	58.1	37.4	55.3%	106.3	55.9	90.2%
Income tax expense	11.4	6.9	65.2%	20.3	6.9	194.2%
Net income	$46.7	$30.5	53.1%	$86.0	$49.0	75.5%

Premiums and Contract Charges Earned
For the three and six months ended June 30, 2021, premiums and contract charges earned increased $0.4 million and decreased $8.3 million, respectively. The decrease for the six months ended June 30, 2021 was primarily due to lower premiums earned by Property and Casualty.

Horace Mann Educators Corporation	27	Quarterly Report on Form 10-Q

Net Investment Income
Excluding accreted investment income on the deposit asset on reinsurance, for the three and six months ended June 30, 2021, net investment income increased $27.6 million and $40.1 million, respectively, as more favorable returns on limited partnership interests more than offset slightly lower yields on fixed maturity securities. Current year private equity returns have been strong, reflecting the strength of the equity markets and the active IPO window. Investment yields continue to be impacted by the low interest rate environment of recent years. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment yield, excluding limited partnership interests, pretax - annualized*	4.3%	4.4%	4.3%	4.5%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.4%	3.5%	3.4%	3.6%

During the three and six months ended June 30, 2021, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We also funded commercial mortgage loan funds and limited partnership interests in line with our intent to increase our allocation to this portion of our portfolio to increase yields while balancing principal protection and risk.
Net Investment Gains (Losses)
For the three and six months ended June 30, 2021, net investment gains (losses) were $1.7 million and $11.2 million higher than last year primarily due to favorable changes in fair value of equity securities and derivatives as well as gains realized from sales of fixed maturity securities. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Impairments on investments recognized in net income	$—	$(0.5)	$(3.2)	$(4.2)
Sales and other, net	1.6	0.4	(0.5)	4.9
Change in fair value - equity securities	4.3	6.6	1.5	(7.9)
Change in fair value and losses realized on settlements - derivatives	(1.0)	(3.3)	(1.9)	(8.1)
Net investment gains (losses)	$4.9	$3.2	$(4.1)	$(15.3)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three and six months ended June 30, 2021, other income increased $1.3 million and $2.0 million, respectively, compared to the prior year period due to the impact of the strong financial markets on asset based fees.
Benefits, Claims and Settlement Expenses
For the three and six months ended June 30, 2021, benefits, claims and settlement expenses increased $4.1 million and decreased $0.3 million. Benefit expense for the current quarter is up due to an increase in underlying automobile and property loss experience partially offset by lower catastrophe losses.
Interest Credited
For the three and six months ended June 30, 2021, interest credited was relatively flat compared to the prior year periods. Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 2.4% and 2.5% at June 30, 2021 and June 30, 2020, respectively.

Horace Mann Educators Corporation	28	Quarterly Report on Form 10-Q

Operating Expenses
For the three and six months ended June 30, 2021, operating expenses increased $4.8 million and $2.1 million, respectively. Targeted spend on product, distribution and infrastructure has increased, including costs incurred in performing due diligence on the planned acquisition of Madison National.
Deferred Policy Acquisition Costs (DAC) Unlocking and Amortization Expense
For the three and six months ended June 30, 2021, DAC unlocking and amortization expense increased $3.1 million and decreased $2.8 million, respectively, as market performance in the Retirement segment was more favorable in the prior year second quarter but more favorable for the first half of 2021.
Intangible Asset Amortization Expense
For the three and six months ended June 30, 2021, intangible asset amortization expense decreased $0.5 million and $0.9 million, respectively.
Interest Expense
For the three and six months ended June 30, 2021, interest expense decreased $0.5 million and $1.2 million, respectively, due to lower interest rates on our senior revolving credit facility.
Income Tax Expense
The effective income tax rate, including net investment gains (losses), was 19.1% and 12.3% for the six months ended June 30, 2021 and 2020, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 3.1 and 5.3 percentage points for the six months ended June 30, 2021 and 2020, respectively.
The tax effects of legislation enacted in 2020 due to the Coronavirus pandemic were reflected in our income tax expense calculations as of June 30, 2020. Total income tax expense for the six months ended June 30, 2020, included a benefit of $2.8 million (that reduced the effective income tax rate by 5.0 percentage points) to reflect a net operating loss carryback to taxable years for which the corporate rate was 35% as compared to the current corporate rate of 21%.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
At June 30, 2021, our federal income tax returns for years prior to 2014 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2021
The following discussion provides outlook information for our results of operations and capital position.
The impacts of the COVID-19 pandemic and related economic conditions on the Company’s results continue to be highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of the pandemic continue to evolve in ways that are difficult or impossible to anticipate. For additional information on the risks posed by the pandemic, see “A large-scale pandemic, the occurrence of terrorism or military actions may have an adverse effect on our business” included in Part I—Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2021 full-year net income will be within a range of $3.50 to $3.70 per diluted share, generating a core return on equity* of over 10%. The outlook assumes a federal statutory corporate tax rate of 21%. On July 1, 2021, we increased our guidance from the range included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 because of strong second quarter net investment income and lower-than-guided second quarter catastrophe losses. The segment guidance discussed below also anticipates modest other changes in those businesses.

Horace Mann Educators Corporation	29	Quarterly Report on Form 10-Q

Investments
For 2021, we now anticipate total net investment income to be in the range of $385 million to $405 million, including approximately $100 million of accreted investment income on the deposit asset on reinsurance in the Retirement segment. The increased range largely reflects strong second quarter net investment income in all segments. The increase in second quarter net investment income was primarily due to higher-than-anticipated returns in our growing alternative investments portfolio, with the most significant impact to the Property and Casualty segment. Segment ranges noted below reflect the higher anticipated level of net investment income.
Property and Casualty Segment
We continue to anticipate premiums written* for 2021 to be below 2020 levels. We expect new sales* will remain under pressure while COVID-19 vaccines are being rolled out across the country, with a return to pre-pandemic sales levels likely to begin in the fourth quarter.
The pandemic’s impact on automobile loss costs continues in 2021, reflecting continued lower frequency related to new driving patterns, as well as a partial offset in severity, largely driven by inflation. Over the course of 2021, we anticipate loss ratios gradually rising toward our long-term target levels. Our outlook presumes that some changes to driving patterns will become permanent, but those would be offset by some of the non-inflationary factors that are increasing severity. Because of the inflationary component of the increase in loss costs over 2020, we are initiating appropriate rate filings in selected geographies.
For property, we anticipate the decrease in second quarter catastrophe costs will be offset by increases in the underlying loss ratio due to inflation and increased frequency of fire and non-weather water losses. To address this, we are now planning to file for property rate increases in the mid-single digits in many geographies in the second half of the year, above our original rate plan for 2021.
We continue to expect the Property and Casualty full-year combined ratio to be between 95% - 96%, which assumes catastrophe losses between $20 million and $25 million for the second half of the year. Primarily because of the impact of higher second quarter net investment income, net income for Property and Casualty for 2021 is now anticipated to be in the range of $66 million to $70 million.
Supplemental Segment
Our revised outlook for Supplemental's 2021 net income reflects a higher contribution from net investment income. We are also seeing the return to historical policyholder claims behavior occur more slowly than we had anticipated in this business. We now expect a full-year 2021 pre-tax profit margin better than our longer-term target of mid-20s percent. Including these factors, net income for Supplemental is now anticipated to be in the range of $41 million to $43 million.
Retirement Segment
We now expect Retirement to generate net income in the range of $43 to $45 million in 2021, above our original expectation because of higher net investment income from the alternatives portfolio.
Life Segment
We expect Life to generate net income between $14 million and $16 million in 2021, below our original expectation, as higher first quarter mortality costs offset the anticipated increases in full-year net investment income. Sales* are expected to gradually return to pre-pandemic levels.
As described in Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see Forward-looking Information in this Quarterly Report on Form 10-Q as well as Part I – Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 concerning other important factors that could impact actual results. We believe that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.

Horace Mann Educators Corporation	30	Quarterly Report on Form 10-Q

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
We have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities, including evaluation of impairments
•Evaluation of goodwill and intangible assets for impairment
•Valuation of annuity and life deferred policy acquisition costs
•Valuation of liabilities for property and casualty unpaid claims and claim expenses
•Valuation of certain investment contract and policy reserves
Compared to December 31, 2020, at June 30, 2021, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates in that Form 10-K.
Results of Operations by Segment
Consolidated financial results primarily reflect the operating results of our four operating segments as well as the corporate and other segment. These reporting segments are defined based on financial information we use to evaluate performance and to determine the allocation of resources.
•Property and Casualty
•Supplemental
•Retirement
•Life
•Corporate and Other
The determination of segment data is described in more detail in Part I - Item 1, Note 9 of the Consolidated Financial Statements in this report. The following sections provide analysis and discussion of the results of operations for each of the reporting segments as well as investment results.

Horace Mann Educators Corporation	31	Quarterly Report on Form 10-Q

Property and Casualty
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three and six months ended June 30, 2021, net income reflected the following factors:
•Substantial increase in net investment income due to more favorable returns on limited partnership interests
•$4.2 million of favorable prior years' reserve development recognized in the second quarter of 2021
•Lower level of catastrophe losses experienced in 2021
•An increase in underlying loss costs

Horace Mann Educators Corporation	32	Quarterly Report on Form 10-Q

The following table provides certain financial information for Property and Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2021-2020		Six Months Ended June 30,		2021-2020
	2021	2020	Change		2021	2020	Change
Financial Data:
Premiums written*:
Automobile	$97.8	$96.7	1.1%		$197.0	$206.1	-4.4%
Property and other	57.8	59.4	-2.7%		100.4	103.6	-3.1%
Total premiums written	155.6	156.1	-0.3%		297.4	309.7	-4.0%
Change in unearned premiums	(0.6)	0.1	N.M.		13.4	13.0	3.1%
Total premiums earned	155.0	156.2	-0.8%		310.8	322.7	-3.7%
Incurred claims and claims expenses:
Claims occurring in the current year	118.2	109.2	8.2%		212.9	214.6	-0.8%
Prior years' reserves favorable development	4.2	1.0	N.M.		4.2	2.0	110.0%
Total claims and claim expenses incurred	114.0	108.2	5.4%		208.7	212.6	-1.8%
Operating expenses, including DAC amortization	39.9	40.9	-2.4%		79.4	84.1	-5.6%
Underwriting gain	1.1	7.1	-84.5%		22.7	26.0	-12.7%
Net investment income	21.7	6.3	244.4%		32.5	16.6	95.8%
Income before income taxes	24.0	14.1	70.2%		58.4	43.9	33.0%
Net income / core earnings*	19.3	11.3	70.8%		47.2	37.9	24.5%

Operating Statistics:
Automobile
Loss and loss adjustment expense ratio	67.6%	53.2%	14.4	pts	63.3%	59.8%	3.5	pts
Expense ratio	25.7%	27.1%	-1.4	pts	25.4%	26.5%	-1.1	pts
Combined ratio:	93.3%	80.3%	13.0	pts	88.7%	86.3%	2.4	pts
Prior years' reserve development	-3.0%	—%	-3.0	pts	-1.5%	-0.5%	-1.0	pts
Catastrophe losses	2.6%	3.1%	-0.5	pts	1.5%	1.5%	—	pts
Underlying combined ratio*	93.7%	77.2%	16.5	pts	88.7%	85.3%	3.4	pts
Property
Loss and loss adjustment expense ratio	84.8%	99.1%	-14.3	pts	74.5%	77.8%	-3.3	pts
Expense ratio	26.0%	24.8%	1.2	pts	26.0%	25.5%	0.5	pts
Combined ratio:	110.8%	123.9%	-13.1	pts	100.5%	103.3%	-2.8	pts
Prior years' reserve development	-2.3%	-1.8%	-0.5	pts	-1.1%	-0.9%	-0.2	pts
Catastrophe losses	27.9%	57.9%	-30.0	pts	24.1%	36.8%	-12.7	pts
Underlying combined ratio*	85.2%	67.8%	17.4	pts	77.5%	67.4%	10.1	pts

Risks in force (in thousands)
Automobile(1)					387	418	-7.4%
Property					180	191	-5.8%
Total					567	609	-6.9%
(1)    Includes assumed risks in force of 4.

Horace Mann Educators Corporation	33	Quarterly Report on Form 10-Q

On a reported basis, the 2.4 point increase in the automobile combined ratio for the six months ended June 30, 2021 was mainly attributable to a 4.5 point increase in the automobile underlying loss ratio*. The increase in the automobile underlying loss ratio reflects a return to more normal driving patterns plus inflationary pressures that are increasing automobile loss costs in 2021. The reported property combined ratio improved 2.8 points for the six months ended June 30, 2021 due to lower catastrophe losses. However, the property underlying loss ratio* increased 9.6 points for the six months ended June 30, 2021 reflecting higher non-catastrophe fire losses and non-weather water losses as well as overall inflation due to the cost of labor and materials.
For the three and six months ended June 30, 2021, total premiums written* decreased $0.5 million and $12.3 million, respectively. For the remainder of 2021, we anticipate average rate increases in the low-single digits (including states with no rate actions) for both automobile and property for the full year. Average approved rate changes for the six months ended June 30, 2021 were insignificant. Sales* has slowed due to COVID-19.
For the three and six months ended June 30, 2021, automobile premiums written* increased $1.1 million and decreased $9.1 million, respectively, as the number of automobile risks in force has declined. Average premium written and average premium earned was down slightly, in part due to changes in miles driven. Educator risks as a percentage of overall automobile risks remained stable at 83.9% as of June 30, 2021.
For the three and six months ended June 30, 2021, property and other premiums written* decreased $1.6 million and $3.2 million, respectively, as the number of property risks in force has declined. Average premium written and average premium earned increased slightly in the first six months of 2021, but with inflationary pressure continuing, adjustments to coverage values and rates are expected to play a greater role in the coming quarters. Educator risks as a percentage of overall property risks remained stable at 81.6% as of June 30, 2021.
We continue to evaluate and implement actions to further mitigate our exposure in catastrophe-prone areas of the country. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

Horace Mann Educators Corporation	34	Quarterly Report on Form 10-Q

Supplemental
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three and six months ended June 30, 2021, net income reflected the following factors:
•Favorable business trends including short-term benefit from changes in policyholder behavior due to COVID-19
•Improved net investment income driven by more favorable returns on limited partnership interests

The following table provides certain information for Supplemental for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2021-2020		Six Months Ended June 30,		2021-2020
	2021	2020	Change		2021	2020	Change
Financial Data:
Premiums written and contract deposits*	$31.7	$33.7	-5.9%		$63.3	$66.3	-4.5%
Premiums and contract charges earned	31.6	33.3	-5.1%		63.3	66.3	-4.5%
Net investment income	6.3	4.0	57.5%		11.6	7.5	54.7%
Benefits and settlement expenses	9.9	12.5	-20.8%		19.6	23.0	-14.8%
Operating expenses (includes DAC unlocking and amortization expense)	10.2	10.1	1.0%		20.6	20.2	2.0%
Intangible asset amortization expense	3.0	3.2	-6.3%		5.9	6.4	-7.8%
Income before income taxes	15.4	12.1	27.3%		30.0	25.5	17.6%
Net income / core earnings*	12.0	9.5	26.3%		23.4	20.0	17.0%

Operating Statistics:
Supplemental insurance in force (thousands)					282	298	-5.4%
Benefits ratio(1)	31.3%	37.5%	-6.2	pts	31.0%	34.7%	-3.7	pts
Operating expense ratio(2)	26.5%	26.6%	-0.1	pts	27.0%	26.9%	0.1	pts
Pretax profit margin(2)	40.0%	31.9%	8.1	pts	39.4%	34.0%	5.4	pts
Persistency					90.7%	89.3%	1.4	pts
(1)    Benefits ratio measured to earned premium.
(2)    Operating expense ratio and pretax profit margin measured to total revenues.

For the three and six months ended June 30, 2021, Supplemental sales* were $1.2 million and $2.2 million, respectively, which continues to reflect limited school access because of the COVID-19 pandemic. Sales growth is expected to accelerate through the second half of 2021 with the anticipated return to in-person learning this fall. Persistency was up 1.4 points at 90.7%.
Net income reflected higher net investment income as well as favorable business trends including some continued short-term benefit from changes in policyholder behavior due to COVID-19. Segment expenses include the non-cash impact of amortization of intangible assets under purchase accounting that reduced net income by $3.0 million pretax. The pretax profit margin remains above management’s longer-term expectations because of the pandemic-related changes in policyholder behavior.

Horace Mann Educators Corporation	35	Quarterly Report on Form 10-Q

Retirement
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three and six months ended June 30, 2021, net income reflected the following factors:
•Strong annualized net interest spread on fixed annuities of 259 bps
•Continued growth in net annuity contract deposits* that increased $15.8 million for the six months ended June 30, 2021

Horace Mann Educators Corporation	36	Quarterly Report on Form 10-Q

The following table provides certain information for Retirement for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2021-2020	Six Months Ended June 30,			2021-2020
	2021	2020	Change	2021	2020		Change
Financial Data:
Contract charges earned	$9.2	$6.7	37.3%	$17.8	$14.1		26.2%
Net investment income	62.0	55.1	12.5%	122.4	108.6		12.7%
Interest credited	40.0	39.4	1.5%	79.3	79.7		-0.5%
Net interest margin without net investment gains (losses)	22.8	16.7	36.5%	45.0	30.8		46.1%
Net interest margin - reinsured block	(0.8)	(1.0)	20.0%	(1.9)	(1.9)		—%
Mortality loss and other reserve charges	1.6	1.2	33.3%	2.7	2.8		-3.6%
Operating expenses	15.7	13.9	12.9%	31.7	30.1		5.3%
DAC and intangible asset amortization expense, excluding DAC unlocking	5.1	4.8	6.3%	10.6	10.0		6.0%
DAC unlocking	(0.2)	(4.6)	95.7%	(1.0)	(0.6)		-66.7%
Income before income taxes	13.9	11.2	24.1%	26.5	10.1		162.4%
Net income	11.5	9.7	18.6%	22.1	8.8		151.1%
Core earnings*	11.5	9.7	18.6%	22.1	8.8		151.1%
Operating Statistics:
Net annuity contract deposits*
Variable	$67.6	$52.3	29.3%	$129.2	$110.1		17.3%
Fixed	49.8	49.3	1.0%	94.0	97.3		-3.4%
Total	117.4	101.6	15.6%	223.2	207.4		7.6%
Single	63.6	48.8	30.3%	120.8	102.2		18.2%
Recurring	53.8	52.8	1.9%	102.4	105.2		-2.7%
Total	117.4	101.6	15.6%	223.2	207.4		7.6%
Assets under administration (AUA)
Annuity assets under management(1)				5,173.1	4,324.3		19.6%
Broker and advisory assets under administration				2,516.4	2,168.0		16.1%
Recordkeeping assets under administration				1,629.9	1,460.5		11.6%
Total				9,319.4	7,952.8		17.2%
Persistency
Variable annuities				94.8%	94.9%	-0.1	pts
Fixed annuities				95.0%	94.2%	0.8	pts
Total				94.9%	94.5%	0.4	pts
Annuity contracts in force (thousands)				229	230		-0.4%
Net interest spread on fixed annuities - YTD annualized (basis points)				259	168	91	bps
(1)    Amounts reported as of June 30, 2021 and June 30, 2020 exclude $818.9 million and $627.6 million, respectively, of assets under management held under modified coinsurance reinsurance.

For the six months ended June 30, 2021, net annuity contract deposits for variable and fixed annuities increased $15.8 million. Our relationships with educators often begins with our 403(b) retirement savings products, including our attractive annuity products, and we are encouraged by the cross-sell opportunities they provide. Cash value persistency remained strong at 94.8% for variable annuities and 95.0% for fixed annuities.
At June 30, 2021, annuity assets under management and variable assets under management, excluding amounts held under the modified coinsurance agreement, were up $848.8 million and $748.5, respectively, compared to a year ago primarily due to market appreciation and positive net inflows. Assets under administration, which includes Retirement Advantage® and other advisory and recordkeeping assets were up $1.4 billion from a year ago, as assets under management rose primarily due to strong market appreciation over the past 12 months. The year-to-date annualized net interest spread on fixed annuities, excluding reinsurance, increased 91 basis points, reflecting higher net investment income primarily due to returns on limited partnership interests.

Horace Mann Educators Corporation	37	Quarterly Report on Form 10-Q

We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $489.2 million of the Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.
As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on our existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $1.9 million in year one and $5.6 million in year two, further reducing the annualized net interest spread on fixed annuities by approximately 6 basis points and 19 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
The expectation for future annualized net interest spreads on fixed annuities is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread on fixed annuities, based on DAC as of June 30, 2021 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread on the fixed annuities assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.
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

($ in millions)	June 30, 2021
	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	55.1%	$1,386.0	60.3%	43.5%	$835.2
Equal to 2% but less than 3%	11.4%	286.8	83.5%	12.5%	239.4
Equal to 3% but less than 4%	24.8%	624.7	99.9%	32.6%	624.3
Equal to 4% but less than 5%	6.7%	169.3	100.0%	8.8%	169.3
5% or higher	2.0%	50.0	100.0%	2.6%	50.0
Total	100.0%	$2,516.8	76.2%	100.0%	$1,918.2

We will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 and other factors in this report.

Horace Mann Educators Corporation	38	Quarterly Report on Form 10-Q

Life
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three and six months ended June 30, 2021, net income reflected the following factors:
•Higher net investment income driven by favorable returns on limited partnership interests
•Higher premiums and contract charges earned
•Higher mortality costs for the six month period
The following table provides certain information for Life for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2021-2020	Six Months Ended June 30,			2021-2020
	2021	2020	Change	2021	2020		Change
Financial Data:
Premiums written and contract deposits*	$29.5	$27.6	6.9%	$54.7	$52.4		4.4%
Premiums and contract charges earned	30.0	29.2	2.7%	61.5	58.6		4.9%
Net investment income	19.8	15.6	26.9%	39.4	31.2		26.3%
Benefits and settlement expenses	21.6	21.1	2.4%	50.4	43.3		16.4%
Interest credited	11.2	11.3	-0.9%	22.4	22.5		-0.4%
Operating expenses	9.2	8.3	10.8%	17.5	17.4		0.6%
DAC amortization expense, excluding unlocking	2.0	2.0	—%	3.8	3.9		-2.6%
DAC unlocking	(0.2)	(0.2)	—%	—	(0.3)		100.0%
Income before income taxes	6.1	2.3	165.2%	7.0	3.0		133.3%
Net income / core earnings*	5.0	1.9	163.2%	5.7	2.5		128.0%
Operating Statistics:
Life insurance in force				$20,122	$19,565		2.8%
Number of policies in force (thousands)				200	201		-0.5%
Average face amount in force (in dollars)				$100,529	$97,306		3.3%
Lapse ratio (ordinary life insurance in force)				4.0%	4.2%	-0.2	pts
Mortality costs				$23.1	$19.3		19.7%

For the three and six months ended June 30, 2021, annualized sales* were unchanged on steady new sales of recurring term and whole life policies. Full-year persistency for life products of 96.0% remains in line with prior year periods. Mortality costs returned to historical levels for the current quarter, compared to higher mortality costs experienced in the first quarter of 2021.

Horace Mann Educators Corporation	39	Quarterly Report on Form 10-Q

Corporate and Other
(All comparisons vs. same periods in 2020, unless noted otherwise)
The following table provides certain financial information for Corporate and Other for the periods indicated.

($ in millions)	Three Months Ended June 30,		2021-2020	Six Months Ended June 30,		2021-2020
	2021	2020	Change %	2021	2020	Change %
Interest expense	$3.5	$3.9	-10.3%	$6.9	$7.9	-12.7%
Net investment gains (losses) pretax	4.9	3.2	N.M.	(4.1)	(15.3)	N.M.
Tax on net investment gains (losses)	1.0	0.7	N.M.	(0.9)	(3.3)	N.M.
Net investment gains (losses) after tax	3.9	2.5	N.M.	(3.2)	(12.0)	N.M.
Net loss	(1.1)	(1.9)	42.1%	(12.4)	(20.2)	38.6%
Core earnings (loss)*	(5.0)	(4.4)	-13.6%	(9.2)	(8.2)	-12.2%

For the three and six months ended June 30, 2021, the net losses decreased primarily due to changes in net investment gains (losses).
Investment Results
(All comparisons vs. same periods in 2020, unless noted otherwise)
Our investment strategy is primarily focused on generating income to support product liabilities, and balances principal protection and risk. Total net investment income includes net investment income from our investment portfolio as well as accreted investment income from the deposit asset on reinsurance related to our reinsured block of approximately $2.4 billion of fixed annuity liabilities related to legacy individual policies written in 2002 or earlier.

($ in millions)	Three Months Ended June 30,		2021-2020	Six Months Ended June 30,		2021-2020
	2021	2020	Change %	2021	2020	Change %
Net investment income - investment portfolio	$84.1	$56.5	48.8%	$155.2	$115.1	34.8%
Investment income - deposit asset on reinsurance	25.1	23.9	5.0%	49.5	47.6	4.0%
Total net investment income	109.2	80.4	35.8%	204.7	162.7	25.8%
Pretax net investment gains (losses)	4.9	3.2	N.M.	(4.1)	(15.3)	N.M.
Pretax net unrealized investment gains on fixed maturity securities				505.6	417.6	21.1%

Excluding accreted investment income on the deposit asset on reinsurance, net investment income increased $27.6 million and $40.1 million for the three and six months ended June 30, 2021, as more favorable returns on limited partnership interests continued to offset slightly lower yields on fixed maturity securities.
For the three and six months ended June 30, 2021, pretax net investment gains (losses) increased $1.7 million and $11.2 million primarily because of favorable changes in fair value of equity securities and derivatives as well as gains realized from the sale of fixed maturity securities. Pretax net unrealized investment gains on fixed maturity securities were down $51.1 million compared to December 31, 2020, reflecting a 56 basis points increase in the 10-year U.S. Treasury yield that more than offset tighter credit spreads across most asset classes.

Horace Mann Educators Corporation	40	Quarterly Report on Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	June 30, 2021
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking and Finance	151	$514.0	$471.0	$43.0
Insurance	54	198.4	174.0	24.4
Energy(1)	82	193.7	176.1	17.6
Healthcare, Pharmacy	89	179.6	164.4	15.2
Real Estate	45	138.6	131.0	7.6
Utilities	74	137.9	126.6	11.3
Transportation	52	127.0	117.5	9.5
Miscellaneous	32	123.2	122.2	1.0
Food and Beverage	38	100.3	87.8	12.5
Technology	47	96.0	89.9	6.1
All other corporates(2)	367	600.1	550.8	49.3
Total corporate bonds	1,031	2,408.8	2,211.3	197.5
Mortgage-backed securities
U.S. Government and federally sponsored agencies	261	467.4	426.8	40.6
Commercial(3)	130	328.6	298.1	30.5
Other	40	42.4	42.6	(0.2)
Municipal bonds(4)	612	1,799.1	1,598.6	200.5
Government bonds
U.S.	39	456.2	430.5	25.7
Foreign	7	44.4	40.2	4.2
Collateralized loan obligations(5)	177	671.4	668.3	3.1
Asset-backed securities	107	336.7	333.0	3.7
Total fixed maturity securities	2,404	$6,555.0	$6,049.4	$505.6

Equity securities
Non-redeemable preferred stocks	26	$114.3
Common stocks	93	9.1
Closed-end fund	1	22.3
Total equity securities	120	$145.7

Total	2,524	$6,700.7
(1)At June 30, 2021, the fair value amount included $372.6 million which were non-investment grade.
(2)The All other corporates category contains 20 additional industry sectors. Broadcasting and media, consumer products, telecommunications, metal and mining, and retail represented $292.2 million of fair value at June 30, 2021, with the remaining 15 sectors each representing less than $258.8 million.
(3)At June 30, 2021, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(4)Holdings are geographically diversified, 50.9% are tax-exempt and 77.0% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at June 30, 2021.
(5)Based on fair value, 93.7% of the collateralized loan obligation securities were rated investment grade by Standard and Poor's Global Inc. (S&P), Moody's Investors Service, Inc. (Moody's) and/or Fitch Ratings, Inc. (Fitch) at June 30, 2021.

Horace Mann Educators Corporation	41	Quarterly Report on Form 10-Q

At June 30, 2021, our diversified fixed maturity securities portfolio consisted of 3,822 investment positions, issued by 2,404 entities, and totaled approximately $6.6 billion in fair value. This portfolio was 87.8% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. At June 30, 2021, 87.4% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		June 30, 2021
	December 31, 2020	June 30, 2021	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.6%	10.2%	$667.9	$643.7
AA(2)	40.0%	38.1%	2,495.9	2,278.5
A	18.7%	17.6%	1,153.6	1,045.3
BBB	21.2%	22.0%	1,440.7	1,311.6
BB	2.4%	2.8%	182.5	172.4
B	1.1%	1.3%	90.1	88.3
CCC or lower	0.1%	0.1%	5.3	5.5
Not rated(3)	4.9%	7.9%	519.0	504.1
Total fixed maturity securities	100.0%	100.0%	$6,555.0	$6,049.4
Equity securities
AAA	—%	—%	$—
AA	—%	—%	—
A	0.7%	0.5%	0.8
BBB	62.2%	68.2%	99.3
BB	10.9%	9.1%	13.2
B	—%	—%	—
CCC or lower	—%	—%	—
Not rated	26.2%	22.2%	32.4
Total equity securities	100.0%	100.0%	$145.7

Total			$6,700.7
(1)Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At June 30, 2021, the AA rated fair value amount included $446.7 million of U.S. Government and federally sponsored agency securities and $668.6 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by either S&P, Moody's or Fitch.

At June 30, 2021, the fixed maturity securities portfolio had $23.7 million of pretax gross unrealized investment losses on $734.7 million of fair value related to 421 positions. Of the investment positions with gross unrealized losses, there were 14 trading below 80.0% of the carrying value at June 30, 2021.
We view the pretax gross unrealized investment losses of all our fixed maturity securities at June 30, 2021 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment.

Horace Mann Educators Corporation	42	Quarterly Report on Form 10-Q

Liquidity and Capital Resources
Off-Balance Sheet Arrangements
At June 30, 2021 and 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we engaged in such relationships.
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

($ in millions)	Six Months Ended June 30,		2021-2020
	2021	2020	Change %
Net cash provided by operating activities	$116.6	$165.6	-29.6%
Net cash used in investing activities	(343.1)	(195.0)	-75.9%
Net cash provided by financing activities	233.6	86.3	170.7%
Net increase in cash	7.1	56.9	-87.5%
Cash at beginning of period	22.3	25.5	-12.5%
Cash at end of period	$29.4	$82.4	-64.3%

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
For the six months ended June 30, 2021, net cash provided by operating activities decreased $49.0 million, primarily due to higher claims paid on insurance policies partially offset by higher investment income collected.
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

Horace Mann Educators Corporation	43	Quarterly Report on Form 10-Q

Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, changes in the deposit asset on reinsurance, issuances and repurchases of our common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.
For the six months ended June 30, 2021, net cash provided by financing activities increased $147.3 million compared to the prior year period, primarily due to a $267.0 million increase in cash inflows from advances received under Federal Home Loan Bank of Chicago (FHLB) funding agreements partially offset by a $25.0 million principal repayment on FHLB borrowings.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Six Months Ended June 30,		2021-2020	2021-2020
	2021	2020	Change $	Change %
Balance at beginning of the period	$590.5	$495.0	$95.5	19.3%
Advances received from FHLB funding agreements	267.0	95.5	171.5	179.6%
Principal repayments on FHLB funding agreements	—	—	—	N.M.
Balance at end of the period	$857.5	$590.5	$267.0	45.2%

Horace Mann Educators Corporation	44	Quarterly Report on Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property and Casualty	Supplemental	Retirement	Life	Corporate and Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑	☑
Contractholder fund deposits		☑	☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑	☑
Sales of investments	☑	☑	☑	☑	☑
Funds from FHLB and line of credit agreements	☑	☑	☑	☑	☑
Intercompany loans	☑	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑	☑
Dividends or return of capital from subsidiaries					☑
Tax refunds/settlements	☑	☑	☑	☑	☑
Funds from periodic issuance of additional securities					☑
Proceeds from debt issuances					☑
Receipt of intercompany settlements related to employee benefit plans					☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑	☑
Operating costs and expenses	☑	☑	☑	☑	☑
Purchase of investments	☑	☑	☑	☑	☑
Repayment of FHLB and line of credit agreements	☑	☑	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑	☑
Capital contributions to subsidiaries					☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑	☑
Common share repurchases					☑
Debt service expenses and repayment					☑
Payments related to employee benefit plans					☑
Payments for acquisitions					☑
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

Horace Mann Educators Corporation	45	Quarterly Report on Form 10-Q

As of June 30, 2021, we held $1.2 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2021 from all of our insurance subsidiaries without prior regulatory approval is $161.9 million, excluding the impact and timing of prior dividends, of which $24.0 million was paid during the six months ended June 30, 2021. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
Total capital was $2,230.1 million at June 30, 2021, including $413.5 million of short-term and long-term debt. Total debt represented 18.5% of total capital including net unrealized investment gains on fixed maturity securities (21.8% excluding net unrealized investment gains on fixed maturity securities*) at June 30, 2021, which was below our long-term target of 25%.
Shareholders' equity was $1,816.6 million at June 30, 2021, including net unrealized investment gains on fixed maturity securities of $332.2 million after taxes and the related impact of DAC associated with annuity contracts and life insurance products with account values. The market value of our common stock and the market value per share were $1,552.6 million and $37.42, respectively, at June 30, 2021. Book value per share was $43.78 at June 30, 2021 ($35.78 excluding net unrealized investment gains on fixed maturity securities*).
Additional information regarding net unrealized investment gains on fixed maturity securities at June 30, 2021 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this report.
Total shareholder dividends paid was $25.7 million for the six months ended June 30, 2021. In March and May 2021, the Board of Directors (Board) approved regular quarterly dividends of $0.31 per share.
For the six months ended June 30, 2021, we repurchased 39,685 shares of our common stock at an average price per share of $38.43 under our share repurchase program, which is further described in Part II - Item 8, Note 12 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, $19.1 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	46	Quarterly Report on Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	June 30, 2021	December 31, 2020
Short-term debt
Bank Credit Facility	Variable	2024	$135.0	$135.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.3 and $0.4 and unamortized debt issuance costs of $1.2 and $1.3	4.50%	2025	248.5	248.3
FHLB borrowings	0.37%	2022	30.0	54.0
Total			$413.5	$437.3
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

As of June 30, 2021, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in the Part II - Item 8, Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The Senior Notes are traded in the open market (HMN 4.50).
As of June 30, 2021, we had $30.0 million of borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity. For the total $30.0 million received, $5.0 million matures on May 16, 2022 and $25.0 million matures on December 2, 2022. Interest on the borrowings accrue at an annual weighted average rate of 0.37% as of June 30, 2021. The $30.0 million of FHLB borrowings is reported as Long-term debt in the Consolidated Balance Sheets.
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
As of June 30, 2021, the amount outstanding on the senior revolving credit facility was $135.0 million. The $90.0 million unused portion of the Bank Credit Facility is available for use and subject to a variable commitment fee, which was 0.15% on an annual basis at June 30, 2021.
Effective July 12, 2021, we amended our Bank Credit Facility to increase the line of credit available under the senior revolving credit facility from $225.0 million to $325.0 million. We expect to utilize the senior revolving credit facility to fund a portion of the acquisition of Madison National, as well as to be available for ongoing working capital, capital expenditures and general corporate expenditures.
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

Horace Mann Educators Corporation	47	Quarterly Report on Form 10-Q

Financial Ratings
Our principal insurance subsidiaries are rated by AM Best Company, Inc. (AM Best), Fitch, Moody's and S&P. These rating agencies have also assigned ratings to our Senior Notes. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, our access to sources of capital, cost of capital, and competitive position. These ratings are not a recommendation to buy or hold any of our securities.
Following our July 14 announcement of the planned acquisition of Madison National, AM Best, Fitch and Moody's affirmed our ratings. Among other observations, the agencies noted that, following the close of the transaction, capitalization and leverage metrics are expected to remain in line with rating expectations and the addition of Madison National is expected to improve Horace Mann's value proposition for the education market and further diversify the business.
All four agencies currently have assigned equivalent insurance financial strength ratings to our Property and Casualty and Life insurance subsidiaries. Only AM Best currently rates our Supplemental segment's subsidiaries, and the firm upgraded those ratings on July 14 to align with those of our other subsidiaries. AM Best noted that the upgrade reflects NTA Life's balance sheet strength as well as the support it receives from the parent company and the full integration of their operations within Horace Mann. Assigned ratings and respective affirmation/review dates as of July 31, 2021 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
AM Best					7/14/2021
HMEC (parent company)	N.A.		bbb	(stable)
HMEC's Life subsidiary	A	(stable)	N.A.
HMEC's Property and Casualty subsidiaries	A	(stable)	N.A.
HMEC's Supplemental subsidiaries	A	(stable)	N.A.
Fitch	A	(stable)	BBB	(stable)	7/14/2021
Moody's	A2	(stable)	Baa2	(stable)	7/14/2021
S&P	A	(stable)	BBB	(stable)	2/18/2021
Reinsurance Programs
Information regarding the reinsurance programs for our Property and Casualty, Supplemental, Retirement and Life segments is located in Part II - Item 8, Note 5 and Note 8 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Horace Mann Educators Corporation	48	Quarterly Report on Form 10-Q

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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of June 30, 2021. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Horace Mann Educators Corporation	49	Quarterly Report on Form 10-Q

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
On September 30, 2015, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million of our common stock, par value $0.001 (Program). The Program authorizes the repurchase of our common stock in open market or privately negotiated transactions, from time to time, depending on market conditions. The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended June 30, 2021, we repurchased shares of our common stock under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1 - 30	—	—	—	$19.1	million
May 1 - 31	—	—	—	$19.1	million
June 1 - 30	200	$37.01	200	$19.1	million
Total	200	$37.01	200	$19.1	million
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

3.2	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

Horace Mann Educators Corporation	50	Quarterly Report on Form 10-Q

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

10.1(b)
Second Amendment to Credit Agreement dated as of July 12, 2021, among HMEC, as borrower, PNC Bank, National Association, as administrative agent, and certain lenders party thereto, incorporated by reference to Exhibit 10.1(b) to HMEC's Current Report on Form 8-K dated July 14, 2021, filed with the SEC on July 14, 2021.

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

Horace Mann Educators Corporation	51	Quarterly Report on Form 10-Q

10.2(e)*
Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective March 3, 2021), incorporated by reference to Exhibit 1 (beginning on page 59) to HMEC’s Proxy Statement, filed with the SEC on April 8, 2021.

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

Horace Mann Educators Corporation	52	Quarterly Report on Form 10-Q

10.7*	Summary of HMEC Non-employee Director Compensation.

10.8*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 7, 2021.

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

10.10(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 7, 2021.

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

10.11(b)*
HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 7, 2021.

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

(11) Statement regarding computation of per share earnings.

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

Horace Mann Educators Corporation	53	Quarterly Report on Form 10-Q

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	54	Quarterly Report on Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 6, 2021	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	August 6, 2021	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	August 6, 2021	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	55	Quarterly Report on Form 10-Q