Form 10-Q
period 2021-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2021-11-05
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

As of October 31, 2021, the registrant had 41,487,550 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2021, the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and cash flows for the nine-month period ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
November 5, 2021

Horace Mann Educators Corporation	1	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2021, $6,045.6; 2020, $5,788.6)	$6,512.0	$6,345.3
Equity securities at fair value	152.3	121.6
Limited partnership interests	615.4	449.0
Short-term and other investments	251.6	346.3
Total investments	7,531.3	7,262.2
Cash	40.2	22.3
Deferred policy acquisition costs	244.7	229.8
Deposit asset on reinsurance	2,477.9	2,420.9
Intangible assets	148.7	158.5
Goodwill	43.5	43.5
Other assets	451.9	443.2
Separate Account (variable annuity) assets	3,326.8	2,891.4
Total assets	$14,265.0	$13,471.8

Liabilities and Shareholders' Equity
Policy liabilities
Investment contract and policy reserves	$6,569.0	$6,445.3
Unpaid claims and claim expenses	440.1	438.8
Unearned premiums	261.4	264.5
Total policy liabilities	7,270.5	7,148.6
Other policyholder funds	994.3	751.3
Other liabilities	488.4	453.1
Short-term debt	135.0	135.0
Long-term debt	253.6	302.3
Separate Account (variable annuity) liabilities	3,326.8	2,891.4
Total liabilities	12,468.6	11,681.7
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2021, 66,434,551; 2020, 66,316,797	0.1	0.1
Additional paid-in capital	492.9	488.4
Retained earnings	1,497.5	1,434.6
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on fixed maturity securities	306.9	366.3
Net funded status of benefit plans	(11.2)	(11.2)
Treasury stock, at cost, 2021, 24,947,264 shares; 2020, 24,902,579 shares	(489.8)	(488.1)
Total shareholders’ equity	1,796.4	1,790.1
Total liabilities and shareholders’ equity	$14,265.0	$13,471.8

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statements of Operations
Revenues
Premiums and contract charges earned	$225.4	$235.3	$678.8	$697.0
Net investment income	103.7	93.7	308.4	256.4
Net investment (losses) gains	(6.5)	2.5	(10.6)	(12.8)
Other income	7.0	5.6	22.1	17.5

Total revenues	329.6	337.1	998.7	958.1

Benefits, losses and expenses
Benefits, claims and settlement expenses	164.8	151.4	446.2	433.1
Interest credited	51.9	51.1	153.7	153.3
Operating expenses	64.3	57.9	182.8	173.1
DAC unlocking and amortization expense	22.9	24.6	70.5	75.0
Intangible asset amortization expense	3.3	3.5	9.8	10.9
Interest expense	3.4	3.5	10.4	11.7

Total benefits, losses and expenses	310.6	292.0	873.4	857.1

Income before income taxes	19.0	45.1	125.3	101.0
Income tax expense	2.7	8.6	23.0	15.5

Net income	$16.3	$36.5	$102.3	$85.5

Net income per share
Basic	$0.39	$0.87	$2.44	$2.04
Diluted	$0.39	$0.87	$2.43	$2.03

Weighted average number of shares and equivalent shares
Basic	42.0	41.9	42.0	41.9
Diluted	42.2	42.1	42.2	42.0

Statements of Comprehensive (Loss) Income
Net income	$16.3	$36.5	$102.3	$85.5
Other comprehensive (loss) income, net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	(25.3)	49.1	(59.4)	97.8
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive (loss) income	(25.3)	49.1	(59.4)	97.8
Comprehensive (loss) income	$(9.0)	$85.6	$42.9	$183.3

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1	$0.1
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	0.1	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	490.7	483.8	488.4	481.0
Options exercised and conversion of common stock units and restricted stock units	0.2	1.3	(1.0)	1.6
Share-based compensation expense	2.0	1.7	5.5	4.2
Ending balance	492.9	486.8	492.9	486.8

Retained earnings
Beginning balance	1,494.4	1,375.7	1,434.6	1,352.5
Net income	16.3	36.5	102.3	85.5
Dividends, 2021, $0.31, $0.93 per share; 2020, $0.30, $0.90 per share	(13.2)	(12.7)	(39.4)	(38.0)
Cumulative effect of change in accounting principle	—	—	—	(0.5)
Ending balance	1,497.5	1,399.5	1,497.5	1,399.5

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	321.0	268.4	355.1	219.7
Change in net unrealized investment gains (losses) on fixed maturity securities	(25.3)	49.1	(59.4)	97.8
Change in net funded status of benefit plans	—	—	—	—
Ending balance	295.7	317.5	295.7	317.5

Treasury stock, at cost
Beginning balance	(489.6)	(488.1)	(488.1)	(485.9)
Acquisition of shares	(0.2)	—	(1.7)	(2.2)
Ending balance	(489.8)	(488.1)	(489.8)	(488.1)
Shareholders' equity at end of period	$1,796.4	$1,715.8	$1,796.4	$1,715.8

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows - operating activities
Net income	$102.3	$85.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	10.6	12.8
Amortization of premiums and accretion of discounts on fixed maturity securities, net	3.3	4.9
Depreciation and intangible asset amortization	16.7	17.5
Share-based compensation expense	6.0	4.6
Changes in:
Accrued investment income	(8.1)	(5.5)
Insurance liabilities	75.1	97.9
Premium receivables	(3.4)	4.1
Deferred policy acquisition costs	(0.1)	(2.5)
Reinsurance recoverables	(1.6)	3.3
Income tax liabilities	2.3	(3.4)
Other operating assets and liabilities	2.5	44.3
Other	(27.5)	4.3
Net cash provided by operating activities	178.1	267.8
Cash flows - investing activities
Fixed maturity securities
Purchases	(1,228.1)	(1,093.9)
Sales	319.2	352.8
Maturities, paydowns, calls and redemptions	631.5	525.3
Equity securities
Purchases	(45.0)	(23.2)
Sales and repayments	1.0	12.4
Limited partnership interests
Purchases	(202.1)	(59.9)
Sales	69.4	14.6
Change in short-term and other investments, net	103.1	(96.9)
Net cash used in investing activities	(351.0)	(368.8)
Cash flows - financing activities
Dividends paid to shareholders	(38.6)	(37.2)
FHLB borrowings	1.0	4.0
Principal repayment on FHLB borrowings	(50.0)	—
Acquisition of treasury stock	(1.7)	(2.2)
Proceeds from exercise of stock options	0.3	2.4
Withholding tax payments on RSUs tendered	(2.0)	(2.0)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	833.2	462.2
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(342.1)	(284.4)
Principal repayment on FHLB funding agreements	(204.0)	—
Life policy accounts:
Deposits	6.7	6.8
Withdrawals and surrenders	(3.0)	(2.9)
Change in deposit asset on reinsurance	(17.2)	(14.8)
Change in book overdrafts	8.2	9.1
Net cash provided by financing activities	190.8	141.0
Net increase in cash	17.9	40.0
Cash at beginning of period	22.3	25.5
Cash at end of period	$40.2	$65.5
See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	5	Quarterly Report on Form 10-Q

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
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
NOTE 2 - Acquisitions
On July 14, 2021, the Company announced that it entered into a Stock Purchase Agreement (Agreement), by and among the Company and Independence Capital Corp. and Independence Holding Company (Seller) to acquire all the equity interests in Madison National Life Insurance Company, Inc., an insurance company organized under the laws of the State of Wisconsin (Madison National). The Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Agreement, the Company will acquire all the equity interests in Madison National (Acquisition) for $172.5 million. The Seller will have a potential earn-out of up to $12.5 million payable in cash, if specified financial targets are achieved by the end of 2023. The Agreement and the consummation of the transactions contemplated by the Agreement have been approved by the Company’s Board of Directors. The Company has cleared the anti-trust review and the closing of the Acquisition is expected to occur early during the first quarter of 2022, subject to the satisfaction or waiver of applicable closing conditions as well as approval by certain regulators.
NOTE 3 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturity securities	$59.8	$56.4	$177.2	$174.7
Equity securities	1.4	1.1	3.8	3.5
Limited partnership interests	16.8	11.1	51.1	4.9
Short-term and other investments	2.8	2.7	8.5	8.4
Investment expenses	(2.7)	(2.1)	(7.3)	(7.2)
Net investment income - investment portfolio	78.1	69.2	233.3	184.3
Investment income - deposit asset on reinsurance	25.6	24.5	75.1	72.1
Total net investment income	$103.7	$93.7	$308.4	$256.4

Horace Mann Educators Corporation	7	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
Net Investment (Losses) Gains
Net investment (losses) gains for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturity securities	$(4.0)	$2.7	$(7.9)	$3.1
Equity securities	(1.0)	4.0	0.7	(3.6)
Short-term investments and other	(1.5)	(4.2)	(3.4)	(12.3)
Net investment (losses) gains	$(6.5)	$2.5	$(10.6)	$(12.8)

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
Net Investment (Losses) Gains by Transaction Type
The following table reconciles net investment (losses) gains by transaction type:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Credit loss impairments(1)	$(6.6)	$—	$(7.7)	$—
Intent-to-sell impairments	—	(1.1)	(2.1)	(5.3)
Total impairments on investments recognized in net income	(6.6)	(1.1)	(9.8)	(5.3)
Sales and other, net	2.7	3.7	2.2	8.6
Change in fair value - equity securities	(1.1)	2.3	0.4	(5.6)
Change in fair value and losses realized on settlements - derivatives	(1.5)	(2.4)	(3.4)	(10.5)
Net investment (losses) gains	$(6.5)	$2.5	$(10.6)	$(12.8)
(1)    For the nine months ended September 30, 2021, the Company recognized a valuation allowance of $7.7 million for credit loss impairments with respect to fixed maturity securities available for sale.

Horace Mann Educators Corporation	8	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$1.1	$—	$—	$—
Credit losses on fixed maturity securities for which credit losses were not previously reported	6.6	—	7.7	—
Net (increases) decreases related to credit losses previously reported	—	—	—	—
Reduction of credit allowances related to sales	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$7.7	$—	$7.7	$—
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$636.2	$58.3	$1.0	$693.5
Other, including U.S. Treasury securities	385.7	28.8	5.6	408.9
Municipal bonds	1,592.5	184.1	1.1	1,775.5
Foreign government bonds	40.2	3.8	—	44.0
Corporate bonds	2,268.8	189.4	6.6	2,451.6
Other asset-backed securities	1,122.2	21.1	4.8	1,138.5
Totals	$6,045.6	$485.5	$19.1	$6,512.0

December 31, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$605.5	$79.6	$0.3	$684.8
Other, including U.S. Treasury securities	395.0	39.2	1.0	433.2
Municipal bonds	1,612.3	215.7	0.5	1,827.5
Foreign government bonds	40.2	4.9	—	45.1
Corporate bonds	1,905.2	221.6	3.9	2,122.9
Other asset-backed securities	1,230.4	24.1	22.7	1,231.8
Totals	$5,788.6	$585.1	$28.4	$6,345.3
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $394.9 million and $387.1 million; Federal Home Loan Mortgage Corporation (FHLMC) of $337.8 million and $344.3 million; and Government National Mortgage Association (GNMA) of $118.2 million and $132.3 million as of September 30, 2021 and December 31, 2020, respectively.

Horace Mann Educators Corporation	9	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position at September 30, 2021 and December 31, 2020, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses at September 30, 2021 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of September 30, 2021, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. Therefore, it was determined that the unrealized losses on the fixed maturity securities presented in the table below were not indicative of any impairments as of September 30, 2021.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$69.5	$0.9	$2.1	$0.1	$71.6	$1.0
Other	106.1	4.4	15.0	1.2	121.1	5.6
Municipal bonds	52.2	1.0	1.4	0.1	53.6	1.1
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	214.1	5.3	36.1	1.3	250.2	6.6
Other asset-backed securities	187.6	1.1	205.4	3.7	393.0	4.8
Total	$629.5	$12.7	$260.0	$6.4	$889.5	$19.1

Number of positions with a gross unrealized loss	401		129		530
Fair value as a percentage of total fixed maturity securities at fair value	9.7%		4.0%		13.7%

December 31, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$4.9	$0.1	$2.6	$0.2	$7.5	$0.3
Other	95.9	1.0	—	—	95.9	1.0
Municipal bonds	18.1	0.5	—	—	18.1	0.5
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	126.6	3.7	10.9	0.2	137.5	3.9
Other asset-backed securities	316.9	17.2	409.3	5.5	726.2	22.7
Total	$562.4	$22.5	$422.8	$5.9	$985.2	$28.4

Number of positions with a gross unrealized loss	308		123		431
Fair value as a percentage of total fixed maturity securities at fair value	8.9%		6.7%		15.6%

Fixed maturity securities with an investment grade rating represented 86.7% of the gross unrealized losses as of September 30, 2021. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

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

($ in millions)	Percent of Total Fair Value		September 30, 2021
	September 30, 2021	December 31, 2020	Fair Value	Amortized Cost, net
Estimated expected maturity:
Due in 1 year or less	4.0%	4.0%	$260.5	$253.7
Due after 1 year through 5 years	26.2%	28.3%	1,703.6	1,620.1
Due after 5 years through 10 years	28.1%	28.0%	1,830.4	1,685.7
Due after 10 years through 20 years	23.9%	24.6%	1,559.5	1,411.2
Due after 20 years	17.8%	15.1%	1,158.0	1,074.9
Total	100.0%	100.0%	$6,512.0	$6,045.6

Average option-adjusted duration, in years	6.8	6.4

Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturity securities
Proceeds received	$155.4	$58.6	$319.2	$352.8
Gross gains realized	3.2	3.7	6.2	14.0
Gross losses realized	(0.7)	—	(4.3)	(5.9)

Equity securities
Proceeds received	$0.3	$0.3	$1.0	$12.4
Gross gains realized	0.1	0.1	0.3	2.1
Gross losses realized	—	—	—	(1.8)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in accumulated other comprehensive income (AOCI), before the impact of DAC:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$399.4	$329.9	$439.8	$264.4
Change in net unrealized investment gains (losses) on fixed maturity securities	(34.9)	56.9	(77.0)	128.1
Reclassification of net investment (gains) losses on fixed maturity securities to net income	3.9	5.2	5.6	(0.5)
End of period	$368.4	$392.0	$368.4	$392.0

Horace Mann Educators Corporation	11	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
Limited Partnership Interests
Investments in limited partnership interests are accounted for using the equity method of accounting and include interests in senior commercial mortgage loan funds, infrastructure debt funds, infrastructure equity funds, hedge funds and other funds. Principal factors influencing carrying amount appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnership interests when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. The carrying amounts of equity method limited partnership interests were as follows:

($ in millions)
	September 30, 2021	December 31, 2020
Senior commercial mortgage loan funds	$265.8	$149.6
Infrastructure debt funds	62.7	58.3
Infrastructure equity funds	59.1	52.1
Hedge funds	51.1	63.2
Other funds(1)	176.7	125.8
Total	$615.4	$449.0
(1)Other funds consist primarily of limited partnership interests in private equity, real estate equity and corporate mezzanine funds.
Offsetting of Assets and Liabilities
The Company's derivatives are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached. Information regarding the Company's derivatives is contained in Part II - Item 8, Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2021
Asset derivatives:
Free-standing derivatives	$10.6	$—	$10.6	$9.8	$3.5	$(2.7)

December 31, 2020
Asset derivatives:
Free-standing derivatives	$16.8	$—	$16.8	$13.7	$2.6	$0.5
Deposits
At September 30, 2021 and December 31, 2020, fixed maturity securities with a fair value of $26.4 million and $26.9 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, at September 30, 2021 and December 31, 2020, fixed maturity securities with a fair value of $923.6 million and $707.3 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $837.5 million at September 30, 2021 and $644.5 million at December 31, 2020. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.

Horace Mann Educators Corporation	12	Quarterly Report on Form 10-Q

NOTE 4 - Fair Value of Financial Instruments

The Company is required to disclose estimated fair values for certain financial and nonfinancial assets and liabilities. Fair values of the Company’s insurance contracts other than annuity contracts (which are investment contracts) and equity method limited partnership interests are not required to be disclosed. However, the estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts.
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

NOTE 4 - Fair Value of Financial Instruments (continued)
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the nine months ended September 30, 2021 and 2020, there were no transfers between Level 1 and Level 2. At September 30, 2021, Level 3 invested assets comprised 5.4% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2021
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$693.5	$693.5	$—	$693.5	$—
Other, including U.S. Treasury securities	408.9	408.9	17.9	391.0	—
Municipal bonds	1,775.5	1,775.5	—	1,717.3	58.2
Foreign government bonds	44.0	44.0	—	44.0	—
Corporate bonds	2,451.6	2,451.6	14.5	2,232.1	205.0
Other asset-backed securities	1,138.5	1,138.5	—	1,040.0	98.5
Total fixed maturity securities	6,512.0	6,512.0	32.4	6,117.9	361.7
Equity securities	152.3	152.3	39.3	112.6	0.4
Short-term investments	52.3	52.3	36.1	16.2	—
Other investments	43.2	43.2	—	43.2	—
Totals	$6,759.8	$6,759.8	$107.8	$6,289.9	$362.1
Separate Account (variable annuity) assets(1)	$3,326.8	$3,326.8	$3,326.8	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$2.3	$2.3	$—	$2.3	$—
Other policyholder funds, embedded derivatives	$106.7	$106.7	$—	$—	$106.7

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

NOTE 4 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2021	$58.6	$150.5	$115.5	$324.6	$0.3	$324.9	$108.9
Transfers into Level 3(3)	—	55.7	4.0	59.7	—	59.7	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(6.6)	(6.6)	0.1	(6.5)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	0.7
Net unrealized investment gains (losses) included in OCI	(0.3)	(0.1)	6.6	6.2	—	6.2	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	1.4
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(1.1)	(21.0)	(22.2)	—	(22.2)	(4.3)
Ending balance, September 30, 2021	$58.2	$205.0	$98.5	$361.7	$0.4	$362.1	$106.7

Beginning balance, January 1, 2021	$59.6	$155.8	$139.4	$354.8	$0.3	$355.1	$104.5
Transfers into Level 3(3)	—	108.3	10.2	118.5	—	118.5	—
Transfers out of Level 3(3)	—	(56.7)	(19.2)	(75.9)	—	(75.9)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(7.7)	(7.7)	0.1	(7.6)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	8.2
Net unrealized investment gains (losses) included in OCI	(0.9)	1.0	8.7	8.8	—	8.8	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	3.3
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.5)	(3.4)	(32.9)	(36.8)	—	(36.8)	(9.3)
Ending balance, September 30, 2021	$58.2	$205.0	$98.5	$361.7	$0.4	$362.1	$106.7
(1)Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.
(2)Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)Transfers into and out of Level 3 during the three and nine months ended September 30, 2021 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Horace Mann Educators Corporation	15	Quarterly Report on Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2020	$73.2	$126.3	$200.1	$399.6	$0.1	$399.7	$93.6
Transfers into Level 3(3)	6.2	6.8	8.7	21.7	—	21.7	—
Transfers out of Level 3(3)	(16.7)	(12.5)	(71.0)	(100.2)	—	(100.2)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(0.3)	(0.3)	—	(0.3)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	4.4
Net unrealized investment gains (losses) included in OCI	3.2	0.5	6.3	10.0	—	10.0	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	2.0
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.2)	0.1	(3.1)	(3.2)	—	(3.2)	(1.9)
Ending balance, September 30, 2020	$65.7	$121.2	$140.7	$327.6	$0.1	$327.7	$98.1

Beginning balance, January 1, 2020	$44.3	$104.0	$146.8	$295.1	$0.1	$295.2	$93.7
Transfers into Level 3(3)	80.7	39.6	95.4	215.7	—	215.7	—
Transfers out of Level 3(3)	(62.6)	(26.7)	(77.4)	(166.7)	—	(166.7)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(0.3)	(0.3)	—	(0.3)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	5.3
Net unrealized investment gains (losses) included in OCI	4.0	0.3	(14.8)	(10.5)	—	(10.5)	—
Purchases	—	6.9	1.9	8.8	—	8.8	—
Issuances	—	—	—	—	—	—	5.9
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.7)	(2.9)	(10.9)	(14.5)	—	(14.5)	(6.8)
Ending balance, September 30, 2020	$65.7	$121.2	$140.7	$327.6	$0.1	$327.7	$98.1
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

For the three and nine months ended September 30, 2021, the Company had net investment losses of $6.5 million and $7.6 million, respectively, that were included in net income and were primarily attributable to credit loss impairments for Level 3 financial assets; for both the three and nine months ended September 30, 2020, the Company had $0.3 million of net investment losses on Level 3 financial assets, respectively, that were included in net income. For the three and nine months ended September 30, 2021, the Company had net investment losses of $0.7 million and $8.2 million, respectively, that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities; for the three and nine months ended September 30, 2020, the respective net investment losses were $4.4 million and $5.3 million.

Horace Mann Educators Corporation	16	Quarterly Report on Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in millions)
Financial Assets	Fair Value at September 30, 2021	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Municipal bonds	$58.2	discounted cash flow	I spread(2)	307 - 391 bps
Corporate bonds	205.0	discounted cash flow	N spread(3)	272 - 553 bps
		market comparable	option adjusted spread	12.54%
Other asset-backed securities	98.5	vendor price	haircut	3.00% - 5.00%
		discounted cash flow	constant prepayment rate	20.00%
		discounted cash flow	T spread(4)	235 - 800 bps
		discounted cash flow	PDI interest margin(5)	7.13%
		discounted cash flow	SBL interest margin(6)	4.50%
Equity securities	0.4	Black Scholes	equity value	low - 28.00%; high - 35.00%

($ in millions)
Financial Liabilities	Fair Value at September 30, 2021	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Derivatives embedded in fixed indexed annuity products	$106.7	discounted cash flow	lapse rate	5.30%
			mortality multiplier(7)	63.00%
			option budget	0.90% - 2.50%
			non-performance adjustment(8)	5.00%
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

NOTE 4 - Fair Value of Financial Instruments (continued)
The sensitivity of the estimated fair values to changes in the significant unobservable inputs for fixed maturity and equity securities included in Level 3 include: benchmark yield, liquidity premium, estimated cash flows, prepayment and default speeds, spreads, weighted average life and credit rating. Significant spread widening in isolation will adversely impact the overall valuation, while significant tightening will lead to substantial valuation increases. Significant increases (decreases) in illiquidity premiums in isolation will result in substantially lower (higher) valuations. Significant increases (decreases) in expected default rates in isolation will result in substantially lower (higher) valuations.
Financial Instruments Not Carried at Fair Value
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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2021
Financial Assets
Other investments	$156.2	$159.8	$—	$—	$159.8
Deposit asset on reinsurance	2,477.9	2,945.0	—	—	2,945.0
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,942.5	5,063.0	—	—	5,063.0
Investment contract and policy reserves, account values on life contracts	103.2	112.6	—	—	112.6
Other policyholder funds	887.6	887.6	—	832.7	54.9
Short-term debt	135.0	135.0	—	—	135.0
Long-term debt	253.6	282.1	—	282.1	—

December 31, 2020
Financial Assets
Other investments	$168.3	$172.1	$—	$—	$172.1
Deposit asset on reinsurance	2,420.9	3,030.6	—	—	3,030.6
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,847.6	4,963.3	—	—	4,963.3
Investment contract and policy reserves, account values on life contracts	98.7	108.4	—	—	108.4
Other policyholder funds	646.8	646.8	—	590.7	56.1
Short-term debt	135.0	135.0	—	—	135.0
Long-term debt	302.3	331.1	—	331.1	—

Horace Mann Educators Corporation	18	Quarterly Report on Form 10-Q

NOTE 5 - Deposit Asset on Reinsurance
The Company reinsures a $3.2 billion block of in force fixed and variable annuity business with a minimum crediting rate of 4.5%. The reinsured fixed business represents approximately 50% of the Company’s in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet the Company’s risk management objectives.
Under the annuity reinsurance agreement, approximately $2.4 billion of fixed annuity reserves are reinsured on a coinsurance basis. The separate account assets and liabilities of approximately $0.8 billion are reinsured on a modified coinsurance basis and thus, remain on the Company's consolidated financial statements, but the related results of operations are fully reinsured.
The annuity reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk. Therefore, the Company recognizes the reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance on the Company's Consolidated Balance Sheets. As amounts are received or paid, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income. Interest accreted on the Deposit asset on reinsurance was $25.6 million and $75.1 million for the three and nine months ended September 30, 2021, respectively. Interest accreted on the Deposit asset on reinsurance was $24.5 million and $72.1 million for the three and nine months ended September 30, 2020, respectively.
NOTE 6 - Goodwill and Intangible Assets
The Company conducts impairment testing for goodwill and intangible assets at least annually, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. See Part II - Item 8, Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further description of impairment testing.
There were no changes in the carrying amount of goodwill by reporting unit for the three months ended September 30, 2021. The carrying amount of goodwill by reporting unit as of September 30, 2021 was as follows:

($ in millions)	September 30, 2021
Property and Casualty	$9.5
Supplemental	19.6
Retirement	4.5
Life	9.9
Total	$43.5

As of September 30, 2021, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of Benefit Consultants Group, Inc. (BCG) and NTA Life Enterprises, LLC (NTA) during 2019. The acquisition of BCG resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $14.1 million and the acquisition of NTA resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $160.4 million. As of September 30, 2021 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

Horace Mann Educators Corporation	19	Quarterly Report on Form 10-Q

NOTE 6 - Goodwill and Intangible Assets (continued)

($ in millions)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	30	$94.4
Value of distribution acquired	17	54.0
Value of agency relationships	14	17.0
Value of customer relationships	10	9.1
Total	23	174.5
Accumulated amortization and impairments:
Value of business acquired		(15.9)
Value of distribution acquired		(10.9)
Value of agency relationships		(5.7)
Value of customer relationships		(4.1)
Total		(36.6)
Net intangible assets subject to amortization:		$137.9
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
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in millions)
Year Ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$3.2
2022	12.1
2023	11.2
2024	10.5
2025	9.8
Thereafter	91.1
Total	$137.9
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
Indefinite-lived intangible assets (not subject to amortization) as of September 30, 2021 were as follows:

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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Property and Casualty
Beginning gross reserves(1)	$368.4	$388.5	$372.2	$387.0
Less: reinsurance recoverables	108.9	116.1	112.9	120.5
Net reserves, beginning of period(2)	259.5	272.4	259.3	266.5
Incurred claims and claim expenses:
Claims occurring in the current period	132.5	125.6	345.4	340.2
Decrease in estimated reserves for claims occurring in prior periods(3)	(3.0)	(7.2)	(7.2)	(9.2)
Total claims and claim expenses incurred(4)	129.5	118.4	338.2	331.0
Claims and claim expense payments for claims occurring during:
Current period	96.8	91.0	210.3	195.9
Prior periods	26.4	19.3	121.4	121.1
Total claims and claim expense payments	123.2	110.3	331.7	317.0
Net reserves, end of period(2)	265.8	280.5	265.8	280.5
Plus: reinsurance recoverables	109.6	114.8	109.6	114.8
Ending gross reserves(1)	$375.4	$395.3	$375.4	$395.3
(1)Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Supplemental, Retirement and Life of $64.7 million and $59.2 million as of September 30, 2021 and 2020, respectively, in addition to Property and Casualty reserves.
(2)Reserves net of anticipated reinsurance recoverables.
(3)Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(4)Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Supplemental, Retirement and Life of $35.3 million and $108.0 million for the three and nine months ended September 30, 2021, respectively, in addition to Property and Casualty amounts. Benefits, claims and settlement expenses as reported in the Consolidate Statements of Operations also include amounts for Supplemental, Retirement and Life of $33.0 million and $102.1 million for the three and nine months ended September 30, 2020, respectively, in addition to Property and Casualty amounts.

Net favorable development of total reserves for Property and Casualty claims occurring in prior years was $7.2 million and $9.2 million for the nine months ended September 30, 2021 and 2020, respectively. The favorable development for the nine months ended September 30, 2021 was the result of favorable loss trends in automobile and homeowners loss emergence for accident years 2020 and prior. The favorable development for the nine months ended September 30, 2020 was the result of favorable loss trends in automobile and homeowners loss emergence for accident years 2019 and prior; including $5.2 million of subrogation received largely related to the 2018 Camp Fire in California.

Horace Mann Educators Corporation	21	Quarterly Report on Form 10-Q

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

($ in millions)	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Three months ended September 30, 2021
Premiums written and contract deposits(2)	$366.0	$5.5	$2.6	$363.1
Premiums and contract charges earned	230.9	8.1	2.6	225.4
Benefits, claims and settlement expenses	164.5	1.5	1.8	164.8

Three months ended September 30, 2020
Premiums written and contract deposits(2)	$368.6	$2.1	$2.4	$368.9
Premiums and contract charges earned	237.1	4.2	2.4	235.3
Benefits, claims and settlement expenses	59.4	(90.1)	1.9	151.4

Nine months ended September 30, 2021
Premiums written and contract deposits(2)	$1,037.8	$17.0	$6.6	$1,027.4
Premiums and contract charges earned	696.6	24.6	6.8	678.8
Benefits, claims and settlement expenses	444.7	3.0	4.5	446.2

Nine months ended September 30, 2020
Premiums written and contract deposits(2)	$1,034.7	$14.8	$6.9	$1,026.8
Premiums and contract charges earned	710.9	20.9	7.0	697.0
Benefits, claims and settlement expenses	342.2	(85.8)	5.1	433.1
(1)    Excludes the annuity reinsurance transaction accounted for using the deposit method that is discussed in Note 5.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.
NOTE 9 - Commitments
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $911.4 million and $571.9 million as of September 30, 2021 and December 31, 2020, respectively.

Horace Mann Educators Corporation	22	Quarterly Report on Form 10-Q

NOTE 10 - Segment Information
The Company conducts and manages its business through five segments. The four operating segments, representing the major lines of business, are: Property and Casualty (primarily personal lines of automobile and property insurance products), Supplemental (primarily cancer, heart, hospital, supplemental disability and accident coverages), Retirement (primarily tax-qualified fixed and variable annuities) and Life (life insurance products). The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fifth segment, Corporate and Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable. Summarized financial information for these segments is as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Premiums and contract charges earned
Property and Casualty	$153.3	$166.0	$464.1	$488.7
Supplemental	31.0	32.5	94.3	98.8
Retirement	9.9	7.4	27.7	21.5
Life	31.2	29.4	92.7	88.0
Total	$225.4	$235.3	$678.8	$697.0

Net investment income
Property and Casualty	$11.3	$13.7	$43.8	$30.3
Supplemental	7.1	4.3	18.7	11.8
Retirement	64.8	58.1	187.2	166.7
Life	21.1	18.2	60.5	49.4
Corporate and Other	—	—	(0.1)	(0.1)
Intersegment eliminations	(0.6)	(0.6)	(1.7)	(1.7)
Total	$103.7	$93.7	$308.4	$256.4

Net income (loss)
Property and Casualty	$(4.7)	$15.8	$42.5	$53.7
Supplemental	11.4	10.6	34.8	30.6
Retirement	14.1	7.8	36.2	16.6
Life	5.1	4.3	10.8	6.8
Corporate and Other	(9.6)	(2.0)	(22.0)	(22.2)
Total	$16.3	$36.5	$102.3	$85.5

($ in millions)	September 30, 2021	December 31, 2020
Assets
Property and Casualty	$1,269.0	$1,324.9
Supplemental	863.8	811.5
Retirement	9,893.4	9,198.7
Life	2,142.6	2,044.5
Corporate and Other	165.4	182.3
Intersegment eliminations	(69.2)	(90.1)
Total	$14,265.0	$13,471.8

Horace Mann Educators Corporation	23	Quarterly Report on Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Securities(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, July 1, 2021	$332.2	$(11.2)	$321.0
Other comprehensive income (loss) before reclassifications	(29.3)	—	(29.3)
Amounts reclassified from AOCI(2)	4.0	—	4.0
Net current period other comprehensive income (loss)	(25.3)	—	(25.3)
Ending balance, September 30, 2021	$306.9	$(11.2)	$295.7

Beginning balance, July 1, 2020	$279.1	$(10.7)	$268.4
Other comprehensive income (loss) before reclassifications	54.3	—	54.3
Amounts reclassified from AOCI(3)	(5.2)	—	(5.2)
Net current period other comprehensive income (loss)	49.1	—	49.1
Ending balance, September 30, 2020	$328.2	$(10.7)	$317.5

Beginning balance, January 1, 2021	$366.3	$(11.2)	$355.1
Other comprehensive income (loss) before reclassifications	(65.0)	—	(65.0)
Amounts reclassified from AOCI(2)	5.6	—	5.6
Net current period other comprehensive income (loss)	(59.4)	—	(59.4)
Ending balance, September 30, 2021	$306.9	$(11.2)	$295.7

Beginning balance, January 1, 2020	$230.4	$(10.7)	$219.7
Other comprehensive income (loss) before reclassifications	97.3	—	97.3
Amounts reclassified from AOCI(3)	0.5	—	0.5
Net current period other comprehensive income (loss)	97.8	—	97.8
Ending balance, September 30, 2020	$328.2	$(10.7)	$317.5
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(5.0) million and $(7.1) million, are included in Net investment gains (losses) and the related income tax expenses, $(1.0) million and $(1.5) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively.
(3)    The pretax amounts reclassified from AOCI, $6.6 million and $(0.6) million, are included in Net investment gains (losses) and the related income tax expenses, $1.4 million and $(0.1) million, are included in Income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 3.

Horace Mann Educators Corporation	24	Quarterly Report on Form 10-Q

NOTE 12 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	September 30, 2021	December 31, 2020
Cash	$38.9	$21.8
Restricted cash	1.3	0.5
Total cash and restricted cash reported in the Consolidated Balance Sheets	$40.2	$22.3

($ in millions)	Nine Months Ended September 30,
	2021	2020
Cash paid for:
Interest	$7.3	$9.3
Income taxes	20.2	18.5
Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the three and nine months ended September 30, 2021 and 2020, respectively.
ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Third Quarter 2021 Investor Supplement.
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
On July 14, 2021, we entered into a definitive agreement to acquire all the equity interests in Madison National Life Insurance Company, Inc. (Madison National) for $172.5 million. Madison National is a leading writer of employer-paid and sponsored benefits provided to educators by K-12 school districts. The transaction is expected to close early in the first quarter of 2022, subject to regulatory approval and other customary closing conditions. The transaction is expected to be funded with cash on hand and additional borrowings on our Bank Credit Facility which was extended to 2026 and expanded by $100.0 million to $325.0 million to provide ample liquidity. At closing, our leverage ratio is expected to be approximately 25% which is our long-term target and aligns with levels appropriate for our current financial strength ratings.
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
In the hybrid working environment, we continue to monitor cybersecurity including increasing security and network monitoring to proactively identify and prevent potential security threats and vulnerabilities. We also are identifying and assessing critical third-party vendors and ensuring their ability to continue to perform as anticipated.
Although educators have largely remained employed through the pandemic, the impact of the pandemic resulted in slower growth in new sales, particularly sales generated from in-person events at schools. We continue to work with our network of exclusive agents to make sure they are using virtual and other tools so they can reach current and potential educator customers regardless of the level of access they have to a specific school.
For further discussion regarding the current period and potential future impacts of COVID-19 and related economic conditions on HMEC, see Outlook for 2021 and other content within this MD&A as well as Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Horace Mann Educators Corporation	26	Quarterly Report on Form 10-Q

Consolidated Financial Highlights
(All comparisons vs. same periods in 2020, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2021-2020	Nine Months Ended September 30,		2021-2020
	2021	2020	Change %	2021	2020	Change %
Total revenues	$329.6	$337.1	-2.2%	$998.7	$958.1	4.2%
Net income	16.3	36.5	-55.3%	102.3	85.5	19.6%
Per diluted share:
Net income	0.39	0.87	-55.2%	2.43	2.03	19.7%
Net investment (losses) gains after tax	(0.11)	0.05	N.M.	(0.19)	(0.24)	N.M.
Book value per share				$43.30	$41.45	4.5%
Net income return on equity - last twelve months				8.5%	7.4%
Net income return on equity - annualized				7.6%	6.9%

For the three months ended September 30, 2021, net income decreased $20.2 million primarily due to net investment (losses) gains and automobile loss costs that continue to move closer to pre-pandemic levels. For the nine months ended September 30, 2021, net income increased $16.8 million primarily due to net investment income which more than offset the higher automobile loss costs.
Consolidated Results of Operations
(All comparisons vs. same periods in 2020, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2021-2020	Nine Months Ended September 30,		2021-2020
	2021	2020	Change %	2021	2020	Change %
Premiums and contract charges earned	$225.4	$235.3	-4.2%	$678.8	$697.0	-2.6%
Net investment income	103.7	93.7	10.7%	308.4	256.4	20.3%
Net investment (losses) gains	(6.5)	2.5	N.M.	(10.6)	(12.8)	N.M.
Other income	7.0	5.6	25.0%	22.1	17.5	26.3%
Total revenues	329.6	337.1	-2.2%	998.7	958.1	4.2%

Benefits, claims and settlement expenses	164.8	151.4	8.9%	446.2	433.1	3.0%
Interest credited	51.9	51.1	1.6%	153.7	153.3	0.3%
Operating expenses	64.3	57.9	11.1%	182.8	173.1	5.6%
DAC unlocking and amortization expense	22.9	24.6	-6.9%	70.5	75.0	-6.0%
Intangible asset amortization expense	3.3	3.5	-5.7%	9.8	10.9	-10.1%
Interest expense	3.4	3.5	-2.9%	10.4	11.7	-11.1%
Total benefits, losses and expenses	310.6	292.0	6.4%	873.4	857.1	1.9%

Income before income taxes	19.0	45.1	-57.9%	125.3	101.0	24.1%
Income tax expense	2.7	8.6	-68.6%	23.0	15.5	48.4%
Net income	$16.3	$36.5	-55.3%	$102.3	$85.5	19.6%

Premiums and Contract Charges Earned
For the three and nine months ended September 30, 2021, premiums and contract charges earned decreased $9.9 million and $18.2 million, respectively, due primarily to lower premiums earned by Property and Casualty.

Horace Mann Educators Corporation	27	Quarterly Report on Form 10-Q

Net Investment Income
Excluding accreted investment income on the deposit asset on reinsurance, for the three and nine months ended September 30, 2021, net investment income increased $8.9 million and $49.0 million, respectively, primarily due to more favorable returns on limited partnership interests. Current year private equity and venture capital returns have been strong, reflecting the strength of the equity markets and the active IPO window. Investment yields continue to be impacted by the low interest rate environment of recent years. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment yield, excluding limited partnership interests, pretax - annualized*	4.4%	4.2%	4.3%	4.4%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.5%	3.3%	3.4%	3.5%

During the three and nine months ended September 30, 2021, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We also funded commercial mortgage loan funds and limited partnership interests in line with our intent to increase our allocation to this portion of our portfolio to increase yields while balancing principal protection and risk.
Net Investment (Losses) Gains
For the three and nine months ended September 30, 2021, net investment losses increased $9.0 million and net investment losses decreased $2.2 million, respectively. The increase in net investment losses for the current quarter is primarily attributable to recognition of $6.6 million in credit loss impairments. The breakdown of net investment (losses) gains by transaction type were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Impairments on investments recognized in net income	$(6.6)	$(1.1)	$(9.8)	$(5.3)
Sales and other, net	2.7	3.7	2.2	8.6
Change in fair value - equity securities	(1.1)	2.3	0.4	(5.6)
Change in fair value and losses realized on settlements - derivatives	(1.5)	(2.4)	(3.4)	(10.5)
Net investment (losses) gains	$(6.5)	$2.5	$(10.6)	$(12.8)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three and nine months ended September 30, 2021, other income increased $1.4 million and $4.6 million, respectively, due to the impact of the strong financial markets on asset based fees.
Benefits, Claims and Settlement Expenses
For the three and nine months ended September 30, 2021, benefits, claims and settlement expenses increased $13.4 million and $13.1 million, respectively. The increase for the current quarter is due to an increase in underlying automobile loss experience, higher catastrophe losses and an increase in Life benefits.
Interest Credited
For the three and nine months ended September 30, 2021, interest credited was relatively flat. Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 2.4% and 2.5% at September 30, 2021 and September 30, 2020, respectively.

Horace Mann Educators Corporation	28	Quarterly Report on Form 10-Q

Operating Expenses
For the three and nine months ended September 30, 2021, operating expenses increased $6.4 million and $9.7 million, respectively. Targeted spend on product, distribution and infrastructure has increased, including costs incurred in performing due diligence on the planned acquisition of Madison National. Increased operating expenses also reflect a lower level of expenses realized in 2020 due to the pandemic.
Deferred Policy Acquisition Costs (DAC) Unlocking and Amortization Expense
For the three and nine months ended September 30, 2021, DAC unlocking and amortization expense decreased $1.7 million and $4.5 million, respectively, as revenue growth has slowed in the Property and Casualty segment.
Intangible Asset Amortization Expense
For the three and nine months ended September 30, 2021, intangible asset amortization expense decreased $0.2 million and $1.1 million, respectively.
Interest Expense
For the three and nine months ended September 30, 2021, interest expense decreased $0.1 million and $1.3 million, respectively, due to lower interest rates on our senior revolving credit facility.
Income Tax Expense
The effective income tax rate, including net investment (losses) gains, was 18.4% and 15.3% for the nine months ended September 30, 2021 and 2020, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 3.3 and 4.0 percentage points for the nine months ended September 30, 2021 and 2020, respectively.
The tax effects of legislation enacted in 2020 due to the Coronavirus pandemic were reflected in our income tax expense calculations as of September 30, 2020. Total income tax expense for the nine months ended September 30, 2020, included a benefit of $2.8 million (that reduced the effective income tax rate by 2.8 percentage points) to reflect a net operating loss carryback to taxable years for which the corporate rate was 35% as compared to the current corporate rate of 21%.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
At September 30, 2021, our federal income tax returns for years prior to 2014 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
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
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2021 fourth quarter core earnings will be in the range of $.65 to $.80 per diluted share resulting in full-year net income within a range of $3.27 to $3.42 per diluted share, generating a core return on equity* of close to 10%. The outlook assumes a federal statutory corporate tax rate of 21%. The decrease in the range from the Outlook included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 is due to the higher catastrophe losses experienced in the third quarter and a higher underlying automobile loss ratio partially offset by higher net investment income. The segment guidance discussed below also anticipates modest variations in results for those businesses from our original expectations.

Horace Mann Educators Corporation	29	Quarterly Report on Form 10-Q

Investments
We anticipate fourth-quarter total net investment income will be in the range of $95 million to $100 million resulting in a full year range of $405 million to $410 million, including approximately $100 million of accreted investment income on the deposit asset on reinsurance in the Retirement segment. Segment ranges noted below include that anticipated level of net investment income.
Property and Casualty Segment
Primarily because of the impact of underlying automobile loss costs, Property and Casualty’s fourth quarter 2021 net income is now anticipated to be in the range of $10 million to $13 million. Fourth-quarter 2021 catastrophe losses are modeled between $7 and $9 million, in line with the 10-year average for the quarter.
The pandemic’s favorable impact on automobile loss costs lessened throughout the first nine months of 2021. We anticipate frequency will be at or close to pre-pandemic levels due to changing driving patterns as well as higher severity. As a result, the underlying automobile loss ratio should rise again in the fourth quarter, as it has every quarter in 2021. We are initiating appropriate rate filings in the majority of our states to address the higher severity.
For the fourth quarter, we anticipate the underlying property loss ratio will be similar to the third quarter as we reflect inflation in our coverages and initiate appropriate rate filings to address.
Supplemental Segment
Our outlook for Supplemental's fourth quarter 2021 net income reflects a strong contribution from net investment income and continued favorable business trends with some continued benefit from changes in policyholder behavior due to the pandemic. Fourth-quarter net income for Supplemental is anticipated to be in the range of $10 million to $11 million.
Retirement Segment
We anticipate Retirement will generate net income in the range of $10 to $11 million in fourth quarter, consistent with prior guidance.
Life Segment
We expect Life to generate net income between $3 million and $4 million in fourth quarter, consistent with prior guidance.
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

Horace Mann Educators Corporation	30	Quarterly Report on Form 10-Q

policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.
We have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities, including evaluation of impairments
•Evaluation of goodwill and intangible assets for impairment
•Valuation of annuity and life deferred policy acquisition costs
•Valuation of liabilities for property and casualty unpaid claims and claim expenses
•Valuation of certain investment contract and policy reserves
Compared to December 31, 2020, at September 30, 2021, there were no material changes to accounting policies for areas most subject to significant management judgments identified above. In addition to disclosures in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates in that Form 10-K.
Results of Operations by Segment
Consolidated financial results primarily reflect the operating results of our four operating segments as well as the corporate and other segment. These reporting segments are defined based on financial information we use to evaluate performance and to determine the allocation of resources.
•Property and Casualty
•Supplemental
•Retirement
•Life
•Corporate and Other
The determination of segment data is described in more detail in Part I - Item 1, Note 10 of the Consolidated Financial Statements in this report. The following sections provide analysis and discussion of the results of operations for each of the reporting segments as well as investment results.

Horace Mann Educators Corporation	31	Quarterly Report on Form 10-Q

Property and Casualty
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three and nine months ended September 30, 2021, net income (loss) reflected the following factors:
•An increase in net investment income due to favorable returns on limited partnership interests for the nine months ended September 30, 2021
•Automobile loss costs continuing to move closer to pre-pandemic levels
•Lower levels of favorable prior years' reserve development (PYD) recognized in 2021 ($5.2 million of favorable PYD recognized in the prior year quarter due to subrogation received largely related to the 2018 Camp Fire in California)
•Higher levels of catastrophe losses experienced in 2021 which added 25.1 points to the property and casualty combined ratio in the current quarter compared to 20.9 points in the prior year

Horace Mann Educators Corporation	32	Quarterly Report on Form 10-Q

The following table provides certain financial information for Property and Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2021-2020		Nine Months Ended September 30,		2021-2020
	2021	2020	Change		2021	2020	Change
Financial Data:
Premiums written*:
Automobile	$103.1	$109.5	-5.8%		$300.1	$315.6	-4.9%
Property and other	60.7	63.3	-4.1%		161.1	166.9	-3.5%
Total premiums written	163.8	172.8	-5.2%		461.2	482.5	-4.4%
Change in unearned premiums	(10.5)	(6.8)	-54.4%		2.9	6.2	-53.2%
Total premiums earned	153.3	166.0	-7.7%		464.1	488.7	-5.0%
Incurred claims and claims expenses:
Claims occurring in the current year	132.5	125.6	5.5%		345.4	340.2	1.5%
Prior years' reserve development(1)	(3.0)	(7.2)	-58.3%		(7.2)	(9.2)	-21.7%
Total claims and claim expenses incurred	129.5	118.4	9.4%		338.2	331.0	2.2%
Operating expenses, including DAC amortization	42.1	41.9	0.5%		121.5	126.0	-3.6%
Underwriting gain (loss)	(18.3)	5.7	N.M.		4.4	31.7	-86.1%
Net investment income	11.3	13.7	-17.5%		43.8	30.3	44.6%
Income (loss) before income taxes	(6.3)	19.8	-131.8%		52.1	63.7	-18.2%
Net income (loss) / core earnings (loss)*	(4.7)	15.8	-129.7%		42.5	53.7	-20.9%

Operating Statistics:
Automobile
Loss and loss adjustment expense ratio	71.5%	57.6%	13.9	pts	66.0%	59.1%	6.9	pts
Expense ratio	27.7%	25.7%	2.0	pts	26.1%	26.2%	-0.1	pts
Combined ratio:	99.2%	83.3%	15.9	pts	92.1%	85.3%	6.8	pts
Prior years' reserve development(1)	-2.0%	-0.9%	-1.1	pts	-1.6%	-0.6%	-1.0	pts
Catastrophe losses	2.9%	1.7%	1.2	pts	1.9%	1.6%	0.3	pts
Underlying combined ratio*	98.3%	82.5%	15.8	pts	91.8%	84.3%	7.5	pts
Property
Loss and loss adjustment expense ratio	108.9%	97.3%	11.6	pts	86.0%	84.5%	1.5	pts
Expense ratio	27.2%	24.4%	2.8	pts	26.4%	25.1%	1.3	pts
Combined ratio:	136.1%	121.7%	14.4	pts	112.4%	109.6%	2.8	pts
Prior years' reserve development(1)	-1.9%	-10.8%	8.9	pts	-1.4%	-4.3%	2.9	pts
Catastrophe losses	67.3%	57.3%	10.0	pts	38.4%	43.9%	-5.5	pts
Underlying combined ratio*	70.7%	75.2%	-4.5	pts	75.4%	70.0%	5.4	pts

Risks in force (in thousands)
Automobile(2)					381	406	-6.2%
Property					178	187	-4.8%
Total					559	593	-5.7%
(1)    (Favorable) unfavorable.
(2)    Includes assumed risks in force of 4.

Horace Mann Educators Corporation	33	Quarterly Report on Form 10-Q

On a reported basis, the 6.8 point increase in the automobile combined ratio for the nine months ended September 30, 2021 was mainly attributable to a 7.6 point increase in the automobile underlying loss ratio*. The increase in the automobile underlying loss ratio reflects a return to more normal driving patterns as well as an increase in severity trends. The reported property combined ratio increased 2.8 points and the property underlying loss ratio* increased 4.1 points for the nine months ended September 30, 2021 reflecting higher non-catastrophe fire losses and non-weather water losses as well as overall inflation due to the cost of labor and materials. The third quarter 2021 property underlying loss ratio compared to the first half of 2021 and the third quarter of 2020 improved due to lower non-catastrophe fire losses and non-weather water losses.
For the three and nine months ended September 30, 2021, total premiums written* decreased $9.0 million and $21.3 million, respectively. For the remainder of 2021, we anticipate average rate increases in the low-single digits (including states with no rate actions) for both automobile and property for the full year. Average approved rate changes for the nine months ended September 30, 2021 were insignificant. Sales* have slowed due to COVID-19.
For the three and nine months ended September 30, 2021, automobile premiums written* decreased $6.4 million and $15.5 million, respectively, as the number of automobile risks in force has declined. Average premium written and average premium earned decreased slightly. Educator risks as a percentage of overall automobile risks remained stable at 83.5% as of September 30, 2021.
For the three and nine months ended September 30, 2021, property and other premiums written* decreased $2.6 million and $5.8 million, respectively, as the number of property risks in force has declined. In addition, the 2018 California Camp Fire subrogation recovery provided for the return of $3.5 million of reinsurance reinstatement premium in the third quarter of 2020. Average premium written and average premium earned increased slightly in the first nine months of 2021, but with inflationary pressure continuing, adjustments to coverage values and rates are expected to play a greater role in the coming quarters. Educator risks as a percentage of overall property risks remained stable at 81.2% as of September 30, 2021.
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

Supplemental
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three and nine months ended September 30, 2021, net income reflected the following factors:
•Favorable business trends including some continued benefit from changes in policyholder behavior due to the pandemic
•Improved net investment income driven by more favorable returns on limited partnership interests

The following table provides certain information for Supplemental for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2021-2020		Nine Months Ended September 30,		2021-2020
	2021	2020	Change		2021	2020	Change
Financial Data:
Premiums written and contract deposits*	$30.9	$32.0	-3.4%		$94.2	$98.3	-4.2%
Premiums and contract charges earned	31.0	32.5	-4.6%		94.3	98.8	-4.6%
Net investment income	7.1	4.3	65.1%		18.7	11.8	58.5%
Benefits and settlement expenses	10.4	10.5	-1.0%		30.0	33.5	-10.4%
Operating expenses (includes DAC unlocking and amortization expense)	10.7	10.1	5.9%		31.3	30.3	3.3%
Intangible asset amortization expense	2.9	3.1	-6.5%		8.8	9.5	-7.4%
Income before income taxes	14.5	13.6	6.6%		44.5	39.1	13.8%
Net income / core earnings*	11.4	10.6	7.5%		34.8	30.6	13.7%

Operating Statistics:
Supplemental insurance in force (thousands)					280	292	-4.1%
Benefits ratio(1)	33.5%	32.3%	1.2	pts	31.8%	33.9%	-2.1	pts
Operating expense ratio(2)	27.7%	26.9%	0.8	pts	27.3%	26.9%	0.4	pts
Pretax profit margin(2)	37.6%	36.3%	1.3	pts	38.8%	34.7%	4.1	pts
Persistency					92.2%	90.1%	2.1	pts
(1)    Benefits ratio measured to earned premium.
(2)    Operating expense ratio and pretax profit margin measured to total revenues.

For the three and nine months ended September 30, 2021, Supplemental sales* were $2.0 million and $4.2 million, respectively, which continues to reflect limited school access because of the pandemic. Sales growth is expected to continue its upward trajectory for the remainder of 2021 and into 2022. Tactics are being implemented to address return-to-school in person selling. Persistency was up 2.1 points at 92.2%.
Net income reflected higher net investment income as well as favorable business trends including some continued benefit from changes in policyholder behavior due to the pandemic. Segment expenses include the non-cash impact of amortization of intangible assets under purchase accounting that reduced net income by $2.9 million pretax for the three months ended September 30, 2021. The pretax profit margin remains above management’s longer-term expectations because of the pandemic-related changes in policyholder behavior.

Horace Mann Educators Corporation	35	Quarterly Report on Form 10-Q

Retirement
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three and nine months ended September 30, 2021, net income reflected the following factors:
•Strong annualized net interest spread on fixed annuities of 272 bps for the nine months ended September 30, 2021
•Continued growth in net annuity contract deposits* that increased $18.5 million for the nine months ended September 30, 2021

Horace Mann Educators Corporation	36	Quarterly Report on Form 10-Q

The following table provides certain information for Retirement for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2021-2020	Nine Months Ended September 30,			2021-2020
	2021	2020	Change	2021	2020		Change
Financial Data:
Contract charges earned	$9.9	$7.4	33.8%	$27.7	$21.5		28.8%
Net investment income	64.8	58.1	11.5%	187.2	166.7		12.3%
Interest credited	40.7	39.7	2.5%	120.0	119.4		0.5%
Net interest margin without net investment (losses) gains	25.0	19.4	28.9%	70.0	50.2		39.4%
Net interest margin - reinsured block	(0.9)	(1.0)	10.0%	(2.8)	(2.9)		3.4%
Mortality loss and other reserve charges	0.9	1.3	-30.8%	3.6	4.1		-12.2%
Operating expenses	16.9	15.1	11.9%	48.6	44.0		10.5%
DAC and intangible asset amortization expense, excluding DAC unlocking	5.3	5.1	3.9%	15.8	15.1		4.6%
DAC unlocking	(0.8)	(0.7)	-14.3%	(1.8)	(1.3)		-38.5%
Income before income taxes	16.8	8.9	88.8%	43.4	19.0		128.4%
Net income	14.1	7.8	80.8%	36.2	16.6		118.1%
Core earnings*	14.1	7.8	80.8%	36.2	16.6		118.1%
Operating Statistics:
Net annuity contract deposits*
Variable	$71.0	$58.5	21.4%	$200.2	$168.6		18.7%
Fixed	50.4	60.2	-16.3%	144.4	157.5		-8.3%
Total	121.4	118.7	2.3%	344.6	326.1		5.7%
Single	75.8	68.3	11.0%	196.6	170.4		15.4%
Recurring	45.6	50.4	-9.5%	148.0	155.7		-4.9%
Total	121.4	118.7	2.3%	344.6	326.1		5.7%
Assets under administration (AUA)
Annuity assets under management(1)				5,246.9	4,508.7		16.4%
Broker and advisory assets under administration				2,499.5	2,124.3		17.7%
Recordkeeping assets under administration				1,606.3	1,399.6		14.8%
Total				9,352.7	8,032.6		16.4%
Persistency
Variable annuities				94.7%	94.8%	-0.1	pts
Fixed annuities				94.7%	94.5%	0.2	pts
Total				94.7%	94.6%	0.1	pts
Annuity contracts in force (thousands)				229	230		-0.4%
Retirement Advantage® contracts in force (thousands)				14	12		16.7%
Net interest spread on fixed annuities - YTD annualized (basis points)				272	188	84	bps
(1)    Amounts reported as of September 30, 2021 and September 30, 2020 exclude $820.2 million and $660.1 million, respectively, of assets under management held under modified coinsurance reinsurance.

For the nine months ended September 30, 2021, net annuity contract deposits for variable and fixed annuities increased $18.5 million. Our relationship with educators often begins with our 403(b) retirement savings products, including our attractive annuity products, which provide encouraging cross-sell opportunities. Cash value persistency remained strong at 94.7% for both variable annuities and fixed annuities.
At September 30, 2021, annuity assets under management were up $738.2 million, or 16.4%, compared to a year ago primarily due to market appreciation. Assets under administration, which includes Retirement Advantage® and other advisory and recordkeeping assets were up $1.3 billion, or 16.4%, from a year ago, as assets under management also rose primarily due to strong market appreciation over the past 12 months. The year-to-date annualized net interest spread on fixed annuities, excluding reinsurance, increased 84 basis points, primarily reflecting higher net investment income due to returns on limited partnership interests.

Horace Mann Educators Corporation	37	Quarterly Report on Form 10-Q

We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $529.1 million of the Retirement and Life combined investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.
As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on our existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $2.0 million in year one and $6.0 million in year two, further reducing the annualized net interest spread on fixed annuities by approximately 7 basis points and 20 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
The expectation for future annualized net interest spreads on fixed annuities is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread on fixed annuities, based on DAC as of September 30, 2021 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread on the fixed annuities assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.
We reinsure a $2.4 billion block of in force fixed annuities with a minimum crediting rate of 4.5% which helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	September 30, 2021
	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	55.2%	$1,393.1	62.7%	44.6%	$873.0
Equal to 2% but less than 3%	11.3%	285.5	83.5%	12.2%	238.3
Equal to 3% but less than 4%	24.8%	627.1	99.9%	32.0%	626.8
Equal to 4% but less than 5%	6.7%	169.4	100.0%	8.6%	169.4
5% or higher	2.0%	50.0	100.0%	2.6%	50.0
Total	100.0%	$2,525.1	77.5%	100.0%	$1,957.5

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

Life
(All comparisons vs. same periods in 2020, unless noted otherwise)
For the three and nine months ended September 30, 2021, net income reflected the following factors:
•Higher net investment income driven by favorable returns on limited partnership interests
•Higher premiums and contract charges earned
•Higher mortality costs
The following table provides certain information for Life for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2021-2020	Nine Months Ended September 30,			2021-2020
	2021	2020	Change	2021	2020		Change
Financial Data:
Premiums written and contract deposits*	$30.1	$26.9	11.9%	$84.8	$79.3		6.9%
Premiums and contract charges earned	31.2	29.4	6.1%	92.7	88.0		5.3%
Net investment income	21.1	18.2	15.9%	60.5	49.4		22.5%
Benefits and settlement expenses	24.0	21.2	13.2%	74.4	64.5		15.3%
Interest credited	11.1	11.2	-0.9%	33.5	33.7		-0.6%
Operating expenses	9.3	8.4	10.7%	26.8	25.8		3.9%
DAC amortization expense, excluding unlocking	1.9	1.9	—%	5.7	5.8		-1.7%
DAC unlocking	—	(0.2)	100.0%	—	(0.5)		100.0%
Income before income taxes	6.1	5.2	17.3%	13.1	8.2		59.8%
Net income / core earnings*	5.1	4.3	18.6%	10.8	6.8		58.8%
Operating Statistics:
Life insurance in force				$20,271	$19,681		3.0%
Number of policies in force (thousands)				199	201		-1.0%
Average face amount in force (in dollars)				$101,734	$97,712		4.1%
Lapse ratio (ordinary life insurance in force)				3.8%	4.3%	-0.5	pts
Mortality costs				$33.4	$28.3		18.0%

For the three and nine months ended September 30, 2021, annualized sales* were unchanged on steady new sales of recurring policies and an increase in sales of single premium policies. Full-year persistency for life products of 96.2% remains in line with prior year periods. Mortality costs were elevated.

Horace Mann Educators Corporation	39	Quarterly Report on Form 10-Q

Corporate and Other
(All comparisons vs. same periods in 2020, unless noted otherwise)
The following table provides certain financial information for Corporate and Other for the periods indicated.

($ in millions)	Three Months Ended September 30,		2021-2020	Nine Months Ended September 30,		2021-2020
	2021	2020	Change %	2021	2020	Change %
Interest expense	$3.4	$3.4	—%	$10.3	$11.3	-8.8%
Net investment (losses) gains pretax	(6.5)	2.5	N.M.	(10.6)	(12.8)	N.M.
Tax on net investment (losses) gains	(1.4)	0.6	N.M.	(2.3)	(2.7)	N.M.
Net investment (losses) gains after tax	(5.1)	1.9	N.M.	(8.3)	(10.1)	N.M.
Net loss	(9.6)	(2.0)	N.M.	(22.0)	(22.2)	0.9%
Core earnings (loss)*	(4.5)	(3.9)	-15.4%	(13.7)	(12.1)	-13.2%

For the three months ended September 30, 2021, the net loss increased primarily due to changes in net investment (losses) gains.
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

($ in millions)	Three Months Ended September 30,		2021-2020	Nine Months Ended September 30,		2021-2020
	2021	2020	Change %	2021	2020	Change %
Net investment income - investment portfolio	$78.1	$69.2	12.9%	$233.3	$184.3	26.6%
Investment income - deposit asset on reinsurance	25.6	24.5	4.5%	75.1	72.1	4.2%
Total net investment income	103.7	93.7	10.7%	308.4	256.4	20.3%
Pretax net investment (losses) gains	(6.5)	2.5	N.M.	(10.6)	(12.8)	N.M.
Pretax net unrealized investment gains on fixed maturity securities				466.4	496.2	-6.0%

Excluding accreted investment income on the deposit asset on reinsurance, net investment income increased $8.9 million and $49.0 million for the three and nine months ended September 30, 2021, primarily due to more favorable returns on limited partnership interests.
For the three and nine months ended September 30, 2021, pretax net investment losses increased $9.0 million and pretax net investment losses decreased $2.2 million, respectively. The increase in net investment losses for the current quarter is primarily attributable to recognition of $6.6 million in credit loss impairments. Pretax net unrealized investment gains on fixed maturity securities were down $90.3 million compared to December 31, 2020, reflecting a 58 basis point increase in the 10-year U.S. Treasury yield that more than offset tighter credit spreads across most asset classes.

Horace Mann Educators Corporation	40	Quarterly Report on Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	September 30, 2021
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	148	$510.5	$470.9	$39.6
Energy(1)	90	198.5	182.1	16.4
Insurance	54	197.1	173.3	23.8
Healthcare, Pharmacy	94	182.6	168.6	14.0
Real Estate	45	139.6	132.9	6.7
Utilities	73	139.6	128.6	11.0
Miscellaneous	39	133.8	132.7	1.1
Transportation	50	130.0	121.5	8.5
Food and Beverage	38	99.1	87.4	11.7
Technology	45	97.0	91.9	5.1
All other corporates(2)	370	623.8	578.9	44.9
Total corporate bonds	1,046	2,451.6	2,268.8	182.8
Mortgage-backed securities
U.S. Government and federally sponsored agencies	264	487.2	452.6	34.6
Commercial(3)	134	318.5	292.4	26.1
Other	38	35.8	35.5	0.3
Municipal bonds(4)	608	1,775.5	1,592.5	183.0
Government bonds
U.S.	40	408.9	385.7	23.2
Foreign	7	44.0	40.2	3.8
Collateralized loan obligations(5)	183	687.8	683.6	4.2
Asset-backed securities	102	302.7	294.3	8.4
Total fixed maturity securities	2,422	$6,512.0	$6,045.6	$466.4

Equity securities
Non-redeemable preferred stocks	28	$121.3
Common stocks	93	8.9
Closed-end fund	1	22.1
Total equity securities	122	$152.3

Total	2,544	$6,664.3
(1)At September 30, 2021, the fair value amount included $381.9 million which were non-investment grade.
(2)The All other corporates category contains 18 additional industry sectors. Broadcasting and media, telecommunications, consumer products, industry manufacturing and metal and mining represented $325.8 million of fair value at September 30, 2021, with the remaining 13 sectors each representing less than $298.1 million.
(3)At September 30, 2021, 98.7% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(4)Holdings are geographically diversified, 49.6% are tax-exempt and 76.8% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2021.
(5)Based on fair value, 91.9% of the collateralized loan obligation securities were rated investment grade by Standard and Poor's Global Inc. (S&P), Moody's Investors Service, Inc. (Moody's) and/or Fitch Ratings, Inc. (Fitch) at September 30, 2021.

Horace Mann Educators Corporation	41	Quarterly Report on Form 10-Q

At September 30, 2021, our diversified fixed maturity securities portfolio consisted of 3,819 investment positions, issued by 2,422 entities, and totaled approximately $6.5 billion in fair value. This portfolio was 86.4% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. At September 30, 2021, 85.9% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		September 30, 2021
	December 31, 2020	September 30, 2021	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.6%	9.8%	$636.5	$614.4
AA(2)	40.0%	37.6%	2,450.3	2,256.5
A	18.7%	17.0%	1,104.1	1,004.7
BBB	21.2%	22.0%	1,433.5	1,316.7
BB	2.4%	2.9%	185.6	176.3
B	1.1%	1.3%	86.5	85.2
CCC or lower	0.1%	—%	2.7	2.6
Not rated(3)	4.9%	9.4%	612.8	589.2
Total fixed maturity securities	100.0%	100.0%	$6,512.0	$6,045.6
Equity securities
AAA	—%	—%	$—
AA	—%	—%	—
A	0.7%	0.5%	0.8
BBB	62.2%	66.0%	100.5
BB	10.9%	12.5%	19.0
B	—%	—%	—
CCC or lower	—%	—%	—
Not rated	26.2%	21.0%	32.0
Total equity securities	100.0%	100.0%	$152.3

Total			$6,664.3
(1)Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At September 30, 2021, the AA rated fair value amount included $402.1 million of U.S. Government and federally sponsored agency securities and $685.6 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by either S&P, Moody's or Fitch.

At September 30, 2021, the fixed maturity securities portfolio had $19.1 million of pretax gross unrealized investment losses on $889.5 million of fair value related to 530 positions. Of the investment positions with gross unrealized losses, there were 14 trading below 80.0% of the carrying value at September 30, 2021.
We view the pretax gross unrealized investment losses of all our fixed maturity securities at September 30, 2021 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment.

Horace Mann Educators Corporation	42	Quarterly Report on Form 10-Q

Liquidity and Capital Resources
Off-Balance Sheet Arrangements
At September 30, 2021 and 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we engaged in such relationships.
Investments
Information regarding our investment portfolio, which is comprised primarily of investment grade fixed maturity securities, is presented in Part I - Item 1, Note 3 of the Consolidated Financial Statements as well as Part I - Item 2 - Investments Results in this report.
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

($ in millions)	Nine Months Ended September 30,		2021-2020
	2021	2020	Change %
Net cash provided by operating activities	$178.1	$267.8	-33.5%
Net cash used in investing activities	(351.0)	(368.8)	4.8%
Net cash provided by financing activities	190.8	141.0	35.3%
Net increase in cash	17.9	40.0	-55.3%
Cash at beginning of period	22.3	25.5	-12.5%
Cash at end of period	$40.2	$65.5	-38.6%

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
For the nine months ended September 30, 2021, net cash provided by operating activities decreased $89.7 million, primarily due to higher claims paid on insurance policies partially offset by higher investment income collected.
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
For the nine months ended September 30, 2021, net cash provided by financing activities increased $49.8 million compared to the prior year period, primarily due to a $242.0 million net increase in cash inflows from advances received under Federal Home Loan Bank of Chicago (FHLB) funding agreements partially offset by a $50.0 million principal repayment on FHLB borrowings.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Nine Months Ended September 30,		2021-2020	2021-2020
	2021	2020	Change $	Change %
Balance at beginning of the period	$590.5	$495.0	$95.5	19.3%
Advances received from FHLB funding agreements	446.0	95.5	350.5	N.M.
Principal repayments on FHLB funding agreements	(204.0)	—	(204.0)	N.M.
Balance at end of the period	$832.5	$590.5	$242.0	41.0%

Horace Mann Educators Corporation	44	Quarterly Report on Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property and Casualty	Supplemental	Retirement	Life	Corporate and Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑	☑
Contractholder fund deposits		☑	☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑	☑
Sales of investments	☑	☑	☑	☑	☑
Funds from FHLB and line of credit agreements	☑	☑	☑	☑	☑
Intercompany loans	☑	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑	☑
Dividends or return of capital from subsidiaries					☑
Tax refunds/settlements	☑	☑	☑	☑	☑
Funds from periodic issuance of additional securities					☑
Proceeds from debt issuances					☑
Receipt of intercompany settlements related to employee benefit plans					☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑	☑
Operating costs and expenses	☑	☑	☑	☑	☑
Purchase of investments	☑	☑	☑	☑	☑
Repayment of FHLB and line of credit agreements	☑	☑	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑	☑
Capital contributions to subsidiaries					☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑	☑
Common share repurchases					☑
Debt service expenses and repayment					☑
Payments related to employee benefit plans					☑
Payments for acquisitions					☑
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

As of September 30, 2021, we held $1.1 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2021 from all of our insurance subsidiaries without prior regulatory approval is $161.9 million, excluding the impact and timing of prior dividends, of which $35.0 million was paid during the nine months ended September 30, 2021. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
Total capital was $2,185.0 million at September 30, 2021, including $388.6 million of short-term and long-term debt. Total debt represented 17.8% of total capital including net unrealized investment gains on fixed maturity securities (20.7% excluding net unrealized investment gains on fixed maturity securities*) at September 30, 2021, which was below our long-term target of 25%.
Shareholders' equity was $1,796.4 million at September 30, 2021, including net unrealized investment gains on fixed maturity securities of $306.9 million after taxes and the related impact of DAC associated with annuity contracts and life insurance products with account values. The market value of our common stock and the market value per share were $1,650.8 million and $39.79, respectively, at September 30, 2021. Book value per share was $43.30 at September 30, 2021 ($35.90 excluding net unrealized investment gains on fixed maturity securities*).
Additional information regarding net unrealized investment gains on fixed maturity securities at September 30, 2021 is included in Part I - Item 1, Note 3 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this report.
Total shareholder dividends paid was $38.6 million for the nine months ended September 30, 2021. In March, May, and September 2021, the Board of Directors (Board) approved regular quarterly dividends of $0.31 per share.
For the nine months ended September 30, 2021, we repurchased 44,685 shares of our common stock at an average price per share of $38.26 under our share repurchase program, which is further described in Part II - Item 8, Note 12 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, $18.9 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	46	Quarterly Report on Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	September 30, 2021	December 31, 2020
Short-term debt
Bank Credit Facility	Variable	2026	$135.0	$135.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.3 and $0.4 and unamortized debt issuance costs of $1.1 and $1.3	4.50%	2025	248.6	248.3
FHLB borrowings	0.00%	2022	5.0	54.0
Total			$388.6	$437.3
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

As of September 30, 2021, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in the Part II - Item 8, Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The Senior Notes are traded in the open market (HMN 4.50).
As of September 30, 2021, we had $5.0 million of borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 25% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity. The total $5.0 million received matures on May 16, 2022 and is reported as Long-term debt in the Consolidated Balance Sheets.
Effective July 12, 2021, we, as borrower, amended our Credit Agreement (Bank Credit Facility). The amended Bank Credit Facility increased the amount available on the senior revolving credit facility from $225.0 million to $325.0 million. PNC Bank, National Association and JPMorgan Chase Bank, N.A. serve as joint lead arrangers under the amended Bank Credit Facility, with The Northern Trust Company, KeyBank National Association, U.S. Bank National Association, Illinois National Bank, and Comerica Bank as lenders participating in the syndicate. Terms and conditions of the amended Bank Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points.
We expect to utilize the senior revolving credit facility to fund a portion of the acquisition of Madison National, as well as to be available for ongoing working capital, capital expenditures and general corporate expenditures.
As of September 30, 2021, the amount outstanding on the senior revolving credit facility was $135.0 million. The $190.0 million unused portion of the Bank Credit Facility is available for use and subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2021.
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
All four agencies currently have assigned equivalent insurance financial strength ratings to our Property and Casualty and Life insurance subsidiaries. Only AM Best currently rates our Supplemental segment's subsidiaries, and the firm upgraded those ratings on July 14 to align with those of our other subsidiaries. AM Best noted that the upgrade reflects NTA Life's balance sheet strength as well as the support it receives from the parent company and the full integration of their operations within Horace Mann. Assigned ratings and respective affirmation/review dates as of October 31, 2021 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
AM Best					7/14/2021
HMEC (parent company)	N.A.		bbb	(stable)
HMEC's Life subsidiary	A	(stable)	N.A.
HMEC's Property and Casualty subsidiaries	A	(stable)	N.A.
HMEC's Supplemental subsidiaries	A	(stable)	N.A.
Fitch	A	(stable)	BBB	(stable)	9/14/2021
Moody's	A2	(stable)	Baa2	(stable)	10/28/2021
S&P	A	(stable)	BBB	(stable)	2/18/2021
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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2021. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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
On September 30, 2015, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million of our common stock, par value $0.001 (Program). The Program authorizes the repurchase of our common stock in open market or privately negotiated transactions, from time to time, depending on market conditions. The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended September 30, 2021, we repurchased shares of our common stock under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1 - 31	5,000	$36.88	5,000	$18.9	million
August 1 - 31	—	—	—	$18.9	million
September 1 - 30	—	—	—	$18.9	million
Total	5,000	$36.88	5,000	$18.9	million
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

10.7*
Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 6, 2021.

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

10.14	Stock Purchase Agreement for Madison National Life

(11) Statement regarding computation of per share earnings.

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

Horace Mann Educators Corporation	53	Quarterly Report on Form 10-Q

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	54	Quarterly Report on Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 5, 2021	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 5, 2021	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	November 5, 2021	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	55	Quarterly Report on Form 10-Q