Form 10-K
period 2021-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2022-02-25
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2021, was $1,511.2 million.
As of February 16, 2022, the registrant had 41,351,438 shares of Common Stock, par value $0.001 per share, outstanding.
Documents Incorporated by Reference
Certain portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

Auditor Name: KPMG LLP	Auditor Location: Chicago, Illinois	Auditor Firm ID: 185

HORACE MANN EDUCATORS CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2021

PART I
ITEM 1. I Business
Introduction
Measures within this Annual Report on Form 10-K that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within Part I of this report. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Fourth Quarter 2021 Investor Supplement.
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
Overview, History and Available Information
We are an insurance holding company incorporated in Delaware. In 2021, through our subsidiaries, we marketed and underwrote:
•personal lines of property and casualty insurance, primarily auto and property coverages
•supplemental insurance products, including cancer, heart, hospital, supplemental disability and accident
•retirement products, primarily tax-qualified fixed and variable annuities
•life insurance, primarily traditional term and whole life insurance products
In 2021 and prior, we conducted and managed our business through five reporting segments. The four operating segments, representing the major lines of business, were: Property & Casualty, Supplemental, Retirement and Life.
Beginning in 2022, we will conduct business in three operating segments: (1) Property & Casualty, (2) Life & Retirement, and (3) Supplemental & Group Benefits. The Property & Casualty and Life & Retirement segments will be within the Individual Insurance & Financial Services Division. The Supplemental & Group Benefits segment will also function as a division, and will include the results of Madison National Life Insurance Company, Inc. (Madison National), which was acquired effective January 1, 2022.

Horace Mann Educators Corporation	Annual Report on Form 10-K 1

This change aligns with how we will make operating decisions and assess performance, maintaining discrete segment financial information to evaluate performance and allocate resources.
We do not allocate the impact of corporate-level transactions to the operating segments, consistent with the basis for management's evaluation of the results of those segments, but classify those items in a separate reporting segment, Corporate & Other.
Founded by Educators for Educators®, our business began in Springfield, Illinois in 1945 when two school teachers started selling auto insurance to other teachers within Illinois. We expanded our business to other states and broadened our product line to include life insurance in 1949, 403(b) tax-qualified retirement annuities in 1961 and property insurance in 1965. In 2019, we added our Supplemental segment and increased our market share when we acquired all of the equity interests in NTA Life Enterprises, LLC (NTA). On January 1, 2022, we enhanced our value proposition for school districts by acquiring Madison National.
Madison National is a leading writer of employer-paid and sponsored benefits provided to educators by K-12 school districts. Founded in 1961 and headquartered in Madison, Wisconsin, it offers short- and long-term group disability, group term, and worksite solutions products, including accident, critical illness and fixed indemnity. Over half of Madison National’s premiums are from Midwestern districts, so there is opportunity for geographic expansion, leveraging Horace Mann’s national footprint.
Our common stock has traded on the New York Stock Exchange (NYSE) under the symbol HMN since our initial public offering in November 1991.
We provide protection and savings products that primarily benefit K-12 teachers, administrators and other employees of public schools and their families. Our more than 1 million households typically have moderate annual incomes. Their financial planning tends to focus on retirement, security, savings and primary insurance needs. We believe that we are the largest national multi-line insurance and financial services company focused on the nation's educators as its primary market.
Today, we market primarily through a dedicated sales force of full-time Exclusive Agents supported by our Customer Contact Center. These agents sell our products and limited third-party vendor products made available through the Horace Mann General Agency. Some of these agents are former educators or individuals with close ties to the educational community who utilize their contacts within, and knowledge of, the target market. Beginning in 2022, we will also work with benefit brokers and others to bring employer-paid and voluntary benefit solutions for educators directly to district decision makers. School districts, particularly large ones, often work with organizations with special expertise in benefits plan design to help develop plans that support employee recruitment and retention.
Our premiums and contract charges earned for the year ended December 31, 2021 were $889.6 million. Premiums written and contract deposits* for the year ended December 31, 2021 were $1.3 billion. Net income was $142.8 million. Our total assets were $14.4 billion at December 31, 2021. Total investments were $7.4 billion at December 31, 2021 and consisted primarily of investment grade fixed maturity securities.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports, are available free of charge through the Investors section of our website, investors.horacemann.com, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (SEC). The EDGAR filings of such reports are also available at the SEC's website, www.sec.gov.
Also available in the Investors section of our website are our corporate governance principles, code of conduct, and code of ethics, as well as the charters of the HMEC Board of Directors (Board) Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee, and Nominating and Governance Committee. Copies also may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, Springfield, Illinois 62715-0001. Our environmental, social and governance reporting is available through the corporate social responsibility section of our website, csr.horacemann.com.
On June 15, 2021, our Chief Executive Officer (CEO) submitted the Annual Section 12(a) CEO Certification to the NYSE without any qualifications. We filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2020, the CEO and Chief Financial Officer (CFO) certifications required under Section 302 of the Sarbanes-Oxley Act.

2 Annual Report on Form 10-K	Horace Mann Educators Corporation

Corporate Strategy
Our vision is to be the company of choice to provide financial solutions for educators and others who serve their communities. We believe the unique value of Horace Mann is providing solutions tailored for educators at each stage of their lives, empowering them to achieve lifelong financial success.
Education Market
With the addition of Madison National, we serve approximately 1 million households in the United States of America (U.S.). Horace Mann, Madison National and NTA have all served a customer base of about 80% educators. There is significant opportunity to grow in this niche market. The U.S. Department of Education estimates that there are approximately 7.5 million K-12 school teachers, administrators and support staff nationwide, and the number of needed educator positions continues to grow.
Because of the primary focus on this niche market, we have a largely homogeneous customer set with similar characteristics and preferred risk profiles. This allows for more precise underwriting processes and more targeted marketing operations, amplifying the benefit of successful approaches.
Growth Strategy
We established our solutions orientation for the education market through a focus on products, distribution and infrastructure (PDI):
•Products designed to meet educators’ needs and protect their unique risks;
•Knowledgeable, trusted distribution tailored to educator preferences; and
•Modern, scalable infrastructure that is easy to do business with.
Since July 2019, we completed several transactions to support our PDI strategy: acquiring NTA and Madison National, as well as reinsuring a $2.9 billion block of legacy annuity business. The annuity reinsurance transaction reduced interest rate risk while releasing capital that was redeployed into higher-margin products.
As a result, we have become a larger, more diverse company that expects to leverage our transformation to increase our share of the education market.
With the addition of Madison National's offerings, we can now offer a full suite of employer-paid and voluntary benefits to help school districts address educator recruitment and retention. Educators are generally paid less than private-sector jobs with similar educational requirements, and attrition has long been high compared to other professions. The COVID-19 pandemic continues to exacerbate school district administrators' staffing concerns. One avenue administrators pursue to address educator compensation is adding or improving employee benefit packages.
Relevant Products
At the core of our value proposition is the commitment to providing relevant products and solutions to address the issues that educators face at each stage of their career and life. Our protection products, including auto, property, life, disability and specialty health insurance, as well as our savings products, are tailored to meet the insurance and financial services needs of educators. Over the past few years, we have strengthened those offerings with the addition of employer-paid group products, as well as the introduction of our Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans. We modernized our traditional life insurance products, and made significant improvements in our auto and property offerings.
We offer complimentary solutions for educators as well. One example is Student Loan Solutions, relevant for many educators and particularly those new to the profession for whom student loan debt may preclude saving for retirement at the point when those savings would have the most time to grow and make a significant impact at retirement age. We offer complimentary online student loan management accounts for all educators nationwide, which includes guidance on how to successfully qualify for federal student loan forgiveness available to public sector employees.
Trusted Distribution
We aim to provide solutions to educators however they get their protection and savings products, whether that is through an individual purchase or coverage is provided through their school district employer. The core

Horace Mann Educators Corporation	Annual Report on Form 10-K 3

component of the individual educator strategy is our local agents, who support the educational community through both in-person and virtual activities, such as providing financial wellness workshops and hosting school events. Our trusted adviser model builds particularly strong brand loyalty and affinity.
To meet the preferences of customers who prefer "on demand" services, our direct sales team is available by phone or electronically to respond to questions or bind coverages. Customers can also secure auto, property and life quotes and coverage comparisons online. As customer needs become more complex, they frequently seek the help of a trusted advisor.
For our employer-paid worksite offerings, we will primarily work through established benefit brokers that assist in the design of employee benefits plans and offerings. In addition, we will continue to enhance our Section 125 Employer Services platform offering to expand the menu of benefits available to all school district employees, such as retirement savings and voluntary supplemental insurance products. Worksite distribution often includes the support of a benefit enrollment team.
To build brand awareness, engage with the educator community, and stay abreast of developments and challenges faced by educators, we partner with multiple national, state and local associations. Through strategic alliances with a diverse group of educator associations (e.g., the American Association of School Administrators, The School Superintendents Association and the Association of School Business Officials), we build relationships with administrators. Through partnerships with some state and local National Education Association (NEA) teacher associations, we have the opportunity to build our brand awareness and discuss issues and challenges faced by individual educators.
Modern Infrastructure
We are implementing a multi-year effort to upgrade our infrastructure and enhance our digital capabilities to ensure our operation runs efficiently and educators can connect with us in the manner they prefer. Key projects include the Guidewire property and casualty platform, which increases customer convenience through improved digital capabilities, e-signatures, real-time policy issuance and changes, coverage comparison features and consolidated billing, and the LifePro administration system for our life, annuity and supplemental products, which offers substantial benefits in terms of customer experience and operating efficiencies.
In 2017, we completed the first phase of a Guidewire implementation focused on the claims system that resulted in reduced cycle times and more insight into customer and loss trends. The second phase (which is focused on policy administration and billing) is currently underway. As of January 2022, the system was launched in seven states, representing close to 40% of total Property & Casualty premiums written. Similar to the claims system implementation, it offers substantial benefits in terms of data segmentation and analysis, digital capabilities and ease of use.
In 2022, we are implementing LifePro for new life insurance policies, leveraging the knowledge gained in our supplemental business, which has used LifePro for seven years. Over the next three years, we expect to implement additional life and retirement products.
During the pandemic, we accelerated planned technology solutions, including video meetings software, enhanced e-signature capabilities, and dynamic online appointment setting tools. These upgrades made it easier for both agents and customers to conduct business online, including annual policy reviews where our agents address any new or additional coverage needs. These upgrades will serve us well in the future, allowing us to easily pivot between in-person and virtual customer engagement, depending on individual situations.
Human Capital Resources
Horace Mann's mission of helping educators achieve lifelong financial success resonates strongly with our 1,450 employees. Almost 90% of employees and agents said serving educators is an important reason why they work at Horace Mann in a 2019 survey. In interactions with customers, each other and all stakeholders, we aim to reflect the core values at the heart of who we are: compassionate, trustworthy, straightforward, approachable, respectful and knowledgeable.
We believe that an engaged employee base is critical to deliver on our commitment to educators and achieve our business objectives. Our strategy to attract and retain talented employees is based on offering a competitive Total Rewards package, a flexible work environment and investing in employee professional development. In

4 Annual Report on Form 10-K	Horace Mann Educators Corporation

addition to competitive base salaries, every Horace Mann employee is eligible for an annual bonus program based on company performance and annual merit increases based on individual performance.
We strive to have policies and practices in place to attract top talent, maintain high levels of employee engagement and increase retention, such as reviewing highly skilled and hard-to-fill positions to ensure market competitiveness and creating a robust “stay interview” process. In 2021, we introduced a hybrid workforce model, in which more than 70% of our employees have the ability to work remotely as part of their regular weekly schedule.
We have long strived to foster an inclusive culture in which individual differences are recognized, respected and appreciated. In 2021, we took several steps to deliberately advance our focus in this cultural initiative, including introducing company-wide learning opportunities hosted by our Diversity, Equity and Inclusion (DEI) Council, and designating Juneteenth as a company holiday beginning in 2022. For the fourth year in a row, Horace Mann was named to the Bloomberg Gender-Equality Index, which recognizes corporate commitment to transparency in gender reporting and advancing women’s equality.
We have no collective bargaining agreements with any employees.
Reporting Segments
In 2021, we conducted and managed our business through five reporting segments: Property & Casualty, Supplemental, Retirement, Life and Corporate & Other.
These segments are defined based on the way management organizes the segments for making operating decisions and assessing performance. Management maintains discrete financial information for these segments to evaluate performance and allocate resources.
The calculations of segment data are described in more detail in Part II - Item 8, Note 19 of the Consolidated Financial Statements in this report. Additionally, the business operations of each segment are explained in this section. The financial performance of each segment is discussed in Part II - Item 7 of this report.
Property & Casualty
Our primary property and casualty insurance products include private passenger auto insurance and residential home insurance.
We offer standard auto coverages, including liability, collision and comprehensive. Property coverage includes both homeowners and renters policies. For both auto and property coverage, we offer educators a discounted rate and the Educator Advantage® package of features. This includes value-added benefits specifically for educators, such as liability coverage for transporting students in an insured vehicle and reimbursement for stolen school fundraising items.
We have programs in a majority of states to provide higher-risk auto and property coverages. We also have a number of other insurance coverages with third-party vendors that underwrite and bear the risk of such insurance. We receive commissions on these risks.
376,302 auto risks in force and
176,446 property risks in force at December 31, 2021.

Similarly, we have increased our offering of third-party vendor products in many areas to meet additional educator needs such as coverage for small business owners or classic/collector autos.

Horace Mann Educators Corporation	Annual Report on Form 10-K 5

Catastrophe Losses (Pretax)(1)
The number of catastrophe events and the level of catastrophe losses can fluctuate significantly from year to year. Our catastrophe losses for the last five years are shown in the following table ($ in millions).

Year	Month	Event Description	States/Region	Total
2021				$78.2
	February	Winter Storm Viola	AR, IL, LA, MO, OK, TN, TX	5.1
	August	Hurricane Ida	AL, AK, CT, DE, DC, FL, GA, KY, LA, MD, MA, MS, NJ, NY, NC, PA ,RI, TN, VI, WV	24.0
	December	Wildfire Marshall	CO	5.3
		Other single events less than $5.0 million		43.8
2020				$84.4
	August	Derecho	IA, IL, IN, KS, MI, MN, MO, NE, OH, SD, WI	6.5
	August	Hurricane Laura	AR, LA, MS, TN, TX	9.5
	October	Hurricane Delta	AL, AR, GA, LA, MS, NC, SC, TX	3.3
	October	Hurricane Zeta	AL, GA, LA, MS, NC, SC	2.7
		Other single events less than $5.0 million		62.4
2019				$52.0
	May	Wind and Hail	CO, IA, IL, IN, KS, MO, NE, OH, OK, PA, WY	5.5
		Other single events less than $5.0 million		46.5
2018				$114.1
	June	Wind and Hail	CO, UT	8.2
	July	Carr Fire	CA	5.9
	September	Hurricane Florence	Southeast and Mid-Atlantic	11.4
	October	Hurricane Michael	Southeastern U.S.	4.5
	November	Camp Fire(2)	CA	31.2
		Other single events less than $5.0 million		52.9
2017				$61.8
	May	Wind, Hail, Tornado	CO	10.0
	June	Wind and Hail	MN (primarily)	10.0
	August	Hurricane Harvey	Southeastern U.S.	4.8
	August	Hurricane Irma	Eastern U.S.	3.0
		Other single events less than $5.0 million		34.0
(1)    Net of reinsurance and before income tax benefits. Includes allocated loss adjustment expenses.
(2)    As recognized in 2018 and excludes subrogation recoveries of $4.8 million pretax received in 2020.

6 Annual Report on Form 10-K	Horace Mann Educators Corporation

Fluctuations in catastrophe losses impact a property and casualty insurance company's claims and claim expenses incurred and paid.
Claims and Claim Expenses Incurred(1), 2019 - 2021 ($ in millions)
(1)    Claims and claim expenses incurred include the impact of prior years' reserve development as quantified in Property & Casualty reserves. Catastrophe totals are net of reinsurance and before income tax benefits.
Property & Casualty Reserves
Property & Casualty unpaid claims and claim expenses (loss reserves) represent management's estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims that have been incurred but not yet reported (IBNR). We calculate and record a single best estimate of the reserve as of each reporting date in conformity with generally accepted actuarial standards. We engage an independent property and casualty actuarial consulting firm to prepare an independent study of our Property & Casualty reserves at December 31st of each year. For additional information regarding the process used to estimate Property & Casualty reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending Property & Casualty insurance claims and claim expense reserves and prior years' reserve development recorded in each of the three years ended December 31, 2021, see Part I - Item 1A - Risk Factors - "Our property and casualty loss reserves may not be adequate", Part II - Item 7, Application of Critical Accounting Estimates and Results of Operations for the Property & Casualty Segment, and Part II - Item 8, Note 8 of the Consolidated Financial Statements of this report.
All of our reserves for Property & Casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on the reserves. Due to the nature of our personal lines business, we have no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmental related items such as mold.
Property & Casualty Reinsurance
All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge us from primary liability for the full amount of our risks, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Past due reinsurance recoverables as of December 31, 2021 were not material.
We maintain catastrophe excess of loss reinsurance coverage. For 2021, our catastrophe excess of loss reinsurance coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund. The catastrophe excess of loss reinsurance contract provided 95% coverage for catastrophe losses above a $25.0 million retention per occurrence up to $175.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million. Our 2022 catastrophe excess of loss reinsurance coverage is unchanged from 2021.

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
For liability coverages in 2021, we reinsured each loss above a retention of $1.0 million up to $5.0 million per occurrence and $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or risks issued by us to be involved in the same loss occurrence for coverage to apply. Our 2021 liability contract provides 85% coverage for losses of $1.0 million up to $5.0 million. For 2022, the reinsurance layer of $1.0 million up to $5.0 million occurrence has been eliminated. The 2022 clash event coverage is unchanged from 2021.
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
For auto insurance sold in Michigan, Personal Injury Protection (PIP) unlimited coverage is offered in compliance with Michigan state law. For these risks with unlimited coverage, we participate in the Michigan Catastrophic Claims Association (MCCA). For risks issued in 2021, MCCA reimbursed PIP losses including allocated loss adjustment expenses in excess of $0.6 million.
For property coverages, in 2021, we reinsured each loss above a retention of $1.0 million up to $5.0 million per risk, including catastrophe losses. Also, we could submit to the reinsurers two per risk losses from the same occurrence for a total of $8.0 million of property recovery in any one event. Our 2021 property contract provides 85% coverage for losses of $1.0 million up to $5.0 million. This reinsurance layer has been eliminated for 2022.
The following table identifies our most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (A.M. Best) and Standard & Poor's Global Inc. (S&P) as of January 1, 2022. No other single reinsurer's percentage participation in 2022 or 2021 exceeds 5%. We monitor reinsurers' financial strength by reviewing A.M. Best and S&P ratings.
Property Catastrophe First Event Excess of Loss Reinsurance Participants In Excess of 5%

A.M. Best Rating	S&P Rating	Reinsurer	Parent	2022	2021
A	A+	Lloyd's of London Syndicates		14.2%	19.4%
A+	A+	Everest Reinsurance Company	Everest Re Group, Ltd	10.7%	7.1%
A+	AA-	Swiss Re Underwriters Agency, Inc.	Swiss Reinsurance Company, Zurich	9.9%	9.6%
NR	A+	R+V Versicherung AG	DZ BANK AG	8.9%	8.7%
A+	AA-	SCOR Global P&C SE	SCOR SE	6.7%	6.7%
A+	A+	Transatlantic Reinsurance Company	Alleghany Corporation	5.3%	4.9%
NR - Not rated.

8 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Supplemental products remain an important tool in the changing healthcare landscape with higher deductible health care plans and expanded voluntary offerings along with an increasing focus on health and wellness. Our supplemental products are well designed, offering indemnity benefits only rather than reimbursement of actual costs. The benefit risk is well controlled with no coverage for pre-existing conditions and specified benefit maximums per occurrence or time period. Diagnosis or treatment is required for benefit payment.
Our supplemental disability products have elimination and short-term benefit periods. Sound underwriting techniques and significant underwriting expertise help ensure loss experience is commensurate with pricing expectations.
277,896 total Supplemental policies in force at December 31, 2021.

Supplemental Reserves
Supplemental policy reserves represent our best estimate of the present value of future ultimate benefits, net of future premiums, to be provided for cancer, heart, hospital, supplemental disability and accident claims. Unpaid claims and claim expenses provide provisions for claims reported to us plus an estimated accrual for IBNR claims.
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
Retirement
Our Retirement segment primarily markets 403(b) tax-qualified fixed, fixed indexed and variable annuities; the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans; and other retirement products to educators. Educators in our target market continue to benefit from the provisions of Section 403(b) of the Internal Revenue Code (Code) which allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to utilize pretax income to make periodic contributions to a qualified retirement plan (also see Regulation - Regulation at Federal Level).

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
In 2021, 47.7% of net annuity contract deposits* were for 403(b) tax-qualified annuities. At December 31, 2021, 62.3% of accumulated annuity value on deposit were 403(b) tax-qualified. To further assist registered representatives in delivering our value proposition, we have entered into third-party vendor agreements to market 529 college savings programs and provide brokerage clearing arrangements.
Assets under Management
We market both fixed and variable annuity contracts, primarily on a tax-qualified basis. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2021 was $5.3 billion, net of reinsurance.
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

    229,629 annuity contracts in force at December 31, 2021.
Variable annuities combine a fixed account option with equity-linked and bond-linked sub-account options. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, contractholders are able to choose the investment mix that matches their personal risk tolerance and retirement goals. As of December 31, 2021, we had 121 variable sub-account options including funds managed by some of the larger participants in the mutual fund industry.
Annuities are marketed under the Personal Retirement Planner annuity series, which includes a flexible premium deferred variable annuity, a flexible premium deferred fixed indexed annuity, a single premium deferred fixed annuity and a single premium immediate annuity. Consistent across all of these products is the elimination of any surrender charges for early withdrawal.
Assets under Administration
In addition to annuities, we market the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans. This platform combines a wide array of mutual funds integrated with a group unallocated fixed annuity stable value fund. This platform provides us with greater flexibility to offer customized 403(b)(7) and other qualified plan solutions to better meet the needs of school districts and other non-for-profit plan sponsors. In 2019, we acquired recordkeeping administrator, Benefit Consultants Group, Inc. (BCG) and we migrated the administration of our Horace Mann Retirement Advantage® platform from a third-party vendor to the BCG platform. We offer our group unallocated fixed annuity, Horace Mann Stable Value Solution, as an option within a number of the 401(k) plans BCG administers. BCG had $1.6 billion of recordkeeping assets under administration as of December 31, 2021.
Annuity Reinsurance
Effective April 1, 2019, we reinsure a $3.2 billion block of in force fixed and variable annuity business with a minimum crediting rate of 4.5%. The reinsured fixed business represents approximately 50% of our in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet our risk management objectives. Under the annuity reinsurance agreement, approximately $2.4 billion of fixed annuity reserves are reinsured on a coinsurance basis. The separate account assets and liabilities of approximately $0.8 billion are reinsured on a modified coinsurance basis and thus, remain on our consolidated

10 Annual Report on Form 10-K	Horace Mann Educators Corporation

financial statements, but the related results of operations are fully reinsured. The annuity reinsurance agreement does not expose the reinsurer (i.e., RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Incorporated) to a reasonable possibility of a significant loss from insurance risk. Therefore, we recognize the annuity reinsurance agreement using the deposit method of accounting.
Retirement Assets Under Administration, 2019 - 2021 ($ in billions)

Life
We entered the individual life insurance business in 1949. We primarily offer traditional term and whole life insurance products as well as indexed universal life (IUL) products and, from time to time, revise products and product features or develop new products. Additionally, we offer educator rates for our customers.
During 2021, the average face amount of individual life insurance policies issued by us was approximately $191,000 and the average face amount of all life insurance policies in force at December 31, 2021 was approximately $102,000.
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

200,345 Life Policies In Force as of December 31, 2021

Term Life
27%
Experience Life
21%
IUL
2%
Group Life
19%
Single
Premium
Whole Life
1%
Whole Life
30%

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
We also maintain a closed block of Experience Life policies. This product, discontinued in 2006, represents a flexible premium life insurance contract consisting mainly of whole life and term elements, along with an interest bearing policy account.
Life Reinsurance
The maximum individual life insurance risk retained by our Life segment is $500,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are rated A (Excellent) or above by A.M. Best. We also maintain a life catastrophe reinsurance program. In 2021, we reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. For 2021, our catastrophe risk coverage is unchanged. Our life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
Corporate & Other
Corporate & Other includes capital raising activities (including debt financing and related interest expense), net investment gains (losses), certain public company expenses and other corporate-level transactions including expenses related to business acquisition activity. We do not allocate the impact of corporate-level transactions to the operating segments, consistent with the basis for management's evaluation of the results of those segments.

12 Annual Report on Form 10-K	Horace Mann Educators Corporation

2021 Geographic Composition of Business
Our business is geographically diversified. For the year ended December 31, 2021, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 10.2%; Texas, 7.5%; North Carolina, 7.0%; Minnesota, 5.4%; and Pennsylvania, 5.1%.
$622.1 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our Property & Casualty subsidiaries are licensed to write business in 48 states and the District of Columbia.
$625.1 million in direct premiums and contract deposits, defined as premiums collected before reinsurance as determined under statutory accounting principles. Our principal life subsidiary is licensed to write business in 49 states and the District of Columbia.
$125.6 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our principal supplemental insurance subsidiaries are
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
With our focus on the education market, we can benefit from a homogeneous customer set that permits more precise underwriting processes and more targeted marketing operations, amplifying the benefit of successful approaches. We seek to provide:
•Products designed to meet educators’ needs and protect their unique risks;
•Knowledgeable, trusted distribution tailored to educator preferences; and
•Modern, scalable infrastructure that is easy to do business with.
Competition in this market for personal protection products is from a number of national providers of personal auto, property, supplemental and life insurance including State Farm, Allstate, Farmers, Liberty Mutual, Aflac, Unum and Nationwide, as well as a number of regional companies. We also compete for auto business with other companies such as GEICO, Progressive and USAA, many of which feature direct marketing distribution. A number of technology start-ups have also entered the market.
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
Investments
Our investment strategy is primarily focused on generating income to support product liabilities, and balances principal protection and risk. Our investment objectives are implemented through portfolios that primarily emphasize investment grade fixed maturity securities that are selected to match the anticipated duration of our liabilities. In addition to these securities, we also invest in limited partnership interests (which include commercial mortgage loan funds) and equity securities to help improve overall returns.
We have separate investment strategies and guidelines for our Property & Casualty, Supplemental, Retirement and Life portfolios, which recognize different characteristics of the associated insurance liabilities, as well as different tax and regulatory environments. We manage interest rate exposure for our portfolios through asset/liability management techniques that attempt to coordinate the duration of the assets with the duration of the insurance policy liabilities. Duration of assets and liabilities will generally differ only because of opportunities to increase yields or because policy values are not interest rate sensitive, as is the case in Property & Casualty and Supplemental.
The investments of each insurance subsidiary must comply with the insurance laws of such insurance subsidiary's domiciliary state. These laws prescribe the type and amount of investments that may be purchased and held by insurance companies. In general, these laws permit investments, within specified limits and subject

14 Annual Report on Form 10-K	Horace Mann Educators Corporation

to certain qualifications, in federal, state and municipal obligations, corporate bonds, mortgage-backed securities, other asset-backed securities, preferred stocks, common stocks, real estate mortgages, real estate and alternative investments.
Investment Portfolio at December 31, 2021

($ in millions)	% of Total Carrying Value	Carrying Value
		Total	Life and Retirement	Supplemental	Property & Casualty(7)	Amortized Cost, net(8)
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. Government and agency obligations:(1)
Mortgage-backed securities	8.9%	$662.5	$546.2	$104.4	$11.9	$612.1
Other, including U.S. Treasury securities	4.9	365.9	340.5	13.8	11.6	342.5
Investment grade corporate and public utility bonds	21.8	1,626.4	1,235.2	204.1	187.1	1,483.9
Non-investment grade corporate and public utility bonds(2)	3.0	220.9	185.0	11.3	24.6	213.3
Investment grade municipal bonds	21.6	1,607.4	1,114.7	113.2	379.5	1,429.4
Non-investment grade municipal bonds(2)	0.8	57.3	31.4	6.7	19.2	54.0
Investment grade other asset-backed securities(3)	13.6	1,017.6	819.3	108.5	89.8	1,011.7
Non-investment grade other asset-backed securities(2)(3)	0.3	24.6	24.3	0.3	—	30.2
Foreign government bonds	0.6	43.6	43.6	—	—	40.2
Redeemable preferred stock	0.4	29.7	28.6	1.1	—	27.4
Equity securities:
Non-redeemable preferred stocks, investment grade	1.3	99.8	92.5	7.3	—	99.8
Non-redeemable preferred stocks, non-investment grade	0.3	19.7	17.2	1.5	1.0	19.7
Common stocks	0.1	5.9	0.1	—	5.8	5.9
Closed-end fund	0.3	21.5	—	—	21.5	21.5
Short-term investments(4)	2.1	157.8	87.5	17.2	53.1	157.8
Total publicly traded securities	80.0	5,960.6	4,566.1	589.4	805.1	5,549.4
Other Invested Assets:
Investment grade private placements	6.9	513.7	485.8	27.9	—	490.9
Non-investment grade private placements(2)	0.9	70.0	61.1	8.9	—	70.1
Mortgage loans(5)	0.1	6.7	6.7	—	—	6.7
Policy loans(5)	1.9	142.1	141.3	0.8	—	142.1
Limited partnership interests	9.6	712.8	492.9	48.1	171.8	712.8
Other	0.6	43.6	39.1	3.5	1.0	43.6
Total other invested assets	20.0	1,488.9	1,226.9	89.2	172.8	1,466.2
Total investments(6)	100.0%	$7,449.5	$5,793.0	$678.6	$977.9	$7,015.6
(1)All investment grade that includes $325.1 million fair value of investments guaranteed by the full faith and credit of the U.S. Government and $703.2 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. Government.
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
(4)Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments of $157.8 million are all money market funds and not rated.
(5)Mortgage loans are carried at amortized cost, net and policy loans are carried at unpaid principal balances.
(6)Approximately 7.4% of our investment portfolio, having a carrying value of $551.7 million as of December 31, 2021, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2021, municipal bonds represented $386.3 million carrying value.
(7)Includes $1.0 million of equity securities and $1.0 million of short-term investments held in Corporate & Other.
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
Fixed Maturity Securities Portfolio at December 31, 2021

	% of Fixed Maturity Securities Portfolio	% of Total Investment Portfolio
Investment grade	85.5%	71.6%
Non-investment grade	14.5%	12.1%

Average credit quality	A+	A+
Average option-adjusted duration	6.7	6.7
Percent maturing in next 5 years	31.0%	26.0%
Cash Flow
Information regarding our sources and uses of cash, including payment of principal and interest with respect to our indebtedness, and payment of dividends to our shareholders, is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements and in Part II - Item 7, Liquidity and Capital Resources — Cash Flow and — Capital Resources of this report.
The ability of our insurance subsidiaries to pay cash dividends to us is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2022 from all of our insurance subsidiaries, including Madison National, without prior regulatory approval is approximately $134.8 million, excluding the impact and timing of prior year dividends, of which $57.0 million was paid during the year ended December 31, 2021.
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
In addition to individual state monitoring and regulation, state regulators develop coordinated regulatory policies through the NAIC. States have adopted NAIC risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on our insurance subsidiaries. At December 31, 2021 and 2020, statutory capital and surplus of each of our insurance subsidiaries were above required levels. States have also adopted the NAIC's U.S. Own Risk and Solvency Assessment which requires insurance companies to submit their own assessment of their current and future risks and provide a consolidated group-level perspective on risk and capital formulated through an internal risk self-assessment process.
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
Assessments Against Insurers and Mandatory Insurance Facilities
Under insurance insolvency or guaranty laws in most states in which we operate, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies, and many assessments paid by us pursuant to these laws may be used as credits for a portion of our premium taxes in certain states. Also, we are required to participate in various mandatory insurance facilities in proportion to the amount of our direct writings in the applicable state. For the three years ended December 31, 2021, the impacts of the above industry items were not material to our results of operations.
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
Changing Climate Conditions
Horace Mann continually works to better understand and manage climate risks that directly affect our stakeholders. This is an important issue for the insurance industry. We recognize climate change as a growing concern, and continually work to better understand and manage climate risks that directly affect our customers, insurance products and investment portfolio. Our Board formally recognizes the importance of carbon neutrality.
Our Board oversees our Enterprise Risk Management Committee’s risk assessments and risk mitigation strategies, including recommended actions to address climate change risks. These actions include managing climate risks through our ongoing risk assessments to help us improve the accuracy of our climate-related risk models, refine how we price and underwrite policies, and avoid an over concentration of insurance coverages and investments in geographies likely to be affected by climate risk. We also have in place a conservative reinsurance program as an additional layer of protection against large property and casualty catastrophe losses. Our coverage for $25 million to $175 million of losses shares the risk with other insurance companies.
We also are working to mitigate the impact of climate risks on our results. Rising temperatures and changing weather patterns in recent years are widely associated with more frequent and severe weather events and natural catastrophes, leading to higher insurance claims and costs and create additional uncertainty as to future trends and exposures. We want to be there for our customers in the event of a loss of our customers' property and help them recover from hurricanes, windstorms, hail, severe winter weather, wildfires and earthquakes. Our deep commitment to helping our customers was evident in our response to the 2018 Camp Fire in California and the subsequent launch of a pilot wildfire certification program.
As we look ahead, we believe climate change risks should be understood, modeled and better priced into our insurance products and services. There are also public policy implications, such as discouraging overbuilding in high-risk areas through flood insurance requirements and state regulatory approaches to insurance premium approvals; and modifying and enforcing building codes to better protect at-risk communities against the effects of natural catastrophes.
Similar to other insurers, we may be subject to increased losses from catastrophes and other weather-related events that are exacerbated by weather/climate variability.
As we discuss in Part I - Item 1A—Risk Factors—“Catastrophe events, as well as significant weather events not designated as catastrophes, can have a material adverse affect on our financial condition and results of operations” of this report, several factors make increased losses more likely:
•More people living in high-risk areas combined with population growth in areas with weaker enforcement of building codes, urban expansion and an increase in the average size of a house. For example, hurricane activity has impacted areas further inland than previously experienced, and demographic changes have resulted in larger populations located in coastal areas that historically have been subject to severe storms and related storm surge, expanding the potential for losses from hurricanes.
•Elevated frequency and severity of wildfire losses due in part to record droughts in western states that some climate studies suggest are likely to increase over time, as well as demographic changes in areas prone to wildfires.

18 Annual Report on Form 10-K	Horace Mann Educators Corporation

•Less reliable catastrophe models due to the increased unpredictability in frequency and severity of severe weather events, emerging trends in climate conditions, inadequate reflection of regulatory changes and the other factors mentioned above.
In addition, changing climate conditions may present other issues for our business as discussed in Part I - Item 1A - Risk Factors of this report. For example, among other things:
•Changing climate conditions could also impact the creditworthiness of issuers of securities in which we invest. For example, water supply adequacy could impact the creditworthiness of bond issuers with significant assets or business activities in the Southwestern United States, and more frequent and/or severe hurricanes could impact the creditworthiness of issuers with significant assets or business activities in the Southeastern United States, among other areas. See Part I - Item 1A—Risk Factors— “If our investment strategy is not successful, we could suffer unexpected losses” of this report.
•Increased regulation adopted in response to potential changes in climate conditions may impact us and our customers, including state insurance regulations that could impact our ability to manage property exposures in areas vulnerable to significant climate driven losses. For example, one state passed legislation that restricted a carrier's ability to cancel or non-renew certain policies within or adjacent to declared state of emergency zip codes. If we are unable to implement risk-based pricing, modify policy terms or reduce exposures to the extent necessary to address rising losses related to catastrophes and smaller scale weather events (should those increased losses occur), our business may be adversely affected. See Part I - Item 1— Business – Regulation of this report.
Enterprise Risk Management
As a multi-line insurance company, we are exposed to many risks which are a function of the products we underwrite and the environments within which we operate. Since certain risks can be correlated, an event or a series of events can impact multiple areas of our business simultaneously and have a material effect on our results of operations, financial position and liquidity. These exposures require an entity-wide view of risk and an understanding of the potential impact on all aspects of our operations. It also requires us to manage our risk-taking to be within our appetite in a prudent and balanced effort to create and preserve value for all our stakeholders. Our Enterprise Risk Management (ERM) activities involve both the identification and assessment of a broad range of risks and the execution of coordinated strategies to effectively manage them. ERM also includes an evaluation of our risk capital needs, which takes into account regulatory requirements and credit rating considerations, in addition to economic and other factors. ERM is an integral part of our business operations. All risk owners across all functions, all corporate leaders and the Board are engaged in ERM. ERM involves risk-based analytics, as well as reporting and feedback throughout the enterprise in support of our long-term financial strategies and objectives.
We use property and casualty catastrophe models that are run by our reinsurance intermediary. Life and retirement asset cash flows are projected using third-party software for certain security types. We also utilize proprietary third-party computer modeling processes to evaluate capital adequacy. These analytical techniques are an integral component of our ERM process and further support our long-term financial strategies and objectives.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 19

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

20 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 21

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
Risks Related to Property & Casualty Segment
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
Our Property & Casualty insurance subsidiaries have experienced, and we anticipate that in the future they will continue to experience, catastrophe losses. A catastrophe event, a series of multiple catastrophe events or a series of non-catastrophe severe weather events could have a material adverse effect on the financial condition and results of operations of our insurance subsidiaries.
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
Based on 2021 direct premiums earned, 57.8% of the total annual premiums for our Property & Casualty business were for policies issued in the ten largest states in which the insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, Texas, North Carolina, Minnesota, South Carolina, Louisiana and Colorado.
Our property and casualty loss reserves may not be adequate.
Our Property & Casualty insurance subsidiaries maintain loss reserves to provide for their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each reporting date. If these loss reserves prove inadequate, a loss is recognized and measured by the amount of the shortfall and, as a result, the financial condition and results of operations of the insurance subsidiaries may be adversely affected, potentially affecting their ability to distribute cash to us.
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

22 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Historical results may not be indicative of future performance due to, among other things, changes in our mix of business, regulatory actions or changes in legal doctrine impacting our products or lines of business, or any number of economic cyclical effects. Reserves do not represent an exact calculation of future benefit liabilities but are instead actuarial and statistical-based estimates. Actual experience may differ from our reserve assumptions. There are no assurances that reserves will be sufficient to fund our future liabilities in all scenarios. Future loss development may require reserves to be increased, which could adversely affect earnings in current and future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity, mortality, persistency and interest rates used in calculating the reserve amounts, which could have a material adverse affect on our financial condition and results of operations.
Risks Related to Life & Retirement Segments
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 23

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
A significant part of our retirement business involves fixed and variable 403(b) tax-qualified products, which are purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our life and retirement products to clients or the tax benefits of programs utilized by our customers. As a result of persisting economic conditions, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax-advantaged products or result in notable reforms to educator pension programs. Also, see Part I - Item 1, Regulation of this report.
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

24 Annual Report on Form 10-K	Horace Mann Educators Corporation

accretion of value within life insurance and non-qualified annuity contracts. Enactment of this legislation, or other tax reform efforts could result in fewer sales of life insurance and retirement products.
Strategic Risks
The integration of Madison National may not be as successful as anticipated.
The Madison National acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks. Difficulties in executing the acquisition strategy may cause our financial results to differ from our expectations or the expectations of the investor community. Potential difficulties that may be encountered in the integration process include, among other factors:
•the inability to successfully integrate the businesses and distribution force of Madison National in a manner that permits us to achieve the full revenue and cost savings desired from the acquisition;
•complexities associated with managing the larger, more complex, business;
•loss of key employees;
•disruption of, or loss of momentum in, each company's ongoing business; and,
•Madison National's distribution risk inherent in its in force block, which is highly concentrated with one distribution partner.
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
As of December 31, 2021, the Company's Consolidated Balance Sheet reflected goodwill of $24.1 million and intangible assets of $145.4 million recognized in connection with the NTA and BCG acquisitions (see Part II - Item 8, Note 7 of the Consolidated Financial Statements for more information). To the extent the acquisitions do not provide the modeled returns, the value of goodwill or intangible assets could become impaired and thus, we may be required to recognize material non-cash charges relating to such impairment, which could adversely affect our results of operations.
The personal lines insurance and retirement markets are highly competitive and our financial condition and results of operations may be adversely affected by competitive forces.
We operate in a highly competitive environment and compete with numerous insurance companies, as well as mutual fund families, independent agent companies and financial planners. In some instances and geographic locations, competitors have specifically targeted the educator marketplace with specialized products and programs. We compete in our target market with a number of national providers of personal auto and property insurance and life insurance and retirement products.
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
Particularly in the Property & Casualty business, our insurance subsidiaries have experienced pricing and profitability cycles. During these periods of intense competition, they may be unable to add policyholders and increase revenues without adversely impacting profit margins. With respect to these cycles, the factors having

Horace Mann Educators Corporation	Annual Report on Form 10-K 25

the greatest impact include significant and/or rapid changes in loss costs, including changes in loss frequency and/or severity, prior approval and restrictions in certain states for price increases, intense price competition, less restrictive underwriting standards, aggressive marketing, and increased advertising, which have resulted in higher industry-wide combined loss and expense ratios. During the current cycle, and potentially beyond, competition from direct writers and large, mass market carriers has been particularly aggressive, evidenced in part by their significant national advertising expenditures. In addition, advancements in vehicle technology and safety features, such as accident prevention technologies or the development of autonomous or partially autonomous vehicles — once widely available and utilized, as well as expanded availability of usage-based insurance, could materially alter the way that auto insurance is marketed, priced and underwritten. The inability of our insurance subsidiaries to effectively anticipate the impact of these issues on our business and compete successfully in the property and casualty business could adversely affect their financial condition and results of operations and the resulting ability to distribute cash to us.
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

26 Annual Report on Form 10-K	Horace Mann Educators Corporation

administrator and school business official groups. These contacts and endorsements help to establish our brand name and presence in the educational community and to enhance access to educators.
Operational Risks
A large-scale pandemic, the occurrence of terrorism or military actions may have an adverse effect on our business.
A large-scale pandemic, the occurrence of terrorism or military and other actions, may result in loss of life, property damage, and disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets, changes in interest rates, reduced liquidity and economic activity caused by a large-scale pandemic. Additionally, a large-scale pandemic or terrorist act could have a material effect on sales, liquidity and operating results.
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
•increased competition in hiring and retaining employees and agents;
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 27

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
Our ability to effectively execute our business growth strategy and leverage potential economies of scale is dependent on our ability to provide the requisite technology components for that strategy. While we have effectively upgraded our infrastructure technologies with improvements in our data center, a new communications platform and enhancements to our disaster recovery capabilities, our ability to replace or supplement dated, monolithic legacy business systems — such as our Life, Retirement and Property & Casualty policy administrative systems — with more flexible, maintainable, and customer accessible solutions will be necessary to achieve our plans. The inherent difficulty in replacing and/or modernizing these older technologies, coupled with our limited experience in these endeavors, presents an increased risk of failing to deliver these technology solutions in a cost effective and timely manner. Our scale will require us to develop innovative solutions to address these challenges, including consideration of "software as a service" arrangements and other third-party based information technology capabilities. More modern approaches to software development and utilization of third-party vendors can augment our internal capacity for these implementations, but may not adequately reduce the operational risks of timely and cost effective delivery.
Loss of key vendor relationships could affect our operations.
We increasingly rely on services and products provided by a number of vendors in the U.S. and abroad. These include, for example, vendors of computer hardware and software, including on-demand software, and vendors of services such as investment management advisement, information technology services — such as those associated with the Life, Retirement and Property & Casualty policy administrative systems — and delivery services for customer policy-level communications. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational difficulties and financial losses.
Our ability to attract, develop, engage, and retain top talent, maintain optimal staffing levels, and foster/sustain a highly inclusive and engaging culture is critical to our success.
Competition from within the insurance industry and from other industries, including the technology sector, for qualified employees with highly specialized knowledge in areas such as underwriting, data and analytics, technology and e-commerce, has often been intense and we have experienced increased competition in hiring and retaining employees.

28 Annual Report on Form 10-K	Horace Mann Educators Corporation

Factors that affect our ability to attract and retain such employees include:
•Competitive total rewards; including compensation and benefits
•Robust training and development programs
•Reputation as a successful business with a culture of fair hiring, and of training and promoting qualified employees
•Recognition and responsiveness to changing trends (i.e., remote/hybrid work arrangements) and other circumstances that affect employees
The unexpected loss of key personnel could have a material adverse impact on our business because of the loss of their skills, knowledge of our products and offerings and years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 29

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
Claims-paying ratings and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. In the evolving 403(b) retirement market, school districts and benefit consultants have placed an emphasis on the relative financial strength ratings of competing companies. Each rating agency reviews its ratings periodically and from time to time may modify its rating criteria including, among other factors, its expectations regarding capital adequacy, profitability and revenue growth. A downgrade in the ratings or adverse change in the ratings outlook of any of our insurance subsidiaries by a major rating agency could result in substantial loss of business for that subsidiary if school districts, policyholders or independent agents move their business to other companies having higher claims-paying ratings and financial strength ratings than we have. This loss of business could have a material adverse effect on the results of operations and financial condition of that subsidiary.
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

30 Annual Report on Form 10-K	Horace Mann Educators Corporation

U.S. tax law, such as those involving a reduction or elimination of the tax advantages of retirement and life products as noted in Part I - Item 1A – Risk Factors, Risks Related to Life & Retirement Segments of this report, may have a material adverse effect on our future business, financial condition, results of operations, and growth prospects.
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
In the event of insolvency, liquidation or other reorganization of any of our insurance subsidiaries, our creditors and stockholders would have no right to proceed against any such insurance subsidiary or cause the liquidation or bankruptcy of any such insurance subsidiary under federal or state bankruptcy laws. The insurance laws of the domiciliary state would govern such proceedings and the relevant insurance commissioner would act as liquidator or rehabilitator for the insurance subsidiary. Creditors and policyholders of any such insurance subsidiary would be entitled to full payment from the assets of the insurance subsidiary before we, as a stockholder, would be entitled to receive any distribution.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 31

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
The costs of running our business and its profitability could be adversely impacted by laws, rules and regulations that affect the business and financial communities, including changes to the interpretation or enforcement of laws governing standards of care applicable to broker-dealers and investment advisors. New laws, rules and regulations, or changes to the interpretation or enforcement of existing laws, rules or regulations, could also result in limitations on the products and services we offer or plan to offer to clients, modifications to our current or future business practices, compressed margins, increased capital requirements, and additional costs. For example, in June 2019, the SEC adopted new Regulation Best Interest, which imposes an overarching standard of conduct that requires broker-dealers and their associated persons to act in the best interest of their retail customers when making securities recommendations and imposes a number of new compliance and disclosure obligations on broker-dealers. Other state legislatures (including Nevada, New Jersey and Massachusetts) have or are considering, statutes that impose fiduciary standards and other obligations on broker-dealers and investment advisers operating in their states. The DOL also recently adopted its final rule regarding ERISA fiduciary investment advice, which focuses on, among other things, the fiduciary status of rollover recommendations made by financial professionals to retirement investors. We expect that these laws, regulations and proposals could negatively impact our business, including by increasing our legal, compliance and information technology costs, and potentially other costs, including greater risks of client lawsuits and enforcement activity by regulators. These changes may also affect the products and services we choose to offer to clients, as well as the compensation that we and our financial professionals receive in connection with such products and services, which could adversely impact our ability to recruit and retain key personnel.
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

32 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Our businesses must comply with regulations to control the privacy of customer, employee and third party data. State and federal regulations regarding data privacy, including the California Consumer Privacy Act, are becoming increasingly more onerous. A misuse or mishandling of confidential or proprietary information could result in legal liability, regulatory action and reputational harm. Third parties, including third party administrators and cloud-based systems, are also subject to cyber-breaches of confidential information, along with the other risks outlined above, any one of which may result in us incurring substantial remediation costs and other negative consequences, including a material adverse effect on our business, reputation, financial condition, results of operations and liquidity.
ITEM 1B. I Unresolved Staff Comments
None.
ITEM 2. I Properties
As of December 31, 2021, we owned two buildings located in Springfield, Illinois comprised of our headquarters of approximately 225,000 square feet and another building of approximately 12,000 square feet. In addition, we lease office space in suburban Dallas, Texas (approximately 114,000 of rentable square feet), suburban Raleigh, North Carolina, and Cherry Hill, New Jersey which are utilized by one or more of all five reporting segments, depending on the location. For more information on reporting segments, see Part I - Item 1, Reporting Segments of this report. We believe our properties and facilities are suitable and adequate for current operations.
ITEM 3. I Legal Proceedings
At the time of issuance of this Annual Report on Form 10-K, we do not have pending litigation from which there is a reasonable possibility of material loss.

Horace Mann Educators Corporation	Annual Report on Form 10-K 33

ITEM 4. I Mine Safety Disclosures
Not applicable.

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

	Market Price		Dividend Paid
Fiscal Period	High	Low
2021:
Fourth Quarter	$41.10	$36.70	$0.31
Third Quarter	41.81	37.00	0.31
Second Quarter	43.71	37.16	0.31
First Quarter	43.98	38.04	0.31

2020:
Fourth Quarter	$43.63	$33.46	$0.30
Third Quarter	40.99	32.76	0.30
Second Quarter	40.46	31.30	0.30
First Quarter	45.66	31.40	0.30

The payment of dividends in the future is subject to the discretion of the Board and will depend upon general business conditions, legal restrictions and other factors the Board may deem to be relevant. Additional information is contained in Part I - Item 1, Cash Flow and in Part II - Item 8, Note 14 of the Consolidated Financial Statements in this report.

34 Annual Report on Form 10-K	Horace Mann Educators Corporation

Shareholder Return Performance Graph
The graph below sets forth the total five-year shareholder return on our common stock. The graph assumes a $100 investment at December 31, 2016. The S&P 500 Index and the S&P 500 Insurance Index assume an annual reinvestment of dividends in calculating total return. We assume reinvestment of quarterly dividends when paid.
Comparison of Cumulative Five Year Total Return to Shareholders

$250
$225
$200
$175
$150
$125
$100
$75
Dec. 2016
Dec. 2017
Dec. 2018
Dec. 2019
Dec. 2020
Dec. 2021
HMEC
S&P 500 Insurance Index
S&P 500 Index

	Dec. 2016	Dec. 2017	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021
HMEC	$100	$106	$92	$111	$110	$105
S&P 500 Insurance Index	100	116	103	133	133	174
S&P 500 Index	100	122	116	153	181	233
Holders and Shares Issued
As of February 16, 2022, the number of holders of our common stock was approximately 40,000.
During 2021, stock options were exercised for the issuance of 8,015 shares or 0.02% of our common stock issued and outstanding at December 31, 2020. We received $0.3 million in proceeds from the exercise of stock options, which was used for general corporate purposes.
For information required by Item 201(d) of Regulation S-K regarding the equity compensation plan, see Part III - Item 12, of this report.

Horace Mann Educators Corporation	Annual Report on Form 10-K 35

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
For the quarterly periods ended 2021 and 2020, we repurchased shares of our common stock under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
2021:
Fourth Quarter	96,073	$37.14	96,073	$15.3 million
Third Quarter	5,000	$36.88	5,000	$18.9 million
Second Quarter	200	$37.01	200	$19.1 million
First Quarter	39,485	$38.44	39,485	$19.1 million

2020:
Fourth Quarter	—	—	—	$20.6 million
Third Quarter	—	—	—	$20.6 million
Second Quarter	—	—	—	$20.6 million
First Quarter	52,095	$41.17	52,095	$20.6 million
ITEM 6. I [Reserved]

36 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 7. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part II - Item 7. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Fourth Quarter 2021 Investor Supplement.
Increases or decreases in our MD&A that are not meaningful are marked "N.M.".
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
This MD&A covers the following:

Horace Mann Educators Corporation	Annual Report on Form 10-K 37

Introduction
The purpose of our MD&A is to provide an understanding of our consolidated results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Part II - Item 8 of this report. Our MD&A generally discusses the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II - Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (SEC) on February 26, 2021.
HMEC is an insurance holding company and through its subsidiaries, we market and underwrite personal lines of property and casualty insurance products, supplemental insurance products, retirement products and life insurance products in the United States of America (U.S.). We market our products primarily to K-12 teachers, administrators and other employees of public schools and their families.
On July 14, 2021, we announced that we entered into a Stock Purchase Agreement (Agreement), by and among us and Independence Capital Corp. and Independence Holding Company (Seller) to acquire all the equity interests in Madison National Life Insurance Company, Inc., an insurance company organized under the laws of the State of Wisconsin (Madison National). The Agreement provided, among other things, that, upon the terms and subject to the conditions set forth in the Agreement, we would acquire all the equity interests in Madison National (Acquisition) for $172.5 million. The Seller will have a potential earn-out of up to $12.5 million payable in cash, if specified financial targets are achieved by the end of 2023.
Effective January 1, 2022, we acquired Madison National. As a result of the acquisition, Madison National became a wholly owned subsidiary of HMEC.
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
As discussed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, we continue to successfully meet the challenges of the pandemic environment and are now operating in a hybrid model. Our return to office plans are being guided by data from the Centers for Disease Control and Prevention.
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
For further discussion regarding the current period and potential future impacts of COVID-19 and related economic conditions on HMEC, see Outlook for 2022 and other content within this MD&A as well as Part I - Item 1A in this Annual Report on Form 10-K for the year ended December 31, 2021.

38 Annual Report on Form 10-K	Horace Mann Educators Corporation

Consolidated Financial Highlights

($ in millions)	Year Ended December 31,			2021-2020
	2021	2020		Change %
Total revenues	$1,330.1	$1,310.4		1.5%
Net income	142.8	133.3		7.1%
Per diluted share:
Net income	3.39	3.17		6.9%
Net investment losses, after tax	(0.20)	(0.04)		N.M.
Book value per share	43.66	43.22		1.0%
Net income return on equity - last twelve months	8.0%	8.1%	-0.1	pts

For 2021, our net income increased $9.5 million compared to 2020 due to higher net investment income partially offset by higher net investment losses (due primarily to net credit loss impairments) and higher auto loss costs that returned to pre-pandemic levels.
See Results of Operations by Segment for further details.
Consolidated Results of Operations

($ in millions)	Year Ended December 31,		2021-2020
	2021	2020	Change %
Premiums and contract charges earned	$889.6	$930.7	-4.4%
Net investment income	422.5	357.6	18.1%
Net investment losses	(11.0)	(2.3)	N.M.
Other income	29.0	24.4	18.9%
Total revenues	1,330.1	1,310.4	1.5%

Benefits, claims and settlement expenses	617.7	568.9	8.6%
Interest credited	164.4	204.6	-19.6%
Operating expenses	251.5	237.8	5.8%
DAC unlocking and amortization expense	94.7	99.9	-5.2%
Intangible asset amortization expense	13.0	14.4	-9.7%
Interest expense	13.9	15.2	-8.6%
Other expense - goodwill and intangible asset impairments	—	10.0	N.M.
Total benefits, losses and expenses	1,155.2	1,150.8	0.4%

Income before income taxes	174.9	159.6	9.6%
Income tax expense	32.1	26.3	22.1%
Net income	$142.8	$133.3	7.1%
Premiums and Contract Charges Earned
For 2021, insurance premiums and contract charges earned decreased $41.1 million compared to 2020, primarily due to a reduction in Property & Casualty risks in force.

Horace Mann Educators Corporation	Annual Report on Form 10-K 39

Net Investment Income
Excluding accreted investment income on the deposit asset on reinsurance, 2021 net investment income increased $61.1 million compared to 2020, primarily due to exceptional returns on limited partnership interests. Current year private equity and venture capital returns have been strong, reflecting the strength of the equity markets and the favorable environment for initial public offerings. Investment yields continue to be impacted by the low interest rate environment of recent years. The annualized investment yield on the fixed income portfolio* was as follows:

	Year Ended December 31,
	2021	2020
Investment yield on fixed income portfolio, pretax - annualized*	4.3%	4.2%

During 2021, we continued to identify and purchase investments, including alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We also funded commercial mortgage loan funds and limited partnership interests in line with our intent to increase our allocation to this portion of our portfolio to increase yields while balancing protection and risk.
Net Investment Losses
For 2021, net investment losses increased $8.7 million, primarily due to recognition of $7.7 million of net credit loss impairments. The break down of net investment gains (losses) by transaction type is shown in the following table:

($ in millions)	Year Ended December 31,
	2021	2020
Impairments on investments recognized in net income	$(10.4)	$(5.3)
Sales and other, net	4.3	15.0
Change in fair value - equity securities	(2.3)	(0.2)
Change in fair value and losses realized on settlements - derivatives	(2.6)	(11.8)
Net investment losses	$(11.0)	$(2.3)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to hold a fixed maturity security.
Other Income
For 2021, other income increased $4.6 million, primarily due to the impact of the strong financial markets on asset-based fees.
Benefits, Claims and Settlement Expenses
For 2021, benefits, claims and settlement expenses were higher primarily due to an offsetting change in interest credited of $25.3 million, the remaining difference primarily attributable to an increase in underlying auto loss experience.
Interest Credited
For 2021, interest credited decreased $40.2 million compared to 2020, driven primarily by an offsetting change in benefits, claims and settlement expenses of $25.3 million. Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured block was 2.4% for 2021 and 2020.
Operating Expenses
For 2021, operating expenses increased $13.7 million compared to 2020. Targeted spend on product, distribution and infrastructure has increased, including legal and due diligence costs incurred while the acquisition of Madison National was being finalized. Increased operating expenses also reflect a lower level of expenses realized in 2020 due to the pandemic.

40 Annual Report on Form 10-K	Horace Mann Educators Corporation

DAC Unlocking and Amortization Expense
For 2021, DAC unlocking and amortization expense decreased $5.2 million compared to 2020, as revenue growth has slowed in the Property & Casualty segment.
Intangible Asset Amortization Expense
For 2021, intangible asset amortization expense decreased $1.4 million compared to 2020.
Interest Expense
For 2021, interest expense decreased $1.3 million compared to 2020, due to lower interest rates on our senior revolving credit facility.
Other Expense - Goodwill and Intangible Asset Impairments
For 2020, other expense represents goodwill and intangible asset impairment charges with regards to Benefit Consultants Group, Inc. (BCG). See Part II - Item 8, Note 7 of the Consolidated Financial Statements in this report for further information.
Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses) was 18.4% and 16.5% for the years ended December 31, 2021 and 2020, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 3.5 and 3.6 percentage points for 2021 and 2020, respectively. The goodwill and intangible asset impairment charges in the Retirement segment decreased the effective income tax rate by 0.1 percentage points at December 31, 2020.
The tax effects of legislation enacted in 2020 due to the Coronavirus pandemic were reflected in our income tax expense calculations as of December 31, 2020. Total income tax expense for the year ended December 31, 2020, included a benefit of $2.8 million (that reduced the effective income tax rate by 1.7 percentage points) to reflect a net operating loss carryback to taxable years for which the corporate rate was 35% as compared to the current corporate rate of 21%.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
At December 31, 2021, our federal income tax returns for years prior to 2014 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations. See Part II - Item 8, Note 11 of the Consolidated Financial Statements in this report for further information.
Outlook for 2022
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
At the time of issuance of this Annual Report on Form 10-K, we estimate that 2022 full year net income will be within a range of $3.45 to $3.65 per diluted share, generating a core return on equity* of near 10%. The outlook assumes a federal statutory corporate tax rate of 21%. In 2022, we will report results in three new operating segments, as discussed in more detail below, and our outlook is based on that expectation.

Horace Mann Educators Corporation	Annual Report on Form 10-K 41

Property & Casualty Segment
In 2022, net income for Property & Casualty is anticipated to be in the range of $44 million to $48 million. The primary factors in our outlook include:
•Underlying auto loss ratio slightly higher than the 2021 level as auto frequency remains near pre-pandemic levels, with inflation driving higher severity in both auto and property lines.
•Catastrophe loss assumption of approximately 9.5 points on the combined ratio, in line with the 10-year average.
•Net investment income lower in this segment than in 2021, as it benefited from outsized limited partnership returns last year.
Our longer-term Property & Casualty combined ratio target remains 95-96%.
Supplemental & Group Benefits Segment
This segment will include our current Supplemental business, as well as Madison National and a small group life block from our legacy Life segment. In 2022, net income for Supplemental & Group Benefits is anticipated to be in the range of $47 million to $50 million.
Our guidance anticipates claims utilization for supplemental and disability products to return to near pre-pandemic levels, leading to a benefit ratio of approximately 35% for voluntary products and approximately 50% for employer-paid products. As a result of the Madison National transaction, 2022 total amortization of intangible assets is expected to increase by 8 to 12 cents per share over 2021.
Life & Retirement Segment
This segment will combine our current Retirement segment and our current Life segment less a small group life block that will move to the Supplemental & Group Benefits segment. In 2022, net income for Life & Retirement is anticipated in the range of $74 million to $77 million.
In this segment, we anticipate net investment income will be up slightly, maintaining the net interest spread near the 2021 level. Our guidance reflects mortality returning to actuarial expectations.
Investments
For 2022, we expect total net investment income of between $410 million and $420 million, including approximately $100 million of accreted investment income on the deposit asset on reinsurance in the Retirement segment. Our guidance anticipates limited partnership portfolio returns modeled closer to historical averages and net investment income slightly below 2021.
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

42 Annual Report on Form 10-K	Horace Mann Educators Corporation

Application of Critical Accounting Estimates
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
We have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for fixed maturity securities
•Evaluation of goodwill and intangible assets for impairment
•Valuation of annuity and life deferred policy acquisition costs
•Valuation of liabilities for property and casualty unpaid claims and claim expenses
•Valuation of certain investment contracts and policy reserves
Although variability is inherent in these accounting estimates, we believe the amounts provided are appropriate based upon the facts available during preparation of the consolidated financial statements.
Valuation of Hard-to-Value Fixed Maturity Securities
The fair value of a fixed maturity security is the estimated amount at which the security could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. We utilize ICE Pricing Data, our investment managers and custodian bank to obtain fair value prices from independent third-party valuation service providers, broker quotes, model prices and matrix pricing. Each month, we obtain fair value prices from our investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations for fixed maturity securities. Differences in prices between the sources that we consider significant are researched and we utilize the price that we consider most representative of an exit price. Typical inputs used by these pricing sources include, but are not limited to, reported trades, bids, offers, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads and/or estimated cash flows, prepayment and default speeds, among others. Our fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90.2% of the portfolio, based on fair value, was priced through pricing services or index priced using observable inputs as of December 31, 2021.
The valuation of hard-to-value fixed maturity securities (generally 150 - 200 securities) is more subjective because the markets are less liquid and there is a lack of observable market-based inputs. This may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. When the pricing sources cannot provide fair value determinations, the investment managers obtain non-binding price quotes from brokers. For those securities where the investment manager cannot obtain broker quotes, they will model the security, generally using anticipated cash flows of the underlying collateral. Brokers' valuation methodologies as well as investment managers’ modeling methodologies are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The selection of the market inputs and assumptions used to estimate the fair value of hard-to-value fixed maturity securities requires judgment and includes: benchmark yield, liquidity premium, estimated cash flows, prepayment and default speeds, spreads, weighted average life and credit rating. The extent of the use of each market input depends on the market sector and market conditions. Depending on the security, the

Horace Mann Educators Corporation	Annual Report on Form 10-K 43

priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.
We gain assurance that our portfolio of fixed maturity securities including hard-to-value fixed maturity securities is appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards. Our processes and controls are designed to ensure (1) the valuation methodologies are appropriate and consistently applied, (2) the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and (3) the fair values are accurately recorded. For example, on a continuing basis, we assess the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers. We perform procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third-party valuation sources for selected securities.
At December 31, 2021, Level 3 invested assets comprised 5.6% of our total investment portfolio based on fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the determination of fair value.
Evaluation of Credit Loss Impairments for Fixed Maturity Securities
For fixed maturity securities classified as available for sale, the difference between amortized cost, net of a credit loss allowance (i.e., amortized cost, net) and fair value, net of certain other items and deferred income taxes (as disclosed in Part II - Item 8, Note 3 of the Consolidated Financial Statements in this report) is reported as a component of accumulated other comprehensive income (AOCI) on the Consolidated Balance Sheets and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a credit loss allowance is recorded. We have a comprehensive portfolio monitoring process to evaluate fixed maturity securities (at the cusip/issuer level) on a quarterly basis that may require a credit loss allowance. These reviews, in conjunction with our investment managers’ quarterly credit reports and relevant factors such as (1) has the security missed any scheduled principal or interest payments in the current quarter; (2) has the security been downgraded to below investment grade by rating agencies or if the security was below investment grade at time of purchase, has the security been downgraded by two or more notches since acquisition; (3) has the security declined in value by more than 10% compared to the prior quarter; (4) has the market yield changed by more than 50 basis points; are all considered in the impairment assessment process.
For each fixed maturity security in an unrealized loss position, we assess whether management with the appropriate authority has made the decision to sell or whether it is more likely than not we will be required to sell the security before the anticipated recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, any existing credit loss allowance would be written-off against the amortized cost basis of the asset along with any remaining unrealized losses, with the incremental losses recorded as a net investment loss.
If we have not made the decision to sell the fixed maturity security and it is not more likely than not we will be required to sell the fixed maturity security before the anticipated recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We estimate the anticipated recovery value based on the best estimate of future cash flows considering past events, current conditions and reasonable and supportable forecasts. The estimated future cash flows are discounted at the security’s current effective rate and are compared to the amortized cost basis of the security. The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the security. Our investment managers will calculate the anticipated recovery value of the security by performing a discounted cash flow analysis based on the present value of future cash flows. The discount rate is generally the effective interest rate of the security at the time of purchase for fixed-rate securities. We will then review the assumptions/methodologies for reasonableness. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial

44 Annual Report on Form 10-K	Horace Mann Educators Corporation

condition of the bond insurer for insured fixed maturity securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate the anticipated recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement.
If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed maturity security, a credit loss allowance is recorded as a net investment loss for the shortfall in expected cash flows; however, the amortized cost basis, net of the credit loss allowance, may not be lower than the fair value of the security. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If we determine that the fixed maturity security does not have sufficient cash flows or other information to estimate the anticipated recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded as a net investment loss.
When a security is sold or otherwise disposed or the security is deemed uncollectible and written off, we remove amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received.
For additional detail on credit loss impairments, see Part II - Item 8, Note 3 of the Consolidated Financial Statements in this report.
Evaluation of Goodwill and Intangible Assets for Impairment
Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment is the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. A goodwill impairment charge could have a material adverse effect on our results of operations. Our reporting units, for which goodwill has been allocated, are equivalent to our operating segments. As of December 31, 2021, our allocation of goodwill by reporting unit was as follows: $9.5 million, Property & Casualty; $19.6 million, Supplemental; $4.5 million, Retirement; and $9.9 million, Life. Also see Part II - Item 8, Notes 1 and 7 of the Consolidated Financial Statements in this report.
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
The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value of a reporting unit to be below its carrying amount. Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of volatile financial markets on earnings, discount rate assumptions, liquidity and market capitalization. For 2021, there were no events or material changes in circumstances that indicated that an adverse material change in the fair value of our reporting units occurred. For 2020, lower than anticipated BCG wealth management sales outside of the education markets triggered a requirement to evaluate the goodwill associated with the BCG business of the Retirement reporting unit resulting in a write-down of a certain amount of goodwill in 2020. For 2019, the annuity reinsurance transaction triggered

Horace Mann Educators Corporation	Annual Report on Form 10-K 45

an assessment resulting in a write-down of a certain amount of goodwill for impairment in 2019 (see Part II - Item 8, Note 7 of the Consolidated Financial Statements in this report for more information).
The value of business acquired (VOBA) represents the difference between the fair value of insurance contracts and insurance policy reserves measured in accordance with our accounting policy for insurance contracts acquired. VOBA was based on an actuarial estimate of the present value of future distributable earnings for insurance in force on the acquisition date. VOBA was $76.9 million as of December 31, 2021 and is being amortized by product based on the present value of future premiums to be received. We estimate that we will recognize VOBA amortization of $6.2 million in 2022, $5.8 million in 2023, $5.4 million in 2024, $5.1 million in 2025 and $4.7 million in 2026.
We account for the value of distribution acquired associated with the acquisition of NTA (NTA VODA) based on an actuarial estimate of the present value of future business to be written by the existing distribution channel. VODA was $41.8 million as of December 31, 2021 and is being amortized on a straight-line basis. We estimate that we will recognize VODA amortization of $2.9 million in each of the years 2022 through 2026, respectively.
VOBA is reviewed for recoverability from future income, including net investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the year ended December 31, 2021.
NTA VODA is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of an amortizing intangible asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable from undiscounted cash flows, the impairment is measured as the difference between the carrying amount and fair value. The test results from our annual impairment assessment for NTA VODA at October 1, 2021 indicated there was no impairment. See Part II - Item 8, Note 7 of the Consolidated Financial Statements in this report for more information.
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
The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of net investment gains (losses). For the variable deposit portion of Retirement, we amortize DAC utilizing a future financial market performance assumption of an 8.0% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on our long-term assumption. Our practice with regard to future financial market performance assumes that long-term appreciation in the financial markets is not changed by short-term market fluctuations, but is only changed when sustained annual deviations are experienced. We monitor these fluctuations and only change the assumption when the long-term expectation changes. The potential effect of an increase by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated decrease in DAC amortization expense of approximately $2.0 million. The potential effect of a decrease by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated increase in DAC amortization expense of approximately $1.5 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. At December 31, 2021, the ratio of DAC to the total annuity accumulated cash value was 1.8%.
In the event actual experience differs significantly from assumptions or assumptions are significantly revised, we may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of DAC. In terms of the sensitivity of this amortization to three of the more significant assumptions, based on DAC as of December 31, 2021 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.3 million and $0.4 million, (2) a 1.0% deviation from the targeted financial market performance for the underlying mutual funds of our variable annuities would impact amortization between $0.3 million and $0.4 million and (3) a $1.0 million net investment

46 Annual Report on Form 10-K	Horace Mann Educators Corporation

gain (loss) would impact amortization between $0.1 million and $0.2 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to DAC amortization expense is included in Results of Operations by Segment.
The most significant assumptions that are involved in the estimation of life insurance gross profits include interest rates expected to be received on investments, business persistency and mortality. Conversions from term to permanent insurance cause an immediate write down of the associated DAC. The impact on amortization due to assumption changes has an immaterial impact on the results of operations.
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
Valuation of Liabilities for Property & Casualty Unpaid Claims and Claim Expenses
Underwriting results of Property & Casualty are significantly influenced by estimates of our ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liabilities for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years that transpire between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for Property & Casualty claims include provisions for payments to be made on reported claims (case reserves), incurred but not yet reported (IBNR) claims and associated settlement expenses (together, loss reserves).
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
Reserves are re-estimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve re-estimates. A detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in Part II - Item 8, Note 8 of the Consolidated Financial Statements in this report. Due to the nature of our personal lines business, we have no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmentally related items such as mold.
Based on our products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, we estimate that the potential variability of the Property & Casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6.0%, which equates to plus or minus approximately $12.0 million of net income based on net reserves as of December 31, 2021. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.
There are a number of assumptions involved in the determination of our Property & Casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. We estimate that a 2.0% change in claim severity or claim frequency for the most recent 36 month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated net reserves of between $5.0 million and $9.0 million for long-tail liability related exposures (auto liability coverages) and between $1.0 million and $3.0 million for short-tail liability related exposures (property and auto physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 47

previously carried reserves is reviewed. After discussion of these analyses and all relevant risk factors, management determines whether the reserve balances require adjustment. Our best estimate of loss reserves may change depending on a revision in the underlying assumptions.
Our liabilities for unpaid claims and claim expenses for Property & Casualty were as follows:

($ in millions)	December 31, 2021			December 31, 2020
	Case Reserves	IBNR Reserves	Total(1)	Case Reserves	IBNR Reserves	Total(1)
Auto liability	$99.7	$183.2	$282.9	$100.2	$190.5	$290.7
Auto other	14.4	(6.1)	8.3	8.5	(3.9)	4.6
Property	16.6	42.4	59.0	20.8	45.7	66.5
All other	1.6	10.6	12.2	0.5	9.9	10.4
Total	$132.3	$230.1	$362.4	$130.0	$242.2	$372.2
(1)These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to our re-estimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Re-estimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2021, the impact of a reserve re-estimation resulting in a 1.0% increase in net reserves would be a decrease of approximately $2.0 million in net income. A reserve re-estimation resulting in a 1.0% decrease in net reserves would increase net income by approximately $2.0 million.
Favorable prior years' reserve re-estimates increased net income in 2021 by approximately $7.2 million pretax, primarily the result of favorable loss trends in auto and property for accident years 2020 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused us to lower our reserve estimate at December 31, 2021.
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

48 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Results of Operations by Segment
Consolidated financial results primarily reflect the results of four operating segments as well as the corporate and other line. These segments are defined based on financial information management uses to evaluate performance and to determine the allocation of resources.
•Property & Casualty
•Supplemental
•Retirement
•Life
•Corporate & Other
The determination of segment data is described in more detail in Part II - Item 8, Note 19 of the Consolidated Financial Statements in this report. The following sections provide analysis and discussion of results of operations for each of the reporting segments as well as investment results.
Property & Casualty
2021 net income reflected the following factors:
•A 43% increase in net investment income due to exceptional returns on limited partnership interests
•Auto loss costs reflected loss frequency near pre-pandemic levels as well as elevated severity that added 8.5 points to the underlying combined ratio
•Premiums written* and premiums earned reduced by lower new business volume due to the continuing impact of the pandemic on sales
•Lower levels of favorable prior years' reserve development (PYD) recognized in 2021 ($5.2 million of favorable PYD recognized in 2020 due to subrogation received largely related to the 2018 Camp Fire in California)

Horace Mann Educators Corporation	Annual Report on Form 10-K 49

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,		2021-2020
	2021	2020	Change
Financial Data:
Premiums written*:
Auto	$394.5	$416.8	-5.4%
Property and other	213.3	218.7	-2.5%
Total premiums written	607.8	635.5	-4.4%
Change in unearned premiums	(9.6)	(14.6)	34.2%
Total premiums earned	617.4	650.1	-5.0%
Incurred claims and claims expenses:
Claims occurring in the current year	455.1	441.2	3.2%
Prior years' reserve development(1)	(7.2)	(10.2)	-29.4%
Total claims and claim expenses incurred	447.9	431.0	3.9%
Operating expenses, including DAC amortization	164.8	171.7	-4.0%
Underwriting gain	4.7	47.4	-90.1%
Net investment income	61.1	42.6	43.4%
Income before income taxes	70.2	91.9	-23.6%
Net income / Core earnings*	57.0	76.5	-25.5%

Operating Statistics:
Total Property & Casualty
Loss and loss adjustment expense ratio	72.5%	66.3%	6.2	pts
Expense ratio	26.7%	26.4%	0.3	pts
Combined ratio:	99.2%	92.7%	6.5	pts
Prior years' reserve development(1)	-1.2%	-1.6%	0.4	pts
Catastrophes	12.7%	13.0%	-0.3	pts
Underlying combined ratio*	87.7%	81.3%	6.4	pts
Auto
Loss and loss adjustment expense ratio	69.4%	61.2%	8.2	pts
Expense ratio	26.7%	26.8%	-0.1	pts
Combined ratio:	96.1%	88.0%	8.1	pts
Prior years' reserve development(1)	-1.2%	-0.5%	-0.7	pts
Catastrophes	1.6%	1.3%	0.3	pts
Underlying combined ratio*	95.7%	87.2%	8.5	pts
Property
Loss and loss adjustment expense ratio	78.5%	76.1%	2.4	pts
Expense ratio	26.9%	25.9%	1.0	pts
Combined ratio:	105.4%	102.0%	3.4	pts
Prior years' reserve development(1)	-1.0%	-3.7%	2.7	pts
Catastrophes	33.6%	35.5%	-1.9	pts
Underlying combined ratio*	72.8%	70.2%	2.6	pts

Risks in force (in thousands)
Auto(2)	376	399	-5.8%
Property	177	184	-3.8%
Total	553	583	-5.1%
(1)    (Favorable) unfavorable.
(2)    Includes assumed risks in force of 4.

50 Annual Report on Form 10-K	Horace Mann Educators Corporation

Catastrophe losses incurred were as follows:(1)

($ in millions)	Year Ended December 31,
	2021	2020
Three months ended
March 31	$11.0	$8.8
June 30	17.5	34.7
September 30	38.6	34.8
December 31	11.1	6.1
Total full year	$78.2	$84.4
(1)    See Part I - Item 1 - Reporting Segments - Property & Casualty for further details regarding catastrophe losses for the last five years.
The 8.1 point of increase in the auto combined ratio in 2021 was mainly attributable to an 8.6 point increase in the auto underlying loss ratio*. The increase in the auto underlying loss ratio reflected a return to near pre-pandemic loss frequency levels as well as an increase in severity trends. Auto loss costs were unusually low in 2020, reflecting the impact of temporary changes in policyholder driving patterns due to the pandemic. The reported property combined ratio increased 3.4 points and the property underlying loss ratio* increased 1.6 points reflecting higher non-catastrophe fire losses and non-weather water losses as well as overall inflation due to the cost of labor and materials.
In 2021, total premiums written* decreased $27.7 million compared to 2020, primarily due to a reduction in auto premiums written*. In 2021, average approved rate changes were insignificant. The continuing impact of the pandemic affected sales* in 2021.
Auto premiums written* decreased $22.3 million compared to 2020, as the number of auto risks in force has declined. Average premium written and average premium earned increased slightly. The number of educator risks has been over 80% relative to overall auto risks in force over the past two years.
Property and other premiums written* decreased $5.4 million compared to 2020, as the number of property risks in force has declined. In addition, the subrogation recovery for the 2018 California Camp Fire Event provided for the return of $3.7 million of reinsurance reinstatement premium in 2020. Average premium written per risk and average premium earned per risk increased 3.5% and 2.9%, respectively, compared to 2020, but with inflationary pressure continuing, adjustments to coverage values and rates are expected to play a greater role in the coming quarters. The number of educator risks has been over 80% relative to overall property risks in force over the past two years.
We continue to evaluate and implement actions to further mitigate our risk exposure. Such actions could include, but are not limited to, non-renewal of property risks, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

Horace Mann Educators Corporation	Annual Report on Form 10-K 51

Supplemental
2021 net income reflected the following factors:
•Net investment income up 39% over 2020 driven by favorable returns on limited partnership interests
•Favorable business trends reflected in the benefits ratio, including some continued benefit from changes in policyholder behavior due to the pandemic

The following table provides certain information for Supplemental for the periods indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,		2021-2020
	2021	2020	Change
Financial Data:
Premiums written and contract deposits*	$125.3	$130.3	-3.8%
Premiums and contract charges earned	125.3	130.7	-4.1%
Net investment income	24.8	17.8	39.3%
Benefits and settlement expenses	37.2	38.2	-2.6%
Operating expenses (includes DAC unlocking and amortization expense)	41.9	40.4	3.7%
Intangible asset amortization expense	11.7	12.6	-7.1%
Income before income taxes	59.0	55.1	7.1%
Net income / Core earnings*	46.3	43.1	7.4%

Operating Statistics:
Supplemental insurance in force (thousands)	278	287	-3.1%
Benefits ratio(1)	31.9%	33.0%	-1.1	pts
Operating expense ratio(2)	27.5%	26.7%	0.8	pts
Pretax profit margin(2)	38.7%	36.4%	2.3	pts
Persistency	92.5%	90.5%	2.0	pts
(1)    Benefits ratio measured to earned premium.
(2)    Operating expense ratio and pretax profit margin measured to total revenues.

While Supplemental sales* increased sequentially each quarter during 2021, they continued to be impacted by limited school access from the pandemic. 2020 Supplemental sales overall were higher as they contained one quarter of pre-pandemic sales. Persistency was strong, reflecting a 2.0 point increase to 92.5%.
In 2021, Supplemental contributed $46.3 million to net income, reflecting strong net investment income and some short-term benefit from changes in policyholder behavior due to the pandemic. The non-cash impact from amortization of intangible assets recognized in connection with the purchase accounting of NTA reduced pretax net income by $11.7 million and $12.6 million in 2021 and 2020, respectively. The pretax profit margin remained above our longer-term expectations because of pandemic-related changes in policyholder behavior.

52 Annual Report on Form 10-K	Horace Mann Educators Corporation

Retirement
2021 net income reflected the following factors:
•Strong annualized net interest spread on fixed annuities of 290 bps
•10% growth in assets under management
•Continued growth in net annuity contract deposits* that increased $19.7 million or approximately 5% over prior year deposits

Horace Mann Educators Corporation	Annual Report on Form 10-K 53

The following table provides certain information for Retirement for the periods indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,			2021-2020
	2021	2020		Change
Financial Data:
Contract charges earned	$38.5	$29.7		29.6%
Net investment income	154.8	132.5		16.8%
Interest credited	56.2	58.6		-4.1%
Net interest margin without net investment gains (losses)	98.6	73.9		33.4%
Net interest margin - Reinsured block	(3.5)	(3.6)		2.8%
Mortality loss and other reserve charges	(5.5)	(5.3)		-3.8%
Operating expenses	66.2	60.3		9.8%
DAC and intangible asset amortization expense, excluding DAC unlocking	21.1	20.3		3.9%
DAC unlocking	(1.3)	(1.8)		27.8%
Other expenses - goodwill and intangible asset impairments	—	10.0		N.M.
Income before income taxes	61.9	22.2		178.8%
Net income	52.0	20.1		158.7%
Core earnings*	52.0	28.2		84.4%

Operating Statistics:
Net annuity contract deposits*
Variable	$266.5	$226.2		17.8%
Fixed	182.3	202.9		-10.2%
Total	448.8	429.1		4.6%
Single	243.4	218.7		11.3%
Recurring	205.4	210.4		-2.4%
Total	448.8	429.1		4.6%
Assets under administration (AUA)
Annuity assets under management(1)	$5,339.8	$4,841.8		10.3%
Broker and advisory assets under administration	2,597.9	2,324.1		11.8%
Recordkeeping assets under administration	1,572.0	1,518.1		3.6%
Total	9,509.7	8,684.0		9.5%
Persistency
Variable annuities	94.4%	95.0%	-0.6	pts
Fixed annuities	94.3%	94.7%	-0.4	pts
Total	94.4%	94.8%	-0.4	pts
Annuity contracts in force (thousands)	230	230		—%
Retirement Advantage® contracts in force (thousands)	15	13		15.4%
Net interest spread on fixed annuities - YTD annualized (basis points)	290	212	78	bps
(1)    Amount reported as of December 31, 2021 excludes $834.6 million of assets under management held under modified coinsurance reinsurance.

For 2021, net annuity contract deposits* increased $19.7 million compared to 2020. Variable annuity deposits increased $40.3 million and fixed annuity deposits decreased $20.6 million, as educators continue to find value in our retirement savings products, including our competitively priced annuity products.
For 2020, Retirement segment net income reflected an after-tax impairment charge of $8.1 million for goodwill and intangible assets associated with BCG due to lower than anticipated BCG wealth management sales outside of the education markets. Operational benefits from the BCG acquisition remain on track.

54 Annual Report on Form 10-K	Horace Mann Educators Corporation

At December 31, 2021, annuity assets under management were up $498.0 million, or 10.3%, compared to a year ago primarily due to market appreciation. Assets under administration, which includes Retirement Advantage® and other advisory and recordkeeping assets, were up $825.7 million, or 9.5%, from a year ago. The full-year 2021 annualized net interest spread on fixed annuities, excluding reinsurance, increased 78 basis points, primarily reflecting higher net investment income due to returns on limited partnership interests.
We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $792.8 million of the combined Retirement and Life investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.
As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on our existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Retirement net investment income by approximately $3.0 million in year one and $9.1 million in year two, further reducing the annualized net interest spread by approximately 10 basis points and 30 basis points in the respective periods, compared to the current period annualized net interest spread. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
The expectation for future annualized net interest spreads is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread, based on DAC as of December 31, 2021 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.
We reinsure a $2.4 billion block of in force fixed annuities with a minimum crediting rate of 4.5% which helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the minimum guaranteed rate for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	December 31, 2021
	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Minimum guaranteed interest rates:
Less than 2%	55.5%	$1,404.8	73.7%	49.0%	$1,035.7
Equal to 2% but less than 3%	11.3	284.6	83.6	11.3	238.0
Equal to 3% but less than 4%	24.7	624.9	99.9	29.5	624.5
Equal to 4% but less than 5%	6.6	167.0	100.0	7.9	167.0
5% or higher	1.9	48.7	100.0	2.3	48.7
Total	100.0%	$2,530.0	83.6%	100.0%	$2,113.9

We will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Part I - Item 1A and other factors of this report.

Horace Mann Educators Corporation	Annual Report on Form 10-K 55

Life
2021 net income reflected the following factors:
•Higher net investment income driven by favorable returns on limited partnership interests
•Higher mortality costs
The ordinary life insurance in force lapse ratio was 3.5% and 4.2% for 2021 and 2020, respectively.

The following table provides certain information for Life for the periods indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,			2021-2020
	2021	2020		Change
Financial Data:
Premiums written and contract deposits*	$116.9	$110.1		6.2%
Premiums and contract charges earned	108.4	120.2		-9.8%
Net investment income	83.1	69.8		19.1%
Benefits and settlement expenses	127.9	134.6		-5.0%
Operating expenses	36.8	35.3		4.2%
DAC amortization expense, excluding unlocking	7.6	7.7		-1.3%
DAC unlocking	(0.2)	(0.3)		33.3%
Income before income taxes	19.7	12.9		52.7%
Net income / core earnings*	16.1	10.4		54.8%
Operating Statistics:
Life insurance in force	$20,440	$19,821		3.1%
Number of policies in force* (in thousands)	200	202		-1.0%
Average face amount in force (in dollars)	$102,026	$98,434		3.6%
Lapse ratio (ordinary life insurance in force)	3.5%	4.2%	-0.7	pts
Mortality costs	$43.5	$38.8		12.1%

56 Annual Report on Form 10-K	Horace Mann Educators Corporation

Corporate & Other
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Year Ended December 31,		2021-2020
	2021	2020	Change %
Interest expense	$13.8	$14.8	-6.8%
Net investment losses pretax	(11.0)	(2.3)	N.M.
Tax benefit on net investment losses	(2.4)	(0.6)	N.M.
Net investment losses after tax benefit	(8.6)	(1.7)	N.M.
Net loss	(28.6)	(16.8)	-70.2%
Core earnings (loss)*	(20.0)	(15.1)	-32.5%

Corporate expenses increased primarily due to transaction costs to acquire Madison National. The net loss in 2021 increased due to recognition of $7.7 million of net credit loss impairments.
Investment Results
Our investment strategy is primarily focused on generating income to support product liabilities, and balances principal protection and risk. Total net investment income includes net investment income from our investment portfolio as well as accreted investment income from the deposit asset on reinsurance related to our reinsured block of approximately $2.4 billion of fixed annuity liabilities related to legacy individual annuities written in 2002 or earlier.

($ in millions)	Year Ended December 31,		2021-2020
	2021	2020	Change %
Net investment income - investment portfolio	$321.4	$260.3	23.5%
Investment income - deposit asset on reinsurance	101.1	97.3	3.9%
Total net investment income	422.5	357.6	18.1%
Pretax net investment losses	(11.0)	(2.3)	N.M.
Pretax net unrealized investment gains on fixed maturity securities	441.6	556.7	-20.7%

For 2021, net investment income from our investment portfolio increased $61.1 million compared to 2020, primarily due to exceptional returns on limited partnership interests.
For 2021, pretax net investment losses increased $8.7 million. The increase in net investment losses in 2021 is primarily attributable to recognition of $7.7 million of net credit loss impairments. For 2021, pretax net unrealized investment gains on fixed maturity securities were down $115.1 million compared to 2020, reflecting U.S. Treasury rates that increased 60 basis points that more than offset tighter credit spreads across most asset classes.

Horace Mann Educators Corporation	Annual Report on Form 10-K 57

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolio by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	December 31, 2021
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	158	$515.0	$479.6	$35.4
Insurance	53	191.8	168.0	23.8
Energy(1)	93	189.7	174.4	15.3
Healthcare, Pharmacy	89	164.5	151.7	12.8
Miscellaneous	38	139.3	138.2	1.1
Real Estate	47	137.4	131.3	6.1
Utilities	69	131.9	122.2	9.7
Transportation	50	125.3	117.6	7.7
Food and Beverage	36	101.4	89.5	11.9
Technology	42	90.1	85.7	4.4
All other corporates(2)	367	602.2	559.6	42.6
Total corporate bonds	1,042	2,388.6	2,217.8	170.8
Mortgage-backed securities
U.S. Government and federally sponsored agencies	258	462.6	433.9	28.7
Commercial(3)	134	310.3	286.6	23.7
Other	31	21.7	21.6	0.1
Municipal bonds(4)	595	1,703.4	1,519.7	183.7
Government bonds
U.S.	40	365.9	342.6	23.3
Foreign	7	43.6	40.1	3.5
Collateralized loan obligations(5)	201	669.1	665.7	3.4
Asset-backed securities	96	274.1	269.7	4.4
Total fixed maturity securities	2,404	$6,239.3	$5,797.7	$441.6

Equity securities
Non-redeemable preferred stocks	28	$119.4
Common stocks	93	6.3
Closed-end fund	1	21.5
Total equity securities	122	$147.2

Total	2,526	$6,386.5
(1)At December 31, 2021, the fair value amount included $382.7 million which were non-investment grade.
(2)The All Other Corporates category contains 18 additional industry classifications. Broadcasting and media, telecommunications, consumer products, leisure entertainment, and industry manufacturing represented $312.6 million of fair value at December 31, 2021, with the remaining 13 classifications each representing less than $289.6 million.
(3)At December 31, 2021, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(4)Holdings are geographically diversified, 48.9% are tax-exempt and 76.3% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at December 31, 2021.
(5)Based on fair value, 93.6% of the collateralized loan obligation securities were rated investment grade by Standard & Poor's Global Inc. (S&P), Moody's Investors Service, Inc. (Moody's) and/or Fitch Ratings, Inc. (Fitch) at December 31, 2021.

58 Annual Report on Form 10-K	Horace Mann Educators Corporation

At December 31, 2021, our diversified fixed maturity securities portfolio consisted of 3,712 investment positions, issued by 2,404 entities, and totaled approximately $6.2 billion in fair value. This portfolio was 85.5% investment grade, based on fair value, with an average credit quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. At December 31, 2021, 85.1% of these combined portfolios were investment grade, based on fair value, with an overall average credit quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	December 31, 2021
	Percent of Total Fair Value	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	10.1%	$627.4	$606.4
AA(2)	36.7	2,292.8	2,105.8
A	17.4	1,089.1	993.1
BBB	21.3	1,326.8	1,222.2
BB	3.1	191.7	183.2
B	1.3	82.8	82.1
CCC or lower	—	1.0	1.0
Not rated(3)	10.1	627.7	603.9
Total fixed maturity securities	100.0%	$6,239.3	$5,797.7
Equity securities
AAA	—	—
AA	—	—
A	0.5%	$0.8
BBB	67.3	99.0
BB	12.7	18.7
B	—	—
CCC or lower	—	—
Not rated	19.5	28.7
Total equity securities	100.0%	$147.2

Total		$6,386.5
(1)Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's or Fitch. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At December 31, 2021, the AA rated fair value amount included $359.1 million of U.S. Government and federally sponsored agency securities and $653.1 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by either S&P, Moody's or Fitch.

At December 31, 2021, the fixed maturity securities portfolio had $18.6 million of pretax gross unrealized investment losses on $995.3 million of fair value related to 638 positions. Of the investment positions with gross unrealized losses, there were 16 trading below 80.0% of the carrying value at December 31, 2021.
We view the pretax gross unrealized investment losses of all our fixed maturity securities at December 31, 2021 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment.

Horace Mann Educators Corporation	Annual Report on Form 10-K 59

Liquidity and Capital Resources
Investments
Information regarding our investment portfolio, which is comprised primarily of investment grade, fixed maturity securities, is presented in Part II - Item 7, Results of Operations by Segment, Part I - Item 1, Investments and in Part II - Item 8, Note 3 of the Consolidated Financial Statements in this report.
Cash Flow
Our short-term liquidity requirements, within a 12 month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet our operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth and acquisitions, pay dividends to shareholders and repurchase shares of our common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity policy claims and benefits, as well as retirement of debt. The following table summarizes our consolidated cash flows activity for the periods indicated.

($ in millions)	Year Ended December 31,		2021-2020
	2021	2020	Change %
Net cash provided by operating activities	$204.9	$259.8	-21.1%
Net cash used in investing activities	(302.0)	(406.8)	25.8%
Net cash provided by financing activities	208.5	143.8	45.0%
Net increase (decrease) in cash	111.4	(3.2)	N.M.
Cash at beginning of year	22.3	25.5	-12.5%
Cash at end of year	$133.7	$22.3	N.M.
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
For 2021, net cash provided by operating activities decreased $54.9 million compared to 2020, primarily due to higher claims paid on insurance policies in the current year partially offset by higher investment income collected in the current year.
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
For 2021, net cash provided by financing activities increased $64.7 million compared to 2020, primarily due to an increase net cash inflows of $96.5 million from advances received under Federal Home Loan Bank of Chicago (FHLB) funding agreements and $114.0 million of principal borrowings on Bank Credit Facility in 2021, partially offset by principal repayment on FHLB borrowings of $54.0 million in 2021 and an increase in benefits, withdrawals and net transfers to Separate Account (variable annuity) assets of $84.1 million.
The following table shows activity from FHLB funding agreements for the periods indicated.

60 Annual Report on Form 10-K	Horace Mann Educators Corporation

($ in millions)	Year Ended December 31,		2021-2020	2021-2020
	2021	2020	Change $	Change %
Balance at beginning of the year	$590.5	$495.0	$95.5	19.3%
Advances received from FHLB funding agreements	554.0	95.5	458.5	N.M.
Principal repayment on FHLB funding agreements	(362.0)	—	(362.0)	N.M.
Balance at end of the year	$782.5	$590.5	$192.0	32.5%
Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Supplemental	Retirement	Life	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑	☑
Contractholder fund deposits		☑	☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑	☑
Sales of investments	☑	☑	☑	☑	☑
Funds from FHLB and line of credit agreements	☑	☑	☑	☑	☑
Intercompany loans	☑	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑	☑
Dividends or return of capital from subsidiaries					☑
Tax refunds/settlements	☑	☑	☑	☑	☑
Funds from periodic issuance of additional securities					☑
Proceeds from debt issuances					☑
Receipt of intercompany settlements related to employee benefit plans					☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑	☑
Operating costs and expenses	☑	☑	☑	☑	☑
Purchase of investments	☑	☑	☑	☑	☑
Repayment of FHLB and line of credit agreements	☑	☑	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑	☑
Capital contributions to subsidiaries					☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑	☑
Common share repurchases					☑
Debt service expenses and repayment					☑
Payments related to employee benefit plans					☑
Payments for acquisitions					☑
We actively manage our financial position and liquidity levels in light of changing market, economic and business conditions. Liquidity is managed at both the entity and enterprise level across HMEC and is assessed on both base and stressed level liquidity needs. We believe we have sufficient liquidity to meet these needs. Additionally,

Horace Mann Educators Corporation	Annual Report on Form 10-K 61

we have existing intercompany agreements in place that facilitate liquidity management across HMEC to enhance flexibility.
As of December 31, 2021, we held $1.1 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
Capital Resources
We have determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the NAIC. Historically, our insurance subsidiaries have generated capital in excess of such needed levels. These excess amounts have been paid to us through dividends. We have then utilized these dividends and our access to the capital markets to service and retire debt, pay dividends to our shareholders, fund growth initiatives, repurchase shares of our common stock and for other corporate purposes. If necessary, we also have other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2022 from all of our insurance subsidiaries, including Madison National, without prior regulatory approval is approximately $134.8 million, excluding the impact and timing of prior year dividends, of which $57.0 million was paid during the year ended December 31, 2021. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in this report.
Total capital was $2,310.0 million at December 31, 2021, including $502.6 million of short-term and long-term debt. Total debt represented 21.8% of total capital including net unrealized investment gains on fixed maturity securities (24.9% of total capital excluding net unrealized investment gains on fixed maturity securities*) at December 31, 2021, which was below our long-term target of 25.0%.
Shareholders' equity was $1,807.4 million at December 31, 2021, including net unrealized investment gains on fixed maturity securities of $290.7 million after taxes and the related impact of DAC associated with annuity contracts and life insurance products with account values. The market value of our common stock and the market value per share were $1,601.9 million and $38.70, respectively, at December 31, 2021. Book value per share was $43.66 at December 31, 2021 ($36.64 excluding net unrealized investment gains on fixed maturity securities*).
Additional information regarding net unrealized investment gains on fixed maturity securities at December 31, 2021 is included in Part II - Item 7, Results of Operations by Segment and Part II - Item 8, Note 3 of the Consolidated Financial Statements in this report.
Total shareholder dividends paid were $51.4 million for the year ended December 31, 2021. In March, May, September and December 2021, the Board declared regular quarterly dividends of $0.31 per share. Compared to the full year per share dividends paid in 2020 of $1.20, the total 2021 dividends paid per share of $1.24 represented an increase of 3.3%.
On September 30, 2015, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million of HMEC's common stock, par value $0.001 (Program). The Program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Program does not have an expiration date and may be limited or terminated at any time without notice. During 2021, we repurchased 140,758 shares of our common stock at an average price of $37.49 per share under the Program. In total and through December 31, 2021, 1,040,226 shares have been repurchased under the Program at an average price of $33.33 per share. The repurchase of shares was funded through use of

62 Annual Report on Form 10-K	Horace Mann Educators Corporation

cash. As of December 31, 2021, $15.3 million remained authorized for future share repurchases under the Program.
The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	December 31,
			2021	2020
Short-term debt
Bank Credit Facility	Variable	2026	$249.0	$135.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.3 and $0.4 and unamortized debt issuance costs of $1.1 and $1.3	4.50%	2025	248.6	248.3
FHLB borrowing	0.00%	2022	5.0	54.0
Total			$502.6	$437.3
(1)    We designate our debt obligations as "long-term" based on maturity date at issuance.

As of December 31, 2021, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in Part II - Item 8, Note 10 of the Consolidated Financial Statements in this report. The Senior Notes are traded in the open market (HMN 4.50).
As of December 31, 2021, we had $5.0 million of borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity. The total $5.0 million received matures on May 16, 2022 and is reported as Long-term debt in the Consolidated Balance Sheets.
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
On December 31, 2021, we utilized $114.0 million of the senior revolving credit facility to fund a portion of the acquisition of Madison National that occurred effective January 1, 2022, resulting in an amount outstanding of $249.0 million. We expect that the unused portion of the senior revolving credit facility will be available for ongoing working capital, capital expenditures and general corporate expenditures. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2021.
To provide additional capital management flexibility, we filed a "universal shelf" registration statement on Form S-3 with the SEC on March 10, 2021. The registration statement, which registered the offer and sale from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 10, 2021. Unless withdrawn by us earlier, this registration statement will remain effective through March 10, 2024. No securities associated with the registration statement have been issued at the time of issuance of this Annual Report on Form 10-K.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 63

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries. A.M. Best currently rates our NTA Life subsidiary at the same level as our Property & Casualty and Life & Retirement subsidiaries. On February 9, 2022, A.M. Best removed from under review with developing implications and affirmed Madison National’s Financial Strength Rating of A- (Excellent) following its acquisition by Horace Mann. Assigned ratings and respective affirmation/review dates as of February 18, 2022 were as follows:

	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)		Affirmed/Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	7/14/2021
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		7/14/2021
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		7/14/2021
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A-	(stable)	N.A.		2/09/2022
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		7/14/2021
Fitch	A	(stable)	BBB	(stable)	9/14/2021
Moody's	A2	(stable)	Baa2	(stable)	10/28/2021
S&P	A	(stable)	BBB	(stable)	2/14/2022
Reinsurance Programs
Information regarding the reinsurance programs for our Property & Casualty, Supplemental, Retirement and Life segments are located in Part I - Item 1, Reporting Segments of this report.
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
Effects of Inflation and Changes in Interest Rates
Our operating results are affected significantly in at least three ways by changes in interest rates and inflation and the recent elevated inflation levels we are experiencing are likely to persist for some time. First, inflation directly affects Property & Casualty claims costs. Second, the investment income earned on our investment portfolio and the fair value of the investment portfolio are related to the yields available in the fixed income markets. An increase in interest rates will decrease the fair value of the investment portfolio, but will increase investment income as investments mature and proceeds are reinvested at higher rates. Third, as interest rates increase, competitors will typically increase crediting rates on annuity contracts and life insurance products with account values, and may lower premium rates on property and casualty lines to reflect the higher yields available in the market. The risk of interest rate fluctuation is managed through asset/liability management techniques, including cash flow analysis. In addition, an annuity reinsurance agreement entered into in the second quarter of 2019, which reinsured a $2.2 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, helps mitigate the risk of not being able to generate appropriate spreads on the annuity business.

64 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 7A. I Quantitative and Qualitative Disclosures about Market Risk
Market value risk, our primary market risk exposure, is the risk that our invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on our assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of an investment, (3) an unfavorable change in the financial prospects of the issuer of an investment, or (4) a downgrade in the credit rating of the issuer of an investment. Also, see Part II - Item 7, Results of Operations by Segment of this report regarding net investment gains (losses).
Significant changes in interest rates expose us to the risk of experiencing losses or earning a reduced level of investment income based on the difference between the interest rates earned on our investments and the credited interest rates on our insurance liabilities. Also, see Part II - Item 7, Results of Operations by Segment of this report regarding interest credited to policyholders.
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
Through active investment management, we invest available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support, (2) are diversified among industries, issuers and geographic locations, and (3) are predominantly investment-grade fixed maturity securities classified as available for sale. As of the time of issuance of this Annual Report on Form 10-K, derivatives are only used to manage the interest crediting rate risk within our FIA and IUL products. At December 31, 2021, approximately 11.6% of the fixed maturity securities portfolio supported Property & Casualty, 9.6% supported Supplemental, and 78.8% supported Retirement and Life. For discussions regarding our investments see Part II - Item 7, Results of Operations by Segment of this report regarding net investment gains (losses) and Part I - Item 1, Investments of this report.
Our Retirement and Life earnings are affected by the spreads between investment yields and rates credited or accruing on fixed annuity and life insurance liabilities with account values. Although credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. However, because of the annuity reinsurance transaction, the spread in our retained annuity business is achieving our targeted returns and new business is priced to do so as well. Also, see Part II - Item 7, Results of Operations by Segment of this report regarding interest credited to policyholders.
Using financial modeling and other techniques, we regularly evaluate the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of our multiline insurance operations combines the characteristics of our long duration annuity and interest rate sensitive life liabilities with our short duration non-interest rate sensitive Property & Casualty liabilities. Overall, at December 31, 2021, the duration of the fixed maturity securities portfolio was estimated to be approximately 6.7 years and the duration of our insurance liabilities and debt was estimated to be approximately 6.5 years.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 65

We periodically evaluate our sensitivity to interest rate risk. Based on commonly used models, we project the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. Based on the most recent study, assuming an immediate decrease of 100 basis points in interest rates, the fair value of our assets and liabilities would both increase, the net of which would result in a decrease in shareholders' equity of approximately $108.0 million after tax, or 10.0%. Assuming an immediate increase of 100 basis points in interest rates, the fair value of our assets and liabilities would both decrease, the net of which would result in a decrease in shareholders' equity of approximately $34.0 million after tax, or 3.0%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While we believe that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any actions that we would take to attempt to mitigate such hypothetical losses in fair value of shareholders' equity.
Interest rates continue to be at historically low levels. If interest rates remain low over an extended period of time, we recognize it could pressure investment income by having to invest insurance cash flows and reinvest the cash flows from the investment portfolio in lower yielding securities. Moreover, issuers of securities in our investment portfolio may prepay or redeem fixed maturity securities, as well as asset-backed and commercial and mortgage-backed securities, with greater frequency to borrow at lower market rates. As a general guideline, we estimate that pretax net income in 2022 and 2023 would decrease by approximately $8.5 million for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in force contracts. In addition, declining interest rates also could negatively impact the amortization of DAC, as well as the recoverability of goodwill and certain intangible assets, due to the impacts on the estimated fair value of our operating segments.
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

66 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 8. I Financial Statements and Supplementary Data
HORACE MANN EDUCATORS CORPORATION

Horace Mann Educators Corporation	Annual Report on Form 10-K 67

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I to IV and VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

68 Annual Report on Form 10-K	Horace Mann Educators Corporation

Fair value for hard-to-value fixed maturity securities
As discussed in Note 4 to the consolidated financial statements, as of December 31, 2021, the Company has recorded an estimated fair value for fixed maturity securities, of which a portion represents securities that are hard-to-value, which are primarily securities that use Level 3 (unobservable) inputs. The Company estimates the fair value of hard-to-value fixed maturity securities, which includes securities that do not have observable market-based inputs or prices or that trade in markets that are less liquid. The Company uses judgment to determine the appropriate inputs and assumptions used to estimate the fair value of these hard-to-value securities. As of December 31, 2021, the estimated fair value of fixed maturity securities was $6,239.3 million.
We identified the assessment of the Company’s estimate of the fair value of hard-to-value fixed maturity securities as a critical audit matter. Significant measurement uncertainty associated with the fair value of such securities existed because the markets for the hard-to-value securities are less liquid and there is a lack of observable marked-based inputs. As such, there was a high degree of subjectivity and judgment in evaluating the fair value and, specifically, the benchmark yield used in the valuation. Additionally, evaluation of the benchmark yield used in the estimation of fair value required specialized skills and knowledge.
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
Valuation of the liability for property and casualty unpaid claims and claim expenses
As discussed in Notes 1 and 8 of the consolidated financial statements, the Company employs actuarial techniques to estimate the liability for property and casualty unpaid claims and claims expenses (reserves). The Company develops reserves based on the application of actuarial methods and best estimate assumptions to historical claim experience. The reserves are continually updated by the Company as experience develops and new information becomes known. The Company recorded an estimated liability of $252.1 million for property and casualty unpaid claims and claim expenses as of December 31, 2021.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 69

The following are the primary procedures we performed to address this critical audit matter. We, with involvement of actuarial professionals with specialized skills and knowledge, evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process for the development of the estimate of reserves. This included controls related to the methods and assumptions used for the Company’s best estimate. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s reserving methods, procedures, key assumptions, and judgements by comparing to generally accepted actuarial standards
•developing an independent estimate for certain lines of business based on actuarial methodologies and assumptions in order to evaluate the Company’s recorded reserves
•examining the methods and certain assumptions used in and results of the Company’s internal actuarial analyses for certain remaining lines of business
•developing a range of reserves based on actuarial methodologies and assumptions in order to evaluate the Company’s consolidated reserves
•assessing movement of the Company’s consolidated reserves within the range of reserves

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1989.

Chicago, Illinois
February 25, 2022

70 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	December 31,
	2021	2020
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2021, $5,797.7; 2020, $5,788.6)	$6,239.3	$6,345.3
Equity securities at fair value	147.2	121.6
Limited partnership interests	712.8	449.0
Short-term and other investments	350.2	346.3
Total investments	7,449.5	7,262.2
Cash	133.7	22.3
Deferred policy acquisition costs	248.0	229.8
Deposit asset on reinsurance	2,481.5	2,420.9
Intangible assets	145.4	158.5
Goodwill	43.5	43.5
Other assets	441.3	443.2
Separate Account (variable annuity) assets	3,441.0	2,891.4
Total assets	$14,383.9	$13,471.8

Liabilities and Shareholders' Equity
Policy liabilities
Investment contract and policy reserves	$6,577.8	$6,445.3
Unpaid claims and claim expenses	425.9	438.8
Unearned premiums	255.1	264.5
Total policy liabilities	7,258.8	7,148.6
Other policyholder funds	945.9	751.3
Other liabilities	428.2	453.1
Short-term debt	249.0	135.0
Long-term debt	253.6	302.3
Separate Account (variable annuity) liabilities	3,441.0	2,891.4
Total liabilities	12,576.5	11,681.7
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2021, 66,436,821; 2020, 66,316,797	0.1	0.1
Additional paid-in capital	495.3	488.4
Retained earnings	1,524.9	1,434.6
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on fixed maturity securities	290.7	366.3
Net funded status of benefit plans	(10.2)	(11.2)
Treasury stock, at cost, 2021, 25,043,337 shares; 2020, 24,902,579 shares	(493.4)	(488.1)
Total shareholders' equity	1,807.4	1,790.1
Total liabilities and shareholders' equity	$14,383.9	$13,471.8

See accompanying Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 71

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
($ in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Statements of Operations
Revenues
Premiums and contract charges earned	$889.6	$930.7	$898.0
Net investment income	422.5	357.6	365.1
Net investment (losses) gains	(11.0)	(2.3)	153.3
Other income	29.0	24.4	14.1

Total revenues	1,330.1	1,310.4	1,430.5

Benefits, losses and expenses
Benefits, claims and settlement expenses	617.7	568.9	585.1
Interest credited	164.4	204.6	212.8
Operating expenses	251.5	237.8	234.6
DAC unlocking and amortization expense	94.7	99.9	109.2
Intangible asset amortization expense	13.0	14.4	8.8
Interest expense	13.9	15.2	15.6
Other expense - goodwill and intangible asset impairments	—	10.0	28.0

Total benefits, losses and expenses	1,155.2	1,150.8	1,194.1

Income before income taxes	174.9	159.6	236.4
Income tax expense	32.1	26.3	52.0

Net income	$142.8	$133.3	$184.4

Net income per share
Basic	$3.40	$3.18	$4.42
Diluted	$3.39	$3.17	$4.40

Weighted average number of shares and equivalent shares
Basic	42.0	41.9	41.7
Diluted	42.2	42.0	41.9

Statements of Comprehensive Income (Loss)
Net income	$142.8	$133.3	$184.4
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	(75.6)	135.9	133.5
Change in net funded status of benefit plans	1.0	(0.4)	1.4
Other comprehensive income (loss)	(74.6)	135.5	134.9
Comprehensive income	$68.2	$268.8	$319.3

See accompanying Notes to Consolidated Financial Statements.

72 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1
Options exercised	—	—	—
Conversion of common stock units	—	—	—
Conversion of restricted common stock units	—	—	—
Ending balance	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	488.4	481.0	475.1
Options exercised and conversion of common stock units and restricted stock units	(0.8)	1.5	(0.5)
Share-based compensation expense	7.7	5.9	6.4
Ending balance	495.3	488.4	481.0

Retained earnings
Beginning balance	1,434.6	1,352.5	1,216.6
Net income	142.8	133.3	184.4
Dividends, 2021, $1.24 per share; 2020, $1.20 per share; 2019, $1.15 per share	(52.5)	(50.7)	(48.5)
Cumulative effect of change in accounting principle	—	(0.5)	—
Ending balance	1,524.9	1,434.6	1,352.5

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	355.1	219.6	84.7
Change in net unrealized investment gains (losses) on fixed maturity securities	(75.6)	135.9	133.5
Change in net funded status of benefit plans	1.0	(0.4)	1.4
Ending balance	280.5	355.1	219.6

Treasury stock, at cost
Beginning balance	(488.1)	(485.9)	(485.9)
Acquisition of shares	(5.3)	(2.2)	—
Ending balance	(493.4)	(488.1)	(485.9)
Shareholders' equity at end of year	$1,807.4	$1,790.1	$1,567.3

See accompanying Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 73

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows - operating activities
Net income	$142.8	$133.3	$184.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	11.0	2.3	(153.3)
Depreciation and intangible asset amortization	18.4	23.4	15.6
Share-based compensation expense	8.4	6.7	7.3
Other expense - goodwill and intangible asset impairments	—	10.0	28.0
Income from equity method investments, net of dividends or distributions	(41.5)	(2.7)	(9.1)
Changes in:
Accrued investment income	0.8	(1.6)	46.9
Insurance liabilities	46.9	69.9	(96.8)
Reinsurance recoverables	(1.5)	1.6	22.0
Income tax liabilities	8.5	8.3	28.8
Other operating assets and liabilities	8.1	0.6	47.4
Other	3.0	8.0	6.4
Net cash provided by operating activities	204.9	259.8	127.6
Cash flows - investing activities
Fixed maturity securities
Purchases	(1,459.0)	(1,439.7)	(1,058.7)
Sales	578.2	472.9	805.9
Maturities, paydowns, calls and redemptions	873.3	640.3	799.5
Equity securities
Purchases	(46.1)	(37.4)	(15.6)
Sales and repayments	4.7	12.7	33.5
Limited partnership interests
Purchases	(320.6)	(98.6)	(129.4)
Sales	86.5	30.9	91.5
Change in short-term and other investments, net	(19.0)	12.1	(49.3)
Acquisition of businesses, net of cash acquired	—	—	(421.5)
Net cash (used in) provided by investing activities	(302.0)	(406.8)	55.9
Cash flows - financing activities
Dividends paid to shareholders	(51.4)	(49.6)	(47.3)
Principal borrowings on Bank Credit Facility	114.0	—	135.0
FHLB borrowings	5.0	4.0	—
Principal repayment on FHLB borrowings	(54.0)	—	—
Acquisition of treasury stock	(5.3)	(2.2)	—
Proceeds from exercise of stock options	0.3	2.4	1.7
Withholding tax payments on RSUs tendered	(2.0)	(2.3)	(3.7)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	1,060.4	578.9	637.5
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(462.7)	(378.6)	(419.0)
Principal repayment on FHLB funding agreements	(362.0)	—	(305.0)
Life policy accounts
Deposits	8.9	9.0	9.4
Withdrawals and surrenders	(3.8)	(3.9)	(3.5)
Change in deposit asset on reinsurance	(39.2)	(21.2)	(150.4)
Change in book overdrafts	0.3	7.3	(24.6)
Net cash provided by (used in) financing activities	208.5	143.8	(169.9)
Net increase (decrease) in cash	111.4	(3.2)	13.6
Cash at beginning of year	22.3	25.5	11.9
Cash at end of year	$133.7	$22.3	$25.5

See accompanying Notes to Consolidated Financial Statements.

74 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
($ in millions, except per share data, unless otherwise stated)
NOTE 1 - Basis of Presentation and Significant Accounting Policies
Business
Horace Mann Educators Corporation is a holding company for insurance subsidiaries that market and underwrite personal lines of property and casualty insurance products (primarily personal lines auto and property insurance), supplemental insurance products (primarily cancer, heart, hospital, supplemental disability and accident coverages), retirement products (primarily tax-qualified fixed and variable annuities) and life insurance products, primarily to K-12 teachers, administrators and other employees of public schools and their families (collectively, HMEC, the Company or Horace Mann).
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
The most significant critical accounting estimates include valuation of hard-to-value fixed maturity securities, evaluation of credit loss impairments for fixed maturity securities, evaluation of goodwill and intangible assets for impairment, valuation of annuity and life deferred policy acquisition costs, valuation of liabilities for property and casualty unpaid claims and claim expenses and valuation of certain investment contracts and policy reserves.
Investments
Fixed Maturity Securities
The Company invests predominantly in fixed maturity securities. Fixed maturity securities include bonds, asset-backed securities (ABS), mortgage-backed securities (MBS), other structured securities and redeemable preferred stocks. MBS includes residential and commercial mortgage-backed securities. Fixed maturity securities, which may be sold prior to their contractual maturity, are designated as available for sale (AFS) and are carried at fair value of which a portion represent securities that are hard-to-value. See Note 4 – Fair Value of Financial Instruments – Investments for a detailed description of how the Company estimates fair value for its fixed maturity securities portfolio including hard-to-value securities. An adjustment for net unrealized investment gains (losses) on all fixed maturity securities available for sale and carried at fair value, is recognized as a separate component of accumulated other comprehensive income (AOCI) within shareholders’ equity, net of applicable deferred taxes and the related impact on deferred policy acquisition costs (DAC) associated with annuity contracts and life insurance products with account values that would have occurred if the securities had been sold at their aggregate fair value and the proceeds reinvested at current yields. The Company excludes accrued interest receivable from the amortized cost basis of its AFS fixed maturity securities.

Horace Mann Educators Corporation	Annual Report on Form 10-K 75

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Equity Securities
Equity securities primarily include common stocks, exchange traded and mutual funds and non-redeemable preferred stocks. Certain exchange traded and mutual funds have fixed maturity securities as their underlying investments. Equity securities are carried at fair value and have readily determinable fair values.
Limited Partnership Interests
Investments in limited partnership interests are accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage funds, private equity funds, infrastructure debt funds, infrastructure equity funds and other funds.
Short-Term and Other Investments
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. Other investments primarily consist of policy loans, Federal Home Loan Bank of Chicago (FHLB) common stock, mortgage loans and derivatives. Policy loans are carried at unpaid principal balances. FHLB common stock is carried at cost. Mortgage loans are carried at amortized cost, net, which represent the amount expected to be collected. Derivatives are carried at fair value.
Variable Interest Entities (VIEs)
The Company invests in fixed maturity securities and alternative investment funds that could qualify as variable interests in VIEs, including corporate securities, mortgage-backed securities and asset-backed securities. Such variable interests in VIEs have been reviewed and the Company determined that those VIEs are not subject to consolidation as the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact those VIEs' economic performance.
Net Investment Income
Net investment income primarily consists of interest, dividends and income from limited partnership interests. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. ABS and MBS interest income is determined considering estimated pay-downs, including prepayments, obtained from third-party data sources and internal estimates. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS and MBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is generally recalculated on a prospective basis. Net investment income for AFS fixed maturity securities includes the impact of accreting the credit loss allowance for the time value of money. Accrual of income is suspended for fixed maturity securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for commercial mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable. Accrued investment income receivable is monitored for recoverability and when not expected to be collected is written off through net investment income. Cash receipts on investments on non-accrual status are generally recorded as a reduction of amortized cost or principal. Income from limited partnership interests is recognized based upon the changes in fair value of the investee’s equity primarily determined using its net asset value and is generally recognized on a three month delay due to the availability of the related financial statements from investees.
The Company reports accrued investment income separately from AFS fixed maturity securities and has elected not to measure an allowance for credit losses for accrued investment income. Accrued investment income is written-off and recognized as a net investment loss at the time the issuer of the security defaults or is expected to default on payments.
Net Investment Gains (Losses)
Net investment gains (losses) include gains and losses on investment sales, changes in the credit loss allowances related to fixed maturity securities and mortgage loans, impairments, valuation changes of equity securities and periodic changes in fair value and settlements of derivatives. Net investment gains (losses) on investment sales are determined on a specific identification basis and are net of credit losses already recognized through an allowance.

76 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Credit Loss Impairments for Fixed Maturity Securities
For AFS fixed maturity securities, the difference between amortized cost, net of a credit loss allowance (i.e., amortized cost, net) and fair value, net of certain other items and deferred income taxes is reported as a component of AOCI on the Consolidated Balance Sheets and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a credit loss allowance is recorded. The Company has a comprehensive portfolio monitoring process to evaluate fixed maturity securities (at the cusip/issuer level) on a quarterly basis that may require a credit loss allowance. These reviews, in conjunction with our investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer; (2) the Company’s intent to sell a security or whether it is more likely than not that the Company will be required to sell a security before the anticipated recovery in value; (3) the market leadership of the issuer; (4) the debt ratings of the issuer; and (5) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities , are all considered in the impairment assessment.
For each fixed maturity security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made the decision to sell or whether it is more likely than not that the Company will be required to sell the security before the anticipated recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, any existing credit loss allowance would be written-off against the amortized cost basis of the asset along with any remaining unrealized losses, with the incremental losses recorded as a net investment loss.
If the Company has not made the decision to sell the fixed maturity security and it is not more likely than not that the Company will be required to sell the fixed maturity security before the anticipated recovery of its amortized cost basis, the Company evaluates whether it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security. The Company estimates the anticipated recovery value based on the best estimate of future cash flows considering past events, current conditions and reasonable and supportable forecasts. The estimated future cash flows are discounted at the security’s current effective rate and are compared to the amortized cost basis of the security. The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed maturity securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate the anticipated recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement.
If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed maturity security, a credit loss allowance is recorded as a net investment loss for the shortfall in expected cash flows; however, the amortized cost basis, net of the credit loss allowance, may not be lower than the fair value of the security. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If the Company determines that the fixed maturity security does not have sufficient cash flows or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded as a net investment loss.
When a security is sold or otherwise disposed or the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received.
Prior to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020, when other-than-temporary impairment was deemed to have occurred, the investment in the fixed maturity security would be written-down to fair value which became the new cost basis for the security.

Horace Mann Educators Corporation	Annual Report on Form 10-K 77

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Deferred Policy Acquisition Costs
The Company's deferred policy acquisition costs (DAC) by reporting segment were as follows:

($ in millions)	December 31,
	2021	2020
Property & Casualty	$24.4	$26.1
Supplemental	4.2	4.3
Retirement	153.8	137.7
Life	65.6	61.7
Total	$248.0	$229.8

DAC consists of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, which are deferred and amortized on a basis consistent with the type of insurance coverage. For property and casualty risks, DAC is amortized over the terms of the insurance policies (6 or 12 months). For supplemental policies, DAC is amortized in proportion to anticipated premiums over the terms of the insurance policies (approximately 7 years, based on an estimated average duration across all supplemental products). For all annuity contracts, DAC is amortized over 20 years in proportion to estimated gross profits. DAC is amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for indexed universal life (IUL) products. For other individual life contracts, DAC is amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15, 20, 30 years).
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

78 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)

($ in millions)	Year Ended December 31,
	2021	2020	2019
(Decrease) increase to DAC amortization expense:
Retirement	$(1.3)	$(1.8)	$3.5
Life	(0.2)	(0.3)	(0.3)
Total	$(1.5)	$(2.1)	$3.2

DAC for annuity contracts and life insurance products with account values are adjusted for the impact on estimated future gross profits as if net unrealized investment gains (losses) on fixed maturity securities had been realized at the reporting date. This adjustment reduced DAC by $71.9 million, $90.5 million and $41.2 million at December 31, 2021, 2020 and 2019, respectively. The after tax impact of this adjustment is included in AOCI (along with net unrealized investment gains (losses) on fixed maturity securities) within shareholders' equity.
DAC is reviewed for recoverability from future income, including net investment income, and costs that are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the years ended December 31, 2021, 2020 and 2019.
Intangible Assets
The value of business acquired (VOBA) represents the difference between the fair value of insurance contracts and insurance policy reserves measured in accordance with the Company's accounting policy for insurance contracts acquired. VOBA was based on an actuarial estimate of the present value of future distributable earnings for insurance in force on the acquisition date. VOBA was $76.9 million as of December 31, 2021 and is being amortized by product based on the present value of future premiums to be received. The Company estimates that it will recognize VOBA amortization of $6.2 million in 2022, $5.8 million in 2023, $5.4 million in 2024, $5.1 million in 2025 and $4.7 million in 2026.
The Company accounts for the value of distribution acquired (VODA) associated with the acquisition of NTA Life Enterprises, LLC (NTA) based on an actuarial estimate of the present value of future business to be written by the existing distribution channel. VODA was $41.8 million as of December 31, 2021 and is being amortized on a straight-line basis. The Company estimates that it will recognize VODA amortization of $2.9 million in each of the years 2022 through 2026, respectively.
The Company accounts for VODA associated with the acquisition of Benefit Consultants Group, Inc. (BCG) based on management's estimate of the present value of future business to be written by the existing distribution channel. VODA was $0.6 million as of December 31, 2021 and is being amortized based on the present value of future profits to be received. The Company estimates that it will recognize cumulative VODA amortization of $0.3 million for the years 2022 through 2026.
The Company accounts for the value of agency relationships based on the present value of commission overrides retained by NTA. Agency relationships was $10.7 million as of December 31, 2021 and is being amortized based on the present value of future premiums to be received. The Company estimates that it will recognize agency relationships amortization of $1.9 million in 2022, $1.6 million in 2023, $1.4 million in 2024, $1.2 million in 2025 and $1.0 million in 2026.
The Company accounts for the value of customer relationships based on the present value of expected profits from existing BCG customers in force at the date of acquisition. Customer relationships was $4.6 million as of December 31, 2021 and is being amortized based on the present value of future profits to be received. The Company estimates that it will recognize customer relationships amortization of $1.1 million in 2022, $0.9 million in 2023, $0.7 million in 2024, $0.6 million in 2025 and $0.5 million in 2026.
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

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
current expected experience are consistently better than the initial VOBA assumptions, the remaining value in the block is sufficient to support the VOBA intangible asset and no loss recognition is necessary. If the historical and current expected assumptions are not uniformly better than the initial VOBA assumptions, a GPV is performed to assess whether a loss recognition event has occurred. This involves discounting expected future benefits and expenses less expected future premiums. To the extent that this amount is greater than the liability for future benefits less the VOBA intangible asset, in aggregate for the supplemental insurance block, a loss would be recognized by first writing off the VOBA and then increasing the liability. Currently, a GPV is not required for the acquired supplemental block. No such costs were deemed unrecoverable during the year ended December 31, 2021.
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
At October 1, 2021, the Company performed both qualitative assessments and quantitative impairment tests for intangible assets and concluded that no impairments were warranted.
At October 1, 2020, the Company performed qualitative assessments to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessments of qualitative factors, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset was less than its carrying amount with exception to VODA and trade names intangible assets assigned to BCG, for which quantitative intangible asset impairment tests were performed that resulted in intangible asset impairment charges of $4.4 million in aggregate.
Goodwill
When the Company was acquired from CIGNA Corporation by HME Holdings, Inc. in 1989, intangible assets were recognized as goodwill in the application of purchase accounting. In addition, goodwill was recognized in 1994 related to the acquisition of Horace Mann Property & Casualty Insurance Company and in 2019 related to the acquisitions of BCG and NTA.
Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as an operating segment or a business unit one level below an operating segment, if separate financial information is prepared and regularly reviewed by management at that level. The Company's reporting units, for which goodwill has been allocated, are equivalent to the Company's operating segments. Refer to Note 7 for the allocation of goodwill by reporting unit as of December 31, 2021.
The goodwill impairment test, as defined in GAAP, allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity performs a quantitative goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount for purposes of confirming and measuring an impairment. In 2019, the Company adopted guidance to eliminate Step 2 of the goodwill impairment test. Goodwill impairment is now the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Any amount of goodwill determined to be impaired is recognized as an expense in the period in which the impairment determination is made.

80 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
At October 1, 2021, the Company performed a quantitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
At October 1, 2020, the Company performed a quantitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount with exception to lower than anticipated BCG wealth management sales outside of the education markets which triggered an impairment of the goodwill associated with the BCG business of the Retirement reporting unit. For the evaluation, the fair value of BCG was measured using a discounted cash flow method. The carrying amount exceeded the fair value, resulting in a $5.6 million goodwill impairment charge.
During each year from 2019 through 2021, the Company completed the required annual goodwill impairment testing. With exception to the goodwill impairment charges described in Note 7, no other goodwill impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value of a reporting unit to fall below its carrying amount. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.
Property and Equipment
Property and equipment is carried at cost less accumulated depreciation, which is calculated using the straight-line method and based on the estimated useful lives of the assets. The estimated life for real estate is identified by specific property and range from 20 to 45 years. The estimated useful lives of leasehold improvements and other property and equipment, including capitalized software, generally range from 3 to 10 years. The following amounts are included in Other assets in the Consolidated Balance Sheets:

($ in millions)	December 31,
	2021	2020
Property and equipment	$136.4	$131.3
Less: accumulated depreciation	70.4	66.6
Total	$66.0	$64.7
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
Investment Contract and Policy Reserves
This table summarizes the Company's investment contract and policy reserves.

($ in millions)	December 31,
	2021	2020
Investment contract reserves	$4,941.3	$4,847.6
Policy reserves	1,636.5	1,597.7
Total	$6,577.8	$6,445.3

Horace Mann Educators Corporation	Annual Report on Form 10-K 81

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

($ in millions)	December 31,
	2021	2020
GMDB reserve	$0.1	$0.1
Aggregate in-the-money death benefits under the GMDB provision	22.3	26.7
Variable annuity contract value distribution based on GMDB feature:
No guarantee	24%	26%
Return of premium guarantee	71%	69%
Guarantee of premium roll-up at an annual rate of 3% or 5%	5%	5%
Total	100%	100%
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
See Note 4 for more information regarding the determination of fair value for derivatives embedded in FIA and IUL and purchased call options.
Unpaid Claims and Claim Expenses
Liabilities for Property & Casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not yet reported (IBNR) and associated settlement expenses. All of the Company's reserves for Property & Casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on the reserves. Estimated amounts of salvage and subrogation on unpaid Property & Casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company's personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmentally related items such as mold.
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
FHLB Funding Agreements
In 2013, Horace Mann Life Insurance Company (HMLIC), and in 2019, NTA became members of FHLB, which provides both subsidiaries with access to collateralized borrowings and other FHLB products. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage — such as 2.0% based on the Reduced Capitalization Advance Program. In 2021, HMEC's Board of Directors (Board) authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB advances and funding agreements combined. In 2021, HMLIC and NTA collectively received advances of $554.0 million from FHLB under funding agreements and repaid $362.0 million on FHLB funding agreements. Outstanding advances under FHLB funding agreements are reported as Other policyholder funds in the Consolidated Balance Sheets and totaled $782.5 million as of December 31, 2021. Interest on the funding agreements accrues at their effective interest rates.
As of December 31, 2021, scheduled maturity dates for outstanding FHLB funding agreements were as follows:

Horace Mann Educators Corporation	Annual Report on Form 10-K 83

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)

($ in millions)
	Amount	Interest Rate	Maturity Date
	$10.0	0.000%	May 16, 2022
	60.0	0.489%	January 13, 2023
	25.0	0.427%	February 10, 2023
	20.0	0.446%	November 15, 2023
	100.0	0.249%	December 15, 2023
	50.0	0.449%	January 12, 2024
	25.0	0.374%	April 3, 2024
	10.0	0.393%	May 22, 2024
	50.0	0.393%	May 22, 2024
	10.0	0.530%	February 14, 2025
	10.0	0.448%	February 28, 2025
	50.0	0.448%	February 28, 2025
	12.5	0.670%	June 26, 2025
	125.0	0.570%	September 11, 2025
	200.0	0.225%	January 16, 2026
	25.0	0.298%	September 9, 2026
Total	$782.5
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
Insurance Premiums and Contract Charges Earned
Property & Casualty insurance premiums are recognized as revenue ratably over the related contract periods in proportion to the risks insured. The unexpired portions of these Property & Casualty premiums are recorded as unearned premiums, using the monthly pro rata method.
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
Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of RSUs is measured at the market price of the Company's common stock on the date of grant, with the exception of market-based performance awards, for which the Company uses a Monte Carlo simulation model to determine fair value for purposes of measuring RSU expense. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $1.2 million, $1.1 million, and $1.2 million, respectively, of stock option expense as a result of stock options that vested during the respective periods. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $6.6 million, $4.8 million and $5.2 million, respectively, of RSU expense as a result of the performance and/or vesting of RSUs during the respective periods.
In 2021, 2020 and 2019, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for stock options granted in each year. The fair value of stock options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table.

	Year Ended December 31,
	2021	2020	2019
Number of stock options granted	183,272	234,248	282,040
Weighted average grant date fair value of stock options granted	$7.73	$6.02	$6.26
Weighted average assumptions:
Risk-free interest rate	0.8%	0.8%	2.5%
Expected dividend yield	3.0%	2.7%	2.9%
Expected life, in years	5.1	5.1	5.0
Expected volatility (based on historical volatility)	30.1%	22.8%	21.9%

The weighted average fair value of nonvested stock options outstanding on December 31, 2021 was $6.80. Total unrecognized compensation expense relating to the nonvested stock options outstanding as of December 31, 2021 was approximately $2.0 million. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2022 through 2025. Expense is recognized on a straight-line basis over the vesting period for the entire award. Forfeitures of unvested amounts due to terminations and/or early retirements are recognized as a reduction to the related expenses.
Total unrecognized compensation expense relating to RSUs outstanding as of December 31, 2021 was approximately $6.6 million. This amount will be recognized as expense over the remainder of the performance and/or vesting period, which is scheduled to be 2022 through 2024. Expense is recognized on a straight-line basis from the date of grant through the end of the performance and/or vesting period for the entire award. Forfeitures of unvested amounts due to terminations are recognized as a reduction to the related expenses.
Income Taxes
The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2021, 2020 and 2019 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.
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
The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

($ in millions)	Year Ended December 31,
	2021	2020	2019
Basic:
Net income for the period	$142.8	$133.3	$184.4
Weighted average number of common shares during the period (in millions)	42.0	41.9	41.7
Net income per share - basic	$3.40	$3.18	$4.42

Diluted:
Net income for the period	$142.8	$133.3	$184.4
Weighted average number of common shares during the period (in millions)	42.0	41.9	41.7
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in millions):
Stock options	—	—	0.1
CSUs related to deferred compensation for employees	—	—	—
RSUs related to incentive compensation	0.2	0.1	0.1
Total common and common equivalent shares adjusted to calculate diluted earnings per share (in millions)	42.2	42.0	41.9
Net income per share - diluted	$3.39	$3.17	$4.40

Options to purchase 734,018 shares of common stock at $38.05 to $42.95 per share were granted in 2017, 2018, 2019, 2020 and 2021 but were not included in the computation of 2021 diluted earnings per share because of their anti-dilutive effect. These options, which expire in 2027, 2028, 2029, 2030 and 2031, were still outstanding at December 31, 2021.
Consolidated Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks as well as restricted cash. See Note 18 for further information.
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
NOTE 2 - Subsequent Events
On July 14, 2021, the Company announced that it entered into a Stock Purchase Agreement (Agreement), by and among the Company and Independence Capital Corp. and Independence Holding Company (Seller) to acquire all the equity interests in Madison National Life Insurance Company, Inc., an insurance company organized under the laws of the State of Wisconsin (Madison National). Founded in 1961 and headquartered in Madison, Wisconsin, Madison National offers short- and long-term group disability, group term, and worksite solutions products, including accident, critical illness and fixed indemnity. The Agreement provided, among other things, that, upon the terms and subject to the conditions set forth in the Agreement, the Company would acquire all the equity interests in Madison National for $172.5 million. The Seller will have a potential earn-out of up to $12.5 million payable in cash, if specified financial targets are achieved by the end of 2023 and as such, the final purchase price is subject to adjustment.
Effective January 1, 2022, the Company completed its acquisition of Madison National. As a result of the acquisition, Madison National became a wholly owned subsidiary of the Company.
NOTE 3 - Investments
The components of net investment income for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2021	2020	2019
Fixed maturity securities	$235.6	$232.9	$283.2
Equity securities	5.3	4.7	4.9
Limited partnership interests	79.0	20.9	25.7
Short-term and other investments	11.6	11.4	(10.1)
Investment expenses	(10.1)	(9.6)	(9.4)
Net investment income - investment portfolio	321.4	260.3	294.3
Investment income - deposit asset on reinsurance	101.1	97.3	70.8
Total net investment income	$422.5	$357.6	$365.1
Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2021	2020	2019
Fixed maturity securities(1)	$(7.7)	$9.4	$141.4
Equity securities	(0.8)	1.8	16.0
Short-term investments and other	(2.5)	(13.5)	(4.1)
Net investment gains (losses)	$(11.0)	$(2.3)	$153.3
(1)    Net investment gains on fixed maturity securities include a $135.3 million realized investment gain associated with a transfer of investments to a reinsurer as consideration paid in connection with a reinsurance transaction of a $2.9 billion block of in force fixed and variable annuity business in 2019. See Notes 6 and 18 for further information.

The Company, from time to time, sells fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company's intent or ability to hold a fixed maturity security. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company's investment strategy.

Horace Mann Educators Corporation	Annual Report on Form 10-K 87

NOTE 3 - Investments (continued)
Net Investment Gains (Losses) by Transaction Type
The following table reconciles net investment gains (losses) pretax by transaction type:

($ in millions)	Year Ended December 31,
	2021	2020	2019
Credit loss impairments(1)	$(8.1)	$—	$(1.1)
Intent-to-sell impairments	(2.3)	(5.3)	(0.3)
Total impairments on investments recognized in net income	(10.4)	(5.3)	(1.4)
Sales and other, net	4.3	15.0	151.5
Change in fair value - equity securities	(2.3)	(0.2)	7.3
Change in fair value and losses realized on settlements - derivatives	(2.6)	(11.8)	(4.1)
Net investment (losses) gains	$(11.0)	$(2.3)	$153.3
(1)    Due to the adoption of the measurement of credit losses on financial instruments accounting standard in 2020, other-than-temporary write-downs reported in 2019 are now presented as credit losses,
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Year Ended December 31,
	2021	2020
Beginning balance	$—	$—
Credit losses on fixed maturity securities for which credit losses were not previously reported(1)	8.1	—
Net (increases) decreases related to credit losses previously reported	—	—
Reduction of credit allowances related to sales	—	—
Write-offs	(0.4)	—
Ending balance	$7.7	$—
(1)    Because the standard for the measurement of credit losses on financial instruments became effective January 1, 2020, there are no allowances for credit loss impairments to report for the year ended December 31, 2019.

88 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$612.1	$51.9	$1.5	$662.5
Other, including U.S. Treasury securities	342.5	27.7	4.3	365.9
Municipal bonds	1,519.7	184.4	0.7	1,703.4
Foreign government bonds	40.2	3.4	—	43.6
Corporate bonds	2,217.7	176.2	5.2	2,388.7
Other asset-backed securities	1,065.5	16.6	6.9	1,075.2
Totals	$5,797.7	$460.2	$18.6	$6,239.3

December 31, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$605.5	$79.6	$0.3	$684.8
Other, including U.S. Treasury securities	395.0	39.2	1.0	433.2
Municipal bonds	1,612.3	215.7	0.5	1,827.5
Foreign government bonds	40.2	4.9	—	45.1
Corporate bonds	1,905.2	221.6	3.9	2,122.9
Other asset-backed securities	1,230.4	24.1	22.7	1,231.8
Totals	$5,788.6	$585.1	$28.4	$6,345.3
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $376.7 million and $387.1 million; Federal Home Loan Mortgage Corporation (FHLMC) of $326.5 million and $344.3 million; and Government National Mortgage Association (GNMA) of $112.1 million and $132.3 million as of December 31, 2021 and 2020, respectively.

Horace Mann Educators Corporation	Annual Report on Form 10-K 89

NOTE 3 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position at December 31, 2021 and 2020, respectively. The Company views the decrease in fair value of all fixed maturity securities with unrealized losses at December 31, 2021 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of December 31, 2021, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before anticipated recovery in value. Therefore, it was determined that the unrealized losses on the fixed maturity securities presented in the table below were not indicative of any impairments as of December 31, 2021.

($ in millions)	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$67.4	$1.3	$3.9	$0.2	$71.3	$1.5
Other	59.5	1.7	35.1	2.6	94.6	4.3
Municipal bonds	56.8	0.7	0.6	—	57.4	0.7
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	220.7	3.8	44.1	1.4	264.8	5.2
Other asset-backed securities	379.0	3.8	128.2	3.1	507.2	6.9
Total	$783.4	$11.3	$211.9	$7.3	$995.3	$18.6

Number of positions with a gross unrealized loss	516		122		638
Fair value as a percentage of total fixed maturities securities fair value	12.6%		3.4%		16.0%

December 31, 2020
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$4.9	$0.1	$2.6	$0.2	$7.5	$0.3
Other	95.9	1.0	—	—	95.9	1.0
Municipal bonds	18.1	0.5	—	—	18.1	0.5
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	126.6	3.7	10.9	0.2	137.5	3.9
Other asset-backed securities	316.9	17.2	409.3	5.5	726.2	22.7
Total	$562.4	$22.5	$422.8	$5.9	$985.2	$28.4

Number of positions with a gross unrealized loss	308		123		431
Fair value as a percentage of total fixed maturities securities fair value	8.9%		6.7%		15.6%

Fixed maturity securities with an investment grade rating represented 69.8% of the gross unrealized losses as of December 31, 2021. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

90 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

($ in millions)	December 31, 2021
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$245.4	$250.8	4.0%
Due after 1 year through 5 years	1,613.8	1,686.2	27.0%
Due after 5 years through 10 years	1,600.5	1,729.5	27.7%
Due after 10 years through 20 years	1,339.9	1,488.2	23.9%
Due after 20 years	998.1	1,084.6	17.4%
Total	$5,797.7	$6,239.3	100.0%

Average option-adjusted duration, in years	6.7
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were as follows:

($ in millions)	Year Ended December 31,
	2021	2020	2019(1)
Fixed maturity securities
Proceeds received	$578.2	$472.9	$805.9
Gross gains realized	10.5	20.5	150.9
Gross losses realized	(7.7)	(6.1)	(7.8)

Equity securities
Proceeds received	$4.7	$12.7	$29.9
Gross gains realized	1.5	2.2	9.2
Gross losses realized	(0.1)	(1.9)	(0.8)
(1)    Gross gains realized presented above include a $135.3 million realized investment gain associated with a transfer of investments to a reinsurer as consideration paid during the second quarter of 2019 in connection with the reinsurance of a $2.9 billion block of in force fixed and variable annuity business. See Notes 6 and 18 for further information.
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles the net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI, before the impact on DAC:

($ in millions)	Year Ended December 31,
	2021	2020	2019
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$439.8	$264.4	$111.7
Change in net unrealized investment (losses) gains on fixed maturity securities	(97.6)	184.2	277.1
Reclassification of net investment losses (gains) on fixed maturity securities to net income	6.7	(8.8)	(124.4)
End of period	$348.9	$439.8	$264.4

Horace Mann Educators Corporation	Annual Report on Form 10-K 91

NOTE 3 - Investments (continued)
Limited Partnership Interests
All investments in limited partnership interests are accounted for using EMA and include interests in commercial mortgage loan funds, private equity funds, infrastructure debt funds, infrastructure equity funds and other funds. Principal factors influencing carrying amount appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnership interests when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. The carrying amounts of equity method limited partnership interests were as follows:

($ in millions)	Year Ended December 31,
	2021	2020
Commercial mortgage loan funds	$346.8	$149.6
Private equity funds	74.0	39.6
Infrastructure debt funds	62.4	58.3
Infrastructure equity funds	58.3	52.1
Other funds(1)	171.3	149.4
Total	$712.8	$449.0
(1)Other funds consist primarily of limited partnership interests in hedge funds, real estate equity and corporate mezzanine funds.
Investment in Entities Exceeding 10% of Shareholders' Equity
At December 31, 2021 and 2020, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.
Offsetting of Assets and Liabilities
The Company's derivatives are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached.
The following table presents the instruments that were subject to a master netting arrangement for the Company.

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2021
Asset derivatives
Free-standing derivatives	$10.7	$—	$10.7	$4.5	$6.4	$(0.2)

December 31, 2020
Asset derivatives
Free-standing derivatives	$16.8	$—	$16.8	$13.7	$2.6	$0.5
Deposits
At December 31, 2021 and 2020, fixed maturity securities with a fair value of $26.2 million and $26.9 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of the Company conduct business. In addition, at December 31, 2021 and 2020, fixed maturity securities with a fair value of $870.1 million and $707.3 million, respectively, were on deposit with FHLB as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $787.5 million and $644.5 million at the respective dates. The deposited securities are reported as Fixed maturity securities on the Company's Consolidated Balance Sheets.

92 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 4 - Fair Value of Financial Instruments
The Company is required to disclose estimated fair values for certain financial and nonfinancial assets and liabilities. Fair values of the Company's insurance contracts other than annuity contracts (which are investment contracts) and equity method limited partnership interests are not required to be disclosed. However, the estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 93

NOTE 4 - Fair Value of Financial Instruments (continued)

Investments
The fair value of a fixed maturity security is the estimated amount at which the security could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. The Company utilizes ICE Data Pricing, its investment managers and custodian bank to obtain fair value prices from independent third-party valuation service providers, broker quotes, model prices and matrix pricing. Each month, the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations for fixed maturity securities. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Typical inputs used by these pricing sources include, but are not limited to, reported trades, bids, offers, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads and/or estimated cash flows, prepayment and default speeds, among others. The Company's fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90.2% and 91.9% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2021 and 2020, respectively. The remainder of the portfolio was priced by broker quotes, model prices or matrix pricing. When non-binding broker quotes can be corroborated by comparison to other vendor quotes, pricing models or analyses, the securities are generally classified as Level 2, otherwise they are classified as Level 3. There were no significant changes to the valuation process during 2021.
The valuation of hard-to-value fixed maturity securities (generally 150 -200 securities) is more subjective because the markets are less liquid and there is a lack of observable market-based inputs. This may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. When the pricing sources cannot provide fair value determinations, the investment managers obtain non-binding price quotes from brokers. For those securities where the investment manager cannot obtain broker quotes, they will model the security, generally using anticipated cash flows of the underlying collateral. Brokers' valuation methodologies as well as investment managers’ modeling methodologies are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The selection of the market inputs and assumptions used to estimate the fair value of hard-to-value fixed maturity securities requires judgment and includes: benchmark yield, liquidity premium, estimated cash flows, prepayment and default speeds, spreads, weighted average life, and credit rating. The extent of the use of each market input depends on the market sector and market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.
The Company gains assurance that its portfolio of fixed maturity securities including hard-to-value fixed maturity securities is appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards. The Company’s processes and controls are designed to ensure (1) the valuation methodologies are appropriate and consistently applied, (2) the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and (3) the fair values are accurately recorded. For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers. The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third-party valuation sources for selected securities.
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
Policy loans and mortgage loans as well as investments in limited partnership interests which are accounted for using EMA are excluded from the fair value hierarchy.

94 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
•Derivatives — Fair values are based on the amount of cash expected to be received to settle each derivative on the reporting date. These amounts are obtained from each of the counterparties using industry accepted valuation models and observable inputs. Significant inputs include contractual terms, underlying index prices, market volatilities, interest rates and dividend yields.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 95

NOTE 4 - Fair Value of Financial Instruments (continued)

Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. At December 31, 2021, Level 3 investments comprised approximately 5.6% of the Company's total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
December 31, 2021
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$662.5	$662.5	$—	$662.5	$—
Other, including U.S. Treasury securities	365.9	365.9	17.7	348.2	—
Municipal bonds	1,703.4	1,703.4	—	1,642.6	60.8
Foreign government bonds	43.6	43.6	—	43.6	—
Corporate bonds	2,388.7	2,388.7	14.9	2,163.5	210.3
Other asset-backed securities	1,075.2	1,075.2	—	976.3	98.9
Total fixed maturity securities	6,239.3	6,239.3	32.6	5,836.7	370.0
Equity securities	147.2	147.2	35.2	110.6	1.4
Short-term investments	157.8	157.8	157.8	—	—
Other investments	43.6	43.6	—	43.6	—
Totals	$6,587.9	$6,587.9	$225.6	$5,990.9	$371.4
Separate Account (variable annuity) assets(1)	$3,441.0	$3,441.0	$3,441.0	$—	$—
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$2.1	$2.1	$—	$2.1	$—
Other policyholder funds, embedded derivatives	$106.6	$106.6	$—	$—	$106.6

December 31, 2020
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$684.8	$684.8	$—	$673.7	$11.1
Other, including U.S. Treasury securities	433.2	433.2	18.4	414.8	—
Municipal bonds	1,827.5	1,827.5	—	1,767.9	59.6
Foreign government bonds	45.1	45.1	—	45.1	—
Corporate bonds	2,122.9	2,122.9	14.9	1,952.2	155.8
Other asset-backed securities	1,231.8	1,231.8	—	1,103.5	128.3
Total fixed maturity securities	6,345.3	6,345.3	33.3	5,957.2	354.8
Equity securities	121.6	121.6	39.2	82.1	0.3
Short-term investments	141.8	141.8	137.7	4.1	—
Other investments	36.3	36.3	—	36.3	—
Totals	$6,645.0	$6,645.0	$210.2	$6,079.7	$355.1
Separate Account (variable annuity) assets(1)	$2,891.4	$2,891.4	$2,891.4	$—	$—
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$2.5	$2.5	$—	$2.5	$—
Other policyholder funds, embedded derivatives	$104.5	$104.5	$—	$—	$104.5
(1)    Separate Account (variable annuity) assets represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access. Separate Account (variable annuity) liabilities are equal to the estimated fair value of Separate Account (variable annuity) assets.

96 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 4 - Fair Value of Financial Instruments (continued)

Changes in Level 3 Fair Value Measurements
The Company did not have any transfers between Levels 1 and 2 during 2021 and 2020. The following tables present reconciliations for the periods indicated for all Level 3 financial assets and financial liabilities measured at fair value on a recurring basis.

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, January 1, 2021	$59.6	$155.8	$139.4	$354.8	$0.3	$355.1	$104.5
Transfers into Level 3(3)	18.6	131.7	21.3	171.6	1.0	172.6	—
Transfers out of Level 3(3)	—	(64.4)	(19.2)	(83.6)	—	(83.6)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(8.2)	(8.2)	0.1	(8.1)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	10.0
Net unrealized investment gains (losses) included in OCI	(2.5)	—	8.8	6.3	—	6.3	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	4.9
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(14.9)	(12.8)	(43.2)	(70.9)	—	(70.9)	(12.8)
Ending balance, December 31, 2021	$60.8	$210.3	$98.9	$370.0	$1.4	$371.4	$106.6

Beginning balance, January 1, 2020	$44.3	$104.0	$146.8	$295.1	$0.1	$295.2	$93.7
Transfers into Level 3(3)	80.7	83.6	104.3	268.6	0.2	268.8	—
Transfers out of Level 3(3)	(69.1)	(36.6)	(84.6)	(190.3)	—	(190.3)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(0.3)	(0.3)	—	(0.3)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	11.5
Net unrealized investment gains (losses) included in OCI	4.3	1.4	(10.5)	(4.8)	—	(4.8)	—
Purchases	—	6.9	1.9	8.8	—	8.8	—
Issuances	—	—	—	—	—	—	8.4
Sales	—	—	1.2	1.2	—	1.2	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.6)	(3.5)	(19.4)	(23.5)	—	(23.5)	(9.1)
Ending balance, December 31, 2020	$59.6	$155.8	$139.4	$354.8	$0.3	$355.1	$104.5
(1)    Represents embedded derivatives, all related to the Company's FIA products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.
(2)    Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)    Transfers into and out of Level 3 during the years ended December 31, 2021 and 2020 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

At December 31, 2021, the Company had $8.1 million of net investment losses on Level 3 financial assets that were included in net income and were primarily attributable to credit loss impairments. At December 31, 2020 the Company had $0.3 million of net investment losses on Level 3 financial assets that were included in net income. For the years ended December 31, 2021 and 2020, net investment losses of $10.0 million and $11.5 million, respectively, were included in net income that were attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	Annual Report on Form 10-K 97

NOTE 4 - Fair Value of Financial Instruments (continued)

Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in millions)
Financial Assets	Fair Value at December 31, 2021	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Municipal bonds	$60.8	discounted cash flow	I spread(2)	374 - 425 bps
Corporate bonds	210.3	discounted cash flow	N spread(3)	211 - 531 bps
		discounted cash flow	I spread(2)	333 - 365 bps
		discounted cash flow	T spread(4)	130 - 540 bps
		discounted cash flow	yield	3.4% - 8.8%
		discounted cash flow	discount rate	11.3% - 12.0%
		market comparable	option adjusted spread	12.5%
Other asset-backed securities	98.9	vendor price	haircut	3.0% - 5.0%
		discounted cash flow	discount margin	14.6%
		discounted cash flow	discount rate	8.5% - 20.0%
		discounted cash flow	median comparable yield	7.3% - 16.1%
		market comparable	median price	$54.79 - $97.95
		discounted cash flow	N spread(3)	341 bps
		discounted cash flow	T spread(4)	196 bps
Equity securities	1.4	Black-Scholes	volatility	low 29.0% - high 34.0%
		discounted cash flow	variable	$100.00 - $121.95

($ in millions)
Financial Liabilities	Fair Value at December 31, 2021	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Derivatives embedded in fixed indexed annuity products	$106.6	discounted cash flow	lapse rate	5.3%
			mortality multiplier(5)	66.8%
			option budget	0.9% - 2.5%
			non-performance adjustment(6)	5.0%
(1)    When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.
(2)    "I spread" is the interpolated weighted average life point on the "on the run" (OTR) point of the curve.
(3)    "N spread" is the interpolated weighted average life point on the swap curve.
(4)    "T spread" is a specific point on the OTR curve.
(5)    Mortality multiplier is applied to the Annuity 2000 table.
(6)    Determined as a percentage of the risk-free rate.

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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
December 31, 2021
Financial Assets
Other investments	$148.8	$152.4	$—	$—	$152.4
Deposit asset on reinsurance	2,481.5	2,935.1	—	—	2,935.1
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,941.3	5,004.9	—	—	5,004.9
Investment contract and life policy reserves, account values on life contracts	105.4	115.4	—	—	115.4
Other policyholder funds	839.3	839.3	—	782.8	56.5
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	253.6	277.4	—	277.4	—

December 31, 2020
Financial Assets
Other investments	$168.3	$172.1	$—	$—	$172.1
Deposit asset on reinsurance	2,420.9	3,030.6	—	—	3,030.6
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,847.6	4,963.3	—	—	4,963.3
Investment contract and life policy reserves, account values on life contracts	98.7	108.4	—	—	108.4
Other policyholder funds	646.8	646.8	—	590.7	56.1
Short-term debt	135.0	135.0	—	—	135.0
Long-term debt	302.3	331.1	—	331.1	—

Horace Mann Educators Corporation	Annual Report on Form 10-K 99

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

100 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

($ in millions)	December 31,
	2021	2020
Assets
Derivatives, reported in Short-term and other investments	$10.7	$16.8

Liabilities
FIA - embedded derivatives, reported in Other policyholder funds	106.6	104.5
IUL - embedded derivatives, reported in Investment contract and policy reserves	2.1	2.5

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

($ in millions)	Years Ended December 31,
	2021	2020	2019
Change in fair value of derivatives:(1)
Revenues
Net investment gains (losses)	$8.7	$0.2	$9.5

Change in fair value of embedded derivatives:
Revenues
Net investment gains (losses)	(11.3)	(12.1)	(13.6)
(1)    Includes gains or losses recognized at option expiration or early termination and changes in fair value for open positions.

Horace Mann Educators Corporation	Annual Report on Form 10-K 101

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
The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in millions)	December 31, 2021				December 31, 2020
	Credit Rating		Notional Amount	Fair Value	Notional Amount	Fair Value
Counterparty	S&P	Moody's
Bank of America, N.A.	A+	Aa2	$193.0	$6.3	$205.2	$14.0
Barclays Bank PLC	A	A1	98.7	4.1	81.9	2.8
Citigroup Inc.	BBB+	A3	—	—	—	—
Credit Suisse International	A+	A1	14.0	0.3	—	—
Societe Generale	A	A1	—	—	—	—
Total			$305.7	$10.7	$287.1	$16.8

As of December 31, 2021 and 2020, the Company held $10.9 million and $16.3 million, respectively, of cash and financial instruments received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company's maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $0.3 million per counterparty.
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
The annuity reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk. Therefore, the Company recognizes the annuity reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance on the Company's Consolidated Balance Sheets. As amounts are received or paid, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income. Interest accreted on the Deposit asset on reinsurance was $101.1 million and $97.3 million for the years ended December 31, 2021 and 2020, respectively.

102 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 7 - Goodwill and Intangible Assets
The Company conducts goodwill impairment testing at the reporting unit level at least annually or more frequently if events occur or circumstances change that indicate that the carrying amount may not be recoverable. See Note 1 for further description of impairment testing.
At October 1, 2021, the Company performed a quantitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
At October 1, 2020, the Company performed a quantitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount with exception to lower than anticipated BCG wealth management sales outside of the education markets which triggered an impairment of the goodwill associated with the BCG business of the Retirement reporting unit. For the evaluation, the fair value of BCG was measured using a discounted cash flow method. The carrying amount exceeded the fair value, resulting in a $5.6 million goodwill impairment charge.
In 2019, an annuity reinsurance transaction as described in Note 6 triggered a requirement to evaluate the goodwill associated with the annuity business of the Retirement reporting unit. For the evaluation, the fair value of the Retirement reporting unit was measured using a discounted cash flow method. The carrying amount exceeded the fair value, resulting in a $28.0 million goodwill impairment charge.
Goodwill impairment charges are reported as Other expense - goodwill and intangible asset impairments in the Consolidated Statements of Operations.
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2021 were as follows:

($ in millions)	December 31, 2020	Impairments	Acquisitions	December 31, 2021
Property & Casualty	$9.5	$—	$—	$9.5
Supplemental	19.6	—	—	19.6
Retirement	4.5	—	—	4.5
Life	9.9	—	—	9.9
Total	$43.5	$—	$—	$43.5

As of December 31, 2021, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of BCG and NTA during 2019. The acquisition of BCG resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $14.1 million and the acquisition of NTA resulted in initial recognition of definite-lived intangible assets subject to amortization in the amount of $160.4 million. As of December 31, 2021 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in millions)	Weighted Average Useful Life (in Years)
At inception:
Value of business acquired	30	$94.4
Value of distribution acquired	17	54.0
Value of agency relationships	14	17.0
Value of customer relationships	10	9.1
Total	23	174.5
Accumulated amortization and impairments:
Value of business acquired		(17.6)
Value of distribution acquired		(11.6)
Value of agency relationships		(6.3)
Value of customer relationships		(4.4)
Total		(39.9)
Net intangible assets subject to amortization:		$134.6

Horace Mann Educators Corporation	Annual Report on Form 10-K 103

NOTE 7 - Goodwill and Intangible Assets (continued)

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
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in millions)
Year Ending December 31,
2022	$12.1
2023	11.2
2024	10.5
2025	9.8
2026	9.2
Thereafter	81.8
Total	$134.6

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
Indefinite-lived intangible assets (not subject to amortization) as of December 31, 2021 were as follows:

($ in millions)	December 31, 2020	Impairments	Acquisitions	December 31, 2021
Trade names	$7.9	$—	$—	$7.9
State licenses	2.9	—	—	2.9
Total	$10.8	$—	$—	$10.8

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
At October 1, 2021, the Company performed a qualitative assessment to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessment of qualitative factors, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount.
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

104 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 7 - Goodwill and Intangible Assets (continued)
resulting in a $3.6 million intangible asset impairment charge for VODA and a $0.8 million intangible asset impairment charge for trade names.
Intangible asset impairment charges are reported as Other expense - goodwill and intangible asset impairments in the Consolidated Statements of Operations.
NOTE 8 - Unpaid Claims and Claim Expenses
The following table is a summary reconciliation of the beginning and ending Property & Casualty unpaid claims and claim expense reserves for the periods indicated. The table presents reserves on both a gross and net (after reinsurance) basis. The total net Property & Casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations. The end of the year gross reserve (before reinsurance) balances and the reinsurance recoverable balances are reflected on a gross basis in the Consolidated Balance Sheets.

($ in millions)	Years Ended December 31,
	2021	2020	2019
Property & Casualty segment
Gross reserves, beginning of year(1)	$372.2	$387.0	$367.2
Less: reinsurance recoverables	112.9	120.5	89.7
Net reserves, beginning of year(2)	259.3	266.5	277.5
Incurred claims and claim expenses:
Claims occurring in the current year	455.1	441.2	483.1
Decrease in estimated reserves for claims occurring in prior years(3)	(7.2)	(10.2)	(7.5)
Total claims and claim expenses incurred(4)	447.9	431.0	475.6
Claims and claim expense payments for claims occurring during:
Current year	307.1	291.4	329.5
Prior years	148.0	146.8	157.1
Total claims and claim expense payments	455.1	438.2	486.6
Net reserves, end of year(2)	252.1	259.3	266.5
Plus: reinsurance recoverables	110.3	112.9	120.5
Gross reserves, end of year(1)	$362.4	$372.2	$387.0
(1)    Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Supplemental, Retirement and Life of $63.5 million, $66.6 million and $55.9 million as of December 31, 2021, 2020 and 2019, respectively, in addition to Property & Casualty reserves.
(2)    Reserves are net of anticipated reinsurance recoverables.
(3)    Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding prior years' reserve development recognized in 2021, 2020 and 2019.
(4)    Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Supplemental, Retirement and Life of $169.8 million, $137.9 million, and $109.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, in addition to Property & Casualty amounts.

Underwriting results for Property & Casualty are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, which transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for Property & Casualty claims include provisions for payments to be made on reported claims (case reserves), IBNR claims and associated settlement expenses (together, loss reserves). The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions, public attitudes and medical costs.
The Company believes the Property & Casualty loss reserves are appropriately established based on available facts, laws, and regulations. The Company calculates and recognizes a single best estimate of the reserve (which is equal to the actuarial point estimate) as of each reporting date, for each line of business and its coverages for reported losses and for IBNR losses and as a result, the Company believes no other estimate is

Horace Mann Educators Corporation	Annual Report on Form 10-K 105

NOTE 8 - Unpaid Claims and Claim Expenses (continued)
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
While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, given the relatively large proportion (approximately 74.0% as of December 31, 2021) of the Company's reserves that are in the longer-tail auto liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.
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
An accident year refers to classifying claims based on the year in which the claims occurred. For estimating short-tail coverage reserves (e.g., homeowners and auto physical damage), which comprise approximately 26.0% of the Company's total loss reserves as of December 31, 2021, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (primarily related to auto liability), which comprise approximately 74.0% of the Company's total loss reserves as of December 31, 2021, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.
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

106 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 8 - Unpaid Claims and Claim Expenses (continued)
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
See tables on the following pages of Note 8 for details of the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration and tables illustrating the incurred and paid claims development information by accident year on a net basis for the lines of homeowners, auto liability, and auto physical damage, which represents 99.0% of the Company's incurred losses for 2021.
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
Based on the Company's products and coverages, historical experience, and various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property & Casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6.0% of reserves, which equates to plus or minus approximately $12.0 million of net income as of December 31, 2021. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.
Net favorable development of total reserves for Property & Casualty claims occurring in prior years was $7.2 million in 2021, $10.2 million in 2020 and $7.5 million in 2019. In 2021, the favorable development was the result of favorable loss trends in auto and homeowners loss emergence for accident years 2020 and prior. In 2020, the favorable development was predominantly the result of favorable loss trends in property for accident years 2019 and prior including the recognition of $4.8 million of subrogation received on the 2018 Camp Fire event. In 2019, the favorable development was predominantly the result of favorable loss trends in auto for accident years 2018 and prior.
The Company completes a detailed study of Property & Casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's Property & Casualty reserves at December 31st of each year. The result of the independent actuarial study at December 31, 2021 was consistent with management's analysis and selected estimates and did not result in any adjustments to the Company's Property & Casualty reserves recognized.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 107

NOTE 8 - Unpaid Claims and Claim Expenses (continued)
Below is the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners	79.6%	17.1%	2.0%	0.6%	0.5%	0.2%	—	—	—	—
Auto liability	40.0%	34.2%	14.1%	6.5%	3.3%	1.3%	0.5%	0.1%	—	—
Auto physical damage	95.6%	4.7%	(0.3)%	—	—	—	—	—	—	—

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
The information about incurred and paid claims development for the years ended December 31, 2012 to 2020 is presented as unaudited supplementary information.

108 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 8 - Unpaid Claims and Claim Expenses (continued)

($ in millions)
Homeowners
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2021
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$108.8	$109.2	$109.4	$106.5	$106.3	$106.3	$106.0	$106.0	$106.0	$106.0	$—	21.6
2013		105.6	107.5	104.0	102.4	102.3	101.8	101.7	101.7	101.7	—	19.2
2014			111.6	113.5	109.1	106.8	106.6	106.6	106.4	106.4	—	20.1
2015				111.7	115.1	114.4	114.1	115.1	114.9	114.9	—	18.7
2016					115.9	118.6	117.0	117.9	117.9	117.9	—	19.9
2017						126.3	129.8	132.7	130.7	130.8	0.3	19.9
2018							166.8	157.4	158.9	158.1	0.4	21.1
2019								130.4	129.9	132.1	2.5	17.5
2020									155.7	151.9	11.1	19.6
2021										150.2	22.6	15.5
									Total	$1,270.0

($ in millions)
Homeowners
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$84.3	$101.6	$104.2	$105.2	$105.6	$105.9	$106.0	$106.0	$106.0	$106.0
2013		76.9	96.6	99.4	101.0	101.5	101.7	101.7	101.7	101.7
2014			83.3	103.0	105.7	106.1	106.3	106.4	106.4	106.4
2015				90.7	109.3	111.9	113.3	114.6	114.9	114.7
2016					95.8	113.2	115.1	117.5	117.7	117.8
2017						106.8	128.5	129.8	130.0	130.5
2018							130.5	152.4	157.0	157.4
2019								103.8	126.2	129.1
2020									106.8	138.7
2021										114.9
								Total		1,217.2
								Outstanding prior to 2012		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$52.8

Horace Mann Educators Corporation	Annual Report on Form 10-K 109

NOTE 8 - Unpaid Claims and Claim Expenses (continued)

($ in millions)
Auto Liability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2021
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$156.4	$153.8	$150.3	$149.3	$147.6	$145.8	$145.6	$145.5	$145.9	$145.8	$—	18.6
2013		153.9	152.9	150.7	150.7	148.1	148.0	148.1	148.3	147.7	—	19.4
2014			155.1	157.2	158.5	159.9	159.8	159.4	159.3	159.4	0.2	20.3
2015				165.5	172.6	177.0	178.3	178.7	179.2	178.9	0.4	20.8
2016					180.4	184.4	184.6	186.6	188.1	189.2	0.5	21.3
2017						188.0	188.8	188.6	189.1	191.7	1.9	20.1
2018							200.3	195.3	192.9	189.8	3.8	19.5
2019								181.1	180.1	176.7	8.9	18.9
2020									137.0	134.9	20.1	13.1
2021										142.2	55.3	12.8
									Total	$1,656.3

($ in millions)
Auto Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$61.3	$109.6	$127.2	$138.6	$142.9	$144.6	$145.1	$145.2	$145.3	$145.3
2013		62.2	108.9	131.2	140.0	145.3	146.8	147.4	147.4	147.5
2014			61.3	117.5	139.5	149.1	155.8	157.6	158.6	158.8
2015				70.8	134.5	158.0	170.1	174.5	176.7	177.7
2016					73.1	140.9	166.8	177.8	184.5	188.1
2017						70.7	139.5	166.6	179.8	185.8
2018							77.5	141.5	168.6	180.7
2019								69.7	129.1	155.5
2020									51.5	94.0
2021										52.9
								Total		1,486.3
								Outstanding prior to 2012		1.5
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$171.5

110 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 8 - Unpaid Claims and Claim Expenses (continued)

($ in millions)
Auto Physical Damage
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2021
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$83.8	$82.3	$83.4	$83.4	$83.4	$83.3	$83.3	$83.3	$83.3	$83.3	$—	78.2
2013		91.4	88.9	88.7	88.6	88.5	88.5	88.5	88.5	88.4	—	80.9
2014			95.6	95.6	95.4	95.2	95.2	95.2	95.2	95.2	—	87.9
2015				99.3	98.0	97.6	97.5	97.6	97.6	97.6	—	87.5
2016					112.4	109.5	109.3	109.6	109.6	109.5	—	93.2
2017						115.5	111.8	110.5	110.6	110.5	—	91.3
2018							109.0	108.9	108.3	108.3	—	94.5
2019								111.6	110.5	110.0	(0.2)	92.2
2020									87.0	86.9	(0.8)	68.8
2021										105.0	(6.7)	69.7
									Total	$994.7

($ in millions)
Auto Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$80.5	$83.4	$83.4	$83.4	$83.3	$83.3	$83.3	$83.3	$83.3	$83.3
2013		85.1	88.7	88.6	88.5	88.5	88.5	88.5	88.4	88.4
2014			88.9	95.4	95.3	95.3	95.3	95.2	95.2	95.2
2015				92.1	97.9	97.7	97.6	97.6	97.6	97.6
2016					106.5	109.7	109.5	109.6	109.6	109.6
2017						105.2	110.8	110.7	110.6	110.6
2018							103.6	109.1	108.3	108.3
2019								106.2	110.7	110.1
2020									84.1	87.6
2021										97.3
								Total		988.0
								Outstanding prior to 2012		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$6.7

Horace Mann Educators Corporation	Annual Report on Form 10-K 111

NOTE 8 - Unpaid Claims and Claim Expenses (continued)
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the Consolidated Balance Sheet is as follows:

($ in millions)	Year Ended December 31,
2021
Property & Casualty segment
Net reserves
Homeowners	$52.8
Auto liability	171.5
Auto physical damage	6.7
Other short duration lines	2.8
Total net reserves for unpaid claims and claim adjustment expense, net of reinsurance	233.8

Reinsurance recoverable on unpaid claims
Homeowners	1.4
Auto liability	99.9
Other short duration lines	9.0
Total reinsurance recoverable on unpaid claims	110.3

Insurance lines other than short duration(1)	63.5
Unallocated claims adjustment expenses	18.3
Total other than short duration and unallocated claims adjustment expenses	81.8

Gross reserves, end of year(1)	$425.9
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
The Company's catastrophe losses incurred of approximately $78.2 million, $84.4 million and $52.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. For 2021, catastrophe losses were impacted by winter storm events, wind/hail/tornado events, as well as wildfires, tropical storms and hurricanes.

112 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 9 - Reinsurance and Catastrophes (continued)
The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other assets in the Consolidated Balance Sheets were as follows:

($ in millions)	December 31,
	2021	2020
Reinsurance recoverables on reserves and unpaid claims
Property & Casualty
Reinsurance companies	$10.4	$13.2
State insurance facilities	99.9	99.7
Life and health	9.3	9.6
Total	$119.6	$122.5

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

($ in millions)	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Year Ended December 31, 2021
Premiums written and contract deposits(2)	$1,370.1	$23.1	$9.4	$1,356.4
Premiums and contract charges earned	913.2	33.3	9.7	889.6
Benefits, claims and settlement expenses	619.3	7.8	6.2	617.7

Year Ended December 31, 2020
Premiums written and contract deposits(2)	1,369.9	20.4	9.8	1,359.3
Premiums and contract charges earned	949.6	28.8	9.9	930.7
Benefits, claims and settlement expenses	475.7	(86.2)	7.0	568.9

Year Ended December 31, 2019
Premiums written and contract deposits(2)	1,337.8	23.9	10.6	1,324.5
Premiums and contract charges earned	917.6	30.4	10.8	898.0
Benefits, claims and settlement expenses	633.9	56.3	7.5	585.1
(1)    Excludes the annuity reinsurance agreement accounted for using the deposit method that is discussed in Note 6.
(2)    This measure is not based on accounting principles generally accepted in the U.S. (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2021. Past due reinsurance recoverables as of December 31, 2021 were not material.
The Company maintains catastrophe excess of loss reinsurance coverage. For 2021, the Company's catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (FHCF). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25.0 million per occurrence up to $170.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million.
For liability coverages, in 2021, the Company reinsured each loss above a retention of $1.0 million with coverage up to $5.0 million on a per occurrence basis and $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply. For property coverages, in 2021, the Company reinsured each loss above a retention of $1.0 million up to $5.0 million on a per risk basis, including catastrophe

Horace Mann Educators Corporation	Annual Report on Form 10-K 113

NOTE 9 - Reinsurance and Catastrophes (continued)
losses. Also, the Company could submit to the reinsurers two per risk losses from the same occurrence for a total of $8.0 million of property recovery in any one event.
The maximum individual life insurance risk retained by the Company is $0.5 million on any individual life, while either $0.1 million or $0.125 million is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. For 2021, the Company reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. The Company's life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
The Company retains all of the risk on its supplemental health product lines, including accidental death risk embedded within certain products. However, the Company’s other accidental death and dismemberment risk issued through all other policies and riders are ceded 100%.
NOTE 10 - Debt
Indebtedness and scheduled maturities consisted of the following:

($ in millions)	Interest Rates	Final Maturity	December 31,
			2021	2020
Short-term debt
Bank Credit Facility	Variable	2026	$249.0	$135.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.3 and $0.4 and unamortized debt issuance costs of $1.1 and $1.3	4.50%	2025	248.6	248.3
Federal Home Loan Bank borrowing	0.00%	2022	5.0	54.0
Total			$502.6	$437.3
(1)    The Company designates debt obligations as "long-term" based on maturity date at issuance.
Credit Agreement with Financial Institutions (Bank Credit Facility)
Effective July 12, 2021, the Company, as borrower, amended its Credit Agreement (Bank Credit Facility). The amended Bank Credit Facility increased the amount available on the senior revolving credit facility from $225.0 million to $325.0 million. PNC Bank, National Association and JPMorgan Chase Bank, N.A. serve as joint lead arrangers under the amended Bank Credit Facility, with The Northern Trust Company, KeyBank National Association, U.S. Bank National Association, Illinois National Bank and Comerica Bank as lenders participating in the syndicate. Terms and conditions of the Bank Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points.
As of December 31, 2021, the amount outstanding on the senior revolving credit facility was $249.0 million. The $76.0 million unused portion of the Bank Credit Facility is available for use and subject to a variable commitment fee, which was 0.15% on an annual basis at December 31, 2021.
On December 31, 2021, the Company utilized $114.0 million of the senior revolving credit facility to fund a portion of the acquisition of Madison National that occurred effective January 1, 2022, and the Company expects that the unused portion of the senior revolving credit facility will be available for ongoing working capital, capital expenditures and general corporate expenditures.
Senior Notes
As of December 31, 2021, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount of 0.265% resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. The Senior Notes are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 35 basis points, plus, in either of the above cases, accrued interest to the date of redemption.

114 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 10 - Debt (continued)
Federal Home Loan Bank Borrowings
In 2017, Horace Mann Insurance Company (HMIC) became a member of the FHLB, which provides HMIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of membership stock, in June 2017, HMIC purchased common stock to meet the membership requirement. Any borrowing from the FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage - such as 2.0% based on the Reduced Capitalization Advance Program. In the fourth quarter of 2017, HMIC purchased common stock to meet the activity-based requirement. In 2021, the Board authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowings. As of December 31, 2021, the Company had $5.0 million of borrowings outstanding with FHLB that mature on May 16, 2022. There is no interest on this borrowing. HMIC's FHLB borrowings of $5.0 million are included in Long-term debt in the Consolidated Balance Sheets.
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
NOTE 11 - Income Taxes
The income tax assets and liabilities included in Other assets and Other liabilities, respectively, in the Consolidated Balance Sheets were as follows:

($ in millions)	December 31,
	2021	2020
Income tax (asset) liability
Current	$(9.5)	$(12.6)
Deferred	190.5	206.7

Horace Mann Educators Corporation	Annual Report on Form 10-K 115

NOTE 11 - Income Taxes (continued)
Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying value of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The "temporary differences" that gave rise to the deferred tax balances were as follows:

($ in millions)	December 31,
	2021	2020
Deferred tax assets
Unearned premium reserve reduction	$11.7	$11.5
Compensation accruals	9.6	9.5
Impaired securities	2.3	2.1
Other comprehensive income - net funded status of benefit plans	2.7	3.0
Discounting of unpaid claims and claim expense tax reserves	2.5	2.5
Intangibles	0.1	—
Postretirement benefits other than pensions	0.3	0.3
Total gross deferred tax assets	29.2	28.9
Deferred tax liabilities
Other comprehensive income - net unrealized gains on securities	101.1	124.7
Deferred policy acquisition costs	37.3	36.3
Life insurance future policy benefit reserve	30.7	26.7
Life insurance future policy benefit reserve (transitional rule)	8.5	10.7
Discounting of unpaid claims and claim expense tax reserves (transitional rule)	0.6	0.8
Investment related adjustments	37.3	34.2
Intangibles	—	0.2
Other, net	4.2	2.0
Total gross deferred tax liabilities	219.7	235.6
Net deferred tax liability	$190.5	$206.7

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2021 and 2020.
The components of the provision for income tax expense were as follows:

($ in millions)	Years Ended December 31,
	2021	2020	2019
Current	$27.7	$16.9	$31.5
Deferred	4.4	9.4	20.5
Total income tax expense	$32.1	$26.3	$52.0

116 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 11 - Income Taxes (continued)
Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 21% for 2021, 2020 and 2019 to income before income taxes as follows:

($ in millions)	Years Ended December 31,
	2021	2020	2019
Expected federal tax on income	$36.7	$33.5	$49.6
Add (deduct) tax effects of:
Tax-exempt interest	(3.9)	(4.2)	(4.2)
Dividend received deduction	(2.2)	(1.5)	(1.4)
Goodwill impairment	—	0.2	5.9
CARES Act net operating loss carryback	—	(2.8)	—
Employee share-based compensation	(1.3)	(0.5)	0.3
Compensation deduction limitation	1.5	0.7	0.7
Prior year adjustments	0.1	(0.2)	(0.7)
Other, net	1.2	1.1	1.8
Income tax expense provided on income	$32.1	$26.3	$52.0

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
HMEC and its subsidiaries file a consolidated federal income tax return. The federal income tax sharing agreements between HMEC and its subsidiaries, as approved by the Board, provide that tax on income is charged to each subsidiary as if it were filing a separate tax return with the limitation that each subsidiary will receive the benefit of any losses or tax credits to the extent utilized in the consolidated tax return. Intercompany balances are settled quarterly with a final settlement after filing the consolidated federal income tax return with the IRS. National Teachers Associates Life Insurance Company and NTA Life Insurance Company of New York are not included in HMEC's consolidated federal income tax return and will file separate federal income tax returns until they are eligible to participate in HMEC's consolidated federal income tax return. This is expected to occur in 2025.

Horace Mann Educators Corporation	Annual Report on Form 10-K 117

NOTE 11 - Income Taxes (continued)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

($ in millions)	Years Ended December 31,
	2021	2020	2019
Balance as of the beginning of the year	$2.3	$2.0	$1.8
Increases related to prior year tax positions	—	0.2	0.1
Decreases related to prior year tax positions	(0.1)	—	—
Increases related to current year tax positions	—	0.1	0.1
Settlements	—	—	—
Lapse of statute	(0.5)	—	—
Balance as of the end of the year	$1.7	$2.3	$2.0

The Company's effective tax rate would be affected to the extent there were unrecognized tax benefits that could be recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly change within the next 12 months.
The Company classifies all tax related interest and penalties as income tax expense.
Interest and penalties were both immaterial in each of the years ended December 31, 2021, 2020 and 2019.
NOTE 12 - Operating Leases
The Company has various operating lease agreements, primarily for real estate offices. Such leases have remaining lease terms of 1 year to 4 years, some of which may include options to extend certain leases for up to an additional 25 years.
The components of lease expense were as follows:

($ in millions)	Years Ended December 31,
	2021	2020
Operating lease cost	$4.3	$4.5
Short-term lease cost	0.1	0.1
Total lease cost	$4.4	$4.6

Supplemental cash flow information related to operating leases was as follows:

($ in millions)	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$4.3	$4.5

Supplemental balance sheet information related to operating leases were as follows:

($ in millions, except lease terms and discount rates)	December 31,
	2021	2020
Assets:
Right of use assets, included in Other assets	$9.0	$12.6
Liabilities:
Operating lease liabilities, included in Other liabilities	$10.0	$13.6

Weighted average remaining lease term	3.07	3.63
Weighted average discount rate	3.67%	3.75%

118 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 12 - Operating Leases (continued)
Future minimum lease payments under non-cancellable operating leases as of December 31, 2021 are as follows:

($ in millions)
Year Ending December 31,
2022	$4.2
2023	3.5
2024	2.0
2025	0.8
2026	—
Thereafter	—
Total future minimum lease payments	10.5
Less imputed interest	(0.5)
Total	$10.0
NOTE 13 - Shareholders' Equity and Share-Based Compensation
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
During 2021, the Company repurchased 140,758 shares of its common stock, or 0.3% of the shares outstanding as of December 31, 2020, at an aggregate cost of $5.3 million, or an average price of $37.49 per share. During 2020, the Company repurchased 52,095 shares of its common stock, or 0.1% of the shares outstanding as of December 31, 2019, at an aggregate cost of $2.2 million, or an average price of $41.17 per share. During 2019, the Company did not repurchase any shares of its common stock. In total and through December 31, 2021, 1,040,226 shares were repurchased under the Program at an average price of $33.33 per share. The repurchase of shares was funded through use of cash. As of December 31, 2021, $15.3 million remained authorized for future share repurchases under the Program.
At December 31, 2021, the Company held 25,043,337 shares in treasury.
Authorization of Preferred Stock
In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of 0.001 par value preferred stock. The Board is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were issued or outstanding at December 31, 2021 and 2020.
2010 Comprehensive Executive Compensation Plan
In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the Comprehensive Plan). The purpose of the Comprehensive Plan is to aid the Company in attracting, retaining, motivating and rewarding employees and non-employee Directors; to provide for equitable and competitive compensation opportunities, including deferral opportunities; to encourage long-term service; to recognize individual contributions and reward achievement of Company goals; and to promote the creation of long-term value for the Company's shareholders by closely aligning the interests of plan participants with those of shareholders. The Comprehensive Plan authorizes share-based and cash-based incentives for plan participants. In 2012, the shareholders of HMEC approved the implementation of a fungible share pool under which grants of full value shares will count against the share limit as two and one half shares for every share subject to a full value award. In May 2021, the shareholders of HMEC approved an amendment and restatement of the Comprehensive Plan which included an increase of 2,500,000 in the number of shares of common stock reserved for issuance under the Comprehensive Plan. As of December 31, 2021, approximately 2,688,416

Horace Mann Educators Corporation	Annual Report on Form 10-K 119

NOTE 13 - Shareholders' Equity and Share-Based Compensation (continued)
shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.
As further described in the paragraphs below, CSUs, stock options and RSUs under the Comprehensive Plan were as follows:

	December 31,
	2021	2020	2019
CSUs related to deferred compensation for Directors	26,313	23,609	28,526
CSUs related to deferred compensation for employees	16,571	20,467	25,194
Stock options	1,032,128	916,287	908,557
RSUs related to incentive compensation	834,981	823,393	889,438
Total	1,909,993	1,783,756	1,851,715
Director Common Stock Units
Deferred compensation for Directors is in the form of CSUs, which represent an equal number of common shares to be issued in the future. The outstanding units of Directors serving on the Board accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.
Employee Common Stock Units
Deferred compensation for employees is in the form of CSUs, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2021, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.
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
Changes in outstanding options were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable
December 31, 2020	$38.99	$28.88-$42.95	916,287	437,197
Granted	$40.10	$40.10-$40.10	183,272	—
Vested	$41.27	$28.88-$42.95	—	163,519
Exercised	$31.35	$31.01-$32.35	(8,015)	(8,015)
Forfeited	$41.39	$41.10-$42.73	(49,411)	—
Expired	$42.23	$41.83-$42.73	(10,005)	—
December 31, 2021	$39.10	$28.88-$42.95	1,032,128	592,701

120 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 13 - Shareholders' Equity and Share-Based Compensation (continued)
Option information segregated by ranges of exercise prices were as follows:

	December 31, 2021
		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term
	$28.88-$33.41	195,192	$30.81	3.59	195,192	$30.81	3.59
	$36.04-$41.95	687,556	$40.61	7.52	285,474	$40.84	6.35
	$42.73-$42.73	149,380	$42.95	6.18	112,035	$42.95	6.18
Total		1,032,128	$39.10	6.58	592,701	$37.94	5.41

The weighted average exercise prices of vested and exercisable options as of December 31, 2020 and 2019 were $36.59 and $34.81, respectively.
As of December 31, 2021, based on a closing stock price of $38.70 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $1.5 million and $1.5 million, respectively.
Restricted Stock Units
RSUs may be granted to executive officers, other employees and Directors and represent an equal number of common shares to be issued in the future. The RSUs vest in installments based on service or attainment of performance criteria generally beginning in the first year from the date of grant and generally become fully vested 1 to 4 years from the date of grant. The outstanding units accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional RSUs.
Changes in outstanding RSUs were as follows:

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
December 31, 2020	823,393	$33.88	484,984	$27.48
Granted(1)	205,474	$41.29	—	—
Adjustment for performance achievement	14,272	$45.01	—	—
Vested	—	—	145,319	$42.15
Forfeited	(47,214)	$43.08	—	—
Distributed(2)	(160,944)	$38.43	(160,944)	—
December 31, 2021	834,981	$34.50	469,359	$28.27
(1)    Includes dividends reinvested into additional RSUs.
(2)    Includes distributed units which were utilized to satisfy withholding taxes due on the distribution.

Horace Mann Educators Corporation	Annual Report on Form 10-K 121

NOTE 14 - Statutory Information and Dividend Restrictions

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
The following table includes selected information for HMEC's insurance subsidiaries:

($ in millions)	Year Ended December 31,
	2021	2020	2019
Consolidated net income, statutory basis	$117.2	$141.9	$62.3
Consolidated capital and surplus, statutory basis(1)	$1,017.4	$937.3	$868.8
(1)    Subject to regulatory restrictions.

The NAIC has risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. At December 31, 2021 and 2020, the minimum statutory-basis capital and surplus required to be maintained by HMEC's insurance subsidiaries was $123.0 million and $113.2 million, respectively. At December 31, 2021 and 2020, statutory capital and surplus of each of the Company's insurance subsidiaries was above required levels. The restricted net assets of HMEC's insurance subsidiaries were $26.2 million and $26.9 million as of December 31, 2021 and 2020, respectively. The minimum statutory basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC's insurance subsidiaries combined. Authorized control level risk-based capital represents the minimum level of statutory basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer. The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.
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

122 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Total Expense and Contribution Plans' Information
Total expense recognized for the non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $9.2 million, $10.0 million and $9.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Contributions to employees' accounts under the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

($ in millions)	Year Ended December 31,
	2021	2020	2019
401(k) plan
Contributions to employees' accounts	$8.2	$8.2	$8.2
Total assets at the end of the year	246.9	228.4	206.2

Non-qualified defined contribution plan
Contributions to employees' accounts	0.1	0.1	0.1
Total assets at the end of the year	—	—	—

Horace Mann Educators Corporation	Annual Report on Form 10-K 123

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)
Defined Benefit Plan and Supplemental Retirement Plans
The following tables summarize the funded status of the defined benefit and supplemental retirement pension plans as of December 31, 2021, 2020 and 2019 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

($ in millions)	Defined Benefit Plan			Supplemental Defined Benefit Plans
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$24.3	$24.8	$25.1	$15.7	$15.2	$15.4
Service cost	0.6	0.7	0.7	—	—	—
Interest cost	0.5	0.7	1.0	0.3	0.5	0.6
Actuarial loss (gain)	(0.6)	1.0	—	(0.2)	1.3	0.5
Benefits paid	(2.6)	(1.5)	(2.0)	(1.3)	(1.3)	(1.3)
Settlements	—	(1.4)	—	—	—	—
Projected benefit obligation at end of year	$22.2	$24.3	$24.8	$14.5	$15.7	$15.2
Change in plan assets:
Fair value of plan assets at beginning of year	$22.0	$23.2	$22.1	$—	$—	$—
Actual return on plan assets	1.0	2.3	3.5	—	—	—
Employer contributions	—	—	—	1.3	1.3	1.3
Benefits paid	(2.6)	(1.5)	(2.0)	(1.3)	(1.3)	(1.3)
Expenses paid	(0.6)	(0.6)	(0.4)	—	—	—
Settlements	—	(1.4)	—	—	—	—
Fair value of plan assets at end of year	$19.8	$22.0	$23.2	$—	$—	$—
Funded status	$(2.4)	$(2.3)	$(1.6)	$(14.5)	$(15.7)	$(15.2)

Prepaid (accrued) benefit expense	$4.9	$5.5	$6.7	$8.7	$(9.3)	$(9.9)

Total amount recognized in Consolidated Balance Sheets, all in Other liabilities	$(2.4)	$(2.3)	$(1.7)	$(14.5)	$(15.7)	$(15.2)

Amounts recognized in accumulated other comprehensive income (loss) (AOCI):
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss	(7.3)	(7.8)	(8.3)	(6.5)	(6.4)	(5.3)
Total amount recognized in AOCI	$(7.3)	$(7.8)	$(8.3)	$(6.5)	$(6.4)	$(5.3)

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$22.2	$24.3	$24.8	$14.5	$15.7	$15.2
Accumulated benefit obligation	22.2	24.3	24.8	14.5	15.7	15.2
Fair value of plan assets	19.8	22.0	23.2	—	—	—

124 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)
The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2021 was primarily attributable to an increase in the discount rate and better than expected asset returns partially offset by updates to mortality assumptions, updated census dates and an updated mortality projection scale. The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2020 was primarily attributable to better than expected asset returns, updates to mortality assumptions and updated census dates partially offset by a decrease in the discount rate and an updated mortality projection scale. The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2019 was primarily attributable to better than expected asset returns, updates to mortality assumptions and updated census dates offset by a decrease in the discount rate.

($ in millions)	Defined Benefit Plan			Supplemental Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$—	$—	$—	$—	$—	$—
Other expenses	0.6	0.7	0.7	—	—	—
Interest cost	0.5	0.7	1.0	0.3	0.5	0.6
Expected return on plan assets	(0.9)	(1.0)	(1.3)	—	—	—
Settlement loss	—	0.5	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	0.4	0.3	0.3	0.4	0.3	0.3
Net periodic pension expense	$0.6	$1.2	$0.7	$0.7	$0.8	$0.9

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	(0.2)	0.3	(1.8)	(0.2)	1.3	0.5
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	(0.4)	(0.8)	(0.3)	(0.4)	(0.3)	(0.2)
Total recognized in other comprehensive income (loss)	$(0.6)	$(0.5)	$(2.1)	$(0.6)	$1.0	$0.3

Weighted average assumptions used to determine expense:
Discount rate	2.08%	3.10%	4.20%	2.08%	3.10%	4.20%
Expected return on plan assets	4.74%	4.80%	5.75%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	2.57%	2.08%	3.10%	2.57%	2.08%	3.10%
Expected return on plan assets	4.74%	4.80%	5.75%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

*    Not applicable.

Horace Mann Educators Corporation	Annual Report on Form 10-K 125

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)
The discount rates at December 31, 2021 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.
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

($ in millions)		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2021
Asset category
Equity security funds(1)
United States	$3.8	$—	$3.8	$—
International	3.3	—	3.3	—
Fixed income funds	12.4	—	12.4	—
Short-term investment funds	0.3	0.3	—	—
Total	$19.8	$0.3	$19.5	$—

December 31, 2020
Asset category
Equity security funds(1)
United States	$4.4	$—	$4.3	$—
International	4.3	—	4.3	—
Fixed income funds	13.1	—	13.1	—
Short-term investments funds	0.2	0.2	—	—
Total	$22.0	$0.2	$21.7	$—
(1)    None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC's common stock.

There were no Level 3 assets held during the years ended December 31, 2021 and 2020.
In 2022, the Company expects amortization of net losses of $0.3 million and $0.4 million for the defined benefit plan and the supplemental retirement plans, respectively, and expects no amortization of prior service cost for the supplemental retirement plans to be included in net periodic pension expense.
Postretirement Benefits Other than Pensions
As of December 31, 2006, upon discontinuation of retiree medical benefits, Health Reimbursement Accounts (HRAs) were established for eligible participants and totaled $7.3 million. As of December 31, 2021, the balance of the previously established HRAs was $1.2 million. Funding of HRAs was $0.0 million, $0.1 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

126 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)
2022 Contributions
In 2022, there is no minimum funding requirement for the Company's defined benefit plan. The following table discloses that minimum funding requirement and the expected full year contributions for the Company's plans.

($ in millions)	Defined Benefit Pension Plans
	Defined Benefit Plan	Supplemental Defined Benefit Plans
Minimum funding requirement for 2021	$—	$—
Expected contributions (approximations) for the year ended December 31, 2022 at the time of issuance of this Form 10-K(1)	$—	$1.3
(1)    HMEC's Annual Report on Form 10-K for the year ended December 31, 2021.
Estimated Future Benefit Payments
The Company's defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below. Therefore, actual results could vary from the estimates shown. Estimated future benefit payments as of December 31, 2021 were as follows:

($ in millions)	2022	2023	2024	2025	2026	2027-2031
Pension plans
Defined benefit plan	$2.3	$2.1	$2.1	$2.0	$1.8	$6.8
Supplemental retirement plans	1.3	1.3	1.2	1.2	1.2	5.1
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
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $858.1 million and $571.9 million for the years ended December 31, 2021 and 2020, respectively.

Horace Mann Educators Corporation	Annual Report on Form 10-K 127

NOTE 17 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
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
In the Consolidated Balance Sheets, the Company recognizes the net funded status of benefit plans as a component of AOCI, net of tax.
Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

($ in millions)	Year Ended December 31,
	2021	2020	2019
Net income	$142.8	$133.3	$184.4
Other comprehensive income (loss):
Change in net unrealized investment gains (losses) on fixed maturity securities:
Net unrealized investment gains (losses) on securities arising during the period	(104.9)	184.0	327.3
Less: reclassification adjustment for net investment gains (losses) included in income before income tax	(8.5)	11.2	157.4
Total, before tax	(96.4)	172.8	169.9
Income tax expense (benefit)	(20.8)	36.9	36.4
Total, net of tax	(75.6)	135.9	133.5
Change in net funded status of benefit plans:
Before tax	1.2	(0.5)	1.8
Income tax expense (benefit)	0.2	(0.1)	0.4
Total, net of tax	1.0	(0.4)	1.4
Total comprehensive income	$68.2	$268.8	$319.3

128 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 17 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)
Accumulated Other Comprehensive Income (Loss)
The following table reconciles the components of AOCI for the periods indicated.

($ in millions)	Net Unrealized Investment Gains (Losses) on Securities(1)(2)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, January 1, 2021	$366.3	$(11.2)	$355.1
Other comprehensive income (loss) before reclassifications	(82.3)	1.0	(81.3)
Amounts reclassified from AOCI	6.7	—	6.7
Net current period other comprehensive income (loss)	(75.6)	1.0	(74.6)
Ending balance, December 31, 2021	$290.7	$(10.2)	$280.5

Beginning balance, January 1, 2020	$230.4	$(10.8)	$219.6
Other comprehensive income (loss) before reclassifications	144.7	(0.4)	144.3
Amounts reclassified from AOCI	(8.8)	—	(8.8)
Net current period other comprehensive income (loss)	135.9	(0.4)	135.5
Ending balance, December 31, 2020	$366.3	$(11.2)	$355.1

Beginning balance, January 1, 2019	$96.9	$(12.2)	$84.7
Other comprehensive income (loss) before reclassifications	257.9	1.4	259.3
Amounts reclassified from AOCI	(124.4)	—	(124.4)
Net current period other comprehensive income (loss)	133.5	1.4	134.9
Ending balance, December 31, 2019	$230.4	$(10.8)	$219.6
(1)    All amounts are net of tax.
(2)    The pretax amounts reclassified from AOCI, $(8.5) million, $11.2 million and $157.4 million, are included in net investment gains (losses) and the related tax expenses, $(1.8) million, $2.4 million and $33.0 million, are included in income tax expense in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in Note 3.

Horace Mann Educators Corporation	Annual Report on Form 10-K 129

NOTE 18 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)	Years Ended December 31,
	2021	2020	2019
Cash	$133.0	$21.8	$25.2
Restricted cash	0.7	0.5	0.3
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$133.7	$22.3	$25.5

Cash paid during the year for:
Interest	$13.5	$15.5	$14.1
Income taxes	23.7	17.3	22.9

Non-cash investing activities include $2.1 billion of investments transferred to a reinsurer as consideration paid in connection with a reinsurance transaction of a $2.9 billion block of in force fixed and variable annuity business in 2019. See Note 6 for further information.
Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 19 - Segment Information
The Company conducts and manages its business through five reporting segments. The four operating segments, representing the major lines of business, are: Property & Casualty (primarily personal lines of auto and property insurance products), Supplemental (primarily cancer, heart, hospital, supplemental disability and accident coverages), Retirement (primarily tax-qualified fixed and variable annuities) and Life (life insurance). The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fifth reporting segment, Corporate & Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable.
The accounting policies of the segments are the same as those described in Note 1. The Company accounts for intersegment transactions, primarily the allocation of operating and agency costs from Corporate & Other to Property & Casualty, Supplemental, Retirement and Life, on a direct cost basis.

130 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 19 - Segment Information (continued)
Summarized financial information for these segments is as follows:

($ in millions)	Years Ended December 31,
	2021	2020	2019
Premiums and contract charges earned
Property & Casualty	$617.4	$650.1	$683.5
Supplemental(1)	125.3	130.7	65.8
Retirement	38.5	29.7	29.1
Life	108.4	120.2	119.6
Total	$889.6	$930.7	$898.0

Net investment income
Property & Casualty	$61.1	$42.6	$41.7
Supplemental(1)	24.8	17.8	7.5
Retirement	255.9	229.8	245.5
Life	83.1	69.8	72.0
Corporate & Other	(0.1)	(0.2)	(0.1)
Intersegment eliminations	(2.3)	(2.2)	(1.5)
Total	$422.5	$357.6	$365.1

Net income (loss)
Property & Casualty	$57.0	$76.5	$54.3
Supplemental(1)	46.3	43.1	18.0
Retirement	52.0	20.1	(4.8)
Life	16.1	10.4	17.6
Corporate & Other	(28.6)	(16.8)	99.3
Total	$142.8	$133.3	$184.4

($ in millions)	December 31,
	2021	2020	2019
Assets
Property & Casualty	$1,243.4	$1,324.9	$1,327.1
Supplemental	854.9	811.5	747.6
Retirement	9,939.1	9,198.7	8,330.1
Life	2,129.5	2,044.5	1,965.0
Corporate & Other	281.8	182.3	173.0
Intersegment eliminations	(64.8)	(90.1)	(64.1)
Total	$14,383.9	$13,471.8	$12,478.7
(1)    Acquired on July 1, 2019. The twelve month comparison is not meaningful.

Horace Mann Educators Corporation	Annual Report on Form 10-K 131

NOTE 19 - Segment Information (continued)
Additional significant financial information for these segments is as follows:

($ in millions)	Years Ended December 31,
	2021	2020	2019
DAC amortization expense
Property & Casualty	$67.7	$74.4	$79.5
Supplemental(1)	1.2	1.3	0.4
Retirement	18.5	16.7	21.5
Life	7.3	7.5	7.8
Total	$94.7	$99.9	$109.2

Income tax expense (benefit)
Property & Casualty	$13.2	$15.4	$14.0
Supplemental(1)	12.7	12.0	5.1
Retirement	9.9	2.1	33.8
Life	3.6	2.4	4.9
Corporate & Other	(7.3)	(5.6)	(5.8)
Total	$32.1	$26.3	$52.0
(1)    Acquired on July 1, 2019. The twelve month comparison is not meaningful.

132 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 9. I Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (Exchange Act) as of December 31, 2021. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have assessed our internal control over financial reporting as of December 31, 2021. The standard measures adopted by management in making its evaluation are the measures in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the

Horace Mann Educators Corporation	Annual Report on Form 10-K 133

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
Based on our assessment, we concluded that our internal control over financial reporting was effective at December 31, 2021, and that there were no material weaknesses in our internal control over financial reporting as of that date.
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
Opinion on Internal Control Over Financial Reporting
We have audited Horace Mann Educators Corporation and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I to IV and VI (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

134 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

/s/ KPMG LLP
KPMG LLP
Chicago, Illinois
February 25, 2022
ITEM 9B. I Other Information
Not applicable.
ITEM 9C. I Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Our Proxy Statement will be filed with the SEC no later than April 30, 2022 in preparation for our 2022 Annual Meeting of Shareholders. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference, to that Proxy Statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.

Horace Mann Educators Corporation	Annual Report on Form 10-K 135

ITEM 10. I Directors, Executive Officers and Corporate Governance
(a)    The following sections of our Proxy Statement for our 2022 Annual Meeting of Shareholders, are incorporated herein by reference: "Board of Directors and Committees", "Executive Officers", "Delinquent Section 16(a) Reports", and "Corporate Governance".
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
ITEM 11. I Executive Compensation
The "Proposal No. 2 - Advisory Resolution to Approve Named Executive Officers' Compensation" section of our Proxy Statement for our 2022 Annual Meeting of Shareholders, is incorporated herein by reference. It includes "Compensation Discussion and Analysis", and "Compensation Committee Report".
ITEM 12. I Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)    The "Security Ownership of Certain Beneficial Owners and Management" section of our Proxy Statement for our 2022 Annual Meeting of Shareholders, is incorporated herein by reference.
(b)    The "Equity Compensation Plan Information" section of our Proxy Statement for our 2022 Annual Meeting of Shareholders, is incorporated herein by reference. Additional information on share-based compensation under our equity compensation plans is available in Part II - Item 8, Note 13 of the Consolidated Financial Statements.
ITEM 13. I Certain Relationships and Related Transactions and Director Independence
The following sections of our Proxy Statement for our 2022 Annual Meeting of Shareholders, are incorporated by reference: "Corporate Governance - Director Independence", and "Corporate Governance - Related Person Transactions".
ITEM 14. I Principal Accountant Fees and Services
Information required for this Item 14 is incorporated herein by reference, to our Proxy Statement for our 2022 Annual Meeting of Shareholders in the section "Proposal No. 3 - Ratification of Independent Registered Public Accounting Firm".

136 Annual Report on Form 10-K	Horace Mann Educators Corporation

PART IV
ITEM 15. I Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company are contained in Part II - Item 8 of this report, Page 71 to Page 132

(a)(2) Financial statement schedules

Schedule I - Summary of Investments - Other than Investments in Related Parties, Page 138

Schedule II - Condensed Financial Information of Registrant, Page 139

Schedules III and VI Combined - Supplementary Insurance Information and Supplemental Information Concerning Property & Casualty Insurance Operations, Page 143

Schedule IV - Reinsurance, Page 144

Horace Mann Educators Corporation	Annual Report on Form 10-K 137

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION
 SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2021
 ($ in millions)

Type of Investments	Cost (1)	Fair Value	Amount Shown in Balance Sheet
Fixed maturity securities
U.S. Government and federally sponsored agency obligations	$776.4	$828.4	$828.4
States, municipalities and political subdivisions	1,519.7	1,703.4	1,703.4
Foreign government bonds	40.2	43.6	43.6
Public utilities	91.8	100.4	100.4
All other corporate bonds	2,091.6	2,251.0	2,251.0
Asset-backed securities	935.4	943.2	943.2
Residential mortgage-backed securities (non-agency)	21.5	21.6	21.6
Commercial mortgage-backed securities	286.7	310.3	310.3
Redeemable preferred stocks	34.4	37.4	37.4

Total fixed maturity securities	5,797.7	6,239.3	6,239.3

Equity securities
Industrial, miscellaneous and all other	4.7	4.7	4.7
Banking & finance and insurance companies	1.4	1.4	1.4
Public utilities	0.2	0.2	0.2
Non-redeemable preferred stocks	119.4	119.4	119.4
Closed-end fund	21.5	21.5	21.5

Total equity securities	147.2	147.2	147.2

Limited partnership interests	712.8	XXX	712.8
Short-term investments	157.8	XXX	157.8
Policy loans	142.1	XXX	142.1
Derivatives	7.8	$10.7	10.7
Mortgage loans	6.7	XXX	6.7
Other	32.9	XXX	32.9

Total investments	$7,005.0	XXX	$7,449.5
(1)    Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accretion of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

138 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE II
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS
As of December 31, 2021 and 2020
($ in millions, except share data)

	December 31,
	2021	2020
ASSETS

Investments and cash	$115.3	$4.1
Investments in subsidiaries	2,191.3	2,121.0
Other assets	11.3	58.9

Total assets	$2,317.9	$2,184.0

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt	$249.0	$135.0
Long-term debt	248.6	248.3
Other liabilities	12.9	10.6

Total liabilities	510.5	393.9

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $1,000 par value, authorized 75,000,000 shares; issued, 2021, 66,436,821; 2020, 66,316,797	0.1	0.1
Additional paid-in capital	495.3	488.4
Retained earnings	1,524.9	1,434.6
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains on fixed maturity securities	290.7	366.3
Net funded status of benefit plans	(10.2)	(11.2)
Treasury stock, at cost, 2021, 25,043,337 shares; 2020, 24,902,579 shares	(493.4)	(488.1)

Total shareholders' equity	1,807.4	1,790.1

Total liabilities and shareholders' equity	$2,317.9	$2,184.0

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 139

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS
 ($ in millions)

	Year Ended December 31,
	2021	2020	2019
Revenues
Net investment income	$(0.1)	$(0.2)	$(0.1)
Net investment gains	—	—	—

Total revenues	(0.1)	(0.2)	(0.1)

Expenses
Interest expense	13.8	14.8	14.3
Other	11.2	5.7	12.6

Total expenses	25.0	20.5	26.9

Loss before income tax benefit and equity in net earnings of subsidiaries	(25.1)	(20.7)	(27.0)
Income tax benefit	(5.4)	(5.3)	(6.0)
Loss before equity in net earnings of subsidiaries	(19.7)	(15.4)	(21.0)
Equity in net earnings of subsidiaries	162.5	148.7	205.4

Net income	$142.8	$133.3	$184.4

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

140 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net Income	$142.8	$133.3	$184.4
Equity in net income of subsidiaries	(162.5)	(148.7)	(205.4)
Dividends received from subsidiaries	66.0	167.0	363.2
Changes in:
Income taxes	1.8	2.0	3.4
Operating assets and liabilities	8.4	(5.9)	8.3
Other	4.1	1.7	0.7

Net cash provided by operating activities	60.6	149.4	354.6

Cash flows from investing activities
Purchase of equity securities	—	1.0	—
Net increase (decrease) in short-term investments	2.7	(1.5)	3.3
Capital contributions to subsidiaries	(5.0)	(97.0)	—
Acquisition of businesses	—	—	(444.1)

Net cash provided by (used in) investing activities	(2.3)	(97.5)	(440.8)

Cash flows from financing activities
Dividends paid to shareholders	(51.4)	(49.6)	(47.3)
Principal borrowings on senior revolving credit facility	114.0	—	135.0
Acquisition of treasury stock	(5.3)	(2.2)	—
Proceeds from exercise of stock options	0.3	2.4	1.7
Withholding tax payments on RSUs tendered	(2.0)	(2.3)	(3.7)

Net cash (used in) provided by financing activities	55.6	(51.7)	85.7

Net increase (decrease) in cash	113.9	0.2	(0.5)
Cash at beginning of period	0.3	0.1	0.6

Cash at end of period	$114.2	$0.3	$0.1

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 141

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 NOTE TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

142 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION
 SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION
SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY & CASUALTY INSURANCE OPERATIONS
($ in millions)

Column identification for
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G		H		I		J	K

	Deferred policy acquisition costs	Future policy benefits, claims and claim expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claim adjustment expenses incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claim adjustment expenses	Premiums written
Segment									Current year	Prior years
Year Ended December 31, 2021
Property & Casualty	$24.4	$362.4	$—	$249.8	$—	$617.4	$61.1	$447.9	$455.1	$(7.2)	$67.7	$97.2	$455.1	$607.8
Supplemental	4.2	393.9	xxx	3.1	72.5	125.3	24.8	40.0	xxx	xxx	1.1	52.5	xxx	xxx
Retirement	153.8	4,967.7	xxx	0.7	869.8	38.5	255.9	166.3	xxx	xxx	18.5	67.5	xxx	xxx
Life	65.6	1,279.7	xxx	1.5	3.6	108.4	83.1	127.9	xxx	xxx	7.4	36.8	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(2.4)	N/A	xxx	xxx	N/A	24.4	xxx	xxx

Total	$248.0	$7,003.7	xxx	$255.1	$945.9	$889.6	$422.5	$782.1	xxx	xxx	$94.7	$278.4	xxx	xxx

Year Ended December 31, 2020
Property & Casualty	$26.1	$372.1	$—	$259.4	$—	$650.1	$42.6	$431.0	$441.2	$(10.2)	$74.4	$97.7	$438.2	$635.5
Supplemental	4.3	392.4	xxx	3.1	41.5	130.7	17.8	43.1	xxx	xxx	1.3	51.7	xxx	xxx
Retirement	137.7	4,874.2	xxx	0.7	706.3	29.7	229.8	164.8	xxx	xxx	16.8	72.0	xxx	xxx
Life	61.7	1,245.4	xxx	1.3	3.5	120.2	69.8	134.6	xxx	xxx	7.4	35.3	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(2.4)	N/A	xxx	xxx	N/A	20.7	xxx	xxx

Total	$229.8	$6,884.1	xxx	$264.5	$751.3	$930.7	$357.6	$773.5	xxx	xxx	$99.9	$277.4	xxx	xxx

Year Ended December 31, 2019
Property & Casualty	$28.6	$387.0	$—	$274.0	$—	$683.5	$41.7	$475.6	$483.1	$(7.5)	$79.4	$105.5	$486.6	$683.1
Supplemental	2.0	390.3	xxx	3.2	—	65.8	7.5	24.7	xxx	xxx	0.5	26.5	xxx	xxx
Retirement	185.3	4,698.4	xxx	0.8	643.8	29.1	245.5	173.1	xxx	xxx	21.5	90.7	xxx	xxx
Life	60.8	1,201.6	xxx	1.2	3.5	119.6	72.0	124.5	xxx	xxx	7.8	37.9	xxx	xxx
Other, including consolidating eliminations	N/A	N/A	xxx	N/A	N/A	N/A	(1.6)	N/A	xxx	xxx	N/A	26.4	xxx	xxx

Total	$276.7	$6,677.3	xxx	$279.2	$647.3	$898.0	$365.1	$797.9	xxx	xxx	$109.2	$287.0	xxx	xxx
N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 143

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION
 REINSURANCE
 ($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2021
Life insurance in force	$20,440.3	$4,533.6	$—	$15,906.7	—
Premiums
Property & Casualty	$623.0	$15.3	$9.7	$617.4	1.6%
Supplemental	125.6	0.3	—	125.3	—
Retirement	48.7	10.2	—	38.5	—
Life	115.9	7.5	—	108.4	—

Total premiums	$913.2	$33.3	$9.7	$889.6	1.1%

Year Ended December 31, 2020
Life insurance in force	$19,821.2	$4,619.1	$—	$15,202.1	—
Premiums
Property & Casualty	$652.9	$12.7	$9.9	$650.1	1.5%
Supplemental	130.9	0.2	—	130.7	—
Retirement	38.0	8.3	—	29.7	—
Life	127.7	7.5	—	120.2	—

Total premiums	$949.5	$28.7	$9.9	$930.7	1.1%

Year Ended December 31, 2019
Life insurance in force	$19,179.8	$4,813.2	$—	$14,366.6	—
Premiums
Property & Casualty	$689.2	$16.5	$10.8	$683.5	1.6%
Supplemental	65.9	0.1	—	65.8	—
Retirement	35.6	6.5	—	29.1	—
Life	126.9	7.3	—	119.6	—

Total premiums	$917.6	$30.4	$10.8	$898.0	1.2%
Note:    Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

144 Annual Report on Form 10-K	Horace Mann Educators Corporation

(a)(3)    The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 145

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

146 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 147

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

10.14
Stock Purchase Agreement for Madison National Life, incorporated by reference to Exhibit 10.14 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 5, 2021.

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

(101) Interactive Data File:

101.1
The following information from Horace Mann Educators Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2021 and 2020 (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; (vi) Notes to Consolidated Financial Statements; (vii) Financial Statement Schedules; and (viii) the cover page.

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).
ITEM 16. I Form 10-K Summary
None.

148 Annual Report on Form 10-K	Horace Mann Educators Corporation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Horace Mann Educators Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION

By:	/s/ Marita Zuraitis	President and Chief Executive Officer	February 25, 2022
Marita Zuraitis
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date indicated.

	Signature	Title	Date

By:	/s/ Marita Zuraitis	President, Chief Executive Officer and Director	February 25, 2022
	Marita Zuraitis	(Principal Executive Officer)

By:	/s/ Bret A. Conklin	Executive Vice President and Chief Financial Officer	February 25, 2022
	Bret A. Conklin	(Principal Financial Officer)

By:	/s/ Kimberly A. Johnson	Senior Vice President and Controller	February 25, 2022
	Kimberly A. Johnson	(Principal Accounting Officer)

By:	/s/ H. Wade Reece	Chairman of the Board of Directors	February 25, 2022
H. Wade Reece

By:	/s/ Thomas A. Bradley	Director	February 25, 2022
Thomas A. Bradley

By:	/s/ Mark S. Casady	Director	February 25, 2022
Mark S. Casady

By:	/s/ Daniel A. Domenech	Director	February 25, 2022
Daniel A. Domenech

By:	/s/ Perry G. Hines	Director	February 25, 2022
Perry G. Hines

By:	/s/ Mark E. Konen	Director	February 25, 2022
Mark E. Konen

By:	/s/ Beverly J. McClure	Director	February 25, 2022
Beverley J. McClure

By:	/s/ Elaine A. Sarsynski	Director	February 25, 2022
Elaine A. Sarsynski

By:	/s/ Robert Stricker	Director	February 25, 2022
Robert Stricker

Horace Mann Educators Corporation	Annual Report on Form 10-K 149