Form 10-Q
period 2022-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2022-05-09
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of April 30, 2022, the registrant had 41,431,097 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2022, the related consolidated statements of operations, comprehensive loss and changes in shareholders' equity for the three-month periods ended March 31, 2022 and 2021, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
May 9, 2022

Horace Mann Educators Corporation	1	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2022, $5,970.7; 2021, $5,797.7)	$5,987.4	$6,239.3
Equity securities at fair value	126.8	147.2
Limited partnership interests	801.9	712.8
Short-term and other investments	337.0	350.2
Total investments	7,253.1	7,449.5
Cash	49.1	133.7
Deferred policy acquisition costs	323.5	248.0
Reinsurance balances receivable	510.9	153.2
Deposit asset on reinsurance	2,491.8	2,481.5
Intangible assets	200.6	145.4
Goodwill	56.3	43.5
Other assets	320.2	288.1
Separate Account (variable annuity) assets	3,221.9	3,441.0
Total assets	$14,427.4	$14,383.9

Liabilities and Shareholders' Equity
Policy liabilities
Investment contract and policy reserves	$7,020.2	$6,577.8
Unpaid claims and claim expenses	475.7	425.9
Unearned premiums	244.4	255.1
Total policy liabilities	7,740.3	7,258.8
Other policyholder funds	1,009.8	945.9
Other liabilities	415.9	428.2
Short-term debt	249.0	249.0
Long-term debt	253.7	253.6
Separate Account (variable annuity) liabilities	3,221.9	3,441.0
Total liabilities	12,890.6	12,576.5
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2022, 66,484,165; 2021, 66,436,821	0.1	0.1
Additional paid-in capital	496.6	495.3
Retained earnings	1,525.9	1,524.9
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains on fixed maturity securities	20.0	290.7
Net funded status of benefit plans	(10.2)	(10.2)
Treasury stock, at cost, 2022, 25,103,083 shares; 2021, 25,043,337 shares	(495.6)	(493.4)
Total shareholders’ equity	1,536.8	1,807.4
Total liabilities and shareholders’ equity	$14,427.4	$14,383.9

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Statements of Operations
Revenues
Net premiums and contract charges earned	$255.9	$227.6
Net investment income	97.9	95.5
Net investment losses	(15.5)	(9.0)
Other income	8.5	7.9

Total revenues	346.8	322.0

Benefits, losses and expenses
Benefits, claims and settlement expenses	177.0	134.3
Interest credited	40.8	50.6
Operating expenses	76.8	58.0
DAC unlocking and amortization expense	26.4	24.1
Intangible asset amortization expense	4.2	3.3
Interest expense	3.9	3.5

Total benefits, losses and expenses	329.1	273.8

Income before income taxes	17.7	48.2
Income tax expense	3.2	8.9

Net income	$14.5	$39.3

Net income per share
Basic	$0.35	$0.94
Diluted	$0.35	$0.93

Weighted average number of shares and equivalent shares
Basic	41.9	41.9
Diluted	42.1	42.1

Statements of Comprehensive Loss
Net income	$14.5	$39.3
Other comprehensive loss, net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	(270.7)	(122.7)
Change in net funded status of benefit plans	—	—
Other comprehensive loss	(270.7)	(122.7)
Comprehensive loss	$(256.2)	$(83.4)

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1
Options exercised	—	—
Conversion of common stock units	—	—
Conversion of restricted stock units	—	—
Ending balance	0.1	0.1

Additional paid-in capital
Beginning balance	495.3	488.4
Options exercised and conversion of common stock units and restricted stock units	(0.6)	(1.2)
Share-based compensation expense	1.9	2.0
Ending balance	496.6	489.2

Retained earnings
Beginning balance	1,524.9	1,434.6
Net income	14.5	39.3
Dividends, 2022, $0.32 per share; 2021, $0.31 per share	(13.5)	(13.1)
Ending balance	1,525.9	1,460.8

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	280.5	355.1
Change in net unrealized investment gains (losses) on fixed maturity securities	(270.7)	(122.7)
Change in net funded status of benefit plans	—	—
Ending balance	9.8	232.4

Treasury stock, at cost
Beginning balance	(493.4)	(488.1)
Acquisition of shares	(2.2)	(1.5)
Ending balance	(495.6)	(489.6)
Shareholders' equity at end of period	$1,536.8	$1,692.9

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows - operating activities
Net income	$14.5	$39.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	15.5	9.0
Depreciation and intangible asset amortization	3.8	5.5
Share-based compensation expense	2.1	2.2
Income from equity method investments, net of dividends or distributions	1.6	(6.8)
Changes in:
Accrued investment income	(4.5)	(5.0)
Insurance liabilities	450.5	80.8
Amounts due under reinsurance agreements	(357.7)	(4.0)
Income tax liabilities	3.4	8.9
Other operating assets and liabilities	(31.0)	9.0
Other	(2.5)	3.1
Net cash provided by operating activities	95.7	142.0
Cash flows - investing activities
Fixed maturity securities
Purchases	(397.4)	(478.4)
Sales	168.3	95.5
Maturities, paydowns, calls and redemptions	234.4	176.3
Equity securities
Purchases	(1.1)	(28.4)
Sales and repayments	6.8	0.4
Limited partnership interests
Purchases	(111.0)	(58.6)
Sales	20.5	13.7
Change in short-term and other investments, net	26.2	40.0
Acquisition of business, net of cash acquired	(164.4)	—
Net cash used in investing activities	(217.7)	(239.5)
Cash flows - financing activities
Dividends paid to shareholders	(13.2)	(12.9)
Acquisition of treasury stock	(2.2)	(1.5)
Proceeds from exercise of stock options	—	0.3
Withholding tax payments on RSUs tendered	(0.9)	(1.7)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	182.8	235.8
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(117.9)	(101.1)
Life policy accounts:
Deposits	2.2	2.2
Withdrawals and surrenders	(0.8)	(1.1)
Change in deposit asset on reinsurance	(14.2)	(2.8)
Change in book overdrafts	1.6	(2.6)
Net cash provided by financing activities	37.4	114.6
Net (decrease) increase in cash	(84.6)	17.1
Cash at beginning of period	133.7	22.3
Cash at end of period	$49.1	$39.4

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	5	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Basis of Presentation and Significant Accounting Policies
Business
Horace Mann Educators Corporation is a holding company for insurance subsidiaries that market and underwrite personal lines of property and casualty insurance products (primarily personal lines of auto and property insurance), life insurance products, retirement products (primarily tax-qualified fixed and variable annuities), voluntary supplemental insurance products (primarily cancer, heart, hospital, supplemental disability and accident coverages), and employer-sponsored group benefit products (primarily short-term and long-term group disability, and group term life coverages), primarily to K-12 teachers, administrators and other employees of public schools and their families (collectively, HMEC, the Company or Horace Mann).
As described more fully in Note 2, the Company acquired Madison National Life Insurance Company, Inc. (Madison National) effective January 1, 2022. In conjunction with the acquisition, management changed how it manages and conducts business resulting in three operating segments: (1) Property & Casualty, (2) Life & Retirement, and (3) Supplemental & Group Benefits (which includes the results of Madison National).
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
The accompanying Consolidated Financial Statements and Notes thereto are unaudited. These financial statements reflect all adjustments (generally consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Part II - Item 8, Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
The most significant critical accounting estimates include valuation of hard-to-value fixed maturity securities, evaluation of credit loss impairments for fixed maturity securities, evaluation of goodwill and intangible assets for impairment, valuation of annuity and life deferred policy acquisition costs, valuation of liabilities for property and casualty unpaid claims and claim expenses, valuation of certain investment contracts and policy reserves and valuation of assets acquired and liabilities assumed under purchase accounting and purchase price allocation.

Horace Mann Educators Corporation	6	Quarterly Report on Form 10-Q

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Future Adoption of New Accounting Standards
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued targeted improvements to the accounting and disclosure guidance for long-duration insurance contracts. Under the new guidance, the cash flow assumptions used to measure the liability for future policy benefits for traditional insurance contracts will be required to be updated at least annually with changes recognized as a benefit expense (i.e., assumptions will no longer be locked-in).
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
NOTE 2 - Acquisitions
Effective January 1, 2022, the Company acquired all the equity interests in Madison National pursuant to a Stock Purchase Agreement (Agreement) dated as of July 14, 2021. The adjusted purchase price of the transaction was $172.3 million. The seller of Madison National has a potential earn-out of up to $12.5 million payable in cash, if specified financial targets are achieved by the end of 2023. The adjusted purchase price is subject to finalization within 165 days of the acquisition date pursuant to the terms of the Agreement. As a result of the acquisition, Madison National became a wholly owned subsidiary of the Company. Madison National is a leading writer of employer-sponsored benefits provided to educators by K-12 school districts. Founded in 1961 and headquartered in Madison, Wisconsin, Madison National offers short- term and long-term group disability, group term life, and worksite solutions products, including accident and critical illness.
Madison National's results are being reported in the operating segment titled "Supplemental & Group Benefits". The amount of revenues and pretax loss for Madison National since the date of acquisition included in the Company's Consolidated Statement of Operations for the three months ended March 31, 2022 are $40.0 million and $(0.7) million (inclusive of the $1.2 million non-cash impact from amortization of intangible assets under purchase accounting), respectively.
The Company has not yet completed the process of estimating the fair value of Madison National assets acquired and liabilities assumed, including, but not limited to, intangible assets, policy reserves and certain tax-related balances. Accordingly, the Company’s preliminary estimates and the allocation of the adjusted purchase price to the assets acquired and liabilities assumed are subject to change as the Company completes the process. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations, changes if any, to the preliminary estimates and allocation of the adjusted purchase price will be reported in the Company’s financial statements as an adjustment to the opening balance sheet. Based on the Company’s preliminary allocation of the adjusted purchase price, the fair values of the assets acquired and liabilities assumed were as follows:

Horace Mann Educators Corporation	7	Quarterly Report on Form 10-Q

NOTE 2 - Acquisitions (continued)

($ in millions)
Assets:
Investments	$90.4
Cash and short-term investments	123.4
Reinsurance recoverable	356.0
Intangible assets(1)	59.4
Other assets	23.2
Liabilities:
Investment contract and policy reserves	274.5
Unpaid claims and claim expenses	48.2
Unearned premiums	1.5
Other policyholder funds	152.8
Other liabilities	15.9
Total identifiable net assets acquired	159.5
Goodwill(2)	12.8
Purchase price	$172.3
(1)    Intangible assets consist of the value of business acquired, value of customer relationships and state licenses. The intangible assets that are amortizable have estimated lives of one to ten years. See Note 5 for further information.
(2)    The amount of goodwill that is expected to be deductible for federal income tax purposes is $18.6 million.
NOTE 3 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2022	2021
Fixed maturity securities	$58.6	$58.0
Equity securities	1.3	1.1
Limited partnership interests	13.0	11.3
Short-term and other investments	2.7	2.8
Investment expenses	(2.6)	(2.1)
Net investment income - investment portfolio	73.0	71.1
Investment income - deposit asset on reinsurance	24.9	24.4
Total net investment income	$97.9	$95.5
Net Investment Losses
Net investment (losses) gains for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2022	2021
Fixed maturity securities	$(2.3)	$(5.4)
Equity securities	(15.5)	(2.7)
Short-term investments and other	2.3	(0.9)
Net investment losses	$(15.5)	$(9.0)

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

Horace Mann Educators Corporation	8	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
Net Investment Losses by Transaction Type
The following table reconciles net investment losses by transaction type:

($ in millions)	Three Months Ended March 31,
	2022	2021
Credit loss impairments(1)	$(0.9)	$(1.1)
Intent-to-sell impairments	(0.9)	(2.1)
Total impairments on investments recognized in net income	(1.8)	(3.2)
Sales and other, net	1.1	(2.1)
Change in fair value - equity securities	(17.1)	(2.8)
Change in fair value and losses realized on settlements - derivatives	2.3	(0.9)
Net investment losses	$(15.5)	$(9.0)
(1)    For the three months ended March 31, 2022 and 2021, the Company recognized a valuation allowance of $0.9 million and $1.1 million, respectively, for credit loss impairments with respect to fixed maturity securities available for sale.
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended March 31,
	2022	2021
Beginning balance	$7.7	$—
Credit losses on fixed maturity securities for which credit losses were not previously reported	—	1.1
Net increase related to credit losses previously reported	0.9	—
Reduction of credit allowances related to sales	—	—
Write-offs	(0.3)	—
Ending balance	$8.3	$1.1

Horace Mann Educators Corporation	9	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$613.4	$15.2	$13.1	$615.5
Other, including U.S. Treasury securities	372.5	11.5	20.9	363.1
Municipal bonds	1,530.9	72.2	23.6	1,579.5
Foreign government bonds	41.3	1.4	0.1	42.6
Corporate bonds	2,308.1	63.4	75.5	2,296.0
Other asset-backed securities	1,104.5	7.1	20.9	1,090.7
Totals	$5,970.7	$170.8	$154.1	$5,987.4

December 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$612.1	$51.9	$1.5	$662.5
Other, including U.S. Treasury securities	342.5	27.7	4.3	365.9
Municipal bonds	1,519.7	184.4	0.7	1,703.4
Foreign government bonds	40.2	3.4	—	43.6
Corporate bonds	2,217.7	176.2	5.2	2,388.7
Other asset-backed securities	1,065.5	16.6	6.9	1,075.2
Totals	$5,797.7	$460.2	$18.6	$6,239.3
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $346.8 million and $376.7 million; Federal Home Loan Mortgage Corporation (FHLMC) of $303.7 million and $326.5 million; and Government National Mortgage Association (GNMA) of $100.7 million and $112.1 million as of March 31, 2022 and December 31, 2021, respectively.

Horace Mann Educators Corporation	10	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position at March 31, 2022 and December 31, 2021, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses at March 31, 2022 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of March 31, 2022, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. Therefore, it was determined that the unrealized losses on the fixed maturity securities presented in the table below were not indicative of any impairments as of March 31, 2022.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$238.4	$10.7	$11.0	$2.4	$249.4	$13.1
Other	116.2	9.2	50.4	11.7	166.6	20.9
Municipal bonds	456.0	23.4	1.4	0.2	457.4	23.6
Foreign government bonds	1.5	0.1	—	—	1.5	0.1
Corporate bonds	1,012.5	66.7	74.9	8.8	1,087.4	75.5
Other asset-backed securities	637.5	14.5	160.2	6.4	797.7	20.9
Total	$2,462.1	$124.6	$297.9	$29.5	$2,760.0	$154.1

Number of positions with a gross unrealized loss	1,756		189		1,945
Fair value as a percentage of total fixed maturity securities at fair value	41.1%		5.0%		46.1%

December 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$67.4	$1.3	$3.9	$0.2	$71.3	$1.5
Other	59.5	1.7	35.1	2.6	94.6	4.3
Municipal bonds	56.8	0.7	0.6	—	57.4	0.7
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	220.7	3.8	44.1	1.4	264.8	5.2
Other asset-backed securities	379.0	3.8	128.2	3.1	507.2	6.9
Total	$783.4	$11.3	$211.9	$7.3	$995.3	$18.6

Number of positions with a gross unrealized loss	516		122		638
Fair value as a percentage of total fixed maturity securities at fair value	12.6%		3.4%		16.0%

Fixed maturity securities with an investment grade rating represented 90.6% of the gross unrealized losses as of March 31, 2022. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

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

($ in millions)	Percent of Total Fair Value		March 31, 2022
	March 31, 2022	December 31, 2021	Fair Value	Amortized Cost, net
Estimated expected maturity:
Due in 1 year or less	4.1%	4.0%	$248.0	$248.0
Due after 1 year through 5 years	27.4	27.0	1,638.0	1,628.4
Due after 5 years through 10 years	27.2	27.7	1,626.1	1,599.9
Due after 10 years through 20 years	24.1	23.9	1,443.1	1,429.5
Due after 20 years	17.2	17.4	1,032.2	1,064.9
Total	100.0%	100.0%	$5,987.4	$5,970.7

Average option-adjusted duration, in years	6.6	6.7

Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended March 31,
	2022	2021
Fixed maturity securities
Proceeds received	$168.3	$95.5
Gross gains realized	2.4	1.2
Gross losses realized	(2.9)	(3.4)

Equity securities
Proceeds received	$5.8	$0.4
Gross gains realized	1.7	0.1
Gross losses realized	(0.1)	—

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in accumulated other comprehensive income (AOCI), before the impact of DAC:

($ in millions)	Three Months Ended March 31,
	2022	2021
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$348.9	$439.8
Change in net unrealized investment gains (losses) on fixed maturity securities	(349.8)	(159.0)
Reclassification of net investment (gains) losses on fixed maturity securities to net income	14.1	6.4
End of period	$13.2	$287.2

Horace Mann Educators Corporation	12	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
Limited Partnership Interests
Investments in limited partnership interests are accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage loan funds, private equity funds, infrastructure debt funds, infrastructure equity funds and other funds. Principal factors influencing carrying amount appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for EMA limited partnership interests when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. The carrying amounts of EMA limited partnership interests were as follows:

($ in millions)
	March 31, 2022	December 31, 2021
Commercial mortgage loan funds	$429.2	$346.8
Private equity funds	70.2	74.0
Infrastructure debt funds	62.8	62.4
Infrastructure equity funds	67.2	58.3
Other funds(1)	172.5	171.3
Total	$801.9	$712.8
(1)Other funds consist primarily of limited partnership interests in hedge funds, real estate equity and corporate mezzanine funds.
Offsetting of Assets and Liabilities
The Company's derivatives are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached. Information regarding the Company's derivatives is contained in Part II - Item 8, Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2022
Asset derivatives:
Free-standing derivatives	$6.0	$—	$6.0	$1.5	$5.2	$(0.7)

December 31, 2021
Asset derivatives:
Free-standing derivatives	$10.7	$—	$10.7	$4.5	$6.4	$(0.2)
Deposits
At March 31, 2022 and December 31, 2021, fixed maturity securities with a fair value of $29.1 million and $26.2 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, at March 31, 2022 and December 31, 2021, fixed maturity securities with a fair value of $921.0 million and $870.1 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $847.5 million at March 31, 2022 and $787.5 million at December 31, 2021. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.

Horace Mann Educators Corporation	13	Quarterly Report on Form 10-Q

NOTE 4 - Fair Value of Financial Instruments

The Company is required to disclose estimated fair values for certain financial and nonfinancial assets and liabilities. Fair values of the Company’s insurance contracts other than annuity contracts (which are investment contracts) and EMA limited partnership interests are not required to be disclosed. However, the estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts.
Information regarding the three-level hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at each reporting date is included in Part II - Item 8, Note 4 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Horace Mann Educators Corporation	14	Quarterly Report on Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the three months ended March 31, 2022 and 2021, there were no transfers between Level 1 and Level 2. At March 31, 2022, Level 3 invested assets comprised 5.9% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
March 31, 2022
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$615.5	$615.5	$—	$615.5	$—
Other, including U.S. Treasury securities	363.1	363.1	25.2	337.9	—
Municipal bonds	1,579.5	1,579.5	—	1,525.4	54.1
Foreign government bonds	42.6	42.6	—	42.6	—
Corporate bonds	2,296.0	2,296.0	14.0	2,056.0	226.0
Other asset-backed securities	1,090.7	1,090.7	—	1,000.9	89.8
Total fixed maturity securities	5,987.4	5,987.4	39.2	5,578.3	369.9
Equity securities	126.8	126.8	25.6	99.9	1.3
Short-term investments	126.9	126.9	122.0	4.9	—
Other investments	38.1	38.1	—	38.1	—
Totals	$6,279.2	$6,279.2	$186.8	$5,721.2	$371.2
Separate Account (variable annuity) assets(1)	$3,221.9	$3,221.9	$3,221.9	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$1.5	$1.5	$—	$1.5	$—
Other policyholder funds, embedded derivatives	$99.1	$99.1	$—	$—	$99.1

December 31, 2021
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$662.5	$662.5	$—	$662.5	$—
Other, including U.S. Treasury securities	365.9	365.9	17.7	348.2	—
Municipal bonds	1,703.4	1,703.4	—	1,642.6	60.8
Foreign government bonds	43.6	43.6	—	43.6	—
Corporate bonds	2,388.7	2,388.7	14.9	2,163.5	210.3
Other asset-backed securities	1,075.2	1,075.2	—	976.3	98.9
Total fixed maturity securities	6,239.3	6,239.3	32.6	5,836.7	370.0
Equity securities	147.2	147.2	35.2	110.6	1.4
Short-term investments	157.8	157.8	157.8	—	—
Other investments	43.6	43.6	—	43.6	—
Totals	$6,587.9	$6,587.9	$225.6	$5,990.9	$371.4
Separate Account (variable annuity) assets(1)	$3,441.0	$3,441.0	$3,441.0	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$2.1	$2.1	$—	$2.1	$—
Other policyholder funds, embedded derivatives	$106.6	$106.6	$—	$—	$106.6
(1)    Separate Account (variable annuity) liabilities are equal to the estimated fair value of the Separate Account (variable annuity) assets.

Horace Mann Educators Corporation	15	Quarterly Report on Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, January 1, 2022	$60.8	$210.3	$98.9	$370.0	$1.4	$371.4	$106.6
Transfers into Level 3(3)	—	67.5	4.7	72.2	—	72.2	—
Transfers out of Level 3(3)	(3.2)	—	(4.8)	(8.0)	—	(8.0)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(0.9)	(0.9)	(0.1)	(1.0)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(5.2)
Net unrealized investment gains (losses) included in OCI	(3.4)	(6.4)	(4.1)	(13.9)	—	(13.9)	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	0.9
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(45.4)	(4.0)	(49.5)	—	(49.5)	(3.2)
Ending balance, March 31, 2022	$54.1	$226.0	$89.8	$369.9	$1.3	$371.2	$99.1

Beginning balance, January 1, 2021	$59.6	$155.8	$139.4	$354.8	$0.3	$355.1	$104.5
Transfers into Level 3(3)	—	24.1	3.1	27.2	—	27.2	—
Transfers out of Level 3(3)	—	(27.3)	(5.9)	(33.2)	—	(33.2)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	4.3
Net unrealized investment gains (losses) included in OCI	(0.9)	(2.0)	(0.3)	(3.2)	—	(3.2)	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	0.7
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(1.5)	(4.1)	(5.7)	—	(5.7)	(1.9)
Ending balance, March 31, 2021	$58.6	$149.1	$132.2	$339.9	$0.3	$340.2	$107.6
(1)Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.
(2)Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)Transfers into and out of Level 3 during the three months ended March 31, 2022 and 2021 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the three months ended March 31, 2022, the Company had net investment losses of $1.0 million and no net investment losses for the three months ended March 31, 2021, that were included in net income and were primarily attributable to credit loss impairments for Level 3 financial assets. For the three months ended March 31, 2022, the Company had net investment gains of $5.2 million that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities; for the three months ended March 31, 2021, the respective net investment losses were $4.3 million.

Horace Mann Educators Corporation	16	Quarterly Report on Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in millions)
Financial Assets	Fair Value at March 31, 2022	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Municipal bonds	$54.1	discounted cash flow	option adjusted spread	360 - 409 bps
Corporate bonds	226.0	discounted cash flow	N spread(2)	213 - 379 bps
		discounted cash flow	T spread(3)	100 - 560 bps
		discounted cash flow	yield	2.7% - 10.7%
		discounted cash flow	discount rate	11.3% - 12.0%
		market comparable	option adjusted spread	12.5%
Mortgage-backed and other asset-backed securities	89.8	vendor price	haircut	3.0% - 5.0%
		discounted cash flow	discount margin	14.6%
		discounted cash flow	discount rate	8.5% - 20.0%
		discounted cash flow	median comparable yield	10.0% - 22.0%
		market comparable	median price	$28.54 - $92.06
		discounted cash flow	N spread(2)	213 - 379 bps
		discounted cash flow	T spread(3)	100 - 560 bps
Equity securities	1.3	Black-Scholes	volatility	low 30.0% - high 42.1%
		discounted cash flow	variable	$100.00 - $121.95

($ in millions)
Financial Liabilities	Fair Value at March 31, 2022	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Derivatives embedded in fixed indexed annuity products	$99.1	discounted cash flow	lapse rate	5.3%
			mortality multiplier(4)	66.8%
			option budget	0.9% - 2.5%
			non-performance adjustment(5)	5.0%
(1)    When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.
(2)    "N spread" is the interpolated weighted average life point on the swap curve.
(3)    "T spread" is a specific point on the OTR curve.
(4)    Mortality multiplier is applied to the Annuity 2000 table.
(5)    Determined as a percentage of the risk-free rate.

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets and financial liabilities classified as Level 3 are subject to the control processes as described in Part II - Item 8, Note 4 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as those used for fixed maturity securities.

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
Financial Instruments Not Carried at Fair Value
The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. These financial assets and financial liabilities are further described in Part II - Item 8, Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The following table presents the carrying amount, fair value and fair value hierarchy of these financial assets and financial liabilities.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
March 31, 2022
Financial Assets
Other investments	$172.0	$175.5	$—	$—	$175.5
Deposit asset on reinsurance	2,491.8	2,628.4	—	—	2,628.4
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,958.0	5,021.8	—	—	5,021.8
Investment contract and policy reserves, account values on life contracts	106.9	116.9	—	—	116.9
Other policyholder funds	910.7	910.7	—	842.9	67.8
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	253.7	265.8	—	265.8	—

December 31, 2021
Financial Assets
Other investments	$148.8	$152.4	$—	$—	$152.4
Deposit asset on reinsurance	2,481.5	2,935.1	—	—	2,935.1
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,941.3	5,004.9	—	—	5,004.9
Investment contract and policy reserves, account values on life contracts	105.4	115.4	—	—	115.4
Other policyholder funds	839.3	839.3	—	782.8	56.5
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	253.6	277.4	—	277.4	—

Horace Mann Educators Corporation	18	Quarterly Report on Form 10-Q

NOTE 5 - Goodwill and Intangible Assets
The Company conducts impairment testing for goodwill and intangible assets at least annually, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. See Part II - Item 8, Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding impairment testing.
The carrying amount of goodwill by reporting unit as of March 31, 2022 was as follows:

($ in millions)	December 31, 2021	Impairment	Acquisition	March 31, 2022
Property & Casualty	$9.5	$—	$—	$9.5
Life & Retirement	14.4	—	—	14.4
Supplemental & Group Benefits	19.6	—	12.8	32.4
Total	$43.5	$—	$12.8	$56.3

As of March 31, 2022, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of Benefit Consultants Group, Inc. (BCG) and NTA Life Enterprises, LLC (NTA) during 2019, as well as the acquisition of Madison National during 2022. The acquisitions of BCG, NTA and Madison National resulted in initial recognition of definite-lived intangible assets subject to amortization in the amounts of $14.1 million, $160.4 million and $56.5 million, respectively. As of March 31, 2022 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in millions)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	28	$100.1
Value of distribution acquired	17	54.0
Value of agency relationships	14	17.0
Value of customer relationships	10	59.9
Total	20	231.0
Accumulated amortization and impairments:
Value of business acquired		(20.5)
Value of distribution acquired		(12.4)
Value of agency relationships		(6.7)
Value of customer relationships		(4.5)
Total		(44.1)
Net intangible assets subject to amortization:		$186.9
With regards to the definite-lived intangible assets in the table above, the value of business acquired intangible asset represents the present value of the expected underwriting profit within policies that were in force on the date of acquisition. The value of distribution acquired intangible asset represents the present value of future business to be written by the existing agency force. The value of agency relationships intangible asset represents the present value of the commission overrides retained by NTA. The value of customer relationships intangible asset represents the present value of the expected profits from existing BCG customers in force at the date of acquisition as well as the present value of future business to be produced by Madison National's existing independent producing brokers. All of the aforementioned definite-lived intangible assets were valued using the income approach.

Horace Mann Educators Corporation	19	Quarterly Report on Form 10-Q

NOTE 5 - Goodwill and Intangible Assets (continued)
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in millions)
Year Ending December 31,
2022 (excluding the three months ended March 31, 2022)	$12.6
2023	15.5
2024	15.1
2025	14.8
2026	14.5
Thereafter	114.4
Total	$186.9
The value of business acquired intangible asset is being amortized by product based on the present value of future premiums to be received. The value of distribution acquired intangible asset is being amortized on a straight-line basis. The value of agency relationships intangible asset is being amortized based on the present value of future premiums to be received. The value of customer relationships intangible assets are being amortized based on the present value of future profits to be received for BCG and based on the present value of future premiums for Madison National.
Indefinite-lived intangible assets (not subject to amortization) as of March 31, 2022 were as follows:

($ in millions)
Trade names	$7.9
State licenses	5.8
Total	$13.7
The trade names intangible asset represents the present value of future savings accruing to NTA and BCG by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. The state licenses intangible asset represents the regulatory licenses held by NTA and Madison National that were valued using the cost approach.

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

($ in millions)	Three Months Ended March 31,
	2022	2021
Property & Casualty
Beginning gross reserves(1)	$362.4	$372.2
Less: reinsurance recoverables	110.3	112.9
Net reserves, beginning of period(2)	252.1	259.3
Incurred claims and claim expenses:
Claims occurring in the current period	108.3	94.8
Decrease in estimated reserves for claims occurring in prior periods(3)	—	—
Total claims and claim expenses incurred(4)	108.3	94.8
Claims and claim expense payments for claims occurring during:
Current period	33.8	34.4
Prior periods	78.4	58.1
Total claims and claim expense payments	112.2	92.5
Net reserves, end of period(2)	248.2	261.6
Plus: reinsurance recoverables	108.0	112.5
Ending gross reserves(1)	$356.2	$374.1
(1)Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Life & Retirement and Supplemental & Group Benefits of $119.5 million and $78.4 million as of March 31, 2022 and 2021, respectively, in addition to Property & Casualty reserves.
(2)Reserves net of anticipated reinsurance recoverables.
(3)Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(4)Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Life & Retirement and Supplemental & Group Benefits of $68.7 million and $39.5 million for the three months ended March 31, 2022 and 2021, respectively, in addition to Property & Casualty amounts.

There were no net favorable development of total reserves for Property & Casualty claims occurring in prior years for the three months ended March 31, 2022 and 2021, respectively.

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

($ in millions)	Direct Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Three months ended March 31, 2022
Net premiums written and contract deposits(2)	$359.6	$14.9	$12.4	$357.1
Net premiums and contract charges earned	260.5	17.2	12.6	255.9
Benefits, claims and settlement expenses	179.5	11.5	9.0	177.0

Three months ended March 31, 2021
Net premiums written and contract deposits(2)	$320.6	$5.9	$1.5	$316.2
Net premiums and contract charges earned	234.2	8.4	1.8	227.6
Benefits, claims and settlement expenses	135.6	2.5	1.2	134.3
(1)    Excludes the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.
NOTE 8 - Commitments
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $790.4 million and $858.1 million as of March 31, 2022 and December 31, 2021, respectively.

Horace Mann Educators Corporation	22	Quarterly Report on Form 10-Q

NOTE 9 - Segment Information
The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of business, are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate & Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items in Corporate & Other have also included corporate debt retirement costs, when applicable.
In 2021 and prior, the Company conducted and managed its business through four operating segments: (1) Property & Casualty, (2) Supplemental, (3) Retirement, and (4) Life. The change in operating segments in 2022 aligns with leadership assignments and how the Company makes operating decisions and assesses performance as well as maintaining discrete financial information to evaluate performance and allocate resources. Accordingly, the presentation of prior period segment information has been reclassified to conform to the current year's presentation.
Summarized financial information for these segments is as follows:

($ in millions)	Three Months Ended March 31,
	2022	2021
Net premiums and contract charges earned
Property & Casualty	$150.2	$155.8
Life & Retirement	35.8	39.4
Supplemental & Group Benefits	69.9	32.4
Total	$255.9	$227.6

Net investment income
Property & Casualty	$7.2	$10.8
Life & Retirement	84.2	79.9
Supplemental & Group Benefits	7.1	5.4
Corporate & Other	—	—
Intersegment eliminations	(0.6)	(0.6)
Total	$97.9	$95.5

Net income (loss)
Property & Casualty	$8.5	$27.9
Life & Retirement	11.8	11.4
Supplemental & Group Benefits	11.2	11.3
Corporate & Other	(17.0)	(11.3)
Total	$14.5	$39.3

($ in millions)	March 31, 2022	December 31, 2021
Assets
Property & Casualty	$1,116.3	$1,243.4
Life & Retirement	11,707.5	12,064.7
Supplemental & Group Benefits	1,484.8	858.8
Corporate & Other	183.8	281.8
Intersegment eliminations	(65.0)	(64.8)
Total	$14,427.4	$14,383.9

Horace Mann Educators Corporation	23	Quarterly Report on Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Securities(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, January 1, 2022	$290.7	$(10.2)	$280.5
Other comprehensive income (loss) before reclassifications	(284.8)	—	(284.8)
Amounts reclassified from AOCI(2)	14.1	—	14.1
Net current period other comprehensive income (loss)	(270.7)	—	(270.7)
Ending balance, March 31, 2022	$20.0	$(10.2)	$9.8

Beginning balance, January 1, 2021	$366.3	$(11.2)	$355.1
Other comprehensive income (loss) before reclassifications	(129.1)	—	(129.1)
Amounts reclassified from AOCI(2)	6.4	—	6.4
Net current period other comprehensive income (loss)	(122.7)	—	(122.7)
Ending balance, March 31, 2021	$243.6	$(11.2)	$232.4
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(17.9) million and $(8.1) million, are included in Net investment losses and the related income tax expenses, $(3.8) million and $(1.7) million, are included in income tax expense in the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 3.
NOTE 11 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	March 31, 2022	December 31, 2021
Cash	$48.3	$133.0
Restricted cash	0.8	0.7
Total cash and restricted cash reported in the Consolidated Balance Sheets	$49.1	$133.7

($ in millions)	Three Months Ended March 31,
	2022	2021
Cash paid (recovered) for:
Interest	$0.6	$0.6
Income taxes	(0.3)	(0.1)
Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the three months ended March 31, 2022 and 2021, respectively.

Horace Mann Educators Corporation	24	Quarterly Report on Form 10-Q

ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's First Quarter 2022 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".
Forward-looking Information
Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation (referred to in Part I - Items 2 - 4 and Part II of this report as "we", "our", "us", the "Company", "Horace Mann" or "HMEC") is an insurance holding company. We are not under any obligation to (and expressly disclaim any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that our actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in our business. See Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding risks and uncertainties.
This MD&A covers the following:

Horace Mann Educators Corporation	25	Quarterly Report on Form 10-Q

Introduction
The purpose of this MD&A is to provide an understanding of our consolidated results of operations and financial condition. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Part I - Item 1 of this report.
HMEC is an insurance holding company focused on helping America’s educators and others who serve the community achieve lifelong financial success. Through our subsidiaries, we market and underwrite individual and group insurance and financial solutions tailored to the needs of the educational community including:
•personal lines of property and casualty insurance, primarily auto and property coverages
•voluntary insurance products, including cancer, heart, hospital, supplemental disability and accident
•employer-sponsored insurance products, primarily long-term disability and short-term disability
•retirement products, primarily tax-qualified fixed and variable annuities
•life insurance, primarily traditional term and whole life insurance products
We market our products primarily to K-12 teachers, administrators and other employees of public schools and their families.
Effective January 1, 2022, we acquired all the equity interests in Madison National Life Insurance Company, Inc., an insurance company organized under the laws of the State of Wisconsin (Madison National), for $172.3 million. The Seller will have a potential earn-out of up to $12.5 million payable in cash, if specified financial targets are achieved by the end of 2023. As a result of the acquisition, Madison National became a wholly owned subsidiary of HMEC.
Beginning in 2022, we are conducting and managing our business in three operating segments: (1) Property & Casualty, (2) Life & Retirement, and (3) Supplemental & Group Benefits. The Supplemental & Group Benefits segment includes the results of Madison National. We do not allocate the impact of corporate-level transactions to the operating segments, consistent with the basis for management's evaluation of the results of those segments, but classify those items in a separate reporting segment, Corporate & Other. See Part I - Item 1, Note 9 of the Consolidated Financial Statements in this report for more information.
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
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, we successfully met the challenges of the pandemic environment and are now operating in a hybrid model. In the hybrid working environment, we continue to monitor cybersecurity including increasing security and network monitoring to proactively identify and prevent potential security threats and vulnerabilities.
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
For further discussion regarding the current period and potential future impacts of COVID-19 and related economic conditions on HMEC, see Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021.

Horace Mann Educators Corporation	26	Quarterly Report on Form 10-Q

Consolidated Financial Highlights
(All comparisons vs. same periods in 2021, unless noted otherwise)

($ in millions)	Three Months Ended March 31,		2022-2021
	2022	2021	Change %
Total revenues	$346.8	$322.0	7.7%
Net income	14.5	39.3	-63.1%
Per diluted share:
Net income	0.35	0.93	-62.4%
Net investment losses after tax	(0.29)	(0.17)	N.M.
Book value per share	$37.14	$40.83	-9.0%
Net income return on equity - last twelve months	6.8%	9.3%
Net income return on equity - annualized	3.5%	9.0%

For the three months ended March 31, 2022, net income decreased $24.8 million primarily due to an increase in auto loss frequency that is approaching pre-pandemic levels and higher auto severity due to inflation as well as higher net investment losses from changes in fair values of equity securities.
Consolidated Results of Operations
(All comparisons vs. same periods in 2021, unless noted otherwise)

($ in millions)	Three Months Ended March 31,		2022-2021
	2022	2021	Change %
Net premiums and contract charges earned	$255.9	$227.6	12.4%
Net investment income	97.9	95.5	2.5%
Net investment losses	(15.5)	(9.0)	N.M.
Other income	8.5	7.9	7.6%
Total revenues	346.8	322.0	7.7%

Benefits, claims and settlement expenses	177.0	134.3	31.8%
Interest credited	40.8	50.6	-19.4%
Operating expenses	76.8	58.0	32.4%
DAC unlocking and amortization expense	26.4	24.1	9.5%
Intangible asset amortization expense	4.2	3.3	27.3%
Interest expense	3.9	3.5	11.4%
Total benefits, losses and expenses	329.1	273.8	20.2%

Income before income taxes	17.7	48.2	-63.3%
Income tax expense	3.2	8.9	-64.0%
Net income	$14.5	$39.3	-63.1%

Net Premiums and Contract Charges Earned
For the three months ended March 31, 2022, net premiums and contract charges earned increased $28.3 million, primarily due to the inclusion of Madison National partially offset by lower net premiums earned by Property & Casualty.
Net Investment Income
Excluding accreted investment income on the deposit asset on reinsurance, for the three months ended March 31, 2022, net investment income increased $1.9 million, primarily due to an increase in commercial mortgage fund income, partially offset by lower returns on other limited partnership interests. Investment yields

Horace Mann Educators Corporation	27	Quarterly Report on Form 10-Q

continue to be impacted by the low interest rate environment of recent years. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended March 31,
	2022	2021
Investment yield, excluding limited partnership interests, pretax - annualized*	4.3%	4.2%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.4%	3.3%

During the three months ended March 31, 2022, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We continue to fund commercial mortgage loan funds and limited partnership interests in line with our intent to increase our allocation to this portion of our portfolio to increase yields while balancing principal protection and risk.
Net Investment Losses
For the three months ended March 31, 2022, pretax net investment losses increased $6.5 million, primarily due to changes in fair values of equity securities. The breakdown of net investment losses by transaction type were as follows:

($ in millions)	Three Months Ended March 31,
	2022	2021
Impairments on investments recognized in net income	$(1.8)	$(3.2)
Sales and other, net	1.1	(2.1)
Change in fair value - equity securities	(17.1)	(2.8)
Change in fair value and losses realized on settlements - derivatives	2.3	(0.9)
Net investment losses	$(15.5)	$(9.0)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three months ended March 31, 2022, other income increased $0.6 million, primarily due to the inclusion of Madison National.
Benefits, Claims and Settlement Expenses
For the three months ended March 31, 2022, benefits, claims and settlement expenses increased $42.7 million, primarily due to an increase in underlying auto loss experience and the inclusion of Madison National, partially reduced by an offsetting $10.3 million change in interest credited.
Interest Credited
For the three months ended March 31, 2022, interest credited decreased $9.8 million driven primarily by an offsetting $10.3 million change in benefits, claims and settlement expenses. Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 2.4% as of March 31, 2022 and March 31, 2021, respectively.
Operating Expenses
For the three months ended March 31, 2022, operating expenses increased $18.8 million, primarily due to the inclusion of Madison National.

Horace Mann Educators Corporation	28	Quarterly Report on Form 10-Q

Deferred Policy Acquisition Costs (DAC) Unlocking and Amortization Expense
For the three months ended March 31, 2022, DAC unlocking and amortization expense increased $2.3 million, primarily due to unfavorable market-related DAC unlocking in the Life & Retirement segment.
Intangible Asset Amortization Expense
For the three months ended March 31, 2022, intangible asset amortization expense increased $0.9 million, due to the inclusion of Madison National.
Interest Expense
For the three months ended March 31, 2022, interest expense increased $0.4 million.
Income Tax Expense
The effective income tax rate, including net investment (losses) gains, was 18.1% and 18.5% for the three months ended March 31, 2022 and 2021, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 6.3 and 3.9 percentage points for the three months ended March 31, 2022 and 2021, respectively.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
At March 31, 2022, our federal income tax returns for years prior to 2014 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2022
The following discussion provides outlook information for our results of operations and capital position.
At the time of issuance of this Quarterly Report on Form 10-Q, due to the impact of inflation on our nearer-term auto results as well as the potential impact of market volatility on DAC unlocking, we now believe our 2022 core earnings per share is more likely to be at the lower end of the guidance range of $3.45-$3.65 discussed in our Outlook for 2022 in the Annual Report on Form 10-K for the year ended December 31, 2021. The outlook assumes a federal statutory corporate tax rate of 21%.
Horace Mann’s outlook for 2022 reflects accretion from newly acquired Madison National as well as estimates of the initial contributions of strategic growth initiatives. Full-year net investment income from the managed portfolio is estimated to be in line with 2021, with limited partnership portfolio returns modeled closer to the historical averages. We expect that the increase of interest rates in the capital markets that are being experienced may have a significant impact to net unrealized investment gains (losses) on fixed maturity securities reported in our Consolidated Balance Sheets. Results for each segment will reflect different considerations:
Property & Casualty Segment
In 2022, the underlying auto loss ratio is now expected to be higher in the near term than anticipated in the original guidance due to inflation. The longer-term combined ratio target remains 95-96%. The assumption for catastrophe losses continues to be approximately 9.5 points on the combined ratio, in line with the 10-year average. Net investment income in 2022 is expected to be lower than prior year in this segment, as it benefited from strong limited partnership returns in 2021.
Life & Retirement Segment
Net investment income is expected to be up slightly compared to 2021, maintaining the net investment spread near the 2021 level. Market volatility may cause DAC unlocking to have an outsized impact on segment earnings. The assumption for mortality is a return to actuarial expectations.

Horace Mann Educators Corporation	29	Quarterly Report on Form 10-Q

Supplemental & Group Benefits Segment
Claims utilization is expected to be near pre-pandemic levels leading to full-year benefit ratios of about 35% for voluntary products and about 50% for employer-sponsored products. Amortization of intangible assets is expected to be approximately $13 million, or 30 cents per share (after tax).
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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Application of Critical Accounting Estimates in that Form 10-K within which we have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for maturity securities
•Evaluation of goodwill and intangible assets for impairment
•Valuation of annuity and life deferred policy acquisition costs
•Valuation of liabilities for property and casualty unpaid claims and claim expenses
•Valuation of certain investment contract and policy reserves
Except as noted below, as of March 31, 2022, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.
Valuation of Assets Acquired and Liabilities Assumed under Purchase Accounting and Purchase Price Allocation
In accounting for the acquisition of Madison National Life Insurance Company, Inc. (Madison National), assets acquired and liabilities assumed are recognized based on estimated fair values as of the date of acquisition. The excess of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired is recognized as goodwill. A significant amount of judgment is involved in estimating the individual fair values of tangible assets, intangible assets, and other assets and liabilities. We used all available information to make these fair value determinations and engaged third-party consultants for valuation assistance. The fair value of assets and liabilities as of the acquisition date were estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an

Horace Mann Educators Corporation	30	Quarterly Report on Form 10-Q

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
The value of business acquired intangible asset (VOBA) represents the present value of the expected underwriting profit within policies that were in force on the date of acquisition. The value of relationships acquired intangible asset was valued based on the actuarial appraisal method net of VOBA. This represents expected future premiums arising from ongoing relationships and includes assumed growth in premium in the first projection year as well as all premiums in projection years two through ten. The state licenses intangible asset represents the regulatory licenses held by Madison National that were valued using the cost approach. The valuation of Madison National's policy reserves represents the present value of expected future benefits and expenses associated with the policies, valued using the actuarial appraisal approach.
The valuation of the assets acquired and liabilities assumed of Madison National noted above required management to make multiple judgments and assumptions to project future cash flows. Assumptions included future policy and contract charges, premiums, morbidity and mortality, and persistency by product, as well as expenses, investment returns, growth rates and other factors. One of the most significant inputs in these calculations is the discount rate used to arrive at the present value of the net cash flows. Actual experience on the purchased business may vary from these projections and the recovery of the net assets recorded is dependent upon the future profitability of the related business.
Results of Operations by Segment
Consolidated financial results primarily reflect the results of three operating segments (Property & Casualty, Life & Retirement, and Supplemental & Group Benefits) as noted in the Introduction and Outlook for 2022 sections of this MD&A, as well as the corporate and other line. These segments are defined based on financial information management uses to evaluate performance and to determine the allocation of resources.
The determination of segment data is described in more detail in Part I - Item 1, Note 9 of the Consolidated Financial Statements in this report. The following sections provide analysis and discussion of the results of operations for each of the reporting segments as well as investment results.
Property & Casualty
(All comparisons vs. same periods in 2021, unless noted otherwise)
For the three months ended March 31, 2022, net income reflected the following factors:
•Auto loss frequency closer to pre-pandemic levels and higher auto loss severity due to inflation
•A decrease in net investment income due to less favorable returns on limited partnership interests
•Higher underlying property loss ratio* due to higher fire losses offset by lower levels of catastrophe losses
•No recognition of prior years' reserve development for the current and prior year periods

Horace Mann Educators Corporation	31	Quarterly Report on Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2022-2021
	2022	2021	Change
Financial Data:
Net premiums written*:
Auto	$94.5	$99.2	-4.7%
Property and other	45.1	42.6	5.9%
Total net premiums written	139.6	141.8	-1.6%
Change in unearned net premiums	10.6	14.0	-24.3%
Total net premiums earned	150.2	155.8	-3.6%
Incurred claims and claims expenses:
Claims occurring in the current year	108.3	94.7	14.4%
Prior years' reserve development(1)	—	—	—%
Total claims and claim expenses incurred	108.3	94.7	14.4%
Operating expenses, including DAC amortization	39.4	39.5	-0.3%
Underwriting gain	2.5	21.6	-88.4%
Net investment income	7.2	10.8	-33.3%
Income before income taxes	10.5	34.4	-69.5%
Net income / Core earnings*	8.5	27.9	-69.5%

Operating Statistics:
Auto
Loss and loss adjustment expense ratio	76.0%	59.1%	16.9	pts
Expense ratio	25.8%	25.1%	0.7	pts
Combined ratio:	101.8%	84.2%	17.6	pts
Prior years' reserve development(1)	—%	—%	—	pts
Catastrophe losses	0.5%	0.3%	0.2	pts
Underlying combined ratio*	101.3%	83.9%	17.4	pts
Property
Loss and loss adjustment expense ratio	65.0%	64.1%	0.9	pts
Expense ratio	27.3%	26.0%	1.3	pts
Combined ratio:	92.3%	90.1%	2.2	pts
Prior years' reserve development(1)	—%	—%	—	pts
Catastrophe losses	12.7%	20.1%	-7.4	pts
Underlying combined ratio*	79.6%	70.0%	9.6	pts

Risks in force (in thousands)
Auto(2)	372	393	-5.3%
Property	175	182	-3.8%
Total	547	575	-4.9%
(1)    (Favorable) unfavorable.
(2)    Includes assumed risks in force of 4.

On a reported basis, the 17.6 point increase in the auto combined ratio for the three months ended March 31, 2022 was mainly attributable to a 16.7 point increase in the auto underlying loss ratio*. The increase in the auto underlying loss ratio reflects a return to more normal driving patterns as well as an increase in severity trends due to inflation. The reported property combined ratio increased 2.2 points and the property underlying loss ratio* increased 8.3 points for the three months ended March 31, 2022 reflecting higher non-catastrophe fire

Horace Mann Educators Corporation	32	Quarterly Report on Form 10-Q

losses, while the reported loss ratio increased 0.9 pts as the increases in fire losses were offset by lower catastrophe losses.
For the three months ended March 31, 2022, total net premiums written* decreased $2.2 million as the benefit of stronger retention is being offset by new business volumes that remain below historical levels due to the lingering effect of the pandemic on sales*.
For the three months ended March 31, 2022, auto net premiums written* decreased $4.7 million, as the number of auto risks in force continues to decline. Average net premium written and average net premium earned were flat. The auto rate plan for 2022 now reflects rate increases in the high single digit to low double digit range in states representing almost 80% of our auto premiums. The number of educator risks has been over 80% relative to overall auto risks in force over the past two years.
For the three months ended March 31, 2022, property and other net premiums written* increased $2.5 million, due to increases in average net premium written and average net premium earned which increased 6.5% and 4.0%, respectively, as inflation adjustments to coverage values began to take effect. With inflationary pressure continuing, adjustments to coverage values and rates are expected to continue to play a role in the coming quarters. We anticipate average rate increases in the low single digits for property. The number of educator risks has been over 80% relative to overall property risks in force over the past two years.
We continue to evaluate and implement actions to further mitigate our exposure in catastrophe-prone areas of the country. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

Horace Mann Educators Corporation	33	Quarterly Report on Form 10-Q

Life & Retirement
(All comparisons vs. same periods in 2021, unless noted otherwise)
For the three months ended March 31, 2022, net income reflected the following factors:
•Strong annualized net interest spread on fixed annuities of 286 bps for the three months ended March 31, 2022
•Continued growth in net annuity contract deposits* that increased $6.2 million for the three months ended March 31, 2022
•Lower mortality costs benefiting Life results

Horace Mann Educators Corporation	34	Quarterly Report on Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended March 31,			2022-2021
	2022	2021		Change
Life & Retirement
Net premiums written and contract deposits*	$136.4	$130.3		4.7%

Net premiums and contract charges earned	35.8	39.4		-9.1%
Net investment income	84.2	79.9		5.4%
Other income	4.9	4.8		2.1%

Life mortality costs	12.2	14.6		-16.4%
Interest credited	40.7	50.5		-19.4%
Change in reserves	21.7	15.0		44.7%
Operating expenses	25.8	23.7		8.9%
DAC amortization expense, excluding unlocking	7.4	6.9		7.2%
DAC unlocking	2.5	(0.6)		N.M.
Intangible asset amortization expense	0.3	0.4		-25.0%

Income before income taxes	14.3	13.6		5.1%
Income tax expense	2.5	2.2		13.6%
Net income	11.8	11.4		3.5%
Core earnings*	11.8	11.4		3.5%

Life policies in force (in thousands)	163	163		—%
Life insurance in force	$19,595	$19,028		3.0%
Life persistency - LTM	96.2%	96.1%	0.1	pts

Annuity contracts in force (in thousands)	229	230		-0.4%
Retirement Advantage® contracts in force (in thousands)	16	13		23.1%
Cash value persistency - LTM	94.3%	95.0%	-0.7	pts

For the three months ended March 31, 2022, life annualized sales* were slightly below the prior year period with persistency for life products of 96.2% remaining in line with prior year periods.
For the three months ended March 31, 2022, net annuity contract deposits for variable and fixed annuities increased $6.2 million. Our relationship with educators often begins with our 403(b) retirement savings products, including our attractive annuity products, which provide encouraging cross-sell opportunities. Cash value persistency remained strong at 94.3%.
As of March 31, 2022, annuity assets under management were up $193.9 million, or 3.9%, compared to a year ago primarily due to market appreciation. Assets under administration, which includes Retirement Advantage® and other advisory and recordkeeping assets were up $152.7 million, or 1.7%, from a year ago, as assets under management also rose primarily due to market appreciation over the past 12 months. The year-to-date annualized net interest spread on fixed annuities, excluding reinsurance, increased 33 basis points, primarily reflecting higher net investment income.
We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $802.6 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates. As interest rates remain at low levels, borrowers may prepay or redeem the securities with greater frequency in order to borrow at lower market rates, which could increase investable cash flows and exacerbate the reinvestment risk.
As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on our existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further

Horace Mann Educators Corporation	35	Quarterly Report on Form 10-Q

reduce Life & Retirement net investment income by approximately $3.1 million in year one and $9.2 million in year two, further reducing the annualized net interest spread on fixed annuities by approximately 11 basis points and 30 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to guaranteed minimum crediting rates.
The expectation for future annualized net interest spreads on fixed annuities is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread on fixed annuities, based on DAC as of March 31, 2022 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread on the fixed annuities assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.
We reinsure a $2.4 billion block of in force fixed annuities with a minimum crediting rate of 4.5% which helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the guaranteed minimum crediting rates for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	March 31, 2022
	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Guaranteed minimum crediting rates:
Less than 2%	55.8%	$1,411.1	74.8%	49.6%	$1,056.2
Equal to 2% but less than 3%	11.2	283.5	83.6	11.1	236.9
Equal to 3% but less than 4%	24.6	622.8	99.9	29.2	622.4
Equal to 4% but less than 5%	6.5	165.7	100.0	7.8	165.7
5% or higher	1.9	48.0	100.0	2.3	48.0
Total	100.0%	$2,531.1	84.1%	100.0%	$2,129.2

We will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 and other factors in this report.

Horace Mann Educators Corporation	36	Quarterly Report on Form 10-Q

Supplemental & Group Benefits
(All comparisons vs. same periods in 2021, unless noted otherwise)
For the three months ended March 31, 2022, net income reflected the following factors:
•Inclusion of Madison National's results
•Improved net investment income driven by favorable returns on limited partnership interests

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended March 31,		2022-2021
	2022	2021	Change
Supplemental & Group Benefits
Net premiums and contract charges earned	$69.9	$32.4	115.7%
Net investment income	7.1	5.4	31.5%
Other income	1.6	0.7	128.6%
Benefits, settlement expenses and change in reserves	34.8	10.0	248.0%
Interest credited	0.1	0.1	—%
Operating expenses (includes DAC unlocking and amortization expense)	25.5	11.0	131.8%
Intangible asset amortization expense	3.9	2.9	34.5%
Income before income taxes	14.3	14.5	-1.4%
Net income / Core earnings*	11.2	11.3	-0.9%

Benefits ratio(1)	49.9%	31.2%	18.7	pts
Operating expense ratio(2)	32.4%	28.6%	3.8	pts
Pretax profit margin(3)	18.2%	37.7%	-19.5	pts

Voluntary products benefits ratio	29.3%	30.9%	-1.6	pts
Voluntary premium persistency (rolling 12 months)	92.1%	91.5%	0.6	pts
Employer-sponsored products benefits ratio	66.1%	—%	N.M.
(1)    Ratio of benefits to net premiums earned.
(2)    Ratio of operating expenses to total revenues.
(3)    Ratio of income before taxes to total revenues.

For the three months ended March 31, 2022, total sales* were $3.7 million. Sales of voluntary products* were $1.4 million, a 40.0% increase from the prior year period, with persistency up 0.6 pts at 92.1%. Sales of employer-sponsored products* added another $2.3 million, in line with management's expectations.
Net income was flat compared to the prior year period. The current period includes the results of Madison National which is driving the increases in (1) benefits, settlement expenses and change in reserves, (2) operating expenses (includes DAC unlocking and amortization), and (3) intangible asset amortization expense. The non-cash impact of amortization of intangible assets under purchase accounting reduced net income by $3.9 million

Horace Mann Educators Corporation	37	Quarterly Report on Form 10-Q

pretax for the three months ended March 31, 2022. Pretax profit margin declined because of the newly acquired employer-sponsored products, which are expected to generate a lower margin than voluntary products. For the three months ended March 31, 2022, benefits paid also reflected normal seasonality for the employer-sponsored products.
Corporate & Other
(All comparisons vs. same periods in 2021, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended March 31,		2022-2021
	2022	2021	Change %
Interest expense	$3.9	$3.4	14.7%
Net investment losses pretax	(15.5)	(9.0)	N.M.
Operating expenses	(2.0)	(1.9)	-5.3%
Net investment losses after tax	(12.2)	(7.1)	N.M.
Net loss	(17.0)	(11.3)	-50.4%
Core earnings loss*	(4.8)	(4.2)	-14.3%

For the three months ended March 31, 2022, the net loss increased primarily due to an increase in net investment losses. This was mainly due to changes in fair values of equity securities.
Investment Results
(All comparisons vs. same periods in 2021, unless noted otherwise)
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

($ in millions)	Three Months Ended March 31,		2022-2021
	2022	2021	Change %
Net investment income - investment portfolio	$73.0	$71.1	2.7%
Investment income - deposit asset on reinsurance	24.9	24.4	2.0%
Total net investment income	97.9	95.5	2.5%
Pretax net investment losses	(15.5)	(9.0)	N.M.
Pretax net unrealized investment gains on fixed maturity securities	16.7	363.6	-95.4%

Excluding accreted investment income on the deposit asset on reinsurance, net investment income increased $1.9 million for the three months ended March 31, 2022, primarily due to an increase in commercial mortgage fund income, partially offset by lower returns on other limited partnership interests.
For the three months ended March 31, 2022, pretax net investment losses increased $6.5 million, primarily due to the change in fair value of equity securities. Pretax net unrealized investment gains on fixed maturity securities were down $424.9 million, or 96.2%, compared to December 31, 2021, reflecting an 83 basis point increase in the 10-year U.S. Treasury yield and wider credit spreads across most asset classes.

Horace Mann Educators Corporation	38	Quarterly Report on Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	March 31, 2022
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	170	$531.8	$535.2	$(3.4)
Energy	94	179.0	177.4	1.6
Insurance	56	173.2	165.9	7.3
Healthcare, Pharmacy	89	160.8	163.7	(2.9)
Miscellaneous	37	144.9	146.1	(1.2)
Utilities	78	138.8	141.5	(2.7)
Transportation	51	107.9	109.5	(1.6)
Real Estate	45	105.0	106.4	(1.4)
Food and Beverage	36	86.6	84.2	2.4
Consumer Products	56	79.7	83.3	(3.6)
All other corporates(1)	362	588.3	594.9	(6.6)
Total corporate bonds	1,074	2,296.0	2,308.1	(12.1)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	256	419.3	422.4	(3.1)
Commercial(2)	137	297.5	296.0	1.5
Other	31	17.6	17.8	(0.2)
Municipal bonds(3)	613	1,579.5	1,530.9	48.6
Government bonds
U.S.	43	365.9	375.3	(9.4)
Foreign	8	42.5	41.3	1.2
Collateralized loan obligations(4)	210	679.4	680.6	(1.2)
Asset-backed securities	106	289.7	298.3	(8.6)
Total fixed maturity securities	2,478	$5,987.4	$5,970.7	$16.7

Equity securities
Non-redeemable preferred stocks	28	$108.3
Common stocks	17	0.5
Closed-end fund	1	18.0
Total equity securities	46	$126.8

Total	2,524	$6,114.2
(1)The All other corporates category contains 18 additional industry sectors. Technology, telecommunications, industry manufacturing, broadcasting and media and leisure entertainment represented $319.8 million of fair value at March 31, 2022, with the remaining 13 sectors each representing less than $268.5 million.
(2)At March 31, 2022, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 47.7% are tax-exempt and 76.5% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at March 31, 2022.
(4)Based on fair value, 93.6% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSO).

Horace Mann Educators Corporation	39	Quarterly Report on Form 10-Q

As of March 31, 2022, our diversified fixed maturity securities portfolio consisted of 3,818 investment positions, issued by 2,478 entities, and totaled approximately $6.0 billion in fair value. This portfolio was 85.4% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of March 31, 2022, 85.1% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		March 31, 2022
	December 31, 2021	March 31, 2022	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	10.1%	10.0%	$595.8	$599.3
AA(2)	36.7	37.2	2,230.0	2,221.4
A	17.4	16.9	1,014.1	991.7
BBB	21.3	21.3	1,272.7	1,274.9
BB	3.1	3.0	180.2	183.0
B	1.3	1.4	84.5	86.0
CCC or lower	—	—	0.8	0.8
Not rated(3)	10.1	10.2	609.3	613.6
Total fixed maturity securities	100.0%	100.0%	$5,987.4	$5,970.7
Equity securities
AAA	—	—	$—
AA	—	—	—
A	0.5%	0.5%	0.7
BBB	67.3	70.4	89.3
BB	12.7	13.6	17.2
B	—	—	—
CCC or lower	—	—	—
Not rated	19.5	15.5	19.6
Total equity securities	100.0%	100.0%	$126.8

Total			$6,114.2
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At March 31, 2022, the AA rated fair value amount included $356.2 million of U.S. Government and federally sponsored agency securities and $605.0 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by an NRSRO.

As of March 31, 2022, the fixed maturity securities portfolio had $154.1 million of pretax gross unrealized investment losses on $2,760.0 million of fair value related to 1,945 positions. Of the investment positions with gross unrealized losses, there were 36 trading below 80.0% of the carrying value as of March 31, 2022.
We view the pretax gross unrealized investment losses of all our fixed maturity securities as of March 31, 2022 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment.

Horace Mann Educators Corporation	40	Quarterly Report on Form 10-Q

Liquidity and Capital Resources
Off-Balance Sheet Arrangements
As of March 31, 2022 and 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we engaged in such relationships.
Investments
Information regarding our investment portfolio, which is comprised primarily of investment grade fixed maturity securities, is presented in Part I - Item 1, Note 3 of the Consolidated Financial Statements as well as Part I - Item 2 - Investment Results in this report.
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

($ in millions)	Three Months Ended March 31,		2022-2021
	2022	2021	Change %
Net cash provided by operating activities	$95.7	$142.0	-32.6%
Net cash used in investing activities	(217.7)	(239.5)	9.1%
Net cash provided by financing activities	37.4	114.6	-67.4%
Net (decrease) increase in cash	(84.6)	17.1	N.M.
Cash at beginning of period	133.7	22.3	N.M.
Cash at end of period	$49.1	$39.4	24.6%
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
For the three months ended March 31, 2022, net cash provided by operating activities decreased $46.3 million, primarily due to higher claims paid on insurance policies.
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
Investing activities includes our acquisition of Madison National for the three months ended March 31, 2022.

Horace Mann Educators Corporation	41	Quarterly Report on Form 10-Q

Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, changes in the deposit asset on reinsurance, repurchases of our common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.
For the three months ended March 31, 2022, net cash provided by financing activities decreased $77.2 million compared to the prior year period, primarily due to a $70.0 million net decrease in cash inflows from advances received under Federal Home Loan Bank of Chicago (FHLB) funding agreements.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Three Months Ended March 31,		2022-2021	2022-2021
	2022	2021	Change $	Change %
Balance at beginning of the period	$782.5	$590.5	$192.0	32.5%
Advances received from FHLB funding agreements	60.0	130.0	(70.0)	-53.8%
Principal repayments on FHLB funding agreements	—	—	—	N.M.
Balance at end of the period	$842.5	$720.5	$122.0	16.9%

Horace Mann Educators Corporation	42	Quarterly Report on Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Sales of investments	☑	☑	☑	☑
Funds from FHLB agreements	☑	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Funds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from senior revolving credit facility	☑	☑	☑	☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Operating costs and expenses	☑	☑	☑	☑
Purchase of investments	☑	☑	☑	☑
Repayment of FHLB agreements	☑	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayment				☑
Repayment on senior revolving credit facility	☑	☑	☑	☑
Payments related to employee benefit plans				☑
Payments for acquisitions				☑
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
As of March 31, 2022, we held $997.2 million of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade of our Senior Notes rating to non-investment grade status or a downgrade in our insurance subsidiaries' financial strength ratings. The rating

Horace Mann Educators Corporation	43	Quarterly Report on Form 10-Q

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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2022 from all of our insurance subsidiaries without prior regulatory approval is $131.9 million, excluding the impact and timing of prior dividends, of which $82.0 million was paid during the three months ended March 31, 2022. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Total capital was $2,039.5 million as of March 31, 2022, including $502.7 million of short-term and long-term debt. Total debt represented 24.6% of total capital including net unrealized investment gains on fixed maturity securities (24.9% excluding net unrealized investment gains on fixed maturity securities*) at March 31, 2022, which was below our long-term target of 25%.
Shareholders' equity was $1,536.8 million as of March 31, 2022, including net unrealized investment gains on fixed maturity securities of $20.0 million after taxes and the related impact of DAC associated with annuity contracts and life insurance products with account values. The market value of our common stock and the market value per share were $1,731.0 million and $41.83, respectively, as of March 31, 2022. Book value per share and adjusted book value per share* was $37.14 and $36.65, respectively, as of March 31, 2022.
Additional information regarding net unrealized investment gains on fixed maturity securities as of March 31, 2022 is included in Part I - Item 1, Note 3 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this report.
Total shareholder dividends paid was $13.2 million for the three months ended March 31, 2022. In March 2022, the Board of Directors (Board) approved regular quarterly dividends of $0.32 per share.
For the three months ended March 31, 2022, we repurchased 59,746 shares of our common stock at an average price per share of $37.14 under our share repurchase program, which is further described in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, $13.1 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	44	Quarterly Report on Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	March 31, 2022	December 31, 2021
Short-term debt
Bank Credit Facility	Variable	2026	$249.0	$249.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.3 and $0.3 and unamortized debt issuance costs of $1.0 and $1.1	4.50%	2025	248.7	248.6
FHLB borrowings	0.00%	2022	5.0	5.0
Total			$502.7	$502.6
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

As of March 31, 2022, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in the Part II - Item 8, Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. The Senior Notes are traded in the open market (HMN 4.50).
As of March 31, 2022, we had $5.0 million of borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity. The total $5.0 million received matures on May 16, 2022 and is reported as Long-term debt in the Consolidated Balance Sheets.
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
On December 31, 2021, we utilized $114.0 million of the senior revolving credit facility to fund a portion of the acquisition of Madison National that occurred effective January 1, 2022, resulting in an amount outstanding of $249.0 million under the senior revolving credit facility. We expect that the unused portion of the senior revolving credit facility will be available for ongoing working capital, capital expenditures and general corporate expenditures. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at March 31, 2022.
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

Horace Mann Educators Corporation	45	Quarterly Report on Form 10-Q

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries. A.M. Best currently rates our NTA Life subsidiary at the same level as our Property & Casualty and Life & Retirement subsidiaries and our Madison National subsidiary is rated A- (Excellent). Assigned ratings and respective affirmation/review dates as of April 30, 2022 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	7/14/2021
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		7/14/2021
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		7/14/2021
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A-	(stable)	N.A.		2/9/2022
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		7/14/2021
Fitch	A	(stable)	BBB	(stable)	9/14/2021
Moody's	A2	(stable)	Baa2	(stable)	10/28/2021
S&P	A	(stable)	BBB	(stable)	2/14/2022
Reinsurance Programs
Information regarding the reinsurance programs for our Property & Casualty, Supplemental, Retirement and Life segments is located in Part II - Item 8, Note 6 and Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Horace Mann Educators Corporation	46	Quarterly Report on Form 10-Q

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
More detailed descriptions of our exposure to market value risks and the management of those risks is contained in Part II - Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of March 31, 2022. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
Except as noted below, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Effective January 1, 2022, we completed our acquisition of Madison National Life Insurance Company, Inc. (Madison National). We are in the process of integrating Madison National and our controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Therefore, we have elected to exclude Madison National from our assessment of internal control over financial reporting as of March 31, 2022.
Concurrent with the acquisition of Madison National, changes were made to the relevant business processes and the related control activities over purchase accounting in order to monitor and maintain appropriate controls over financial reporting.

Horace Mann Educators Corporation	47	Quarterly Report on Form 10-Q

PART II: OTHER INFORMATION
ITEM 1A. I Risk Factors
At the time of issuance of this Quarterly Report on Form 10-Q, we believe there are no material changes from the risk factors as previously disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. I Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On September 30, 2015, the Board authorized a share repurchase program allowing repurchases of up to $50.0 million of our common stock, par value $0.001 (Program). The Program authorizes the repurchase of our common stock in open market or privately negotiated transactions, from time to time, depending on market conditions. The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended March 31, 2022, we repurchased shares of our common stock under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1 - 31	53,874	$37.13	53,874	$13.3	million
February 1 - 28	5,872	37.21	5,872	$13.1	million
March 1 - 31	—	—	—	$13.1	million
Total	59,746	$37.14	59,746	$13.1	million
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

3.2	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

Horace Mann Educators Corporation	48	Quarterly Report on Form 10-Q

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

Horace Mann Educators Corporation	49	Quarterly Report on Form 10-Q

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

Horace Mann Educators Corporation	50	Quarterly Report on Form 10-Q

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

(11) Statement regarding computation of per share earnings.

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

Horace Mann Educators Corporation	51	Quarterly Report on Form 10-Q

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	52	Quarterly Report on Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 9, 2022	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 9, 2022	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	May 9, 2022	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	53	Quarterly Report on Form 10-Q