Form 10-Q
period 2022-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2022-08-08
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of July 31, 2022, the registrant had 40,897,461 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2022, the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders' equity for the three and six-month periods ended June 30, 2022 and 2021, and cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
August 8, 2022

Horace Mann Educators Corporation	1	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2022, $6,046.5; 2021, $5,797.7)	$5,688.0	$6,239.3
Equity securities at fair value	117.3	147.2
Limited partnership interests	828.4	712.8
Short-term and other investments	302.7	350.2
Total investments	6,936.4	7,449.5
Cash	50.1	133.7
Deferred policy acquisition costs	389.9	248.0
Reinsurance balances receivable	497.6	153.2
Deposit asset on reinsurance	2,507.1	2,481.5
Intangible assets	196.4	145.4
Goodwill	56.3	43.5
Other assets	313.5	288.1
Separate Account (variable annuity) assets	2,811.2	3,441.0
Total assets	$13,758.5	$14,383.9

Liabilities and Shareholders' Equity
Policy liabilities
Investment contract and policy reserves	$7,053.8	$6,577.8
Unpaid claims and claim expenses	490.5	425.9
Unearned premiums	252.6	255.1
Total policy liabilities	7,796.9	7,258.8
Other policyholder funds	1,027.6	945.9
Other liabilities	364.9	428.2
Short-term debt	249.0	249.0
Long-term debt	248.8	253.6
Separate Account (variable annuity) liabilities	2,811.2	3,441.0
Total liabilities	12,498.4	12,576.5
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2022, 66,608,045; 2021, 66,436,821	0.1	0.1
Additional paid-in capital	498.1	495.3
Retained earnings	1,499.9	1,524.9
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized investment gains (losses) on fixed maturity securities	(220.4)	290.7
Net funded status of benefit plans	(10.2)	(10.2)
Treasury stock, at cost, 2022, 25,418,708 shares; 2021, 25,043,337 shares	(507.4)	(493.4)
Total shareholders’ equity	1,260.1	1,807.4
Total liabilities and shareholders’ equity	$13,758.5	$14,383.9

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of Operations
Revenues
Net premiums and contract charges earned	$255.8	$225.8	$511.7	$453.4
Net investment income	105.2	109.2	203.1	204.7
Net investment gains (losses)	(15.5)	4.9	(31.0)	(4.1)
Other income	0.8	7.2	9.3	15.1

Total revenues	346.3	347.1	693.1	669.1

Benefits, losses and expenses
Benefits, claims and settlement expenses	207.6	147.1	384.6	281.4
Interest credited	42.4	51.2	83.2	101.8
Operating expenses	77.3	60.5	154.1	118.5
DAC unlocking and amortization expense	27.0	23.5	53.4	47.6
Intangible asset amortization expense	4.2	3.2	8.4	6.5
Interest expense	4.3	3.5	8.2	7.0

Total benefits, losses and expenses	362.8	289.0	691.9	562.8

Income (loss) before income taxes	(16.5)	58.1	1.2	106.3
Income tax expense (benefit)	(4.0)	11.4	(0.8)	20.3

Net income (loss)	$(12.5)	$46.7	$2.0	$86.0

Net income (loss) per share
Basic	$(0.30)	$1.11	$0.05	$2.05
Diluted	$(0.30)	$1.11	$0.05	$2.04

Weighted average number of shares and equivalent shares
Basic	41.8	42.0	41.8	42.0
Diluted	41.8	42.1	42.0	42.1

Statements of Comprehensive Income (Loss)
Net income (loss)	$(12.5)	$46.7	$2.0	$86.0
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	(240.4)	88.6	(511.1)	(34.1)
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive income (loss)	(240.4)	88.6	(511.1)	(34.1)
Comprehensive income (loss)	$(252.9)	$135.3	$(509.1)	$51.9

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1	$0.1
Options exercised		—	—	—
Conversion of common stock units		—	—	—
Conversion of restricted stock units		—	—	—
Ending balance	0.1	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	496.6	489.2	495.3	488.4
Options exercised and conversion of common stock units and restricted stock units	(0.7)	—	(1.2)	(1.2)
Share-based compensation expense	2.2	1.5	4.0	3.5
Ending balance	498.1	490.7	498.1	490.7

Retained earnings
Beginning balance	1,525.9	1,460.8	1,524.9	1,434.6
Net income (loss)	(12.5)	46.7	2.0	86.0
Dividends, 2022, $0.32 per share; 2021, $0.31 per share	(13.5)	(13.1)	(27.0)	(26.2)
Ending balance	1,499.9	1,494.4	1,499.9	1,494.4

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	9.8	232.4	280.5	355.1
Change in net unrealized investment gains (losses) on fixed maturity securities	(240.4)	88.6	(511.1)	(34.1)
Change in net funded status of benefit plans	—	—	—	—
Ending balance	(230.6)	321.0	(230.6)	321.0

Treasury stock, at cost
Beginning balance	(495.6)	(489.6)	(493.4)	(488.1)
Acquisition of shares	(11.8)	—	(14.0)	(1.5)
Ending balance	(507.4)	(489.6)	(507.4)	(489.6)
Shareholders' equity at end of period	$1,260.1	$1,816.6	$1,260.1	$1,816.6

See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows - operating activities
Net income	$2.0	$86.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	31.0	4.1
Depreciation and intangible asset amortization	7.9	11.1
Share-based compensation expense	4.4	3.8
Income from equity method investments, net of dividends or distributions	(3.8)	(24.6)
Changes in:
Accrued investment income	(4.6)	(3.3)
Insurance liabilities	411.8	35.6
Amounts due under reinsurance agreements	(344.3)	(1.3)
Income tax liabilities	(6.3)	6.5
Other operating assets and liabilities	(21.2)	(5.8)
Other	3.1	4.5
Net cash provided by operating activities	80.0	116.6
Cash flows - investing activities
Fixed maturity securities
Purchases	(784.6)	(872.3)
Sales	365.3	163.8
Maturities, paydowns, calls and redemptions	346.8	443.7
Equity securities
Purchases	(4.3)	(36.1)
Sales and repayments	6.8	0.7
Limited partnership interests
Purchases	(147.8)	(141.4)
Sales	36.4	41.2
Change in short-term and other investments, net	49.7	57.3
Acquisition of business, net of cash acquired	(164.4)	—
Net cash used in investing activities	(296.1)	(343.1)
Cash flows - financing activities
Dividends paid to shareholders	(26.4)	(25.7)
FHLB borrowings	—	1.0
Principal repayment on FHLB borrowings	(5.0)	(25.0)
Acquisition of treasury stock	(14.0)	(1.5)
Proceeds from exercise of stock options	—	0.3
Withholding tax payments on RSUs tendered	(2.3)	(2.0)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	332.9	515.9
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(223.4)	(216.2)
Principal repayment on FHLB funding agreements	(10.0)	—
Life policy accounts:
Deposits	4.6	4.4
Withdrawals and surrenders	(1.9)	(2.1)
Change in deposit asset on reinsurance	(24.4)	(13.0)
Net increase in reverse repurchase agreements	95.8	—
Change in book overdrafts	6.6	(2.5)
Net cash provided by financing activities	132.5	233.6
Net increase (decrease) in cash	(83.6)	7.1
Cash at beginning of period	133.7	22.3
Cash at end of period	$50.1	$29.4
See Notes to Consolidated Financial Statements.

Horace Mann Educators Corporation	5	Quarterly Report on Form 10-Q

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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
Accounting Policies
Reverse Repurchase Agreements
Beginning in the second quarter of 2022, the Company entered into reverse repurchase agreements to sell securities for cash. Such reverse repurchase agreements are primarily used as a financing tool for general corporate purposes and may be used as a tool to enhance yield on the investment portfolio.
A reverse repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities (or substantially similar securities) at a specified price on a specified date. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.

Horace Mann Educators Corporation	6	Quarterly Report on Form 10-Q

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $99.5 million as of June 30, 2022 and $0 as of December 31, 2021. The obligation for securities sold under reverse repurchase agreements was a net amount of $95.8 million as of June 30, 2022 million and $0 as of December 31, 2021.
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
Future Adoption of New Accounting Standards
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued targeted improvements to the accounting and disclosure guidance for long-duration insurance contracts (i.e., ASU 2018-12). The guidance in ASU 2018-12 (ASU) significantly changes how insurers account for long-duration insurance contracts. The guidance in the ASU also significantly expands the disclosure requirements for long-duration insurance contracts.
The Company will adopt the ASU effective January 1, 2023, using the modified retrospective transition method where permitted, and apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the Company’s 2023 consolidated financial statements. Prior periods presented (years 2021 and 2022) will be adjusted to apply the new method of accounting retrospectively under the ASU.
While the requirements of the ASU represent a significant change from existing GAAP, the adoption of the ASU will not impact cash flows on the Company’s policies, or the underlying economics of the Company’s business. The Company's insurance subsidiaries' risk-based capital amounts and ratios, and regulatory dividends will not be impacted as the National Association of Insurance Commissioners has rejected the adoption of ASU 2018-12.
The Company has created a governance framework and is managing a detailed implementation plan to support timely application of the guidance in the ASU. The Company has made progress and continues to refine key accounting policy decisions, technology solutions and internal controls. These activities include, but are not limited to, modifications of actuarial valuation, accounting and financial reporting processes and systems including internal controls.
The table below summarizes the areas of significant change and each significant area of change for the method of adoption and expected impact to the Company's results of operations and financial condition as a result from adopting the ASU at transition and subsequent to the effective date.

Horace Mann Educators Corporation	7	Quarterly Report on Form 10-Q

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)

Area of significant change	Impacts at transition (January 1, 2021)	Impacts subsequent to the effective date
Cash flow assumptions for measuring the liability for future policy benefits
Under current accounting guidance, assumptions for traditional long-duration insurance contracts (e.g., mortality, lapses, etc.), are locked-in at issuance.

The new guidance requires insurers to review, and if necessary, update the cash flow assumptions used to measure liabilities for future policy benefits periodically. The change in the liability estimate as a result of updating cash flow assumptions will be recognized in net income.

The Company expects to adopt this guidance on a modified retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, there will be an adjustment to retained earnings as a result of capping the net premium ratio at 100%.

The Company expects the impact of such adjustment will likely result in an after-tax decrease to retained earnings of less than $5 million.

The Company does not expect any material impacts to its results of operations subsequent to the effective date of the ASU.
Discount rate assumption for measuring the liability for future policy benefits
Under current accounting guidance, the-then current discount rate is locked-in at issuance.

The new guidance requires insurers to update the discount rate assumption used to measure liabilities for future policy benefits at each reporting period, and the discount rate utilized must be based on an upper-medium grade fixed income instrument yield. The change in the liability estimate as a result of updating the discount rate assumption will be recognized in other comprehensive income.

The Company expects to adopt this guidance on a modified retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, there will be an adjustment to accumulated other comprehensive income (AOCI) as a result of remeasuring in force contract liabilities using a standard discount rate to measure the liabilities that will be equivalent to the yield from a high-quality bond and the adjustment will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition.

The Company currently estimates that the transition date impact from adoption is likely to result in an after-tax decrease to AOCI in a range between $450 million and $550 million.

The Company expects material impacts to AOCI subsequent to the effective date of the ASU due to subsequent increases and decreases in discount rates.
Market risk benefits
Under current accounting guidance, certain benefit features of annuity contracts (e.g., GMDB, etc.) are accounted for using a benefit ratio methodology.

The new guidance created a new category of benefit features called market risk benefits that will be measured at fair value with changes in fair value attributable to a change in the instrument-specific credit risk recognized in other comprehensive income.

The Company will adopt this guidance on a retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, the Company expects an impact to AOCI for the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date and retained earnings for the difference between fair value and carrying value at the transition date, excluding the changes in the instrument-specific credit risk.

The Company is currently evaluating the impact of these adjustments but anticipates they will likely reduce AOCI and retained earnings by less than $15 million after-tax.

Subsequent to the effective date of the ASU, the Company expects market risk benefits will add volatility to benefits expense which could be material. The Company is currently evaluating the impacts of these adjustments subsequent to the effective date of the ASU.

Deferred policy acquisition costs (DAC) including shadow DAC
Under current accounting guidance, for all annuity contracts, DAC is amortized over 20 years in proportion to estimated gross profits. For individual life contracts, DAC is amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15, 20, 30) years. For IUL, DAC is amortized in proportion to estimated gross profits over 30 years.

The new guidance requires DAC and other balances to be amortized on a constant level basis over the expected term of the related contracts.

The Company expects to adopt this guidance on a modified retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, the Company expects an adjustment to AOCI for the removal of cumulative adjustments to DAC associated with unrealized investment gains and losses previously recorded in AOCI.

The impact of this adjustment will likely result in an after-tax increase to AOCI in a range between $65 million and $75 million upon adoption.

Subsequent to the effective date of the ASU, the Company expects a significant reduction in volatility of DAC unlocking due to the removal of investment performance and market impacts and an insignificant decrease in amortization expense due to the treatment of interest expense and method of amortizing DAC.

Horace Mann Educators Corporation	8	Quarterly Report on Form 10-Q

NOTE 2 - Acquisitions
Effective January 1, 2022, the Company acquired all the equity interests in Madison National pursuant to a Stock Purchase Agreement (Agreement) dated as of July 14, 2021. The final adjusted purchase price of the transaction was $172.3 million. The seller of Madison National has a potential earn-out of up to $12.5 million payable in cash, if specified financial targets are achieved by the end of 2023. As a result of the acquisition, Madison National became a wholly owned subsidiary of the Company. Madison National is a leading writer of employer-sponsored benefits provided to educators by K-12 school districts. Founded in 1961 and headquartered in Madison, Wisconsin, Madison National offers short-term and long-term group disability, group term life, and worksite solutions products, including accident and critical illness.
Madison National's results are being reported in the operating segment titled "Supplemental & Group Benefits". The amount of revenues and pretax income for Madison National since the date of acquisition included in the Company's Consolidated Statement of Operations for the six months ended June 30, 2022 are $73.6 million and $0.1 million (inclusive of the $2.4 million non-cash impact from amortization of intangible assets under purchase accounting), respectively.
The Company has not yet completed the process of estimating the fair value of Madison National assets acquired and liabilities assumed, including, but not limited to, intangible assets, policy reserves and certain tax-related balances. Accordingly, the Company’s preliminary estimates and the allocation of the final adjusted purchase price to the assets acquired and liabilities assumed are subject to change as the Company completes the process. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations, changes if any, to the preliminary estimates and allocation of the final adjusted purchase price will be reported in the Company’s financial statements as an adjustment to the opening balance sheet. Based on the Company’s preliminary allocation of the final adjusted purchase price, the fair values of the assets acquired and liabilities assumed were as follows:

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
(2)    The amount of goodwill that is expected to be deductible for federal income tax purposes is $18.6 million.

Horace Mann Educators Corporation	9	Quarterly Report on Form 10-Q

NOTE 3 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturity securities	$62.0	$59.4	$120.6	$117.4
Equity securities	4.0	1.3	5.3	2.4
Limited partnership interests	13.2	23.0	26.2	34.3
Short-term and other investments	2.7	2.9	5.4	5.7
Investment expenses	(2.5)	(2.5)	(5.1)	(4.6)
Net investment income - investment portfolio	79.4	84.1	152.4	155.2
Investment income - deposit asset on reinsurance	25.8	25.1	50.7	49.5
Total net investment income	$105.2	$109.2	$203.1	$204.7
Net Investment Gains (Losses)
Net investment (losses) gains for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturity securities	$(2.9)	$1.5	$(5.2)	$(3.9)
Equity securities	(12.6)	4.4	(28.1)	1.7
Short-term investments and other	—	(1.0)	2.3	(1.9)
Net investment gains (losses)	$(15.5)	$4.9	$(31.0)	$(4.1)

The Company, from time to time, sells fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in the Company's intent to sell a fixed maturity security. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company's investment strategy.
Net Investment Gains (Losses) by Transaction Type
The following table reconciles net investment gains (losses) by transaction type:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Credit loss impairments	$(1.3)	$—	$(2.2)	$(1.1)
Intent-to-sell impairments	(0.5)	—	(1.4)	(2.1)
Total impairments on investments recognized in net income	(1.8)	—	(3.6)	(3.2)
Sales and other, net	(1.1)	1.6	—	(0.5)
Change in fair value - equity securities	(12.6)	4.3	(29.7)	1.5
Change in fair value and gains (losses) realized on settlements - derivatives	—	(1.0)	2.3	(1.9)
Net investment gains (losses)	$(15.5)	$4.9	$(31.0)	$(4.1)

Horace Mann Educators Corporation	10	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$8.3	$1.1	$7.7	$—
Credit losses on fixed maturity securities for which credit losses were not previously reported	—	—	—	1.1
Net increase related to credit losses previously reported	1.3	—	2.2	—
Reduction of credit allowances related to sales	—	—	—	—
Write-offs	(0.1)	—	(0.4)	—
Ending balance	$9.5	$1.1	$9.5	$1.1
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$640.4	$5.2	$33.8	$611.8
Other, including U.S. Treasury securities	406.7	3.9	42.0	368.6
Municipal bonds	1,476.7	30.4	80.8	1,426.3
Foreign government bonds	41.2	0.7	0.5	41.4
Corporate bonds	2,342.9	21.8	214.2	2,150.5
Other asset-backed securities	1,138.6	4.5	53.7	1,089.4
Totals	$6,046.5	$66.5	$425.0	$5,688.0

December 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$612.1	$51.9	$1.5	$662.5
Other, including U.S. Treasury securities	342.5	27.7	4.3	365.9
Municipal bonds	1,519.7	184.4	0.7	1,703.4
Foreign government bonds	40.2	3.4	—	43.6
Corporate bonds	2,217.7	176.2	5.2	2,388.7
Other asset-backed securities	1,065.5	16.6	6.9	1,075.2
Totals	$5,797.7	$460.2	$18.6	$6,239.3
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $349.4 million and $376.7 million; Federal Home Loan Mortgage Corporation (FHLMC) of $293.1 million and $326.5 million; and Government National Mortgage Association (GNMA) of $96.7 million and $112.1 million as of June 30, 2022 and December 31, 2021, respectively.

Horace Mann Educators Corporation	11	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position at June 30, 2022 and December 31, 2021, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses at June 30, 2022 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of June 30, 2022, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. There has been a significant increase in interest rates since December 31, 2021, driven mostly by increases in Treasury rates, though credit spreads also widened. The 10-year U.S. Treasury yield increased 150 basis points in the first half of 2022, rising from 1.51% at December 31, 2021 to 3.01% at June 30, 2022. Additionally, credit spreads widened during the same time period, with investment grade and high yield wider by 66 and 277 basis points, respectively. These upward movements in rates caused market yields in the Company's portfolios to rise sharply, with downward pressure on prices. Investment grade and high yield total returns for the first half of 2022 were down 13.9% and 14.0%, respectively. The Bloomberg Barclays Index Yield-to-Worst for Investment Grade rose 2.4% in the first half of 2022, ending at 4.7%, while the High Yield Index increased by 4.7% to 8.9%. The Company's portfolios generated sizable unrealized losses as a result of sharp increases in interest rates. Therefore, it was determined that the unrealized losses on the fixed maturity securities presented in the table below were not indicative of any impairments as of June 30, 2022.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$478.9	$30.3	$9.8	$3.5	$488.7	$33.8
Other	235.9	24.8	44.8	17.2	280.7	42.0
Municipal bonds	919.4	80.4	1.5	0.4	920.9	80.8
Foreign government bonds	14.2	0.5	—	—	14.2	0.5
Corporate bonds	1,620.9	199.6	68.2	14.6	1,689.1	214.2
Other asset-backed securities	798.1	42.3	152.7	11.4	950.8	53.7
Total	$4,067.4	$377.9	$277.0	$47.1	$4,344.4	$425.0

Number of positions with a gross unrealized loss	2,858		197		3,055
Fair value as a percentage of total fixed maturity securities at fair value	71.5%		4.9%		76.4%

December 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$67.4	$1.3	$3.9	$0.2	$71.3	$1.5
Other	59.5	1.7	35.1	2.6	94.6	4.3
Municipal bonds	56.8	0.7	0.6	—	57.4	0.7
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	220.7	3.8	44.1	1.4	264.8	5.2
Other asset-backed securities	379.0	3.8	128.2	3.1	507.2	6.9
Total	$783.4	$11.3	$211.9	$7.3	$995.3	$18.6

Number of positions with a gross unrealized loss	516		122		638
Fair value as a percentage of total fixed maturity securities at fair value	12.6%		3.4%		16.0%

Fixed maturity securities with an investment grade rating represented 92.7% of the gross unrealized losses as of June 30, 2022. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.

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

($ in millions)	Percent of Total Fair Value		June 30, 2022
	June 30, 2022	December 31, 2021	Fair Value	Amortized Cost, net
Estimated expected maturity:
Due in 1 year or less	4.0%	4.0%	$227.5	$225.0
Due after 1 year through 5 years	26.2	27.0	1,490.6	1,527.0
Due after 5 years through 10 years	28.0	27.7	1,591.0	1,656.3
Due after 10 years through 20 years	25.1	23.9	1,426.7	1,534.6
Due after 20 years	16.7	17.4	952.2	1,103.6
Total	100.0%	100.0%	$5,688.0	$6,046.5

Average option-adjusted duration, in years	6.5	6.7

Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturity securities
Proceeds received	$197.0	$68.3	$365.3	$163.8
Gross gains realized	1.2	1.7	3.6	3.0
Gross losses realized	(2.3)	(0.2)	(5.2)	(3.6)

Equity securities
Proceeds received	$—	$0.3	$5.8	$0.7
Gross gains realized	—	0.1	1.7	0.2
Gross losses realized	—	—	(0.1)	—

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in accumulated other comprehensive income (AOCI), before the impact of DAC:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$13.2	$287.2	$348.9	$439.8
Change in net unrealized investment gains (losses) on fixed maturity securities	(308.7)	116.9	(658.5)	(42.1)
Reclassification of net investment (gains) losses on fixed maturity securities to net income (loss)	12.3	(4.7)	26.4	1.7
End of period	$(283.2)	$399.4	$(283.2)	$399.4

Horace Mann Educators Corporation	13	Quarterly Report on Form 10-Q

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

($ in millions)
	June 30, 2022	December 31, 2021
Commercial mortgage loan funds	$446.4	$346.8
Private equity funds	68.2	74.0
Infrastructure debt funds	68.3	62.4
Infrastructure equity funds	67.3	58.3
Other funds(1)	178.2	171.3
Total	$828.4	$712.8
(1)Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital and other fund strategies.
Offsetting of Assets and Liabilities
The Company's derivatives are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached. The Company’s reverse repurchase agreements are also subject to enforceable master netting arrangements but there was no offsetting in their presentation in the Company’s Consolidated Balance Sheets. Information regarding the Company's derivatives is contained in Part II - Item 8, Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2022
Asset derivatives:
Free-standing derivatives	$1.6	$—	$1.6	$0.8	$0.4	$0.4

December 31, 2021
Asset derivatives:
Free-standing derivatives	$10.7	$—	$10.7	$4.5	$6.4	$(0.2)
Deposits
At June 30, 2022 and December 31, 2021, fixed maturity securities with a fair value of $28.6 million and $26.2 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, at June 30, 2022 and December 31, 2021, fixed maturity securities with a fair value of $959.6 million and $870.1 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $866.5 million at June 30, 2022 and $787.5 million at December 31, 2021. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.

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
Information regarding the three-level fair value hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at each reporting date is included in Part II - Item 8, Note 4 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Horace Mann Educators Corporation	15	Quarterly Report on Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the six months ended June 30, 2022 and 2021, there were no transfers between Level 1 and Level 2. At June 30, 2022, Level 3 invested assets comprised 7.1% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
June 30, 2022
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$611.8	$611.8	$—	$609.1	$2.7
Other, including U.S. Treasury securities	368.6	368.6	24.6	344.0	—
Municipal bonds	1,426.3	1,426.3	—	1,375.3	51.0
Foreign government bonds	41.4	41.4	—	41.4	—
Corporate bonds	2,150.5	2,150.5	13.0	1,867.0	270.5
Other asset-backed securities	1,089.4	1,089.4	—	995.0	94.4
Total fixed maturity securities	5,688.0	5,688.0	37.6	5,231.8	418.6
Equity securities	117.3	117.3	25.0	90.9	1.4
Short-term investments	97.2	97.2	94.8	2.4	—
Other investments	33.7	33.7	—	33.7	—
Totals	$5,936.2	$5,936.2	$157.4	$5,358.8	$420.0
Separate Account (variable annuity) assets(1)	$2,811.2	$2,811.2	$2,811.2	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$0.3	$0.3	$—	$0.3	$—
Other policyholder funds, embedded derivatives	$93.2	$93.2	$—	$—	$93.2

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

NOTE 4 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, April 1, 2022	$54.1	$226.0	$89.8	$369.9	$1.3	$371.2	$99.1
Transfers into Level 3(3)	—	56.0	17.5	73.5	—	73.5	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(1.4)	(1.4)	0.1	(1.3)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(4.6)
Net unrealized investment gains (losses) included in OCI	(2.8)	(4.9)	(3.2)	(10.9)	—	(10.9)	—
Purchases	—	4.9	—	4.9	—	4.9	—
Issuances	—	—	—	—	—	—	1.2
Sales	—	—	(2.1)	(2.1)	—	(2.1)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.3)	(11.5)	(3.5)	(15.3)	—	(15.3)	(2.5)
Ending balance, June 30, 2022	$51.0	$270.5	$97.1	$418.6	$1.4	$420.0	$93.2

Beginning balance, January 1, 2022	$60.8	$210.3	$98.9	$370.0	$1.4	$371.4	$106.6
Transfers into Level 3(3)	—	123.4	22.3	145.7	—	145.7	—
Transfers out of Level 3(3)	(3.2)	—	(4.8)	(8.0)	—	(8.0)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(2.3)	(2.3)	—	(2.3)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(9.8)
Net unrealized investment gains (losses) included in OCI	(6.2)	(11.3)	(7.4)	(24.9)	—	(24.9)	—
Purchases	—	4.9	—	4.9	—	4.9	—
Issuances	—	—	—	—	—	—	2.1
Sales	—	—	(2.1)	(2.1)	—	(2.1)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.4)	(56.8)	(7.5)	(64.7)	—	(64.7)	(5.7)
Ending balance, June 30, 2022	$51.0	$270.5	$97.1	$418.6	$1.4	$420.0	$93.2
(1)Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.
(2)Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)Transfers into and out of Level 3 during the three and six months ended June 30, 2022 and 2021 were related to changes in the primary pricing source and changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

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

For the three and six months ended June 30, 2022, the Company had net investment losses of $1.3 million and $2.3 million that were included in net income and were primarily attributable to credit loss impairments for Level 3 financial assets. For the three and six months ended June 30, 2022, the Company had net investment gains of $4.6 million and $9.8 million that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	18	Quarterly Report on Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in millions)
Financial Assets	Fair Value at June 30, 2022	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Municipal bonds	$51.0	discounted cash flow	option adjusted spread	309 - 425 bps
Corporate bonds	270.5	discounted cash flow	N spread(2)	363 bps
		discounted cash flow	T spread(3)	16 - 403 bps
		discounted cash flow	yield	3.8% - 10.6%
		discounted cash flow	exit cap rate	6.20%
		discounted cash flow	occupancy rate	31.0% - 100.0%
		discounted cash flow	option adjusted spread	242 - 393
		discounted cash flow	weighted average cost of capital	0.05
		discounted cash flow	discount rate	11.3% - 12.0%
		market comparable	EV / Fwd EBITDA (x)	5.9x
Mortgage-backed and other asset-backed securities	97.1	discounted cash flow	discount margin	22.9%
		discounted cash flow	discount rate	15.5% - 20.5%
		discounted cash flow	median comparable yield	12.9% - 25.0%
		discounted cash flow	yield	5.6% - 7.3%
		discounted cash flow	libor	1.0%
		discounted cash flow	PDI spread	6.8%
		discounted cash flow	SBL spread	4.5%
		discounted cash flow	weighting	17.0% - 83.0%
		discounted cash flow	CPR	20.0%
		discounted cash flow	default rate annual	4.0%
		discounted cash flow	recovery	65.0%
		discounted cash flow	N spread	416 bps
		discounted cash flow	T Spread	272 bps
Equity securities	1.4	black scholes	volatility	low 30.0% - high 46.0%
		discounted cash flow	variable square per unit	$21,544 - $38,345
		discounted cash flow	variable square meter	$100.00 - $624.19

($ in millions)
Financial Liabilities	Fair Value at June 30, 2022	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Derivatives embedded in fixed indexed annuity products	$93.2	discounted cash flow	lapse rate	5.3%
			mortality multiplier(4)	66.8%
			option budget	0.9% - 2.5%
			non-performance adjustment(5)	5.0%
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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
June 30, 2022
Financial Assets
Other investments	$171.8	$175.2	$—	$—	$175.2
Deposit asset on reinsurance	2,507.1	2,338.5	—	—	2,338.5
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,986.4	5,049.7	—	—	5,049.7
Investment contract and policy reserves, account values on life contracts	108.0	117.9	—	—	117.9
Other policyholder funds	934.4	934.4	—	867.3	67.1
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	248.8	249.7	—	249.7	—

December 31, 2021
Financial Assets
Other investments	$148.8	$152.4	$—	$—	$152.4
Deposit asset on reinsurance	2,481.5	2,935.1	—	—	2,935.1
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,941.3	5,004.9	—	—	5,004.9
Investment contract and policy reserves, account values on life contracts	105.4	115.4	—	—	115.4
Other policyholder funds	839.3	839.3	—	782.8	56.5
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	253.6	277.4	—	277.4	—

Horace Mann Educators Corporation	20	Quarterly Report on Form 10-Q

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
The carrying amount of goodwill by reporting unit as of June 30, 2022 was as follows:

($ in millions)	December 31, 2021	Impairment	Acquisition	June 30, 2022
Property & Casualty	$9.5	$—	$—	$9.5
Life & Retirement	14.4	—	—	14.4
Supplemental & Group Benefits	19.6	—	12.8	32.4
Total	$43.5	$—	$12.8	$56.3

As of June 30, 2022, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of Benefit Consultants Group, Inc. (BCG) and NTA Life Enterprises, LLC (NTA) during 2019, as well as the acquisition of Madison National during 2022. The acquisitions of BCG, NTA and Madison National resulted in initial recognition of definite-lived intangible assets subject to amortization in the amounts of $14.1 million, $160.4 million and $56.5 million, respectively. As of June 30, 2022 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in millions)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	28	$100.1
Value of distribution acquired	17	54.0
Value of agency relationships	14	17.0
Value of customer relationships	10	59.9
Total	20	231.0
Accumulated amortization and impairments:
Value of business acquired		(23.5)
Value of distribution acquired		(13.1)
Value of agency relationships		(7.2)
Value of customer relationships		(4.6)
Total		(48.4)
Net intangible assets subject to amortization:		$182.6
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

Horace Mann Educators Corporation	21	Quarterly Report on Form 10-Q

NOTE 5 - Goodwill and Intangible Assets (continued)
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in millions)
Year Ending December 31,
2022 (excluding the six months ended June 30, 2022)	$8.3
2023	15.5
2024	15.1
2025	14.8
2026	14.5
Thereafter	114.4
Total	$182.6
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
Indefinite-lived intangible assets (not subject to amortization) as of June 30, 2022 were as follows:

($ in millions)
Trade names	$7.9
State licenses	5.9
Total	$13.8
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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Property & Casualty
Beginning gross reserves(1)	$356.2	$374.1	$362.4	$372.2
Less: reinsurance recoverables	108.0	112.5	110.3	112.9
Net reserves, beginning of period(2)	248.2	261.6	252.1	259.3
Incurred claims and claim expenses:
Claims occurring in the current period	144.1	118.1	252.4	212.9
Increase (decrease) in estimated reserves for claims occurring in prior periods(3)	6.0	(4.2)	6.0	(4.2)
Total claims and claim expenses incurred(4)	150.1	113.9	258.4	208.7
Claims and claim expense payments for claims occurring during:
Current period	84.4	79.1	118.2	113.5
Prior periods	45.3	36.9	123.7	95.0
Total claims and claim expense payments	129.7	116.0	241.9	208.5
Net reserves, end of period(2)	268.6	259.5	268.6	259.5
Plus: reinsurance recoverables	109.8	108.9	109.8	108.9
Ending gross reserves(1)	$378.4	$368.4	$378.4	$368.4
(1)Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Life & Retirement and Supplemental & Group Benefits of $112.1 million and $65.2 million as of June 30, 2022 and 2021, respectively, in addition to Property & Casualty reserves.
(2)Reserves net of anticipated reinsurance recoverables.
(3)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(4)Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Life & Retirement and Supplemental & Group Benefits of $57.5 million and $126.2 million for the three and six months ended June 30, 2022, respectively, in addition to Property & Casualty amounts. Benefits, claims and settlement expenses for Life & Retirement and Supplemental & Group Benefits of $33.2 million and $72.7 million for the three and six months ended June 30, 2021, respectively.

Development of total reserves for Property & Casualty claims occurring in prior years was $6.0 million net unfavorable and $4.2 million net favorable for the six months ended June 30, 2022 and 2021, respectively. The unfavorable development for the six months ended June 30, 2022 was the result of unfavorable loss trends in auto offset by favorable loss trends in homeowners loss emergence for accident years 2021 and prior. The favorable development for the six months ended June 30, 2021 was the result of favorable loss trends in auto and homeowners loss emergence for accident years 2020 and prior.

Horace Mann Educators Corporation	23	Quarterly Report on Form 10-Q

NOTE 7 - Reinsurance
The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, claims incurred but not yet reported and policy benefits, are estimated in a manner consistent with the insurance liability associated with the policy. The effects of reinsurance on net premiums written and contract deposits; net premiums and contract charges earned; and benefits, claims and settlement expenses were as follows:

($ in millions)	Direct Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Three months ended June 30, 2022
Net premiums written and contract deposits(2)	$374.5	$16.4	$13.7	$371.8
Net premiums and contract charges earned	260.9	18.7	13.6	255.8
Benefits, claims and settlement expenses	220.6	14.3	1.3	207.6

Three months ended June 30, 2021
Net premiums written and contract deposits(2)	$351.2	$5.6	$2.5	$348.1
Net premiums and contract charges earned	231.5	8.1	2.4	225.8
Benefits, claims and settlement expenses	144.6	(1.0)	1.5	147.1

Six months ended June 30, 2022
Net premiums written and contract deposits(2)	$734.1	$31.3	$26.1	$728.9
Net premiums and contract charges earned	521.4	35.9	26.2	511.7
Benefits, claims and settlement expenses	400.1	25.8	10.3	384.6

Six months ended June 30, 2021
Net premiums written and contract deposits(2)	$671.8	$11.5	$4.0	$664.3
Net premiums and contract charges earned	465.7	16.5	4.2	453.4
Benefits, claims and settlement expenses	280.2	1.5	2.7	281.4
(1)    Excludes the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.
NOTE 8 - Commitments
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $862.0 million and $858.1 million as of June 30, 2022 and December 31, 2021, respectively.

Horace Mann Educators Corporation	24	Quarterly Report on Form 10-Q

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
Summarized financial information for these segments is as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net premiums and contract charges earned
Property & Casualty	$149.9	$155.0	$300.1	$310.8
Life & Retirement	36.8	38.5	72.6	77.9
Supplemental & Group Benefits	69.1	32.3	139.0	64.7
Total	$255.8	$225.8	$511.7	$453.4

Net investment income
Property & Casualty	$7.7	$21.7	$14.9	$32.5
Life & Retirement	88.4	81.7	172.6	161.6
Supplemental & Group Benefits	9.6	6.4	16.7	11.8
Corporate & Other	—	—	—	—
Intersegment eliminations	(0.5)	(0.6)	(1.1)	(1.2)
Total	$105.2	$109.2	$203.1	$204.7

Net income (loss)
Property & Casualty	$(25.4)	$19.3	$(16.9)	$47.2
Life & Retirement	17.3	16.5	29.1	27.9
Supplemental & Group Benefits	13.2	12.0	24.4	23.3
Corporate & Other	(17.6)	(1.1)	(34.6)	(12.4)
Total	$(12.5)	$46.7	$2.0	$86.0

($ in millions)	June 30, 2022	December 31, 2021
Assets
Property & Casualty	$1,063.4	$1,243.4
Life & Retirement	11,125.5	12,064.7
Supplemental & Group Benefits	1,450.6	858.8
Corporate & Other	180.7	281.8
Intersegment eliminations	(61.7)	(64.8)
Total	$13,758.5	$14,383.9

Horace Mann Educators Corporation	25	Quarterly Report on Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Securities(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, April 1, 2022	$20.0	$(10.2)	$9.8
Other comprehensive loss before reclassifications	(252.7)	—	(252.7)
Amounts reclassified from AOCI(2)	12.3	—	12.3
Net current period other comprehensive loss	(240.4)	—	(240.4)
Ending balance, June 30, 2022	$(220.4)	$(10.2)	$(230.6)

Beginning balance, April 1, 2021	$243.6	$(11.2)	$232.4
Other comprehensive income before reclassifications	93.3	—	93.3
Amounts reclassified from AOCI(3)	(4.7)	—	(4.7)
Net current period other comprehensive income	88.6	—	88.6
Ending balance, June 30, 2021	$332.2	$(11.2)	$321.0

Beginning balance, January 1, 2022	$290.7	$(10.2)	$280.5
Other comprehensive loss before reclassifications	(537.5)	—	(537.5)
Amounts reclassified from AOCI(2)	26.4	—	26.4
Net current period other comprehensive loss	(511.1)	—	(511.1)
Ending balance, June 30, 2022	$(220.4)	$(10.2)	$(230.6)

Beginning balance, January 1, 2021	$366.3	$(11.2)	$355.1
Other comprehensive loss before reclassifications	(35.8)	—	(35.8)
Amounts reclassified from AOCI(3)	1.7	—	1.7
Net current period other comprehensive loss	(34.1)	—	(34.1)
Ending balance, June 30, 2021	$332.2	$(11.2)	$321.0
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(15.5) million and $(33.4) million, are included in Net investment gains (losses) and the related income tax benefit, $(3.2) million and $(7.0) million, are included in income tax expense (benefit) in the Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively.
(3)The pretax amounts reclassified from AOCI, $5.9 million and $(2.2) million, are included in Net investment gains (losses) and the related income tax expenses (benefits), $1.2 million and $(0.5) million, are included in income tax expense (benefit) in the Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income (loss) in the same reporting period is disclosed in Note 3.

Horace Mann Educators Corporation	26	Quarterly Report on Form 10-Q

NOTE 11 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	June 30, 2022	December 31, 2021
Cash	$49.2	$133.0
Restricted cash	0.9	0.7
Total cash and restricted cash reported in the Consolidated Balance Sheets	$50.1	$133.7

($ in millions)	Six Months Ended June 30,
	2022	2021
Cash paid for:
Interest	$7.1	$6.8
Income taxes	5.3	13.4
Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the three and six months ended June 30, 2022 and 2021, respectively.

Horace Mann Educators Corporation	27	Quarterly Report on Form 10-Q

ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Second Quarter 2022 Investor Supplement.
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

Horace Mann Educators Corporation	28	Quarterly Report on Form 10-Q

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
Effective January 1, 2022, we acquired all the equity interests in Madison National Life Insurance Company, Inc., an insurance company organized under the laws of the State of Wisconsin (Madison National), for $172.3 million. The Seller has a potential earn-out of up to $12.5 million payable in cash, if specified financial targets are achieved by the end of 2023. As a result of the acquisition, Madison National became a wholly owned subsidiary of HMEC.
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
Consolidated Financial Highlights
(All comparisons vs. same periods in 2021, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2022-2021	Six Months Ended June 30,		2022-2021
	2022	2021	Change %	2022	2021	Change %
Total revenues	$346.3	$347.1	-0.2%	$693.1	$669.1	3.6%
Net income (loss)	(12.5)	46.7	-126.8%	2.0	86.0	-97.7%
Per diluted share:
Net income (loss)	(0.30)	1.11	-127.0%	0.05	2.04	-97.5%
Net investment gains (losses) after tax	(0.29)	0.09	N.M.	(0.58)	(0.08)	N.M.
Book value per share				$30.59	$43.78	-30.1%
Net income return on equity - last twelve months				3.6%	9.8%
Net income return on equity - annualized				0.3%	9.5%

For the three and six months ended June 30, 2022, net income decreased $59.2 million and $84.0 million, respectively, primarily due to the impact of an elevated level of catastrophe losses, higher inflation and other factors driving auto loss severity, and equity market declines as well as higher net investment losses mainly from changes in fair values of equity securities.

Horace Mann Educators Corporation	29	Quarterly Report on Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2021, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2022-2021	Six Months Ended June 30,		2022-2021
	2022	2021	Change %	2022	2021	Change %
Net premiums and contract charges earned	$255.8	$225.8	13.3%	$511.7	$453.4	12.9%
Net investment income	105.2	109.2	-3.7%	203.1	204.7	-0.8%
Net investment gains (losses)	(15.5)	4.9	N.M.	(31.0)	(4.1)	N.M.
Other income	0.8	7.2	-88.9%	9.3	15.1	-38.4%
Total revenues	346.3	347.1	-0.2%	693.1	669.1	3.6%

Benefits, claims and settlement expenses	207.6	147.1	41.1%	384.6	281.4	36.7%
Interest credited	42.4	51.2	-17.2%	83.2	101.8	-18.3%
Operating expenses	77.3	60.5	27.8%	154.1	118.5	30.0%
DAC unlocking and amortization expense	27.0	23.5	14.9%	53.4	47.6	12.2%
Intangible asset amortization expense	4.2	3.2	31.3%	8.4	6.5	29.2%
Interest expense	4.3	3.5	22.9%	8.2	7.0	17.1%
Total benefits, losses and expenses	362.8	289.0	25.5%	691.9	562.8	22.9%

Income (loss) before income taxes	(16.5)	58.1	-128.4%	1.2	106.3	-98.9%
Income tax expense (benefit)	(4.0)	11.4	-135.1%	(0.8)	20.3	-103.9%
Net income (loss)	$(12.5)	$46.7	-126.8%	$2.0	$86.0	-97.7%

Net Premiums and Contract Charges Earned
For the three and six months ended June 30, 2022, net premiums and contract charges earned increased $30.0 million and $58.3 million, respectively, primarily due to the inclusion of Madison National partially offset by slightly lower net premiums earned by Property & Casualty.
Net Investment Income
Total net investment income decreased $4.0 million and $1.6 million for the three and six months ended June 30, 2022 respectively, as returns on limited partnership interests, while still elevated over historical levels, are lower than the outsized returns from the prior year periods. Net investment income from our investment portfolio benefited from yield expansion in the core fixed income portfolio and higher invested asset levels in both commercial mortgage loan funds and limited partnership interests. Investment yields continue to be impacted by the low interest rate environment of recent years although new money rates have risen for recent investments due to the rising interest rate environment. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment yield, excluding limited partnership interests, pretax - annualized*	4.3%	4.2%	4.3%	4.2%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.4%	3.4%	3.4%	3.4%

During the three and six months ended June 30, 2022, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We continue to fund commercial mortgage loan funds and limited partnership interests in line with our intent to increase our allocation to these portfolios to increase yields while balancing principal protection and risk.

Horace Mann Educators Corporation	30	Quarterly Report on Form 10-Q

Net Investment Gains (Losses)
For the three and six months ended June 30, 2022, pretax net investment losses increased $20.4 million and $26.9 million, respectively, mainly from changes in fair values of equity securities. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Impairments on investments recognized in net income	$(1.8)	$—	$(3.6)	$(3.2)
Sales and other, net	(1.1)	1.6	—	(0.5)
Change in fair value - equity securities	(12.6)	4.3	(29.7)	1.5
Change in fair value and losses realized on settlements - derivatives	—	(1.0)	2.3	(1.9)
Net investment gains (losses)	$(15.5)	$4.9	$(31.0)	$(4.1)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three and six months ended June 30, 2022, other income decreased $6.4 million and $5.8 million, respectively, primarily due to the inclusion of Madison National.
Benefits, Claims and Settlement Expenses
For the three and six months ended June 30, 2022, benefits, claims and settlement expenses increased $60.5 million and $103.2 million, respectively, primarily due to an elevated level of catastrophe losses, an increase in auto losses and the inclusion of Madison National, partially reduced by an offsetting change in interest credited of $10.3 million and $20.7 million, respectively.
Interest Credited
For the three and six months ended June 30, 2022, interest credited decreased $8.8 million and $18.6 million, respectively, driven primarily by an offsetting change in benefits, claims and settlement expenses of $10.3 million and $20.7 million, respectively. Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 2.4% as of June 30, 2022 and June 30, 2021, respectively.
Operating Expenses
For the three and six months ended June 30, 2022, operating expenses increased $16.8 million and $35.6 million, respectively, primarily due to the inclusion of Madison National.
Deferred Policy Acquisition Costs (DAC) Unlocking and Amortization Expense
For the three and six months ended June 30, 2022, DAC unlocking and amortization expense increased $3.5 million and $5.8 million, respectively, primarily due to equity market declines leading to unfavorable DAC unlocking in the Life & Retirement segment.
Intangible Asset Amortization Expense
For the three and six months ended June 30, 2022, intangible asset amortization expense increased $1.0 million and $1.9 million, respectively, due to the acquisition of Madison National.
Interest Expense
For the three and six months ended June 30, 2022, interest expense increased $0.8 million and $1.2 million, respectively, due to an increase in interest rates on the Bank Credit Facility.

Horace Mann Educators Corporation	31	Quarterly Report on Form 10-Q

Income Tax Expense (Benefit)
The effective income tax rate, including net investment gains (losses), was a negative 66.7% and a positive 19.1% for the six months ended June 30, 2022 and 2021, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 100.5 and 3.1 percentage points for the six months ended June 30, 2022 and 2021, respectively.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
At June 30, 2022, our federal income tax returns for years prior to 2014 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2022
The following discussion provides outlook information for our results of operations and capital position. Horace Mann’s outlook for 2022 reflects accretion from newly acquired Madison National as well as estimates of the initial contributions of strategic growth initiatives.
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate our 2022 core earnings will now be in the range of $2.15 to $2.35 per diluted share. The decrease in the range from the outlook discussed in our Outlook for 2022 in the Annual Report on Form 10-K for the year ended December 31, 2021, is due to the impact of an elevated level of catastrophe losses and higher inflation and other factors driving auto loss severity experienced in the first half of the year as well as effects of equity market declines.
As previously announced, total net investment income from the managed portfolio for 2022 is expected to be at the low end of the guided range of $310 million to $320 million. This largely reflects net investment income on the core portfolio at the low end of expectations due to lower portfolio balances resulting from elevated catastrophe losses. Due to equity market declines, returns on limited partnership funds are now expected to be below historical averages for the second half of the year.
Results for each segment will reflect different considerations:
Property & Casualty Segment
Property & Casualty segment 2022 core earnings are now expected to be in the range of $10 million to $14 million, reflecting first-half results. The full-year 2022 guidance reflects the company’s assumption that catastrophe losses in the second half of the year will contribute between $20 million and $22 million, pretax, unchanged from previous guidance and in line with the 10-year average for second-half catastrophe losses.
Life & Retirement Segment
Life & Retirement segment 2022 core earnings are expected to be in the range of $56 million to $59 million, reflecting first-half results. The full-year net investment spread is now expected to be slightly below the 2021 level of 290 due to the revised outlook for net investment income.
Supplemental & Group Benefits Segment
Supplemental & Group Benefits segment 2022 core earnings are now expected to be at the low end of the guided range of $47 million to $50 million. Expectations for full-year 2022 benefit ratios continue to be about 35% for voluntary products and about 50% for employer-sponsored products. Amortization of intangible assets is expected to be approximately $13 million, or 30 cents per share (after tax).
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

Horace Mann Educators Corporation	32	Quarterly Report on Form 10-Q

year ended December 31, 2021 concerning other important factors that could impact actual results. We believe that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Application of Critical Accounting Estimates in that Form 10-K within which we have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for maturity securities
•Evaluation of goodwill and intangible assets for impairment
•Valuation of annuity and life deferred policy acquisition costs
•Valuation of liabilities for property and casualty unpaid claims and claim expenses
•Valuation of certain investment contract and policy reserves
Except as noted below, as of June 30, 2022, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.
Valuation of Assets Acquired and Liabilities Assumed under Purchase Accounting and Purchase Price Allocation
In accounting for the acquisition of Madison National Life Insurance Company, Inc. (Madison National), assets acquired and liabilities assumed are recognized based on estimated fair values as of the date of acquisition. The excess of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired is recognized as goodwill. A significant amount of judgment is involved in estimating the individual fair values of tangible assets, intangible assets, and other assets and liabilities. We used all available information to make these fair value determinations and engaged third-party consultants for valuation assistance. The fair value of assets and liabilities as of the acquisition date were estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which required estimates of replacement costs and depreciation and obsolescence estimates; and the market approach. The estimates used in determining fair values were based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
The value of business acquired intangible asset (VOBA) represents the present value of the expected underwriting profit within policies that were in force on the date of acquisition. The value of customer relationships acquired intangible asset was valued based on the actuarial appraisal method net of VOBA. This represents expected future premiums arising from ongoing relationships and includes assumed growth in premium in the first projection year as well as all premiums in projection years two through ten. The state

Horace Mann Educators Corporation	33	Quarterly Report on Form 10-Q

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
Property & Casualty
(All comparisons vs. same periods in 2021, unless noted otherwise)
For the three and six months ended June 30, 2022, the net losses reflected the following factors:
•Elevated level of catastrophe losses in the current quarter that were well above our 10-year historical average
•Increase in auto loss ratio due to impact of inflation and other loss cost factors, including industry trends toward more severe accidents and increased utilization of medical treatments
•A decrease in net investment income due to limited partnership interests that had outsized returns in the prior year periods

Horace Mann Educators Corporation	34	Quarterly Report on Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2022-2021		Six Months Ended June 30,		2022-2021
	2022	2021	Change		2022	2021	Change
Financial Data:
Net premiums written*:
Auto	$99.0	$97.8	1.2%		$193.5	$197.0	-1.8%
Property and other	59.0	57.8	2.1%		104.1	100.4	3.7%
Total net premiums written	158.0	155.6	1.5%		297.6	297.4	0.1%
Change in unearned net premiums	(8.1)	(0.6)	N.M.		2.5	13.4	-81.3%
Total net premiums earned	149.9	155.0	-3.3%		300.1	310.8	-3.4%
Incurred claims and claims expenses:
Claims occurring in the current year	144.2	118.2	22.0%		252.5	212.9	18.6%
Prior years' reserve development(1)	6.0	(4.2)	N.M.		6.0	(4.2)	N.M.
Total claims and claim expenses incurred	150.2	114.0	31.8%		258.5	208.7	23.9%
Operating expenses, including DAC amortization	40.1	39.9	0.5%		79.5	79.4	0.1%
Underwriting gain	(40.4)	1.1	N.M.		(37.9)	22.7	N.M.
Net investment income	7.7	21.7	-64.5%		14.9	32.5	-54.2%
Income (loss) before income taxes	(31.5)	24.0	N.M.		(21.0)	58.4	-136.0%
Net income (loss)	(25.4)	19.3	N.M.		(16.9)	47.2	-135.8%
Core earnings (loss)*	(25.4)	19.3	N.M.		(16.9)	47.2	-135.8%

Operating Statistics:
Auto
Loss and loss adjustment expense ratio	93.2%	67.6%	25.6	pts	84.6%	63.3%	21.3	pts
Expense ratio	26.1%	25.7%	0.4	pts	26.0%	25.4%	0.6	pts
Combined ratio:	119.3%	93.3%	26.0	pts	110.6%	88.7%	21.9	pts
Prior years' reserve development(1)	12.4%	-3.0%	15.4	pts	6.2%	-1.5%	7.7	pts
Catastrophe losses	3.9%	2.6%	1.3	pts	2.2%	1.5%	0.7	pts
Underlying combined ratio*	103.0%	93.7%	9.3	pts	102.2%	88.7%	13.5	pts
Property
Loss and loss adjustment expense ratio	113.0%	84.8%	28.2	pts	88.9%	74.5%	14.4	pts
Expense ratio	28.0%	26.0%	2.0	pts	27.7%	26.0%	1.7	pts
Combined ratio:	141.0%	110.8%	30.2	pts	116.6%	100.5%	16.1	pts
Prior years' reserve development(1)	-11.4%	-2.3%	-9.1	pts	-5.7%	-1.1%	-4.6	pts
Catastrophe losses	79.7%	27.9%	51.8	pts	46.1%	24.1%	22.0	pts
Underlying combined ratio*	72.7%	85.2%	-12.5	pts	76.2%	77.5%	-1.3	pts

Risks in force (in thousands)
Auto(2)					371	387	-4.1%
Property					174	180	-3.3%
Total					545	567	-3.9%
(1)    (Favorable) unfavorable.
(2)    Includes assumed risks in force of 4.

On a reported basis, the 21.9 point increase in the auto combined ratio for the six months ended June 30, 2022 was mainly attributable to a 12.9 point increase in the auto underlying loss ratio* and a 7.7 point increase in prior years' reserve development. The increase in the auto underlying loss ratio reflects a return to more normal

Horace Mann Educators Corporation	35	Quarterly Report on Form 10-Q

driving patterns, the impact of inflation and other loss cost factors, including industry trends toward more severe accidents and increased utilization of medical treatments. We continue to implement rate and other underwriting changes that address these trends. Unfavorable prior years' auto reserve development of $12.0 million was reported for the six months ended June 30, 2022 due to pandemic-related systemic delays that are affecting the settlement of claims from recent accident years that remain open.
The reported property combined ratio and loss ratio increased 16.1 points and 14.4 points, respectively, for the six months ended June 30, 2022, reflecting an elevated level of catastrophe losses during the current quarter that were well above our 10-year historical average. Favorable prior years' reserve development of $6.0 million benefited the reported property combined ratio by 5.7 points for the six months ended June 30, 2022.
For the three and six months ended June 30, 2022, total net premiums written* increased $2.4 million and $0.2 million, respectively, as inflation adjustments to coverage values for property began to take effect. The benefit of stronger retention is being offset by new business volumes that still remain below historical levels due to the lingering effect of the pandemic on sales*.
For the three and six months ended June 30, 2022, auto net premiums written* increased $1.2 million and decreased $3.5 million, respectively, primarily due to the continuing decline in auto risks in force partially offset by stabilization of pandemic-related mileage changes. Average net premium written and average net premium earned were flat for the six months ended June 30, 2022. The auto rate plan for the remainder of 2022 and throughout 2023 reflects rate increases in the high single-digit to low double-digit range in states representing almost 80% of our auto premiums. The number of educator risks has been over 80% relative to overall auto risks in force over the past two years.
For the three and six months ended June 30, 2022, property and other net premiums written* increased $1.2 million and $3.7 million, respectively, due to increases in average net premium written and average net premium earned which increased 7.1% and 4.2% for the six months ended June 30, 2022, respectively, as inflation adjustments to coverage values began to take effect. With inflationary pressure continuing, adjustments to coverage values and rates are expected to continue to play a role in the coming quarters. The property rate plan over the next 12 to 18 months reflects planned premium increases in the mid-teens, driven by both inflation guard actions and currently planned rate changes to reflect increased weather activity. The number of educator risks has been over 80% relative to overall property risks in force over the past two years.
We continue to evaluate and implement actions to further mitigate our exposure in catastrophe-prone areas of the country. Such actions could include, but are not limited to, non-renewal of property policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

Horace Mann Educators Corporation	36	Quarterly Report on Form 10-Q

Life & Retirement
(All comparisons vs. same periods in 2021, unless noted otherwise)
For the three and six months ended June 30, 2022, net income reflected the following factors:
•Strong annualized net interest spread on fixed annuities of 303 bps and 295 bps for the three and six months ended June 30, 2022
•Equity market declines leading to unfavorable DAC unlocking
•Lower mortality costs benefiting Life results

Horace Mann Educators Corporation	37	Quarterly Report on Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended June 30,		2022-2021	Six Months Ended June 30,			2022-2021
	2022	2021	Change	2022	2021		Change
Life & Retirement
Net premiums written and contract deposits*	$133.6	$146.3	-8.7%	$270.0	$276.6		-2.4%

Net premiums and contract charges earned	36.8	38.5	-4.4%	72.6	77.9		-6.8%
Net investment income	88.4	81.7	8.2%	172.6	161.6		6.8%
Other income	4.4	5.0	-12.0%	9.3	9.8		-5.1%

Life mortality costs	8.2	8.5	-3.5%	20.4	23.1		-11.7%
Interest credited	42.2	51.1	-17.4%	82.9	101.6		-18.4%
Change in reserves	22.5	14.5	55.2%	44.2	29.5		49.8%
Operating expenses	24.8	24.6	0.8%	50.6	48.3		4.8%
DAC amortization expense, excluding unlocking	7.2	6.6	9.1%	14.6	13.5		8.1%
DAC unlocking	3.7	(0.4)	N.M.	6.2	(1.0)		N.M.
Intangible asset amortization expense	0.3	0.2	50.0%	0.6	0.6		—%

Income before income taxes	20.7	20.1	3.0%	35.0	33.7		3.9%
Income tax expense	3.4	3.6	-5.6%	5.9	5.8		1.7%
Net income	17.3	16.5	4.8%	29.1	27.9		4.3%
Core earnings*	17.3	16.5	4.8%	29.1	27.9		4.3%

Life policies in force (in thousands)				162	163		-0.6%
Life insurance in force				$19,714	$19,239		2.5%
Life persistency - LTM				96.2%	96.0%	0.2	pts

Annuity contracts in force (in thousands)				228	229		-0.4%
Retirement Advantage® contracts in force (in thousands)				16	13		23.1%
Cash value persistency - LTM				94.1%	94.9%	-0.8	pts

For the three and six months ended June 30, 2022, life annualized sales* were slightly below the prior year periods with persistency for life products of 96.2% remaining in line with prior year periods.
For the six months ended June 30, 2022, net annuity contract deposits* for variable and fixed annuities decreased $7.0 million from strong prior year levels. Our relationship with educators often begins with our 403(b) retirement savings products, including our attractive annuity products, which provide encouraging cross-sell opportunities. Cash value persistency remained strong at 94.1%.
As of June 30, 2022, annuity assets under management were down $0.3 billion, or 5.5%, compared to a year ago primarily due to market depreciation. Assets under administration, which includes Retirement Advantage® and other advisory and recordkeeping assets were down $1.1 billion, or 11.4%, compared to a year ago largely due to the effect of equity market performance on assets under management. The year-to-date annualized net interest spread on fixed annuities, excluding reinsurance, increased 36 basis points, primarily reflecting higher net investment income.
We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $722.1 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.

Horace Mann Educators Corporation	38	Quarterly Report on Form 10-Q

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on our existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Life & Retirement net investment income by approximately $2.7 million in year one and $8.2 million in year two, further reducing the annualized net interest spread on fixed annuities by approximately 9 basis points and 27 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to guaranteed minimum crediting rates.
The expectation for future annualized net interest spreads on fixed annuities is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread on fixed annuities, based on DAC as of June 30, 2022 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread on the fixed annuities assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.
We reinsure a $2.4 billion block of in force fixed annuities with a minimum crediting rate of 4.5% which helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the guaranteed minimum crediting rates for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	June 30, 2022
	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Guaranteed minimum crediting rates:
Less than 2%	56.0%	$1,422.2	73.0%	49.2%	$1,037.9
Equal to 2% but less than 3%	11.1	283.2	83.8	11.2	237.4
Equal to 3% but less than 4%	24.5	623.1	99.9	29.5	622.7
Equal to 4% but less than 5%	6.5	165.1	100.0	7.8	165.1
5% or higher	1.9	47.9	100.0	2.3	47.9
Total	100.0%	$2,541.5	83.1%	100.0%	$2,111.0

We will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 and other factors in this report.

Horace Mann Educators Corporation	39	Quarterly Report on Form 10-Q

Supplemental & Group Benefits
(All comparisons vs. same periods in 2021, unless noted otherwise)
For the three and six months ended June 30, 2022, net income reflected the following factors:
•Inclusion of Madison National's results
•Year-to date sales* of voluntary products were up $1.4 million, or 63.6%, and year-to-date sales* of employer-sponsored products added another $3.6 million

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended June 30,		2022-2021		Six Months Ended June 30,		2022-2021
	2022	2021	Change		2022	2021	Change
Supplemental & Group Benefits
Net premiums and contract charges earned	$69.1	$32.3	113.9%		$139.0	$64.7	114.8%
Net investment income	9.6	6.4	50.0%		16.7	11.8	41.5%
Other income	(4.8)	0.6	N.M.		(3.2)	1.3	N.M.
Benefits, settlement expenses and change in reserves	26.7	10.1	N.M.		61.5	20.2	N.M.
Interest credited	0.2	0.1	N.M.		0.3	0.1	N.M.
Operating expenses (includes DAC unlocking and amortization expense)	26.5	10.7	147.7%		52.0	21.7	139.6%
Intangible asset amortization expense	3.9	3.0	30.0%		7.8	5.9	32.2%
Income before income taxes	16.6	15.4	7.8%		30.9	29.9	3.3%
Net income	13.2	12.0	10.0%		24.4	23.3	4.7%
Core earnings*	13.2	12.0	10.0%		24.4	23.3	4.7%

Benefits ratio(1)	38.9%	31.6%	7.3	pts	44.5%	31.4%	13.1	pts
Operating expense ratio(2)	35.9%	27.2%	8.7	pts	34.1%	27.9%	6.2	pts
Pretax profit margin(3)	22.5%	39.2%	-16.7	pts	20.3%	38.4%	-18.1	pts

Voluntary products benefits ratio	34.3%	31.3%	3.0	pts	31.8%	31.1%	0.7	pts
Voluntary premium persistency (rolling 12 months)	92.0%	90.7%	1.3	pts	92.0%	90.7%	1.3	pts
Employer-sponsored products benefits ratio	42.6%	—%	42.6	pts	54.4%	—%	N.M.
(1)    Ratio of benefits to net premiums earned.
(2)    Ratio of operating expenses to total revenues.
(3)    Ratio of income before taxes to total revenues.

For the three and six months ended June 30, 2022, total sales* were $3.5 million and $7.2 million, respectively. Sales of voluntary products* were $2.2 million and $3.6 million for three and six months ended June 30, 2022, respectively, representing increases of 83.3% and 63.6% compared to the prior year periods, with persistency up 1.3 pts at 92.0%. Sales of employer-sponsored products* added another $3.6 million for the six months ended June 30, 2022, in line with management's expectations.

Horace Mann Educators Corporation	40	Quarterly Report on Form 10-Q

Net income was slightly higher compared to the prior year periods. The current periods include the results of Madison National which is driving increases in (1) benefits, settlement expenses and change in reserves, (2) operating expenses (includes DAC unlocking and amortization), and (3) intangible asset amortization expense. The non-cash impact of amortization of intangible assets under purchase accounting reduced net income by $3.9 million and $7.8 million pretax for the three and six months ended June 30, 2022. Pretax profit margin reflects a combination of voluntary and employer-sponsored products. The pretax margin reflected the addition of the newly acquired employer-sponsored products.
Corporate & Other
(All comparisons vs. same periods in 2021, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended June 30,		2022-2021	Six Months Ended June 30,		2022-2021
	2022	2021	Change %	2022	2021	Change %
Interest expense	$(4.3)	$(3.5)	-22.9%	$(8.2)	$(6.9)	-18.8%
Net investment gains (losses) pretax	(15.5)	4.9	N.M.	(31.0)	(4.1)	N.M.
Operating expenses	(2.5)	(2.8)	10.7%	(4.5)	(4.7)	4.3%
Net investment gains (losses) after tax	(12.2)	3.9	N.M.	(24.4)	(3.2)	N.M.
Net loss	(17.6)	(1.1)	N.M.	(34.6)	(12.4)	N.M.
Core loss*	(5.4)	(5.0)	-8.0%	(10.2)	(9.2)	-10.9%

For the three and six months ended June 30, 2022, net losses increased due to net investment losses which are mainly from changes in fair values of equity securities.
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

($ in millions)	Three Months Ended June 30,		2022-2021	Six Months Ended June 30,		2022-2021
	2022	2021	Change %	2022	2021	Change %
Net investment income - investment portfolio	$79.4	$84.1	-5.6%	$152.4	$155.2	-1.8%
Investment income - deposit asset on reinsurance	25.8	25.1	2.8%	50.7	49.5	2.4%
Total net investment income	105.2	109.2	-3.7%	203.1	204.7	-0.8%
Pretax net investment gains (losses)	(15.5)	4.9	N.M.	(31.0)	(4.1)	N.M.
Pretax net unrealized investment gains (losses) on fixed maturity securities				(358.5)	505.6	N.M.

Net investment income from our investment portfolio decreased $4.7 million and $2.8 million for the three and six months ended June 30, 2022 respectively, as returns on limited partnership interests, while still elevated over historical levels, are lower than the outsized returns from the prior year periods. Net investment income from our investment portfolio benefited from yield expansion in the core fixed income portfolio and higher invested asset levels in both commercial mortgage loan funds and limited partnership interests.
For the three and six months ended June 30, 2022, pretax net investment losses increased $20.4 million and $26.9 million, respectively, which are mainly from changes in fair values of equity securities. Pretax net unrealized investment losses on fixed maturity securities as of June 30, 2022 were $358.5 million compared to

Horace Mann Educators Corporation	41	Quarterly Report on Form 10-Q

pretax net unrealized investment gains of $441.6 million as of December 31, 2021 reflecting a 150 basis point increase in the 10-year U.S. Treasury yield and wider credit spreads across most asset classes.
Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	June 30, 2022
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Gain (Loss)
Fixed maturity securities
Corporate bonds
Banking & Finance	178	$504.2	$543.3	$(39.1)
Insurance	59	162.4	172.0	(9.6)
Miscellaneous	40	150.9	153.8	(2.9)
Energy	93	149.9	164.6	(14.7)
HealthCare, Pharmacy	89	139.9	158.3	(18.4)
Utilities	83	130.5	145.8	(15.3)
Real Estate	47	107.3	114.2	(6.9)
Transportation	54	104.2	113.0	(8.8)
Food and Beverage	36	82.6	89.0	(6.4)
Consumer Products	60	74.8	86.9	(12.1)
All other corporates(1)	360	543.8	601.9	(58.1)
Total corporate bonds	1,099	2,150.5	2,342.8	(192.3)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	260	405.1	426.9	(21.8)
Commercial(2)	151	302.5	316.7	(14.2)
Other	33	16.8	17.5	(0.7)
Municipal bonds(3)	617	1,426.3	1,476.6	(50.3)
Government bonds
U.S.	43	371.3	409.5	(38.2)
Foreign	8	41.4	41.3	0.1
Collateralized loan obligations(4)	216	680.5	701.9	(21.4)
Asset-backed securities	118	293.6	313.3	(19.7)
Total fixed maturity securities	2,545	$5,688.0	$6,046.5	$(358.5)

Equity securities
Non-redeemable preferred stocks	29	$98.8
Common stocks	5	0.6
Closed-end fund	1	17.9
Total equity securities	35	$117.3

Total	2,580	$5,805.3
(1)The All other corporates category contains 18 additional industry sectors. Technology, industry manufacturing, telecommunications, broadcasting and media and leisure entertainment represented $283 million of fair value at June 30, 2022, with the remaining 13 sectors each representing less than $261 million.
(2)At June 30, 2022, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 46.4% are tax-exempt and 77.5% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at June 30, 2022.
(4)Based on fair value, 93.3% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO - S&P, Moody's, Fitch, Dominion, AM Best, Morningstar, Egan Jones and Kroll).

Horace Mann Educators Corporation	42	Quarterly Report on Form 10-Q

As of June 30, 2022, our diversified fixed maturity securities portfolio consisted of 3,912 investment positions, issued by 2,545 entities, and totaled approximately $5.7 billion in fair value. This portfolio was 90.4% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of June 30, 2022, 90.0% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		June 30, 2022
	December 31, 2021	June 30, 2022	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	10.1%	10.1%	$574.8	$600.6
AA(2)	37.1	38.4	2,183.2	2,321.1
A	19.2	18.0	1,025.8	1,075.1
BBB	23.6	23.9	1,356.6	1,475.7
BB	3.1	2.8	157.8	172.6
B	1.3	1.5	84.9	92.2
CCC or lower	—	—	1.0	1.1
Not rated(3)	5.6	5.3	303.9	308.1
Total fixed maturity securities	100.0%	100.0%	$5,688.0	$6,046.5
Equity securities
AAA	—	—	$—
AA	—	—	—
A	0.5%	0.5%	0.6
BBB	67.3	69.0	80.9
BB	12.7	13.2	15.5
B	—	—	—
CCC or lower	—	—	—
Not rated	19.5	17.3	20.3
Total equity securities	100.0%	100.0%	$117.3

Total			$5,805.3
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At June 30, 2022, the AA rated fair value amount included $364.3 million of U.S. Government and federally sponsored agency securities and $603.3 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by an NRSRO.

As of June 30, 2022, the fixed maturity securities portfolio had $425.0 million of pretax gross unrealized investment losses on $4,344.4 million of fair value related to 3,055 positions. Of the investment positions with gross unrealized losses, there were 351 trading below 80.0% of the carrying value as of June 30, 2022.
We view the pretax gross unrealized investment losses of all our fixed maturity securities as of June 30, 2022 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment.

Horace Mann Educators Corporation	43	Quarterly Report on Form 10-Q

Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by COVID-19, inflation or the impacts of changes in interest rates during the first six months of 2022. For further discussion regarding the potential future impacts of COVID-19, inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates in our Annual Report on Form 10-K for the year ended December 31, 2021.
Off-Balance Sheet Arrangements
As of June 30, 2022 and 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we engaged in such relationships.
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

($ in millions)	Six Months Ended June 30,		2022-2021
	2022	2021	Change %
Net cash provided by operating activities	$80.0	$116.6	-31.4%
Net cash used in investing activities	(296.1)	(343.1)	13.7%
Net cash provided by financing activities	132.5	233.6	-43.3%
Net increase (decrease) in cash	(83.6)	7.1	N.M.
Cash at beginning of period	133.7	22.3	N.M.
Cash at end of period	$50.1	$29.4	70.4%
Operating Activities
As a holding company, we conduct our principal operations in the personal lines segment of the property and casualty, supplemental, group and life insurance industries through our subsidiaries. Our insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash flows generated by the insurance subsidiaries.
For the six months ended June 30, 2022, net cash provided by operating activities decreased $36.6 million, primarily due to higher claims paid on insurance policies.
Investing Activities
Our insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with our management of liquidity and other asset/liability management objectives, we, from time to time, will sell fixed maturity securities prior to maturity, and reinvest

Horace Mann Educators Corporation	44	Quarterly Report on Form 10-Q

the proceeds into other investments with different interest rates, maturities or credit characteristics. Accordingly, we have classified the entire fixed maturity securities portfolio as available for sale.
Investing activities includes our acquisition of Madison National for the six months ended June 30, 2022.
Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, changes in the deposit asset on reinsurance, repurchases of our common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.
For the six months ended June 30, 2022, net cash provided by financing activities decreased $101.1 million compared to the prior year period, primarily due to a $183.0 million net decrease in cash inflows from advances received under Federal Home Loan Bank of Chicago (FHLB) funding agreements partially offset by a $95.8 million net increase in cash inflows from reverse repurchase agreements.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Six Months Ended June 30,		2022-2021	2022-2021
	2022	2021	Change $	Change %
Balance at beginning of the period	$782.5	$590.5	$192.0	32.5%
Advances received from FHLB funding agreements	94.0	267.0	(173.0)	-64.8%
Principal repayments on FHLB funding agreements	(10.0)	—	(10.0)	N.M.
Balance at end of the period	$866.5	$857.5	$9.0	1.0%

Horace Mann Educators Corporation	45	Quarterly Report on Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Sales of investments	☑	☑	☑	☑
Funds from FHLB agreements	☑	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Funds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from senior revolving credit facility	☑	☑	☑	☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Operating costs and expenses	☑	☑	☑	☑
Purchase of investments	☑	☑	☑	☑
Repayment of FHLB agreements	☑	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayment				☑
Repayment on senior revolving credit facility	☑	☑	☑	☑
Payments related to employee benefit plans				☑
Payments for acquisitions				☑
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
As of June 30, 2022, we held $998.2 million of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.

Horace Mann Educators Corporation	46	Quarterly Report on Form 10-Q

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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2022 from all of our insurance subsidiaries without prior regulatory approval is $131.9 million, excluding the impact and timing of prior dividends, of which $113.7 million was paid during the six months ended June 30, 2022. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Total capital was $1,757.9 million as of June 30, 2022, including $497.8 million of short-term and long-term debt. Total debt represented 28.3% of total capital including net unrealized investment gains on fixed maturity securities (25.2% excluding net unrealized investment losses on fixed maturity securities*) at June 30, 2022, which was slightly above our long-term target of 25%.
Shareholders' equity was $1,260.1 million as of June 30, 2022, including net unrealized investment losses on fixed maturity securities of $220.4 million after taxes and the related impact of DAC associated with annuity contracts and life insurance products with account values. The market value of our common stock and the market value per share were $1,580.8 million and $38.38, respectively, as of June 30, 2022. Book value per share and adjusted book value per share* was $30.59 and $35.94, respectively, as of June 30, 2022.
Additional information regarding net unrealized investment gains on fixed maturity securities as of June 30, 2022 is included in Part I - Item 1, Note 3 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this report.
Total dividends paid to shareholders was $26.4 million for the six months ended June 30, 2022. In March and May of 2022, the Board of Directors (Board) approved regular quarterly dividends of $0.32 per share.
For the six months ended June 30, 2022, we repurchased 375,371 shares of our common stock at an average price per share of $37.36 under our 2015 share repurchase program, which is further described in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, $1.3 million remained authorized for future share repurchases under the 2015 share repurchase program. During the second quarter of 2022, our Board authorized $50.0 million of share repurchases under our 2022 share repurchase program. From January 1, 2022 through July 31, 2022, we used $24.0 million to repurchase 670,816 shares at an average price of $35.82, actively utilizing our 2022 share repurchase program. See Part II - Item 2 in this report for further information.

Horace Mann Educators Corporation	47	Quarterly Report on Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	June 30, 2022	December 31, 2021
Short-term debt
Bank Credit Facility	Variable	2026	$249.0	$249.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.3 and $0.3 and unamortized debt issuance costs of $0.9 and $1.1	4.50%	2025	248.8	248.6
FHLB borrowings	0.00%	2022	—	5.0
Total			$497.8	$502.6
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

As of June 30, 2022, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in the Part II - Item 8, Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. The Senior Notes are traded in the open market (HMN 4.50).
As of June 30, 2022, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity. The $5.0 million FHLB borrowings that was outstanding as of December 31, 2021 is reported as Long-term debt in the Consolidated Balance Sheet.
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
On December 31, 2021, we utilized $114.0 million of the senior revolving credit facility to fund a portion of the acquisition of Madison National that occurred effective January 1, 2022, resulting in an amount outstanding of $249.0 million under the senior revolving credit facility. We expect that the unused portion of the senior revolving credit facility will be available for ongoing working capital, capital expenditures and general corporate expenditures. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at June 30, 2022.
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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries. A.M. Best currently rates our NTA Life subsidiary at the same level as our Property & Casualty and Life & Retirement subsidiaries and our Madison National subsidiary is rated A- (Excellent). Assigned ratings and respective affirmation/review dates as of July 31, 2022 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	7/28/2022
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		7/28/2022
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		7/28/2022
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A-	(stable)	N.A.		7/28/2022
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		7/28/2022
Fitch	A	(stable)	BBB	(stable)	9/14/2021
Moody's
HMEC (parent company)			Baa2	(stable)	10/28/2021
HMEC's Life Group	A2	(stable)			7/27/2022
HMEC's P&C Group	A2	(stable)			10/28/2021
S&P	A	(stable)	BBB	(stable)	2/14/2022
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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of June 30, 2022. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
Except as noted below, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the second quarter of 2022, we executed internal controls associated with new processes supporting the implementation of Accounting Standards Update (ASU) 2018-12 for long-duration insurance contracts (LDTI). These controls provide assurance over the estimated impact to accumulated other comprehensive income and retained earnings that is expected upon adoption of LDTI on January 1, 2023, as disclosed in Note 1 to the Consolidated Financial Statements. We will continue to refine and maturate the internal controls associated with LDTI until adoption on January 1, 2023.
Effective January 1, 2022, we completed our acquisition of Madison National Life Insurance Company, Inc. (Madison National). We are in the process of integrating Madison National and our controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Therefore, we have elected to exclude Madison National from our assessment of internal control over financial reporting as of June 30, 2022.
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
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (i.e., the 2022 Program) to begin following the completion of the current $50 million repurchase plan which was authorized on September 30, 2015 (i.e., the 2015 Program). Both Programs authorize the repurchase of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice. During the three months ended June 30, 2022, we repurchased shares of our common stock under the 2015 Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the 2015 Program	Approximate Dollar Value of Shares that may yet be Purchased under the 2015 Program
April 1 - 30	—	$—	—	$13.1	million
May 1 - 31	226,640	38.09	226,640	$4.5	million
June 1 - 30	88,985	35.65	88,985	$1.3	million
Total	315,625	$37.40	315,625	$1.3	million
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

Horace Mann Educators Corporation	51	Quarterly Report on Form 10-Q

3.2	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

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

10.3(d)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Performance-Based Restricted Stock Units Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 9, 2022.

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

Horace Mann Educators Corporation	53	Quarterly Report on Form 10-Q

10.6*
Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.7*	Summary of HMEC Non-employee Director Compensation.

10.8*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 9, 2022.

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

10.10(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 9, 2022.

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

10.11(b)*
HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 9, 2022.

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

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

Horace Mann Educators Corporation	54	Quarterly Report on Form 10-Q

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	55	Quarterly Report on Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 8, 2022	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	August 8, 2022	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	August 8, 2022	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	56	Quarterly Report on Form 10-Q