Form 10-Q
period 2022-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2022-11-08
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of October 31, 2022, the registrant had 40,898,295 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2022, the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders' equity for the three and nine-month periods ended September 30, 2022 and 2021, and cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
November 8, 2022

Horace Mann Educators Corporation	1	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2022, $5,904.1; 2021, $5,797.7)	$5,272.1	$6,239.3
Equity securities at fair value	113.8	147.2
Limited partnership interests	997.5	712.8
Short-term and other investments	254.6	350.2
Total investments	6,638.0	7,449.5
Cash	36.2	133.7
Deferred policy acquisition costs	440.1	248.0
Reinsurance balances receivable	497.5	153.2
Deposit asset on reinsurance	2,525.6	2,481.5
Intangible assets	192.2	145.4
Goodwill	56.3	43.5
Other assets	328.6	288.1
Separate Account variable annuity assets	2,599.6	3,441.0
Total assets	$13,314.1	$14,383.9

Liabilities and Shareholders' Equity
Policy liabilities
Investment contract and policy reserves	$7,068.1	$6,577.8
Unpaid claims and claim expenses	481.9	425.9
Unearned premiums	266.5	255.1
Total policy liabilities	7,816.5	7,258.8
Other policyholder funds	1,000.7	945.9
Other liabilities	322.8	428.2
Short-term debt	249.0	249.0
Long-term debt	248.9	253.6
Separate Account variable annuity liabilities	2,599.6	3,441.0
Total liabilities	12,237.5	12,576.5
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2022, 66,612,323; 2021, 66,436,821	0.1	0.1
Additional paid-in capital	500.4	495.3
Retained earnings	1,500.4	1,524.9
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses) on fixed maturity securities	(396.7)	290.7
Net funded status of benefit plans	(10.2)	(10.2)
Treasury stock, at cost, 2022, 25,714,153 shares; 2021, 25,043,337 shares	(517.4)	(493.4)
Total shareholders’ equity	1,076.6	1,807.4
Total liabilities and shareholders’ equity	$13,314.1	$14,383.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of Operations
Revenues
Net premiums and contract charges earned	$257.8	$225.4	$769.5	$678.8
Net investment income	97.6	103.7	300.7	308.4
Net investment losses	(12.8)	(6.5)	(43.8)	(10.6)
Other income	0.4	7.0	9.7	22.1

Total revenues	343.0	329.6	1,036.1	998.7

Benefits, losses and expenses
Benefits, claims and settlement expenses	173.6	164.8	558.2	446.2
Interest credited	45.9	51.9	129.1	153.7
Operating expenses	75.6	64.3	229.7	182.8
DAC unlocking and amortization expense	23.3	22.9	76.7	70.5
Intangible asset amortization expense	4.2	3.3	12.6	9.8
Interest expense	5.3	3.4	13.5	10.4

Total benefits, losses and expenses	327.9	310.6	1,019.8	873.4

Income before income taxes	15.1	19.0	16.3	125.3
Income tax expense	1.2	2.7	0.4	23.0

Net income	$13.9	$16.3	$15.9	$102.3

Net income per share
Basic	$0.33	$0.39	$0.38	$2.44
Diluted	$0.33	$0.39	$0.38	$2.43

Weighted average number of shares and equivalent shares
Basic	41.4	42.0	41.7	42.0
Diluted	41.6	42.2	41.9	42.2

Statements of Comprehensive Income (Loss)
Net income	$13.9	$16.3	$15.9	$102.3
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	(176.3)	(25.3)	(687.4)	(59.4)
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive loss	(176.3)	(25.3)	(687.4)	(59.4)
Comprehensive income (loss)	$(162.4)	$(9.0)	$(671.5)	$42.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1	$0.1
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	0.1	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	498.1	490.7	495.3	488.4
Options exercised and conversion of common stock units and restricted stock units	0.2	0.2	(1.1)	(1.0)
Share-based compensation expense	2.1	2.0	6.2	5.5
Ending balance	500.4	492.9	500.4	492.9

Retained earnings
Beginning balance	1,499.9	1,494.4	1,524.9	1,434.6
Net income	13.9	16.3	15.9	102.3
Dividends, 2022, $0.32 per share; 2021, $0.31 per share	(13.4)	(13.2)	(40.4)	(39.4)
Ending balance	1,500.4	1,497.5	1,500.4	1,497.5

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(230.6)	321.0	280.5	355.1
Change in net unrealized investment losses on fixed maturity securities	(176.3)	(25.3)	(687.4)	(59.4)
Change in net funded status of benefit plans	—	—	—	—
Ending balance	(406.9)	295.7	(406.9)	295.7

Treasury stock, at cost
Beginning balance	(507.4)	(489.6)	(493.4)	(488.1)
Acquisition of shares	(10.0)	(0.2)	(24.0)	(1.7)
Ending balance	(517.4)	(489.8)	(517.4)	(489.8)
Shareholders' equity at end of period	$1,076.6	$1,796.4	$1,076.6	$1,796.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Quarterly Report on Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows - operating activities
Net income	$15.9	$102.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	43.8	10.6
Depreciation and intangible asset amortization	20.7	16.7
Share-based compensation expense	6.7	6.0
Income from equity method investments, net of dividends or distributions	2.1	(31.1)
Changes in:
Insurance liabilities	403.3	75.1
Amounts due under reinsurance agreements	(344.3)	(1.6)
Income tax liabilities	(6.0)	2.3
Other operating assets and liabilities	(31.0)	(9.0)
Other, net	4.6	6.8
Net cash provided by operating activities	115.8	178.1
Cash flows - investing activities
Fixed maturity securities
Purchases	(901.3)	(1,228.1)
Sales	529.9	319.2
Maturities, paydowns, calls and redemptions	428.8	631.5
Equity securities
Purchases	(4.5)	(45.0)
Sales and repayments	7.0	1.0
Limited partnership interests
Purchases	(332.3)	(202.1)
Sales	45.5	69.4
Change in short-term and other investments, net	95.4	103.1
Acquisition of business, net of cash acquired	(164.4)	—
Net cash used in investing activities	(295.9)	(351.0)
Cash flows - financing activities
Dividends paid to shareholders	(39.5)	(38.6)
FHLB borrowings	—	1.0
Principal repayment on FHLB borrowings	(5.0)	(50.0)
Acquisition of treasury stock	(24.0)	(1.7)
Proceeds from exercise of stock options	—	0.3
Withholding tax payments on RSUs tendered	(2.4)	(2.0)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	516.7	833.2
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(340.6)	(342.1)
Principal repayment on FHLB funding agreements	(94.0)	(204.0)
Life policy accounts:
Deposits	7.7	6.7
Withdrawals and surrenders	(2.8)	(3.0)
Change in deposit asset on reinsurance	(32.4)	(17.2)
Net increase in reverse repurchase agreements	95.2	—
Change in book overdrafts	3.7	8.2
Net cash provided by financing activities	82.6	190.8
Net increase (decrease) in cash	(97.5)	17.9
Cash at beginning of period	133.7	22.3
Cash at end of period	$36.2	$40.2
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	5	Quarterly Report on Form 10-Q

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
As described in Note 2, the Company acquired Madison National Life Insurance Company, Inc. (Madison National) effective January 1, 2022. In conjunction with the acquisition, management changed how it manages and conducts its business resulting in three operating segments: (1) Property & Casualty, (2) Life & Retirement, and (3) Supplemental & Group Benefits (which includes the results of Madison National).
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.
The accompanying Consolidated Financial Statements and Notes thereto are unaudited and reflect all adjustments (generally consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Part II - Item 8, Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred (i.e., the collateral), and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the collateral was $95.8 million as of September 30, 2022 and $0 as of December 31, 2021. The obligation for securities sold under reverse repurchase agreements was a net amount of $95.2 million as of September 30, 2022 and $0 as of December 31, 2021.
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

The Company currently estimates that the transition date impact from adoption is likely to result in an after-tax decrease to AOCI in a range between $475 million and $525 million.

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

The impact of this adjustment will likely result in an after-tax increase to AOCI in a range between $70 million and $75 million upon adoption.

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
Madison National's results are being reported in the operating segment titled "Supplemental & Group Benefits". The amount of revenues and pretax income for Madison National since the date of acquisition included in the Company's Consolidated Statement of Operations for the nine months ended September 30, 2022 are $106.7 million and $8.8 million (inclusive of the $3.5 million non-cash impact from amortization of intangible assets under purchase accounting), respectively.
The Company anticipates completing the process of estimating the fair value of Madison National assets acquired and liabilities assumed, including, but not limited to, intangible assets, policy reserves and certain tax-related balances by year end. Accordingly, the Company’s preliminary estimates and the allocation of the final adjusted purchase price to the assets acquired and liabilities assumed are subject to change as the Company completes the process. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations, changes if any, to the preliminary estimates and allocation of the final adjusted purchase price will be reported in the Company’s consolidated financial statements as an adjustment to the opening balance sheet. Based on the Company’s preliminary allocation of the final adjusted purchase price, the fair values of the assets acquired and liabilities assumed were as follows:

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
(2)    The amount of goodwill that is expected to be deductible for federal income tax purposes is $18.6 million.

Horace Mann Educators Corporation	9	Quarterly Report on Form 10-Q

NOTE 3 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturity securities	$63.9	$59.8	$184.5	$177.2
Equity securities	1.8	1.4	7.1	3.8
Limited partnership interests	5.1	16.8	31.3	51.1
Short-term and other investments	2.8	2.8	8.2	8.5
Investment expenses	(2.7)	(2.7)	(7.8)	(7.3)
Net investment income - investment portfolio	70.9	78.1	223.3	233.3
Investment income - deposit asset on reinsurance	26.7	25.6	77.4	75.1
Total net investment income	$97.6	$103.7	$300.7	$308.4
Net Investment Losses
Net investment losses for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturity securities	$(10.7)	$(4.0)	$(15.9)	$(7.9)
Equity securities	(4.4)	(1.0)	(32.5)	0.7
Short-term investments and other	2.3	(1.5)	4.6	(3.4)
Net investment losses	$(12.8)	$(6.5)	$(43.8)	$(10.6)

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
Net Investment Losses by Transaction Type
The following table reconciles net investment losses by transaction type:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Credit loss impairments	$(0.6)	$(6.6)	$(2.8)	$(7.7)
Intent-to-sell impairments	(6.2)	—	(7.6)	(2.1)
Total impairments	(6.8)	(6.6)	(10.4)	(9.8)
Sales and other, net	(3.9)	2.7	(3.9)	2.2
Change in fair value - equity securities	(4.4)	(1.1)	(34.1)	0.4
Change in fair value and gains (losses) realized on settlements - derivatives	2.3	(1.5)	4.6	(3.4)
Net investment losses	$(12.8)	$(6.5)	$(43.8)	$(10.6)

Horace Mann Educators Corporation	10	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$9.5	$1.1	$7.7	$—
Credit losses on fixed maturity securities for which credit losses were not previously reported	—	6.6	—	7.7
Net increase related to credit losses previously reported	0.6	—	2.8	—
Reduction of credit allowances related to sales	—	—	—	—
Write-offs	—	—	(0.4)	—
Ending balance	$10.1	$7.7	$10.1	$7.7
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$643.7	$1.5	$66.1	$579.1
Other, including U.S. Treasury securities	408.3	0.4	66.0	342.7
Municipal bonds	1,440.9	14.5	147.5	1,307.9
Foreign government bonds	37.2	—	1.7	35.5
Corporate bonds	2,228.8	10.0	311.0	1,927.8
Other asset-backed securities	1,145.2	2.9	69.0	1,079.1
Totals	$5,904.1	$29.3	$661.3	$5,272.1

December 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$612.1	$51.9	$1.5	$662.5
Other, including U.S. Treasury securities	342.5	27.7	4.3	365.9
Municipal bonds	1,519.7	184.4	0.7	1,703.4
Foreign government bonds	40.2	3.4	—	43.6
Corporate bonds	2,217.7	176.2	5.2	2,388.7
Other asset-backed securities	1,065.5	16.6	6.9	1,075.2
Totals	$5,797.7	$460.2	$18.6	$6,239.3
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $337.5 million and $376.7 million; Federal Home Loan Mortgage Corporation (FHLMC) of $271.1 million and $326.5 million; and Government National Mortgage Association (GNMA) of $90.2 million and $112.1 million as of September 30, 2022 and December 31, 2021, respectively.

Horace Mann Educators Corporation	11	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position at September 30, 2022 and December 31, 2021, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses at September 30, 2022 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of September 30, 2022, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. There has been a significant increase in interest rates since December 31, 2021, driven mostly by increases in U.S. Treasury rates, though credit spreads also widened. The 10-year U.S. Treasury yield increased 232 basis points for the nine months ended September 30, 2022, rising from 1.51% at December 31, 2021 to 3.83% at September 30, 2022. Additionally, credit spreads widened during the same time period, with investment grade and high yield wider by 69 and 233 basis points, respectively. These upward movements in rates caused market yields in the Company's portfolios to rise sharply, with downward pressure on prices. Investment grade and high yield total returns for the nine months ended September 30, 2022 were down 18.3% and 14.6%, respectively. The Bloomberg Barclays Index Yield-to-Worst for Investment Grade rose 3.4% for the nine months ended September 30, 2022, ending at 5.7%, while the High Yield Index increased by 5.5% to 9.7%. The Company's portfolios generated sizable unrealized losses as a result of sharp increases in interest rates. Therefore, it was determined that the unrealized losses on the fixed maturity securities presented in the table below were not indicative of any impairments as of September 30, 2022.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$472.2	$51.5	$51.3	$14.6	$523.5	$66.1
Other	266.6	36.6	58.0	29.4	324.6	66.0
Municipal bonds	1,035.5	143.5	9.7	4.0	1,045.2	147.5
Foreign government bonds	35.4	1.7	—	—	35.4	1.7
Corporate bonds	1,496.6	280.0	80.3	31.0	1,576.9	311.0
Other asset-backed securities	776.2	52.4	213.9	16.6	990.1	69.0
Total	$4,082.5	$565.7	$413.2	$95.6	$4,495.7	$661.3

Number of positions with a gross unrealized loss	3,002		303		3,305
Fair value as a percentage of total fixed maturity securities at fair value	77.4%		7.8%		85.2%

December 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$67.4	$1.3	$3.9	$0.2	$71.3	$1.5
Other	59.5	1.7	35.1	2.6	94.6	4.3
Municipal bonds	56.8	0.7	0.6	—	57.4	0.7
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	220.7	3.8	44.1	1.4	264.8	5.2
Other asset-backed securities	379.0	3.8	128.2	3.1	507.2	6.9
Total	$783.4	$11.3	$211.9	$7.3	$995.3	$18.6

Number of positions with a gross unrealized loss	516		122		638
Fair value as a percentage of total fixed maturity securities at fair value	12.6%		3.4%		16.0%

Horace Mann Educators Corporation	12	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)
Fixed maturity securities with an investment grade rating represented 94.9% of the gross unrealized losses as of September 30, 2022. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.
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

($ in millions)	Percent of Total Fair Value		September 30, 2022
	September 30, 2022	December 31, 2021	Fair Value	Amortized Cost, net
Estimated expected maturity:
Due in 1 year or less	3.9%	4.0%	$204.0	$204.6
Due after 1 year through 5 years	26.0	27.0	1,369.3	1,439.0
Due after 5 years through 10 years	28.3	27.7	1,492.6	1,621.7
Due after 10 years through 20 years	25.5	23.9	1,348.3	1,551.8
Due after 20 years	16.3	17.4	857.9	1,087.0
Total	100.0%	100.0%	$5,272.1	$5,904.1

Average option-adjusted duration, in years	6.5	6.7

Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturity securities
Proceeds received	$164.6	$155.4	$529.9	$319.2
Gross gains realized	1.1	3.2	4.7	6.2
Gross losses realized	(5.0)	(0.7)	(10.2)	(4.3)

Equity securities
Proceeds received	$0.2	$0.3	$6.0	$1.0
Gross gains realized	—	0.1	1.7	0.3
Gross losses realized	—	—	(0.1)	—

Horace Mann Educators Corporation	13	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in accumulated other comprehensive income (AOCI), before the impact of DAC:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(283.2)	$399.4	$348.9	$439.8
Change in net unrealized investment gains (losses) on fixed maturity securities	(228.0)	(34.9)	(886.5)	(77.0)
Reclassification of net investment losses on fixed maturity securities to net income	11.9	3.9	38.3	5.6
End of period	$(499.3)	$368.4	$(499.3)	$368.4
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

($ in millions)
	September 30, 2022	December 31, 2021
Commercial mortgage loan funds	$601.5	$346.8
Private equity funds	73.4	74.0
Infrastructure equity funds	70.2	58.3
Infrastructure debt funds	67.4	62.4
Other funds(1)	185.0	171.3
Total	$997.5	$712.8
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

Horace Mann Educators Corporation	14	Quarterly Report on Form 10-Q

NOTE 3 - Investments (continued)

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2022
Asset derivatives:
Free-standing derivatives	$2.0	$—	$2.0	$—	$1.8	$0.2

December 31, 2021
Asset derivatives:
Free-standing derivatives	$10.7	$—	$10.7	$4.5	$6.4	$(0.2)
Deposits
At September 30, 2022 and December 31, 2021, fixed maturity securities with a fair value of $30.0 million and $26.2 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, at September 30, 2022 and December 31, 2021, fixed maturity securities with a fair value of $920.7 million and $870.1 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $842.5 million at September 30, 2022 and $787.5 million at December 31, 2021. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.
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

NOTE 4 - Fair Value of Financial Instruments (continued)
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the nine months ended September 30, 2022 and 2021, there were no transfers between Level 1 and Level 2. At September 30, 2022, Level 3 invested assets comprised 7.4% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2022
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$579.1	$579.1	$—	$576.5	$2.6
Other, including U.S. Treasury securities	342.8	342.7	24.5	318.2	—
Municipal bonds	1,307.9	1,307.9	—	1,254.6	53.3
Foreign government bonds	35.4	35.5	—	35.5	—
Corporate bonds	1,927.8	1,927.8	12.8	1,675.2	239.8
Other asset-backed securities	1,079.1	1,079.1	—	974.5	104.6
Total fixed maturity securities	5,272.1	5,272.1	37.3	4,834.5	400.3
Equity securities	113.8	113.8	22.4	89.4	2.0
Short-term investments	51.4	51.4	49.0	2.4	—
Other investments	34.0	34.0	—	34.0	—
Totals	$5,471.3	$5,471.3	$108.7	$4,960.3	$402.3
Separate Account variable annuity assets(1)	$2,599.6	$2,599.6	$2,599.6	$—	$—
Financial Liabilities
Investment contract and policy reserves, embedded derivatives	$0.4	$0.4	$—	$0.4	$—
Other policyholder funds, embedded derivatives	$89.9	$89.9	$—	$—	$89.9

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
(1)    Separate Account variable annuity assets represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access. Separate Account variable annuity liabilities are equal to the estimated fair value of the Separate Account variable annuity assets.

Horace Mann Educators Corporation	16	Quarterly Report on Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2022	$51.0	$270.5	$97.1	$418.6	$1.4	$420.0	$93.2
Transfers into Level 3(3)	—	20.5	12.2	32.7	0.8	33.5	—
Transfers out of Level 3(3)	—	(34.8)	—	(34.8)	—	(34.8)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(0.8)	(0.8)	(0.1)	(0.9)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(4.6)
Net unrealized investment gains (losses) included in OCI	(5.3)	(7.4)	(3.9)	(16.6)	—	(16.6)	—
Purchases	0.2	8.4	7.9	16.5	—	16.5	—
Issuances	—	—	—	—	—	—	2.7
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	7.4	(17.4)	(5.3)	(15.3)	(0.1)	(15.4)	(1.4)
Ending balance, September 30, 2022	$53.3	$239.8	$107.2	$400.3	$2.0	$402.3	$89.9

Beginning balance, January 1, 2022	$60.8	$210.3	$98.9	$370.0	$1.4	$371.4	$106.6
Transfers into Level 3(3)	—	144.0	34.5	178.5	0.8	179.3	—
Transfers out of Level 3(3)	(3.2)	(34.9)	(4.8)	(42.9)	—	(42.9)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(3.1)	(3.1)	(0.1)	(3.2)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(14.4)
Net unrealized investment gains (losses) included in OCI	(11.6)	(18.7)	(11.3)	(41.6)	—	(41.6)	—
Purchases	0.2	13.3	7.9	21.4	—	21.4	—
Issuances	—	—	—	—	—	—	4.8
Sales	—	—	(2.1)	(2.1)	—	(2.1)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	7.1	(74.2)	(12.8)	(79.9)	(0.1)	(80.0)	(7.1)
Ending balance, September 30, 2022	$53.3	$239.8	$107.2	$400.3	$2.0	$402.3	$89.9
(1)Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.
(2)Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)Transfers into and out of Level 3 during the three and nine months ended September 30, 2022 were related to changes in the primary pricing source and changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

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

For the three and nine months ended September 30, 2022, the Company had net investment losses of $0.9 million and $3.2 million that were included in net income and were primarily attributable to credit loss impairments for Level 3 financial assets. For the three and nine months ended September 30, 2022, the Company had net investment gains of $4.6 million and $14.4 million that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	18	Quarterly Report on Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in millions)
Financial Assets	Fair Value at September 30, 2022	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Municipal bonds	$53.3	discounted cash flow	option adjusted spread	330 - 446 bps
Corporate bonds	239.8	discounted cash flow	N spread(2)	363 bps
		discounted cash flow	T spread(3)	16 - 403 bps
		discounted cash flow	yield	3.8% - 11.2%
		discounted cash flow	exit cap rate	6.2%
		discounted cash flow	occupancy rate	31.0% - 100.0%
		discounted cash flow	option adjusted spread	242 - 393 bps
		discounted cash flow	weighted average cost of capital	5.0%
		discounted cash flow	discount rate	11.3% - 12.0%
		market comparable	EV / Fwd EBITDA (x)	5.1x
Mortgage-backed and other asset-backed securities	107.2	discounted cash flow	discount margin	30.4%
		discounted cash flow	discount rate	16.0% - 21.0%
		discounted cash flow	median comparable yield	17.2% - 33.1%
		discounted cash flow	yield	7.0% - 7.4%
		discounted cash flow	LIBOR	1.0%
		discounted cash flow	PDI spread	6.8%
		discounted cash flow	SBL spread	4.5%
		discounted cash flow	weighting	17.0% - 83.0%
		discounted cash flow	CPR	20.0%
		discounted cash flow	default rate annual	4.0%
		discounted cash flow	recovery	65.0%
		discounted cash flow	N spread	463 bps
		discounted cash flow	T Spread	226 bps
Equity securities	2.0	black-scholes	volatility	low 32.0% - high 47.0%

($ in millions)
Financial Liabilities	Fair Value at September 30, 2022	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Derivatives embedded in fixed indexed annuity products	$89.9	discounted cash flow	lapse rate	5.3%
			mortality multiplier(4)	66.8%
			option budget	0.9% - 3.3%
			non-performance adjustment(5)	5.0%
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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2022
Financial Assets
Other investments	$169.1	$172.5	$—	$—	$172.5
Deposit asset on reinsurance	2,525.6	2,164.9	—	—	2,164.9
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	5,005.8	5,068.8	—	—	5,068.8
Investment contract and policy reserves, account values on life contracts	109.5	119.3	—	—	119.3
Other policyholder funds	910.8	910.8	—	857.9	52.9
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	248.9	249.5	—	249.5	—

December 31, 2021
Financial Assets
Other investments	$148.8	$152.4	$—	$—	$152.4
Deposit asset on reinsurance	2,481.5	2,935.1	—	—	2,935.1
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,941.3	5,004.9	—	—	5,004.9
Investment contract and policy reserves, account values on life contracts	105.4	115.4	—	—	115.4
Other policyholder funds	839.3	839.3	—	782.8	56.5
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	253.6	277.4	—	277.4	—

Horace Mann Educators Corporation	20	Quarterly Report on Form 10-Q

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
The carrying amount of goodwill by reporting unit as of September 30, 2022 was as follows:

($ in millions)	December 31, 2021	Impairment	Acquisition	September 30, 2022
Property & Casualty	$9.5	$—	$—	$9.5
Life & Retirement	14.4	—	—	14.4
Supplemental & Group Benefits	19.6	—	12.8	32.4
Total	$43.5	$—	$12.8	$56.3

As of September 30, 2022, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of Benefit Consultants Group, Inc. (BCG) and NTA Life Enterprises, LLC (NTA) during 2019, as well as the acquisition of Madison National during 2022. The acquisitions of BCG, NTA and Madison National resulted in initial recognition of definite-lived intangible assets subject to amortization in the amounts of $14.1 million, $160.4 million and $56.5 million, respectively. As of September 30, 2022 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in millions)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	28	$100.1
Value of distribution acquired	17	54.0
Value of agency relationships	14	17.0
Value of customer relationships	10	59.9
Total	20	231.0
Accumulated amortization and impairments:
Value of business acquired		(26.6)
Value of distribution acquired		(13.8)
Value of agency relationships		(7.7)
Value of customer relationships		(4.5)
Total		(52.6)
Net intangible assets subject to amortization:		$178.4
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

NOTE 5 - Goodwill and Intangible Assets (continued)
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in millions)
Year Ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$4.1
2023	15.5
2024	15.1
2025	14.8
2026	14.5
Thereafter	114.4
Total	$178.4
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
Indefinite-lived intangible assets not subject to amortization as of September 30, 2022 were as follows:

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

NOTE 6 - Unpaid Claims and Claim Expenses
The following table is a summary reconciliation of the beginning and ending Property & Casualty unpaid claims and claim expense reserves for the periods indicated. The table presents reserves on both a gross and net (after reinsurance) basis. The total net Property & Casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations. The end of the period gross reserve (before reinsurance balances and reinsurance recoverable balances) are reflected on a gross basis in the Consolidated Balance Sheets.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Property & Casualty
Beginning gross reserves(1)	$378.4	$368.4	$362.4	$372.2
Less: reinsurance recoverables	109.8	108.9	110.3	112.9
Net reserves, beginning of period(2)	268.6	259.5	252.1	259.3
Incurred claims and claim expenses:
Claims occurring in the current period	120.3	132.5	372.8	345.4
Increase (decrease) in estimated reserves for claims occurring in prior periods(3)	2.0	(3.0)	8.0	(7.2)
Total claims and claim expenses incurred(4)	122.3	129.5	380.8	338.2
Claims and claim expense payments for claims occurring during:
Current period	102.8	96.8	221.1	210.3
Prior periods	29.7	26.4	153.4	121.4
Total claims and claim expense payments	132.5	123.2	374.5	331.7
Net reserves, end of period(2)	258.4	265.8	258.4	265.8
Plus: reinsurance recoverables	109.0	109.6	109.0	109.6
Ending gross reserves(1)	$367.4	$375.4	$367.4	$375.4
(1)Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for Life & Retirement and Supplemental & Group Benefits of $114.5 million and $64.7 million as of September 30, 2022 and 2021, respectively, in addition to Property & Casualty reserves.
(2)Reserves net of anticipated reinsurance recoverables.
(3)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(4)Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for Life & Retirement and Supplemental & Group Benefits of $51.3 million and $177.4 million for the three and nine months ended September 30, 2022, respectively, in addition to Property & Casualty amounts. Benefits, claims and settlement expenses for Life & Retirement and Supplemental & Group Benefits of $35.3 million and $108.0 million for the three and nine months ended September 30, 2021, respectively.

Development of total reserves for Property & Casualty claims occurring in prior years was $8.0 million net unfavorable and $7.2 million net favorable for the nine months ended September 30, 2022 and 2021, respectively. The unfavorable development for the nine months ended September 30, 2022 was the result of unfavorable loss trends in auto offset by favorable loss trends in homeowners loss emergence for accident years 2021 and prior.

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

($ in millions)	Direct Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Three months ended September 30, 2022
Net premiums written and contract deposits(2)	$390.3	$15.4	$13.4	$388.3
Net premiums and contract charges earned	262.0	17.6	13.4	257.8
Benefits, claims and settlement expenses	177.3	8.4	4.7	173.6

Three months ended September 30, 2021
Net premiums written and contract deposits(2)	$366.0	$5.5	$2.6	$363.1
Net premiums and contract charges earned	230.9	8.1	2.6	225.4
Benefits, claims and settlement expenses	164.5	1.5	1.8	164.8

Nine months ended September 30, 2022
Net premiums written and contract deposits(2)	$1,124.4	$46.7	$39.5	$1,117.2
Net premiums and contract charges earned	783.4	53.5	39.6	769.5
Benefits, claims and settlement expenses	577.4	34.2	15.0	558.2

Nine months ended September 30, 2021
Net premiums written and contract deposits(2)	$1,037.8	$17.0	$6.6	$1,027.4
Net premiums and contract charges earned	696.6	24.6	6.8	678.8
Benefits, claims and settlement expenses	444.7	3.0	4.5	446.2
(1)    Excludes the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.
NOTE 8 - Commitments
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $715.5 million and $858.1 million as of September 30, 2022 and December 31, 2021, respectively.

Horace Mann Educators Corporation	24	Quarterly Report on Form 10-Q

NOTE 9 - Segment Information
The Company conducts and manages its business in four reporting segments. The three operating segments, representing the major lines of business, are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate & Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items in Corporate & Other have also included corporate debt retirement costs, when applicable.
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
Summarized financial information for these segments is as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net premiums and contract charges earned
Property & Casualty	$152.4	$153.3	$452.5	$464.1
Life & Retirement	37.1	40.4	109.7	118.3
Supplemental & Group Benefits	68.3	31.7	207.3	96.4
Total	$257.8	$225.4	$769.5	$678.8

Net investment income
Property & Casualty	$8.0	$11.3	$22.9	$43.8
Life & Retirement	81.4	85.8	254.0	247.4
Supplemental & Group Benefits	8.7	7.2	25.4	19.0
Corporate & Other	—	—	—	—
Intersegment eliminations	(0.5)	(0.6)	(1.6)	(1.8)
Total	$97.6	$103.7	$300.7	$308.4

Net income (loss)
Property & Casualty	$(2.5)	$(4.7)	$(19.4)	$42.5
Life & Retirement	12.7	19.1	41.8	47.0
Supplemental & Group Benefits	19.2	11.5	43.6	34.8
Corporate & Other	(15.5)	(9.6)	(50.1)	(22.0)
Total	$13.9	$16.3	$15.9	$102.3

($ in millions)	September 30, 2022	December 31, 2021
Assets
Property & Casualty	$1,052.1	$1,243.4
Life & Retirement	10,719.4	12,064.7
Supplemental & Group Benefits	1,431.7	858.8
Corporate & Other	177.9	281.8
Intersegment eliminations	(67.0)	(64.8)
Total	$13,314.1	$14,383.9

Horace Mann Educators Corporation	25	Quarterly Report on Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Securities(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, July 1, 2022	$(220.4)	$(10.2)	$(230.6)
Other comprehensive loss before reclassifications	(188.2)	—	(188.2)
Amounts reclassified from AOCI(2)	11.9	—	11.9
Net current period other comprehensive loss	(176.3)	—	(176.3)
Ending balance, September 30, 2022	$(396.7)	$(10.2)	$(406.9)

Beginning balance, July 1, 2021	$332.2	$(11.2)	$321.0
Other comprehensive income before reclassifications	(29.3)	—	(29.3)
Amounts reclassified from AOCI(3)	4.0	—	4.0
Net current period other comprehensive income	(25.3)	—	(25.3)
Ending balance, September 30, 2021	$306.9	$(11.2)	$295.7

Beginning balance, January 1, 2022	$290.7	$(10.2)	$280.5
Other comprehensive loss before reclassifications	(725.7)	—	(725.7)
Amounts reclassified from AOCI(2)	38.3	—	38.3
Net current period other comprehensive loss	(687.4)	—	(687.4)
Ending balance, September 30, 2022	$(396.7)	$(10.2)	$(406.9)

Beginning balance, January 1, 2021	$366.3	$(11.2)	$355.1
Other comprehensive loss before reclassifications	(65.0)	—	(65.0)
Amounts reclassified from AOCI(3)	5.6	—	5.6
Net current period other comprehensive loss	(59.4)	—	(59.4)
Ending balance, September 30, 2021	$306.9	$(11.2)	$295.7
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(15.0) million and $(48.4) million, are included in Net investment gains losses and the related income tax benefits, $(3.2) million and $(10.2) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively.
(3)The pretax amounts reclassified from AOCI, $(5.0) million and $(7.1) million, are included in Net investment losses and the related income tax benefits, $(1.0) million and $(1.5) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 3.

Horace Mann Educators Corporation	26	Quarterly Report on Form 10-Q

NOTE 11 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	September 30, 2022	December 31, 2021
Cash	$35.2	$133.0
Restricted cash	1.0	0.7
Total cash and restricted cash reported in the Consolidated Balance Sheets	$36.2	$133.7

($ in millions)	Nine Months Ended September 30,
	2022	2021
Cash paid for:
Interest	$9.1	$7.3
Income taxes	6.4	20.2
Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the three and nine months ended September 30, 2022 and 2021, respectively.

Horace Mann Educators Corporation	27	Quarterly Report on Form 10-Q

ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Third Quarter 2022 Investor Supplement.
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
Beginning in 2022, we are conducting and managing our business in three operating segments: (1) Property & Casualty, (2) Life & Retirement (composed of individual life insurance products and retirement products), and (3) Supplemental & Group Benefits (composed of voluntary and employer-sponsored insurance products). The Supplemental & Group Benefits segment includes the results of Madison National. We do not allocate the impact of corporate-level transactions to the operating segments, consistent with the basis for management's evaluation of the results of those segments, but classify those items in a separate reporting segment, Corporate & Other. See Part I - Item 1, Note 9 of the Consolidated Financial Statements in this report for more information.
Consolidated Financial Highlights
(All comparisons vs. same periods in 2021, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2022-2021	Nine Months Ended September 30,		2022-2021
	2022	2021	Change %	2022	2021	Change %
Total revenues	$343.0	$329.6	4.1%	$1,036.1	$998.7	3.7%
Net income	13.9	16.3	-14.7%	15.9	102.3	-84.5%
Per diluted share:
Net income	0.33	0.39	-15.4%	0.38	2.43	-84.4%
Net investment losses, after tax	(0.24)	(0.11)	N.M.	(0.82)	(0.19)	N.M.
Book value per share				$26.32	$43.30	-39.2%
Net income return on equity - last twelve months				3.8%	8.5%
Net income return on equity - annualized				1.5%	7.6%

For the three and nine months ended September 30, 2022, net income decreased $2.4 million and $86.4 million, respectively, primarily due to the impact of higher inflation and other factors driving auto loss severity, equity market declines as well as higher net investment losses mainly from changes in fair values of equity securities and investment impairments.

Horace Mann Educators Corporation	29	Quarterly Report on Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2021, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2022-2021	Nine Months Ended September 30,		2022-2021
	2022	2021	Change %	2022	2021	Change %
Net premiums and contract charges earned	$257.8	$225.4	14.4%	$769.5	$678.8	13.4%
Net investment income	97.6	103.7	-5.9%	300.7	308.4	-2.5%
Net investment losses	(12.8)	(6.5)	N.M.	(43.8)	(10.6)	N.M.
Other income	0.4	7.0	-94.3%	9.7	22.1	-56.1%
Total revenues	343.0	329.6	4.1%	1,036.1	998.7	3.7%

Benefits, claims and settlement expenses	173.6	164.8	5.3%	558.2	446.2	25.1%
Interest credited	45.9	51.9	-11.6%	129.1	153.7	-16.0%
Operating expenses	75.6	64.3	17.6%	229.7	182.8	25.7%
DAC unlocking and amortization expense	23.3	22.9	1.7%	76.7	70.5	8.8%
Intangible asset amortization expense	4.2	3.3	27.3%	12.6	9.8	28.6%
Interest expense	5.3	3.4	55.9%	13.5	10.4	29.8%
Total benefits, losses and expenses	327.9	310.6	5.6%	1,019.8	873.4	16.8%

Income before income taxes	15.1	19.0	-20.5%	16.3	125.3	-87.0%
Income tax expense	1.2	2.7	-55.6%	0.4	23.0	-98.3%
Net income	$13.9	$16.3	-14.7%	$15.9	$102.3	-84.5%

Net Premiums and Contract Charges Earned
For the three and nine months ended September 30, 2022, net premiums and contract charges earned increased $32.4 million and $90.7 million, respectively, primarily due to the inclusion of Madison National partially offset by lower net premiums earned by Property & Casualty and lower contract charges earned by Life & Retirement.
Net Investment Income
Total net investment income decreased $6.1 million and $7.7 million for the three and nine months ended September 30, 2022, respectively. The decreases were primarily attributable to returns below our historical average in our portfolio of limited partnership interests. Investment yields have risen for recent investments due to the rising interest rate environment. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment yield, excluding limited partnership interests, pretax - annualized*	4.3%	4.3%	4.3%	4.3%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.4%	3.5%	3.4%	3.4%

During the three and nine months ended September 30, 2022, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We continue to fund commercial mortgage loan funds and limited partnership interests in line with our intent to increase our allocation to these portfolios to increase yields while balancing principal protection and risk.

Horace Mann Educators Corporation	30	Quarterly Report on Form 10-Q

Net Investment Losses
For the three and nine months ended September 30, 2022, net investment losses increased $6.3 million and $33.2 million, respectively, mainly from changes in fair values of equity securities and impairments. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Credit loss and intent-to-sell impairments	$(6.8)	$(6.6)	$(10.4)	$(9.8)
Sales and other, net	(3.9)	2.7	(3.9)	2.2
Change in fair value - equity securities	(4.4)	(1.1)	(34.1)	0.4
Change in fair value and losses realized on settlements - derivatives	2.3	(1.5)	4.6	(3.4)
Net investment losses	$(12.8)	$(6.5)	$(43.8)	$(10.6)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three and nine months ended September 30, 2022, other income decreased $6.6 million and $12.4 million, respectively, primarily due to the inclusion of Madison National.
Benefits, Claims and Settlement Expenses
For the three and nine months ended September 30, 2022, benefits, claims and settlement expenses increased $8.8 million and $112.0 million, respectively, primarily due to an increase in auto losses and the inclusion of Madison National, partially reduced by an offsetting change in interest credited of $10.3 million and $31.0 million, respectively.
Interest Credited
For the three and nine months ended September 30, 2022, interest credited decreased $6.0 million and $24.6 million, respectively, driven primarily by an offsetting change in benefits, claims and settlement expenses of $10.3 million and $31.0 million, respectively. Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 2.4% as of September 30, 2022 and September 30, 2021, respectively.
Operating Expenses
For the three and nine months ended September 30, 2022, operating expenses increased $11.3 million and $46.9 million, respectively, primarily due to the inclusion of Madison National.
Deferred Policy Acquisition Costs (DAC) Unlocking and Amortization Expense
For the three and nine months ended September 30, 2022, DAC unlocking and amortization expense increased $0.4 million and $6.2 million, respectively, due to equity market declines leading to unfavorable DAC unlocking in the Life & Retirement segment, partially offset by reduced amortization expense in the Property & Casualty segment.
Intangible Asset Amortization Expense
For the three and nine months ended September 30, 2022, intangible asset amortization expense increased $0.9 million and $2.8 million, respectively, due to the acquisition of Madison National.
Interest Expense
For the three and nine months ended September 30, 2022, interest expense increased $1.9 million and $3.1 million, respectively, due to an increase in interest rates on the Bank Credit Facility.

Horace Mann Educators Corporation	31	Quarterly Report on Form 10-Q

Income Tax Expense
The effective income tax rate, including net investment losses, was 2.5% and 18.4% for the nine months ended September 30, 2022 and 2021, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 22.8 and 3.3 percentage points for the nine months ended September 30, 2022 and 2021, respectively.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
At September 30, 2022, our federal income tax returns for years prior to 2017 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2022
The following discussion provides outlook information for our results of operations and capital position. Horace Mann’s outlook for 2022 reflects accretion from newly acquired Madison National as well as estimates of the initial contributions of strategic growth initiatives.
At the time of issuance of this Quarterly Report on Form 10-Q, we now estimate our 2022 core earnings will be in the range of $1.70 to $2.00 per diluted share. The decrease from the range discussed in our Outlook for 2022 in the Quarterly Report on Form 10-Q for the period ended June 30, 2022, reflects our nine-month results as well as expectations for continued impacts of inflation and effects of equity market declines.
Total net investment income from the managed portfolio for 2022 is now expected to be between $295 million and $305 million. Commercial mortgage loan fund balances are expected to be lower than originally anticipated due to slower capital call activity and limited partnership fund returns are expected to be below historical averages.
Results for each segment reflects the following:
Property & Casualty Segment
Property & Casualty segment 2022 core earnings are now expected to be a loss of $13 million to $19 million, reflecting nine-month results, normal seasonality in auto loss patterns and the continued impacts of inflation on auto loss severity. Catastrophe losses are expected to be in line with the company’s 10-year average of approximately $5 million for this period.
We expect property rate changes and inflation adjustments will rise to the mid-teens in 2023. Rate increases will reflect changes in the level of weather activity. Based on the company’s current expectations for frequency and severity, we expect auto rate increases will also rise to the mid-teens in 2023, supported by non-rate underwriting actions.
Life & Retirement Segment
Life & Retirement segment 2022 core earnings are still expected to be $56 million to $59 million. The full-year net investment spread is expected to be below the 2021 level of 290 basis points due to the revised outlook for net investment income.
Supplemental & Group Benefits Segment
Supplemental & Group Benefits segment 2022 core earnings are now expected to be $55 million to $58 million, reflecting nine-month results. We continue to expect full-year 2022 benefit ratios will be in line with our longer-term targets of approximately 35% for voluntary products and approximately 50% for employer-sponsored products. Amortization of intangible assets is expected to be approximately $13 million, or 30 cents per share (after tax).
As described in Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required.

Horace Mann Educators Corporation	32	Quarterly Report on Form 10-Q

Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see Forward-Looking information in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 concerning other important factors that could impact actual results. We believe that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Application of Critical Accounting Estimates in that Form 10-K within which we have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for maturity securities
•Evaluation of goodwill and intangible assets for impairment
•Valuation of annuity and life deferred policy acquisition costs
•Valuation of liabilities for property and casualty unpaid claims and claim expenses
•Valuation of certain investment contract and policy reserves
Except as noted below, as of September 30, 2022, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.
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

Horace Mann Educators Corporation	33	Quarterly Report on Form 10-Q

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
Results of Operations by Segment
Consolidated financial results primarily reflect the results of three operating segments (Property & Casualty, Life & Retirement, and Supplemental & Group Benefits) as noted in the Introduction and Outlook for 2022 sections of this MD&A, as well as the Corporate & Other reporting segment. These segments are defined based on financial information management uses to evaluate performance and to determine the allocation of resources.
The determination of segment data is described in more detail in Part I - Item 1, Note 9 of the Consolidated Financial Statements in this report. The following sections provide analysis and discussion of the results of operations for each of the reporting segments as well as investment results.
Property & Casualty
(All comparisons vs. same periods in 2021, unless noted otherwise)
For the three and nine months ended September 30, 2022, net loss reflected the following factors:
•Increase in the auto loss ratio due to impact of inflation and other loss cost factors, increased accident severity and increased utilization of medical treatments
•Decrease in net investment income due to lower than historical returns on limited partnership interests in the current year periods versus outsized returns on limited partnership interests in the prior year periods
•Unfavorable prior years' reserve development in the current year periods versus favorable prior years' reserve development in the prior year periods

Horace Mann Educators Corporation	34	Quarterly Report on Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2022-2021		Nine Months Ended September 30,		2022-2021
	2022	2021	Change		2022	2021	Change
Financial Data:
Net premiums written*:
Auto	$102.5	$103.1	-0.6%		$296.0	$300.1	-1.4%
Property and other	63.9	60.7	5.3%		168.0	161.1	4.3%
Total net premiums written	166.4	163.8	1.6%		464.0	461.2	0.6%
Change in unearned net premiums	(14.0)	(10.5)	33.3%		(11.5)	2.9	N.M
Total net premiums earned	152.4	153.3	-0.6%		452.5	464.1	-2.5%
Incurred claims and claims expenses:
Claims occurring in the current year	120.3	132.5	-9.2%		372.8	345.4	7.9%
Prior years' reserve development(1)	2.0	(3.0)	N.M.		8.0	(7.2)	N.M.
Total claims and claim expenses incurred	122.3	129.5	-5.6%		380.8	338.2	12.6%
Operating expenses, including DAC amortization	41.6	42.1	-1.2%		121.1	121.5	-0.3%
Underwriting gain (loss)	(11.5)	(18.3)	37.2%		(49.4)	4.4	N.M.
Net investment income	8.0	11.3	-29.2%		22.9	43.8	-47.7%
Income (loss) before income taxes	(2.8)	(6.3)	55.6%		(23.8)	52.1	-145.7%
Net income (loss)	(2.5)	(4.7)	46.8%		(19.4)	42.5	-145.6%
Core earnings (loss)*	(2.5)	(4.7)	46.8%		(19.4)	42.5	-145.6%

Operating Statistics:
Auto
Loss and loss adjustment expense ratio	83.1%	71.5%	11.6	pts	84.1%	66.0%	18.1	pts
Expense ratio	27.7%	27.7%	—	pts	26.5%	26.1%	0.4	pts
Combined ratio:	110.8%	99.2%	11.6	pts	110.6%	92.1%	18.5	pts
Prior years' reserve development(1)	2.0%	-2.0%	4.0	pts	4.8%	-1.6%	6.4	pts
Catastrophe losses	2.7%	2.9%	-0.2	pts	2.3%	1.9%	0.4	pts
Underlying combined ratio*	106.1%	98.3%	7.8	pts	103.5%	91.8%	11.7	pts
Property
Loss and loss adjustment expense ratio	75.1%	108.9%	-33.8	pts	84.2%	86.0%	-1.8	pts
Expense ratio	26.8%	27.2%	-0.4	pts	27.4%	26.4%	1.0	pts
Combined ratio:	101.9%	136.1%	-34.2	pts	111.6%	112.4%	-0.8	pts
Prior years' reserve development(1)	—%	-1.9%	1.9	pts	-3.7%	-1.4%	-2.3	pts
Catastrophe losses	21.8%	67.3%	-45.5	pts	37.8%	38.4%	-0.6	pts
Underlying combined ratio*	80.1%	70.7%	9.4	pts	77.5%	75.4%	2.1	pts

Risks in force (in thousands)
Auto(2)					368	381	-3.4%
Property					172	178	-3.4%
Total					540	559	-3.4%
(1)    (Favorable) unfavorable.
(2)    Includes assumed risks in force of 4.

On a reported basis, the 18.5 point increase in the auto combined ratio for the nine months ended September 30, 2022 was mainly attributable to a 11.3 point increase in the auto underlying loss ratio* and a 6.4 point increase in prior years' reserve development. Although frequency continues to trend back up toward pre-

Horace Mann Educators Corporation	35	Quarterly Report on Form 10-Q

pandemic levels as miles driven continues to increase, higher severity is the primary driver of the increase in auto loss costs. This reflects the challenges being faced by the entire industry, including the unprecedented level of inflation that is driving higher replacement costs; the trend toward more severe accidents; and increased utilization and costs of medical treatments. We continue to implement rate and other underwriting changes that address these trends. Unfavorable prior years' auto reserve development of $14.0 million was reported for the nine months ended September 30, 2022 primarily due to pandemic-related systemic delays that are affecting the settlement of claims from recent accident years that remain open. These open claims are impacted by the higher severities currently being experienced.
The reported property combined ratio and loss ratio decreased 0.8 points and 1.8 points, respectively, for the nine months ended September 30, 2022. Favorable prior years' reserve development of $6.0 million benefited the reported property combined ratio by 2.3 points for the nine months ended September 30, 2022.
For the three and nine months ended September 30, 2022, total net premiums written* increased $2.6 million and $2.8 million, respectively, as rate actions and inflation adjustments to coverage values for property more that offset declines in risks in force. The benefit of stronger retention is being offset by new business volumes that still remain below historical levels due to the lingering effect of the pandemic on sales*.
For the three and nine months ended September 30, 2022, auto net premiums written* decreased $0.6 million and $4.1 million, respectively, primarily due to the continuing decline in auto risks in force partially offset by stabilization of pandemic-related mileage changes. Though average net premium written and average net premium earned were flat for the nine months ended September 30, 2022, average net premium written in the third quarter of 2022 increased sequentially by 4.4% from 1.6% in the second quarter of 2022. The number of educator risks has been over 80% relative to overall auto risks in force over the past two years.
For the three and nine months ended September 30, 2022, property and other net premiums written* increased $3.2 million and $6.9 million, respectively, due to increases in average net premium written and average net premium earned which increased 7.9% and 4.9% for the nine months ended September 30, 2022, respectively, as inflation adjustments to coverage values continue to take effect. With inflationary pressure continuing, adjustments to coverage values and rates are expected to continue to play a role in the coming quarters. The number of educator risks has been at or above 80% relative to overall property risks in force over the past two years.
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

Life & Retirement
(All comparisons vs. same periods in 2021, unless noted otherwise)
For the three and nine months ended September 30, 2022, net income reflected the following factors:
•A decline of 104 bps in the net interest spread on fixed annuities for the three months ended September 30, 2022 due to lower net investment income
•Substantial volatility in financial markets leading to unfavorable DAC unlocking and lower charges and fees earned on variable annuities and asset-based accounts
•While higher for the current quarter, Life results benefited from lower mortality costs for the nine months ended September 30, 2022

Horace Mann Educators Corporation	37	Quarterly Report on Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended September 30,		2022-2021	Nine Months Ended September 30,			2022-2021
	2022	2021	Change	2022	2021		Change
Life & Retirement
Net premiums written and contract deposits*	$138.0	$150.8	-8.5%	$408.0	$427.4		-4.5%

Net premiums and contract charges earned	37.1	40.4	-8.2%	109.7	118.3		-7.3%
Net investment income	81.4	85.8	-5.1%	254.0	247.4		2.7%
Other income	4.1	5.1	-19.6%	13.4	14.9		-10.1%

Life mortality costs	11.1	10.3	7.8%	31.5	33.4		-5.7%
Interest credited	45.5	51.8	-12.2%	128.4	153.4		-16.3%
Change in reserves	21.6	14.5	49.0%	65.8	44.0		49.5%
Operating expenses	24.2	25.7	-5.8%	74.8	74.0		1.1%
DAC amortization expense, excluding unlocking	6.7	6.6	1.5%	21.3	20.1		6.0%
DAC unlocking	0.2	(0.8)	N.M.	6.4	(1.8)		N.M.
Intangible asset amortization expense	0.2	0.4	-50.0%	0.8	1.0		-20.0%

Income before income taxes	13.1	22.8	-42.5%	48.1	56.5		-14.9%
Income tax expense	0.4	3.7	-89.2%	6.3	9.5		-33.7%
Net income	12.7	19.1	-33.5%	41.8	47.0		-11.1%
Core earnings*	12.7	19.1	-33.5%	41.8	47.0		-11.1%

Life policies in force (in thousands)				162	163		-0.6%
Life insurance in force				$19,815	$19,384		2.2%
Life persistency - LTM				96.0%	96.2%	-0.2	pts

Annuity contracts in force (in thousands)				227	229		-0.9%
Retirement Advantage® contracts in force (in thousands)				16	14		14.3%
Cash value persistency - LTM				94.0%	94.7%	-0.7	pts

For the three and nine months ended September 30, 2022, life annualized sales* were in line with prior year periods and life persistency remained strong at 96.0%.
For the nine months ended September 30, 2022, net annuity contract deposits* for variable and fixed annuities decreased $20.3 million from strong prior year levels. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, including attractive annuity products, which provide encouraging cross-sell opportunities. Cash value persistency remained strong at 94.0%.
As of September 30, 2022, annuity assets under management were down $515.3 million, or 9.8%, compared to a year ago primarily due to market depreciation. Assets under administration, which includes Retirement Advantage® and other advisory and recordkeeping assets were down $1.4 billion, or 15.4%, compared to a year ago largely due to the effect of equity market performance on assets under management. The year-to-date annualized net interest spread on fixed annuities, excluding reinsurance, decreased 9 basis points compared to a year ago, primarily reflecting lower net investment income.
We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $710.4 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.

Horace Mann Educators Corporation	38	Quarterly Report on Form 10-Q

As a general guideline, for a 100 basis point decline in the average reinvestment rate and based on our existing policies and investment portfolio, the impact from investing in that lower interest rate environment could further reduce Life & Retirement net investment income by approximately $2.7 million in year one and $8.1 million in year two, further reducing the annualized net interest spread on fixed annuities by approximately 9 basis points and 27 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to guaranteed minimum crediting rates.
The expectation for future annualized net interest spreads on fixed annuities is also an important component in the amortization of DAC. In terms of the sensitivity of this amortization to the annualized net interest spread on fixed annuities, based on DAC as of September 30, 2022 and assuming all other assumptions are met, a 10 basis point deviation in the current year targeted annualized net interest rate spread on the fixed annuities assumption would impact amortization between $0.3 million and $0.4 million. This result may change depending on the magnitude and direction of any actual deviations but represents a range of reasonably likely experience for the noted assumption.
We reinsure a $2.4 billion block of in force fixed annuities with a minimum crediting rate of 4.5% which helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the guaranteed minimum crediting rates for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	September 30, 2022
	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Guaranteed minimum crediting rates:
Less than 2%	56.3%	$1,436.9	65.7%	47.1%	$943.6
Equal to 2% but less than 3%	11.1	282.2	81.0	11.4	228.6
Equal to 3% but less than 4%	24.2	618.4	100.0	30.9	618.1
Equal to 4% but less than 5%	6.5	165.0	100.0	8.2	165.0
5% or higher	1.9	47.6	100.0	2.4	47.6
Total	100.0%	$2,550.1	78.5%	100.0%	$2,002.9

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

Supplemental & Group Benefits
(All comparisons vs. same periods in 2021, unless noted otherwise)
For the three and nine months ended September 30, 2022, net income reflected the following factors:
•Inclusion of Madison National's results
•Year-to date sales* of voluntary products were up $1.6 million, or 38.1%, and year-to-date sales* of employer-sponsored products added another $5.8 million
•The benefit ratio on employer-sponsored products decreased sequentially due to a lower level of benefits expense reflecting seasonality

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended September 30,		2022-2021		Nine Months Ended September 30,		2022-2021
	2022	2021	Change		2022	2021	Change
Supplemental & Group Benefits
Net premiums and contract charges earned	$68.3	$31.7	115.5%		$207.3	$96.4	115.0%
Net investment income	8.7	7.2	20.8%		25.4	19.0	33.7%
Other income	(5.2)	0.6	N.M.		(8.4)	1.9	N.M.
Benefits, settlement expenses and change in reserves	18.6	10.5	N.M.		80.1	30.7	N.M.
Interest credited	0.4	0.1	N.M.		0.7	0.2	N.M.
Operating expenses (includes DAC unlocking and amortization expense)	24.5	11.4	114.9%		76.5	33.1	131.1%
Intangible asset amortization expense	4.0	2.9	37.9%		11.8	8.8	34.1%
Income before income taxes	24.3	14.6	66.4%		55.2	44.5	24.0%
Net income	19.2	11.5	67.0%		43.6	34.8	25.3%
Core earnings*	19.2	11.5	67.0%		43.6	34.8	25.3%

Benefits ratio(1)	27.8%	33.4%	-5.6	pts	39.0%	32.1%	6.9	pts
Operating expense ratio(2)	34.1%	28.9%	5.2	pts	34.1%	28.2%	5.9	pts
Pretax profit margin(3)	33.8%	37.0%	-3.2	pts	24.6%	37.9%	-13.3	pts

Voluntary products benefits ratio	31.4%	33.9%	-2.5	pts	31.7%	31.8%	-0.1	pts
Voluntary premium persistency (rolling 12 months)	91.3%	92.2%	-0.9	pts	91.3%	92.2%	-0.9	pts
Employer-sponsored products benefits ratio	25.0%	—%	N.M.		44.8%	—%	N.M.
(1)    Ratio of benefits to net premiums earned.
(2)    Ratio of operating expenses to total revenues.
(3)    Ratio of income before income taxes to total revenues.

For the three and nine months ended September 30, 2022, total sales* were $4.4 million and $11.6 million, respectively. Sales of voluntary products* were $2.2 million and $5.8 million for three and nine months ended

Horace Mann Educators Corporation	40	Quarterly Report on Form 10-Q

September 30, 2022, respectively, representing increases of 10.0% and 38.1% compared to the prior year periods. Though persistency was slightly lower, it still remains very strong at 91.3%. Sales of employer-sponsored products* added another $5.8 million for the nine months ended September 30, 2022.
The current periods include the results of Madison National which is driving increases in (1) benefits, settlement expenses and change in reserves, (2) operating expenses (includes DAC unlocking and amortization), and (3) intangible asset amortization expense. The non-cash impact of amortization of intangible assets under purchase accounting reduced net income by $4.0 million and $11.8 million pretax for the three and nine months ended September 30, 2022. Pretax profit margin reflects a combination of voluntary and employer-sponsored products.
Corporate & Other
(All comparisons vs. same periods in 2021, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended September 30,		2022-2021	Nine Months Ended September 30,		2022-2021
	2022	2021	Change %	2022	2021	Change %
Interest expense	$(5.3)	$(3.4)	-55.9%	$(13.5)	$(10.3)	-31.1%
Net investment losses, pretax	(12.8)	(6.5)	N.M.	(43.8)	(10.6)	N.M.
Other operating expenses, net investment income and other income	(1.4)	(2.2)	36.4%	(5.9)	(6.9)	14.5%
Net investment losses, after tax	(10.1)	(5.1)	N.M.	(34.5)	(8.3)	N.M.
Net loss	(15.5)	(9.6)	-61.5%	(50.1)	(22.0)	-127.7%
Core loss*	(5.4)	(4.5)	-20.0%	(15.6)	(13.7)	-13.9%

For the three and nine months ended September 30, 2022, the net loss increased due to net investment losses which are mainly from changes in fair values of equity securities and investment impairments as well as increases in interest expense on the Bank Credit Facility.
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

($ in millions)	Three Months Ended September 30,		2022-2021	Nine Months Ended September 30,		2022-2021
	2022	2021	Change %	2022	2021	Change %
Net investment income - investment portfolio	$70.9	$78.1	-9.2%	$223.3	$233.3	-4.3%
Investment income - deposit asset on reinsurance	26.7	25.6	4.3%	77.4	75.1	3.1%
Total net investment income	97.6	103.7	-5.9%	300.7	308.4	-2.5%
Pretax net investment losses	(12.8)	(6.5)	N.M.	(43.8)	(10.6)	N.M.
Pretax net unrealized investment gains (losses) on fixed maturity securities				(632.0)	466.4	N.M.

Net investment income from our investment portfolio decreased $7.2 million and $10.0 million for the three and nine months ended September 30, 2022 respectively. The decreases were primarily attributable to returns below our historical average in our portfolio of limited partnership interests.
For the three and nine months ended September 30, 2022, pretax net investment losses increased $6.3 million and $33.2 million, respectively, which are mainly from changes in fair values of equity securities and

Horace Mann Educators Corporation	41	Quarterly Report on Form 10-Q

impairments. Pretax net unrealized investment losses on fixed maturity securities as of September 30, 2022 were $632.0 million compared to pretax net unrealized investment gains of $441.6 million as of December 31, 2021 reflecting a 232 basis point increase in the 10-year U.S. Treasury yield and wider credit spreads across most asset classes.
Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	September 30, 2022
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	177	$470.5	$534.2	$(63.7)
Miscellaneous	36	152.3	154.4	(2.1)
Insurance	58	150.7	170.5	(19.8)
Energy	81	134.4	157.7	(23.3)
HealthCare, Pharmacy	80	119.7	147.9	(28.2)
Utilities	78	111.1	134.5	(23.4)
Real Estate	46	105.1	118.2	(13.1)
Transportation	50	89.3	102.9	(13.6)
Food and Beverage	32	72.1	83.1	(11.0)
Consumer Products	53	62.5	80.6	(18.1)
All other corporates(1)	305	460.1	544.7	(84.6)
Total corporate bonds	996	1,927.8	2,228.7	(300.9)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	249	381.6	425.5	(43.9)
Commercial(2)	159	290.9	322.3	(31.4)
Other	31	13.0	14.1	(1.1)
Municipal bonds(3)	616	1,307.9	1,440.9	(133.0)
Government bonds
U.S.	44	345.4	412.0	(66.6)
Foreign	7	35.4	37.2	(1.8)
Collateralized loan obligations(4)	218	679.7	707.3	(27.6)
Asset-backed securities	125	290.4	316.1	(25.7)
Total fixed maturity securities	2,445	$5,272.1	$5,904.1	$(632.0)

Equity securities
Non-redeemable preferred stocks	29	$97.1
Common stocks	5	1.1
Closed-end fund	1	15.6
Total equity securities	35	$113.8

Total	2,480	$5,385.9
(1)The All other corporates category contains 18 additional industry sectors. Technology, telecommunications, natural gas, broadcasting and media and industry manufacturing represented $236.4 million of fair value at September 30, 2022, with the remaining 13 sectors each representing less than $223.7 million.
(2)At September 30, 2022, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 45.6% are tax-exempt and 77.4% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2022.
(4)Based on fair value, 93.3% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO - S&P, Moody's, Fitch, Dominion, A.M. Best, Morningstar, Egan Jones and Kroll).

Horace Mann Educators Corporation	42	Quarterly Report on Form 10-Q

As of September 30, 2022, our diversified fixed maturity securities portfolio consisted of 3,796 investment positions, issued by 2,445 entities, and totaled approximately $5.3 billion in fair value. This portfolio was 90.9% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of September 30, 2022, 90.5% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		September 30, 2022
	December 31, 2021	September 30, 2022	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	10.1%	10.8%	$567.8	$610.1
AA(2)	37.1	38.6	2,034.2	2,299.9
A	19.2	17.9	944.9	1,040.2
BBB	23.6	23.6	1,247.3	1,436.6
BB	3.1	2.5	131.7	148.2
B	1.3	1.0	52.4	58.8
CCC or lower	—	0.1	2.9	3.2
Not rated(3)	5.6	5.5	290.9	307.1
Total fixed maturity securities	100.0%	100.0%	$5,272.1	$5,904.1
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	0.5	0.5	0.6
BBB	67.3	70.0	79.7
BB	12.7	13.1	14.9
B	—	—	—
CCC or lower	—	—	—
Not rated	19.5	16.4	18.6
Total equity securities	100.0%	100.0%	$113.8

Total			$5,385.9
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At September 30, 2022, the AA rated fair value amount included $342.8 million of U.S. Government and federally sponsored agency securities and $570.9 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSRO.

As of September 30, 2022, the fixed maturity securities portfolio had $661.3 million of pretax gross unrealized investment losses on $4,495.7 million of fair value related to 3,305 positions. Of the investment positions with gross unrealized losses, there were 659 trading below 80.0% of the carrying value as of September 30, 2022.
We view the pretax gross unrealized investment losses of all our fixed maturity securities as of September 30, 2022 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment.

Horace Mann Educators Corporation	43	Quarterly Report on Form 10-Q

Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the nine months ended September 30, 2022. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

($ in millions)	Nine Months Ended September 30,		2022-2021
	2022	2021	Change %
Net cash provided by operating activities	$115.8	$178.1	-35.0%
Net cash used in investing activities	(295.9)	(351.0)	15.7%
Net cash provided by financing activities	82.6	190.8	-56.7%
Net increase (decrease) in cash	(97.5)	17.9	N.M.
Cash at beginning of period	133.7	22.3	N.M.
Cash at end of period	$36.2	$40.2	-10.0%
Operating Activities
As a holding company, we conduct our principal operations in the personal lines segment of the property and casualty, life, retirement, supplemental and group insurance industries through our subsidiaries. Our insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash flows generated by the insurance subsidiaries.
For the nine months ended September 30, 2022, net cash provided by operating activities decreased $62.3 million, primarily due to higher claims paid on insurance policies.
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
Investing activities includes our acquisition of Madison National for the nine months ended September 30, 2022.
Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, changes in the deposit asset on reinsurance, repurchases of our common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.

Horace Mann Educators Corporation	44	Quarterly Report on Form 10-Q

For the nine months ended September 30, 2022, net cash provided by financing activities decreased $108.2 million compared to the prior year period, primarily due to a $182.0 million net decrease in cash inflows from advances received under Federal Home Loan Bank of Chicago (FHLB) funding agreements and a $22.3 increase in cash outflows related to acquisitions of treasury stock partially offset by a $95.2 million net increase in cash inflows from reverse repurchase agreements.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Nine Months Ended September 30,		2022-2021	2022-2021
	2022	2021	Change $	Change %
Balance at beginning of the period	$782.5	$590.5	$192.0	32.5%
Advances received from FHLB funding agreements	154.0	446.0	(292.0)	-65.5%
Principal repayments on FHLB funding agreements	(94.0)	(204.0)	110.0	N.M.
Balance at end of the period	$842.5	$832.5	$10.0	1.2%

Horace Mann Educators Corporation	45	Quarterly Report on Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from senior revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on senior revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑
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

Horace Mann Educators Corporation	46	Quarterly Report on Form 10-Q

As of September 30, 2022, we held $937.5 million of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2022 from all of our insurance subsidiaries without prior regulatory approval is $131.9 million, excluding the impact and timing of prior dividends, of which $129.7 million was paid during the nine months ended September 30, 2022. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Total capital was $1,574.5 million as of September 30, 2022, including $497.9 million of short-term and long-term debt. Total debt represented 31.6% of total capital including net unrealized investment losses on fixed maturity securities (25.3% excluding net unrealized investment losses on fixed maturity securities*) at September 30, 2022, which was slightly above our long-term target of 25% for our debt to capital ratio excluding net unrealized investment gains (losses).
Shareholders' equity was $1,076.6 million as of September 30, 2022, including net unrealized investment losses on fixed maturity securities of $396.7 million after taxes and the related impact of DAC associated with annuity contracts and life insurance products with account values. The market value of our common stock and the market value per share were $1,443.3 million and $35.29, respectively, as of September 30, 2022. Book value per share and adjusted book value per share* was $26.32 and $36.02, respectively, as of September 30, 2022.
Additional information regarding net unrealized investment gains on fixed maturity securities as of September 30, 2022 is included in Part I - Item 1, Note 3 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this report.
Total dividends paid to shareholders was $39.5 million for the nine months ended September 30, 2022. In March, May and August of 2022, the Board of Directors (Board) approved regular quarterly dividends of $0.32 per share.
For the nine months ended September 30, 2022, we repurchased 670,816 shares of our common stock at an average price per share of $35.82 under our 2015 and 2022 share repurchase programs. See Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information. During the second quarter of 2022, our Board authorized $50.0 million of share repurchases under our 2022 share repurchase program. See Part II - Item 2 in this report for further information. As of September 30, 2022, $41.3 million remained authorized for future share repurchases under the 2022 share repurchase program.

Horace Mann Educators Corporation	47	Quarterly Report on Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	September 30, 2022	December 31, 2021
Short-term debt
Bank Credit Facility	Variable	2026	$249.0	$249.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.3 and $0.3 and unamortized debt issuance costs of $0.9 and $1.1	4.50%	2025	248.8	248.6
FHLB borrowings	0.00%	2022	—	5.0
Total			$497.8	$502.6
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

As of September 30, 2022, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in the Part II - Item 8, Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. The Senior Notes are traded in the open market (HMN 4.50).
As of September 30, 2022, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity. The $5.0 million FHLB borrowings that was outstanding as of December 31, 2021 is reported as Long-term debt in the Consolidated Balance Sheet.
Effective July 12, 2021, we, as borrower, amended our Credit Agreement (Bank Credit Facility). The amended Bank Credit Facility increased the amount available on the senior revolving credit facility from $225.0 million to $325.0 million. PNC Bank, National Association and JPMorgan Chase Bank, N.A. serve as joint lead arrangers under the amended Bank Credit Facility, with The Northern Trust Company, KeyBank National Association, U.S. Bank National Association, Illinois National Bank, and Comerica Bank as lenders participating in the syndicate. Terms and conditions of the amended Bank Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points. The amended Bank Credit Facility expires on July 12, 2026.
On December 31, 2021, we utilized $114.0 million of the senior revolving credit facility to fund a portion of the acquisition of Madison National that occurred effective January 1, 2022, resulting in an amount outstanding of $249.0 million under the senior revolving credit facility. We expect that the unused portion of the senior revolving credit facility will be available for ongoing working capital, capital expenditures and general corporate expenditures. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at September 30, 2022.
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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries. A.M. Best currently rates our NTA Life subsidiary at the same level as our Property & Casualty and Life & Retirement subsidiaries and our Madison National subsidiary is rated A- (Excellent). Assigned ratings and respective affirmation/review dates as of October 31, 2022 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	7/28/2022
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		7/28/2022
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		7/28/2022
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A-	(stable)	N.A.		7/28/2022
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		7/28/2022
Fitch	A	(stable)	BBB	(stable)	8/30/2022
Moody's
HMEC (parent company)			Baa2	(stable)	8/3/2022
HMEC's Life Group	A2	(stable)			7/27/2022
HMEC's P&C Group	A2	(stable)			8/3/2022
S&P	A	(stable)	BBB	(stable)	2/14/2022
Reinsurance Programs
Information regarding the reinsurance programs for our Property & Casualty, Supplemental, Retirement and Life segments is located in Part I - Item 1, Reporting Segments in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 3. I Quantitative and Qualitative Disclosures about Market Risk
Market value risk, our primary market risk exposure, is the risk that our invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on our assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of an investment, (3) an unfavorable change in the financial prospects of the issuer of an investment, or (4) a downgrade in the credit rating of the issuer of an investment. Also see Consolidated Results of Operations in Part I - Item 2 of this report regarding net investment losses.

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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2022. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
Except as noted below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the third quarter of 2022, we continued to execute internal controls associated with new processes supporting the implementation of Accounting Standards Update (ASU) 2018-12 for long-duration insurance contracts (LDTI). These controls provide assurance over the estimated impact to accumulated other comprehensive income and retained earnings that is expected upon adoption of LDTI on January 1, 2023, as disclosed in Note 1 to the Consolidated Financial Statements. We will continue to refine and maturate the internal controls associated with LDTI until adoption on January 1, 2023.
Effective January 1, 2022, we completed our acquisition of Madison National Life Insurance Company, Inc. (Madison National). We are in the process of integrating Madison National and our controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Therefore, we have elected to exclude Madison National from our assessment of internal control over financial reporting as of September 30, 2022.
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
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (i.e., the 2022 Program) to begin following the completion of the $50 million repurchase plan which was authorized on September 30, 2015 (i.e., the 2015 Program). Both Programs authorize the repurchase of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice. During the three months ended September 30, 2022, the 2015 Program was completed and we began repurchasing shares under the 2022 Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1 - 31	295,445	$33.87	295,445	$41.3	million
August 1 - 31	—	—	—	$41.3	million
September 1 - 30	—	—	—	$41.3	million
Total	295,445	$33.87	295,445	$41.3	million
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

10.7*
Summary of HMEC Non-employee Director Compensation, incorporated by reference to Exhibit 10.7 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June, 30, 2022, filed with the SEC on August 8, 2022.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 8, 2022	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 8, 2022	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	November 8, 2022	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	56	Quarterly Report on Form 10-Q