Form 10-K
period 2022-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2023-02-28
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filling reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2022, was $1,531.2 million.
As of February 16, 2023, the registrant had 40,836,057 shares of Common Stock, par value $0.001 per share, outstanding.
Documents Incorporated by Reference
Certain portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

HORACE MANN EDUCATORS CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2022

PART I
ITEM 1. I Business
Introduction
Measures within this Annual Report on Form 10-K that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within Part I of this Annual Report on Form 10-K. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Fourth Quarter 2022 Investor Supplement.
Forward-looking Information
Statements made in this Annual Report on Form 10-K that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation (referred to in this Annual Report on Form 10-K as "we", "our", "us", the "Company", "Horace Mann" or "HMEC") is an insurance holding company. We are not under any obligation to (and expressly disclaim any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that our actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in our business. See Part I - Item 1A of this Annual Report on Form 10-K for additional information regarding risks and uncertainties.
Overview, History and Available Information
We are an insurance holding company incorporated in Delaware. Our headquarters is located in Springfield, Ill. We also operate corporate offices in Dallas; Madison, Wisc.; and Cherry Hill, N.J. Our common stock has traded on the New York Stock Exchange (NYSE) under the symbol HMN since our initial public offering in November 1991.
Founded by Educators for Educators®, our business began in Springfield in 1945 when two school teachers started selling auto insurance to other teachers within Illinois. We expanded our business to other states and broadened our product line to include life insurance in 1949, 403(b) tax-qualified retirement annuities in 1961 and property insurance in 1965. In 2019, we increased our market share when we acquired all of the equity interests in NTA Life Enterprises, LLC (NTA). On January 1, 2022, we enhanced our value proposition for school districts by acquiring Madison National Life Insurance Company, Inc. (Madison National).
We conduct our business in two divisions: Retail and Worksite. The Retail Division focuses on providing individual insurance and financial products directly to educators and others who serve the community. It includes both the Property & Casualty and Life & Retirement reporting segments. The Worksite Division provides benefits to educators through their school district employers. This division includes the Supplemental & Group Benefits reporting segment, which includes the results of NTA and Madison National.
We do not allocate the impact of corporate-level transactions to the three reporting segments, consistent with the basis for management's evaluation of the results of those segments, but classify those items in a separate reporting segment, Corporate & Other.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 1

Also available in the Investors section of our website are our corporate governance principles, Code of Conduct, and the charters of the HMEC Board of Directors (Board), Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee and Nominating and Governance Committee. Copies also may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, Springfield, Illinois 62715-0001. Our environmental, social and governance reporting is available through the corporate social responsibility section of our website, csr.horacemann.com.
On June 21, 2022, our Chief Executive Officer (CEO) submitted the Annual Section 12(a) CEO Certification to the NYSE without any qualifications. We filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2021, the CEO and Chief Financial Officer (CFO) certifications required under Section 302 of the Sarbanes-Oxley Act.
Corporate Strategy
Our vision is to be the company of choice to provide insurance and financial solutions for all educators and others who serve their communities, whether they engage with Horace Mann directly or through their district/employer. We believe the unique value of Horace Mann is providing solutions tailored for educators at each stage of their lives, empowering them to achieve lifelong financial success. Our motivation stems from our gratitude for educators: They are looking after our children's futures, and we believe they deserve someone to look after theirs. Our commitment to having a positive impact on our customers' lives extends to all our corporate stakeholders, including employees, agents, investors and the communities where we live and work.
Education market focus
The U.S. Department of Education estimates that there are approximately 7.5 million K-12 school teachers, administrators and support staff nationwide. Horace Mann serves approximately 1 million of these households. Our customer base is about 80% educators. (The remaining 20% are generally in other public sector occupations such as firefighters.) The niche educator market has similar characteristics and preferred risk profiles, which allows for more precise underwriting processes and more targeted marketing operations.
As the U.S. population increases, the need for educator positions grows proportionally. However, fewer people are pursuing education as a career, and the COVID-19 pandemic exacerbated school district administrators' staffing concerns. One avenue administrators pursue to attract and retain educators is adding or improving employee benefit packages. Horace Mann's Worksite Division provides solutions that meet these needs.
We partner with a diverse group of national, state and local education associations. Working closely with the educational community helps us to identify emerging educator financial wellness issues and build solutions to address them.
We believe our niche market strategy, combined with our Company's more than 75-year history serving the education market, helps us succeed in a highly competitive environment. The insurance industry consists of a large number of companies, some of which have substantially greater financial resources, widespread advertising campaigns, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches compared to us.
Our solutions orientation for both educator and school district customers focuses on products, distribution and infrastructure (PDI):
•Protection and savings products, as well as financial wellness resources and programs, designed to meet K-12 educators’ unique needs.
•Knowledgeable, trusted distribution tailored to educator preferences. In our Retail Division, the solutions are delivered directly to educators. In our Worksite Division, our solutions are often delivered as employee benefits or as part of an annual enrollment process.
•Modern, scalable infrastructure that is easy to do business with.

2 Annual Report on Form 10-K	Horace Mann Educators Corporation

Retail Division strategy
We provide protection and savings products directly to educators through local, trusted agents or by centralized phone and online options. These products include auto insurance, property insurance, liability insurance, 403(b) retirement plans, mutual funds and individual life insurance tailored to meet the needs of educators.
Our core retail distribution strategy is a captive agent force that partners with their local educational community as a trusted advisor in financial wellness. Educators have specific financial challenges, such as navigating individual state teacher retirement systems, high student loan debt, and personal spend on classroom supplies. Horace Mann shares financial education resources and specific programs to help educators address these challenges. This trusted adviser model builds particularly strong brand loyalty and affinity.
One example is Horace Mann's Student Loan Solutions program. For many educators — particularly those new to the profession — student loan debt is often substantial. Among other challenges, that debt may preclude saving for retirement at the point when those savings would have the most time to grow and make a significant impact at retirement age. We offer complimentary online student loan management accounts for all educators nationwide, which includes guidance on how to successfully qualify for federal student loan forgiveness available to public sector employees.
To meet the preferences of customers who prefer "on demand" services, our direct sales team is available by phone or online to respond to questions or bind coverages. Customers can also secure auto, property and life quotes and coverage comparisons online. As customer needs become more complex, they frequently seek the help of a trusted advisor.
We continuously improve the infrastructure that supports our Retail Division. In particular, we are enhancing our digital capabilities to ensure our operation runs efficiently and educators can connect with us in the manner they prefer. Key projects include the Guidewire property and casualty platform, which increases customer convenience through improved digital capabilities, e-signatures, real-time policy issuance and changes, coverage comparison features and consolidated billing; and the LifePro administration system for our life, retirement, annuity and supplemental products, which offers substantial benefits in terms of customer experience and operating efficiencies.
Worksite Division strategy
We provide protection products through the workplace as employee benefits or directly. The product set includes life insurance, group long- and short-term disability, supplemental cancer, supplemental heart, supplemental disability, supplemental accident and supplemental hospital indemnity. Group products may be paid for by the school district employer, or provided as optional benefits for employee purchase. Individual products provide the opportunity for a school, district or association to make valuable financial protection benefits directly available to educators.
Our core worksite distribution strategy is to market through the benefit brokers and others that bring employer-sponsored solutions for educators directly to district decision makers as part of the benefit design process. Our benefit enrollment teams can support the roll out of group solutions provided by a district or manage the enrollment process for individual products.
Our understanding of the educational market and specialized solutions package allows us to help these brokers design custom solutions for districts, particularly larger ones, that support educator recruitment and retention. For example, we can package our student loan solutions offering with other worksite benefits.
Following the integration of NTA and Madison National, we are focused on ensuring the infrastructure for our Worksite Division is responsive to the needs of our distribution partners, employers and educators. In 2023, one area of focus is enhancing the platforms used by marketing partners.

Horace Mann Educators Corporation	Annual Report on Form 10-K 3

Human Capital Resources
Horace Mann's mission of helping educators achieve lifelong financial success resonates strongly with our approximately 1,700 employees. In interactions with customers, each other and all stakeholders, we aim to reflect the core values at the heart of who we are: compassionate, trustworthy, straightforward, approachable, respectful and knowledgeable.
We strive to have policies and practices in place to attract top talent, maintain high levels of employee engagement and increase retention. Our Total Rewards strategy to attract and retain talented employees is based on providing competitive compensation, comprehensive benefits, work/life flexibility, and robust employee training and development opportunities. Every Horace Mann employee is eligible for an annual bonus program based on company performance and annual merit increases based on individual performance. We contribute 3% of every employee’s eligible earnings to their 401(k), regardless of their contribution status. We then match up to an additional 5% of each employee’s eligible earnings annually. We provide mental and physical health resources and incentives to help support employee wellness.
Under our hybrid workforce model, more than 70% of our employees have the ability to work remotely as part of their regular weekly schedule. Our employee training and development program consists of instructor-led classes, peer-to-peer learning opportunities and support for self-directed learning.
Horace Mann has long strived to foster an inclusive culture in which individual differences are recognized, respected and appreciated. As part of our ongoing employee listening strategy, we regularly solicit employee feedback through pulse surveys on both specific items and broader topics. In 2022, we undertook a comprehensive employee engagement survey, with 74% of employees participating. Our Diversity, Equity and Inclusion (DEI) Council hosts educational events and corporate-wide book studies, with participants including senior leadership and directors. In 2022, we launched Employee Resource Groups aligned with employee identity, inclusion and wellness. For the fifth year in a row, Horace Mann was named to the Bloomberg Gender-Equality Index, which recognizes corporate commitment to transparency in gender reporting and advancing women’s equality.
We have no collective bargaining agreements with any employees.
Reporting Segments
In 2022, we conducted our business in two divisions. The Retail Division is made up of the Property & Casualty and Life & Retirement reporting segments, while the Worksite Division consists entirely of the Supplemental & Group Benefits reporting segment. The Corporate & Other reporting segment includes capital-raising activities and corporate-level transactions.
These segments are defined based on the way management organizes the business for making operating decisions and assessing performance. Management maintains discrete financial information for these segments to evaluate performance and allocate resources.
The calculations of segment data are described in more detail in Part II - Item 8, Note 19 of the Consolidated Financial Statements in this Annual Report on Form 10-K. Additionally, the business operations of each segment are explained in this section. The financial performance of each segment is discussed in Part II - Item 7 of this Annual Report on Form 10-K.

4 Annual Report on Form 10-K	Horace Mann Educators Corporation

Property & Casualty segment
Within the Retail Division, the Property & Casualty segment's primary insurance products include private passenger auto insurance and residential home insurance.
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
We have third-party programs in a majority of states to provide higher-risk auto and property coverages. We also have a number of other insurance coverages with third-party vendors that underwrite and bear the risk of such insurance. We receive commissions on these risks.
Similarly, we have increased our offering of third-party vendor products in many areas to meet additional educator needs such as coverage for small business owners or classic/collector autos.
366,602 auto risks in force and
170,760 property risks in force at December 31, 2022.
Geographic distribution
Our Property & Casualty business is geographically diversified. For the year ended December 31, 2022, based on direct premiums for all product lines, the top five states and their portion of total direct insurance premiums were California, 12.2%; Texas, 8.2%; North Carolina, 7.9%; Minnesota, 6.0%; and South Carolina, 4.8%.
Competition
Competition in this market for personal protection products is from a number of national providers of personal lines insurance, including State Farm, Allstate, Farmers, Liberty Mutual and Nationwide, as well as a number of regional companies. We also compete for auto business with other companies such as GEICO, Progressive and USAA, many of which feature direct marketing distribution. A number of technology start-ups have also entered the market.
In our target market, we believe that our principal competitive advantages in the sale of property and casualty products are overall service, school partnerships, price, and name recognition.
$612.6 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our Property & Casualty subsidiaries are licensed to write business in 48 states and the District of Columbia.

Horace Mann Educators Corporation	Annual Report on Form 10-K 5

Catastrophe Losses (Pretax)(1)
The number of catastrophe events and the level of catastrophe losses can fluctuate significantly from year to year. Our catastrophe losses for the last five years are shown in the following table ($ in millions).

Year	Month	Event Description	States/Region	Total
2022				$80.0
	May	Wind and Thunderstorm	MN, WI	5.5
	May	Wind and Thunderstorm	MN, NE, SD, WI	7.0
	May	Wind and Thunderstorm	MI, MN, NJ, OH, PA, TX, WI	7.4
	December	Winter Storm Elliott	Northern Plains, Midwest and North East	8.1
		Other single events less than $5.0 million		52.0
2021				$78.2
	February	Winter Storm Viola	AR, IL, LA, MO, OK, TN. TX	5.1
	August	Hurricane Ida	AL, AK, CT, DE, DC, FL, GA, KY, LA, MD, MA, MS, NJ, NU, NC, PA, RI, TN, VI, WV	24.0
	December	Wildfire Marshall	CO	5.3
		Other single events less than $5.0 million		43.8
2020				$84.4
	August	Derecho	IA, IL, IN, KS, MI, MN, MO, NE, OH, SD, WI	6.5
	August	Hurricane Laura	AR, LA, MS, TN, TX	9.5
	October	Hurricane Delta	AL, AR, GA, LA, MS, NC, SC, TX	3.3
	October	Hurricane Zeta	AL, GA, LA, MS, NC, SC	2.7
		Other single events less than $5.0 million		62.4
2019				$52.0
	May	Wind and Hail	CO, IA, IL, IN, KS, MO, NE, OH, OK, PA, WY	5.5
		Other single events less than $5.0 million		46.5
2018				$114.1
	June	Wind and Hail	CO, UT	8.2
	July	Carr Fire	CA	5.9
	September	Hurricane Florence	Southeast and Mid-Atlantic	11.4
	October	Hurricane Michael	Southeastern U.S.	4.5
	November	Camp Fire(2)	CA	31.2
		Other single events less than $5.0 million		52.9
(1)    Net of reinsurance and before income tax benefits. Includes allocated loss adjustment expenses.
(2)    As recognized in 2018 and excludes subrogation recoveries of $4.8 million pretax received in 2020.

Fluctuations in catastrophe losses impact a property and casualty insurance company's claims and claim adjustment expenses incurred.

6 Annual Report on Form 10-K	Horace Mann Educators Corporation

Claims and Claim Expenses Incurred(1), 2020 - 2022 ($ in millions)
(1)    Claims and claim expenses incurred include the impact of prior years' reserve development as quantified in Property & Casualty reserves. Catastrophe totals are net of reinsurance and before income tax benefits.
Property & Casualty Reserves
Property & Casualty unpaid claims and claim expense reserves (reserves) represent management's best estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims that have been incurred but not yet reported (IBNR). We calculate and record a single best estimate of the reserve as of each reporting date in conformity with generally accepted actuarial standards. We engage an independent property and casualty actuarial consulting firm to prepare an independent study of our Property & Casualty reserves at December 31st of each year. For additional information regarding the process used to estimate Property & Casualty reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending Property & Casualty insurance claims and claim expense reserves and prior years' reserve development recorded in each of the three years ended December 31, 2022, see Part I - Item 1A - Risk Factors - "Our property and casualty loss reserves may not be adequate", Part II - Item 7, Application of Critical Accounting Estimates and Results of Operations for the Property & Casualty Segment, and Part II - Item 8, Note 8 in the Consolidated Financial Statements of this Annual Report on Form 10-K.
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
Property & Casualty Reinsurance
All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge us from primary liability for the full amount of our risks, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Past due reinsurance recoverables as of December 31, 2022 were not material.
We maintain catastrophe excess of loss reinsurance coverage. For 2022, our catastrophe excess of loss reinsurance coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund. The catastrophe excess of loss reinsurance contract provided 95% coverage for catastrophe losses above a $25.0 million retention per occurrence up to $175.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million. For 2023, our retention will increase to $30.0 million and the catastrophe excess of loss reinsurance coverage will provide 54% coverage for the layer of $20.0 million excess of $30.0 million, 92% coverage for the

Horace Mann Educators Corporation	Annual Report on Form 10-K 7

layer of $40.0 million excess of $50.0 million, and 95% coverage for the layer of $85.0 million excess of $90.0 million.
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
For liability coverages in 2022, we reinsured each loss above a retention of $5.0 million per occurrence up to $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or risks issued by us to be involved in the same loss occurrence for coverage to apply. The clash event coverage is unchanged for 2023.
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
For auto insurance sold in Michigan, Personal Injury Protection (PIP) unlimited coverage is offered in compliance with Michigan state law. For these risks with unlimited coverage, we participate in the Michigan Catastrophic Claims Association (MCCA). For risks issued in 2022, MCCA reimbursed PIP losses including allocated loss adjustment expenses in excess of $0.6 million.
The following table identifies our most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (A.M. Best) and Standard & Poor's Global Inc. (S&P) as of January 1, 2023. No other single reinsurer's percentage participation in 2023 or 2022 exceeds 5%. We monitor reinsurers' financial strength by reviewing A.M. Best and S&P ratings.
Property Catastrophe First Event Excess of Loss Reinsurance Participants In Excess of 5%

A.M. Best Rating	S&P Rating	Reinsurer	Parent	2023	2022
A	A+	Lloyd's of London Syndicates		15.5%	14.2%
A+	AA-	Swiss Re Underwriters Agency, Inc.	Swiss Reinsurance Company, Ltd.	10.6%	9.9%
A+	A+	Everest Reinsurance Company	Everest Re Group, Ltd.	10.0%	10.7%
NR	A+	R+V Versicherung AG	DZ BANK AG	9.0%	8.9%
A+	A+	Transatlantic Reinsurance Company	Transatlantic Holdings, Inc.	8.9%	5.3%
A+	AA-	SCOR Global P&C SE	SCOR SE	6.5%	6.7%
NR - Not rated.

8 Annual Report on Form 10-K	Horace Mann Educators Corporation

Life & Retirement segment
Within the Retail Division, our Life & Retirement segment markets 403(b) tax-qualified fixed, fixed indexed and variable annuities; the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans; traditional term and whole life insurance products and indexed universal life (IUL) products. We offer educator rates for our life insurance customers.
Educators in our target market continue to benefit from the provisions of Section 403(b) of the Internal Revenue Code (Code) which allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to utilize pretax income to make periodic contributions to a qualified retirement plan (also see Regulation - Regulation at Federal Level).
We are one of the largest participants in the K-12 educator portion of the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. Our 403(b) tax-qualified annuities are voluntarily purchased by individuals employed by public school systems or other tax-exempt organizations through employee benefit plans of those entities.

In 2022, 47.2% of net annuity contract deposits* were for 403(b) tax-qualified annuities. At year-end 2022, 55.5% of accumulated annuity value on deposit was 403(b) tax-qualified. To further assist registered representatives in delivering our value proposition, we have entered into third-party vendor agreements to market 529 college savings programs and provide brokerage clearing arrangements.
We offer a lineup of several life product portfolios. Life by Design® is a portfolio of our manufactured and branded life insurance products that specifically address the financial planning needs of educators. The Life by Design® portfolio features individual whole life and individual term products, including 10, 15, 20 and 30-year level term policies. The Life by Design® policies have premiums that are guaranteed for the duration of the contract.
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
We offer an IUL product with interest crediting strategies linked to the S&P 500 Index and the Dow Jones Industrial Average (DJIA), offering a contingent return based on equity market performance. Along with expanded product offerings, new marketing support tools continue to be introduced to aid the agency force.
We also maintain a closed block of Experience Life® policies. This product, discontinued in 2006, represents a flexible premium life insurance contract consisting mainly of whole life and term elements, along with an interest bearing policy account.
During 2022, the average face amount of individual life insurance policies issued by us was approximately $198,000 and the average face amount of individual life insurance policies in force at December 31, 2022 was approximately $123,000.

Horace Mann Educators Corporation	Annual Report on Form 10-K 9

Retirement assets under management
We market both fixed and variable annuity contracts, primarily on a tax-qualified basis. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2022 was $4.9 billion, net of reinsurance.
Fixed-only annuities provide a guarantee of principal and a guaranteed minimum rate of return. These contracts are backed by our general account investments. We bear the investment risk associated with the investments and may change the declared interest rate on these contracts subject to contract guarantees.
We also offer fixed indexed annuity (FIA) products with interest crediting strategies linked to the S&P 500 Index and the DJIA.

227,539 annuity contracts in force at December 31, 2022.

Variable annuities combine a fixed account option with equity-linked and bond-linked sub-account options. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, contractholders are able to choose the investment mix that matches their personal risk tolerance and retirement goals. As of December 31, 2022, we had 119 variable sub-account options including funds managed by some of the larger participants in the mutual fund industry.
Annuities are marketed under the Personal Retirement Planner annuity series, which includes a flexible premium deferred variable annuity, a flexible premium deferred fixed indexed annuity, a single premium deferred fixed annuity and a single premium immediate annuity. Consistent across all of these products is the elimination of any surrender charges for early withdrawal.
Retirement assets under administration
In addition to annuities, we market the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans. This platform combines a wide array of mutual funds integrated with a group unallocated fixed annuity stable value fund. This platform provides us with greater flexibility to offer customized 403(b)(7) and other qualified plan solutions to better meet the needs of school districts and other non-for-profit plan sponsors. In 2019, we acquired a recordkeeping administrator, Benefit Consultants Group, Inc. (BCG) and we migrated the administration of our Horace Mann Retirement Advantage® platform from a third-party vendor to the BCG platform. We offer our group unallocated fixed annuity and Horace Mann Stable Value Solution, as an option within a number of the 401(k) plans BCG administers. BCG had $1.2 billion of recordkeeping assets under administration as of December 31, 2022.

10 Annual Report on Form 10-K	Horace Mann Educators Corporation

Retirement Assets Under Administration, 2020 - 2022 ($ in billions)
Geographic distribution
Our Life & Retirement business is geographically diversified. For the year ended December 31, 2022, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct premiums and contract deposits were Pennsylvania 9.2%; North Carolina, 6.1%; Minnesota 5.5%; Indiana, 5.3%; and California, 5.3%.
Competition
National providers of annuities and other financial service platforms that serve the retirement needs of educators and others that serve the community, include The Variable Annuity Life Insurance Company, a subsidiary of American International Group, Inc.; AXA, Voya Financial, Inc., Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company; Security Benefit, and Teachers Insurance and Annuity Association – College Retirement Equities Fund. Select mutual fund families and financial planners also compete in this marketplace.
We believe that our principal competitive advantages in the sale of retirement products and life insurance are school-based sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.
$599.2 million in direct premiums and contract deposits, defined as premiums collected before reinsurance as determined under statutory accounting principles. Our principal life subsidiary is licensed to write business in 49 states and the District of Columbia.
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
Annuity Reinsurance
We reinsure a $3.1 billion block of in force fixed and variable annuity business with a minimum crediting rate of 4.5%. The reinsured fixed business represents approximately 50% of our in force fixed annuity account

Horace Mann Educators Corporation	Annual Report on Form 10-K 11

balances. The arrangement contains investment guidelines and a trust to help meet our risk management objectives. Under the annuity reinsurance agreement, approximately $2.5 billion of fixed annuity reserves are reinsured on a coinsurance basis. The separate account assets and liabilities of approximately $0.6 billion are reinsured on a modified coinsurance basis and thus, remain on our consolidated financial statements, but the related results of operations are fully reinsured. The annuity reinsurance agreement does not expose the reinsurer (RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Incorporated) to a reasonable possibility of a significant loss from insurance risk. Therefore, we recognize the annuity reinsurance agreement using the deposit method of accounting.
Life Reinsurance
The maximum individual life insurance risk retained by our Life segment is $500,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are rated A (Excellent) or above by A.M. Best. We also maintain a life catastrophe reinsurance program. In 2022, we reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. For 2023, our catastrophe risk coverage is unchanged. Our life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
Supplemental & Group Benefits segment
Within the Worksite Division, the Supplemental & Group Benefits segment offers employer-sponsored products including accident, critical illness, limited-benefit fixed indemnity insurance, term life, short-term disability and long-term disability, as well as worksite direct products including supplemental heart, supplemental cancer, supplemental disability and supplemental accident coverages.
Our product line is designed to help districts and other employers improve recruitment and retention. As the competition for top talent intensifies, public sector employers are increasingly looking to offer benefits that are competitive with those of the private sector. The products we provide are part of a typical "total rewards" compensation package, including some products paid by the employer and provided to groups of employees, as well as products that employees can select as part of their benefit enrollment process.

268,037 total worksite direct policies in force and 735,199 total employer-sponsored covered lives at December 31, 2022

Group products may be purchased by employers to include in benefit packages for all employees or offered as a voluntary option for employees to purchase. Our typical group products are guaranteed issue - meaning no individual underwriting is required; in some instances an employee can expand the coverage with simplified underwriting at an additional expense. Group products can be customized to complement each employer's benefit package features. These group products typically have minimum participation rates and are underwritten at the group level to account for population size, industry, gender and age distribution, and other applicable risk factors.
Our typical worksite direct supplemental policies provide "HIPAA Excepted" benefits with simplified underwriting. They are most often purchased after face-to-face consultation and discussion in the workplace, often during a benefit enrollment process. Payment for worksite direct supplemental products can be made directly to Horace Mann via recurring bank draft or credit card payments or through payroll deduction. These

12 Annual Report on Form 10-K	Horace Mann Educators Corporation

products offer defined benefit amounts that are paid directly to the insured, and are payable in addition to any other insurance coverages. An insured can use the supplemental payments to cover medical or non-medical costs.
Supplemental products remain an important tool in the changing healthcare landscape, particularly with the prevalence of high deductible health care plans and an increasing focus on employee health and wellness. Our supplemental products offer indemnity benefits rather than the reimbursement of actual costs. Benefit risks are well controlled with specified limitations regarding preexisting conditions, the frequency of occurrences, maximum benefits per occurrence, and maximum occurrences. Diagnosis or treatment is a required element when establishing proof of loss necessary for benefit payments. Our supplemental disability products have various elimination periods and only provide short-term benefit periods. Sound underwriting strategies and disciplined underwriting methods help ensure loss experience is commensurate with pricing expectations.
$145.8 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our principal employer-sponsored insurance subsidiary is licensed to write business in 49 states, the U.S. Virgin Islands and the District of Columbia.
$121.5 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our principal worksite direct insurance subsidiary is licensed to write business in all 50 states, the U.S. Virgin Islands and the District of Columbia.
Geographic distribution of business
Our employer-sponsored line of business is concentrated in the Upper Midwest, while our worksite direct business is concentrated in the Southern states including California. This provides opportunities for growth for both lines of business. For the year ended December 31, 2022, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits for the worksite direct business were California, 28.7%; Texas, 13.7%; Florida, 6.3%; North Carolina, 5.7%; and Louisiana, 5.4%. The top five states for the employer-sponsored business were Minnesota, 16.0%; Wisconsin, 14.2%; Indiana, 9.0%; Pennsylvania, 8.3%; and Michigan, 8.1%.
Competition
Competition in this market includes American Fidelity, Aflac, Colonial (Unum), Reliance Standard, The Standard, Washington National (CNO) and Trustmark.
Employer-Sponsored Reserves
Employer-sponsored unpaid claims and claim expense reserves (reserves) represent management's best estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims that are

Horace Mann Educators Corporation	Annual Report on Form 10-K 13

IBNR. We calculate and record a single best estimate of the reserve as of each reporting date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate employer-sponsored reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending employer-sponsored insurance claims and claim expense reserves and prior years' reserve development recorded for the year ended December 31, 2022, see Part I - Item 1A - Risk Factors - "Actual experience may differ from actuarial assumptions, which could adversely affect our results of operations and financial condition", Part II - Item 7, Application of Critical Accounting Estimates and Results of Operations for the Supplemental & Group Benefits Segment, and Part II - Item 8, Note 8 of the Consolidated Financial Statements of this Annual Report on Form 10-K.
Employer-Sponsored Reinsurance
We retained approximately 72.6% of gross and assumed group disability and specialty health benefits in 2022. We have legacy blocks of individual life, annuity and long term care benefits that are effectively 100% ceded and are in run off. We purchase quota share reinsurance and excess reinsurance in amounts deemed appropriate by our risk committee. We monitor our retention amounts by product line and have the ability to adjust our retention as appropriate.
Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, we are able to write policies in amounts larger than we could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy.
The following reinsurers represent approximately 98.0% of total ceded premium for the year ended December 31, 2022:

A.M. Best Rating		% of
	Reinsurer	Ceded Premiums
A	National Guardian Life Insurance Company	61.0%
A-	Clear Spring Life and Annuity Company	25.0%
A+	RGA Reinsurance Company	12.0%
	Total:	98.0%
We remain liable with respect to the insurance in force, which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The ceding of reinsurance does not discharge us from the primary liability of the insured.
Worksite Direct Reserves
Worksite direct policy reserves represent our best estimate of the present value of future ultimate benefits, net of future premiums, to be provided for cancer, heart, hospital, supplemental disability and accident claims. The reserves are a single best estimate calculated in accordance with generally accepted actuarial standards. Unpaid claims and claim expenses provide provisions for claims reported to us plus an estimated accrual for claims that are IBNR. For additional information regarding the process used to estimate worksite direct reserves and the risk factors involved, see Part I - Item 1A - Risk Factors - "Actual experience may differ from actuarial assumptions, which could adversely affect our results of operations and financial condition”and Part II - Item 7, Results of Operations for the Supplemental & Group Benefits Segment of this Annual Report on Form 10-K.
Worksite Direct Reinsurance
We retain all of the risk on our supplemental health product lines, including accidental death risk embedded within certain products. However, our other accidental death and dismemberment risks issued through all other policies and riders are ceded 100%. The maximum life insurance risk retained on any individual life is $100,000. The excess risk on the life insurance products is ceded to and reinsured by a third party that is rated A (Excellent) by A.M. Best.

14 Annual Report on Form 10-K	Horace Mann Educators Corporation

Corporate & Other
Corporate & Other includes capital raising activities (including debt financing and related interest expense), net investment gains (losses), certain public company expenses and other corporate-level transactions including expenses related to business acquisition activity. We do not allocate the impact of corporate-level transactions to the other reporting segments, consistent with the basis for management's evaluation of the results of those segments.
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
We have separate investment strategies and guidelines for our Property & Casualty, Life & Retirement and Supplemental & Group Benefits portfolios, which recognize different characteristics of the associated insurance liabilities, as well as different tax and regulatory environments. We manage interest rate exposure for our portfolios through asset/liability management techniques that attempt to coordinate the duration of the assets with the duration of the insurance policy liabilities. Duration of assets and liabilities will generally differ only because of opportunities to increase yields or because policy values are not interest rate sensitive, as is the case in Property & Casualty and Supplemental & Group Benefits.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 15

Investment Portfolio as of December 31, 2022

($ in millions)	% of Total Fair Value	Fair Value
		Total	Life & Retirement	Supplemental & Group Benefits	Property & Casualty(7)	Amortized Cost, net
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. Government and agency obligations:(1)
Mortgage-backed securities	8.7%	$570.5	$437.0	$101.1	$32.4	$638.2
Other, including U.S. Treasury securities	5.2	342.6	296.5	34.2	11.9	411.1
Investment grade corporate and public utility bonds	19.2	1,262.6	897.0	226.4	139.2	1,443.1
Non-investment grade corporate and public utility bonds(2)	1.8	118.4	92.7	9.5	16.2	131.7
Investment grade municipal bonds	18.2	1,199.4	831.9	120.7	246.8	1,303.3
Non-investment grade municipal bonds(2)	0.5	32.9	20.8	2.9	9.2	35.8
Investment grade other asset-backed securities(3)	15.2	1,000.3	781.3	123.2	95.8	1,058.7
Non-investment grade other asset-backed securities(2)(3)	0.3	20.4	20.1	0.3	—	20.7
Foreign government bonds	0.5	33.6	32.6	1.0	—	35.1
Redeemable preferred stock	0.3	23.4	22.0	1.4	—	27.9
Equity securities:
Non-redeemable preferred stocks, investment grade	1.0	68.5	63.0	5.5	—	68.5
Non-redeemable preferred stocks, non-investment grade	0.2	13.4	11.7	0.7	1.0	13.4
Common stocks	—	0.8	0.8	—	—	0.8
Closed-end fund	0.3	16.7	—	—	16.7	16.7
Short-term investments(4)	1.7	109.4	70.4	20.0	19.0	109.4
Total publicly traded securities	73.1	4,812.9	3,577.8	646.9	588.2	5,314.4
Other Invested Assets:
Investment grade private placements	7.7	505.3	465.4	39.9	—	575.6
Non-investment grade private placements(2)	1.1	75.8	63.0	12.8	—	75.9
Mortgage loans(5)	0.5	32.0	28.1	3.9	—	32.0
Policy loans(5)	2.1	139.3	138.4	0.9	—	139.3
Limited partnership interests(8)	14.9	983.7	697.2	96.4	190.1	983.7
Other	0.6	38.6	33.8	3.8	1.0	38.6
Total other invested assets	26.9	1,774.7	1,425.9	157.7	191.1	1,845.1
Total investments(6)	100.0%	$6,587.6	$5,003.7	$804.6	$779.3	$7,159.5
(1)All investment grade that includes $309.0 million fair value of investments guaranteed by the full faith and credit of the U.S. Government and $604.1 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. Government.
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
(4)Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments of $109.4 million are all money market funds and are not rated.
(5)Mortgage loans are carried at amortized cost, net and policy loans are carried at unpaid principal balances.
(6)Approximately 6.6% of our investment portfolio, having a carrying amount of $435.8 million as of December 31, 2022, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support. municipal bonds represented $330.0 million of the carrying amount.
(7)Includes $0.2 million of fixed maturity securities, $1.0 million of equity securities and $0.8 million of short-term investments held in Corporate & Other.
(8)Under the equity method of accounting, the carrying amounts of limited partnership interests approximate fair value.

16 Annual Report on Form 10-K	Horace Mann Educators Corporation

Fixed Maturity Securities
For reporting purposes, we have classified the entire portfolio of fixed maturity securities as available for sale and the portfolio is carried at fair value. An adjustment for net unrealized investment gains (losses) on fixed maturity securities available for sale is recognized as a separate component of accumulated other comprehensive income (loss) (i.e., AOCI) within shareholders' equity, net of applicable deferred taxes and the related impact from deferred policy acquisition costs (DAC) associated with annuity contracts and life insurance products with account values. Fixed maturity securities held for indefinite periods of time include securities that we intend to use as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors, other than securities that are in an unrealized loss position for which we have the stated intent to hold until recovery.
Fixed Maturity Securities Portfolio as of December 31, 2022

	% of Fixed Maturity Securities Portfolio	% of Total Investment Portfolio
Investment grade	92.0%	72.4%
Non-investment grade	8.0%	6.3%

Average credit quality	A+	A+
Average option-adjusted duration	6.4	6.4
Percent maturing in next 5 years	30.6%	24.1%
Cash Flow
Information regarding our sources and uses of cash, including payment of principal and interest with respect to our indebtedness, and payment of dividends to our shareholders, is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements and in Part II - Item 7, Liquidity and Capital Resources — Cash Flow, Liquidity Sources and Uses and — Capital Resources of this Annual Report on Form 10-K.
The ability of our insurance subsidiaries to pay cash dividends to us is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2023 from all of our insurance subsidiaries without prior regulatory approval is approximately $110.3 million, excluding the impact and timing of prior year dividends, of which $179.9 million was paid during the year ended December 31, 2022.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 17

Regulation
General Regulation at State Level
As an insurance holding company, we are subject to extensive regulation by the states in which our insurance subsidiaries are domiciled or transact business. Our principal insurance subsidiaries are domiciled in Illinois, New York, Wisconsin and Texas and are overseen by the Illinois Department of Insurance, the New York Department of Financial Services, the Wisconsin Office of the Commissioner of Insurance and the Texas Department of Insurance. Some regulations, such as those addressing unclaimed property, generally apply to all corporations. In addition, the laws of the various states establish regulatory agencies with broad administrative powers, which relate to a wide variety of matters, including granting and revoking licenses to transact business, regulating trade practices and rate setting, licensing agents, requiring statutory financial statements, monitoring insurer solvency and reserve adequacy, and prescribing the type and amount of investments permitted and the manner in which they may be sold. On an ongoing basis, various state legislators and insurance regulators examine the nature and scope of state insurance regulation.
In addition to individual state monitoring and regulation, state regulators develop coordinated regulatory policies through the NAIC. States have adopted NAIC risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on our insurance subsidiaries. As of December 31, 2022 and 2021, statutory capital and surplus of each of our insurance subsidiaries were above required levels. States have also adopted the NAIC's U.S. Own Risk and Solvency Assessment which requires insurance companies to submit their own assessment of their current and future risks and provide a consolidated group-level perspective on risk and capital formulated through an internal risk self-assessment process.
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
Assessments Against Insurers and Mandatory Insurance Facilities
Under insurance insolvency or guaranty laws in most states in which we operate, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies, and many assessments paid by us pursuant to these laws may be used as credits for a portion of our premium taxes in certain states. Also, we are required to participate in various mandatory insurance facilities in proportion to the amount of our direct writings in the applicable state. For the three years ended December 31, 2022, the impacts of the above industry items were not material to our results of operations.
Regulation at Federal Level
Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and retirement business include employee benefits regulation, standards applied to employer sponsored retirement plans, standards applied to broker-dealers and investment advisers, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry antitrust exemption, and minimum solvency requirements. Also, see Part I - Item 1A of this Annual Report on Form 10-K. Other federal regulation such as the Patient Protection and Affordable Care Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact our business.
The variable annuities underwritten by Horace Mann Life Insurance Company (HMLIC) are regulated by the SEC. Horace Mann Investors, Inc., and BCG Securities, Inc. (BCGS), our broker-dealer and Registered Investment Adviser subsidiaries, are also regulated by the SEC, the Financial Industry Regulatory Authority, Inc., the Municipal Securities Rule-making Board and various state securities regulators.

18 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Financial Regulation Legislation
In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) created the Federal Insurance Office (FIO) within the U.S. Department of the Treasury. FIO studies the current insurance regulatory system and is charged with monitoring and providing specific reports on various aspects of the insurance industry, including the collection of information about the insurance industry and monitoring the industry for systemic risk. However, FIO does not have general supervisory or regulatory authority over the insurance business.
Changing Climate Conditions
Horace Mann continually works to better understand and manage climate risks that directly affect our stakeholders. This is an important issue for the insurance industry. We recognize climate change is a growing concern, and continually work to better understand and manage climate risks that directly affect our customers, insurance products and investment portfolio. Our Board formally recognizes the importance of carbon neutrality.
Our Board oversees our Enterprise Risk Management Committee’s risk assessments and risk mitigation strategies, including recommended actions to address climate change risks. These actions include managing climate risks through our ongoing risk assessments to help us improve the accuracy of our climate-related risk models, refine how we price and underwrite policies, and avoid an over concentration of insurance coverages and investments in geographies likely to be affected by climate risk. We also have in place a conservative reinsurance program as an additional layer of protection against large property and casualty catastrophe losses. Our 2023 coverage for $30 million to $175 million of losses shares the risk with other insurance companies.
We also are working to mitigate the impact of climate risks on our results. Rising temperatures and changing weather patterns in recent years are widely associated with more frequent and severe weather events and natural catastrophes, leading to higher insurance claims and costs and creating additional uncertainty as to future trends and exposures. We want to be there for our customers in the event of a loss of our customers' property and help them recover from hurricanes, windstorms, hail, severe winter weather, wildfires and earthquakes.
As we look ahead, we believe climate change risks should be understood, modeled and priced into our insurance products and services. There are also public policy implications, such as discouraging overbuilding in high-risk areas through flood insurance requirements and state regulatory approaches to insurance premium approvals; and modifying and enforcing building codes to better protect at-risk communities against the effects of natural catastrophes.
Similar to other insurers, we may be subject to increased losses from catastrophes and other weather-related events that are exacerbated by weather/climate variability.
As we discuss in Part I - Item 1A—Risk Factors—“Climate change may adversely affect our financial position, results of operations and cash flows" of this Annual Report on Form 10-K, several factors make increased losses more likely:
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 19

•Elevated frequency and severity of wildfire losses due, in part, to record droughts in western states that some climate studies suggest are likely to increase over time, as well as demographic changes in areas prone to wildfires.
•Less reliable catastrophe models due to the increased unpredictability in frequency and severity of severe weather events, emerging trends in climate conditions, inadequate reflection of regulatory changes and the other factors mentioned above.
In addition, changing climate conditions may present other issues for our business as discussed in Part I - Item 1A - Risk Factors of this Annual Report on Form 10-K. For example, among other things:
•Changing climate conditions could also impact the creditworthiness of issuers of securities in which we invest. For example, water supply adequacy could impact the creditworthiness of bond issuers with significant assets or business activities in the Southwestern United States, and more frequent and/or severe hurricanes could impact the creditworthiness of issuers with significant assets or business activities in the Southeastern United States, among other areas. See Part I - Item 1A—Risk Factors— “Climate change may adversely affect our financial position, results of operations and cash flows” of this Annual Report on Form 10-K.
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
To aid our risk analysis, we use property and casualty catastrophe models that are run by our reinsurance intermediary. Life & Retirement asset cash flows are projected using third-party software for certain security types. We also utilize proprietary third-party computer modeling processes to evaluate capital adequacy. These analytical techniques are an integral component of our ERM process and further support our long-term financial strategies and objectives.
Within Horace Mann, ERM is an ongoing assessment process used to identify and manage or mitigate risk, which will continue to influence our strategy and direction. The ERM Committee objectives include the following:
•Apply appropriate consideration to risk in strategic and operational decision-making
•Define and communicate risk appetite and risk management policies
•Approve and oversee processes aimed at identifying, evaluating, and managing risk
•Monitor and discuss emerging risks and risk management capabilities

20 Annual Report on Form 10-K	Horace Mann Educators Corporation

The ERM Committee is composed of senior executives from across Horace Mann and has ultimate oversight over the risk management process, with each leader having ownership and accountability over certain identified key risks. Our Chief Risk Officer (CRO) in conjunction with the ERM Committee, is responsible for working with the business leaders to ensure that they are actively monitoring and managing their key risks. The CRO is also responsible for developing and monitoring key corporate level risks that encompass more than one business/division. There is ongoing and regular communication within the ERM Committee.
Members of the ERM Committee are responsible for updates to the Board and various Board committees on key risks and emerging risk topics. The interaction of all the various individuals, committees, reports, and processes results in an on-going process, which we believe puts us in the best position to effectively and efficiently manage risk.
Our ERM efforts build upon the foundation of an effective internal control environment. However, we can provide only reasonable, not absolute, assurance that these objectives will be met. Further, the design of any risk management or control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. As a result, the possibility of material financial loss remains despite our significant and comprehensive ERM efforts. An investor should carefully consider the risks and all other information set forth in this Annual Report on Form 10-K, including disclosures in Part I - Item 1A—Risk Factors, Part II - Item 7A—Quantitative and Qualitative Disclosures About Market Risk, and Part II - Item 8—Financial Statements and Supplementary Data.
ITEM 1A. I Risk Factors
Introduction
We have identified what we believe reflect key significant risks to the organization, and in turn to our shareholders, which are outlined below. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these enumerated risks, we face numerous other strategic, operational and emerging risks that could in the aggregate lead to shortfalls to our long-term goals or add to short-term volatility in our earnings. Additionally, many risk factors are correlated, which could exacerbate the financial impact. The following review of important risk factors should not be construed as exhaustive and should be read in conjunction with the Forward-looking Information section located in Part I - Item 1 of this Annual Report on Form 10-K as well as Part II - Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and other reports and materials we submit to the SEC. The words or phrases believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words or phrases of similar import generally involve forward-looking statements. All of the risks that may affect our financial or operating performance may not be material at this time but may become material in the future.

Horace Mann Educators Corporation	Annual Report on Form 10-K 21

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
The success of our investment strategy is crucial to the success of our business. Specifically, our fixed maturity securities portfolio is subject to a number of risks including:
•interest rate risk, which is the risk that interest rates may decline and funds reinvested would earn less than expected;
•market value risk, which is the risk that invested assets will decrease in value due to changes in yields realized on the assets and prevailing market yields for similar assets, an unfavorable change in the liquidity of the asset or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the asset that would result in realized losses on funds disposed before their maturity;
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

22 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Equity method adjustments on investments in limited partnership interests as well as fair value accounting for equity securities and derivatives may reduce profitability and/or cause volatility in our results of operations.
We invest in limited partnership interests, which are accounted for using the equity method of accounting. This means that our proportionate share of the changes in fair value of the underlying net asset values are reported in net investment income in the Consolidated Statements of Operations and Comprehensive Income (Loss). As a result, the amount of net investment income recognized from these investments can vary substantially from period to period. Equity and credit market volatility may reduce net investment income from these types of investments and negatively impact the results of operations. Changes in fair value from applying fair value accounting to equity securities, which are reported in net investment gains (losses) in the Consolidated Statements of Operations and Comprehensive (Loss), may cause volatility in our results of operations.
The application of fair value accounting for derivatives and derivatives embedded in FIA and IUL products may cause volatility in our results of operations.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 23

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
•supply chain interruptions resulting in cost increases, including availability of services and materials;
•the occurrence of multiple catastrophes in a geographic area over a relatively short period of time; and
•the outcome of litigation which may be filed against us by policyholders, state attorneys general and other parties relative to loss coverage disputes and loss settlement payments.
Based on 2022 direct premiums earned, 58.1% of the total annual premiums for our Property & Casualty business were for policies issued in the ten largest states in which the insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, Texas, North Carolina, Minnesota, South Carolina, Georgia, and Louisiana.
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
The rise in inflation in recent periods has significantly increased our loss costs in our auto and property businesses. It is possible that inflation could remain at elevated levels for a prolonged period, or increase from these high levels, which could in turn lead to further increases in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “longer tail,” such as auto liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. Recent changes in the macroeconomic environment have impacted medical labor and materials costs, the potential persistency of which could result in future loss costs which are higher than our current expectations. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during volatile or uncertain economic conditions, due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting or adjudication of claims.
Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, we cannot be certain that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our financial condition and results of operations.

24 Annual Report on Form 10-K	Horace Mann Educators Corporation

Risks Related to Life & Retirement Segment
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
Deviations from assumptions regarding business persistency, mortality and morbidity used in calculating life and annuity reserves and DAC amortization and market risk benefits related to annuities could have a material adverse effect on our financial condition and results of operations.
The processes of calculating reserves and DAC amortization for the life and annuity businesses involve the use of a number of assumptions, including those related to business persistency (how long a contract stays with us), mortality (the relative incidence of death over a given period of time) and morbidity (the relative incidence of disability resulting from disease or physical impairment). We review, and if there is a change, update

Horace Mann Educators Corporation	Annual Report on Form 10-K 25

assumptions at least annually which could have a material adverse effect on our financial condition and results of operations.
A reduction or elimination of the tax advantages of retirement and life products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) products and individual retirement accounts (IRAs), could make our products less attractive to clients and adversely affect our results of operations.
A significant part of our retirement business involves fixed and variable 403(b) tax-qualified products, which are purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our life and retirement products to clients or the tax benefits of programs utilized by our customers. As a result of persisting economic conditions, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax-advantaged products or result in notable reforms to educator pension programs. Also, see Part I - Item 1, Regulation of this Annual Report on Form 10-K.
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
Risks Related to Supplemental & Group Benefits Segment
Actual experience may differ from actuarial assumptions, which could adversely affect our results of operations and financial condition.
Historical results may not be indicative of future performance due to, among other things, changes in our mix of business, regulatory actions or changes in legal doctrine impacting our products or lines of business, or any number of economic cyclical effects including inflation. Reserves do not represent an exact calculation of future benefit liabilities but are instead actuarial and statistical-based estimates. Actual experience may differ from our reserve assumptions. There are no assurances that reserves will be sufficient to fund our future liabilities in all scenarios. Future loss development may require reserves to be increased, which could adversely affect earnings in current and future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity, mortality, persistency and interest rates used in calculating the reserve amounts, which could have a material adverse affect on our financial condition and results of operations.
Strategic Risks
The integration of Madison National may not be as successful as anticipated.
The Madison National acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks. Difficulties in executing the acquisition strategy may cause our financial results to differ from our expectations or the expectations of the investor community. Potential difficulties that may be encountered in the integration process include, among other factors:
•the inability to successfully integrate the businesses and distribution relationships of Madison National in a manner that permits us to achieve the full revenue and cost savings desired from the acquisition;
•complexities associated with managing the larger, more complex, business;
•loss of key employees;
•disruption of, or loss of momentum in, each company's ongoing business; and,
•Madison National's distribution risk inherent in its in force block, which is highly concentrated with one distribution partner.

26 Annual Report on Form 10-K	Horace Mann Educators Corporation

Lack of successful execution on acquisition integration strategies could result in impairment of goodwill and intangible assets that could adversely affect our results of operations.
We accounted for the BCG, BCGS, NTA and Madison National acquisitions using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recognized on our consolidated balance sheet at their respective fair values as of the acquisition date, including recognition of intangible assets. Any excess of the purchase consideration over the fair value of the acquired net tangible and intangible assets is recognized as goodwill.
As of December 31, 2022, the Company's Consolidated Balance Sheet reflected goodwill of $34.9 million and intangible assets of $171.8 million recognized in connection with the BCG, BCGS, NTA and Madison National acquisitions (see Part II - Item 8, Note 7 of the Consolidated Financial Statements for more information). To the extent the acquisitions do not provide the modeled returns, the value of goodwill or intangible assets could become impaired and thus, we may be required to recognize material non-cash charges relating to such impairment, which could adversely affect our results of operations.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 27

If we are not able to effectively develop and expand our marketing operations, including agents and other points of distribution, our financial condition and results of operations could be adversely affected.
Our Retail Division agencies are owned primarily by non-employee, independent contractor Exclusive Distributors with most agencies operating in outside offices with licensed producers. The economic viability of each agency is directly dependent on the productivity of the agency and the success at penetrating, serving and cross-selling our educator market.
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
Our ability to successfully increase new business in the educator market is largely dependent on our ability to effectively access educators either in their school buildings or through other approaches. While this is especially true for the sale of 403(b) tax-qualified retirement products via payroll deduction and worksite direct sales, any significant decrease in access, either through fewer payroll slots, increased security measures, impacts of state or federal level pension reform initiatives, requirements of national and state Do Not Call registries, or for other reasons, could adversely affect the sale of all lines of business and require us to change our traditional approach to worksite marketing and promotion, as well as contact with potential customers. With the current IRS regulations regarding Section 403(b) arrangements, including retirement products, our ability to maintain and increase our share of the 403(b) market, and the access it gives for other product lines, will depend on our ability to successfully compete in this market. Some school districts and benefit consultants have placed emphasis on the relative financial strength ratings of competing companies, as well as low cost product and distribution approaches, which may put us at a competitive disadvantage relative to other more highly-rated insurance companies.
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
The effects of a global pandemic on the U.S. economy, our customers, our agents, our employees, our investments and our communities, as well as any preventative or protective actions that we, our employees and agency force, our third-party service providers and suppliers, or governments may take to mitigate the impact of a global pandemic could have an adverse effect on our ability to conduct business and on our financial condition and results of operations. Impacts to our business have been and could continue to be widespread and may result in the following:
•employees contracting effects from a global pandemic;
•increased competition in hiring and retaining employees and agents;

28 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
•supply chain interruptions resulting in cost increases, including availability of services and materials;
•increased credit risk;
•business disruption for insurance agents who market and sell our insurance products; and,
•business disruptions to third parties at which we outsource certain business functions to or on which we rely for technology.
The full extent to which pandemics could affect the global economy, the financial markets and our business, our financial condition and our results of operations will depend on future developments and factors that cannot be predicted.
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
In addition, global climate change could have an impact on our fixed maturity securities and limited partnership portfolios, resulting in realized and unrealized losses in future periods that could have a material adverse effect on our financial position, results of operations and cash flows. It is not possible to foresee which, if any, assets, industries or markets may be materially and adversely affected, nor is it possible to foresee the magnitude of such effect. Further, it is also possible that the legal, regulatory and social responses to climate change could have an adverse effect on our financial condition, results of operations and cash flows.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 29

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
Factors that affect our ability to attract and retain such employees include:
•competitive total rewards; including compensation and benefits;
•robust training and development programs;
•reputation as a successful business with a culture of fair hiring, and of training and promoting qualified employees; and,
•recognition and responsiveness to changing trends (i.e., remote/hybrid work arrangements) and other circumstances that affect employees.
The unexpected loss of key personnel could have a material adverse impact on our business because of the loss of their skills, knowledge of our products and offerings and years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. The risks to attracting and retaining the necessary talent may be exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits.
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

30 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Our insurance subsidiaries may cede certain risks to third-party insurance companies through reinsurance. HMLIC entered into a reinsurance agreement with RGA to effectuate the reinsurance of a block of in force fixed and variable annuities on a coinsurance and modified coinsurance basis. The variable portion of the reinsured annuities is reinsured on a modified coinsurance basis and assets supporting the variable account liabilities are still held in separate accounts. Because the reinsurance agreement covers a large volume of our in force annuity business, the transaction exposes us to a concentration of credit risk with respect to this counterparty. RGA's financial obligations for the general account liabilities of the reinsured annuity contracts are secured by its assets placed in a comfort trust for our sole use and benefit. Upon RGA's material breach of the reinsurance agreement, deterioration of its risk-based capital ratio to a certain level, or certain other events, we may recapture the reinsured business. However, in the event of RGA's insolvency, our right to use the assets in the trust account may be delayed. Also, if at the time of its insolvency the comfort trust account is not funded at a level to fully discharge all its obligations, our claims to the extent not covered by the assets in the comfort trust would be those of a general creditor.

Horace Mann Educators Corporation	Annual Report on Form 10-K 31

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
Increases in interest rates, or volatility in the U.S. financial markets could impede access to, or increase the cost of, financing our operations.
Recent increases in interest rates have increased our cost of borrowing and volatility in U.S. financial markets could impact our access to, or further increase the cost of, financing. Past disruptions in the U.S. credit and equity markets made it more difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations.
An inability to access Federal Home Loan Bank of Chicago (FHLB) funding could adversely affect our results of operations.
Any changes in requirements to retain membership in the FHLB, or changes in regulation, could impact our eligibility for continued FHLB membership or our FHLB funding capacity. Any event that adversely affects amounts received from FHLB could have an adverse effect on our results of operations. See Part II - Item 7, Financing Activities of this Annual Report on Form 10-K for more information about FHLB activities.
Regulatory and Legal Risks
The results of U.S. Presidential and Congressional elections may create significant changes in tax rates, laws or regulations which could adversely impact our financial results.
With the change in administration, there are initiatives at the federal level to reverse the corporate tax cuts in the favorable Tax Cuts and Jobs Act of 2017 (TCJA), increasing the federal corporate income tax from the current rate of 21%. Any future legislative action could increase our costs, the impact of which could be significant. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals as they relate to our businesses. For example, any proposals to make changes related to U.S. tax law, such as those involving a reduction or elimination of the tax advantages of retirement and life products as noted in Part I - Item 1A – Risk Factors, Risks Related to Life & Retirement Segments of this Annual Report on Form 10-K, may have a material adverse effect on our future business, financial condition, results of operations, and growth prospects.
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

32 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
The costs of running our business and its profitability could be adversely impacted by laws, rules and regulations that affect the business and financial communities, including changes to the interpretation or enforcement of laws governing standards of care applicable to broker-dealers and investment advisors. New laws, rules and regulations, or changes to the interpretation or enforcement of existing laws, rules or regulations, could also result in limitations on the products and services we offer or plan to offer to clients, modifications to our current or future business practices, compressed margins, increased capital requirements, and additional costs. The DOL recently adopted its final rule regarding ERISA fiduciary investment advice, which focuses on, among other things, the fiduciary status of rollover recommendations made by financial professionals to retirement investors. We expect that these laws, regulations and proposals could negatively impact our business, including by increasing our legal, compliance and information technology costs, and potentially other costs, including greater

Horace Mann Educators Corporation	Annual Report on Form 10-K 33

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

34 Annual Report on Form 10-K	Horace Mann Educators Corporation

and cloud-based systems, are also subject to cyber-breaches of confidential information, along with the other risks outlined above, any one of which may result in us incurring substantial remediation costs and other negative consequences, including a material adverse effect on our business, reputation, financial condition, results of operations and liquidity.
ITEM 1B. I Unresolved Staff Comments
None.
ITEM 2. I Properties
As of December 31, 2022, we owned four buildings located in Springfield, Ill. comprised of our headquarters of approximately 225,000 square feet, a warehouse of approximately 11,000 square feet and two other buildings of approximately 39,000 square feet in aggregate. In addition, we lease office space in suburban Dallas (approximately 114,000 of rentable square feet), suburban Raleigh, N.C., Cherry Hill, N.J and Madison, Wis. which are utilized by one or more of all four reporting segments, depending on the location. For more information regarding our reporting segments, see Part I - Item 1, Reporting Segments of this Annual Report on Form 10-K. We believe our properties and facilities are suitable and adequate for current operations.
ITEM 3. I Legal Proceedings
At the time of issuance of this Annual Report on Form 10-K, we do not have pending litigation from which there is a reasonable possibility of material loss.
ITEM 4. I Mine Safety Disclosures
Not applicable.

Horace Mann Educators Corporation	Annual Report on Form 10-K 35

PART II
ITEM 5. I Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common stock is traded on the NYSE under the symbol HMN. The following table provides the high and low bid information of our common stock on the NYSE Composite Tape and the cash dividends paid per share of common stock during the periods indicated.

	Market Price		Dividends
Fiscal Period	High	Low	Paid
2022:
Fourth Quarter	$40.13	$35.01	$0.32
Third Quarter	39.51	32.60	0.32
Second Quarter	42.62	34.22	0.32
First Quarter	42.95	36.58	0.32
2021:
Fourth Quarter	$42.10	$36.21	$0.31
Third Quarter	42.00	36.59	0.31
Second Quarter	44.13	36.96	0.31
First Quarter	44.74	37.77	0.31

The payment of dividends in the future is subject to the discretion of the Board and will depend upon general business conditions, legal restrictions and other factors the Board may deem to be relevant. Additional information is contained in Part I - Item 1, Cash Flow and in Part II - Item 8, Note 14 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

36 Annual Report on Form 10-K	Horace Mann Educators Corporation

Shareholder Return Performance Graph
The graph below sets forth the total five-year shareholder return on our common stock. The graph assumes a $100 investment as of December 31, 2017. The S&P 500 Index and the S&P 500 Insurance Index assume an annual reinvestment of dividends in calculating total return. We assume reinvestment of quarterly dividends when paid.
Comparison of Cumulative Five Year Total Return to Shareholders

$225
$200
$175
$150
$125
$100
$75
Dec. 2017
Dec. 2018
Dec. 2019
Dec. 2020
Dec. 2021
Dec. 2022
HMEC
S&P 500 Insurance Index
S&P 500 Index

	Dec. 2017	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021	Dec. 2022
HMEC	$100	$87	$104	$104	$99	$99
S&P 500 Insurance Index	100	89	115	114	150	165
S&P 500 Index	100	96	126	149	191	157
Holders and Shares Issued
As of February 16, 2023, the number of holders of our common stock was approximately 50,000.
During 2022, no stock options were exercised for the issuance of our common stock.
For information required by Item 201(d) of Regulation S-K regarding the equity compensation plan, see Part III - Item 12, of this Annual Report on Form 10-K.

Horace Mann Educators Corporation	Annual Report on Form 10-K 37

Issuer Purchases of Equity Securities
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (i.e., the 2022 Program) to begin following the completion of the current $50 million repurchase plan which was authorized on September 30, 2015 (i.e., the 2015 Program). Both Programs authorize the repurchase of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice. During the three months ended September 30, 2022, the 2015 Program was completed and we began repurchasing shares under the 2022 Program.
For the quarterly periods ended 2022 and 2021, we repurchased shares of our common stock under the Programs as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs
2022:
Fourth Quarter	—	$—	—	$41.3 million
Third Quarter	295,445	$33.87	295,445	$41.3 million
Second Quarter	315,625	$37.40	315,625	$1.3 million
First Quarter	59,746	$37.14	59,746	$13.1 million

2021:
Fourth Quarter	96,073	$37.14	96,073	$15.3 million
Third Quarter	5,000	$36.88	5,000	$18.9 million
Second Quarter	200	$37.01	200	$19.1 million
First Quarter	38,485	$38.44	39,485	$19.1 million
ITEM 6. I [Reserved]

38 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 7. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part II - Item 7. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Fourth Quarter 2022 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".
This MD&A covers the following:
Introduction
The purpose of our MD&A is to provide an understanding of our consolidated results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Part II - Item 8 of this Annual Report on Form 10-K. Our MD&A generally discusses the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II - Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (SEC) on February 25, 2022.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 39

•worksite direct insurance products, including cancer, heart, hospital, supplemental disability and accident
•employer-sponsored insurance products, primarily long-term disability and short-term disability
We market our products primarily to K-12 teachers, administrators and other employees of public schools and their families, whether they engage with Horace Mann directly or through their district/employer.
Effective January 1, 2022, we acquired all the equity interests in Madison National Life Insurance Company, Inc., an insurance company organized under the laws of the State of Wisconsin (Madison National), for $172.3 million which added employer-sponsored products. The Seller has a potential earn-out of up to $12.5 million payable in cash, if specified financial targets are achieved by the end of 2023. As a result of the acquisition, Madison National became a wholly owned subsidiary of HMEC.
We conduct and manage our business in four reporting segments. The three reporting segments representing the major lines of business, are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). We do not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those segments, but classify those items in the fourth reporting segment, Corporate & Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable. See Part II - Item 8, Note 19 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Consolidated Financial Highlights

($ in millions)	Year Ended December 31,			2022-2021
	2022	2021		Change %
Total revenues	$1,382.9	$1,330.1		4.0%
Net income (loss)	(2.6)	142.8		-101.8%
Per diluted share:
Net income (loss)	(0.06)	3.39		-101.8%
Net investment losses, after tax	(1.06)	(0.20)		N.M.
Book value per share	26.60	43.66		-39.1%
Net income return on equity - last twelve months	(0.2)%	8.0%	-8.2	pts

For 2022, net income decreased $145.4 million, primarily due to the impact of higher net investment losses mainly from changes in fair values of equity securities and realized losses on disposition of fixed maturity securities, higher inflation and other factors driving auto loss severity, impacts of equity market declines on deferred policy acquisition costs (DAC) unlocking, asset-based fees and returns on limited partnership interests, as well as increases in interest credited and interest expense due to the rising interest rate environment.

40 Annual Report on Form 10-K	Horace Mann Educators Corporation

Consolidated Results of Operations

($ in millions)	Year Ended December 31,		2022-2021
	2022	2021	Change %
Net premiums and contract charges earned	$1,029.0	$889.6	15.7%
Net investment income	400.9	422.5	-5.1%
Net investment losses	(56.5)	(11.0)	N.M.
Other income	9.5	29.0	-67.2%
Total revenues	1,382.9	1,330.1	4.0%

Benefits, claims and settlement expenses	761.6	617.7	23.3%
Interest credited	177.6	164.4	8.0%
Operating expenses	315.9	251.5	25.6%
DAC unlocking and amortization expense	98.7	94.7	4.2%
Intangible asset amortization expense	16.8	13.0	29.2%
Interest expense	19.4	13.9	39.6%
Other expense - goodwill and intangible asset impairments	4.8	—	N.M.
Total benefits, losses and expenses	1,394.8	1,155.2	20.7%

Income (loss) before income taxes	(11.9)	174.9	-106.8%
Income tax expense (benefit)	(9.3)	32.1	-129.0%
Net income (loss)	$(2.6)	$142.8	-101.8%
Net Premiums and Contract Charges Earned
For 2022, net premiums and contract charges earned increased $139.4 million, primarily due to the addition of the employer-sponsored business partially offset by lower net premiums earned in Property & Casualty.
Net Investment Income
Total net investment income in 2022 decreased $21.6 million, primarily attributable to returns below our historical average in our portfolio of limited partnership interests. Yields have risen for recent investments due to the rising interest rate environment. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Year Ended December 31,
	2022	2021
Investment yield, excluding limited partnership interests, pretax - annualized*	4.3%	4.3%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.4%	3.4%

During 2022, we continued to identify and purchase investments, including alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We also funded commercial mortgage loan funds and limited partnership interests in line with our intent to increase our allocation to this portion of our portfolio to increase yields while balancing protection and risk.

Horace Mann Educators Corporation	Annual Report on Form 10-K 41

Net Investment Losses
For 2022, net investment losses increased $45.5 million mainly from changes in fair values of equity securities and realized losses on disposition of fixed maturity securities. The break down of net investment gains (losses) by transaction type is shown in the following table:

($ in millions)	Year Ended December 31,
	2022	2021
Credit loss and intent-to-sell impairments	$(10.7)	$(10.4)
Sales and other, net	(17.8)	4.3
Change in fair value - equity securities	(33.2)	(2.3)
Change in fair value and losses realized on settlements - derivatives	5.2	(2.6)
Net investment losses	$(56.5)	$(11.0)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Generally, such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to hold a fixed maturity security.
Other Income
For 2022, other income decreased $19.5 million, primarily due to an indemnification agreement associated with the employer-sponsored business.
Benefits, Claims and Settlement Expenses
For 2022, benefits, claims and settlement expenses increased $143.9 million, primarily due to an increase in auto losses and the addition of the employer-sponsored business.
Interest Credited
For 2022, interest credited increased $13.2 million, driven primarily by the impact of rising interest rates associated with advances received under FHLB funding agreements. Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 2.5% for 2022 and 2.4% for 2021.
Operating Expenses
For 2022, operating expenses increased $64.4 million, primarily due to the addition of the employer-sponsored business.
DAC Unlocking and Amortization Expense
For 2022, DAC unlocking and amortization expense increased $4.0 million, primarily due to volatility in financial markets leading to unfavorable DAC unlocking in the Life & Retirement segment, partially offset by reduced amortization expense in the Property & Casualty segment.
Intangible Asset Amortization Expense
For 2022, intangible asset amortization expense increased $3.8 million, primarily due to the acquisition of Madison National.
Interest Expense
For 2022, interest expense increased $5.5 million, primarily due to an increase in floating interest rates on the Revolving Credit Facility.
Other Expense - Goodwill and Intangible Asset Impairments
For 2022, other expense represents goodwill and intangible asset impairment charges with regards to Benefit Consultants Group, Inc. (BCG), a reporting unit within the Retirement operating segment. See Part II - Item 8, Note 7 of the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
Income Tax Expense (Benefit)
The effective income tax rate on our pretax income (loss), including net investment gains (losses) was 78.2% and 18.4% for the years ended December 31, 2022 and 2021, respectively. Income from investments in tax-

42 Annual Report on Form 10-K	Horace Mann Educators Corporation

advantaged securities reduced the effective income tax rates by 54.6 and 3.5 percentage points for 2022 and 2021, respectively. The goodwill and intangible asset impairment charges in the Life & Retirement segment decreased the effective income tax rate by 38.7 percentage points as of December 31, 2022.
In August 2022, the Inflation Reduction Act of 2022 (IRA) was passed by the U.S. Congress and signed into law by the Executive Branch. The IRA includes a new Federal alternative minimum tax (AMT), effective in 2023, that is based on the adjusted financial statement income (AFSI) set forth on the applicable financial statement (AFS) of an applicable corporation. A corporation is an applicable corporation if its rolling average pre-tax AFSI over three prior years (starting with years 2020 - 2022) is greater than $1.0 billion. For a group of related entities, the $1.0 billion threshold is determined on a group basis, and the group’s AFSI is generally treated as the AFSI for all separate taxpayers in the group. Except under limited circumstances, once a corporation is an applicable corporation, it is an applicable corporation in all future years.
An applicable corporation is not automatically subject to an AMT liability. The corporation’s tentative AMT liability is equal to 15.0% of its adjusted AFSI, and AMT is payable to the extent the tentative AMT liability exceeds regular corporate income tax. However, any AMT paid would be indefinitely available as a credit carryover that could reduce future regular tax in excess of AMT.
HMEC and its controlled group of corporations have determined that it likely will not be an applicable corporation in 2023. In making such determination, the group has made certain interpretations of, and assumptions regarding, the AMT provisions of the IRA. The U.S. Treasury Department is expected to issue guidance throughout 2023 that may differ from the group’s interpretations and assumptions and that could alter the group’s determination.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
The tax effects of legislation enacted in 2020 due to the Coronavirus pandemic were reflected in our income tax expense calculations as of December 31, 2020. Total income tax expense for the twelve months ended December 31, 2020, included a benefit of $2.8 million (that reduced the effective income tax rate by 1.7 percentage points) to reflect a net operating loss carryback to taxable years for which the corporate rate was 35% as compared to the current corporate rate of 21%.
As of December 31, 2022, our federal income tax returns for years prior to 2019 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations. See Part II - Item 8, Note 11 of the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
Outlook for 2023
The following discussion provides outlook information for our results of operations and capital position.
At the time of issuance of this Annual Report on Form 10-K, we estimate that 2023 full year net income will be within a range of $2.00 to $2.30 per diluted share, generating a core return on equity* near 6%.
Property & Casualty Segment
In 2023, net income for Property & Casualty is anticipated to be in the range of $5 million to $10 million. The primary factors in our outlook include:
•Catastrophe loss assumption of approximately 10 points on the combined ratio, in line with the 10-year average and consistent with historical frequencies and current severities applied to modeled exposures
•Property combined ratio near 100%, anticipating rate actions of 12% to 15% over the next four quarters, reflecting inflation and current loss trends, accompanied by ‘inflation guard’ increases
•Auto combined ratio of 106% to 107%, anticipating auto rates to increase by 18% to 20% over the next four quarters, supplemented by non-rate underwriting actions

Horace Mann Educators Corporation	Annual Report on Form 10-K 43

•Net investment income over 30% higher in this segment than in 2022, with limited partnership returns estimated near their 10-year average
Our longer-term Property & Casualty combined ratio target remains 95-96%.
Supplemental & Group Benefits Segment
In 2023, net income for Supplemental & Group Benefits is anticipated to be in the range of $40 million to $44 million. The primary factors in our outlook include:
•Anticipates claims utilization for supplemental and disability products returning to near pre-pandemic levels, leading to a segment benefit ratio closer to our longer-term target of 43%, including a benefit ratio of approximately 35% for worksite direct products and approximately 50% for employer-sponsored products
•Higher expenses reflecting investments in the infrastructure for this business as well as a higher allocation of corporate expenses to reflect the segment’s utilization of shared staff, distribution, and other resources.
Life & Retirement Segment
In 2023, net income for Life & Retirement is anticipated in the range of $67 million to $70 million. This guidance includes the adoption of LTDI effective January 1, 2023. The spread on the fixed annuity business is expected to be in the range of 220 to 230 basis points. Mortality is anticipated to remain within actuarial expectations and increase slightly from 2022.
Corporate & Other Segment
Corporate interest expense is expected to be in the range of $26 million to $27 million in 2023 due to rising interest rates.
Investments
For 2023, we expect total net investment income of between $434 million and $444 million, including approximately $104 million of accreted investment income on the deposit asset on reinsurance in Retirement. The expectation of full-year net investment income from the managed portfolio of between $330 million and $340 million reflects stronger returns from our commercial mortgage loan portfolio as well as the benefits of the rising rate environment over the past 12 months. Limited partnership returns are estimated near their 10-year average of 8.5%.
As described in Application of Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see forward-looking information in Part I - Items 1 and 1A of this Annual Report on Form 10-K concerning other important factors that could impact actual results. We believe that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.

44 Annual Report on Form 10-K	Horace Mann Educators Corporation

Application of Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of our consolidated assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgments at the time the consolidated financial statements were prepared. We have discussed with our Audit Committee the quality, not just the acceptability, of our accounting principles as applied in our financial reporting. The discussions generally included such matters as to the consistency of our accounting policies and their application, and the clarity and completeness of our consolidated financial statements, which include related disclosures. Information regarding our accounting policies pertaining to these topics is located in the Notes to Consolidated Financial Statements set forth in Part II - Item 8 of this Annual Report on Form 10-K.
We have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for fixed maturity securities
•Evaluation of goodwill and intangible assets for impairment
•Valuation of annuity and life deferred policy acquisition costs
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
•Valuation of liabilities for group benefits unpaid claims and claim expense reserves
•Valuation of certain investment contracts and policy reserves
•Valuation of long-duration contracts under the new accounting guidance in ASU 2018-12
•Valuation of assets acquired and liabilities assumed under purchase accounting
Although variability is inherent in these accounting estimates, we believe the amounts provided are appropriate based upon the facts available during preparation of the consolidated financial statements.
Valuation of Hard-to-Value Fixed Maturity Securities
The fair value of a fixed maturity security is the estimated amount at which the security could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. We utilize ICE Pricing Data, our investment managers and custodian bank to obtain fair value prices from independent third-party valuation service providers, broker quotes, model prices and matrix pricing. Each month, we obtain fair value prices from our investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations for fixed maturity securities. Differences in prices between the sources that we consider significant are researched and we utilize the price that we consider most representative of an exit price. Typical inputs used by these pricing sources include, but are not limited to, reported trades, bids, offers, benchmark yield curves, benchmarking of like securities, rating designations, sector groupings, issuer spreads and/or estimated cash flows, prepayment speeds and default rates as well as the Bloomberg Spread Matrix, among others. Our fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the fixed maturity securities portfolio to be priced through pricing services. Approximately 88.6% of the fixed maturity securities portfolio, based on fair value, was priced through pricing services or index priced using observable inputs as of December 31, 2022.
The valuation of hard-to-value fixed maturity securities (generally 75 - 125 securities) is more subjective because the markets are less liquid and there is a lack of observable market-based inputs. This may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. When the pricing sources cannot provide fair value determinations, the investment managers obtain non-binding price quotes from brokers. For those securities where the investment manager cannot obtain broker quotes, they will model the security, generally using estimated cash flows of the underlying collateral.

Horace Mann Educators Corporation	Annual Report on Form 10-K 45

Brokers' valuation methodologies as well as investment managers’ modeling methodologies are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The selection of the market inputs and assumptions used to estimate the fair value of hard-to-value fixed maturity securities requires judgment and includes: benchmark yield, liquidity premium, estimated cash flows, prepayment speeds and default rates, spreads, weighted average life and credit rating. The extent of the use of each market input depends on the market sector and market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.
We gain assurance that our portfolio of fixed maturity securities including hard-to-value fixed maturity securities is appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with GAAP. Our processes and controls are designed to ensure (1) the valuation methodologies are appropriate and consistently applied, (2) the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and (3) the fair values are accurately recorded. For example, on a continuing basis, we assess the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers. We perform procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third-party valuation sources for selected securities.
As of December 31, 2022, Level 3 invested assets comprised 7.8% of our total investment portfolio based on fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the determination of fair value.
Evaluation of Credit Loss Impairments for Fixed Maturity Securities
For fixed maturity securities classified as available for sale, the difference between amortized cost, net of a credit loss allowance (i.e., amortized cost, net) and fair value, net of certain other items and deferred income taxes (as disclosed in Part II - Item 8, Note 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K) is reported as a component of accumulated other comprehensive income (loss) (i.e., AOCI) on the Consolidated Balance Sheets and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a credit loss allowance is recorded. We have a comprehensive portfolio monitoring process to evaluate fixed maturity securities (at the cusip/issuer level) on a quarterly basis that may require a credit loss allowance. These reviews, in conjunction with our investment managers’ quarterly credit reports and relevant factors such as (1) has the security missed any scheduled principal or interest payments in the current quarter; (2) has the security been downgraded to below investment grade by rating agencies or if the security was below investment grade at time of purchase, has the security been downgraded by two or more notches since acquisition; (3) has the security declined in value by more than 10% compared to the prior quarter; (4) has the market yield changed by more than 50 basis points; are all considered in the impairment assessment process.
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

46 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed maturity security, a credit loss allowance is recorded as a net investment loss for the shortfall in expected cash flows; however, the amortized cost basis, net of the credit loss allowance, may not be lower than the fair value of the security. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If we determine that the fixed maturity security does not have sufficient cash flows or other information to estimate the anticipated recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recognized as a net investment loss.
When a security is sold or otherwise disposed or the security is deemed uncollectible and written-off, we reverse amounts previously recognized in the credit loss allowance through net investment gains (losses). Recoveries after write-offs are recognized when received.
For additional detail on credit loss impairments, see Part II - Item 8, Note 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Evaluation of Goodwill and Intangible Assets for Impairment
Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment is the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. A goodwill impairment charge could have a material adverse effect on our results of operations. As of December 31, 2022, our allocation of goodwill on a net basis by reporting segment was as follows: Property & Casualty; $9.5 million, Life & Retirement; $12.4 million, and Supplemental & Group Benefits; $32.4 million. Also, see Part II - Item 8, Notes 1 and 7 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
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
The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value of a reporting unit to be below its carrying amount. Subsequent goodwill assessments could result in impairment, particularly for each reporting unit with at-risk goodwill, due to the impact of volatile financial markets on earnings, discount rate assumptions, liquidity and market capitalization. For 2022, lower than anticipated BCG revenues triggered a

Horace Mann Educators Corporation	Annual Report on Form 10-K 47

requirement to evaluate the goodwill associated with the BCG reporting unit within the Retirement operating segment resulting in a write-down of a certain amount of goodwill in 2022. For 2021, there were no events or material changes in circumstances that indicated that an adverse material change in the fair value of our reporting units occurred. For 2020, lower than anticipated wealth management sales for BCG Securities, Inc. (BCGS) outside of the education markets triggered a requirement to evaluate the goodwill associated with the BCGS reporting unit within the Retirement operating segment resulting in a write-down of a certain amount of goodwill in 2020. See Part II - Item 8, Note 7 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
The value of business acquired (VOBA) represents the difference between the fair value of insurance contracts and insurance policy reserves measured in accordance with our accounting policy for insurance contracts acquired. VOBA was based on an actuarial estimate of the present value of future distributable earnings for insurance in force on the acquisition date. VOBA was $70.7 million as of December 31, 2022 and is being amortized by product based on the present value of future premiums to be received. We estimate that we will recognize VOBA amortization of $5.8 million in 2023, $5.4 million in 2024, $5.1 million in 2025, $4.7 million in 2026 and $4.4 million in 2027.
We account for the value of distribution acquired associated with the acquisition of NTA (NTA VODA) based on an actuarial estimate of the present value of future business to be written by the existing distribution channel. NTA VODA was $39.3 million as of December 31, 2022 and is being amortized on a straight-line basis. We estimate that we will recognize NTA VODA amortization of $2.9 million in each of the years 2023 through 2027, respectively.
VOBA is reviewed for recoverability from future income which is primarily comprised of future premiums, benefits to be paid and net investment income. Costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the year ended December 31, 2022.
NTA VODA is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of an amortizing intangible asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable from undiscounted cash flows, the impairment is measured as the difference between the carrying amount and fair value. The test results from our annual impairment assessment for NTA VODA at October 1, 2022 indicated there was no impairment.
The value of customer relationships intangible assets are being amortized based on the present value of future profits to be received for BCG and based on the present value of future premiums for Madison National. The test results from our annual impairment assessments for customer relationships at October 1, 2022 indicated there was an impairment for the BCG reporting unit within the Retirement operating segment.
See Part II - Item 8, Note 7 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Valuation of Annuity and Life Deferred Policy Acquisition Costs
DAC, consisting of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, are deferred and amortized on a basis consistent with the type of insurance coverage. For all annuity contracts, DAC is amortized over 20 years in proportion to estimated gross profits. DAC is amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for IUL. For further information, see Part II - Item 8, Note 1 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of net investment gains (losses). For the variable deposit portion of Life & Retirement, we amortize DAC utilizing a future financial market performance assumption of a gross 8.0% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on our long-term assumption. Our practice with regard to future financial market performance assumes that long-term appreciation in the financial markets is not changed by short-term market fluctuations, but is only changed when sustained annual deviations are experienced. We monitor these fluctuations and only change the assumption when the long-term expectation changes. The potential effect of an increase by 100 basis points in the assumed

48 Annual Report on Form 10-K	Horace Mann Educators Corporation

future rate of return is reasonably likely to result in an estimated decrease in DAC amortization expense of approximately $2.5 million. The potential effect of a decrease by 100 basis points in the assumed future rate of return is reasonably likely to result in an estimated increase in DAC amortization expense of approximately $3.5 million. Although this evaluation reflects likely outcomes, it is possible an actual outcome may fall below or above these estimates. As of December 31, 2022, the ratio of DAC to the total annuity accumulated cash value was 4.1%.
In the event actual experience differs significantly from assumptions or assumptions are significantly revised, we may be required to record a material charge or credit to current period amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of DAC. In terms of the sensitivity of this amortization to three of the more significant assumptions, based on DAC as of December 31, 2022 and assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would impact amortization between $0.3 million and $0.4 million, (2) a 1.0% deviation from the targeted financial market performance for the underlying mutual funds of our variable annuities would impact amortization between $0.3 million and $0.4 million and (3) a $1.0 million net investment gain (loss) would impact amortization between $0.1 million and $0.2 million. These results may change depending on the magnitude and direction of any actual deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to DAC amortization expense is included in Results of Operations by Segment.
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
Valuation of Liabilities for Property & Casualty Unpaid Claims and Claim Expense Reserves
Underwriting results of Property & Casualty are significantly influenced by estimates of our ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liabilities for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years that transpire between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for Property & Casualty claims include provisions for payments to be made on reported claims (case reserves), incurred but not yet reported (IBNR) claims and associated settlement expenses (together, loss reserves).
The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including our experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions, public attitudes and medical costs. We calculate and record a single best estimate of the reserve as of each reporting date.
Reserves are re-estimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve re-estimates. A detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in Part II - Item 8, Note 8 of the Consolidated Financial Statements in this Annual Report on Form 10-K. Due to the nature of our personal lines business, we have no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmentally related items such as mold.
Based on our products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, there is the potential of variability of the Property & Casualty loss reserves.
There are a number of assumptions involved in the determination of our Property & Casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. We estimate that a 2.0% change in claim severity or

Horace Mann Educators Corporation	Annual Report on Form 10-K 49

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
Our liabilities for unpaid claims and claim expense reserves for Property & Casualty were as follows:

($ in millions)	December 31, 2022			December 31, 2021
	Case Reserves	IBNR Reserves	Total(1)	Case Reserves	IBNR Reserves	Total(1)
Auto liability	$105.6	$197.5	$303.1	$99.7	$183.2	$282.9
Auto other	17.7	(4.8)	12.9	14.4	(6.1)	8.3
Property	25.2	38.9	64.1	16.6	42.4	59.0
All other	2.8	5.8	8.6	1.6	10.6	12.2
Total	$151.3	$237.4	$388.7	$132.3	$230.1	$362.4
(1)These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to our re-estimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Re-estimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. As of December 31, 2022, the impact of a reserve re-estimation resulting in a 1.0% increase in net reserves would be a decrease of approximately $2.0 million in net income. A reserve re-estimation resulting in a 1.0% decrease in net reserves would increase net income by approximately $2.0 million.
Unfavorable prior years' reserve re-estimates decreased net income in 2022 by approximately $22.0 million pretax, primarily the result of unfavorable loss trends in auto for accident years 2021 and prior.
Valuation of Liabilities for Group Benefits Unpaid Claims and Claim Expense Reserves
Our Group Benefits has short-duration contracts that are generated from specialty health and group disability lines of business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.
We maintain loss reserves for these lines of business to cover our estimated liability for unpaid losses and loss adjustment expenses, where material, (including legal, other fees, and costs not associated with specific claims but related to the claims payment function) for reported and unreported claims incurred as of the end of each accounting period. These loss reserves are based on actuarial assumptions. Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trends resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Therefore, our reserves are necessarily based on estimates, assumptions and analysis of historical experience. Our results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments. Our estimate of loss represents management's best estimate of our liability at the balance sheet date.
We believe that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability. We primarily use our own loss development experience, but will also supplement that with data from outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that loss ratios

50 Annual Report on Form 10-K	Horace Mann Educators Corporation

have on our loss reserves and related expenses, each hypothetical 1.0% change in the loss ratio for the group disability business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned group disability premiums) for the year ended December 31, 2022, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $0.7 million with a corresponding increase or decrease to Benefits, claims and settlement expenses in our Consolidated Statement of Operations and Comprehensive Income (Loss).
For the specialty health line of business, IBNR claims liabilities plus expected development on reported claims are calculated using standard actuarial methods and practices. The “primary” assumption in the determination of specialty health reserves is that historical claim development patterns are representative of future claim development patterns. Factors that may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for claims for specialty health coverages are computed using completion factors and expected net loss ratios derived from actual historical premium and claim data. The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. We have business that is serviced by third-party administrators. From time to time, there are changes in the timing of claims processing due to any number of factors including, but not limited to, system conversions and staffing changes during the year. These changes are monitored by us and the effects of these changes are taken into consideration during the claim reserving process. While these calculations are based on standard methodologies, they are estimates based on historical patterns. To the extent that actual claim payment patterns differ from historical patterns, such estimated reserves may be redundant or inadequate. The effects of such deviations are evaluated by considering claim backlog statistics and reviewing the reasonableness of projected claim ratios. Other factors which may affect the accuracy of policy benefits and claim estimates include the proportion of large claims which may take longer to adjudicate, changes in billing patterns by providers and changes in claim management practices such as hospital bill audits. Since our analysis considers a variety of outcomes related to these factors, we do not believe that any reasonably likely change in these factors will have a material effect.
With regards to our group disability line of business, the two “primary” assumptions on which disability policy benefits and claims are based are: (i) morbidity levels; and (ii) recovery rates. If morbidity levels increase, for example due to an epidemic or a recessionary environment, we would increase reserves because there would be more new claims than expected. With regards to the assumed recovery rate, if disabled lives recover more quickly than anticipated then the existing claims reserves would be reduced; if less quickly, the existing claims reserves would be increased. Advancements in medical treatments could affect future recovery, termination, and mortality rates.
Our liabilities for unpaid claims and claim expense reserves for Group Benefits were as follows:

($ in millions)	December 31, 2022
	Case Reserves	IBNR Reserves	Total(1)
Specialty health	$—	$17.0	$17.0
Group disability	79.8	14.8	94.6
All other	7.1	13.9	21.0
Total	$86.9	$45.7	$132.6
(1)These amounts are gross, before reduction for ceded reinsurance reserves.

Favorable prior years' reserve re-estimates increased pretax income in 2022 by approximately $11.1 million, primarily the result of favorable loss trends in specialty health and group disability for loss years 2021 and prior.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 51

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
Liabilities for future policy benefits on life insurance policies, excluding indexed universal life (IUL) products, are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and lapses. Mortality and lapse assumptions for all policies have been based on actuarial tables which are consistent with our own experience. In the event actual experience is worse than the assumptions, additional reserves may be required. This would result in recognition of a loss in the period for which the increase in reserves occurred. Also, see Part II - Item 8, Note 1 of the Consolidated Financial Statements in this Annual Report on Form 10-K. Liabilities for IUL products are bifurcated into an embedded derivative and a host contract. The embedded derivative is recognized at fair value and is set equal to the fair value of the current call options purchased to hedge the liability. The host contract is measured using the retrospective deposit method which is equal to the account balance.
Valuation of Long-Duration Contracts Under the New Accounting Guidance in ASU 2018-12
In August 2018, the FASB issued targeted improvements to the accounting and disclosure guidance for long-duration insurance contracts (i.e., ASU 2018-12). The guidance in ASU 2018-12 (ASU) significantly changes how insurers account for long-duration insurance contracts. The Company will adopt the ASU effective January 1, 2023, using the modified retrospective transition method and apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the Company’s 2023 consolidated financial statements.
Under ASU 2018-12, a liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. The liability was estimated using assumptions that include discount rate, mortality, lapses, and expenses. The discount rate assumption was sourced from Bloomberg and other assumptions were based on judgments that consider our historical experience, industry data, and other factors.
For traditional and limited-payment contracts, contracts were grouped into cohorts by contract type and issue year. The liability was adjusted for differences between actual and expected experience. We reviewed our historical and future cash flow assumptions and updated the net premium ratio used to calculate the liability each time the assumptions were changed. These updated cash flows were used to calculate the revised net premiums and net premium ratio, which was used to derive an updated liability for future policy benefits as of the transition date and subsequent periods, discounted at the original contract issuance discount rate. This amount was then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the change in liability estimate.
For traditional and limited-payment contracts, a standard discount rate was used to remeasure the liabilities that is equivalent to market level yields for upper-medium-grade (low credit risk) fixed income instruments. The discount rate assumption will be updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in other comprehensive income. For liability cash flows that are projected beyond the duration of market-observable level yields for upper-medium-grade (low credit risk) fixed income instruments, we use the last market-observable level yield and use linear interpolation to determine yield assumptions for durations that do not have market-observable yields.

52 Annual Report on Form 10-K	Horace Mann Educators Corporation

We estimated that the transition date impact from remeasuring the liability for future policy benefits (LFPB) should result in a decrease in accumulated other comprehensive income (AOCI) of $499.3 million. This is due primarily to updating the LFPB discount rate assumptions previously locked-in for reserves held at the transition date to rates determined by reference to the transition date market level yields for upper-medium-grade (low credit risk) fixed income instruments as of December 31, 2020. As of December 31, 2022, the inception to date increase in AOCI from the use of a current market rate is estimated to be in the range of $55 million to $65 million.
Based on the reserves as of the transition date, the potential effect of a decrease of 50 basis points in the discount rate would result in an increase to the liability for future policy benefits by approximately $166 million and the potential effect of an increase of 50 basis points in the discount rate would result in a decrease to the liability for future policy benefits by approximately $148 million.
See Part II – Item 8, Note 1 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Valuation of Assets Acquired and Liabilities Assumed under Purchase Accounting
In accounting for the acquisition of Madison National Life Insurance Company, Inc. (Madison National), assets acquired and liabilities assumed are recognized based on estimated fair values as of the date of acquisition. The excess of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired is recognized as goodwill. A significant amount of judgment is involved in estimating the individual fair values of tangible assets, intangible assets, and other assets and liabilities. We used all available information to make these fair value determinations and engaged third-party consultants for valuation assistance. The fair value of assets and liabilities as of the acquisition date were estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which required estimates of replacement costs and depreciation and obsolescence estimates; and the market approach. The estimates used in determining fair values were based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
The value of customer relationships acquired intangible asset was valued based on the actuarial appraisal method net of VOBA. This represents expected future premiums arising from ongoing relationships and includes assumed growth in premium in the first projection year as well as all premiums in projection years two through ten. The valuation of Madison National's policy reserves represents the present value of expected future benefits and expenses associated with the policies, valued using the actuarial appraisal approach to project and discount the future cash flows to estimate fair value.
The valuation of the assets acquired and liabilities assumed of Madison National required management to make multiple judgments and assumptions. Assumptions included future policy and contract charges, premiums, morbidity and mortality, and persistency by product, as well as expenses, investment returns, growth rates and other factors. One of the most significant inputs in these calculations is the discount rate used to arrive at the present value of the net cash flows. Actual experience on the purchased business may vary from these projections and the recovery of the net assets recorded is dependent upon the future profitability of the related business.

Horace Mann Educators Corporation	Annual Report on Form 10-K 53

Results of Operations by Segment
Consolidated financial results primarily reflect the results of Property & Casualty, Life & Retirement, and Supplemental & Group Benefits reporting segments as noted in the Introduction and Outlook for 2023 sections of this MD&A, as well as the Corporate & Other reporting segment. These segments are defined based on financial information management uses to evaluate performance and to determine the allocation of resources.
The determination of segment data is described in more detail in Part II - Item 8, Note 19 of the Consolidated Financial Statements in this Annual Report on Form 10-K. The following sections provide analysis and discussion of results of operations for each of the reporting segments as well as investment results.

Property & Casualty
2022 net loss reflected the following factors:
•Significant increase in the auto loss ratio reflecting the impact on severity of overall inflation, including higher medical costs, increased usage of medical services and the current judicial environment
•Significant decrease in net investment income due to lower than historical returns on limited partnership interests in the current year versus outsized returns on limited partnership interests in the prior year
•Significant unfavorable prior years' reserve development in the current year versus favorable prior years' reserve development in the prior year

54 Annual Report on Form 10-K	Horace Mann Educators Corporation

The following table provides certain financial information for Property & Casualty for the years indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,		2022-2021
	2022	2021	Change %
Financial Data:
Net premiums written*:
Auto	$394.0	$394.5	-0.1%
Property and other	223.5	213.3	4.8%
Total net premiums written	617.5	607.8	1.6%
Change in unearned net premiums	(9.3)	9.6	N.M.
Total net premiums earned	608.2	617.4	-1.5%
Incurred claims and claims expenses:
Claims occurring in the current year	512.3	455.1	12.6%
Prior years' reserve development(1)	22.0	(7.2)	N.M.
Total claims and claim expenses incurred	534.3	447.9	19.3%
Operating expenses, including DAC amortization	166.9	164.8	1.3%
Underwriting gain (loss)	(93.0)	4.7	N.M.
Net investment income	31.4	61.1	-48.6%
Income (loss) before income taxes	(58.2)	70.2	N.M
Net income (loss)	(44.4)	57.0	N.M.
Core earnings (loss)*	(44.4)	57.0	N.M.

Operating Statistics:
Auto
Loss and loss adjustment expense ratio	91.8%	69.4%	22.4	pts
Expense ratio	27.2%	26.7%	0.5	pts
Combined ratio:	119.0%	96.1%	22.9	pts
Prior years' reserve development(1)	7.2%	-1.2%	8.4	pts
Catastrophe losses	1.8%	1.6%	0.2	pts
Underlying combined ratio*	110.0%	95.7%	14.3	pts
Property
Loss and loss adjustment expense ratio	80.7%	78.5%	2.2	pts
Expense ratio	28.1%	26.9%	1.2	pts
Combined ratio:	108.8%	105.4%	3.4	pts
Prior years' reserve development(1)	-2.8%	-1.0%	-1.8	pts
Catastrophe losses	33.4%	33.6%	-0.2	pts
Underlying combined ratio*	78.2%	72.8%	5.4	pts

Risks in force (in thousands)
Auto(2)	367	376	-2.4%
Property	171	177	-3.4%
Total	538	553	-2.7%
(1)    (Favorable) unfavorable.
(2)    Includes assumed risks in force of 4.

Horace Mann Educators Corporation	Annual Report on Form 10-K 55

Catastrophe losses incurred were as follows:(1)

($ in millions)	Year Ended December 31,
	2022	2021
Three months ended
March 31st	$7.3	$11.0
June 30th	45.7	17.5
September 30th	14.6	38.6
December 31st	12.4	11.1
Total for year	$80.0	$78.2
(1)    See Part I - Item 1 - Reporting Segments - Property & Casualty for further details regarding catastrophe losses for the past five years.
On a reported basis, the 22.9 point increase in the auto combined ratio in 2022 was mainly attributable to a 13.8 point increase in the auto underlying loss ratio* and an 8.4 point unfavorable increase in prior years' reserve development. Although frequency continues to trend back up toward pre-pandemic levels as miles driven continues to increase, higher severity is the primary driver of the increase in auto loss costs. This reflects the challenges being faced by the entire industry, including the unprecedented level of inflation that is driving higher replacement costs; the trend toward more severe accidents; and increased usage and costs of medical services. We continue to implement rate and other underwriting changes that address these trends. Unfavorable prior years' auto reserve development of $28.0 million was reported for 2022, reflecting the impact on severity of overall inflation, including higher medical costs, increased usage of medical services and the current judicial environment.
The reported property combined ratio increased 3.4 points in 2022, driven by frequency and severity of fire losses and non-weather losses related to water that continue to be above prior years. Favorable prior years' reserve development of $6.0 million benefited the reported property combined ratio by 2.8 points for 2022.
In 2022, total Property & Casualty net premiums written* increased $9.7 million as rate actions and inflation adjustments to coverage values for property more that offset declines in risks in force. The benefit of stronger retention is being offset by new business volumes that still remain below historical levels due to the lingering effect of the pandemic on sales*.
In 2022, auto net premiums written* decreased $0.5 million, primarily due to the continuing decline in auto risks in force partially offset by rate actions taken in the third and fourth quarters. For 2022, average net premium written and average net premium earned increased 2.7% and 0.2%, respectively. Planned auto rate changes will average a total of 18% to 20% in 2023 supplemented by non-rate underwriting actions. The number of educator risks has been over 80% relative to overall auto risks in force over the past two years.
In 2022, property and other net premiums written* increased $10.2 million due to increases in average net premium written and average net premium earned which increased 8.4% and 5.7% respectively, as inflation adjustments to coverage values continue to take effect. With inflationary pressure continuing, we expect rate actions in property of 12% to 15% over the next four quarters. When combined with the impact of "inflation guard", these actions should result in an increase in average renewal premium by 17% to 20% in 2023. The number of educator risks has been at or above 80% relative to overall property risks in force over the past two years.
We continue to evaluate and implement actions to further mitigate our risk exposure. Such actions could include, but are not limited to, non-renewal of property risks, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

56 Annual Report on Form 10-K	Horace Mann Educators Corporation

Life & Retirement
2022 net income reflected the following factors:
•A decline of 44 basis points in the annualized net interest spread on fixed annuities
•Volatility in financial markets leading to unfavorable DAC unlocking and lower charges and fees earned on variable annuities and asset-based accounts
•Life results benefited from lower mortality costs during 2022

Horace Mann Educators Corporation	Annual Report on Form 10-K 57

The following table provides certain information for the Life & Retirement segment for the years indicated.

($ in millions)	Year Ended December 31,			2022-2021
	2022	2021		Change %
Life & Retirement
Net premiums written and contract deposits*	$544.8	$563.0		-3.2%

Net premiums and contract charges earned	145.3	144.2		0.8%
Net investment income	338.3	338.6		-0.1%
Other income	17.0	20.0		-15.0%

Life mortality costs	39.3	43.5		-9.7%
Interest credited	176.3	164.1		7.4%
Change in reserves	88.2	85.3		3.4%
Operating expenses	102.7	101.1		-1.6%
DAC amortization expense, excluding DAC unlocking	27.7	27.0		2.6%
DAC unlocking(1)	5.1	(1.5)		N.M.
Intangible asset amortization expense	1.1	1.3		-15.4%
Other expenses - goodwill and intangible asset impairments	4.8	—		N.M.

Income before income taxes	55.4	82.0		-32.4%
Income tax expense	6.6	13.6		-51.5%
Net income	48.8	68.4		-28.7%
Core earnings*	52.6	68.4		-23.1%

Life policies in force (in thousands)	162	163		-0.6%
Life insurance in force	$20,030	$19,548		2.5%
Life persistency - LTM	96.0%	96.5%	-0.5	pts

Annuity contracts in force (in thousands)	228	230		-0.9%
Horace Mann Retirement Advantage® contracts in force (in thousands)	17	15		13.3%
Cash value persistency - LTM	93.7%	94.4%		-0.7%
(1)    (Favorable) unfavorable.

For 2022, life annualized sales* were slightly higher and life persistency remained strong at 96.0%. Life & Retirement net income reflected an after-tax impairment charge of $3.8 million for goodwill and intangible assets due to lower than anticipated revenues associated with the BCG business of the Retirement operating segment.
For 2022, net annuity contract deposits* for variable and fixed annuities decreased $19.5 million, or 4.3%, from strong prior year levels. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, including attractive annuity products, which provide encouraging cross-sell opportunities. Cash value persistency remained strong at 93.7%.
As of December 31, 2022, annuity assets under management were down $461.4 million, or 8.6%, compared to a year ago primarily due to market depreciation. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, were down $1.3 billion, or 14.2%, from a year ago largely due to the effect of equity market performance on assets under management. The full-year 2022 annualized net interest spread on fixed annuities, excluding reinsurance, decreased 44 basis points, primarily reflecting lower net returns from the investment portfolios.
We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $649.8 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.

58 Annual Report on Form 10-K	Horace Mann Educators Corporation

Interest rates rose swiftly throughout 2022. However, the risk of a deep recession or shock to the economy, such as a global pandemic, could result in a return to historically low interest rates. The current environment of higher interest rates have afforded us the opportunity to invest insurance cash flows and reinvested cash flows at higher yields, which could be a benefit to net investment income, but the higher interest rates have caused an increase to both realized investment losses when securities are sold, and to net unrealized investment losses in the remaining portfolios.
As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $2.5 million in year one and $7.5 million in year two, reducing the annualized net interest spread by approximately 9 basis points and 25 basis points in the respective periods, compared to the current period annualized net interest spread. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
We reinsure a $2.5 billion block of in force fixed annuities with a minimum crediting rate of 4.5% which helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the guaranteed minimum crediting rates for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	December 31, 2022
	Total Deferred Annuities		Deferred Annuities at Minimum Crediting Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Guaranteed minimum crediting rates:
Less than 2%	56.8%	$1,440.9	53.3%	42.7%	$767.4
Equal to 2% but less than 3%	10.9	277.1	75.9	11.7	210.4
Equal to 3% but less than 4%	24.1	610.8	99.9	33.9	610.3
Equal to 4% but less than 5%	6.4	163.6	100.0	9.1	163.6
5% or higher	1.8	46.7	100.0	2.6	46.7
Total	100.0%	$2,539.1	70.8%	100.0%	$1,798.4

Horace Mann Educators Corporation	Annual Report on Form 10-K 59

Supplemental & Group Benefits
2022 net income reflected the following factors:
•Inclusion of results from the newly acquired employer-sponsored business
•Sales* of worksite direct products were up $2.8 million, or 43.8%, and sales* of employer-sponsored products added another $6.9 million
•The benefit ratio on worksite direct products decreased sequentially due to a higher level of reserves released on lapsed policies

The following table provides certain information for Supplemental & Group Benefits for the years indicated.

($ in millions)	Year Ended December 31,		2022-2021
	2022	2021	Change %
Supplemental & Group Benefits
Net premiums and contract charges earned	$275.5	$128.0	115.2%
Net investment income	33.3	25.2	32.1%
Other income	(13.4)	2.6	N.M.
Benefits, settlement expenses and change in reserves	99.8	41.0	143.4%
Interest credited	1.3	0.3	N.M.
Operating expenses (includes DAC unlocking and amortization expense)	104.0	44.2	135.3%
Intangible asset amortization expense	15.7	11.7	34.2%
Income before income taxes	74.6	58.6	27.3%
Net income	58.5	46.0	27.2%
Core earnings*	58.5	46.0	27.2%

Benefits ratio(1)	36.7%	32.3%	4.4	pts
Operating expense ratio(2)	35.2%	28.4%	6.8	pts
Pretax profit margin(3)	25.3%	37.6%	-12.3	pts

Worksite direct products benefits ratio	30.1%	31.9%	-1.8	pts
Worksite direct premium persistency (rolling 12 months)	90.4%	92.5%	-2.1	pts
Employer-sponsored products benefits ratio	41.9%	—%	N.M.
(1)    Ratio of benefits to net premiums earned.
(2)    Ratio of operating expenses to total revenues.
(3)    Ratio of income before income taxes to total revenues.

For 2022, total sales* were $16.1 million. Sales of worksite direct products* were $9.2 million representing an increase of 41.5%. Worksite direct persistency, while down slightly, still remains very strong at 90.4%. Sales of employer-sponsored products* added another $6.9 million.

60 Annual Report on Form 10-K	Horace Mann Educators Corporation

The current year includes the results from the newly acquired employer-sponsored business which is driving increases in (1) benefits, settlement expenses and change in reserves, (2) operating expenses (includes DAC unlocking and amortization), and (3) intangible asset amortization expense. The non-cash impact of amortization of intangible assets under purchase accounting reduced pretax net income by $15.7 million and $11.7 million in 2022 and 2021, respectively. Pretax profit margin reflects a combination of worksite direct and employer-sponsored products.
Corporate & Other
The following table provides certain financial information for Corporate & Other for the years indicated.

($ in millions)	Year Ended December 31,		2022-2021
	2022	2021	Change %
Interest expense	$19.4	$13.8	40.6%
Net investment losses, pretax	(56.5)	(11.0)	N.M.
Other operating expenses, net investment income and other income	(7.8)	(11.1)	-54.8%
Net investment losses, after tax	(44.5)	(8.6)	N.M.
Net loss	(65.5)	(28.6)	129.0%
Core loss*	(21.0)	(20.0)	-5.0%

For 2022, the net loss increased due to net investment losses which are mainly from changes in fair values of equity securities and realized losses on disposition of fixed maturity securities as well as an increase in interest expense on the Revolving Credit Facility.
Investment Results
Our investment strategy is primarily focused on generating income to support product liabilities, and balances principal protection and risk. Total net investment income includes net investment income from our investment portfolio as well as accreted investment income from the deposit asset on reinsurance related to our reinsured block of approximately $2.5 billion of fixed annuity liabilities related to legacy individual annuities written in 2002 or earlier.

($ in millions)	Year Ended December 31,		2022-2021
	2022	2021	Change %
Net investment income - investment portfolio	$297.4	$321.4	-7.5%
Investment income - deposit asset on reinsurance	103.5	101.1	2.4%
Total net investment income	400.9	422.5	-5.1%
Pretax net investment losses	(56.5)	(11.0)	N.M.
Pretax net unrealized investment gains (losses) on fixed maturity securities	(571.9)	441.6	N.M.

For 2022, net investment income from our investment portfolio decreased $24.0 million, primarily due to yields on our portfolio of limited partnership interests returning to near-historical averages. In 2021, returns on our portfolio of limited partnership interests were well above historical averages. Investment yields on our portfolio excluding limited partnership interests, remained near 4.25% for 2022, with new money yields continuing to exceed yields in our core fixed maturity securities portfolio.
For 2022, pretax net investment losses increased $45.5 million primarily due to changes in fair values of equity securities and realized losses on disposition of fixed maturity securities. Pretax net unrealized investment losses on fixed maturity securities as of December 31, 2022 were $571.9 million compared to pretax net unrealized investment gains of $441.6 million as of December 31, 2021, reflecting a 236 basis point increase in the 10-year U.S. Treasury yield partially offset by wider credit spreads across most asset classes.

Horace Mann Educators Corporation	Annual Report on Form 10-K 61

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolio by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	December 31, 2022
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	173	$472.8	$529.6	$(56.8)
Miscellaneous	36	156.1	157.5	(1.4)
Insurance	59	154.6	172.3	(17.7)
Energy	83	139.0	156.9	(17.9)
HealthCare,Pharmacy	76	113.3	138.3	(25.0)
Utilities	79	113.2	134.6	(21.4)
Real Estate	43	105.4	117.5	(12.1)
Transportation	50	90.3	102.4	(12.1)
Consumer Products	54	66.9	84.4	(17.5)
Technology	29	52.9	62.0	(9.1)
All other corporates(1)	288	437.1	505.6	(68.5)
Total corporate bonds	970	1,901.6	2,161.1	(259.5)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	242	370.2	416.5	(46.3)
Commercial(2)	168	298.1	329.6	(31.5)
Other	31	11.7	13.0	(1.3)
Municipal bonds(3)	608	1,269.7	1,380.9	(111.2)
Government bonds
U.S.	44	345.2	413.9	(68.7)
Foreign	6	33.6	35.2	(1.6)
Collateralized loan obligations(4)	222	677.9	702.7	(24.8)
Asset-backed securities	130	277.0	304.0	(27.0)
Total fixed maturity securities	2,421	$5,185.0	$5,756.9	$(571.9)

Equity securities
Non-redeemable preferred stocks	26	$81.8
Common stocks	5	1.1
Closed-end fund	1	16.7
Total equity securities	32	$99.6

Total	2,453	$5,284.6
(1)The All Other Corporates category contains 18 additional industry classifications. Food and beverage, natural gas, telecommunications, broadcasting and media, and industry manufacturing represented $226.1 million of fair value as of December 31, 2022, with the remaining 13 classifications each representing less than $211.0 million.
(2)As of December 31, 2022, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 45.1% are tax-exempt and 74.4% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- as of December 31, 2022.
(4)Based on fair value, 93.5% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO - S&P, Moody's, Fitch, Dominion, A.M. Best, Morningstar, Egan Jones and Kroll).

62 Annual Report on Form 10-K	Horace Mann Educators Corporation

As of December 31, 2022, our diversified fixed maturity securities portfolio consisted of 3,724 investment positions, issued by 2,421 entities, and totaled approximately $5.2 billion in fair value. This portfolio was 92.0% investment grade, based on fair value, with an average credit quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AA or AAA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities (1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of December 31, 2022, 91.6% of these combined portfolios were investment grade, based on fair value, with an overall average credit quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	December 31, 2022
	Percent of Total Fair Value	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	10.8%	$561.4	$598.8
AA(2)	39.3	2,038.4	2,297.5
A	17.8	921.3	1,002.4
BBB	24.1	1,249.7	1,414.5
BB	1.8	94.1	105.4
B	0.9	47.0	52.4
CCC or lower	—	1.5	1.6
Not rated(3)	5.3	271.6	284.3
Total fixed maturity securities	100.0%	$5,185.0	$5,756.9
Equity securities
AAA	—	—
AA	—	—
A	—	—
BBB	68.7%	$68.5
BB	10.8	10.8
B	—	—
CCC or lower	—	—
Not rated	20.5	20.3
Total equity securities	100.0%	$99.6

Total		$5,284.6
(1)Ratings are as assigned by a NRSRO when available. If no rating is available from a NRSO, then an internally developed rating is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)As of December 31, 2022, the AA rated fair value amount included $342.6 million of U.S. Government and federally sponsored agency securities and $561.0 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSO.

As of December 31, 2022, the fixed maturity securities portfolio had $606.9 million of pretax gross unrealized investment losses on $4,267.9 million of fair value related to 3,102 positions. Of the investment positions with gross unrealized investment losses, there were 547 securities trading below 80.0% of the carrying amount as of December 31, 2022. See Part II - Item 8, Note 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
There has been a significant increase in interest rates since December 31, 2021, driven mostly by increases in U.S. Treasury rates, though credit spreads also widened. The 10-year U.S. Treasury yield increased 236 basis points for the year ended December 31, 2022, rising from 1.51% as of December 31, 2021 to 3.87% as of December 31, 2022. Additionally, credit spreads widened during the same time period, with investment grade

Horace Mann Educators Corporation	Annual Report on Form 10-K 63

and high yield wider by 40 and 171 basis points, respectively. These upward movements in rates caused market yields in our investment portfolios to rise sharply, with downward pressure on prices. Investment grade and high yield total returns for the year ended December 31, 2022 were down 15.4% and 11.2%, respectively. The Bloomberg Barclays Index Yield-to-Worst for Investment Grade rose 3.1% for the year ended December 31, 2022, ending at 5.4%, while the High Yield Index rose 4.8% to 9.0%. The Company's portfolios generated sizable unrealized investment losses as a result of sharp increases in interest rates.
We view the pretax gross unrealized investment losses of all our fixed maturity securities as of December 31, 2022 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment.
Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the year ended December 31, 2022. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates of this Annual Report on Form 10-K.
Investments
Information regarding our investment portfolio, which is comprised primarily of investment grade, fixed maturity securities, is presented in Part II - Item 7, Results of Operations by Segment, Part I - Item 1, Investments and in Part II - Item 8, Note 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Cash Flow
Our short-term liquidity requirements, within a 12 month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet our operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth and acquisitions, pay dividends to shareholders and repurchase shares of our common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity policy claims and benefits, as well as retirement of debt. The following table summarizes our consolidated cash flows activity for the periods indicated

($ in millions)	Year Ended December 31,		2022-2021
	2022	2021	Change %
Net cash provided by operating activities	$171.5	$204.9	-16.3%
Net cash used in investing activities	(214.6)	(302.0)	-28.9%
Net cash provided by (used in) financing activities	(47.8)	208.5	-122.9%
Net increase (decrease) in cash	(90.9)	111.4	N.M.
Cash at beginning of year	133.7	22.3	N.M.
Cash at end of year	$42.8	$133.7	-68.0%
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
For 2022, net cash provided by operating activities decreased $33.4 million, primarily due to higher claims paid on insurance policies and lower investment income collected.
Investing Activities
Our insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with our management of liquidity and other asset/liability

64 Annual Report on Form 10-K	Horace Mann Educators Corporation

management objectives, we, from time to time, will sell fixed maturity securities prior to maturity, and reinvest the proceeds into other investments with different interest rates, maturities or credit characteristics. Accordingly, we have classified the entire fixed maturity securities portfolio as available for sale.
Investing activities includes our acquisition of Madison National in 2022.
Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, issuances and repurchases of our common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.
For 2022, net cash provided by financing activities decreased $256.3 million, primarily due to a $182.0 million net decrease in cash inflows from advances received under FHLB funding agreements and a $114.0 million net increase in principal borrowings on the Revolving Credit Facility in 2021 due to the acquisition of Madison National as well as an increase in cash outflows of $18.7 million related to the acquisition of treasury stock partially offset by a net increase in cash inflows of $70.2 million from reverse repurchase agreements in 2022.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Year Ended December 31,		2022-2021	2022-2021
	2022	2021	Change $	Change %
Balance at beginning of the year	$782.5	$590.5	$192.0	32.5%
Advances received from FHLB funding agreements	159.0	554.0	(395.0)	-71.3%
Principal repayment on FHLB funding agreements	(149.0)	(362.0)	213.0	-58.8%
Balance at end of the year	$792.5	$782.5	$10.0	1.3%

Horace Mann Educators Corporation	Annual Report on Form 10-K 65

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑

66 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
As of December 31, 2022, we held $0.9 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
Capital Resources
We have determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the NAIC. Historically, our insurance subsidiaries have generated capital in excess of such needed levels. These excess amounts have been paid to us through dividends. We have then utilized these dividends and our access to the capital markets to service and retire debt, pay dividends to our shareholders, fund growth initiatives, repurchase shares of our common stock and for other corporate purposes. If necessary, we also have other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include our Revolving Credit Facility, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2023 from all of our insurance subsidiaries without prior regulatory approval is approximately $110.3 million, excluding the impact and timing of prior year dividends, of which $179.9 million was paid during the year ended December 31, 2022. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Total capital was $1,586.2 million as of December 31, 2022, including $498.0 million of short-term and long-term debt. Total debt represented 31.4% of total capital including net unrealized investment losses on fixed maturity securities (25.6% of total capital excluding net unrealized investment losses on fixed maturity securities*) as of December 31, 2022, which was slightly above our long-term target of 25.0%.
Shareholders' equity was $1,088.2 million as of December 31, 2022, including net unrealized investment losses on fixed maturity securities of $356.9 million after taxes and the related impact of DAC associated with annuity contracts and life insurance products with account values. The market value of our common stock and the market value per share were $1,528.6 million and $37.37, respectively, at December 31, 2022. Book value per share was $26.60 as of December 31, 2022 ($35.33 excluding net unrealized investment losses on fixed maturity securities*).
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of December 31, 2022 is included in Part II - Item 7, Results of Operations by Segment and Part II - Item 8, Note 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Total shareholder dividends paid were $52.6 million for the year ended December 31, 2022. In 2022, the Board declared regular quarterly dividends of $0.32 per share. Compared to the full year per share dividends paid in 2021 of $1.24, the total 2022 dividends paid per share of $1.28 represented an increase of 3.2%.
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (i.e., the 2022 Program) to begin following the completion of the $50 million repurchase plan that was authorized on September 30, 2015 (i.e., the 2015 Program). Both Programs authorize the repurchase of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice. During the third quarter of 2022, the 2015 Program was completed and we began repurchasing shares

Horace Mann Educators Corporation	Annual Report on Form 10-K 67

under the 2022 Program. During 2022, we repurchased 670,816 shares of our common stock at an average price per share of $35.82 under the Programs. In total and through December 31, 2022, 1,711,042 shares have been repurchased under the 2015 and 2022 Programs at an average price of $34.31 per share. The repurchase of shares was funded through use of cash. As of December 31, 2022, $41.3 million remained authorized for future share repurchases under the 2022 Program.
The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	December 31,
			2022	2021
Short-term debt
Revolving Credit Facility	Variable	2026	$249.0	$249.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.2 and $0.3 and unamortized debt issuance costs of $0.8 and $1.1	4.50%	2025	249.0	248.6
FHLB borrowing	—%	2022	—	5.0
Total			$498.0	$502.6
(1)    We designate our debt obligations as "long-term" based on maturity date at issuance.

As of December 31, 2021, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in Part II - Item 8, Note 10 of the Consolidated Financial Statements in this Annual Report on Form 10-K. The Senior Notes are traded in the open market (HMN 4.50).
As of December 31, 2022, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity. The $5.0 million FHLB borrowings that was outstanding as of December 31, 2021 is reported as Long-term debt in the Consolidated Balance Sheet.
Effective July 12, 2021, we, as borrower, amended our Credit Agreement (Revolving Credit Facility). The amended Revolving Credit Facility increased the amount available from $225.0 million to $325.0 million. PNC Bank, National Association and JPMorgan Chase Bank, N.A. serve as joint lead arrangers under the amended Revolving Credit Facility, with The Northern Trust Company, KeyBank National Association, U.S. Bank National Association, Illinois National Bank, and Comerica Bank as lenders participating in the syndicate. Terms and conditions of the amended Revolving Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points. The amended Revolving Credit Facility expires on July 12, 2026.
On December 31, 2021, we utilized $114.0 million of the Revolving Credit Facility to fund a portion of the acquisition of Madison National that occurred effective January 1, 2022, resulting in a remaining capacity of $76.0 million. We expect that the unused portion of the Revolving Credit Facility will be available for ongoing working capital, capital expenditures and general corporate expenditures. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of December 31, 2022.
Beginning in the second quarter of 2022, we entered into reverse repurchase agreements to sell securities for cash. Such reverse repurchase agreements are primarily used as a financing tool for general corporate purposes and may be used as a tool to enhance yield on the investment portfolio. In connection with reverse repurchase agreements, we transfer primarily U.S. government, government agency and corporate securities and receive cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities in our Consolidated Balance Sheets. The fair value of the securities transferred was $73.9 million as of December 31, 2022 and $0 as of December 31, 2021.

68 Annual Report on Form 10-K	Horace Mann Educators Corporation

The obligation for securities sold under reverse repurchase agreements was a net amount of $70.2 million as of December 31, 2022 and $0 as of December 31, 2021.
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
Financial Ratings
Our principal insurance subsidiaries are rated by A.M. Best Company, Inc. (A.M. Best), Fitch, Moody's, and S&P. These rating agencies have also assigned ratings to our Senior Notes. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, our access to sources of capital, cost of capital, and competitive position. These ratings are not a recommendation to buy or hold any of our securities.
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries. A.M. Best currently rates our NTA Life subsidiary at the same level as our Property & Casualty and Life & Retirement subsidiaries A (Excellent), and our Madison National subsidiary is rated A- (Excellent). Assigned ratings and respective affirmation/review dates as of February 17, 2023 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	7/28/2022
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		7/28/2022
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		7/28/2022
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A-	(stable)	N.A.		7/28/2022
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		7/28/2022
Fitch	A	(stable)	BBB	(stable)	10/18/2022
Moody's
HMEC (parent company)			Baa2	(stable)	8/3/2022
HMEC's Life Group	A2	(stable)			7/27/2022
HMEC's P&C Group	A2	(stable)			8/3/2022
S&P	A	(stable)	BBB	(stable)	2/7/2023
Reinsurance Programs
Information regarding the reinsurance programs for our Property & Casualty, Life & Retirement and Supplemental & Group Benefits segments is located in Part I - Item 1, Reporting Segments of this Annual Report on Form 10-K.
Future Adoption of New Accounting Standards
We have not yet adopted ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts because the adoption date has not occurred. For a discussion of

Horace Mann Educators Corporation	Annual Report on Form 10-K 69

this new accounting standard, see Part II - Item 8, Note 1 of the Consolidated Financial Statements in this Annual Report on Form 10-K. The effect of implementing certain accounting standards on our financial results and financial condition is often based in part on market conditions at the time of implementation of the standard and other factors that we are unable to determine prior to implementation. For this reason, we are sometimes unable to estimate the effect of certain pending accounting standards until the relevant authoritative body finalizes these standards or until we implement them.
Effects of Inflation and Changes in Interest Rates
Our operating results are affected significantly in at least three ways by changes in interest rates and inflation and the recent elevated inflation levels we are experiencing are likely to persist for some time. First, inflation directly affects Property & Casualty claims costs. Second, the investment income earned on our investment portfolio and the fair value of the investment portfolio are related to the yields available in the fixed income markets. An increase in interest rates will decrease the fair value of the investment portfolio, but will increase investment income as investments mature and proceeds are reinvested at higher rates. Third, as interest rates increase, competitors will typically increase crediting rates on annuity contracts and life insurance products with account values, and may lower premium rates on property and casualty lines to reflect the higher yields available in the market. The risk of inflation on Property & Casualty claim costs is managed through pricing and rate. The risk of interest rate fluctuation is managed through asset/liability management techniques, including cash flow analysis. In addition, an annuity reinsurance agreement we entered which reinsures a $2.5 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, helps mitigate the risk of not being able to generate appropriate spreads on the annuity business.
ITEM 7A. I Quantitative and Qualitative Disclosures about Market Risk
Market value risk, our primary market risk exposure, is the risk that our invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on our assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of an investment, (3) an unfavorable change in the financial prospects of the issuer of an investment, or (4) a downgrade in the credit rating of the issuer of an investment. Also, see Part II - Item 7, Results of Operations by Segment of this Annual Report on Form 10-K regarding net investment gains (losses).
Significant changes in interest rates expose us to the risk of experiencing losses or earning a reduced level of investment income based on the difference between the interest rates earned on our investments and the credited interest rates on our insurance liabilities. Also, see Part II - Item 7, Results of Operations by Segment of this Annual Report on Form 10-K regarding interest credited to policyholders.
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
Through active investment management, we invest available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support, (2) are diversified among industries, issuers and geographic locations, and (3) are predominantly investment-grade fixed maturity securities classified as available for sale. As of the time of issuance of this Annual Report on Form 10-K, derivatives are only used to manage the interest crediting rate risk within our FIA and IUL products. As of December 31, 2022, approximately 10.6% of the fixed maturity securities portfolio supported Property & Casualty, 76.4% supported Life & Retirement, and 13.0% supported Supplemental & Group Benefits. For discussions regarding our investments see Part II - Item 7, Results of Operations by Segment of this report regarding net investment gains (losses) and Part I - Item 1, Investments of this Annual Report on Form 10-K.

70 Annual Report on Form 10-K	Horace Mann Educators Corporation

Our Life & Retirement earnings are affected by the spreads between investment yields and rates credited or accruing on fixed annuity and life insurance liabilities with account values. Although credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. However, because of the annuity reinsurance transaction, the spread in our retained annuity business is achieving our targeted returns and new business is priced to do so as well. Also, see Part II - Item 7, Results of Operations by Segment of this Annual Report on Form 10-K regarding interest credited to policyholders.
Using financial modeling and other techniques, we regularly evaluate the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of our multiline insurance operations combines the characteristics of our long duration annuity and interest rate sensitive life liabilities with our short duration non-interest rate sensitive Property & Casualty liabilities. Overall, as of December 31, 2022, the duration of the fixed maturity securities portfolio was estimated to be approximately 6.4 years and the duration of our insurance liabilities and debt was estimated to be approximately 6.5 years.
Life & Retirement operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to ensure that such liabilities are adequate to meet our obligations under a variety of interest rate scenarios. Based on these procedures, our assets and the investment income expected to be received on such assets are adequate to meet the insurance policy obligations and expenses of our insurance activities in all but the most extreme circumstances.
We periodically evaluate our sensitivity to interest rate risk. Based on commonly used models, we project the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. Based on the most recent study, assuming an immediate decrease of 100 basis points in interest rates, the fair value of our assets and liabilities would both increase, the net of which would result in a increase in shareholders' equity of approximately $41.9 million after tax, or 2.2%. Assuming an immediate increase of 100 basis points in interest rates, the fair value of our assets and liabilities would both decrease, the net of which would result in a decrease in shareholders' equity of approximately $94.0 million after tax, or 5.0%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While we believe that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any actions that we would take to attempt to mitigate such hypothetical losses in fair value of shareholders' equity.
Interest rates rose swiftly throughout 2022. However, the risk of a deep recession or shock to the economy, such as a global pandemic, could result in a return to historically low interest rates. The current environment of higher interest rates have afforded us the opportunity to invest insurance cash flows and reinvested cash flows at higher yields, which could be a benefit to net investment income, but the higher interest rates have caused an increase to both realized investment losses when existing securities are sold, and to net unrealized investment losses in the remaining portfolios.
As a general guideline, we estimate that pretax net income in 2023 and 2024 would decrease by approximately $7.6 million for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in force contracts. In addition, declining interest rates also could negatively impact the recoverability of goodwill and certain intangible assets, due to the impacts on the estimated fair value of our reporting units.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 71

ITEM 8. I Financial Statements and Supplementary Data
HORACE MANN EDUCATORS CORPORATION

72 Annual Report on Form 10-K	Horace Mann Educators Corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 73

Fair value for hard-to-value fixed maturity securities
As discussed in Note 4 to the consolidated financial statements, as of December 31, 2022, the Company has recorded an estimated fair value for fixed maturity securities, of which a portion represents securities that are hard-to-value, which are primarily securities that use Level 3 (unobservable) inputs. The Company estimates the fair value of hard-to-value fixed maturity securities, which includes securities that do not have observable market-based inputs or prices or that trade in markets that are less liquid. The Company uses judgment to determine the appropriate inputs and assumptions used to estimate the fair value of these hard-to-value securities. As of December 31, 2022, the estimated fair value of fixed maturity securities was $5,185.0 million.
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
The following are the primary procedures we performed to address this critical audit matter. We, with involvement of valuation professionals with specialized skills and knowledge, evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to measure fair value of hard-to-value securities. This included controls related to the Company’s selection of pricing assumptions, including the benchmark yield used to value hard-to-value fixed maturity securities. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•developing an independent range of fair value estimates using information from the Company, market data sources, models, and key assumptions derived by the valuation professional for a selection of securities.
•comparing the Company’s fair value estimates of hard-to-value securities to our independent range of fair value estimates for the same selection of securities.
Valuation of the liability for property and casualty unpaid claims and claim expense reserves
As discussed in Notes 1 and 8 of the consolidated financial statements, the Company employs actuarial techniques to estimate the liability for property and casualty unpaid claims and claim expense reserves (reserves). The Company develops reserves based on the application of actuarial methods and best estimate assumptions to historical claim experience. The reserves are continually updated by the Company as experience develops and new information becomes known. The Company recorded an estimated liability of $287.9 million for property and casualty unpaid claims and claim expense reserves as of December 31, 2022.
We identified the assessment of the estimate of reserves as a critical audit matter because it involved estimation uncertainty. Complex auditor judgment and specialized skills and knowledge were required in evaluating the selected methods and certain assumptions used to develop the estimate of reserves for certain lines of business representing higher estimation uncertainty, including the selection of development factors and changes in claim frequency and severity trends. Additionally, subjective auditor judgment was required to assess the selected assumptions as there exists a range of potential inputs and the assumptions are sensitive to variation, such that minor changes in the assumptions could affect the reserves recorded by the Company.
The following are the primary procedures we performed to address this critical audit matter. We, with involvement of actuarial professionals with specialized skills and knowledge, evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process for the development of the estimate of reserves. This included controls related to the methods and assumptions used for the Company’s best estimate. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s reserving methods, procedures, key assumptions, and judgments by comparing to generally accepted actuarial standards.
•developing an independent range of reserves for certain lines of business that were determined to represent higher estimation uncertainty based on actuarial methodologies and assumptions in order to evaluate the Company’s consolidated reserves.

74 Annual Report on Form 10-K	Horace Mann Educators Corporation

•assessing movement of the Company’s recorded reserves within the range of independent reserves for certain lines of business.
•examining the Company's methods, certain assumptions, and results of their internal actuarial analyses for certain lines of business that were determined to represent higher estimation uncertainty in order to evaluate the Company's consolidated reserves.
Fair value of customer relationships acquired in the Madison National business combination
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company acquired Madison National Life Insurance Company, Inc. (Madison National) in a business combination. As a result of the transaction, the Company acquired the assets and assumed the liabilities of Madison National. The Company uses judgment to determine the appropriate assumptions used to estimate the fair value of customer relationships acquired. The acquisition-date fair value of the customer relationships acquired was valued based on the actuarial appraisal method and was included in total intangible assets acquired of $59.4 million.
We identified the assessment of the fair value of customer relationships acquired in the Madison National business combination as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating certain assumptions used to estimate the fair value of customer relationships acquired, including specialized skills and knowledge in the evaluation of the selection of the discount rate assumption used to estimate the acquisition-date fair value of acquired customer relationships. Changes in the discount rate assumption could affect the fair value of the customer relationships acquired balance recorded by the Company. Specialized skills and knowledge were required to assess the selection of the discount rate assumption used to estimate fair value.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls, with the involvement of actuarial and valuation professionals, when appropriate, over the Company’s process to select the discount rate assumption.
We involved actuarial professionals with specialized skills and knowledge to assist in assessing the discount rate assumption used by the Company by comparing to other insurance acquisitions for similar businesses.
We involved valuation professionals with specialized skills and knowledge to assist in assessing the discount rate assumption used by the Company by comparing to publicly available market data for comparable entities.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1989.

Chicago, Illinois
February 28, 2023

Horace Mann Educators Corporation	Annual Report on Form 10-K 75

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	December 31,
	2022	2021
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2022, $5,756.9; 2021, $5,797.7)	$5,185.0	$6,239.3
Equity securities at fair value	99.6	147.2
Limited partnership interests	983.7	712.8
Short-term and other investments	319.3	350.2
Total investments	6,587.6	7,449.5
Cash	42.8	133.7
Deferred policy acquisition costs	433.1	248.0
Reinsurance balances receivable	506.2	153.2
Deposit asset on reinsurance	2,516.6	2,481.5
Intangible assets, net	185.2	145.4
Goodwill	54.3	43.5
Other assets	328.7	288.1
Separate Account variable annuity assets	2,792.3	3,441.0
Total assets	$13,446.8	$14,383.9

Liabilities and Shareholders' Equity
Policy liabilities
Investment contract and policy reserves	$6,968.0	$6,577.8
Unpaid claims and claim expense reserves	585.1	425.9
Unearned premiums	264.2	255.1
Total policy liabilities	7,817.3	7,258.8
Other policyholder funds	954.0	945.9
Other liabilities	297.0	428.2
Short-term debt	249.0	249.0
Long-term debt	249.0	253.6
Separate Account variable annuity liabilities	2,792.3	3,441.0
Total liabilities	12,358.6	12,576.5
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2022, 66,618,465; 2021, 66,436,821	0.1	0.1
Additional paid-in capital	502.6	495.3
Retained earnings	1,468.6	1,524.9
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses) on fixed maturity securities	(356.9)	290.7
Net funded status of benefit plans	(8.8)	(10.2)
Treasury stock, at cost, 2022, 25,714,153 shares; 2021, 25,043,337 shares	(517.4)	(493.4)
Total shareholders' equity	1,088.2	1,807.4
Total liabilities and shareholders' equity	$13,446.8	$14,383.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

76 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
($ in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Statements of Operations
Revenues
Net premiums and contract charges earned	$1,029.0	$889.6	$930.7
Net investment income	400.9	422.5	357.6
Net investment losses	(56.5)	(11.0)	(2.3)
Other income	9.5	29.0	24.4

Total revenues	1,382.9	1,330.1	1,310.4

Benefits, losses and expenses
Benefits, claims and settlement expenses	761.6	617.7	568.9
Interest credited	177.6	164.4	204.6
Operating expenses	315.9	251.5	237.8
DAC unlocking and amortization expense	98.7	94.7	99.9
Intangible asset amortization expense	16.8	13.0	14.4
Interest expense	19.4	13.9	15.2
Other expense - goodwill and intangible asset impairments	4.8	—	10.0

Total benefits, losses and expenses	1,394.8	1,155.2	1,150.8

Income (loss) before income taxes	(11.9)	174.9	159.6
Income tax expense (benefit)	(9.3)	32.1	26.3

Net income (loss)	$(2.6)	$142.8	$133.3

Net income (loss) per share
Basic	$(0.06)	$3.40	$3.18
Diluted	$(0.06)	$3.39	$3.17

Weighted average number of shares and equivalent shares
Basic	41.6	42.0	41.9
Diluted	41.8	42.2	42.0

Statements of Comprehensive Income (Loss)
Net income (loss)	$(2.6)	$142.8	$133.3
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	(647.6)	(75.6)	135.9
Change in net funded status of benefit plans	1.4	1.0	(0.4)
Other comprehensive income (loss)	(646.2)	(74.6)	135.5
Comprehensive income (loss)	$(648.8)	$68.2	$268.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 77

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1
Options exercised	—	—	—
Conversion of common stock units	—	—	—
Conversion of restricted common stock units	—	—	—
Ending balance	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	495.3	488.4	481.0
Options exercised and conversion of common stock units and restricted stock units	(0.9)	(0.8)	1.5
Share-based compensation expense	8.2	7.7	5.9
Ending balance	502.6	495.3	488.4

Retained earnings
Beginning balance	1,524.9	1,434.6	1,352.5
Net income (loss)	(2.6)	142.8	133.3
Dividends, 2022, $1.28 per share; 2021, $1.24 per share; 2020, $1.20 per share	(53.7)	(52.5)	(50.7)
Cumulative effect of change in accounting principle	—	—	(0.5)
Ending balance	1,468.6	1,524.9	1,434.6

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	280.5	355.1	219.6
Change in net unrealized investment gains (losses) on fixed maturity securities	(647.6)	(75.6)	135.9
Change in net funded status of benefit plans	1.4	1.0	(0.4)
Ending balance	(365.7)	280.5	355.1

Treasury stock, at cost
Beginning balance	(493.4)	(488.1)	(485.9)
Acquisition of shares	(24.0)	(5.3)	(2.2)
Ending balance	(517.4)	(493.4)	(488.1)
Shareholders' equity at end of year	$1,088.2	$1,807.4	$1,790.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

78 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows - operating activities
Net income (loss)	$(2.6)	$142.8	$133.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment losses	56.5	11.0	2.3
Depreciation and intangible asset amortization	27.6	18.4	23.4
Share-based compensation expense	8.9	8.4	6.7
Loss (income) from EMA investments, net of dividends or distributions	18.2	(41.5)	(2.7)
Other expense - goodwill and intangible asset impairments	4.8	—	10.0
Changes in:
Insurance liabilities	440.5	46.9	69.9
Amounts due under reinsurance agreements	(348.2)	(1.5)	1.6
Income tax liabilities	(17.1)	8.5	8.3
Other operating assets and liabilities	(28.1)	8.9	(1.0)
Other, net	11.0	3.0	8.0
Net cash provided by operating activities	171.5	204.9	259.8
Cash flows - investing activities
Fixed maturity securities
Purchases	(1,046.4)	(1,459.0)	(1,439.7)
Sales	752.0	578.2	472.9
Maturities, paydowns, calls and redemptions	496.8	873.3	640.3
Equity securities
Purchases	(5.2)	(46.1)	(37.4)
Sales and repayments	12.0	4.7	12.7
Limited partnership interests
Purchases	(356.4)	(320.6)	(98.6)
Sales	66.6	86.5	30.9
Change in short-term and other investments, net	30.4	(19.0)	12.1
Acquisition of business, net of cash acquired	(164.4)	—	—
Net cash used in investing activities	(214.6)	(302.0)	(406.8)
Cash flows - financing activities
Dividends paid to shareholders	(52.6)	(51.4)	(49.6)
Principal borrowings on Revolving Credit Facility	—	114.0	—
FHLB borrowings	—	5.0	4.0
Principal repayment on FHLB borrowings	(5.0)	(54.0)	—
Acquisition of treasury stock	(24.0)	(5.3)	(2.2)
Proceeds from exercise of stock options	—	0.3	2.4
Withholding tax payments on RSUs tendered	(2.4)	(2.0)	(2.3)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	636.5	1,060.4	578.9
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(472.2)	(462.7)	(378.6)
Principal repayment on FHLB funding agreements	(149.0)	(362.0)	—
Life policy accounts
Deposits	11.5	8.9	9.0
Withdrawals and surrenders	(3.7)	(3.8)	(3.9)
Change in deposit asset on reinsurance	(67.0)	(39.2)	(21.2)
Net increase in reverse repurchase agreements	70.2	—	—
Change in book overdrafts	9.9	0.3	7.3
Net cash provided by (used in) financing activities	(47.8)	208.5	143.8
Net increase (decrease) in cash	(90.9)	111.4	(3.2)
Cash at beginning of year	133.7	22.3	25.5
Cash at end of year	$42.8	$133.7	$22.3
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 79

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
($ in millions, except per share data, unless otherwise stated)
NOTE 1 - Basis of Presentation and Significant Accounting Policies
Business
Horace Mann Educators Corporation is a holding company for insurance subsidiaries that market and underwrite personal lines of property and casualty insurance products (primarily personal lines of auto and property insurance), life insurance products, retirement products (primarily tax-qualified fixed and variable annuities), worksite direct insurance products (primarily cancer, heart, hospital, supplemental disability and accident coverages), and employer-sponsored group benefit products (primarily short-term and long-term group disability, and group term life coverages), primarily to K-12 teachers, administrators and other employees of public schools and their families (collectively, HMEC, the Company or Horace Mann) whether they engage with Horace Mann directly or through their district/employer.
The Company operates under four reporting segments: (1) Property & Casualty, (2) Life & Retirement, (3) Supplemental & Group Benefits and (4) Corporate & Other.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the reporting date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
The most significant critical accounting estimates include valuation of hard-to-value fixed maturity securities, evaluation of credit loss impairments for fixed maturity securities, evaluation of goodwill and intangible assets for impairment, valuation of annuity and life deferred policy acquisition costs, valuation of liabilities for property and casualty unpaid claims and claim expense reserves, valuation of liabilities for group benefits unpaid claims and claim expense reserves, valuation of certain investment contracts and policy reserves, valuation of long-duration contracts under the new accounting guidance in ASU 2018-12 and valuation of assets acquired and liabilities assumed under purchase accounting.
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

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
gains (losses) on all fixed maturity securities available for sale and carried at fair value, is recognized as a separate component of accumulated other comprehensive income (loss) (i.e., AOCI) within shareholders’ equity, net of applicable deferred taxes and the related impact on deferred policy acquisition costs (DAC) associated with annuity contracts and life insurance products with account values that would have occurred if the securities had been sold at their aggregate fair value and the proceeds reinvested at current yields. The Company excludes accrued interest receivable from the amortized cost basis of its AFS fixed maturity securities.
Equity Securities
Equity securities primarily include common stocks, exchange traded and mutual funds and non-redeemable preferred stocks. Certain exchange traded and mutual funds have fixed maturity securities as their underlying investments. Equity securities are carried at fair value and have readily determinable fair values.
Limited Partnership Interests
Investments in limited partnership interests are accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage loan funds, private equity funds, infrastructure equity funds, real estate equity funds, infrastructure debt funds and other funds.
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
Variable Interest Entities (VIEs)
The Company invests in fixed maturity securities and alternative investment funds that could qualify as variable interests in VIEs, including corporate securities, ABS and MBS. Such variable interests in VIEs have been reviewed and the Company determined that those VIEs are not subject to consolidation as the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact those VIEs' economic performance.
Net Investment Income
Net investment income primarily consists of interest, dividends and income from limited partnership interests. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. ABS and MBS interest income is determined considering estimated pay-downs, including prepayments, obtained from third-party data sources and internal estimates. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS and MBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is generally recalculated on a prospective basis. Net investment income for AFS fixed maturity securities includes the impact of accreting the credit loss allowance for the time value of money. Accrual of income is suspended for fixed maturity securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for commercial mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable. Accrued investment income receivables are monitored for recoverability and when not expected to be collected, are written-off through net investment income. Cash receipts on investments on non-accrual status are generally recorded as a reduction of amortized cost or principal. Income from limited partnership interests is recognized based upon the changes in fair value of the investee’s equity primarily determined using its net asset value and is generally recognized on a three month delay due to the availability of the related financial statements of the investee.
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
Credit Loss Impairments for Fixed Maturity Securities
For AFS fixed maturity securities, the difference between amortized cost, net of a credit loss allowance (i.e., amortized cost, net) and fair value, net of certain other items and deferred income taxes is reported as a component of AOCI on the Consolidated Balance Sheets and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a credit loss allowance is recorded. The Company has a comprehensive portfolio monitoring process to evaluate fixed maturity securities (at the cusip/issuer level) on a quarterly basis that may require a credit loss allowance. These reviews, in conjunction with the Company's investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer; (2) the Company’s intent to sell a security or whether it is more likely than not that the Company will be required to sell a security before the anticipated recovery in value; (3) the market leadership of the issuer; (4) the debt ratings of the issuer; and (5) the cash flows and liquidity of the issuer or the underlying cash flows for ABS and MBS, are all considered in the impairment assessment.
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
If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed maturity security, a credit loss allowance is recorded as a net investment loss for the shortfall in expected cash flows; however, the amortized cost basis, net of the credit loss allowance, may not be lower than the fair value of the security. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If the Company determines that the fixed maturity security does not have sufficient cash flows or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recognized as a net investment loss.
When a security is sold or otherwise disposed or the security is deemed uncollectible and written-off, the Company reverses amounts previously recognized in the credit loss allowance through net investment gains (losses). Recoveries after write-offs are recognized when received.

82 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Deferred Policy Acquisition Costs
The Company's DAC by reporting segment was as follows:

($ in millions)	December 31,
	2022	2021
Property & Casualty	$24.5	$24.4
Life & Retirement	403.5	219.4
Supplemental & Group Benefits	5.1	4.2
Total	$433.1	$248.0

DAC consists of commissions, policy issuance and other costs which are incremental and directly related to the successful acquisition of new or renewal business, which are deferred and amortized on a basis consistent with the type of insurance coverage. For property and casualty risks, DAC is amortized over the terms of the insurance policies (6 or 12 months). For all annuity contracts, DAC is amortized over 20 years in proportion to estimated gross profits. DAC is amortized in proportion to estimated gross profits over 20 years for certain life insurance products with account values and over 30 years for indexed universal life (IUL) products. For other individual life contracts, DAC is amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15, 20, 30 years). For supplemental and group benefit policies, DAC is amortized in proportion to anticipated premiums over the terms of the insurance policies (approximately 6 years, based on an estimated average duration across all supplemental and group benefit products).
The Company periodically reviews the assumptions and estimates used in DAC and also periodically reviews its estimations of gross profits, a process sometimes referred to as "unlocking". The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of net investment gains (losses) on fixed maturity and equity securities. For the variable deposit portion of retirement, the Company amortizes DAC utilizing a future financial market performance assumption of a gross 8% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company's long-term assumption. The Company's practice with regard to future financial market performance assumes that long-term appreciation in the financial markets is not changed by short-term market fluctuations, but is only changed when sustained deviations are experienced. The Company monitors these fluctuations and only changes the assumption when long-term expectations change.
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
Annually, the Company performs a gross premium valuation (GPV) on life insurance policies to assess whether a loss recognition event has occurred. This involves discounting expected future benefits and expenses less expected future premiums. To the extent that this amount is greater than the liability for future benefits less the DAC asset, in aggregate for the life insurance block, a loss would be recognized by first writing-off the DAC asset and then increasing the liability.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 83

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)

($ in millions)	Year Ended December 31,
	2022	2021	2020
(Decrease) increase to DAC amortization expense:
Life & Retirement	$5.1	$(1.5)	$(2.1)
Supplemental & Group Benefits	—	—	—
Total	$5.1	$(1.5)	$(2.1)

DAC for annuity contracts and life insurance products with account values are adjusted for the impact on estimated future gross profits as if net unrealized investment gains (losses) on fixed maturity securities had been realized at the reporting date. This adjustment increased DAC by $118.0 million as of December 31, 2022 and reduced DAC by $71.9 million and $90.5 million as of December 31, 2021 and 2020, respectively. The after tax impact of this adjustment is included in AOCI (along with net unrealized investment gains (losses) on fixed maturity securities) within shareholders' equity.
DAC is reviewed for recoverability from future income, including net investment income, and costs that are deemed unrecoverable are expensed in the period in which the determination is made. No such costs were deemed unrecoverable during the years ended December 31, 2022, 2021 and 2020.
Intangible Assets, net
The value of business acquired (VOBA) associated with the acquisitions of NTA Life Enterprises, LLC (NTA) and Madison National Life Insurance Company, Inc. (Madison National) represents the difference between the fair value of insurance contracts and insurance policy reserves measured in accordance with the Company's accounting policy for insurance contracts acquired. VOBA was based on an actuarial estimate of the present value of future distributable earnings for insurance in force on the acquisition date. VOBA net of accumulated amortization was $70.5 million as of December 31, 2022 and is being amortized by product based on the present value of future premiums to be received. The Company estimates that it will recognize VOBA amortization of $5.8 million in 2023, $5.4 million in 2024, $5.1 million in 2025, $4.7 million in 2026 and $4.4 million in 2027.
The Company accounts for the value of distribution acquired (VODA) associated with the acquisition of NTA based on an actuarial estimate of the present value of future business to be written by the existing distribution channel. VODA net of accumulated amortization was $38.9 million as of December 31, 2022 and is being amortized on a straight-line basis. The Company estimates that it will recognize VODA amortization of $2.9 million in each of the years 2023 through 2027, respectively.
The Company accounts for VODA associated with the acquisition of BCG Securities, Inc. (BCGS) based on management's estimate of the present value of future business to be written by the existing distribution channel. VODA net of accumulated amortization was $0.5 million as of December 31, 2022 and is being amortized based on the present value of future profits to be received. The cumulative amortization the Company expects to recognize for the years 2023 through 2027 is insignificant.
The Company accounts for the value of agency relationships based on the present value of commission overrides retained by NTA. Agency relationships net of accumulated amortization was $8.8 million as of December 31, 2022 and is being amortized based on the present value of future premiums to be received. The Company estimates that it will recognize agency relationships amortization of $1.6 million in 2023, $1.4 million in 2024, $1.2 million in 2025, $1.0 million in 2026 and $0.9 million in 2027.
The Company accounts for the value of customer relationships based on the present value of expected profits from existing Benefit Consultants Group, Inc. (BCG) and Madison National customers in force at the date of acquisition. Customer relationships net of accumulated amortization was $53.2 million as of December 31, 2022 and is being amortized based on the present value of future profits to be received for BCG and based on the present value of future premiums for Madison National. The Company estimates that it will recognize customer relationships amortization of $4.6 million in 2023, $4.9 million in 2024, $5.2 million in 2025, $5.6 million in 2026 and $6.0 million in 2027.
The trade names intangible asset represents the present value of future savings accruing to NTA, BCG and BCGS by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. The state licenses intangible asset represents the regulatory licenses held by NTA and Madison

84 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
National that were valued using the cost approach. Both the trade names and state licenses are indefinite-lived intangible assets that are not subject to amortization.
Annually, the Company performs a VOBA analysis on supplemental insurance policies to assess whether a loss recognition event has occurred. This initially involves comparing the historical and expected future experience on the block to the assumptions embedded in the original VOBA intangible asset. If both the experience to date and current expected experience are consistently better than the initial VOBA assumptions, the remaining value in the block is sufficient to support the VOBA intangible asset and no loss recognition is necessary. If the historical and current expected assumptions are not uniformly better than the initial VOBA assumptions, a GPV is performed to assess whether a loss recognition event has occurred. This involves discounting expected future benefits and expenses less expected future premiums. To the extent that this amount is greater than the liability for future benefits less the VOBA intangible asset, in aggregate for the supplemental insurance block, a loss would be recognized by first writing-off the VOBA and then increasing the liability. Currently, a GPV is not required for the acquired supplemental block. No such costs were deemed unrecoverable during the year ended December 31, 2022.
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
As of October 1, 2022, the Company performed a qualitative assessment to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessment of qualitative factors, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount with the exception of lower than anticipated BCG revenues which triggered a requirement to evaluate the intangible assets associated with BCG. For the evaluation, the fair value of BCG's intangible assets were measured using discounted cash flow methods. The carrying amounts for customer relationships and trade names exceeded the fair values resulting in a $2.5 million intangible asset impairment charge for customer relationships and a $0.3 million intangible asset impairment charge for trade names.
As of October 1, 2021, the Company performed both qualitative assessments and quantitative impairment tests for intangible assets and concluded that no impairments were warranted.
As of October 1, 2020, the Company performed qualitative assessments to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessments of qualitative factors, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset was less than its carrying amount with the exception of VODA and trade names intangible assets assigned to BCGS, for which quantitative intangible asset impairment tests were performed that resulted in intangible asset impairment charges of $4.4 million in aggregate.
Goodwill
When the Company was acquired from CIGNA Corporation by HME Holdings, Inc. in 1989, goodwill was recognized in the application of purchase accounting. In 1994, goodwill was recognized with respect to the acquisition of Horace Mann Property & Casualty Insurance Company. In 2019, goodwill was recognized with respect to the acquisitions of BCG, BCGS and NTA. In 2022, goodwill was recognized with respect to the acquisition of Madison National.
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

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
business unit one level below an operating segment, if separate financial information is prepared and regularly reviewed by management at that level. The Company's reporting units, for which goodwill has been allocated, are Property & Casualty, Life, BCG, BCGS, Supplemental and Group Benefits. Refer to Note 7 for the allocation of goodwill by reporting segment as of December 31, 2022.
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
As of October 1, 2022, the Company performed a quantitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount with the exception of lower than anticipated BCG revenues which triggered an impairment of the goodwill associated with the BCG reporting unit within the Retirement operating segment. For the evaluation, the fair value of BCG was measured using a discounted cash flow method. The carrying amount exceeded the fair value, resulting in a $2.0 million goodwill impairment charge.
As of October 1, 2021, the Company performed a quantitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
As of October 1, 2020, the Company performed a quantitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount with the exception of lower than anticipated BCGS wealth management sales outside of the education markets which triggered an impairment of the goodwill associated with the BCG reporting unit within the Retirement operating segment. For the evaluation, the fair value of BCGS was measured using a discounted cash flow method. The carrying amount exceeded the fair value, resulting in a $5.6 million goodwill impairment charge.
During each year from 2020 through 2022, the Company completed the required annual goodwill impairment testing. With exception to the goodwill impairment charges described in Note 7, no other goodwill impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value of a reporting unit to fall below its carrying amount. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.
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

($ in millions)	December 31,
	2022	2021
Property and equipment	$148.3	$136.4
Less: accumulated depreciation	79.0	70.4
Total	$69.3	$66.0

86 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Separate Account Variable Annuity Assets and Liabilities
Separate Account variable annuity assets represent contractholder funds invested in various mutual funds. The Separate Account variable annuity assets comprise actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access. Net asset values for the actively traded mutual funds in which the Separate Account variable annuity assets are invested are obtained daily from the fund managers. Separate Account variable annuity liabilities are equal to the estimated fair value of Separate Account variable annuity assets. The investment income, gains and losses of these accounts accrue directly to the contractholders and are not included in the results of operations of the Company. The activity of the Separate Accounts is not reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) except for (1) contract charges earned, (2) the activity related to contract guarantees, which are benefits on existing variable annuity contracts, and (3) the impact of financial market performance on the amortization of DAC. The Company's contract charges earned include fees charged to the Separate Accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.
Investment Contract and Policy Reserves
This table summarizes the Company's investment contract and policy reserves.

($ in millions)	December 31,
	2022	2021
Investment contract reserves	$5,117.0	$4,941.3
Policy reserves	1,851.0	1,636.5
Total	$6,968.0	$6,577.8

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

($ in millions)	December 31,
	2022	2021
GMDB reserve	$0.3	$0.1
Aggregate in-the-money death benefits under the GMDB provision	66.4	22.3
Variable annuity contract value distribution based on GMDB feature:
No guarantee	25%	24%
Return of premium guarantee	70%	71%
Guarantee of premium roll-up at an annual rate of 5% or 5%	5%	5%
Total	100%	100%

Horace Mann Educators Corporation	Annual Report on Form 10-K 87

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
The Company elected to not use hedge accounting for derivative transactions. As a result, the Company accounts for the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value recognized as Net investment gains (losses) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The embedded derivative is bifurcated from the host contract and included in Other policyholder funds in the Consolidated Balance Sheets. The host contract is accounted for as a debt instrument in accordance with GAAP and is included in Investment contract and life policy reserves in the Consolidated Balance Sheets with any discount to the minimum account value being accreted using the effective yield method. In the Consolidated Statements of Operations and Comprehensive Income (Loss), accreted interest for FIA products and benefit claims on these products incurred during the reporting period are included in Benefits, claims and settlement expenses.
The Company offers indexed universal life (IUL) products as part of its product portfolio with interest crediting strategies linked to the S&P 500 Index and the DJIA as well as a fixed option. The Company purchases call options monthly to economically hedge the potential liabilities arising in IUL accounts. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value reported in Net investment gains (losses) in the Consolidated Statements of Operations and Comprehensive Income (Loss). IUL policies with a balance in one or more indexed accounts are considered to have an embedded derivative. The benefit reserve for the host contract is measured using the retrospective deposit method, which for Horace Mann's IUL product is equal to the account balance. The embedded derivative is bifurcated from the host contract, carried at fair value, and included in Investment contract and life policy reserves in the Consolidated Balance Sheets.
See Note 4 for more information regarding the determination of fair value for derivatives embedded in FIA and IUL and purchased call options.
Unpaid Claims and Claim Expense Reserves
Liabilities for Property & Casualty unpaid claims and claim expense reserves (reserves) include provisions for payments to be made on reported claims, claims incurred but not yet reported (IBNR) and associated settlement expenses. All of the Company's reserves for Property & Casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on the reserves. Estimated amounts of salvage and subrogation on unpaid Property & Casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company's personal lines business, the Company has no exposure to losses related to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under property insurance policies for environmentally related items such as mold.
Liabilities for Madison National's unpaid claims and claim expense reserves (reserves) represent management's best estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims that are IBNR. All of the Company's reserves for Madison National unpaid claims and claim expenses are carried at the full value of estimated liabilities (i.e., undiscounted) with exception to certain case reserves in Madison National's group disability line of business for which those reserves are carried on a discounted basis. The Company calculates and records a single best estimate of the reserve as of each reporting date in conformity with generally accepted actuarial standards.
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
A reverse repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities (or substantially the same securities) at a specified price on a specified date. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $73.9 million as of December 31, 2022 and $0 as of December 31, 2021. The obligation for securities sold under reverse repurchase agreements was a net amount of $70.2 million as of December 31, 2022 and $0 as of December 31, 2021.
FHLB Funding Agreements
In 2013, Horace Mann Life Insurance Company (HMLIC), and in 2019, NTA became members of FHLB, which provides both subsidiaries with access to collateralized borrowings and other FHLB products. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage — such as 2.0% based on the Reduced Capitalization Advance Program. In 2021, HMEC's Board of Directors (Board) authorized a maximum amount equal to 25% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB advances and funding agreements combined. In 2022, HMLIC and NTA collectively received $159.0 million from FHLB funding agreements and repaid $149.0 million on FHLB funding agreements. Outstanding advances under FHLB funding agreements are reported as Other policyholder funds in the Consolidated Balance Sheets and totaled $792.5 million as of December 31, 2022. Interest on the funding agreements accrues at their contractual interest rates.

Horace Mann Educators Corporation	Annual Report on Form 10-K 89

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
As of December 31, 2022, scheduled maturity dates for outstanding FHLB funding agreements were as follows:

($ in millions)
	Amount	Interest Rate	Maturity Date
	$25.0	4.7%	September 09, 2026
	50.0	4.6%	February 13, 2026
	10.0	4.6%	February 13, 2026
	200.0	4.2%	January 16, 2026
	125.0	0.6%	September 11, 2025
	12.5	0.7%	June 26, 2025
	30.0	4.8%	February 28, 2025
	10.0	4.8%	February 28, 2025
	10.0	0.5%	February 14, 2025
	50.0	4.7%	May 22, 2024
	10.0	4.7%	May 22, 2024
	25.0	4.0%	April 03, 2024
	50.0	4.3%	January 12, 2024
	100.0	3.9%	December 15, 2023
	25.0	4.6%	February 10, 2023
	60.0	4.3%	January 13, 2023
Total	$792.5
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
Premiums and contract charges for life insurance contracts with account values and annuity contracts consist of charges for the cost of insurance, policy administration and withdrawals. Premiums for traditional life and supplemental and group policies are recognized as revenues when due over the premium-paying period. Contract deposits to annuity contracts and life insurance contracts with account values represent funds deposited by policyholders and are not included in the Company's premiums or contract charges earned.
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
Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of RSUs is measured at the market price of the Company's common stock on the date of grant, with the exception of market-based performance awards, for which the Company uses a Monte Carlo simulation model to determine fair value for purposes of measuring RSU expense. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $1.2 million, $1.2 million, and $1.1 million, respectively, of stock option expense as a result of stock options that vested during the respective periods. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $6.9 million, $6.6 million and $4.8 million, respectively, in RSU expense as a result of the performance and/or vesting of RSUs during the respective periods.
In 2022, 2021 and 2020, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for stock options granted in each year. The fair value of stock options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table.

	Year Ended December 31,
	2022	2021	2020
Number of stock options granted	162,224	183,272	234,248
Weighted average grant date fair value of stock options granted	$8.51	$7.73	$6.02
Weighted average assumptions:
Risk-free interest rate	1.9%	0.8%	0.8%
Expected dividend yield	3.2%	3.0%	2.7%
Expected life, in years	5.2	5.1	5.1
Expected volatility (based on historical volatility)	30.2%	30.1%	22.8%

The weighted average fair value of nonvested stock options outstanding on December 31, 2022 was $7.48. Total unrecognized compensation expense relating to the nonvested stock options outstanding as of December 31, 2022 was approximately $2.2 million. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2023 through 2026. Expense is recognized on a straight-line basis over the vesting period for the entire award. Forfeitures of unvested amounts due to terminations and/or early retirements are recognized as a reduction to the related expenses.
Total unrecognized compensation expense relating to RSUs outstanding as of December 31, 2022 was approximately $7.8 million. This amount will be recognized as expense over the remainder of the performance and/or vesting period, which is scheduled to be 2023 through 2025. Expense is recognized on a straight-line basis from the date of grant through the end of the performance and/or vesting period for the entire award. Forfeitures of unvested amounts due to terminations are recognized as a reduction to the related expenses.
Income Taxes
The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2022, 2021 and 2020 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.
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
The computations of net income (loss) per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

($ in millions)	Year Ended December 31,
	2022	2021	2020
Basic:
Net income (loss) for the period	$(2.6)	$142.8	$133.3
Weighted average number of common shares during the period (in millions)	41.6	42.0	41.9
Net income (loss) per share - basic	$(0.06)	$3.40	$3.18

Diluted:
Net income (loss) for the period	$(2.6)	$142.8	$133.3
Weighted average number of common shares during the period (in thousands)	41.6	42.0	41.9
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in millions):
Stock options	—	—	—
CSUs related to deferred compensation for employees	—	—	—
RSUs related to incentive compensation	0.2	0.2	0.1
Total common and common equivalent shares adjusted to calculate diluted earnings per share (in millions)	41.8	42.2	42.0
Net income (loss) per share - diluted	$(0.06)	$3.39	$3.17

Options to purchase 992,404 shares of common stock at $38.99 to $42.95 per share were granted in 2017, 2018, 2019, 2020, 2021 and 2022 but were not included in the computation of 2022 diluted net income (loss) per share because of their anti-dilutive effect. These options, which expire in 2027, 2028, 2029, 2030, 2031, and 2032 were still outstanding at December 31, 2022.
Consolidated Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks as well as restricted cash. See Note 18 for further information.
Future Adoption of New Accounting Standards
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, further amended by ASU 2019-09, Effective Date, Financial Services – Insurance (Topic 944), and ASU 2020-11, Effective Date and Early Application, Financial Services – Insurance (Topic 944). This update will change existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts. ASU 2018-12 includes: 1) a requirement to review and, if there is a change, update cash flow assumptions used to measure the liability for future policy benefits (LFPB) at least annually, and to update the discount rate assumption quarterly, 2) a requirement to account for market risk benefits (MRBs) at fair value, 3) simplified amortization for DAC, and 4) enhanced financial statement presentation and disclosures. This guidance will be effective for the Company for interim and annual periods beginning after December 15, 2022. The Company will adopt the guidance in the first quarter of 2023 using a modified retrospective approach for LFPB and DAC. MRBs will be adopted utilizing a retrospective method.

92 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
LFPB and DAC
When measuring LFPB, long-duration contracts issued by the Company will be grouped into calendar-year cohorts based on the contract issue date and product type. The Company has made an entity-wide election to not update expense assumptions when updating cash flow assumptions. Cash flows will be discounted using duration-specific forward rates from Single-A rated fixed income instruments. For liability cash flows that are projected beyond the duration of market-observable level yields for upper-medium-grade (low credit risk) fixed income instruments, the Company uses the last market-observable level yield and use linear interpolation to determine yield assumptions for durations that do not have market-observable yields.
DAC will be grouped into calendar-year cohorts, consistent with the cohorts utilized in measuring the LFPB for the corresponding contracts. DAC will be amortized on a constant level basis over the expected term of the corresponding contracts.
MRBs
The Company’s existing variable annuity contracts include Guaranteed Minimum Death Benefits (GMDB). GMDBs are MRBs under ASU 2018-12 and will be measured at fair value with changes in fair value recognized in income, except for changes in instrument-specific credit risk which will be recorded in other comprehensive income. The Company’s instrument-specific credit risk will be determined using observable market data for Company debt.
Implementation Progress and Transition Adjustment - LFPB
The Company currently estimates that the January 1, 2021 transition date impact from adoption will result in a decrease in AOCI of $499.3 million. This is due primarily to updating the LFPB discount rate assumptions previously locked-in for reserves held at the transition date to rates determined by reference to the transition date market level yields for upper-medium-grade (low credit risk) fixed income instruments as of December 31, 2020. The Company had five cohorts where the net premium ratio was capped at 100% at the transition date, resulting in a reduction to retained earnings of $0.2 million. The Company estimates the effect from adoption because of the update of underlying assumptions, including the removal of the provision for adverse deviation, will increase income after-tax by $7 million to $17 million and $15 million to $25 million for the years ended December 31, 2022 and 2021, respectively.
Implementation Progress and Transition Adjustment - DAC
The Company currently estimates that the January 1, 2021 transition date impact from adoption will result in an increase in AOCI of $71.5 million. This is due to the removal of amounts previously recognized in AOCI (shadow DAC adjustments). The Company estimates the effect of amortizing on a constant-level basis over the expected term of the related contracts will increase income after-tax by $8 million to $10 million and $3 million to $4 million for the years ended December 31, 2022 and 2021, respectively.
Implementation Progress and Transition Adjustment – MRBs
Under the retrospective method of adoption, the Company currently estimates that the January 1, 2021 transition date impact from adoption will result in a decrease to AOCI of $1.3 million and a decrease to retained earnings of $5.4 million. The effect of changes in the instrument-specific credit risk between the MRBs contract issue date and the transition date is recognized in AOCI. The remaining difference between the fair value and the carryover basis at the transition date is recognized as an adjustment to opening retained earnings. To determine the terms of each MRB at contract issuance, the Company maximized the use of relevant observable information as of contract issuance. However, the Company determined that it did not have relevant observable information as of contract issuance for all individual assumptions for every MRB, particularly related to mortality, lapse and premium payment assumptions for MRBs issued prior to 2006. For those individual assumptions without relevant observable information at contract issuance, the Company used hindsight and historical experience. The Company estimates the change in fair value except for changes in instrument-specific credit risk will increase income after-tax by $0 million to $4 million and $2 million to $6 million for the years ended December 31, 2022 and 2021, respectively. The Company estimates that the change in instrument-specific credit risk will result in increases (decreases) to AOCI of $(3) million to $3 million and $(7) million to $(1) million for the years ended December 31, 2022 and 2021, respectively.
Implementation Progress – Overall
The Company has not completed its implementation process for the years ended December 31, 2022 and 2021, including the finalization of the design and implementation of relevant key controls. The Company expects to continue to refine these key controls until implementation in the first quarter of 2023, which could drive variability

Horace Mann Educators Corporation	Annual Report on Form 10-K 93

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
in the effect to income before tax for each of those years, as illustrated by the ranges provided, due to refinements of key assumptions (e.g., discount rates and future cash flow assumptions).
Transition Adjustment
At adoption, the Company will recognize an adjustment to retained earnings and AOCI for transition adjustments, including the change in the LFPB, DAC and MRBs. A summary of the January 1, 2021 transition date adjustments is included in the table below:

($ in millions)
Adjustments at Transition Date	AOCI	Retained Earnings
Liability for future policy benefits	$(499.3)	$(0.2)
Deferred policy acquisition costs	71.5	—
Market risk benefits	(1.3)	(5.4)
Total	$(429.1)	$(5.6)
The estimated range of impact from adoption to income after-tax for the years ended December 31, 2022 and 2021 is included in the table below:

($ in millions)
	December 31, 2022		December 31, 2021
	low-end of range	high-end of range	low-end of range	high-end of range
Liability for future policy benefits	$7	$17	$15	$25
Deferred policy acquisition costs	8	10	3	4
Market risk benefits	0	4	2	6
Total	$15	$31	$20	$35
The estimated range of the inception to date impact from adoption to AOCI and retained earnings as of December 31, 2022 and 2021 is included in the table below:

($ in millions)
	December 31, 2022		December 31, 2021
	low-end of range	high-end of range	low-end of range	high-end of range
Liability for future policy benefits	$80	$100	$(375)	$(355)
Deferred policy acquisition costs	(83)	(79)	58	62
Market risk benefits	(3)	3	(7)	(1)
Total	$(6)	$24	$(324)	$(294)
While the requirements of the ASU 2018-12 represent a significant change from existing GAAP, the adoption of ASU 2018-12 will not impact cash flows on the Company’s policies, or the underlying economics of the Company’s business. The Company's insurance subsidiaries' risk-based capital amounts and ratios, and regulatory dividends will not be impacted as the National Association of Insurance Commissioners (NAIC) has rejected the adoption of ASU 2018-12.
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

NOTE 2 - Acquisitions (continued)
Madison National's results are being reported in the reporting segment titled "Supplemental & Group Benefits". The amount of revenues and pretax income for Madison National since the date of acquisition included in the Company's Consolidated Statement of Operations and Other Comprehensive Income (Loss) for the year ended December 31, 2022 are $140.9 million and $13.8 million (inclusive of the $4.7 million non-cash impact from amortization of intangible assets under purchase accounting), respectively.
During the fourth quarter of 2022, the Company finalized its estimates of the fair value of Madison National assets acquired and liabilities assumed, including, but not limited to, intangible assets, policy reserves, certain tax-related balances and certain investments. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations, there were no adjustments to the preliminary estimates of the assets acquired and liabilities assumed. The Company has allocated all of the goodwill associated with the Madison National acquisition to the Supplemental & Group Benefits reporting segment. The factors that contributed to recognition of goodwill include synergies from economies of scale within underwriting operations, acquiring a talented workforce and cost savings opportunities.
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
(1)    Intangible assets consist of the value of business acquired, value of customer relationships and state licenses. The intangible assets that are amortizable have estimated lives of one to ten years at inception. See Note 7 for further information.
(2)    The amount of goodwill that is expected to be deductible for federal income tax purposes is $18.6 million.
NOTE 3 - Investments
The components of net investment income for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2022	2021	2020
Fixed maturity securities	$247.2	$235.6	$232.9
Equity securities	9.0	5.3	4.7
Limited partnership interests	40.5	79.0	20.9
Short-term and other investments	11.2	11.6	11.4
Investment expenses	(10.5)	(10.1)	(9.6)
Net investment income - investment portfolio	297.4	321.4	260.3
Investment income - deposit asset on reinsurance	103.5	101.1	97.3
Total net investment income	$400.9	$422.5	$357.6

Horace Mann Educators Corporation	Annual Report on Form 10-K 95

NOTE 3 - Investments (continued)
Net Investment Losses
Net investment losses for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2022	2021	2020
Fixed maturity securities	$(29.1)	$(7.7)	$9.4
Equity securities	(32.6)	(0.8)	1.8
Short-term investments and other	5.2	(2.5)	(13.5)
Net investment losses	$(56.5)	$(11.0)	$(2.3)

From time to time, the Company sells fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Generally, such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in the Company's intent or ability to hold a fixed maturity security. The types of events that may result in a sale include significant changes in economic facts and circumstances related to the fixed maturity security, significant unforeseen changes in liquidity needs, or changes in the Company's investment strategy.
Net Investment Losses by Transaction Type
The following table reconciles net investment gains (losses) by transaction type:

($ in millions)	Year Ended December 31,
	2022	2021	2020
Credit loss impairments	$(3.1)	$(8.1)	$—
Intent-to-sell impairments	(7.6)	(2.3)	(5.3)
Total impairments	(10.7)	(10.4)	(5.3)
Sales and other, net	(17.8)	4.3	15.0
Change in fair value - equity securities	(33.2)	(2.3)	(0.2)
Change in fair value and losses realized on settlements - derivatives	5.2	(2.6)	(11.8)
Net investment losses	$(56.5)	$(11.0)	$(2.3)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Year Ended December 31,
	2022	2021	2020
Beginning balance	$7.7	$—	$—
Credit losses on fixed maturity securities for which credit losses were not previously reported	—	8.1	—
Net increases (decreases) related to credit losses previously reported	3.1	—	—
Reduction of credit allowances related to sales	(9.2)	—	—
Write-offs	(0.4)	(0.4)	—
Ending balance	$1.2	$7.7	$—

96 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$638.2	$1.3	$69.1	$570.4
Other, including U.S. Treasury securities	410.0	0.5	67.8	342.7
Municipal bonds	1,380.9	16.9	128.1	1,269.7
Foreign government bonds	35.1	—	1.6	33.5
Corporate bonds	2,161.2	12.7	272.2	1,901.7
Other asset-backed securities	1,131.5	3.6	68.1	1,067.0
Totals	$5,756.9	$35.0	$606.9	$5,185.0

December 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$612.1	$51.9	$1.5	$662.5
Other, including U.S. Treasury securities	342.5	27.7	4.3	365.9
Municipal bonds	1,519.7	184.4	0.7	1,703.4
Foreign government bonds	40.2	3.4	—	43.6
Corporate bonds	2,217.7	176.2	5.2	2,388.7
Other asset-backed securities	1,065.5	16.6	6.9	1,075.2
Totals	$5,797.7	$460.2	$18.6	$6,239.3
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $330.8 million and $376.7 million; Federal Home Loan Mortgage Corporation (FHLMC) of $273.3 million and $326.5 million; and Government National Mortgage Association (GNMA) of $86.2 million and $112.1 million as of December 31, 2022 and 2021, respectively.

Horace Mann Educators Corporation	Annual Report on Form 10-K 97

NOTE 3 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of December 31, 2022 and 2021. The Company views the decrease in fair value of all fixed maturity securities with unrealized losses as of December 31, 2022 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of December 31, 2022, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before anticipated recovery in value. There has been a significant increase in interest rates since December 31, 2021, driven mostly by increases in U.S. Treasury rates, though credit spreads also widened. The 10-year U.S. Treasury yield increased 236 basis points for the year ended December 31, 2022, rising from 1.51% as of December 31, 2021 to 3.87% as of December 31, 2022. Additionally, credit spreads widened during the same time period, with investment grade and high yield wider by 40 and 171 basis points, respectively. These upward movements in rates caused market yields in the Company's portfolios to rise sharply, with downward pressure on prices. Investment grade and high yield total returns for the year ended December 31, 2022 were down 15.4% and 11.2%, respectively. The Bloomberg Barclays Index Yield-to-Worst for Investment Grade rose 3.1% for the year ended December 31, 2022, ending at 5.4%, while the High Yield Index rose 4.8% to 9.0%. The Company's portfolios generated sizable unrealized losses as a result of sharp increases in interest rates. Therefore, it was determined that the unrealized losses on the fixed maturity securities presented in the table below were not indicative of any credit loss impairments as of December 31, 2022.

($ in millions)	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$458.3	$54.4	$52.6	$14.7	$510.9	$69.1
Other	242.7	34.1	65.8	33.7	308.5	67.8
Municipal bonds	911.6	113.7	42.2	14.4	953.8	128.1
Foreign government bonds	32.7	1.4	0.4	0.2	33.1	1.6
Corporate bonds	1,345.0	221.1	148.9	51.1	1,493.9	272.2
Other asset-backed securities	543.4	37.1	424.3	31.0	967.7	68.1
Total	$3,533.7	$461.8	$734.2	$145.1	$4,267.9	$606.9

Number of positions with a gross unrealized loss	2,515		587		3,102
Fair value as a percentage of total fixed maturities securities fair value	68.2%		14.2%		82.4%

December 31, 2021
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$67.4	$1.3	$3.9	$0.2	$71.3	$1.5
Other	59.5	1.7	35.1	2.6	94.6	4.3
Municipal bonds	56.8	0.7	0.6	—	57.4	0.7
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	220.7	3.8	44.1	1.4	264.8	5.2
Other asset-backed securities	379.0	3.8	128.2	3.1	507.2	6.9
Total	$783.4	$11.3	$211.9	$7.3	$995.3	$18.6

Number of positions with a gross unrealized loss	516		122		638
Fair value as a percentage of total fixed maturities securities fair value	12.6%		3.4%		16.0%

98 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings was as follows:

	Number of Positions
	December 31,
	2022	2021
Credit Rating
AAA	67	24
AA	217	38
A	94	3
BBB	93	14
BB	68	13
B	31	8
CCC or lower	2	—
Not rated	15	22
Totals:	587	122
Fixed maturity securities with an investment grade rating represented 95.2% of the gross unrealized losses as of December 31, 2022. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the amortized cost basis.
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

($ in millions)	December 31, 2022
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$235.4	$226.7	4.4%
Due after 1 year through 5 years	1,423.3	1,362.4	26.3%
Due after 5 years through 10 years	1,558.5	1,448.0	27.9%
Due after 10 years through 20 years	1,477.9	1,296.2	25.0%
Due after 20 years	1,061.8	851.7	16.4%
Total	$5,756.9	$5,185.0	100.0%

Average option-adjusted duration, in years	6.4

Horace Mann Educators Corporation	Annual Report on Form 10-K 99

NOTE 3 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were as follows:

($ in millions)	Year Ended December 31,
	2022	2021	2020
Fixed maturity securities
Proceeds received	$752.0	$578.2	$472.9
Gross gains realized	5.5	10.5	20.5
Gross losses realized	(23.7)	(7.7)	(6.1)

Equity securities
Proceeds received	$10.8	$4.7	$12.7
Gross gains realized	1.7	1.5	2.2
Gross losses realized	(1.0)	(0.1)	(1.9)
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles the net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI, before the impact on DAC:

($ in millions)	Year Ended December 31,
	2022	2021	2020
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$348.9	$439.8	$264.4
Change in net unrealized investment gains (losses) on fixed maturity securities	(849.4)	(97.6)	184.2
Reclassification of net investment (gains) losses on fixed maturity securities to net income	48.7	6.7	(8.8)
End of period	$(451.8)	$348.9	$439.8
Limited Partnership Interests
All investments in limited partnership interests are accounted for using EMA and include interests in commercial mortgage loan funds, private equity funds, infrastructure equity funds, real estate equity funds, infrastructure debt funds and other funds. Principal factors influencing carrying amount appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnership interests when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. The carrying amounts of equity method limited partnership interests were as follows:

($ in millions)	December 31,
	2022	2021
Commercial mortgage loan funds	$593.6	$346.8
Private equity funds	76.3	74.0
Infrastructure equity funds	72.0	58.3
Real estate equity funds	71.3	46.3
Infrastructure debt funds	60.0	62.4
Other funds(1)	110.5	125.0
Total	$983.7	$712.8
(1) Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital, and private credit funds.

100 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Investments (continued)
Investment in Entities Exceeding 10% of Shareholders' Equity
As of December 31, 2022 and 2021, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.
Offsetting of Assets and Liabilities
The Company's derivatives are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached.
The following table presents the instruments that were subject to a master netting arrangement for the Company.

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2022
Asset derivatives
Free-standing derivatives	$6.8	$—	$6.8	$—	$5.9	$0.9

December 31, 2021
Asset derivatives
Free-standing derivatives	$10.7	$—	$10.7	$4.5	$6.4	$(0.2)
Deposits
At December 31, 2022 and 2021, fixed maturity securities with a fair value of $28.6 million and $26.2 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of the Company conduct business. In addition, as of December 31, 2022 and 2021, fixed maturity securities with a fair value of $860.4 million and $870.1 million, respectively, were on deposit with FHLB as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $792.5 million and $787.5 million at the respective dates. The deposited securities are reported as Fixed maturity securities in the Company's Consolidated Balance Sheets.

Horace Mann Educators Corporation	Annual Report on Form 10-K 101

NOTE 4 - Fair Value of Financial Instruments
The Company is required to disclose estimated fair values for certain financial and nonfinancial assets and liabilities. Fair values for the Company's insurance contracts other than annuity contracts (which are investment contracts) and equity method limited partnership interests are not required to be disclosed in fair value hierarchy. The estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between knowledgeable, unrelated and willing market participants on the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company categorizes the fair value of its financial and nonfinancial assets and liabilities into a three-level hierarchy based on the priority of inputs to the valuation technique. The three levels of inputs that may be used to measure fair value are:

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include certain fixed maturity and equity securities that are traded in an active exchange market, as well as U.S. Treasury securities.

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, certain discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation and for which the significant inputs are unobservable. This category generally includes certain private debt and equity instruments, as well as embedded derivatives.

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
The following discussion describes the valuation methodologies used for financial assets and financial liabilities measured at fair value. The techniques utilized in estimating fair value are affected by the assumptions used, including discount rates and estimates of the amount and timing of expected future cash flows. The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company's financial assets and liabilities. Judgment is exercised in deriving conclusions about the Company's business, its value or financial position based on the fair value information of financial assets and liabilities presented below.
Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial asset or financial liability, including estimates of both the timing and amount of expected future cash flows and the credit standing of the issuer. In some cases, fair value estimates cannot be substantiated by comparison to independent markets. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial asset or financial liability. The disclosed fair values do not reflect any premium or discount that could result from offering for sale at one time an entire holding of a particular financial asset or financial liability. In periods of market disruption, the ability to observe prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in the fair value amounts disclosed.

102 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 4 - Fair Value of Financial Instruments (continued)

Investments
The fair value of a fixed maturity security is the estimated amount at which the security could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. The Company utilizes ICE Data Pricing, its investment managers and custodian bank to obtain fair value prices from independent third-party valuation service providers, broker quotes, model prices and matrix pricing. Each month, the Company obtains fair value prices from its investment managers and custodian bank, each of which use a variety of independent, nationally recognized pricing sources to determine market valuations for fixed maturity securities. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Typical inputs used by these pricing sources include, but are not limited to, reported trades, bids, offers, benchmark yield curves, benchmarking of similar securities, rating designations, sector groupings, issuer spreads and/or estimated cash flows, prepayment and default speeds, among others. The Company's fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the fixed maturity securities portfolio to be priced through pricing services. Approximately 88.6% and 90.2% of the fixed maturity securities portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2022 and 2021, respectively. The remainder of the fixed maturity securities portfolio was priced by broker quotes, model prices or matrix pricing. When non-binding broker quotes can be corroborated by comparison to other vendor quotes, pricing models or analyses, the fixed maturity securities are generally classified as Level 2, otherwise they are classified as Level 3. There were no significant changes to the valuation process during 2022.
The valuation of hard-to-value fixed maturity securities (generally 75 -125 securities) is more subjective because the markets are less liquid and there is a lack of observable market-based inputs. This may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. When the pricing sources cannot provide fair value determinations, the investment managers obtain non-binding price quotes from brokers. For those securities where the investment manager cannot obtain broker quotes, they will model the security, generally using estimated cash flows of the underlying collateral. Brokers' valuation methodologies as well as investment managers’ modeling methodologies are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The selection of the market inputs and assumptions used to estimate the fair value of hard-to-value fixed maturity securities requires judgment and includes: benchmark yield, liquidity premium, estimated cash flows, prepayment speeds and default rates, spreads, weighted average life, and credit rating. The extent of the use of each market input depends on the market sector and market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.
The Company gains assurance that its portfolio of fixed maturity securities including hard-to-value fixed maturity securities is appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with GAAP. The Company’s processes and controls are designed to ensure (1) the valuation methodologies are appropriate and consistently applied, (2) the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and (3) the fair values are accurately recorded. For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers. The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third-party valuation sources for selected securities.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 103

NOTE 4 - Fair Value of Financial Instruments (continued)

In summary, the following financial assets and financial liabilities are carried at fair value on a recurring basis:
Financial assets
•Fixed maturity securities, including hard-to-value fixed maturity securities, as described above.
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

104 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 4 - Fair Value of Financial Instruments (continued)

Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. As of December 31, 2022, Level 3 investments comprised approximately 7.8% of the Company's total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
December 31, 2022
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$570.4	$570.4	$—	$567.8	$2.6
Other, including U.S. Treasury securities	342.6	342.6	24.6	318.0	—
Municipal bonds	1,269.7	1,269.7	—	1,215.3	54.4
Foreign government bonds	33.6	33.6	—	33.6	—
Corporate bonds	1,901.7	1,901.7	12.2	1,628.2	261.3
Other asset-backed securities	1,067.0	1,067.0	—	962.0	105.0
Total fixed maturity securities	5,185.0	5,185.0	36.8	4,724.9	423.3
Equity securities	99.6	99.6	23.3	74.3	2.0
Short-term investments	109.4	109.4	109.4	—	—
Other investments	38.6	38.6	—	38.6	—
Totals	$5,432.6	$5,432.6	$169.5	$4,837.8	$425.3
Separate Account variable annuity assets(1)	$2,792.3	$2,792.3	$2,792.3	$—	$—
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$1.2	$1.2	$—	$1.2	$—
Other policyholder funds, embedded derivatives	$91.0	$91.0	$—	$—	$91.0

December 31, 2021
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$662.5	$662.5	$—	$662.5	$—
Other, including U.S. Treasury securities	365.9	365.9	17.7	348.2	—
Municipal bonds	1,703.4	1,703.4	—	1,642.6	60.8
Foreign government bonds	43.6	43.6	—	43.6	—
Corporate bonds	2,388.7	2,388.7	14.9	2,163.5	210.3
Other asset-backed securities	1,075.2	1,075.2	—	976.3	98.9
Total fixed maturity securities	6,239.3	6,239.3	32.6	5,836.7	370.0
Equity securities	147.2	147.2	35.2	110.6	1.4
Short-term investments	157.8	157.8	157.8	—	—
Other investments	43.6	43.6	—	43.6	—
Totals	$6,587.9	$6,587.9	$225.6	$5,990.9	$371.4
Separate Account variable annuity assets(1)	$3,441.0	$3,441.0	$3,441.0	$—	$—
Financial Liabilities
Investment contract and life policy reserves, embedded derivatives	$2.1	$2.1	$—	$2.1	$—
Other policyholder funds, embedded derivatives	$106.6	$106.6	$—	$—	$106.6
(1)    Separate Account variable annuity assets represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access. Separate Account variable annuity liabilities are equal to the estimated fair value of Separate Account variable annuity assets.

Horace Mann Educators Corporation	Annual Report on Form 10-K 105

NOTE 4 - Fair Value of Financial Instruments (continued)

Changes in Level 3 Fair Value Measurements
The Company did not have any transfers between Levels 1 and 2 during 2022 and 2021. The following tables present reconciliations for the periods indicated for all Level 3 financial assets and financial liabilities measured at fair value on a recurring basis.

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, January 1, 2022	$60.8	$210.3	$98.9	$370.0	$1.4	$371.4	$106.6
Transfers into Level 3(3)	0.6	157.9	34.5	193.0	0.8	193.8	—
Transfers out of Level 3(3)	(3.2)	(34.8)	(4.8)	(42.8)	—	(42.8)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(3.3)	(3.3)	(0.1)	(3.4)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(12.9)
Net unrealized investment gains (losses) included in OCI	(10.5)	(16.1)	(11.6)	(38.2)	—	(38.2)	—
Purchases	0.2	20.2	12.8	33.2	—	33.2	—
Issuances	—	—	—	—	—	—	7.4
Sales	—	—	(4.8)	(4.8)	—	(4.8)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	6.5	(76.2)	(14.1)	(83.8)	(0.1)	(83.9)	(10.1)
Ending balance, December 31, 2022	$54.4	$261.3	$107.6	$423.3	$2.0	$425.3	$91.0

Beginning balance, January 1, 2021	$59.6	$155.8	$139.4	$354.8	$0.3	$355.1	$104.5
Transfers into Level 3(3)	18.6	131.7	21.3	171.6	1.0	172.6	—
Transfers out of Level 3(3)	—	(64.4)	(19.2)	(83.6)	—	(83.6)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(8.2)	(8.2)	0.1	(8.1)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	10.0
Net unrealized investment gains (losses) included in OCI	(2.5)	—	8.8	6.3	—	6.3	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	4.9
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(14.9)	(12.8)	(43.2)	(70.9)	—	(70.9)	(12.8)
Ending balance, December 31, 2021	$60.8	$210.3	$98.9	$370.0	$1.4	$371.4	$106.6
(1)    Represents embedded derivatives, all related to the Company's FIA products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.
(2)    Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)    Transfers into and out of Level 3 during the years ended December 31, 2022 and 2021 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

As of December 31, 2022, the Company had a $3.4 million net investment loss on Level 3 financial assets that was included in net income and was primarily attributable to credit loss impairments. As of December 31, 2021 the Company had a $8.1 million net investment loss on Level 3 financial assets that was included in net income. For the years ended December 31, 2022 and 2021, a net investment gain of $12.9 million and a net investment loss of $10.0 million, respectively, were included in net income that were attributable to changes in the fair value of Level 3 financial liabilities.

106 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 4 - Fair Value of Financial Instruments (continued)

Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in millions)
Financial Assets	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Municipal bonds	$54.4	discounted cash flow	option adjusted spread	308 bps
Corporate bonds	261.3	discounted cash flow	yield	6.1% - 11.0%
		vendor priced	vendor priced	79.6 bps
		market comparable	EV / Fwd EBITDA (x)	5.92x
		discounted cash flow	discount rate	6.2% - 10.7%
		discounted cash flow	exit cap rate	6.2%
		discounted cash flow	options adjusted spread	241 bps
Mortgage-backed and other asset-backed securities	107.6	vendor price	haircut	0.01% - 0.3%
		discounted cash flow	discount margin	39.5%
		discounted cash flow	discount rate	16.0% - 21.0%
		discounted cash flow	median comparable yield	20.7% - 43.2%
		discounted cash flow	yield	6.4% - 6.5%
		discounted cash flow	LIBOR	2.3%
		discounted cash flow	PDI spread	5.5%
		discounted cash flow	SBL spread	4.5%
		discounted cash flow	weighting	17.0% - 83.0%
		discounted cash flow	CPR	20.0%
		discounted cash flow	default rate annual	4.0%
		discounted cash flow	recovery	65.0%
		discounted cash flow	I spread(2)	175 bps
		discounted cash flow	N spread(3)	463 bps
		discounted cash flow	T spread(4)	226 bps
		market comparable	median price	$81.34
Equity securities	$2.0	black-scholes	volatility	low 28.0% - high 44.0%
		black-scholes	time to exit	2.67
		market comparable	price/book ExAOCI	1.06x

($ in millions)
Financial Liabilities	Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Derivatives embedded in fixed indexed annuity products	$91.0	discounted cash flow	lapse rate	5.4%
			mortality multiplier(5)	67.8%
			option budget	0.90% - 3.40%
			non-performance adjustment(6)	5.00%
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 107

NOTE 4 - Fair Value of Financial Instruments (continued)

are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use mainly dissimilar valuation techniques and significant unobservable inputs as those used for fixed maturity securities.
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
Financial Instruments Not Carried at Fair Value
The following table presents the carrying amount and fair value of the Company’s financial assets and financial liabilities not carried at fair value and the level within the fair value hierarchy at which such financial assets and liabilities are categorized.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
December 31, 2022
Financial Assets
Other investments	$167.4	$170.9	$—	$—	$170.9
Deposit asset on reinsurance	2,516.6	2,207.2	—	—	2,207.2
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,988.5	4,901.3	—	—	4,901.3
Investment contract and life policy reserves, account values on life contracts	111.9	107.7	—	—	107.7
Other policyholder funds	863.0	863.0	—	810.7	52.3
Reverse repurchase agreements	70.2	73.9	—	73.9	—
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	249.0	240.5	—	240.5	—

December 31, 2021
Financial Assets
Other investments	$148.8	$152.4	$—	$—	$152.4
Deposit asset on reinsurance	2,481.5	2,935.1	—	—	2,935.1
Financial Liabilities
Investment contract and policy reserves, fixed annuity contracts	4,941.3	5,004.9	—	—	5,004.9
Investment contract and life policy reserves, account values on life contracts	105.4	115.4	—	—	115.4
Other policyholder funds	839.3	839.3	—	782.8	56.5
Reverse repurchase agreements	—	—	—	—	—
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	253.6	277.4	—	277.4	—

108 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 4 - Fair Value of Financial Instruments (continued)

Other Investments
Other investments includes policy loans and mortgage loans. For policy loans, fair value is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. For mortgage loans, fair value is estimated by discounting the expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities.
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
Reverse Repurchase Agreements
Reverse repurchase agreements are transactions in which the Company (transferor) transfers fixed maturity securities to another party (transferee) and receives cash (or securities), with a simultaneous agreement to repurchase the same securities (or substantially the same securities) at a specified price on a specified date. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
The Company accounts for reverse repurchase agreements as secured borrowings. This means that the fixed maturity securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The carrying amount of the Company's obligation under reverse repurchase agreements is equal to the amount of cash it received on the date of transfer and the fair value of the Company's obligation under reverse repurchase agreements is equal to the-then current fair value of the fixed maturity securities transferred as of the reporting date.
Short-term Debt
The Company carries short-term debt at amortized cost which approximates fair value.

Horace Mann Educators Corporation	Annual Report on Form 10-K 109

NOTE 4 - Fair Value of Financial Instruments (continued)

Long-term Debt
The Company carries long-term debt at amortized cost. The fair value of long-term debt is estimated based on unadjusted quoted market prices of the Company's securities or unadjusted market prices based on similar publicly traded issues when trading activity for the Company's securities is not sufficient to provide a market price.
NOTE 5 - Derivatives
The Company offers FIA products, which are deferred fixed annuities that guarantee the return of principal to the contractholder and credits interest based on a percentage of the gain in a specified market index. The Company also offers IUL products which credits interest based on a percentage of the gain in a specified market index. When deposits are received for FIA and IUL contracts, a portion is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to FIA and IUL policyholders. For the Company, substantially all such call options are one-year options purchased to match the funding requirements of the underlying contracts.
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
The future annual index credits on FIA are accounted for as a "series of embedded derivatives" over the expected life of the applicable contract with a corresponding reserve recognized. For IUL, the embedded derivative represents a single-year liability for the index return.
The Company carries all derivatives at fair value in the Consolidated Balance Sheets. The Company elected to not use hedge accounting for derivative transactions related to the FIA and IUL products. As a result, the Company recognizes the purchased call options and the embedded derivatives related to the provision of a contingent return at fair value, with changes in the fair value of the derivatives recognized immediately as Net investment gains (losses) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The fair values of derivatives, including derivatives embedded in FIA and IUL contracts, are presented in the Consolidated Balance Sheets as follows:

($ in millions)	December 31,
	2022	2021
Assets
Derivatives, reported in Short-term and other investments	$6.8	$10.7

Liabilities
FIA - embedded derivatives, reported in Other policyholder funds	91.0	106.6
IUL - embedded derivatives, reported in Investment contract and policy reserves	1.2	2.1

In general, the change in the fair value of the embedded derivatives related to FIA will not correspond to the change in fair value of the purchased call options because the purchased call options are one-year options while the fair value of the embedded derivatives represent the rights of the policyholder to receive index credits over the entire period the FIA contracts are expected to be in force, which typically exceeds 10 years. The changes in fair value of derivatives included in the Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

110 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Derivatives (continued)

($ in millions)	Years Ended December 31,
	2022	2021	2020
Change in fair value of derivatives:(1)
Net investment gains (losses)	$(9.7)	$8.7	$0.2

Change in fair value of embedded derivatives:
Net investment gains (losses)	14.9	(11.3)	(12.1)
(1)    Includes gains (losses) recognized at option expiration or early termination and changes in fair value for open positions.

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
The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in millions)	December 31, 2022				December 31, 2021
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value
Bank of America, N.A.	A+	Aa2	$245.5	$6.5	$193.0	$6.3
Barclays Bank PLC	A	A1	67.5	0.3	98.7	4.1
Citigroup Inc.	BBB+	A3	—	—	—	—
Credit Suisse International	A-	A3	—	—	14.0	0.3
Societe Generale	A	A1	—	—	—	—
Total			$313.0	$6.8	$305.7	$10.7

As of December 31, 2022 and 2021, the Company held $5.9 million and $10.9 million, respectively, of cash and financial instruments received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company's maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $0.3 million per counterparty

Horace Mann Educators Corporation	Annual Report on Form 10-K 111

NOTE 6 - Deposit Asset on Reinsurance
The Company reinsures a $3.1 billion block of in force fixed and variable annuity business with a minimum crediting rate of 4.5%. The reinsured fixed business represents approximately 50% of the Company’s in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet the Company’s risk management objectives.
Under the annuity reinsurance agreement, approximately $2.5 billion of fixed annuity reserves are reinsured on a coinsurance basis. The separate account assets and liabilities of approximately $0.6 billion are reinsured on a modified coinsurance basis and thus, remain on the Company's consolidated financial statements, but the related results of operations are fully reinsured.
The annuity reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk. Therefore, the Company recognizes the annuity reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance on the Company's Consolidated Balance Sheets. As amounts are received or paid, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income. Interest accreted on the Deposit asset on reinsurance was $103.5 million and $101.1 million for the years ended December 31, 2022 and 2021, respectively.
NOTE 7 - Goodwill and Intangible Assets
The Company conducts goodwill impairment testing at the reporting unit level at least annually or more frequently if events occur or circumstances change that indicate that the carrying amount may not be recoverable. See Note 1 for further description of impairment testing.
At October 1, 2022, the Company performed a quantitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount with the exception of lower than anticipated BCG revenues which triggered an impairment of the goodwill associated with the BCG reporting unit within the Retirement operating segment. For the evaluation, the fair value of BCG was measured using a discounted cash flow method. The carrying amount exceeded the fair value, resulting in a $2.0 million goodwill impairment charge.
At October 1, 2021, the Company performed a quantitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
At October 1, 2020, the Company performed a quantitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount with the exception of lower than anticipated BCGS wealth management sales outside of the education markets which triggered an impairment of the goodwill associated with the BCGS reporting unit within the Retirement operating segment. For the evaluation, the fair value of BCGS was measured using a discounted cash flow method. The carrying amount exceeded the fair value, resulting in a $5.6 million goodwill impairment charge.
Goodwill impairment charges are reported as Other expense - goodwill and intangible asset impairments in the Consolidated Statements of Operations and Comprehensive Income (Loss).

112 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 7 - Goodwill and Intangible Assets (continued)
The changes in the carrying amount of goodwill by reporting segment for the year ended December 31, 2022 were as follows:

($ in millions)	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Total
Balance as of January 1, 2020
Goodwill	$9.5	$48.0	$19.6	$77.1
Accumulated impairment losses	—	(28.0)	—	(28.0)
Total goodwill, net	9.5	20.0	19.6	49.1
Acquisitions	—	—	—	—
Impairments	—	(5.6)	—	(5.6)
Balance as of December 31, 2020
Goodwill	9.5	48.0	19.6	77.1
Accumulated impairment losses	—	(33.6)	—	(33.6)
Total goodwill, net	9.5	14.4	19.6	43.5
Acquisitions	—	—	—	—
Impairments	—	—	—	—
Balance as of December 31, 2021
Goodwill	9.5	48.0	19.6	77.1
Accumulated impairment losses	—	(33.6)	—	(33.6)
Total goodwill, net	9.5	14.4	19.6	43.5
Acquisitions	—	—	12.8	12.8
Impairments	—	(2.0)	—	(2.0)
Balance as of December 31, 2022
Goodwill	9.5	48.0	32.4	89.9
Accumulated impairment losses	—	(35.6)	—	(35.6)
Total goodwill, net	$9.5	$12.4	$32.4	$54.3

As of December 31, 2022, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of BCG, BCGS and NTA during 2019 as well as the acquisition of Madison National during 2022. The acquisitions of BCG, BCGS, NTA and Madison National resulted in initial recognition of definite-lived intangible assets subject to amortization in the amounts of $9.1 million, $5.0 million, $160.4 million and $56.5 million, respectively. As of December 31, 2022 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in millions)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	28	$100.1
Value of distribution acquired	17	54.0
Value of agency relationships	14	17.0
Value of customer relationships	10	59.9
Total	20	231.0
Accumulated amortization and impairments:
Value of business acquired		(29.6)
Value of distribution acquired		(14.7)
Value of agency relationships		(8.2)
Value of customer relationships		(6.7)
Total		(59.2)
Net intangible assets subject to amortization:		$171.8

With regards to the definite-lived intangible assets in the table above, the VOBA intangible asset represents the present value of the expected underwriting profit within policies that were in force on the date of acquisition. The VODA intangible asset represents the present value of future business to be written by the existing agency force. The value of agency relationships intangible asset represents the present value of the commission overrides

Horace Mann Educators Corporation	Annual Report on Form 10-K 113

NOTE 7 - Goodwill and Intangible Assets (continued)
retained by NTA. The value of customer relationships intangible asset represents the present value of the expected profits from existing BCG and Madison National customers in force at the date of acquisition. All of the aforementioned definite-lived intangible assets were valued using the income approach.
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in millions)
Year Ending December 31,
2023	$14.8
2024	14.6
2025	14.4
2026	14.3
2027	14.2
Thereafter	99.5
Total	$171.8

The VOBA intangible asset is being amortized by product based on the present value of future premiums to be received. The VODA intangible asset with respect to the acquisition of NTA is being amortized on a straight-line basis. The VODA intangible asset with respect to the acquisition of BCGS was being amortized based on the present value of future profits to be received but will be amortized on a straight-line basis subsequent to the reporting date. The value of agency relationships intangible asset is being amortized based on the present value of future premiums to be received. The value of customer relationships intangible assets are being amortized based on the present value of future profits to be received for BCG and based on the present value of future premiums for Madison National.
Indefinite-lived intangible assets (not subject to amortization) as of December 31, 2022 were as follows:

($ in millions)	December 31, 2021	Impairments	Acquisitions	December 31, 2022
Trade names	$7.9	$(0.3)	$—	$7.6
State licenses	2.9	—	2.9	5.8
Total	$10.8	$(0.3)	$2.9	$13.4

The trade names intangible asset represents the present value of future savings accruing to NTA, BCG and BCGS by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. The state licenses intangible asset represents the regulatory licenses held by NTA and Madison National that were valued using the cost approach.
The Company conducts intangible asset impairment testing at least annually, or more often if events, changes or circumstances indicate that the carrying amounts may not be recoverable. See Note 1 for further description of impairment testing.
At October 1, 2022, the Company performed a qualitative assessment to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessment of qualitative factors, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount with the exception of lower than anticipated BCG revenues which triggered a requirement to evaluate the intangible assets associated with BCG. For the evaluation, the fair value of BCG's intangible assets were measured using discounted cash flow methods. The carrying amounts for customer relationships and trade names exceeded their fair values resulting in a $2.5 million intangible asset impairment charge for customer relationships and a $0.3 million intangible asset impairment charge for trade names.
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

NOTE 7 - Goodwill and Intangible Assets (continued)
were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount with the exception of lower than anticipated BCGS wealth management sales outside of the education markets which triggered a requirement to evaluate the intangible assets associated with BCGS. For the evaluation, the fair value of BCGS' intangible assets were measured using discounted cash flow methods. The carrying amounts for VODA and trade names exceeded their fair values resulting in a $3.6 million intangible asset impairment charge for VODA and a $0.8 million intangible asset impairment charge for trade names.
Intangible asset impairment charges are reported as Other expense - goodwill and intangible asset impairments in the Consolidated Statements of Operations and Comprehensive Income (Loss).
NOTE 8 - Unpaid Claims and Claim Expense Reserves
Property & Casualty Unpaid Claims and Claim Expense Reserves
The following table is a summary reconciliation of the beginning and ending Property & Casualty unpaid claims and claim expense reserves for the periods indicated. The table presents reserves on both a gross and net (after reinsurance) basis. The total net Property & Casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss). The end of the year gross reserve (before reinsurance balances and reinsurance recoverable balances) are reflected on a gross basis in the Consolidated Balance Sheets.

($ in millions)	Years Ended December 31,
	2022	2021	2020
Property & Casualty
Gross reserves, beginning of year	$362.4	$372.2	$387.0
Less: reinsurance recoverables	110.3	112.9	120.5
Net reserves, beginning of year(1)	252.1	259.3	266.5
Incurred claims and claim expenses:
Claims occurring in the current year	512.3	455.1	441.2
Increase (decrease) in estimated reserves for claims occurring in prior years(2)	22.0	(7.2)	(10.2)
Total claims and claim expenses incurred	534.3	447.9	431.0
Claims and claim expense payments for claims occurring during:
Current year	320.0	307.1	291.4
Prior years	178.5	148.0	146.8
Total claims and claim expense payments	498.5	455.1	438.2
Net reserves, end of year	287.9	252.1	259.3
Plus: reinsurance recoverables	100.8	110.3	112.9
Gross reserves, end of year	$388.7	$362.4	$372.2
(1)    Reserves are net of anticipated reinsurance recoverables.
(2)    Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also, refer to the paragraphs below for additional information regarding prior years' reserve development recognized in 2022, 2021 and 2020.

Underwriting results for Property & Casualty are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, which transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for Property & Casualty claims include provisions for payments to be made on reported claims (case reserves), IBNR claims and associated settlement expenses (together, loss reserves). The process by which these loss reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions, public attitudes and medical costs.
The Company believes the Property & Casualty loss reserves are appropriately established based on available facts, laws, and regulations. The Company calculates and recognizes a single best estimate of the reserve as of

Horace Mann Educators Corporation	Annual Report on Form 10-K 115

NOTE 8 - Unpaid Claims and Claim Expense Reserves (continued)
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
While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, given the relatively large proportion (approximately 71.4% as of December 31, 2022) of the Company's reserves that are in the longer-tail auto liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.
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
An accident year refers to classifying claims based on the year in which the claims occurred. For estimating short-tail coverage reserves (e.g., homeowners and auto physical damage), which comprise approximately 28.3% of the Company's total loss reserves as of December 31, 2022, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (primarily related to auto liability), which comprise approximately 71.4% of the Company's total loss reserves as of December 31, 2022, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.
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

NOTE 8 - Unpaid Claims and Claim Expense Reserves (continued)
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
See tables on the following pages of Note 8 for details of the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration and tables illustrating the incurred and paid claims development information by accident year on a net basis for the lines of homeowners, auto liability, and auto physical damage, which represents 99.7% of the Company's Property & Casualty incurred losses for 2022.
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
Based on the Company's products and coverages, historical experience, and various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property & Casualty loss reserves within a reasonable probability of other possible outcomes may be different than expected. A change in claim severity or claim frequency of approximately plus or minus 2.0% of reserves equates to plus or minus approximately $2.0 million of net income as of December 31, 2022. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.
Net favorable (unfavorable) development of total reserves for Property & Casualty claims occurring in prior years was $(22.0) million in 2022, $7.2 million in 2021 and $10.2 million in 2020. In 2022, Property & Casualty had unfavorable prior years' auto reserve development of $28.0 million, reflecting the impact on severity of overall inflation, higher medical costs, increased usage of medical services and the current judicial environment, as well as favorable prior years' property reserve development of $6.0 million as a result of favorable loss trends for accident years 2021 and prior. In 2021, the favorable development was the result of favorable loss trends in auto and homeowners loss emergence for accident years 2020 and prior. In 2020, the favorable development was predominantly the result of favorable loss trends in property for accident years 2019 and prior including the recognition of $4.8 million of subrogation received on the 2018 Camp Fire event.
The Company completes a detailed study of Property & Casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's Property & Casualty reserves as of December 31st of each year. The result of the independent actuarial study as of December 31, 2022 was consistent with management's analysis and selected estimates and did not result in any adjustments to the Company's Property & Casualty reserves recognized.
At the time each of the reserve analyses was performed, the Company believed that each estimate was based upon sound methodology and such methodologies were appropriately applied and that there were no trends

Horace Mann Educators Corporation	Annual Report on Form 10-K 117

NOTE 8 - Unpaid Claims and Claim Expense Reserves (continued)
which indicated the likelihood of future loss reserve development. The financial impact of net reserve development was therefore accounted for in the period that the development was determined.
No other adjustments were made in the determination of the liabilities during the periods covered by these consolidated financial statements. Management believes that, based on data currently available, it has reasonably estimated the Company's ultimate losses.
Below is the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners	78.9%	17.7%	2.2%	0.6%	0.5%	0.1%	—	—	—	—
Auto liability	37.9%	34.5%	14.7%	6.6%	3.4%	1.6%	0.6%	0.2%	0.4%	0.1%
Auto physical damage	95.0%	5.0%	—	—	—	—	—	—	—	—

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
The information about incurred and paid claims development for the years ended December 31, 2013 to 2021 is presented as unaudited supplementary information.

118 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 8 - Unpaid Claims and Claim Expense Reserves (continued)

($ in millions)
Homeowners
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2022
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
												(Actual)
2013	$105.6	$107.5	$104.0	$102.4	$102.3	$101.8	$101.7	$101.7	$101.7	$101.7	$—	19,226
2014		111.6	113.5	109.1	106.8	106.6	106.6	106.4	106.4	106.4	—	20,085
2015			111.7	115.1	114.4	114.1	115.1	114.9	114.9	114.9	—	18,716
2016				115.9	118.6	117.0	117.9	117.9	117.9	118.1	—	19,866
2017					126.3	129.8	132.7	130.7	130.8	130.8	—	19,863
2018						166.8	157.4	158.9	158.1	157.2	—	21,142
2019							130.4	129.9	132.1	130.9	1.0	17,564
2020								155.7	151.9	145.4	1.0	19,699
2021									150.2	150.7	2.0	16,580
2022										162.2	35.0	13,047
									Total	$1,318.3

($ in millions)
Homeowners
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$76.9	$96.6	$99.4	$101.0	$101.5	$101.7	$101.7	$101.7	$101.7	$101.7
2014		83.3	103.0	105.7	106.1	106.3	106.4	106.4	106.4	106.4
2015			90.7	109.3	111.9	113.3	114.6	114.9	114.7	114.7
2016				95.8	113.2	115.1	117.5	117.7	117.8	118.0
2017					106.8	128.5	129.8	130.0	130.5	130.7
2018						130.5	152.4	157.0	157.4	157.2
2019							103.8	126.2	129.1	130.0
2020								106.8	138.7	144.0
2021									114.9	146.3
2022										108.3
								Total		1,257.3
								Outstanding prior to 2013		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$61.0

Horace Mann Educators Corporation	Annual Report on Form 10-K 119

NOTE 8 - Unpaid Claims and Claim Expense Reserves (continued)

($ in millions)
Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2022
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
												(Actual)
2013	$153.9	$152.9	$150.7	$150.7	$148.1	$148.0	$148.1	$148.3	$147.7	$147.8	$—	47,375
2014		155.1	157.2	158.5	159.9	159.8	159.4	159.3	159.4	160.0	—	49,396
2015			165.5	172.6	177.0	178.3	178.7	179.2	178.9	178.8	—	50,637
2016				180.4	184.4	184.6	186.6	188.1	189.2	189.6	—	52,051
2017					188.0	188.8	188.6	189.1	191.7	192.9	1.0	49,017
2018						200.3	195.3	192.9	189.8	192.0	2.0	47,501
2019							181.1	180.1	176.7	181.5	5.0	46,290
2020								137.0	134.9	136.3	8.0	32,054
2021									142.2	157.8	23.0	34,251
2022										165.6	65.0	29,111
									Total	$1,702.3

($ in millions)
Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$62.2	$108.9	$131.2	$140.0	$145.3	$146.8	$147.4	$147.4	$147.5	$147.6
2014		61.3	117.5	139.5	149.1	155.8	157.6	158.6	158.8	160.0
2015			70.8	134.5	158.0	170.1	174.5	176.7	177.7	178.3
2016				73.1	140.9	166.8	177.8	184.5	188.1	189.0
2017					70.7	139.5	166.6	179.8	185.8	190.8
2018						77.5	141.5	168.6	180.7	188.0
2019							69.7	129.1	155.5	170.9
2020								51.5	94.0	118.2
2021									52.9	112.5
2022										55.8
								Total		1,511.1
								Outstanding prior to 2013		1.3
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$192.5

120 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 8 - Unpaid Claims and Claim Expense Reserves (continued)

($ in millions)
Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2022
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
												(Actual)
2013	$91.4	$88.9	$88.7	$88.6	$88.5	$88.5	$88.5	$88.5	$88.4	$88.4	$—	80,923
2014		95.6	95.6	95.4	95.2	95.2	95.2	95.2	95.2	95.2	—	87,907
2015			99.3	98.0	97.6	97.5	97.6	97.6	97.6	97.6	—	87,505
2016				112.4	109.5	109.3	109.6	109.6	109.5	109.5	—	93,234
2017					115.5	111.8	110.5	110.6	110.5	110.6	—	91,300
2018						109.0	108.9	108.3	108.3	108.2	—	94,482
2019							111.6	110.5	110.0	110.0	(0.1)	92,198
2020								87.0	86.9	87.1	(0.3)	68,815
2021									105.0	105.7	(0.3)	72,659
2022										125.7	(6.3)	70,086
									Total	$1,038.0

($ in millions)
Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$85.1	$88.7	$88.6	$88.5	$88.5	$88.5	$88.5	$88.4	$88.4	$88.4
2014		88.9	95.4	95.3	95.3	95.3	95.2	95.2	95.2	95.2
2015			92.1	97.9	97.7	97.6	97.6	97.6	97.6	97.6
2016				106.5	109.7	109.5	109.6	109.6	109.6	109.5
2017					105.2	110.8	110.7	110.6	110.6	110.6
2018						103.6	109.1	108.3	108.3	108.2
2019							106.2	110.7	110.1	110.1
2020								84.1	87.6	87.4
2021									97.3	105.8
2022										114.6
								Total		1,027.4
								Outstanding prior to 2013		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$10.6

Horace Mann Educators Corporation	Annual Report on Form 10-K 121

NOTE 8 - Unpaid Claims and Claim Expense Reserves (continued)
Group Benefits Unpaid Claims and Claim Expense Reserves
The following table is a summary reconciliation of the beginning and ending Group Benefits unpaid claims and claim expense reserves for the year ended December 31, 2022. The table presents reserves on both a gross and net (after reinsurance). The total net Group Benefits insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss). The end of the year gross reserve (before reinsurance balances and reinsurance recoverable balances) are reflected on a gross basis in the Consolidated Balance Sheets.

($ in millions)	Year Ended December 31,
2022
Group Benefits
Gross reserves, beginning of year	$135.2
Less: reinsurance recoverables	37.8
Net reserves, beginning of year(1)	97.4
Incurred claims and claim expenses:
Claims occurring in the current year	78.3
Increase (decrease) in estimated reserves for claims occurring in prior years(2)	(11.1)
Total claims and claim expenses incurred	67.2
Claims and claim expense payments for claims occurring during:
Current year	35.1
Prior years	35.1
Total claims and claim expense payments	70.2
Net reserves, end of year	94.4
Plus: reinsurance recoverables	38.2
Gross reserves, end of year	$132.6
(1)    Reserves are net of anticipated reinsurance recoverables.
(2)    Shows the amounts by which the Company increased (decreased) its reserves for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also, refer to the paragraphs below for additional information regarding prior years' reserve development recognized in 2022.

The Company's Group Benefits has short-duration contracts that are generated from specialty health and group disability lines of business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.
The Company maintains loss reserves for these lines of business to cover its estimated liability for unpaid losses and loss adjustment expenses, where material, (including legal, other fees, and costs not associated with specific claims but related to the claims payment function) for reported and unreported claims incurred as of the end of each accounting period. These loss reserves are based on actuarial assumptions. Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trends resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company’s reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company’s results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments. The Company's estimate of loss represents management's best estimate of the Company's liability at the reporting date.
The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability. The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that loss ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the loss ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2022, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $0.8 million pretax with a corresponding increase or decrease to Benefits, claims and settlement expenses in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

122 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 8 - Unpaid Claims and Claim Expense Reserves (continued)
For the specialty health line of business, IBNR claims liabilities plus expected development on reported claims are calculated using standard actuarial methods and practices. The “primary” assumption in the determination of specialty health reserves is that historical claim development patterns are representative of future claim development patterns. Factors that may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims, and the incidence of unusually large claims. Liabilities for claims for specialty health coverages are computed using completion factors and expected net loss ratios derived from actual historical premium and claim data. The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material. The Company has business that is serviced by third-party administrators. From time to time, there are changes in the timing of claims processing due to any number of factors including, but not limited to, system conversions and staffing changes during the year. These changes are monitored by the Company and the effects of these changes are taken into consideration during the claim reserving process. While these calculations are based on standard methodologies, they are estimates based on historical patterns. To the extent that actual claim payment patterns differ from historical patterns, such estimated reserves may be redundant or inadequate. The effects of such deviations are evaluated by considering claim backlog statistics and reviewing the reasonableness of projected claim ratios. Other factors which may affect the accuracy of policy benefits and claim estimates include the proportion of large claims which may take longer to adjudicate, changes in billing patterns by providers and changes in claim management practices such as hospital bill audits. Since the Company's analysis considers a variety of outcomes related to these factors, the Company does not believe that any reasonably likely change in these factors will have a material effect.
With regards to the Company’s group disability line of business, the two “primary” assumptions on which disability policy benefits and claims are based are: (i) morbidity levels; and (ii) recovery rates. If morbidity levels increase, for example due to an epidemic or a recessionary environment, the Company would increase reserves because there would be more new claims than expected. With regards to the assumed recovery rate, if disabled lives recover more quickly than anticipated then the existing claims reserves would be reduced; if less quickly, the existing claims reserves would be increased. Advancements in medical treatments could affect future recovery, termination, and mortality rates.
In 2022, Group Benefits had net favorable prior years' reserve development of $11.1 million which was primarily the result of favorable loss trends in specialty health and group disability for loss years 2021 and prior.
Below is the average annual percentage payout of incurred claims by age for Group Benefits, also referred to as a history of claims duration:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Specialty health	74.9%	24.1%	0.5%	0.2%	0.1%	0.2%	—%	—%	—%	—%
Group disability	18.0%	17.9%	5.6%	2.5%	1.8%	1.5%	1.2%	0.8%	0.5%	0.3%

The following tables illustrate the incurred and paid claims development by accident year on a net basis for the lines of specialty health and group disability. Conditions and trends that have affected the development of these reserves in the past will not necessarily reoccur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.
The information about incurred and paid claims development for the years ended December 31, 2013 to 2021 is presented as unaudited supplementary information.

Horace Mann Educators Corporation	Annual Report on Form 10-K 123

NOTE 8 - Unpaid Claims and Claim Expense Reserves (continued)

($ in millions)
Specialty Health
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2022
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
												(Actual)
2013	$76.1	$75.6	$75.3	$75.3	$75.3	$75.2	$75.2	$75.2	$75.2	$75.2	$—	454,069
2014		59.6	56.3	55.9	56.0	56.0	56.0	56.0	56.0	56.0	—	337,987
2015			33.3	30.9	30.3	30.3	30.3	30.4	30.4	30.4	—	183,433
2016				12.5	11.2	11.1	11.1	11.1	11.1	11.1	—	67,274
2017					10.6	9.7	9.6	9.6	9.6	9.6	—	63,487
2018						12.9	13.2	13.0	12.7	12.6	—	95,208
2019							10.6	9.5	9.6	9.5	—	72,742
2020								6.8	5.8	5.7	—	43,560
2021									22.8	17.7	4.8	71,407
2022										22.6	12.0	81,491
									Total	$250.4

($ in millions)
Specialty Health
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$56.0	$74.8	$75.1	$75.1	$75.0	$75.2	$75.2	$75.2	$75.2	$75.2
2014		43.4	54.9	55.4	55.7	55.9	56.0	56.0	56.0	56.0
2015			24.9	30.4	30.3	30.3	30.3	30.4	30.4	30.4
2016				5.5	11.0	11.1	11.1	11.1	11.1	11.1
2017					7.3	9.4	9.6	9.6	9.6	9.6
2018						8.8	12.1	12.5	12.6	12.6
2019							7.5	9.3	9.5	9.5
2020								4.2	5.6	5.7
2021									2.9	12.9
2022										10.5
								Total		233.5
								Outstanding prior to 2013		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$16.9

124 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 8 - Unpaid Claims and Claim Expense Reserves (continued)

($ in millions)
Group Disability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2022
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
												(Actual)
2013	$33.0	$30.8	$29.9	$32.1	$31.7	$31.4	$31.5	$31.1	$31.0	$31.4	$—	2,720
2014		16.3	13.3	14.8	14.4	14.3	14.5	14.7	14.3	14.6	—	2,862
2015			25.3	19.2	16.6	14.7	14.6	15.2	15.2	14.7	—	3,344
2016				28.5	28.6	27.4	26.0	26.3	26.8	28.1	0.4	3,615
2017					29.9	26.0	22.9	22.4	23.3	24.0	0.2	3,900
2018						29.8	26.6	23.2	22.7	23.3	0.2	4,163
2019							34.5	33.5	30.2	29.9	0.4	4,540
2020								36.7	34.3	34.1	0.5	4,336
2021									37.8	41.3	1.5	5,084
2022										39.2	11.9	3,444
									Total	$280.6

($ in millions)
Group Disability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$5.5	$12.5	$16.4	$19.4	$21.5	$23.5	$25.0	$26.2	$27.2	$27.8
2014		3.7	8.5	9.9	10.6	11.1	11.7	12.1	12.4	12.7
2015			6.8	14.0	16.6	17.2	17.6	18.1	18.6	18.9
2016				8.3	16.4	19.3	20.3	21.1	21.8	22.4
2017					8.5	16.1	17.9	18.3	18.9	19.4
2018						8.4	16.1	18.0	18.9	19.6
2019							11.8	22.8	24.3	24.7
2020								12.4	22.7	25.5
2021									11.8	24.0
2022										11.7
								Total		206.7
								Outstanding prior to 2013		7.5
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$81.4
								Effect of discounting		(12.4)
								Discounted net reserves		$69.0

Horace Mann Educators Corporation	Annual Report on Form 10-K 125

NOTE 8 - Unpaid Claims and Claim Expense Reserves (continued)
Reconciliation of Net Incurred and Paid Claims Development Tables for Property & Casualty and Group Benefits to Unpaid Claims and Claim Expense Reserves in the Consolidated Balance Sheet

($ in millions)	Year Ended December 31,
2022
Property & Casualty and Group Benefits
Net reserves
Homeowners	$61.0
Auto liability	192.5
Auto physical damage	10.6
Specialty health	16.9
Group disability	69.0
Other short duration lines	10.5
Total net reserves for unpaid claims and claim adjustment expenses, net of reinsurance	360.5

Reinsurance recoverable on unpaid claims
Homeowners	(4.4)
Auto liability	97.6
Specialty health	0.2
Group disability	25.6
Other short duration lines	20.0
Total reinsurance recoverable on unpaid claims	139.0

Insurance lines other than short duration(1)	64.6
Unallocated claims adjustment expenses	21.0
Total other than short duration and unallocated claims adjustment expenses	85.6

Gross reserves, end of year(1)	$585.1
(1)    This line includes Life & Retirement and Supplemental reserves included in the Consolidated Balance Sheet.
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
The Company's catastrophe losses incurred were approximately $80.0 million, $78.2 million and $84.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. For 2022, catastrophe losses were impacted by winter storm events, wind/hail/tornado and hurricane events.

126 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 9 - Reinsurance and Catastrophes (continued)
The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and included in the amounts being reported as Reinsurance balances receivable in the Consolidated Balance Sheets were as follows:

($ in millions)	December 31,
	2022	2021
Reinsurance recoverables on reserves and unpaid claims
Property & Casualty
Reinsurance companies	$3.1	$10.4
State insurance facilities	97.7	99.9
Group benefits	352.4	—
Life and health	9.3	9.3
Total	$462.5	$119.6

As of December 31, 2022, the Company had a reinsurance recoverable in the amount of $214.1 million from National Guardian Life Insurance Company (NGL) that exceeded 10.0% of consolidated shareholders' equity as of the reporting date. NGL currently has an assigned credit rating of A by A.M. Best.
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

($ in millions)	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Year Ended December 31, 2022
Net premiums written and contract deposits(2)	$1,495.2	$62.9	$53.0	$1,485.3
Net premiums and contract charges earned	1,048.0	72.0	53.0	1,029.0
Benefits, claims and settlement expenses	787.2	43.6	18.0	761.6

Year Ended December 31, 2021
Net premiums written and contract deposits(2)	1,370.1	23.1	9.4	1,356.4
Net premiums and contract charges earned	913.2	33.3	9.7	889.6
Benefits, claims and settlement expenses	619.3	7.8	6.2	617.7

Year Ended December 31, 2020
Net premiums written and contract deposits(2)	1,369.9	20.4	9.8	1,359.3
Net premiums and contract charges earned	949.6	28.8	9.9	930.7
Benefits, claims and settlement expenses	475.7	(86.2)	7.0	568.9
(1)    Excludes the annuity reinsurance agreement accounted for using the deposit method that is discussed in Note 6.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2022. Past due reinsurance recoverables as of December 31, 2022 were not material.
The Company maintains property and casualty catastrophe excess of loss reinsurance coverage. For 2022, the Company's catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (FHCF). The catastrophe excess of loss contract provided 95% coverage for catastrophe losses above a retention of $25.0 million per occurrence up to $175.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million and $85.0 million excess of $90.0 million.

Horace Mann Educators Corporation	Annual Report on Form 10-K 127

NOTE 9 - Reinsurance and Catastrophes (continued)
For liability coverages, in 2022, the Company reinsured each loss above a retention of $5.0 million per occurrence up to $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.
The maximum individual life insurance risk retained by the Company is $0.5 million on any individual life, while either $0.1 million or $0.125 million is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. For 2022, the Company reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. The Company's life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
With regards to worksite direct insurance products, the Company retains all of the risk on its supplemental health product lines, including accidental death risk embedded within certain products. However, the Company’s other accidental death and dismemberment risk issued through all other policies and riders are ceded 100%.
With regards to employer-sponsored products, the Company has retained approximately 72.6% of gross and assumed group disability and specialty health benefits in 2022. The Company has a block of individual life and annuity benefits that is effectively 100% ceded. The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line and has the ability to adjust retention as appropriate.
NOTE 10 - Debt
Indebtedness and scheduled maturities consisted of the following:

($ in millions)	Interest Rates	Final Maturity	December 31,
			2022	2021
Short-term debt
Revolving Credit Facility	Variable	2026	$249.0	$249.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.2 and $0.3 and unamortized debt issuance costs of $0.8 and $1.1	4.50%	2025	249.0	248.6
FHLB borrowings	0.00%	2022	—	5.0
Total			$498.0	$502.6
(1)    The Company designates debt obligations as "long-term" based on maturity date at issuance.
Credit Agreement with Financial Institutions (Revolving Credit Facility)
Effective July 12, 2021, the Company, as borrower, amended its Credit Agreement (Revolving Credit Facility). The amended Revolving Credit Facility increased the amount available from $225.0 million to $325.0 million. PNC Bank, National Association and JPMorgan Chase Bank, N.A. serve as joint lead arrangers under the amended Revolving Credit Facility, with The Northern Trust Company, KeyBank National Association, U.S. Bank National Association, Illinois National Bank and Comerica Bank as lenders participating in the syndicate. Terms and conditions of the Revolving Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points. The amended Revolving Credit Facility expires on July 12, 2026.
As of December 31, 2022, the amount outstanding on the Revolving Credit Facility was $249.0 million. The $76.0 million unused portion of the Revolving Credit Facility is available for use and subject to a variable commitment fee, which was 0.15% on an annual basis as of December 31, 2022.
Senior Notes
As of December 31, 2022, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount of 0.265% resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. The Senior

128 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Federal Home Loan Bank Borrowings
In 2017, Horace Mann Insurance Company (HMIC) became a member of FHLB, which provides HMIC with access to collateralized borrowings and other FHLB products. As membership requires the ownership of membership stock, in June 2017, HMIC purchased common stock to meet the membership requirement. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage - such as 2.0% based on the Reduced Capitalization Advance Program. In the fourth quarter of 2017, HMIC purchased common stock to meet the activity-based requirement. In 2021, the Board authorized a maximum amount equal to 25% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowings. As of December 31, 2022, the Company had no borrowings outstanding with FHLB.
Covenants
The Company is in compliance with all of the financial covenants contained in the Senior Notes indenture and the Revolving Credit Facility agreement, consisting primarily of relationships of (1) debt to capital, (2) net worth, as defined in the financial covenants, (3) insurance subsidiaries' risk-based capital and (4) securities subject to funding agreements and securities lending transactions (including repurchase transactions, reverse repurchase transactions, fee-based transactions and other similar securities lending agreements).
NOTE 11 - Income Taxes
The income tax assets and liabilities included in Other assets and Other liabilities, respectively, in the Consolidated Balance Sheets were as follows:

($ in millions)	December 31,
	2022	2021
Income tax (asset) liability
Current	$(18.8)	$(9.5)
Deferred	6.2	190.5

Horace Mann Educators Corporation	Annual Report on Form 10-K 129

NOTE 11 - Income Taxes (continued)
Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The "temporary differences" that gave rise to the deferred tax balances were as follows:

($ in millions)	December 31,
	2022	2021
Deferred tax assets
Other comprehensive income - net unrealized losses on securities	$105.8	$—
Unearned premium reserve reduction	10.1	11.7
Compensation accruals	8.4	9.6
Impaired securities	2.0	2.3
Other comprehensive income - net funded status of benefit plans	2.3	2.7
Discounting of unpaid claims and claim expense tax reserves	2.8	2.5
Net operating loss carryforward	3.6	—
Intangibles	0.1	0.1
Postretirement benefits other than pensions	0.2	0.3
Total gross deferred tax assets	135.3	29.2
Deferred tax liabilities
Other comprehensive income - net unrealized gains on securities	—	101.1
Deferred policy acquisition costs	73.0	37.3
Life insurance future policy benefit reserve	30.9	30.7
Life insurance future policy benefit reserve (transitional rule)	6.4	8.5
Discounting of unpaid claims and claim expense tax reserves (transitional rule)	0.5	0.6
Investment related adjustments	29.9	37.3
Other, net	0.8	4.2
Total gross deferred tax liabilities	141.5	219.7
Net deferred tax liability	$6.2	$190.5

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2022 and 2021.
The components of the provision for income tax expense (benefit) were as follows:

($ in millions)	Years Ended December 31,
	2022	2021	2020
Current	$(0.7)	$27.7	$16.9
Deferred	(8.6)	4.4	9.4
Total income tax expense (benefit)	$(9.3)	$32.1	$26.3

130 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 11 - Income Taxes (continued)
Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 21% for 2022, 2021 and 2020 to income before income taxes as follows:

($ in millions)	Years Ended December 31,
	2022	2021	2020
Expected federal tax on income	$(2.5)	$36.7	$33.5
Add (deduct) tax effects of:
Tax-exempt interest	(3.3)	(3.9)	(4.2)
Dividend received deduction	(3.2)	(2.2)	(1.5)
Goodwill impairment	—	—	0.2
CARES Act net operating loss carryback	—	—	(2.8)
Employee share-based compensation	(0.5)	(1.3)	(0.5)
Contingent consideration	(0.3)	—	—
Compensation deduction limitation	0.7	1.5	0.7
Research and development reserve	(0.4)	—	0.2
Prior year adjustments	0.1	0.1	(0.2)
Other, net	0.1	1.2	0.9
Income tax expense (benefit) provided on income	$(9.3)	$32.1	$26.3

The Company's federal income tax returns for years prior to 2019 are no longer subject to examination by the Internal Revenue Service (IRS).
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
HMEC and its subsidiaries file a consolidated federal income tax return. The federal income tax sharing agreements between HMEC and its subsidiaries, as approved by the Board, provide that tax on income is charged to each subsidiary as if it were filing a separate tax return with the limitation that each subsidiary will receive the benefit of any losses or tax credits to the extent utilized in the consolidated tax return. Intercompany balances are settled quarterly with a final settlement after filing the consolidated federal income tax return with the IRS. National Teachers Associates Life Insurance Company and NTA Life Insurance Company of New York are not included in HMEC's consolidated federal income tax return and will file separate federal income tax returns until they are eligible to participate in HMEC's consolidated federal income tax return. This is expected to occur in 2025. Madison National Life Insurance Company is included in the consolidated federal income tax return and tax sharing agreement as of its acquisition by HMEC.

Horace Mann Educators Corporation	Annual Report on Form 10-K 131

NOTE 11 - Income Taxes (continued)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

($ in millions)	Years Ended December 31,
	2022	2021	2020
Balance as of the beginning of the year	$1.7	$2.3	$2.0
Increases related to prior year tax positions	—	—	0.2
Decreases related to prior year tax positions	—	(0.1)	—
Increases related to current year tax positions	—	—	0.1
Settlements	—	—	—
Lapse of statute	(1.3)	(0.5)	—
Balance as of the end of the year	$0.4	$1.7	$2.3

The Company's effective tax rate would be affected to the extent there were unrecognized tax benefits that could be recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly change within the next 12 months. The Company decreased liabilities for unrecognized tax benefits in the amount of $1.3 million, $0.5 million, and $0 related to the lapse of statues for the years ended December 31, 2022, 2021, and 2020 respectively.
The Company classifies all tax related interest and penalties as income tax expense.
Interest and penalties were both immaterial in each of the years ended December 31, 2022, 2021 and 2020.
NOTE 12 - Operating Leases
The Company has various operating lease agreements, primarily for real estate offices. Such leases have remaining lease terms of 1 year to 7 years, some of which may include options to extend certain leases for up to an additional 10 years.
The components of lease expense were as follows:

($ in millions)	Years Ended December 31,
	2022	2021
Operating lease cost	$4.3	$4.3
Short-term lease cost	0.8	0.1
Total lease cost	$5.1	$4.4

Supplemental cash flow information related to operating leases was as follows:

($ in millions)	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$4.2	$4.3

Supplemental balance sheet information related to operating leases were as follows:

($ in millions, except lease term and discount rate)	December 31,
	2022	2021
Assets
Right of use assets, included in Other assets	$11.6	$9.0
Liabilities
Operating lease liabilities, included in Other liabilities	$12.2	$10.0

Weighted average remaining lease term	6.1	3.1
Weighted average discount rate	4.0%	3.7%

132 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 12 - Operating Leases (continued)
Future minimum lease payments under non-cancellable operating leases as of December 31, 2022 are as follows:

($ in millions)
Year Ending December 31,
2023	$3.8
2024	3.0
2025	1.7
2026	0.8
2027	0.8
Thereafter	3.9
Total future minimum lease payments	14.0
Less imputed interest	(1.8)
Total	$12.2

NOTE 13 - Shareholders' Equity and Share-Based Compensation
Share Repurchase Program and Treasury Shares
On May 25, 2022, the Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (i.e., the 2022 Program) to begin following the completion of the $50 million repurchase plan which was authorized on September 30, 2015 (i.e., the 2015 Program). Both Programs authorize the repurchase of the Company's common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice. The 2015 Program was completed in July 2022 and the Company began repurchasing shares under the 2022 Program.
During 2022, the Company repurchased 670,816 shares of its common stock, or 1.6% of the shares outstanding as of December 31, 2021, at an aggregate cost of $24.0 million, or an average price of $35.82 per share. During 2021, the Company repurchased 140,758 shares of its common stock, or 0.2% of the shares outstanding as of December 31, 2020, at an aggregate cost of $5.3 million, or an average price of $37.49 per share. During 2020, the Company repurchased 52,095 shares of its common stock, or 0.1% of the shares outstanding as of December 31, 2019, at an aggregate cost of $2.2 million, or an average price of $41.17 per share. In total and through December 31, 2022, 1,696,221 shares were repurchased under the Programs at an average price of $34.31 per share. The repurchase of shares was funded through use of cash. As of December 31, 2022, $41.3 million remained authorized for future share repurchases under the 2022 Program.
As of December 31, 2022, the Company held 25,714,153 shares in treasury.
Authorization of Preferred Stock
In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of 0.001 par value preferred stock. The Board is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were issued or outstanding as of December 31, 2022 and 2021.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 133

NOTE 13 - Shareholders' Equity and Share-Based Compensation (continued)
value award. In May 2021, the shareholders of HMEC approved an amendment and restatement of the Comprehensive Plan which included an increase of 2,500,000 in the number of shares of common stock reserved for issuance under the Comprehensive Plan. As of December 31, 2022, approximately 1,998,249 shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.
As further described in the paragraphs below, CSUs, stock options and RSUs under the Comprehensive Plan were as follows:

	December 31,
	2022	2021	2020
CSUs related to deferred compensation for Directors	15,372	26,313	23,609
CSUs related to deferred compensation for employees	12,437	16,571	20,467
Stock options	1,194,352	1,032,128	916,287
RSUs related to incentive compensation	816,759	834,981	823,393
Total	2,038,920	1,909,993	1,783,756
Director Common Stock Units
Deferred compensation for Directors is in the form of CSUs, which represent an equal number of common shares to be issued in the future. The outstanding units of Directors serving on the Board accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.
Employee Common Stock Units
Deferred compensation for employees is in the form of CSUs, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2022, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.
Stock Options
Options to purchase shares of HMEC common stock may be granted to executive officers, other employees and Directors. The options become exercisable in installments based on service generally beginning in the first year from the date of grant and generally become fully vested 4 years from the date of grant. The options generally expire 10 years from the date of grant. The exercise price of the option is equal to the market price of HMEC's common stock on the date of grant resulting in a grant date intrinsic value of $0.
Changes in outstanding options were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable
December 31, 2021	$39.10	$28.88-$42.95	1,032,128	592,701
Granted	$41.39	$41.39-$41.39	162,224	—
Vested	$40.88	$38.99-$42.95	—	173,743
Exercised	$—	0-0	—	—
Forfeited	$—	0-0	—	—
Expired	$—	0-0	—	—
December 31, 2022	$39.41	$28.88-$42.95	1,194,352	766,444

134 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 13 - Shareholders' Equity and Share-Based Compensation (continued)
Option information segregated by ranges of exercise prices were as follows:

	December 31, 2022
		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term
	28.88-32.35	195,192	$30.81	2.59	195,192	$30.81	2.59
	38.05-41.39	525,180	$40.07	7.71	191,968	$39.19	6.54
	41.83-42.95	473,980	$42.22	5.69	379,284	$42.31	5.32
Total		1,194,352	$39.41	6.07	766,444	$38.60	4.93

The weighted average exercise prices of vested and exercisable options as of December 31, 2021 and 2020 were $37.94 and $36.59, respectively.
As of December 31, 2022, based on a closing stock price of $37.37 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $1.3 million and $1.3 million, respectively.
Restricted Stock Units
RSUs may be granted to executive officers, other employees and Directors and represent an equal number of common shares to be issued in the future. The RSUs vest in installments based on service or attainment of performance criteria generally beginning in the first year from the date of grant and generally become fully vested 1 to 3 years from the date of grant. The outstanding units accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional RSUs.
Changes in outstanding RSUs were as follows:

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
December 31, 2021	834,981	$34.50	469,359	$28.27

Granted(1)	208,993	$45.29	—	—
Adjustment for performance achievement	9,464	$39.74	—	—
Vested	—	—	174,131	$40.91
Forfeited	(9,271)	$44.58	—	—
Distributed(2)	(227,408)	$36.74	(227,408)	—

December 31, 2022	816,759	$36.58	416,082	$28.93
(1)    Includes dividends reinvested into additional RSUs.
(2)    Includes distributed units which were utilized to satisfy withholding taxes due on the distribution.

Horace Mann Educators Corporation	Annual Report on Form 10-K 135

NOTE 14 - Statutory Information and Dividend Restrictions

The insurance departments of various states in which the insurance subsidiaries of HMEC are domiciled recognize as net income and surplus those amounts determined in conformity with statutory accounting principles prescribed or permitted by the insurance departments, which differ in certain respects from GAAP.
HMEC has principal insurance subsidiaries domiciled in Illinois, New York, Wisconsin and Texas. The statutory financial statements of these subsidiaries are prepared in accordance with accounting principles prescribed or permitted by the Illinois Department of Insurance, the New York Department of Financial Services, the Wisconsin Office of the Commissioner of Insurance and the Texas Department of Insurance, as applicable. Prescribed statutory accounting principles include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules.
In converting from statutory to GAAP, typical adjustments include DAC, certain reinsurance transactions, the inclusion of statutory non-admitted assets and the inclusion of net unrealized investment gains or losses in shareholders' equity relating to fixed maturity securities.
The following table includes selected information for HMEC's insurance subsidiaries:

($ in millions)	Year Ended December 31,
	2022	2021	2020
Consolidated net income, statutory basis	$77.0	$114.8	$141.9
Consolidated capital and surplus, statutory basis(1)	$1,024.5	$955.1	$937.3
(1)    Subject to regulatory restrictions.

The NAIC has risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. As of December 31, 2022 and 2021, the minimum statutory-basis capital and surplus required to be maintained by HMEC's insurance subsidiaries was $123.3 million and $123.0 million, respectively. As of December 31, 2022 and 2021, statutory capital and surplus of each of the Company's insurance subsidiaries was above required levels. The restricted net assets of HMEC's insurance subsidiaries were $28.6 million and $26.2 million as of December 31, 2022 and 2021, respectively. The minimum statutory basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC's insurance subsidiaries combined. Authorized control level risk-based capital represents the minimum level of statutory basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer. The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.
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

136 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Plan Expense
Plan expense recognized for the non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $10.7 million, $9.2 million and $10.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Plan Contributions and Assets
Plan contributions to employees' accounts under the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

($ in millions)	Year Ended December 31,
	2022	2021	2020
401(k) plan
Contributions to employees' accounts	$9.4	$8.2	$8.2
Total assets at the end of the year	207.1	246.9	228.4

Non-qualified defined contribution plan
Contributions to employees' accounts	0.1	0.1	0.1
Total assets at the end of the year	—	—	—

Horace Mann Educators Corporation	Annual Report on Form 10-K 137

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)
Defined Benefit Plan and Supplemental Retirement Plans
The following tables summarize the funded status of the defined benefit and supplemental retirement pension plans as of December 31, 2022, 2021 and 2020 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

($ in millions)	Defined Benefit Plan			Supplemental Defined Benefit Plans
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
Change in benefit obligation:
Projected benefit obligation at beginning of year	$22.2	$24.3	$24.8	$14.5	$15.7	$15.2
Service cost	0.7	0.6	0.7	—	—	—
Interest cost	0.5	0.5	0.7	0.3	0.3	0.5
Plan amendments	—	—	—	—	—	—
Actuarial loss (gain)	(3.7)	(0.6)	1.0	(2.1)	(0.2)	1.3
Benefits paid	(2.5)	(2.6)	(1.5)	(1.3)	(1.3)	(1.3)
Settlements	—	—	(1.4)	—	—	—
Projected benefit obligation at end of year	$17.2	$22.2	$24.3	$11.4	$14.5	$15.7
Change in plan assets:
Fair value of plan assets at beginning of year	$19.8	$22.0	$23.2	$—	$—	$—
Actual return on plan assets	(3.2)	1.0	2.3		—	—
Employer contributions	—	—	—	1.3	1.3	1.3
Benefits paid	(2.5)	(2.6)	(1.5)	(1.3)	(1.3)	(1.3)
Expenses paid	(0.5)	(0.6)	(0.6)	—	—	—
Settlements		—	(1.4)	—	—	—
Fair value of plan assets at end of year	$13.6	$19.8	$22.0	$—	$—	$—
Funded status	$(3.6)	$(2.4)	$(2.3)	$(11.4)	$(14.5)	$(15.7)

Prepaid (accrued) benefit expense	$4.1	$4.9	$5.5	$(8.1)	$8.7	$(9.3)

Total amount recognized in Consolidated Balance Sheets, all in Other liabilities	$(3.6)	$(2.4)	$(2.3)	$(11.4)	$(14.5)	$(15.7)

Amounts recognized in accumulated other comprehensive income (loss) (AOCI):
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss	(7.9)	(7.3)	(7.8)	(3.3)	(6.5)	(6.4)
Total amount recognized in AOCI	$(7.9)	$(7.3)	$(7.8)	$(3.3)	$(6.5)	$(6.4)

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$17.2	$22.2	$24.3	$11.4	$14.5	$15.7
Accumulated benefit obligation	17.2	22.2	24.3	11.4	14.5	15.7
Fair value of plan assets	13.6	19.8	22.0	—	—	—

138 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)
The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2022 was primarily attributable to an increase in the discount rate and better than expected asset returns partially offset by lower than expected asset returns, updates to mortality assumptions and updated census data. The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2021 was primarily attributable to an increase in the discount rate and better than expected asset returns partially offset by updates to mortality assumptions, updated census data and an updated mortality projection scale. The change in the Company's AOCI for the defined benefit plans for the year ended December 31, 2020 was primarily attributable to better than expected asset returns, updates to mortality assumptions and updated census data partially offset by a decrease in the discount rate and an updated mortality projection scale.

($ in millions)	Defined Benefit Plan			Supplemental Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$—	$—	$—	$—	$—	$—
Other expenses	0.7	0.6	0.7	—	—	—
Interest cost	0.5	0.5	0.7	0.3	0.3	0.5
Expected return on plan assets	(0.8)	(0.9)	(1.0)	—	—	—
Settlement loss	—	—	0.5	—	—	—
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	0.3	0.4	0.3	0.4	0.4	0.3
Net periodic pension expense	$0.7	$0.6	$1.2	$0.7	$0.7	$0.8

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	0.9	(0.2)	0.3	(2.1)	(0.2)	1.3
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	(0.3)	(0.4)	(0.8)	(0.4)	(0.4)	(0.3)
Total recognized in other comprehensive income (loss)	$0.6	$(0.6)	$(0.5)	$(2.5)	$(0.6)	$1.0

Weighted average assumptions used to determine expense:
Discount rate	2.57%	2.08%	3.10%	2.57%	2.08%	3.10%
Expected return on plan assets	4.80%	4.74%	4.80%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.39%	2.57%	2.08%	5.39%	2.57%	2.08%
Expected return on plan assets	4.80%	4.74%	4.80%	*		*
Annual rate of salary increase	*	*	*	*	*	*

*Not applicable.

Horace Mann Educators Corporation	Annual Report on Form 10-K 139

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)
The discount rates as of December 31, 2022 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Mercer Above Mean Yield Curve.
The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class.
The Company has an investment policy for the defined benefit pension plan that aligns the assets within the plan's trust. Management believes this allocation will produce the targeted long-term rate of return on assets necessary for payment of future benefit obligations, while providing adequate liquidity for payments to current beneficiaries. Assets are reviewed against the defined benefit pension plan's investment policy and the trustee has been directed to adjust invested assets at least quarterly to maintain the target allocation percentages.
Fair values of the equity security funds and fixed income funds have been determined from public quotations. The following table presents the fair value hierarchy for the Company's defined benefit pension plan assets, excluding cash held.

($ in millions)		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2022
Asset category
Equity security funds(1)
United States	$3.3	$—	$3.3	$—
International	3.3	—	3.3	—
Fixed income funds	6.5	—	6.5	—
Short-term investment funds	0.5	0.5	—	—
Total	$13.6	$0.5	$13.1	$—

December 31, 2021
Asset category
Equity security funds(1)
United States	$3.8	$—	$3.8	$—
International	3.3	—	3.3	—
Fixed income funds	12.4	—	12.4	—
Short-term investments funds	0.3	0.3	—	—
Total	$19.8	$0.3	$19.5	$—
(1)    None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC's common stock.

There were no Level 3 assets held during the years ended December 31, 2022 and 2021.
In 2023, the Company expects amortization of net losses of $0.2 million and $0.2 million for the defined benefit plan and the supplemental retirement plans, respectively, and expects no amortization of prior service cost for the supplemental retirement plans to be included in net periodic pension expense.
Postretirement Benefits Other than Pensions
As of December 31, 2006, upon discontinuation of retiree medical benefits, Health Reimbursement Accounts (HRAs) were established for eligible participants and totaled $7.3 million. As of December 31, 2022, the balance of the previously established HRAs was $1.2 million. Funding of HRAs was $0.1 million, $0.0 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

140 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 15 - Retirement Plans and Other Postretirement Benefits (continued)
2023 Contributions
In 2023, there is no minimum funding requirement for the Company's defined benefit plan. The following table discloses that minimum funding requirement and the expected full year contributions for the Company's plans.

($ in millions)	Defined Benefit Pension Plans
	Defined Benefit Plan	Supplemental Defined Benefit Plans
Minimum funding requirement for 2022	$—	$—
Expected contributions (approximations) for the year ended December 31, 2023 at the time of issuance of this Form 10-K(1)	$—	$1.3
(1)    HMEC's Annual Report on Form 10-K for the year ended December 31, 2022.
Estimated Future Benefit Payments
The Company's defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below. Therefore, actual results could vary from the estimates shown. Estimated future benefit payments as of December 31, 2022 were as follows:

($ in millions)	2023	2024	2025	2026	2027	2028-2032
Pension plans
Defined benefit plan	$2.1	$2.1	$2.0	$1.7	$1.6	$6.2
Supplemental retirement plans	1.3	1.2	1.2	1.2	1.1	4.9
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
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $704.2 million and $858.1 million for the years ended December 31, 2022 and 2021, respectively.

Horace Mann Educators Corporation	Annual Report on Form 10-K 141

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
In the Consolidated Balance Sheets, the Company recognizes the net funded status of benefit plans as a component of AOCI, net of tax.
Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

($ in millions)	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(2.6)	$142.8	$133.3
Other comprehensive income (loss):
Change in net unrealized investment gains (losses) on fixed maturity securities:
Net unrealized investment gains (losses) on securities arising during the period	(885.3)	(104.9)	184.0
Less: reclassification adjustment for net investment gains (losses) included in income before income tax	(61.6)	(8.5)	11.2
Total, before tax	(823.7)	(96.4)	172.8
Income tax expense (benefit)	(176.1)	(20.8)	36.9
Total, net of tax	(647.6)	(75.6)	135.9
Change in net funded status of benefit plans:
Before tax	1.8	1.2	(0.5)
Income tax expense (benefit)	0.4	0.2	(0.1)
Total, net of tax	1.4	1.0	(0.4)
Total comprehensive income (loss)	$(648.8)	$68.2	$268.8

142 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 17 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)
Accumulated Other Comprehensive Income (Loss)
The following table reconciles the components of AOCI for the periods indicated.

($ in millions)	Net Unrealized Investment Gains (Losses) on Securities(1)(2)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, January 1, 2022	$290.7	$(10.2)	$280.5
Other comprehensive income (loss) before reclassifications	(696.3)	1.4	(694.9)
Amounts reclassified from AOCI	48.7	—	48.7
Net current period other comprehensive income (loss)	(647.6)	1.4	(646.2)
Ending balance, December 31, 2022	$(356.9)	$(8.8)	$(365.7)

Beginning balance, January 1, 2021	$366.3	$(11.2)	$355.1
Other comprehensive income (loss) before reclassifications	(82.3)	1.0	(81.3)
Amounts reclassified from AOCI	6.7	—	6.7
Net current period other comprehensive income (loss)	(75.6)	1.0	(74.6)
Ending balance, December 31, 2021	$290.7	$(10.2)	$280.5

Beginning balance, January 1, 2020	$230.4	$(10.8)	$219.6
Other comprehensive income (loss) before reclassifications	144.7	(0.4)	144.3
Amounts reclassified from AOCI	(8.8)	—	(8.8)
Net current period other comprehensive income (loss)	135.9	(0.4)	135.5
Ending balance, December 31, 2020	$366.3	$(11.2)	$355.1
(1)    All amounts are net of tax.
(2)    The pretax amounts reclassified from AOCI, $(61.6) million, $(8.5) million and $11.2 million, are included in net investment gains (losses) and the related income tax expense (benefit), $(12.9) million, $(1.8) million and $2.4 million, are included in income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in Note 3.

Horace Mann Educators Corporation	Annual Report on Form 10-K 143

NOTE 18 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)	Years Ended December 31,
	2022	2021	2020
Cash	$42.2	$133.0	$21.8
Restricted cash	0.6	0.7	0.5
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$42.8	$133.7	$22.3

Cash paid during the year for:
Interest	$18.2	$13.5	$15.5
Income taxes	8.6	23.7	17.3

Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 19 - Segment Information
The Company conducts and manages its business through four reporting segments. The three reporting segments representing the major lines of business, are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). The Company does not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those reporting segments, but classifies those items in the fourth reporting segment, Corporate & Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable.
In 2021 and prior, the Company conducted and managed its business through five reporting segments. The four reporting segments representing the major lines of business, were: (1) Property & Casualty, (2) Supplemental, (3) Retirement, and (4) Life. The Company did not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those reporting segments, but classifies those items in the fifth reporting segment, Corporate & Other. The change in reporting segments in 2022 aligns with leadership assignments and how the Company makes operating decisions and assesses performance as well as maintaining discrete financial information to evaluate performance and allocate resources. Accordingly, the presentation of prior period reporting segment information has been reclassified to conform to the current year's presentation.
The accounting policies of the reporting segments are the same as those described in Note 1. The Company accounts for intersegment transactions, primarily the allocation of operating and agency costs from Corporate & Other to Property & Casualty, Life & Retirement, and Supplemental & Group Benefits on a direct cost basis.

144 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 19 - Segment Information (continued)
Summarized financial information for these segments is as follows:

($ in millions)	December 31,
	2022	2021	2020
Net premiums and contract charges earned
Property & Casualty	$608.2	$617.4	$650.1
Life & Retirement	145.3	144.2	147.0
Supplemental & Group Benefits(1)	275.5	128.0	133.6
Total	$1,029.0	$889.6	$930.7

Net investment income
Property & Casualty	$31.4	$61.1	$42.6
Life & Retirement	338.3	338.6	299.3
Supplemental & Group Benefits(1)	33.3	25.2	18.1
Corporate & Other	—	(0.1)	(0.2)
Intersegment eliminations	(2.1)	(2.3)	(2.2)
Total	$400.9	$422.5	$357.6

Net income (loss)
Property & Casualty	$(44.4)	$57.0	$76.5
Life & Retirement	48.8	68.4	30.7
Supplemental & Group Benefits(1)	58.5	46.0	42.9
Corporate & Other	(65.5)	(28.6)	(16.8)
Total	$(2.6)	$142.8	$133.3

($ in millions)	December 31,
	2022	2021	2020
Assets
Property & Casualty	$1,083.8	$1,243.4	$1,324.9
Life & Retirement	10,858.3	12,068.6	11,243.2
Supplemental & Group Benefits(1)	1,396.1	854.9	811.5
Corporate & Other	173.4	281.8	182.3
Intersegment eliminations	(64.8)	(64.8)	(90.1)
Total	$13,446.8	$14,383.9	$13,471.8

Additional significant financial information for these segments is as follows:

($ in millions)	Years Ended December 31,
	2022	2021	2020
DAC amortization expense
Property & Casualty	$64.3	$67.7	$74.4
Life & Retirement	32.8	25.5	23.8
Supplemental & Group Benefits(1)	1.6	1.5	1.7
Total	$98.7	$94.7	$99.9

Income tax expense (benefit)
Property & Casualty	$(13.8)	$13.2	$15.4
Life & Retirement	6.6	13.6	4.6
Supplemental & Group Benefits(1)	16.1	12.6	12.0
Corporate & Other	(18.2)	(7.3)	(5.7)
Total	$(9.3)	$32.1	$26.3
(1)    Group Benefits was acquired effective January 1, 2022 and thus, comparison to amounts for the years ended December 31, 2021 and 2020 is not meaningful.

Horace Mann Educators Corporation	Annual Report on Form 10-K 145

ITEM 9. I Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (Exchange Act) as of December 31, 2022. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except as noted below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We continued to execute internal controls associated with new processes supporting the implementation of Accounting Standards Update (ASU) 2018-12 for long-duration insurance contracts (LDTI). These controls provide assurance over the estimated impact to accumulated other comprehensive income (loss) and retained earnings that is expected upon adoption of LDTI on January 1, 2023, as disclosed in Note 1 to the Consolidated Financial Statements. We will continue to refine and maturate the internal controls associated with LDTI until implementation in the first quarter of 2023.
Effective January 1, 2022, we completed our acquisition of Madison National Life Insurance Company, Inc. (Madison National). We are in the process of integrating Madison National and our controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Therefore, we have elected to exclude Madison National from our assessment of internal control over financial reporting as of December 31, 2022.
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

146 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
We have assessed our internal control over financial reporting as of December 31, 2022. The standard measures adopted by management in making its evaluation are the measures in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of our internal control over financial reporting for one year after the acquisition related to Madison National Life Insurance Company, Inc. (Madison National) for the time period of January 1, 2022 through December 31, 2022. For the year ended December 31, 2022, Madison National represented $140.9 million of consolidated revenues which are included in our consolidated financial statements for the year ended December 31, 2022.
Based on our assessment, we concluded that our internal control over financial reporting was effective at December 31, 2022, and that there were no material weaknesses in our internal control over financial reporting as of that date.
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
Opinion on Internal Control Over Financial Reporting
We have audited Horace Mann Educators Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Madison National Life Insurance Company, Inc. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Madison National Life Insurance Company, Inc.’s internal control over financial reporting associated with total assets of $649.5 million and total revenues of $140.9 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Madison National Life Insurance Company, Inc.

Horace Mann Educators Corporation	Annual Report on Form 10-K 147

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

/s/ KPMG LLP
KPMG LLP
Chicago, Illinois
February 28, 2023

148 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 9B. I Other Information
Not applicable.
ITEM 9C. I Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Our Proxy Statement will be filed with the SEC no later than April 15, 2023 in preparation for our 2023 Annual Meeting of Shareholders. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference, to that Proxy Statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.
ITEM 10. I Directors, Executive Officers and Corporate Governance
(a)    The following sections of our Proxy Statement for our 2023 Annual Meeting of Shareholders, are incorporated herein by reference: "Board of Directors and Committees", "Executive Officers", "Delinquent Section 16(a) Reports", and "Corporate Governance".
(b)    We have adopted a code of ethics and conduct, referred to as the code of conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer and all other employees. In addition, the Board has adopted the code of conduct for our Board members as it applies to each Board member's business conduct on behalf of us. The code of conduct is posted on our website, www.horacemann.com, under Investors — Governance — Governance Documents. In addition, amendments to the code of conduct or waivers of the code of conduct granted to executive officers and directors requiring disclosure under applicable SEC rules will be posted on our website within four days after such amendment or grant of waiver rather than by filing a Current Report on Form 8-K.
ITEM 11. I Executive Compensation
The "Proposal No. 2 - Advisory Resolution to Approve Named Executive Officers' Compensation" section of our Proxy Statement for our 2023 Annual Meeting of Shareholders, is incorporated herein by reference. It includes "Compensation Discussion and Analysis", and "Compensation Committee Report".
ITEM 12. I Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)    The "Security Ownership of Certain Beneficial Owners and Management" section of our Proxy Statement for our 2023 Annual Meeting of Shareholders, is incorporated herein by reference.
(b)    The "Equity Compensation Plan Information" section of our Proxy Statement for our 2023 Annual Meeting of Shareholders, is incorporated herein by reference. Additional information on share-based compensation under our equity compensation plans is available in Part II - Item 8, Note 13 of the Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 149

ITEM 13. I Certain Relationships and Related Transactions and Director Independence
The following sections of our Proxy Statement for our 2023 Annual Meeting of Shareholders, are incorporated by reference: "Corporate Governance - Director Independence", and "Corporate Governance - Related Person Transactions".
ITEM 14. I Principal Accountant Fees and Services
Information required for this Item 14 is incorporated herein by reference, to our Proxy Statement for our 2023 Annual Meeting of Shareholders in the section "Proposal No. 3 - Ratification of Independent Registered Public Accounting Firm".
PART IV
ITEM 15. I Exhibits and Financial Statement Schedules

150 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION
 SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2022
 ($ in millions)

Type of Investments	Cost or amortized cost, net	Fair Value	Balance Sheet
Fixed maturity securities
U.S. Government and federally sponsored agency obligations	$830.4	$715.4	$715.4
States, municipalities and political subdivisions	1,380.9	1,269.7	1,269.7
Foreign government bonds	35.2	33.6	33.6
Public utilities	101.8	86.1	86.1
All other corporate bonds	2,022.2	1,782.4	1,782.4
Asset-backed securities	1,006.7	954.8	954.8
Residential mortgage-backed securities (non-agency)	12.9	11.7	11.7
Commercial mortgage-backed securities	329.6	298.1	298.1
Redeemable preferred stocks	37.2	33.2	33.2

Total fixed maturity securities	5,756.9	5,185.0	5,185.0

Equity securities
Industrial, miscellaneous and all other	0.3	0.3	0.3
Banking & finance and insurance companies	0.8	0.8	0.8
Non-redeemable preferred stocks	81.8	81.8	81.8
Closed-end fund	16.7	16.7	16.7

Total equity securities	99.6	99.6	99.6

Limited partnership interests	983.7	XXX	983.7
Short-term investments	109.4	XXX	109.4
Policy loans	139.3	XXX	139.3
Derivatives	10.0	$6.8	6.8
Mortgage loans	32.0	XXX	32.0
Other	31.8	XXX	31.8

Total investments	$7,162.7	XXX	$6,587.6

See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 151

SCHEDULE II
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS
As of December 31, 2022 and 2021
($ in millions, except share data)

	December 31,
	2022	2021
ASSETS

Investments and cash	$2.1	$115.3
Investments in subsidiaries	1,587.0	2,191.3
Other assets	7.1	11.3

Total assets	$1,596.2	$2,317.9

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt	$249.0	$249.0
Long-term debt	249.0	248.6
Other liabilities	10.0	12.9

Total liabilities	508.0	510.5

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2022, 66,618,465; 2021, 75,000,000	0.1	0.1
Additional paid-in capital	502.6	495.3
Retained earnings	1,468.6	1,524.9
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains (losses) on fixed maturity securities	(356.9)	290.7
Net funded status of benefit plans	(8.8)	(10.2)
Treasury stock, at cost, 2022, 25,714,153 shares; 2021, 24,043,337 shares	(517.4)	(493.4)

Total shareholders' equity	1,088.2	1,807.4

Total liabilities and shareholders' equity	$1,596.2	$2,317.9

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

152 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS
 ($ in millions)

	Year Ended December 31,
	2022	2021	2020
Revenues
Net investment income	$—	$(0.1)	$(0.2)

Total revenues	—	(0.1)	(0.2)

Expenses
Interest expense	19.4	13.8	14.8
Other	8.5	11.2	5.7

Total expenses	27.9	25.0	20.5

Loss before income tax benefit and equity in net earnings of subsidiaries	(27.9)	(25.1)	(20.7)
Income tax benefit	(6.3)	(5.4)	(5.3)
Loss before equity in net earnings of subsidiaries	(21.6)	(19.7)	(15.4)
Equity in net earnings (losses) of subsidiaries	19.0	162.5	148.7

Net income (loss)	$(2.6)	$142.8	$133.3

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 153

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(2.6)	$142.8	$133.3
Equity in net income of subsidiaries	(19.0)	(162.5)	(148.7)
Dividends received from subsidiaries	184.3	66.0	167.0
Changes in:
Income taxes	3.9	1.8	2.0
Operating assets and liabilities	0.8	8.4	(5.9)
Other	(2.2)	4.1	1.7

Net cash provided by operating activities	165.2	60.6	149.4

Cash flows from investing activities
Purchase of equity securities	—	—	1.0
Net increase (decrease) in short-term investments	(0.7)	2.7	(1.5)
Capital contributions to subsidiaries	(35.0)	(5.0)	(97.0)
Acquisition of business, net of cash acquired	(164.4)	—	—

Net cash used in investing activities	(200.1)	(2.3)	(97.5)

Cash flows from financing activities
Dividends paid to shareholders	(52.6)	(51.4)	(49.6)
Principal borrowings on Revolving Credit Facility	—	114.0	—
Acquisition of treasury stock	(24.0)	(5.3)	(2.2)
Proceeds from exercise of stock options	—	0.3	2.4
Withholding tax payments on RSUs tendered	(2.4)	(2.0)	(2.3)

Net cash provided by (used in)_ financing activities	(79.0)	55.6	(51.7)

Net increase (decrease) in cash	(113.9)	113.9	0.2
Cash at beginning of period	114.2	0.3	0.1

Cash at end of period	$0.3	$114.2	$0.3

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

154 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 NOTE TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto presented in Part II - Item 8 of this Annual Report on Form 10-K.

Horace Mann Educators Corporation	Annual Report on Form 10-K 155

SCHEDULE III

HORACE MANN EDUCATORS CORPORATION
 SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION
($ in millions)

	Deferred policy acquisition costs	Future policy benefits, claims and claim expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written (excluding life)
Segment
Year Ended December 31, 2022
Property & Casualty	$24.5	$388.7	$259.1	$—	$608.2	$31.4	$534.3	$64.3	$102.6	$617.5
Life & Retirement	403.5	6,323.9	2.1	860.6	145.3	338.3	303.8	32.8	108.6	29.5
Supplemental & Group Benefits	5.1	840.5	3.0	93.4	275.5	33.3	101.1	1.6	118.1	213.2
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	(2.1)	N/A	N/A	27.6	N/A
Total	$433.1	$7,553.1	$264.2	$954.0	$1,029.0	$400.9	$939.2	$98.7	$356.9	$860.2

Year Ended December 31, 2021
Property & Casualty	$24.4	$362.4	$249.8	$—	$617.4	$61.1	$447.9	$67.7	$97.2	$607.8
Life & Retirement	219.4	6,247.4	2.2	873.4	144.2	338.6	292.9	25.5	102.4	30.6
Supplemental & Group Benefits	4.2	393.9	3.1	72.5	128.0	25.2	41.3	1.5	54.4	$93.3
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	(2.4)	N/A	N/A	24.4	N/A
Total	$248.0	$7,003.7	$255.1	$945.9	$889.6	$422.5	$782.1	$94.7	$278.4	$731.7

Year Ended December 31, 2020
Property & Casualty	$26.1	$372.1	$259.4	$—	$650.1	$42.6	$431.0	$74.4	$97.7	$635.5
Life & Retirement	199.4	6,119.6	2.0	709.8	147.0	299.3	298.2	23.8	105.4	36.1
Supplemental & Group Benefits	4.3	392.4	3.1	41.5	133.6	18.1	44.3	1.7	53.6	$92.8
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	(2.4)	N/A	N/A	20.7	N/A
Total	$229.8	$6,884.1	$264.5	$751.3	$930.7	$357.6	$773.5	$99.9	$277.4	$764.4
N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

156 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION
 REINSURANCE
 ($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2022
Life insurance in force	$38,564.6	$9,330.9	$—	$29,233.7	—
Premiums
Property & Casualty	$614.7	$15.0	$8.5	$608.2	1.4%
Life & Retirement	160.2	14.9	—	145.3	—
Supplemental & Group Benefits	273.1	42.1	44.5	275.5	16.2%

Total premiums	$1,048.0	$72.0	$53.0	$1,029.0	5.2%

Year Ended December 31, 2021
Life insurance in force	$21,032.6	$4,693.5	$—	$16,339.1	—
Premiums
Property & Casualty	$623.0	$15.3	$9.7	$617.4	1.6%
Life & Retirement	160.3	16.1	—	144.2	—
Supplemental & Group Benefits	129.9	1.9	—	128.0	—

Total premiums	$913.2	$33.3	$9.7	$889.6	1.1%

Year Ended December 31, 2020
Life insurance in force	$20,460.8	$4,793.6	$—	$15,667.2	—
Premiums
Property & Casualty	$653.0	$12.8	$9.9	$650.1	1.5%
Life & Retirement	161.1	14.1	—	147.0	—
Supplemental & Group Benefits	135.5	1.9	—	133.6	—

Total premiums	$949.6	$28.8	$9.9	$930.7	1.1%
Note: Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 157

(a)(3)    The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

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

158 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 159

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

160 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

(101) Interactive Data File:

101.1
The following information from Horace Mann Educators Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021 (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (v) Notes to Consolidated Financial Statements; (vi) Financial Statement Schedules; and (vii) the cover page.

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).
ITEM 16. I Form 10-K Summary
None.

Horace Mann Educators Corporation	Annual Report on Form 10-K 161

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Horace Mann Educators Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION

By:	/s/ Marita Zuraitis	President and Chief Executive Officer	February 28, 2023
Marita Zuraitis
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date indicated.

	Signature	Title	Date

By:	/s/ Marita Zuraitis	President, Chief Executive Officer and Director	February 28, 2023
	Marita Zuraitis	(Principal Executive Officer)

By:	/s/ Bret A. Conklin	Executive Vice President and Chief Financial Officer	February 28, 2023
	Bret A. Conklin	(Principal Financial Officer)

By:	/s/ Kimberly A. Johnson	Senior Vice President and Controller	February 28, 2023
	Kimberly A. Johnson	(Principal Accounting Officer)

By:	/s/ H. Wade Reece	Chairman of the Board of Directors	February 28, 2023
H. Wade Reece

By:	/s/ Thomas A. Bradley	Director	February 28, 2023
Thomas A. Bradley

By:	/s/ Mark S. Casady	Director	February 28, 2023
Mark S. Casady

By:	/s/ Daniel A. Domenech	Director	February 28, 2023
Daniel A. Domenech

By:	/s/ Perry G. Hines	Director	February 28, 2023
Perry G. Hines

By:	/s/ Mark E. Konen	Director	February 28, 2023
Mark E. Konen

By:	/s/ Beverly J. McClure	Director	February 28, 2023
Beverly J. McClure

By:	/s/ Elaine A. Sarsynski	Director	February 28, 2023
Elaine A. Sarsynski

162 Annual Report on Form 10-K	Horace Mann Educators Corporation