Form 10-Q
period 2023-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2023-05-10
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of April 30, 2023, the registrant had 40,843,579 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2023, the related consolidated statements of operations, comprehensive income (loss), and changes in shareholders' equity for the three-month periods ended March 31, 2023 and 2022, the related consolidated statements of cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2023, we expressed an unqualified opinion on those consolidated financial statements. As described in Note 1 to the Company's consolidated interim financial information, on January 1, 2023 the Company adopted Accounting Standard Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU No. 2018-12), using the modified retrospective adoption method for the Liability for Future Policy Benefits and Deferred Acquisition Costs and the fully retrospective adoption method for Market Risk Benefits resulting in revision of the December 31, 2022 consolidated balance sheet. We have not audited and reported on the revised December 31, 2022 consolidated balance sheet reflecting the adoption of ASU No. 2018-12.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
May 10, 2023

Horace Mann Educators Corporation	1	First Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in millions, except share data)

	March 31, 2023	December 31, 2022
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2023, $5,803.3; 2022, $5,756.9)	$5,350.0	$5,185.0
Equity securities at fair value	98.8	99.6
Limited partnership interests	1,045.4	983.7
Short-term and other investments	291.1	319.3
Total investments	6,785.3	6,587.6
Cash	27.4	42.8
Deferred policy acquisition costs	331.6	330.6
Reinsurance balances receivable	467.6	468.0
Deposit asset on reinsurance	2,518.0	2,516.6
Intangible assets	181.5	185.2
Goodwill	54.3	54.3
Other assets	333.5	328.7
Separate Account variable annuity assets	2,954.7	2,792.3
Total assets	$13,653.9	$13,306.1

Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,772.4	$1,718.0
Policyholders' account balances	5,234.6	5,260.6
Unpaid claims and claim expenses	574.8	564.0
Unearned premiums	263.3	266.1
Total policy liabilities	7,845.1	7,808.7
Other policyholder funds	887.1	809.3
Other liabilities	329.8	299.5
Short-term debt	249.0	249.0
Long-term debt	249.0	249.0
Separate Account variable annuity liabilities	2,954.7	2,792.3
Total liabilities	12,514.7	12,207.8
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2023, 66,710,189; 2022, 66,618,465	0.1	0.1
Additional paid-in capital	503.1	502.6
Retained earnings	1,505.2	1,512.4
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(356.4)	(449.6)
Net reserve remeasurements attributable to discount rates	17.8	59.0
Net funded status of benefit plans	(8.8)	(8.8)
Treasury stock, at cost, 2023, 25,842,693 shares; 2022, 25,714,153 shares	(521.8)	(517.4)
Total shareholders’ equity	1,139.2	1,098.3
Total liabilities and shareholders’ equity	$13,653.9	$13,306.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	2	First Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Statements of Operations
Revenues
Net premiums and contract charges earned	$255.9	$255.8
Net investment income	100.4	97.9
Net investment losses	(3.9)	(15.5)
Other income	1.5	8.5

Total revenues	353.9	346.7

Benefits, losses and expenses
Benefits, claims and settlement expenses	183.2	175.2
Interest credited	48.7	39.7
Operating expenses	79.8	76.7
DAC amortization expense	23.7	22.0
Intangible asset amortization expense	3.7	4.2
Interest expense	6.7	3.9

Total benefits, losses and expenses	345.8	321.7

Income before income taxes	8.1	25.0
Income tax expense	1.5	4.7

Net income	$6.6	$20.3

Net income per share
Basic	$0.16	$0.48
Diluted	$0.16	$0.48

Weighted average number of shares and equivalent shares
Basic	41.3	41.9
Diluted	41.4	42.1

Statements of Comprehensive Income (Loss)
Net income	$6.6	$20.3
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	93.2	(334.1)
Change in net reserve remeasurements attributable to discount rates	(41.2)	181.5
Change in net funded status of benefit plans	—	—
Other comprehensive income (loss)	52.0	(152.6)
Comprehensive income (loss)	$58.6	$(132.3)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	3	First Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1
Options exercised	—	—
Conversion of common stock units	—	—
Conversion of restricted stock units	—	—
Ending balance	0.1	0.1

Additional paid-in capital
Beginning balance	502.6	495.3
Options exercised and conversion of common and restricted stock units	(1.4)	(0.6)
Share-based compensation expense	1.9	1.9
Ending balance	503.1	496.6

Retained earnings
Beginning balance	1,512.4	1,547.0
Net income	6.6	20.3
Dividends, 2023, $0.33 per share; 2022, $0.32 per share	(13.8)	(13.5)
Effect of adopting ASU 2018-12(1)	—	(0.8)
Ending balance	1,505.2	1,553.0

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(399.4)	(50.0)
Change in net unrealized investment losses on fixed maturity securities	93.2	(334.1)
Change in net reserve remeasurements attributable to discount rates	(41.2)	181.5
Change in net funded status of benefit plans	—	—
Ending balance	(347.4)	(202.6)

Treasury stock, at cost
Beginning balance	(517.4)	(493.4)
Treasury stock acquired - share repurchase authorization	(4.4)	(2.2)
Ending balance	(521.8)	(495.6)
Shareholders' equity at end of period	$1,139.2	$1,351.5
(1) See Note 1 to the Consolidated Financial Statements for information regarding the adoption of ASU 2018-12.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	4	First Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows - operating activities
Net income	$6.6	$20.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	3.9	15.5
Depreciation and intangible asset amortization	6.6	3.8
Share-based compensation expense	2.0	2.1
Loss from equity method investments, net of dividends or distributions	10.0	1.6
Changes in:
Insurance liabilities	55.8	367.7
Amounts due under reinsurance agreements	0.3	(333.0)
Income tax liabilities	(9.9)	54.5
Other operating assets and liabilities	5.4	(40.1)
Other, net	5.7	3.3
Net cash provided by operating activities	86.4	95.7
Cash flows - investing activities
Fixed maturity securities
Purchases	(185.5)	(397.4)
Sales	62.7	168.3
Maturities, paydowns, calls and redemptions	73.7	234.4
Equity securities
Purchases	(1.1)	(1.1)
Sales and repayments	—	6.8
Limited partnership interests
Purchases	(75.1)	(111.0)
Sales	3.4	20.5
Change in short-term and other investments, net	26.6	26.2
Acquisition of business, net of cash acquired	—	(164.4)
Net cash used in investing activities	(95.3)	(217.7)
Cash flows - financing activities
Dividends paid to shareholders	(13.5)	(13.2)
Treasury stock acquired	(4.4)	(2.2)
Withholding tax payments on RSUs tendered	(1.7)	(0.9)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits including advances from FHLB funding agreements	278.7	182.8
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(152.2)	(117.9)
Repayment of FHLB funding agreements	(85.0)	—
Life policy accounts:
Deposits	3.4	2.2
Withdrawals and surrenders	(1.1)	(0.8)
Change in deposit asset on reinsurance	(24.0)	(14.2)
Change in book overdrafts	(6.7)	1.6
Net cash provided by (used in) financing activities	(6.5)	37.4
Net decrease in cash	(15.4)	(84.6)
Cash at beginning of period	42.8	133.7
Cash at end of period	$27.4	$49.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	5	First Quarter 2023 Form 10-Q

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
The Company conducts and manages its business in four reporting segments: (1) Property & Casualty, (2) Life & Retirement, (3) Supplemental & Group Benefits and (4) Corporate & Other.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.
The accompanying Consolidated Financial Statements and Notes thereto are unaudited and reflect all adjustments (generally consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Part II - Item 8, Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
The most significant critical accounting estimates include valuation of hard-to-value fixed maturity securities, evaluation of credit loss impairments for fixed maturity securities, evaluation of goodwill and intangible assets for impairment, valuation of annuity and life deferred policy acquisition costs, valuation of liabilities for property and casualty unpaid claims and claim expense reserves, valuation of liabilities for group benefits unpaid claims and claim expense reserves, valuation of future policy benefit reserves and policyholders' account balances and valuation of long-duration insurance contracts under the new accounting guidance in ASU 2018-12.

Horace Mann Educators Corporation	6	First Quarter 2023 Form 10-Q

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Adoption of New Accounting Standards
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by (i) ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, and (ii) ASU 2020-11, Financial Services - Insurance (Topic 944): Effective Date and Early Application (collectively referred to herein as ASU 2018-12). ASU 2018-12 changed existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts. ASU 2018-12 includes: (1) a requirement to review and, if there is a change, update cash flow assumptions used to measure the liability for future policy benefits (LFPB) at least annually, and to update the discount rate assumption quarterly, (2) a requirement to account for market risk benefits (MRBs) at fair value, (3) simplified amortization for deferred policy acquisition costs (DAC), and (4) enhanced financial statement presentation and disclosures. ASU 2018-12 became effective for the Company for interim and annual periods beginning after December 15, 2022.
The Company adopted ASU 2018-12 for LFPB and DAC on a modified retrospective basis such that those balances were adjusted to conform to ASU 2018-12 on January 1, 2021. The Company adopted ASU 2018-12 for MRBs on a full retrospective basis, using hindsight where necessary. For variable annuities, actuarial assumptions (mortality, lapse, and premium payment patterns) used to measure MRBs were unobservable for years prior to 2006 and thus, hindsight was used to determine relevant assumptions for transition purposes. The factors used in applying hindsight included internal experience studies, the historical economic environment, actual performance of the business, and relevant industry information.
The following table summarizes the balance of and changes in LFPB on January 1, 2021 due to adoption of ASU 2018-12. The impact of shifts between deferred profit liabilities (DPL) and LFPB for limited-payment products are presented as offsetting line items in the effect of net premiums exceeding gross premiums and the effect of decrease/increase of DPL.

($ in millions)
	Whole Life	Term Life	Experience Life	Limited Pay Whole Life	Supplemental Health(1)	SPIA (life contingent)
Balance, end of year December 31, 2020	$218.7	$93.2	$758.3	$51.3	$392.5	$115.9
Change in discount rate assumptions	111.5	27.3	433.0	18.2	23.0	20.6
Change in cash flow assumptions, effect of net premiums exceeding gross premiums	0.4	—	—	—	—	—
Adjusted balance, beginning of year January 1, 2021	330.6	120.5	1,191.3	69.5	415.5	136.5
Less: Reinsurance recoverables, end of year December 31, 2020	(0.1)	(5.4)	(1.3)	(0.1)	—	—
Less: Change in discount rate assumptions	(0.2)	(0.9)	(0.7)	(0.1)	—	—
Adjusted balance, beginning of year January 1, 2021, net of reinsurance	$330.3	$114.2	$1,189.3	$69.3	$415.5	$136.5
(1)     As of January 1, 2021, the net LFPB for Supplemental Health was $163.5 million for cancer, $31.2 million for accident, $32.0 million for disability and $188.8 million for other supplemental health policies.

Horace Mann Educators Corporation	7	First Quarter 2023 Form 10-Q

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
The following table summarizes the balance of and changes in DAC on January 1, 2021 due to adoption of ASU 2018-12:

($ in millions)
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, end of year December 31, 2020	$17.8	$25.6	$2.6	$4.4	$11.3	$4.3	$137.7
Adjustment for removal of related balances in AOCI	—	—	3.6	—	1.6	—	85.4
Adjusted balance, beginning of year January 1, 2021	$17.8	$25.6	$6.2	$4.4	$12.9	$4.3	$223.1

The following table summarizes the balance of and changes in the net liability position of MRBs on January 1, 2021 due to adoption of ASU 2018-12:

($ in millions)

Balance, end of year December 31, 2020	$0.1
Adjustment for the difference between carrying amount and fair value, except for the difference due to instrument-specific credit risk	6.8
Adjustment for cumulative effect of changes in the instrument-specific credit risk at issuance	1.7
Total adjustment for the difference between carrying amount and fair value	8.5
Balance, beginning of year January 1, 2021	8.6
Less: Reinsurance recoverable	—
Balance, beginning of year January 1, 2021, net of reinsurance	$8.6
The following table presents the effect of the after-tax transition adjustments on consolidated shareholders' equity due to adoption of ASU 2018:

($ in millions)	January 1, 2021
	AOCI	Retained Earnings
Liability for future policy benefits	$(496.3)	$(0.2)
Deferred policy acquisition costs	71.1	—
Deferred sales inducements	—	—
Market risk benefits	(1.3)	(5.4)
Total	$(426.5)	$(5.6)

For LFPB, the net transition adjustment is related to the difference in the discount rate used pre-transition and the discount rate at January 1, 2021. At transition, the Company had several instances, at the cohort level, where net premiums exceeded gross premiums which were recorded as an adjustment to retained earnings. For DAC, the Company removed shadow adjustments previously recorded in accumulated other comprehensive income (loss) (i.e., AOCI) for the impact of net unrealized investment gains (losses) that were included in the pre-ASU 2018-12 expected gross profits amortization calculation as of the transition date.
For MRBs, the transition adjustment to AOCI relates to the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date. The remaining difference between the fair value and carrying amount of MRBs at transition, excluding the amounts recorded in AOCI, was recorded as an adjustment to retained earnings as of the transition date.

Horace Mann Educators Corporation	8	First Quarter 2023 Form 10-Q

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
While the requirements of ASU 2018-12 represent a significant change from legacy GAAP, the adoption of ASU 2018-12 did not impact cash flows on the Company’s policies, or the underlying economics of the Company’s business. The Company's insurance subsidiaries' risk-based capital amounts and ratios, and regulatory dividends are not impacted as the National Association of Insurance Commissioners (NAIC) rejected ASU 2018-12.
See Note 11 for summarization of the effects of adopting ASU 2018-12 on the Company's 2022 Consolidated Financial Statements.
Significant Accounting Policies
The following significant accounting policy has been added to reflect the Company's adoption of ASU 2018-12 as described above.
Liability for Future Policy Benefits

LFPB, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue. The liability is estimated using current assumptions that include discount rate, mortality, lapses, and expenses. These current assumptions are based on judgments that consider the Company's historical experience, industry data, and other factors.
For traditional, limited-payment and supplemental health contracts, such contracts are grouped into cohorts by contract type and issue year. The liability is adjusted for differences between actual and expected experience. With the exception of the expense assumption, the Company reviews its historical and future cash flow assumptions at least annually and updates the net premium ratio used to calculate the liability each time the assumptions are changed. The Company has elected to use expense assumptions that are locked-in at contract inception and are not subsequently reviewed or updated. At least annually, the Company updates its estimate of cash flows expected over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. These updated cash flows are used to calculate the revised net premiums and net premium ratio, which are used to derive an updated LFPB as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. This amount is then compared to the carrying amount of the liability as of that same date, before updating cash flow assumptions, to determine the current period change in liability estimate. This current period change in liability estimate is the liability remeasurement gain or loss. The impact of updated cash flow assumptions as well as the periodic liability remeasurement gain or loss is recognized as Benefits, claims and settlement expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). In subsequent periods, the revised net premiums are used to measure LFPB, subject to future revisions.
For traditional and limited-payment contracts, a standard discount rate is used to measure the liabilities that is equivalent to the yield from an A-rated bond. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in other comprehensive income. For liability cash flows that are projected beyond the duration of market-observable A- rated bond, the Company uses the last market-observable yield level, and uses linear interpolation to determine yield assumptions for durations that do not have market-observable yields.
Deferred Profit Liability

For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a DPL. Gross premiums are measured using assumptions consistent with those used in the measurement of LFPB, including discount rate, mortality, lapses, and expenses.
DPL is amortized and recognized as premium revenue in proportion to insurance in force for life insurance contracts and expected future benefit payments for annuity contracts. Interest is accreted on the balance of DPL using the discount rate determined at contract issuance. The Company reviews and updates its estimates of cash flows for DPL at the same time as the estimates of cash flows for the liability for future policy benefits. When cash flows are updated, the updated estimates are used to recalculate DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of DPL as of the beginning of the current reporting period, and any difference is recognized as either a charge or credit to Net premiums and contract charges earned presented in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Horace Mann Educators Corporation	9	First Quarter 2023 Form 10-Q

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
DPL is recognized as a component of the Investment contract and future policy benefit reserves presented in the Consolidated Balance Sheets.
Market Risk Benefits

MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. MRBs include guaranteed minimum death benefits on variable annuity products. MRBs are measured at fair value using a non-option-based valuation model based on current net amounts at risk, market data, Company experience, and other factors. Changes in fair value of MRBs are recognized as a component of Benefits, claims and settlement expenses presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income.
MRBs are recognized as a component of Policyholders' account balances reserves presented in the Consolidated Balance Sheets.
Deferred Policy Acquisition Costs and Deferred Sales Inducements

DAC are costs that are incremental and directly related to the successful acquisition of new or renewal insurance contracts. Such costs include the incremental direct costs of contract acquisition, such as sales commissions; the portion of employees' total compensation and payroll-related fringe benefits related directly to time spent performing acquisition activities, such as underwriting, issuing, and processing policies for contracts that have actually been acquired; and other costs related directly to acquisition activities that would not have been incurred if the contract had not been acquired.
Contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. For all life insurance products, the constant level basis used is face amount in force. For all deferred annuity products, the constant level basis used is the deposit amount in force. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on the Company's experience, industry data, and other factors and are consistent with those used for LFPB. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected terminations, due to mortality and lapse experience higher than expected, are recognized in the current period as a reduction of the capitalized balances.
Amortization of DAC is recognized as DAC amortization expense presented in the Consolidated Statements of Operations and Comprehensive Income (Loss). The DAC balance is reduced for actual experience in excess of expected experience. Changes in future estimates are recognized prospectively over the remaining expected contract term.
Deferred sales inducements (DSIs) are contract features that are intended to attract new customers or to persuade existing customers to keep their current policy. DSIs may be deferred if the Company can demonstrate that the deferred sales inducement amounts are both incremental to the amounts Company credits on similar contracts without sales inducements and the amounts are higher than the contract's expected ongoing crediting rates for periods after the inducement. Day-one bonuses and persistency bonuses generally meet the criteria to be deferred. DSIs are amortized using the same methodology and assumptions used to amortize DAC.

Horace Mann Educators Corporation	10	First Quarter 2023 Form 10-Q

NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2023	2022
Fixed maturity securities	$67.7	$58.6
Equity securities	2.7	1.3
Limited partnership interests	4.4	13.0
Short-term and other investments	3.5	2.7
Investment expenses	(3.6)	(2.6)
Net investment income - investment portfolio	74.7	73.0
Investment income - deposit asset on reinsurance	25.7	24.9
Total net investment income	$100.4	$97.9
Net Investment Losses
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2023	2022
Fixed maturity securities	$(2.4)	$(2.3)
Equity securities	(1.0)	(15.5)
Short-term investments and other	(0.5)	2.3
Net investment losses	$(3.9)	$(15.5)

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
Net Investment Losses by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2023	2022
Credit loss impairments	$—	$(0.9)
Intent-to-sell impairments	—	(0.9)
Total impairments	—	(1.8)
Sales and other, net	(2.4)	1.1
Change in fair value - equity securities	(1.0)	(17.1)
Change in fair value and gains (losses) realized on settlements - derivatives	(0.5)	2.3
Net investment losses	$(3.9)	$(15.5)

Horace Mann Educators Corporation	11	Quarterly Report on Form 10-Q

NOTE 2 - Investments (continued)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended March 31,
	2023	2022
Beginning balance	$1.2	$7.7
Credit losses on fixed maturity securities for which credit losses were not previously reported	—	—
Net increase related to credit losses previously reported	—	0.9
Reduction of credit allowances related to sales	—	—
Write-offs	—	(0.3)
Ending balance	$1.2	$8.3
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$637.6	$2.0	$55.6	$584.0
Other, including U.S. Treasury securities	424.4	1.2	60.6	365.0
Municipal bonds	1,363.0	26.3	98.5	1,290.8
Foreign government bonds	34.1	—	1.5	32.6
Corporate bonds	2,155.4	17.2	229.1	1,943.5
Other asset-backed securities	1,188.8	2.9	57.6	1,134.1
Totals	$5,803.3	$49.6	$502.9	$5,350.0

December 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$638.2	$1.3	$69.1	$570.4
Other, including U.S. Treasury securities	410.0	0.5	67.8	342.7
Municipal bonds	1,380.9	16.9	128.1	1,269.7
Foreign government bonds	35.1	—	1.6	33.5
Corporate bonds	2,161.2	12.7	272.2	1,901.7
Other asset-backed securities	1,131.5	3.6	68.1	1,067.0
Totals	$5,756.9	$35.0	$606.9	$5,185.0
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $341.3 million and $330.8 million; Federal Home Loan Mortgage Corporation (FHLMC) of $279.3 million and $273.3 million; and Government National Mortgage Association (GNMA) of $86.8 million and $86.2 million as of March 31, 2023 and December 31, 2022, respectively.

Horace Mann Educators Corporation	12	First Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of March 31, 2023 and December 31, 2022, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of March 31, 2023 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of March 31, 2023, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. There has been a significant increase in interest rates since January 1, 2022 driven mostly by increases in U.S. Treasury rates, though credit spreads also widened. As of March 31, 2023, the 10-year U.S. Treasury yield increased 196 basis points since January 2022, rising from 1.51% as of January 1, 2022 to 3.47% as of March 31, 2023. Additionally, credit spreads widened during the same time period, with investment grade and high yield wider by 46 and 172 basis points, respectively. These upward movements in rates caused market yields in the Company's investment portfolios to rise sharply, with downward pressure on prices. As of March 31, 2023, investment grade and high yield total returns were down 12.8% and 8.0%, respectively, since January 1, 2022. As of March 31, 2023, the Bloomberg Barclays Index Yield-to-Worst for Investment Grade rose 2.84% since January 1, 2022, ending at 5.2%, while the High Yield Index rose 4.31% to 8.5% since January 1, 2022. The Company's investment portfolios generated sizable unrealized losses as a result of sharp increases in interest rates. Therefore, it was determined that the unrealized losses on the fixed maturity securities presented in the table below were not indicative of any credit loss impairments as of March 31, 2023.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$305.4	$22.1	$202.0	$33.5	$507.4	$55.6
Other	167.9	12.2	137.3	48.4	305.2	60.6
Municipal bonds	509.6	28.9	363.3	69.6	872.9	98.5
Foreign government bonds	31.2	1.4	0.4	0.1	31.6	1.5
Corporate bonds	684.9	51.4	781.6	177.7	1,466.5	229.1
Other asset-backed securities	339.3	14.1	663.0	43.5	1,002.3	57.6
Total	$2,038.3	$130.1	$2,147.6	$372.8	$4,185.9	$502.9

Number of positions with a gross unrealized loss	1,295		1,626		2,921
Fair value as a percentage of total fixed maturity securities at fair value	38.1%		40.1%		78.2%

December 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$458.3	$54.4	$52.6	$14.7	$510.9	$69.1
Other	242.7	34.1	65.8	33.7	308.5	67.8
Municipal bonds	911.6	113.7	42.2	14.4	953.8	128.1
Foreign government bonds	32.7	1.4	0.4	0.2	33.1	1.6
Corporate bonds	1,345.0	221.1	148.9	51.1	1,493.9	272.2
Other asset-backed securities	543.4	37.1	424.3	31.0	967.7	68.1
Total	$3,533.7	$461.8	$734.2	$145.1	$4,267.9	$606.9

Number of positions with a gross unrealized loss	2,515		587		3,102
Fair value as a percentage of total fixed maturity securities at fair value	68.2%		14.2%		82.4%

Horace Mann Educators Corporation	13	First Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings were as follows:

	Number of Positions
	March 31, 2023	December 31, 2022
Credit Rating
AAA	173	67
AA	591	217
A	283	94
BBB	327	93
BB	145	68
B	62	31
CCC or lower	4	2
Not rated	41	15
Totals:	1,626	587
Fixed maturity securities with an investment grade rating represented 96.3% of the gross unrealized losses as of March 31, 2023. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the net amortized cost basis.
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

($ in millions)	Percent of Total Fair Value		March 31, 2023
	March 31, 2023	December 31, 2022	Fair Value	Amortized Cost, net
Estimated expected maturity:
Due in 1 year or less	4.7%	4.4%	$249.5	$256.3
Due after 1 year through 5 years	26.0	26.3	1,392.5	1,441.9
Due after 5 years through 10 years	28.1	27.9	1,501.0	1,581.4
Due after 10 years through 20 years	25.0	25.0	1,342.2	1,482.3
Due after 20 years	16.2	16.4	864.8	1,041.4
Total	100.0%	100.0%	$5,350.0	$5,803.3

Average option-adjusted duration, in years	6.3	6.4

Horace Mann Educators Corporation	14	First Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended March 31,
	2023	2022
Fixed maturity securities
Proceeds received	$62.7	$168.3
Gross gains realized	0.3	2.4
Gross losses realized	(2.7)	(2.9)

Equity securities
Proceeds received	$—	$5.8
Gross gains realized	—	1.7
Gross losses realized	—	(0.1)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Three Months Ended March 31,
	2023	2022
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(449.6)	$347.1
Change in net unrealized investment gains (losses) on fixed maturity securities	91.3	(335.9)
Reclassification of net investment losses on fixed maturity securities to net income	1.9	1.8
End of period	$(356.4)	$13.0
Limited Partnership Interests
Investments in limited partnership interests are accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage loan funds, private equity funds, infrastructure equity funds, real estate equity funds, infrastructure debt funds and other funds. Principal factors influencing carrying amount appreciation or depreciation include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for EMA limited partnership interests when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. The carrying amounts of EMA limited partnership interests were as follows:

($ in millions)
	March 31, 2023	December 31, 2022
Commercial mortgage loan funds	$623.7	$593.6
Private equity funds	77.7	76.3
Infrastructure equity funds	73.2	72.0
Real estate equity funds	87.7	71.3
Infrastructure debt funds	62.6	60.0
Other funds(1)	120.5	110.5
Total	$1,045.4	$983.7
(1)Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital and private credit funds.

Horace Mann Educators Corporation	15	First Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
Offsetting of Assets and Liabilities
The Company's derivatives are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provides that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached. The Company’s reverse repurchase agreements are also subject to enforceable master netting arrangements but there was no offsetting in their presentation in the Company’s Consolidated Balance Sheets. Information regarding the Company's derivatives is contained in Part II - Item 8, Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2023
Asset derivatives:
Free-standing derivatives	$9.2	$—	$9.2	$—	$8.3	$0.9

December 31, 2022
Asset derivatives:
Free-standing derivatives	$6.8	$—	$6.8	$—	$5.9	$0.9
Reverse Repurchase Agreements
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $74.7 million as of March 31, 2023 and $73.3 million as of December 31, 2022. The obligation for securities sold under reverse repurchase agreements was a net amount of $70.2 million as of March 31, 2023 and December 31, 2022.
Deposits
As of March 31, 2023 and December 31, 2022, fixed maturity securities with a fair value of $29.0 million and $28.6 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, as of March 31, 2023 and December 31, 2022, fixed maturity securities with a fair value of $948.1 million and $860.4 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $869.5 million as of March 31, 2023 and $792.5 million as of December 31, 2022. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.
NOTE 3 - Fair Value of Financial Instruments
The Company is required to disclose estimated fair values for certain financial and nonfinancial assets and liabilities. Fair values of the Company’s insurance contracts other than annuity contracts (which are investment contracts) and EMA limited partnership interests are not required to be disclosed. However, the estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk through appropriate matching of investment maturities with amounts due under insurance contracts.
Information regarding the three-level fair value hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at each reporting date is included in Part II - Item 8, Note 4 of the

Horace Mann Educators Corporation	16	First Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the three months ended March 31, 2023 and 2022, there were no transfers between Level 1 and Level 2. As of March 31, 2023, Level 3 invested assets comprised 8.0% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
March 31, 2023
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$584.0	$584.0	$—	$581.4	$2.6
Other, including U.S. Treasury securities	364.8	364.8	38.5	326.3	—
Municipal bonds	1,290.9	1,290.9	—	1,235.5	55.4
Foreign government bonds	32.6	32.6	—	32.6	—
Corporate bonds	1,943.5	1,943.5	13.2	1,646.3	284.0
Other asset-backed securities	1,134.2	1,134.2	—	1,032.2	102.0
Total fixed maturity securities	5,350.0	5,350.0	51.7	4,854.3	444.0
Equity securities	98.8	98.8	24.3	72.5	2.0
Short-term investments	75.0	75.0	75.0	—	—
Other investments	41.8	41.8	—	41.8	—
Totals	$5,565.6	$5,565.6	$151.0	$4,968.6	$446.0
Separate Account variable annuity assets(1)	$2,954.7	$2,954.7	$2,954.7	$—	$—
Financial Liabilities
Investment contract and future policy benefit reserves, embedded derivatives	$1.7	$1.7	$—	$1.7	$—
Other policyholder funds, embedded derivatives	$89.9	$89.9	$—	$—	$89.9

December 31, 2022
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$570.4	$570.4	$—	$567.8	$2.6
Other, including U.S. Treasury securities	342.6	342.6	24.6	318.0	—
Municipal bonds	1,269.7	1,269.7	—	1,215.3	54.4
Foreign government bonds	33.6	33.6	—	33.6	—
Corporate bonds	1,901.7	1,901.7	12.2	1,628.2	261.3
Other asset-backed securities	1,067.0	1,067.0	—	962.0	105.0
Total fixed maturity securities	5,185.0	5,185.0	36.8	4,724.9	423.3
Equity securities	99.6	99.6	23.3	74.3	2.0
Short-term investments	109.4	109.4	109.4	—	—
Other investments	38.6	38.6	—	38.6	—
Totals	$5,432.6	$5,432.6	$169.5	$4,837.8	$425.3
Separate Account (variable annuity) assets(1)	$2,792.3	$2,792.3	$2,792.3	$—	$—
Financial Liabilities
Investment contract and future policy benefit reserves, embedded derivatives	$1.2	$1.2	$—	$1.2	$—
Other policyholder funds, embedded derivatives	$91.0	$91.0	$—	$—	$91.0
(1)    Separate Account variable annuity assets represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access. Separate Account variable annuity liabilities are equal to the estimated fair value of the Separate Account variable annuity assets.

Horace Mann Educators Corporation	17	First Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, January 1, 2023	$54.4	$261.3	$107.6	$423.3	$2.0	$425.3	$91.0
Transfers into Level 3(3)	—	5.9	0.4	6.3	—	6.3	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	—	—	—	—	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	0.2
Net unrealized investment gains (losses) included in OCI	1.2	0.9	(0.4)	1.7	—	1.7	—
Purchases	—	19.0	0.2	19.2	—	19.2	—
Issuances	—	—	—	—	—	—	2.1
Sales	—	(2.6)	—	(2.6)	—	(2.6)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.2)	(0.5)	(3.2)	(3.9)	—	(3.9)	(3.4)
Ending balance, March 31, 2023	$55.4	$284.0	$104.6	$444.0	$2.0	$446.0	$89.9

Beginning balance, January 1, 2022	$60.8	$210.3	$98.9	$370.0	$1.4	$371.4	$106.6
Transfers into Level 3(3)	—	67.5	4.7	72.2	—	72.2	—
Transfers out of Level 3(3)	(3.2)	—	(4.8)	(8.0)	—	(8.0)	—
Total gains or losses
Net investment gains (losses) included in net income related to financial assets	—	—	(0.9)	(0.9)	(0.1)	(1.0)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(5.2)
Net unrealized investment gains (losses) included in OCI	(3.4)	(6.4)	(4.1)	(13.9)	—	(13.9)	—
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	0.9
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(45.4)	(4.0)	(49.5)	—	(49.5)	(3.2)
Ending balance, March 31, 2022	$54.1	$226.0	$89.8	$369.9	$1.3	$371.2	$99.1
(1)Represents embedded derivatives, all related to the Company's fixed indexed annuity products, reported in Other policyholder funds in the Company's Consolidated Balance Sheets.
(2)Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)Transfers into and out of Level 3 during the three months ended March 31, 2023 and 2022 were related to changes in the primary pricing source and changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the three months ended March 31, 2023, the Company had no net investment losses and $1.0 million of net investment losses for the three months ended March 31, 2022, that were included in net income and were primarily attributable to credit loss impairments for Level 3 financial assets. For the three months ended March 31, 2023, the Company had net investment losses of $0.2 million and $5.2 million of net investment gains for the three months ended March 31, 2022, that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	18	First Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in millions)
Financial Assets	Fair Value as of March 31, 2023	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Municipal bonds	$55.4	discounted cash flow	option adjusted spread	308 bps
Corporate bonds	284.0	discounted cash flow	yield	6.1%
		vendor priced	vendor priced	79.64
		discounted cash flow	yield	11.0%
		market comparable	EV / Fwd EBITDA (x)	5.92x
		discounted cash flow	discount rate	6.2% - 10.7%
		discounted cash flow	exit cap	6.2%
		discounted cash flow	option adjusted spread	241 bps
Mortgage-backed and other asset-backed securities	104.6	vendor price	haircut	0.01% -0.3%
		discounted cash flow	discount margin	39.5%
		discounted cash flow	discount rate	16.0% - 21.0%
		discounted cash flow	median comparable yield	20.7% - 43.2%
		discounted cash flow	yield	6.4% - 6.5%
		discounted cash flow	LIBOR	2.3%
		discounted cash flow	PDI spread	5.5%
		discounted cash flow	SBL spread	4.5%
		discounted cash flow	weighting	17.0% - 83.0%
		discounted cash flow	CPR	20.0%
		discounted cash flow	default rate annual	4.0%
		discounted cash flow	recovery	65.0%
		discounted cash flow	I spread	175 bps
		discounted cash flow	N spread	463 bps
		discounted cash flow	T Spread	226 bps
		market comparable	median price	81.34
Equity securities	2.0	black-scholes	volatility	low 28.0% - high 44.0%
		black-scholes	time to exit	2.67 bps
		market comparable	price/book ExAOCI	1.06x

($ in millions)
Financial Liabilities	Fair Value as of March 31, 2023	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Derivatives embedded in fixed indexed annuity products	$89.9	discounted cash flow	lapse rate	5.4%
			mortality multiplier(4)	67.8%
			option budget	0.9% - 3.5%
			non-performance adjustment(5)	5.0%
(1)    When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.
(2)    "N spread" is the interpolated weighted average life point on the swap curve.
(3)    "T spread" is a specific point on the OTR curve.
(4)    Mortality multiplier is applied to the Annuity 2000 table.
(5)    Determined as a percentage of the risk-free rate.

Horace Mann Educators Corporation	19	First Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets and financial liabilities classified as Level 3 are subject to the control processes as described in Part II - Item 8, Note 4 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Generally, valuation techniques for fixed maturity securities include spread pricing, matrix pricing and discounted cash flow methodologies; include inputs such as quoted prices for identical or similar securities that are less liquid; and are based on lower levels of trading activity than securities classified as Level 2. The valuation techniques and significant unobservable inputs used in the fair value measurement for equity securities classified as Level 3 use similar valuation techniques and significant unobservable inputs as those used for fixed maturity securities.
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
Financial Instruments Not Carried at Fair Value
The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. These financial assets and financial liabilities are further described in Part II - Item 8, Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The following table presents the carrying amount, fair value and fair value hierarchy of these financial assets and financial liabilities.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
March 31, 2023
Financial Assets
Other investments	$174.3	$177.8	$—	$—	$177.8
Deposit asset on reinsurance	2,517.9	2,270.6	—	—	2,270.6
Financial Liabilities
Investment contract and future policy benefit reserves, fixed annuity contracts	4,954.6	4,854.3	—	—	4,854.3
Investment contract and future policy benefit reserves, account values on life contracts	113.3	109.3	—	—	109.3
Other policyholder funds	938.4	938.4	—	888.1	50.3
Reverse repurchase agreements	70.2	74.7	—	74.7	—
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	249.0	239.7	—	239.7	—

December 31, 2022
Financial Assets
Other investments	$167.4	$170.9	$—	$—	$170.9
Deposit asset on reinsurance	2,516.6	2,207.2	—	—	2,207.2
Financial Liabilities
Investment contract and future policy benefit reserves, fixed annuity contracts	4,988.5	4,901.3	—	—	4,901.3
Investment contract and future policy benefit reserves, account values on life contracts	111.9	107.7	—	—	107.7
Other policyholder funds	863.0	863.0	—	810.7	52.3
Reverse repurchase agreements	70.2	73.3	—	73.3	—
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	249.0	240.5	—	240.5	—

Horace Mann Educators Corporation	20	First Quarter 2023 Form 10-Q

NOTE 4 - Short-Duration Insurance Contracts
Property & Casualty Unpaid Claims and Claim Expense Reserves
The following table is a summary reconciliation of the beginning and ending Property & Casualty unpaid claims and claim expense reserves for the periods indicated. The table presents reserves on both a gross and net (after reinsurance) basis. The total net Property & Casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss). The end of period gross reserves (before reinsurance balances and reinsurance recoverable balances) are reflected on a gross basis in the Consolidated Balance Sheets.

($ in millions)	Three Months Ended March 31,
	2023	2022
Property & Casualty
Beginning gross reserves	$388.7	$362.4
Less: reinsurance recoverables	100.8	110.3
Net reserves, beginning of period(1)	287.9	252.1
Incurred claims and claim expenses:
Claims occurring in the current period	128.8	108.3
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	—	—
Total claims and claim expenses incurred	128.8	108.3
Claims and claim expense payments for claims occurring during:
Current period	40.6	33.8
Prior periods	79.6	78.4
Total claims and claim expense payments	120.2	112.2
Net reserves, end of period(1)	296.5	248.2
Plus: reinsurance recoverables	101.3	108.0
Ending gross reserves	$397.8	$356.2
(1)Reserves net of expected reinsurance recoverables.
(2)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

There was no prior years' reserve development for Property & Casualty claims for the three months ended March 31, 2023 and 2022, respectively.
Group Benefits Unpaid Claims and Claim Expense Reserves
The following table is a summary reconciliation of the beginning and ending Group Benefits unpaid claims and claim expense reserves for the periods indicated. The table presents reserves on both a gross and net (after reinsurance). The total net Group Benefits insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss). The end of period gross reserves (before reinsurance balances and reinsurance recoverable balances) are reflected on a gross basis in the Consolidated Balance Sheets.

Horace Mann Educators Corporation	21	First Quarter 2023 Form 10-Q

NOTE 4 - Short-Duration Insurance Contracts (continued)

($ in millions)	Three Months Ended March 31,
	2023	2022
Group Benefits
Beginning gross reserves	$121.6	$125.4
Less: reinsurance recoverables	27.9	28.6
Net reserves, beginning of period(1)	93.7	96.8
Incurred claims and claim expenses:
Claims occurring in the current period	20.2	28.8
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(4.9)	(1.9)
Total claims and claim expenses incurred	15.3	26.9
Claims and claim expense payments for claims occurring during:
Current period	4.2	4.4
Prior periods	12.4	15.9
Total claims and claim expense payments	16.7	20.3
Net reserves, end of period(1)	92.3	103.4
Plus: reinsurance recoverables	28.0	29.8
Ending gross reserves	$120.3	$133.2
(1) Reserves net of expected reinsurance recoverables.
(2) Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

Favorable prior years' reserve development for Group Benefits was $4.9 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. The favorable development for the three months ended March 31, 2023 was primarily the result of favorable loss trends in specialty health and group for loss years 2022 and prior. The favorable development for the three months ended March 31, 2022 was primarily the result of favorable loss trends in specialty health for loss years 2021 and prior.
Reconciliation of Property & Casualty and Group Benefits Unpaid Claims and Claim Expense Reserves to the Consolidated Balance Sheets

($ in millions)	As of March 31, 2023	As of December 31, 2022
Ending gross reserves
Property & Casualty	$397.8	$388.7
Group Benefits	120.3	121.6
Total short-duration insurance contracts	518.1	510.3
Other than short-duration(1)	56.7	53.7
Total unpaid claims and claims expenses	$574.8	$564.0
(1) This line includes Life & Retirement, Supplemental, and other certain group benefit reserves.
Note 5 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the three months ended March 31, 2023 and 2022, the Company updated the net premium ratio when updating for actual historical experience for the quarter; future cash flow assumptions were reviewed but not changed.
The following tables summarize balances and changes in LFPB for traditional and limited-payment contracts.

Horace Mann Educators Corporation	22	First Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the three months ended March 31, 2023 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2023	$215.1	$234.7	$68.3	$29.7	$167.4	$—
January 1, 2023 balance at original discount rate	245.9	265.4	65.5	32.4	205.1	—
Effect of:
Change in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	0.8	(1.5)	0.2	0.5	(1.4)	—
Adjusted balance at January 1, 2023	246.7	263.9	65.7	32.9	203.7	—
Issuances(3)	2.8	6.5	—	1.0	5.3	2.0
Interest accruals(4)	1.8	2.5	1.0	0.3	1.5	—
Net premiums collected(5)	(4.7)	(6.9)	(1.7)	(1.1)	(5.4)	(2.0)
March 31, 2023 balance at original discount rate	246.6	266.0	65.0	33.1	205.1	—
Effect of changes in discount rate assumptions	(24.4)	(22.2)	4.8	(1.9)	(32.6)	—
Balance at March 31, 2023	222.2	243.8	69.8	31.2	172.5	—

Present value of expected future policy benefits:
Balance at January 1, 2023	493.6	347.0	867.5	79.4	431.7	103.3
January 1, 2023 balance at original discount rate	581.9	401.0	805.2	98.6	537.1	113.4
Effect of:
Changes in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	0.8	(1.5)	0.4	0.6	(1.7)	(0.5)
Adjusted balance at January 1, 2023	582.7	399.5	805.6	99.2	535.4	112.9
Issuances	2.9	6.6	—	1.0	5.3	2.4
Interest accruals	4.7	4.0	11.9	0.9	3.6	1.1
Benefit payments(6)	(4.9)	(4.9)	(16.0)	(0.8)	(13.7)	(3.1)
March 31, 2023 balance at original discount rate	585.4	405.2	801.5	100.3	530.6	113.3
Effect of changes in discount rate assumptions	(70.3)	(40.2)	91.0	(15.9)	(92.9)	(7.4)
Balance at March 31, 2023	515.1	365.0	892.5	84.4	437.7	105.9
Net liability for future policy benefits	292.8	121.2	822.8	53.3	265.3	105.9
Less: Reinsurance recoverable	(65.0)	(16.6)	(0.8)	(0.1)	(3.7)	(3.5)
Net liability for future policy benefits, after reinsurance recoverable	227.8	104.6	822.0	53.2	261.6	102.4
Impact of flooring on net liability for future policy benefits	0.3	—	—	—	—	—
Net liability for future policy benefits at March 31, 2023	$228.1	$104.6	$822.0	$53.2	$261.6	$102.4
(1) Experience Life contains both whole life and term elements.
(2) As of March 31, 2023, the net LFPB for Supplemental Health was $101.7 million for cancer, $22.2 million for accident, $23.7 million for disability and $114.0 million for other supplemental health policies.
(3) Issuances are calculated at present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new policies issued during the current period.
(4) Interest accruals represent the interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the original interest rate.
(5) Net premiums collected represent the product of the current period net premium ratio and the gross premiums collected during the period of in force business.
(6) Benefit payments represent the release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal and maturity payments based on revised expected assumptions.

Horace Mann Educators Corporation	23	First Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

The balances of and changes in LFPB as of and for the year ended December 31, 2022 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present Value of Expected Net Premiums
Balance at January 1, 2022(7)	$260.7	$264.4	$74.6	$29.7	$226.7	$—
January 1, 2022 balance at original discount rate(7)	239.3	235.4	55.9	27.2	223.1	—
Effect of:
Change in cash flow assumptions	5.2	18.7	9.1	2.0	12.2	—
Actual variances from expected experience	7.2	(4.2)	3.0	1.6	(25.3)	—
Adjusted balance at January 1, 2022	251.7	249.9	68.0	30.8	210.0	—
Issuances(3)	12.5	28.0	—	6.3	12.0	5.3
Interest accruals(3)	6.7	9.0	3.3	1.1	5.9	—
Net premiums collected(5)	(25.0)	(21.5)	(5.8)	(5.8)	(22.8)	(5.3)
December 31, 2022 balance at original discount rate	245.9	265.4	65.5	32.4	205.1	—
Effect of changes in discount rate assumptions	(30.8)	(30.7)	2.8	(2.7)	(37.7)	—
Balance at December 31, 2022	215.1	234.7	68.3	29.7	167.4	—

Present Value of Expected Future Policy Benefits
Balance at January 1, 2022(7)	660.4	411.5	1,172.7	102.9	590.6	129.1
January 1, 2022 balance at original discount rate(7)	566.1	360.0	802.6	86.6	584.2	115.7
Effect of:
Changes in cash flow assumptions	5.2	21.5	11.0	2.0	13.8	—
Actual variances from expected experience	7.7	(4.7)	3.6	1.4	(30.0)	0.4
Adjusted balance at January 1, 2022	579.0	376.8	817.2	90.0	568.0	116.1
Issuances	12.4	28.3	—	6.4	12.0	5.3
Interest accruals	18.0	14.4	47.4	3.4	15.0	4.3
Benefit payments(6)	(27.5)	(18.5)	(59.4)	(1.2)	(57.9)	(12.3)
December 31, 2022 balance at original discount rate	581.9	401.0	805.2	98.6	537.1	113.4
Effect of changes in discount rate assumptions	(88.3)	(54.0)	62.3	(19.2)	(105.4)	(10.1)
Balance at December 31, 2022	493.6	347.0	867.5	79.4	431.7	103.3
Net liability for future policy benefits	278.4	112.2	799.3	49.6	264.4	103.3
Less: Reinsurance recoverable	(63.1)	(15.3)	(0.8)	—	(3.4)	(3.2)
Net liability for future policy benefits, after reinsurance recoverable	215.3	96.9	798.5	49.6	261.0	100.1
Impact of flooring on net liability for future policy benefits	1.1	0.2	—	—	—	—
Net liability for future policy benefits at December 31, 2022	$216.4	$97.1	$798.5	$49.6	$261.0	$100.1
(1) Experience Life contains both whole life and term elements.
(2) As of December 31, 2022, the net LFPB for Supplemental Health was $101.8 million for cancer, $21.8 million for accident, $23.1 million for disability and $114.3 million for other supplemental health policies.
(3) Issuances are calculated at present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new policies issued during the current period.
(4) Interest accruals represent the interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the original interest rate.
(5) Net premiums collected represent the product of the current period net premium ratio and the gross premiums collected during the period of in force business.
(6) Benefit payments represent the release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal and maturity payments based on revised expected assumptions.
(7) Whole Life, Term Life, and Supplemental Health beginning balance at January 1, 2022 includes reserves acquired from Madison National Life Insurance Company, Inc. on January 1, 2022.

Horace Mann Educators Corporation	24	First Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB (including a summary of the balance and changes in the LFPB on January 1, 2021 due to adoption of ASU 2018-12) as of and for the year ended December 31, 2021 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present Value of Expected Net Premiums
Balance at January 1, 2021	$176.5	$244.1	$78.0	$25.4	$233.0	$—
January 1, 2021 balance at original discount rate	143.5	200.8	55.2	22.0	218.2	—
Effect of:
Change in cash flow assumptions	2.4	(4.5)	(3.3)	—	(1.8)	—
Actual variances from expected experience	8.8	6.9	6.3	1.0	6.3	—
Adjusted balance at January 1, 2021	154.7	203.2	58.2	23.0	222.7	—
Issuances(3)	13.3	29.8	—	10.2	13.0	3.7
Interest accruals(4)	6.2	7.9	3.2	0.8	5.9	—
Net premiums collected(5)	(16.6)	(19.8)	(5.6)	(6.8)	(24.1)	(3.7)
December 31, 2021 balance at original discount rate	157.6	221.1	55.8	27.2	217.5	—
Effect of changes in discount rate assumptions	25.4	32.0	18.8	2.5	4.0	—
Balance at December 31, 2021	183.0	253.1	74.6	29.7	221.5	—

Present Value of Expected Future Policy benefits
Balance at January 1, 2021	507.1	364.7	1,269.3	95.0	626.9	136.5
January 1, 2021 balance at original discount rate	362.5	294.0	813.5	73.4	589.1	115.9
Effect of:
Changes in cash flow assumptions	2.8	(4.8)	(3.6)	—	(3.0)	—
Actual variances from expected experience	8.7	7.2	6.6	1.1	6.2	(0.4)
Adjusted balance at January 1, 2021	374.0	296.4	816.5	74.5	592.3	115.5
Issuances	13.3	29.8	—	10.2	13.0	3.7
Interest accruals	17.1	12.0	47.9	2.9	15.7	4.5
Benefit payments(5)	(18.1)	(18.7)	(61.9)	(1.0)	(48.4)	(12.1)
December 31, 2021 balance at original discount rate	386.3	319.5	802.5	86.6	572.6	111.6
Effect of changes in discount rate assumptions	114.4	51.1	370.2	16.3	8.0	13.1
Balance at December 31, 2021	500.7	370.6	1,172.7	102.9	580.6	124.7
Net liability for future policy benefits	317.7	117.6	1,098.1	73.2	359.1	124.7
Less: Reinsurance recoverable	(0.5)	(5.5)	(1.1)	(0.2)	—	—
Net liability for future policy benefits, after reinsurance recoverable	$317.2	$112.1	$1,097.0	$73.0	$359.1	$124.7
(1) Experience Life contains both whole life and term elements.
(2) As of December 31, 2021, the net LFPB for Supplemental Health was $140.8 million for cancer, $28.7 million for accident, $29.3 million for disability and $160.3 million for other supplemental health policies.
(3) Issuances are calculated at present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new policies issued during the current period.
(4) Interest accruals represent the interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the original interest rate.
(5) Net premiums collected represent the product of the current period net premium ratio and the gross premiums collected during the period of in force business.
(6) Benefit payments represent the release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal and maturity payments based on revised expected assumptions.

Horace Mann Educators Corporation	25	First Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	March 31, 2023	December 31, 2022
Whole life	$293.1	$279.5
Term life	121.2	112.4
Experience life	822.8	799.3
Limited-pay whole life	53.3	49.6
Supplemental health	265.3	264.4
SPIA (life contingent)	105.9	103.3
Limited-pay whole life DPL	3.3	3.2
SPIA (life contingent) DPL	1.0	0.8
Reconciling items(1)	106.5	105.5
Total	$1,772.4	$1,718.0
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments		Interest expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Whole life	$6.6	$6.1	$2.9	$2.7
Term life	10.8	9.9	1.2	1.1
Experience life	8.2	8.5	11.0	11.1
Limited-pay whole life	1.6	1.8	0.6	0.6
Supplemental health	29.7	30.7	2.2	2.4
SPIA (life contingent)	2.2	2.5	1.1	1.1
Total	$59.1	$59.5	$19.0	$19.0
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$471.6	$322.5	$448.0	$308.9
Expected future benefits and expenses	1,128.1	585.4	1,080.6	568.1
Term life
Expected future gross premiums	744.6	465.3	720.9	447.0
Expected future benefits and expenses	687.8	405.2	597.0	355.8
Experience Life
Expected future gross premiums	559.0	310.2	598.4	329.4
Expected future benefits and expenses	1,740.3	801.5	1,774.5	799.5
Limited-pay whole life
Expected future gross premiums	61.9	47.3	51.3	39.7
Expected future benefits and expenses	230.7	100.3	196.9	88.8
Supplemental health
Expected future gross premiums	1,644.2	1,215.1	1,633.3	127.3
Expected future benefits and expenses	724.6	530.6	776.3	577.4
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	158.2	113.3	161.6	116.2

Horace Mann Educators Corporation	26	First Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
For the three months ended March 31, 2023 and 2022, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both periods.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	March 31, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	SPIA (life contingent)
Mortality
Actual experience	0.7%	0.1% - 0.3%	1.9%	—%	N.M.
Expected experience	0.7%	0.1% - 0.6%	1.6%	0.2%	N.M.
Lapses
Actual experience	3.6%	5.6% - 8.3%	3.4%	3.6%	N.M.
Expected experience	4.6%	2.8% - 5.6%	3.0%	5.1%	N.M.

	March 31, 2022
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	SPIA (life contingent)
Mortality
Actual experience	0.8%	0.1% - 0.1%	1.8%	0.4%	N.M.
Expected experience	0.7%	0.1% - 0.3%	1.4%	0.2%	N.M.
Lapses
Actual experience	3.0%	5.2% - 76.1%	3.1%	2.9%	N.M.
Expected experience	5.7%	2.8% - 6.6%	3.1%	7.2%	N.M.
The following table provides the weighted-average durations of LFPB, in years:

	As of March 31,
	2023	2022
Whole life	18	18
Term life	17	16
Experience life	11	11
Limited-pay whole life	23	21
Supplemental health	10.2	9.8
SPIA (life contingent)	8	8

Horace Mann Educators Corporation	27	First Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of March 31,
	2023	2022
Whole life
Interest accretion rate	1.7% - 4.9%	1.7% - 5.0%
Current discount rate	4.7% - 5.0%	3.2% - 3.7%
Term life
Interest accretion rate	4.1% - 4.3%	4.1% - 4.4%
Current discount rate	4.9% - 5.0%	3.6% - 3.6%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.0%	3.7%
Limited-pay whole life
Interest accretion rate	3.9%	3.9%
Current discount rate	5.0%	3.7%
Supplemental health
Interest accretion rate	1.7% - 2.7%	1.7% - 2.7%
Current discount rate	5.0% - 5.2%	3.5% - 4.0%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.0%
Current discount rate	4.9% - 5.0%	3.5% - 3.5%

Horace Mann Educators Corporation	28	First Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Three Months Ended March 31, 2023
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2023	$47.6	$64.3	$4,591.1	$510.3	$34.4
Premiums received(1)	$3.6	$(0.2)	$54.9	$5.1	$1.1
Surrenders and withdrawals(2)	(0.4)	(0.9)	(98.1)	(13.9)	(0.1)
Benefit payments(3)	—	(0.5)	(19.1)	(0.6)	(1.7)
Net transfers from (to) separate account	—	—	6.6	(0.9)	—
Interest credited(4)	—	0.8	40.1	—	0.3
Other	(0.9)	—	1.9	(1.6)	(0.2)
Balance at March 31, 2023	$49.9	$63.5	$4,577.4	$498.4	$33.8
Weighted-average crediting rate	0.1%	5.0%	3.6%	—%	3.0%
Net amount at risk(5)	$—	$—	$39.5	$—	$—
Cash surrender value	$32.9	$62.8	$4,540.9	$486.7	$33.7

($ in millions)	Three Months Ended March 31, 2022
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2022	$39.1	$66.2	$4,532.7	$522.6	$37.7
Premiums received(1)	$2.2	$—	$47.2	$9.3	$0.8
Surrenders and withdrawals(2)	(0.2)	(0.7)	(60.3)	(10.9)	(0.3)
Benefit payments(3)	—	(0.4)	(18.5)	(1.1)	(1.5)
Net transfers from (to) separate account	—	—	11.0	(0.1)	—
Interest credited(4)	0.5	0.8	38.9	1.8	0.3
Other	(0.6)	—	(2.8)	(3.4)	—
Balance at March 31, 2022	$41.0	$65.9	$4,548.2	$518.2	$37.0
Weighted-average crediting rate	5.4%	5.0%	3.5%	1.4%	3.0%
Net amount at risk(5)	$—	$—	$66.4	$—	$—
Cash surrender value	$26.0	$65.2	$4,489.4	$504.2	$36.6
(1) Premiums received represents premiums collected from policyholder during the period of in force business.
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	29	First Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balances Sheets:

($ in millions)	March 31, 2023	December 31, 2022
Indexed universal life	$49.9	$47.6
Experience Life	63.5	64.3
Fixed account annuities	4,577.4	4,591.1
Fixed indexed account annuities	498.4	510.3
SPIA (non-life contingent)	33.8	34.4
Reconciling items(1)	11.6	12.9
Total	$5,234.6	$5,260.6
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.

The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	March 31, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$95.5	$393.9	$329.9	$128.1	$947.4
Equal to 2% but less than 3%	232.8	36.4	6.8	—	276.0
Equal to 3% but less than 4%	653.5	0.4	0.5	—	654.4
Equal to 4% but less than 5%	2,705.6	—	—	—	2,705.6
5% or higher	90.9	—	—	—	90.9
Total	$3,778.3	$430.7	$337.2	$128.1	$4,674.3

($ in millions)	December 31, 2022
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$262.5	$370.6	$214.4	$96.1	$943.6
Equal to 2% but less than 3%	256.1	19.8	4.7	—	280.6
Equal to 3% but less than 4%	667.4	0.4	0.4	—	668.2
Equal to 4% but less than 5%	2,706.1	—	—	—	2,706.1
5% or higher	91.7	—	—	—	91.7
Total	$3,983.8	$390.8	$219.5	$96.1	$4,690.2
(1) Excludes products not containing a fixed guaranteed minimum crediting rate.

Separate Account Liabilities

Separate account assets and liabilities consist of investment accounts established and maintained by the Company for certain variable contracts. Some of these variable contracts include minimum guarantees such as GMDBs that guarantee a minimum payment to the policyholder in the event of death.
The assets that support variable contracts are measured at fair value and are reported as separate account assets on the Consolidated Balance Sheets. An equivalent amount is reported as separate account liabilities. MRB assets and liabilities for minimum guarantees are valued and presented separately from separate account assets and separate account liabilities. MRBs are discussed further in the market risk benefits section of this

Horace Mann Educators Corporation	30	First Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Note to the Consolidated Financial Statements. Policy charges assessed against the policyholders for mortality, administration and other services are included in the life premiums and contract charges line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	March 31, 2023	December 31, 2022
Balance, beginning of year	$2,792.3	$3,441.0
Deposits	57.3	240.3
Withdrawals	(46.6)	(186.8)
Net transfers	(5.6)	(38.1)
Fees and charges	(9.1)	(36.8)
Market appreciation (depreciation)	168.2	(619.7)
Other	(1.8)	(7.6)
Balance, end of period	$2,954.7	$2,792.3
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.

Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the three months ended March 31, 2023 and 2022, respectively:

($ in millions)	March 31, 2023	March 31, 2022

Balance, beginning of year	$0.2	$4.8
Balance, beginning of year, before effects of changes in the instrument-specific credit risk	—	2.0
Changes in market risk benefits(1)	0.9	(0.4)
Balance, end of period(2)	$0.9	$1.6
Effect of changes in the instrument-specific credit risk	0.4	2.4
Balance, end of period	$1.3	$4.0
Net amount at risk(3)	$38.3	$20.2
Weighted-average attained age of contract holders	63	62
(1) Reflects interest accruals and effect of changes in interest rates, equity markets, equity index volatility and future assumptions.
(2) Balance, end of period, before the effect of changes in the instrument-specific credit risk.
(3) Net amount at risk represents the current guaranteed benefit less current account balance at the reporting date.

The following table presents MRBs by amounts in an asset position and amounts in a liability position. The net liabilities are included in Policyholders' account balances presented in the Consolidated Balance Sheets.

($ in millions)	As of March 31, 2023			As of December 31, 2022
	Asset	Liability	Net Liability	Asset	Liability	Net Liability
Deferred variable annuities	$4.2	$5.5	$1.3	$4.4	$4.7	$0.3

Horace Mann Educators Corporation	31	First Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
DAC and Deferred Sales Inducements

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Three Months Ended March 31, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$20.9	$30.0	$5.8	$6.7	$15.4	$6.2	$221.1
Capitalizations	0.6	1.3	—	0.2	0.5	0.6	4.0
Amortization expense	(0.3)	(0.6)	—	(0.1)	(0.2)	(0.1)	(3.7)
Experience adjustment	—	—	—	—	—	—	(1.7)
Balance, end of period	$21.2	$30.7	$5.8	$6.8	$15.7	$6.7	$219.7

($ in millions)	Year Ended December 31, 2022
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of year	$19.1	$27.5	$6.0	$5.6	$13.7	$4.9	$223.3
Capitalizations	3.0	5.0	0.2	1.4	2.5	1.8	15.5
Amortization expense	(1.2)	(2.5)	(0.4)	(0.3)	(0.8)	(0.5)	(15.8)
Experience adjustment	—	—	—	—	—	—	(1.9)
Balance, end of year	$20.9	$30.0	$5.8	$6.7	$15.4	$6.2	$221.1

($ in millions)	Year Ended December 31, 2021
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, end of year December 31, 2020	$17.8	$25.6	$2.6	$4.4	$11.3	$4.3	$137.7
Adjustment for removal of related balances in AOCI	—	—	3.6	—	1.6	—	85.4
Adjusted balance, beginning of year January 1, 2021	$17.8	$25.6	$6.2	$4.4	$12.9	$4.3	$223.1
Capitalizations	2.4	4.2	0.2	1.5	1.7	1.1	17.3
Amortization expense	(1.1)	(2.3)	(0.4)	(0.3)	(0.8)	(0.5)	(16.0)
Experience adjustment	—	—	—	—	(0.1)	—	(1.1)
Balance, end of year December 31, 2021	$19.1	$27.5	$6.0	$5.6	$13.7	$4.9	$223.3

Horace Mann Educators Corporation	32	First Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	March 31, 2023	December 31, 2022
Whole life	$21.2	$20.9
Term life	30.7	30.0
Experience life	5.8	5.8
Limited pay whole life	6.8	6.7
Indexed universal life	15.7	15.4
Supplemental health	6.7	6.2
Total annuities	219.7	221.1
Reconciling item(1)	25.0	24.5
Total	$331.6	$330.6
(1) Reconciling item relates to DAC associated with the Property & Casualty reporting segment.
The assumptions used to amortize DAC were consistent with the assumptions used to estimate LFPB for traditional and limited-payment contracts. The underlying assumptions for DAC and LFPB were updated at the same time.
In the first quarter of 2023 and 2022, the Company conducted a review of all significant assumptions and did not make any changes to future assumptions because actual experience for mortality and lapses was materially consistent with underlying assumptions.
The following table rolls-forward the DSI balance as of and for the three months ended March 31, 2023 and 2022:

($ in millions)	March 31, 2023	December 31, 2022

Balance, beginning of year	$15.9	$17.3
Capitalizations	—	—
Amortization expense	(0.3)	(0.3)
Experience adjustment	(0.2)	(0.1)
Balance, end of period	$15.4	$16.9
DSI is included in Other assets in the Consolidated Balance Sheets.

Horace Mann Educators Corporation	33	First Quarter 2023 Form 10-Q

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

($ in millions)	Direct Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Three months ended March 31, 2023
Net premiums written and contract deposits(2)	$367.8	$16.6	$10.4	$361.6
Net premiums and contract charges earned	264.0	18.5	10.4	255.9
Benefits, claims and settlement expenses	192.9	12.7	3.0	183.2

Three months ended March 31, 2022
Net premiums written and contract deposits(2)	$360.8	$14.8	$12.4	$358.4
Net premiums and contract charges earned	260.4	17.2	12.6	255.8
Benefits, claims and settlement expenses	181.6	7.2	0.8	175.2
(1)    Excludes the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.

Horace Mann Educators Corporation	34	First Quarter 2023 Form 10-Q

NOTE 7 - Segment Information
The Company conducts and manages its business in four reporting segments. The three operating segments, representing the major lines of business, are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). The Company does not allocate the impact of corporate-level transactions to these operating segments, consistent with the basis for management's evaluation of the results of those segments, but classifies those items in the fourth reporting segment, Corporate & Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items in Corporate & Other have also included corporate debt retirement costs, when applicable.
Summarized financial information for these segments is as follows:

($ in millions)	Three Months Ended March 31,
	2023	2022
Net premiums and contract charges earned
Property & Casualty	$152.4	$150.2
Life & Retirement	37.7	35.8
Supplemental & Group Benefits	65.8	69.8
Total	$255.9	$255.8

Net investment income
Property & Casualty	$4.0	$7.2
Life & Retirement	87.9	84.2
Supplemental & Group Benefits	9.1	7.1
Corporate & Other	—	—
Intersegment eliminations	(0.6)	(0.6)
Total	$100.4	$97.9

Net income (loss)
Property & Casualty	$(11.6)	$8.5
Life & Retirement	14.0	15.6
Supplemental & Group Benefits	14.0	13.2
Corporate & Other	(9.8)	(17.0)
Total	$6.6	$20.3

($ in millions)	March 31, 2023	December 31, 2022
Assets
Property & Casualty	$1,077.0	$1,083.8
Life & Retirement	11,085.1	10,754.5
Supplemental & Group Benefits	1,377.1	1,359.3
Corporate & Other	169.0	173.4
Intersegment eliminations	(54.3)	(64.9)
Total	$13,653.9	$13,306.1

Horace Mann Educators Corporation	35	First Quarter 2023 Form 10-Q

NOTE 8 - Accumulated Other Comprehensive Income (Loss)
AOCI represents the accumulated change in shareholders’ equity from transactions and other events and circumstances from non-shareholder sources. For the Company, AOCI includes the after tax change in net unrealized investment gains (losses) on fixed maturity securities, the after tax change in net reserve remeasurements attributable to discount rates and the after tax change in net funded status of benefit plans for the periods as shown in the Consolidated Statements of Changes in Shareholders’ Equity. The following table reconciles these components.

($ in millions)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities(1)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, January 1, 2023	$(449.6)	$59.0	$(8.8)	$(399.4)
Other comprehensive loss before reclassifications	91.3	(41.2)	—	50.1
Amounts reclassified from AOCI(2)	1.9	—	—	1.9
Net current period other comprehensive loss	93.2	(41.2)	—	52.0
Ending balance, March 31, 2023	$(356.4)	$17.8	$(8.8)	$(347.4)

Beginning balance, January 1, 2022	$347.1	$(386.9)	$(10.2)	$(50.0)
Other comprehensive loss before reclassifications	(335.9)	181.5	—	(154.4)
Amounts reclassified from AOCI(2)	1.8	—	—	1.8
Net current period other comprehensive loss	(334.1)	181.5	—	(152.6)
Ending balance, March 31, 2022	$13.0	$(205.4)	$(10.2)	$(202.6)
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(2.4) million and $(2.3) million, are included in Net investment gains losses and the related income tax benefits, $(0.5) million and $(0.5) million, are included in income tax expense in the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	36	First Quarter 2023 Form 10-Q

NOTE 9 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	March 31, 2023	December 31, 2022
Cash	$26.6	$42.2
Restricted cash	0.8	0.6
Total cash and restricted cash reported in the Consolidated Balance Sheets	$27.4	$42.8

($ in millions)	Three Months Ended March 31,
	2023	2022
Cash paid (recovered) for:
Interest	$1.2	$0.6
Income taxes	0.1	(0.3)
Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the three months ended March 31, 2023 and 2022, respectively.
NOTE 10 - Contingencies and Commitments
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
At the time of issuance of this Quarterly Report on Form 10-Q, the Company does not have pending litigation from which there is a reasonable possibility of material loss.
Assessments for Insolvencies of Unaffiliated Insurance Companies
The Company is contingently liable for possible assessments under regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have generally been insignificant.
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $599.4 million and $704.2 million as of March 31, 2023 and December 31, 2022, respectively.
Note 11 - Prior Period Consolidated Financial Statements
Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (also known as LDTI). The Company adopted LDTI using the modified retrospective approach where permitted with changes applied as of January 1, 2021. As a result of adoption, the Company’s prior period consolidated financial statements have been restated.
The following tables summarize the effects of adopting LDTI on our unaudited Consolidated Financial Statements.

Horace Mann Educators Corporation	37	First Quarter 2023 Form 10-Q

Note 11 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEET (UNAUDITED)
($ in millions, except share data)

	December 31, 2022	Effect of the Adoption of ASU 2018-12	Reclassifications(1)	December 31, 2022
	As Reported			As Adjusted
Assets
Total investments	$6,587.6	$—	$—	$6,587.6
Cash	42.8	—	$—	42.8
Deferred policy acquisition costs	433.1	(102.5)	$—	330.6
Reinsurance balances receivable	506.2	(38.2)	—	468.0
Deposit asset on reinsurance	2,516.6	—	—	2,516.6
Intangible assets	185.2	—	—	185.2
Goodwill	54.3	—	—	54.3
Other assets	328.7	—	—	328.7
Separate Account variable annuity assets	2,792.3	—	—	2,792.3
Total assets	$13,446.8	$(140.7)	$—	$13,306.1

Liabilities and Shareholders' Equity
Policy liabilities
Investment contract and policy reserves	$6,968.0	$(151.9)	$(6,816.1)	$—
Future policy benefit reserves			1,718.0	1,718.0
Policyholders' account balances			5,260.6	5,260.6
Unpaid claims and claim expenses	585.1	(2.9)	(18.2)	564.0
Unearned premiums	264.2	1.9	—	266.1
Total policy liabilities	7,817.3	(152.9)	144.3	7,808.7
Other policyholder funds	954.0	(0.4)	(144.3)	809.3
Other liabilities	297.0	2.5	—	299.5
Short-term debt	249.0	—	—	249.0
Long-term debt	249.0	—	—	249.0
Separate Account variable annuity liabilities	2,792.3	—	—	2,792.3
Total liabilities	12,358.6	(150.8)	—	12,207.8
Preferred stock	—	—	—	—
Common stock	0.1	—	—	0.1
Additional paid-in capital	502.6	—	—	502.6
Retained earnings	1,468.6	43.8	—	1,512.4
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(356.9)	(92.7)	—	(449.6)
Net reserve remeasurements attributable to discount rates	—	59.0	—	59.0
Net funded status of benefit plans	(8.8)	—	—	(8.8)
Treasury stock, at cost	(517.4)	—	—	(517.4)
Total shareholders’ equity	1,088.2	10.1	—	1,098.3
Total liabilities and shareholders’ equity	$13,446.8	$(140.7)	$—	$13,306.1
(1) The Company has reclassified the presentation of certain information to conform to the current year's presentation.

Horace Mann Educators Corporation	38	First Quarter 2023 Form 10-Q

Note 11 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended	Effect of the Adoption of ASU 2018-12	Three Months Ended
	March 31, 2022		March 31, 2022
	As Reported		As Adjusted
Statement of Operations
Revenues
Net premiums and contract charges earned	$255.9	$(0.1)	$255.8
Net investment income	97.9	—	97.9
Net investment losses	(15.5)	—	(15.5)
Other income	8.5	—	8.5
Total revenues	346.8	(0.1)	346.7

Benefits, losses and expenses
Benefits, claims and settlement expenses	177.0	(1.8)	175.2
Interest credited	40.8	(1.1)	39.7
Operating expenses	76.8	(0.1)	76.7
DAC amortization expense	26.4	(4.4)	22.0
Intangible asset amortization expense	4.2	—	4.2
Interest expense	3.9	—	3.9
Total benefits, losses and expenses	329.1	(7.4)	321.7

Income before income taxes	17.7	7.3	25.0
Income tax expense	3.2	1.5	4.7

Net income	14.5	5.8	20.3

Net income per share
Basic	0.35	0.13	0.48
Diluted	0.35	0.13	0.48

Weighted average number of shares and equivalent shares
Basic	41.9	—	41.9
Diluted	42.1	—	42.1

Statement of Comprehensive Income (Loss)
Net income	14.5	5.8	20.3
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	(270.7)	(63.4)	(334.1)
Change in net reserve remeasurements attributable to discount rates	—	181.5	181.5
Change in net funded status of benefit plans	—	—	—
Other comprehensive loss	(270.7)	118.1	(152.6)
Comprehensive income (loss)	$(256.2)	$123.9	$(132.3)

Horace Mann Educators Corporation	39	First Quarter 2023 Form 10-Q

Note 11 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended	Effect of the Adoption of ASU 2018-12	Three Months Ended
	March 31, 2022		March 31, 2022
	As Reported		As Adjusted
Common stock, $0.001 par value
Ending balance	$0.1	$—	$0.1

Additional paid-in capital
Ending balance	496.6	—	496.6

Retained earnings
Beginning balance	1,524.9	22.1	1,547.0
Net income	14.5	5.8	20.3
Effect of ASU 2018-12(1)	—	(0.8)	(0.8)
Dividends,per share; 2022, $0.32 per share	(13.5)	—	(13.5)
Ending balance	1,525.9	27.1	1,553.0

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	280.5	(330.5)	(50.0)
Change in net unrealized investment losses on fixed maturity securities	(270.7)	(63.4)	(334.1)
Change in net reserve remeasurements attributable to discount rates	—	181.5	181.5
Change in net funded status of benefit plans	—	—	—
Ending balance	9.8	(212.4)	(202.6)

Treasury stock, at cost
Ending balance	(495.6)	—	(495.6)
Shareholders' equity at end of period	$1,536.8	$(185.3)	$1,351.5
(1) See Note 1 to the Consolidated Financial Statements for information regarding ASU 2018-12.

Horace Mann Educators Corporation	40	First Quarter 2023 Form 10-Q

Note 11 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
($ in millions)

	Three Months Ended	Effect of the Adoption of ASU 2018-12	Three Months Ended
	March 31, 2022		March 31, 2022
	As Reported		As Adjusted
Cash flows - operating activities
Net income	$14.5	$5.8	$20.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	15.5	—	15.5
Depreciation and intangible asset amortization	3.8	—	3.8
Share-based compensation expense	2.1	—	2.1
Loss from EMA investments, net of dividends or distributions	1.6	—	1.6
Changes in:
Insurance liabilities	450.5	(82.8)	367.7
Amounts due under reinsurance agreements	(357.7)	24.7	(333.0)
Income tax liabilities	3.4	51.1	54.5
Other operating assets and liabilities	(35.5)	(4.6)	(40.1)
Other, net	(2.5)	5.8	3.3
Net cash provided by operating activities	95.7	—	95.7

Cash flows - investing activities
Net cash used in investing activities	(217.7)	—	(217.7)

Cash flows - financing activities
Net cash provided by financing activities	37.4	—	37.4
Net decrease in cash	(84.6)	—	(84.6)
Cash at beginning of period	133.7	—	133.7
Cash at end of period	$49.1	$—	$49.1
ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's First Quarter 2023 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".

Horace Mann Educators Corporation	41	First Quarter 2023 Form 10-Q

Forward-looking Information
Statements made in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation (referred to in this Quarterly Report on Form 10-Q as "we", "our", "us", the "Company", "Horace Mann" or "HMEC") is an insurance holding company. We are not under any obligation to (and expressly disclaim any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that our actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in our business. Also, see Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding risks and uncertainties.
This MD&A covers the following:
Introduction
The purpose of this MD&A is to provide an understanding of our consolidated results of operations and financial condition. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Part I - Item 1 of this Quarterly Report on Form 10-Q.
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
We conduct and manage our business in four reporting segments. The three reporting segments representing our major lines of business, are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance

Horace Mann Educators Corporation	42	First Quarter 2023 Form 10-Q

products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). We do not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those segments, but classify those items in the fourth reporting segment, Corporate & Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable. See Part I - Item 1, Note 7 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.
Effective January 1, 2023, we adopted ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (also known as LDTI). We adopted LDTI using the modified retrospective approach where permitted with changes applied as of January 1, 2021. As a result of adoption, our prior period results of operations have been restated in this MD&A. See Part I - Item 1, Note 1 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information regarding our adoption of LDTI.
Consolidated Financial Highlights

($ in millions)	Three Months Ended March 31,		2023-2022
	2023	2022	% Change
Total revenues	$353.9	$346.7	2.1%
Net income	6.6	20.3	-67.5%
Per diluted share:
Net income	0.16	0.48	-66.7%
Net investment losses, after tax	(0.07)	(0.29)	N.M.
Book value per share	$27.87	$32.66	-14.7%
Net income return on equity - last twelve months	0.5%	9.8%
Net income return on equity - annualized	2.4%	5.7%

For the three months ended March 31, 2023, net income decreased $13.7 million, primarily due to higher catastrophe losses and elevated underlying auto losses in the Property & Casualty segment partially offset by favorable benefits experience in the Supplemental & Group Benefits segment and lower net investment losses.

Horace Mann Educators Corporation	43	First Quarter 2023 Form 10-Q

Consolidated Results of Operations

($ in millions)	Three Months Ended March 31,		2023-2022
	2023	2022	% Change
Net premiums and contract charges earned	$255.9	$255.8	—%
Net investment income	100.4	97.9	2.6%
Net investment losses	(3.9)	(15.5)	N.M.
Other income	1.5	8.5	-82.4%
Total revenues	353.9	346.7	2.1%

Benefits, claims and settlement expenses	183.2	175.2	4.6%
Interest credited	48.7	39.7	22.7%
Operating expenses	79.8	76.7	4.0%
DAC amortization expense	23.7	22.0	7.7%
Intangible asset amortization expense	3.7	4.2	-11.9%
Interest expense	6.7	3.9	71.8%
Total benefits, losses and expenses	345.8	321.7	7.5%

Income before income taxes	8.1	25.0	-67.6%
Income tax expense	1.5	4.7	-68.1%
Net income	$6.6	$20.3	-67.5%

Net Premiums and Contract Charges Earned
For the three months ended March 31, 2023, net premiums and contract charges earned were comparable to the prior year period.
Net Investment Income
For the three months ended March 31, 2023, total net investment income increased $2.5 million, primarily due to higher returns on floating rate fixed maturity securities including commercial mortgage loan funds partially offset by negative returns on limited partnership interests in private equity funds. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended March 31,
	2023	2022
Investment yield, excluding limited partnership interests, pretax - annualized*	4.7%	4.3%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.7%	3.4%

During the three months ended March 31, 2023, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We continue to fund at levels that allow us to maintain our targeted allocation to commercial mortgage loan funds and limited partnership interests while maintaining balance to principal protection and risk.
Net Investment Losses
For the three months ended March 31, 2023, net investment losses decreased $11.6 million, primarily due to a reduction in losses from changes in fair values of equity securities and impairments compared to the prior year period. The breakdown of net investment gains (losses) by transaction type were as follows:

Horace Mann Educators Corporation	44	First Quarter 2023 Form 10-Q

($ in millions)	Three Months Ended March 31,
	2023	2022
Credit loss and intent-to-sell impairments	$—	$(1.8)
Sales and other, net	(2.4)	1.1
Change in fair value - equity securities	(1.0)	(17.1)
Change in fair value and losses realized on settlements - derivatives	(0.5)	2.3
Net investment losses	$(3.9)	$(15.5)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three months ended March 31, 2023, other income decreased $7.0 million in the employer-sponsored business.
Benefits, Claims and Settlement Expenses
For the three months ended March 31, 2023, benefits, claims and settlement expenses increased $8.0 million, primarily due to higher catastrophe losses and elevated underlying auto losses in the Property & Casualty segment partially offset by favorable benefits experience in the Supplemental & Group Benefits segment.
Interest Credited
For the three months ended March 31, 2023, interest credited increased $9.0 million, driven primarily by higher interest rates on advances received from the Federal Home Loan Bank of Chicago (FHLB). Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 2.6% and 2.4% as of March 31, 2023 and March 31, 2022, respectively.
Operating Expenses
For the three months ended March 31, 2023, operating expenses increased $3.1 million, primarily due to inflation.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For the three months ended March 31, 2023, DAC amortization expense increased $1.7 million, due to a write-off of DAC in the Life & Retirement segment related to a decrease in annuity premium persistency.
Intangible Asset Amortization Expense
For the three months ended March 31, 2023, intangible asset amortization expense decreased $0.5 million.
Interest Expense
For the three months ended March 31, 2023, interest expense increased $2.8 million, due to an increase in floating interest rates on the Revolving Credit Facility.
Income Tax Expense
The effective income tax rate on our pretax income, including net investment losses, was 18.5% and 17.5% for the three months ended March 31, 2023 and 2022, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 5.3 and 6.3 percentage points for the three months ended March 31, 2023 and 2022, respectively.
In August 2022, the Inflation Reduction Act of 2022 (IRA) was passed by the U.S. Congress and signed into law by the Executive Branch. The IRA includes a new Federal alternative minimum tax (AMT), effective in 2023, that is based on the adjusted financial statement income (AFSI) set forth on the applicable financial statement (AFS) of an applicable corporation. A corporation is an applicable corporation if its rolling average pre-tax AFSI over three prior years (starting with 2020-2022) is greater than $1.0 billion. For a group of related entities, the $1.0 billion threshold is determined on a group basis, and the group's AFSI is generally treated as the AFSI for all

Horace Mann Educators Corporation	45	First Quarter 2023 Form 10-Q

separate taxpayers in the group. Except under limited circumstances, once a corporation is an applicable corporation, it is an applicable corporation in all future years.
An applicable corporation is not automatically subject to an AMT liability. The corporation's tentative AMT liability is equal to 15.0% of its adjusted AFSI, and AMT is payable to the extent the tentative AMT liability exceeds regular corporate income tax. However, any AMT paid would be indefinitely available as a credit carryover that could reduce future regular tax in excess of AMT.
HMEC and its controlled group of corporations have determined that it likely will not be an applicable corporation in 2023. In making such determination, the group has made certain interpretations of, and assumptions regarding, the AMT provisions of the IRA. The U.S. Treasury Department is expected to issue guidance throughout 2023 that may differ from the group's interpretations and assumptions and that could alter the group's determination.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
As of March 31, 2023, our federal income tax returns for years prior to 2019 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2023
The following discussion provides outlook information for our results of operations and capital position.
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2023 full year net income will be within a range of $2.00 to $2.30 per diluted share, generating a core return on equity* near 6%. This range is unchanged from our Outlook for 2023 we discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Property & Casualty Segment
In 2023, net income for Property & Casualty is now anticipated to be between breakeven and $5 million, reflecting the negative limited partnership portfolio returns in the first quarter. The primary factors in our full-year outlook include:
•Catastrophe loss assumption of approximately 10 points on the combined ratio, in line with the 10-year average and consistent with historical frequencies and current severities applied to modeled exposures
•Property combined ratio near 100%, anticipating rate actions of 12% to 15% during 2023, reflecting inflation and current loss trends, accompanied by ‘inflation guard’ increases
•Auto combined ratio of 106% to 107%, anticipating auto rates to increase by 18% to 20% during 2023, supplemented by non-rate underwriting actions
Our longer-term Property & Casualty combined ratio target remains at 95% to 96%.
Life & Retirement Segment
In 2023, net income for Life & Retirement is anticipated to be in the range of $67 million to $70 million, consistent with prior guidance. This guidance includes the adoption of LDTI effective January 1, 2023. The spread on the fixed annuity business is expected to be in the range of 220 to 230 basis points. Mortality is anticipated to remain within actuarial expectations, increasing slightly from 2022.
Supplemental & Group Benefits Segment
In 2023, net income for Supplemental & Group Benefits is now anticipated to be in the range of $45 million to $49 million due to strong first quarter results. The primary factors in our outlook include:

Horace Mann Educators Corporation	46	First Quarter 2023 Form 10-Q

•Claims utilization for supplemental and disability products returning to near pre-pandemic levels. The longer-term target for the segment benefit ratio remains 43%.
•Higher expenses reflecting investments in the infrastructure for this business as well as a higher allocation of corporate expenses to reflect the segment’s utilization of shared staff, distribution, and other resources.
Corporate & Other Segment
Corporate interest expense is expected to be in the range of $26 million to $27 million in 2023 due to rising interest rates.
Investments
For 2023, we now expect total net investment income to be in a range of $429 million to $439 million, including approximately $104 million of accreted investment income on the deposit asset on reinsurance in Retirement. The expectation of full-year net investment income from the managed portfolio in a range of $325 million to $335 million reflects stronger returns from our commercial mortgage loan portfolio as well as the benefits of the rising interest rate environment over the past 12 months. Limited partnership returns are now estimated to be below their 10-year average of 8.5%, reflecting the first quarter lower-than-expected limited partnership portfolio returns in the Property & Casualty segment.
As described in Application of Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see forward-looking information in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 concerning other important factors that could impact actual results. We believe that a projection of net income is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates in that Form 10-K within which we identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for maturity securities
•Evaluation of goodwill and intangible assets for impairment
•Valuation of annuity and life deferred policy acquisition costs

Horace Mann Educators Corporation	47	First Quarter 2023 Form 10-Q

•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
•Valuation of liabilities for group benefits unpaid claims and claim expense reserves
•Valuation of certain investment contracts and policy reserves
•Valuation of long-duration contracts under the new accounting guidance in ASU 2018-12
Except as noted below, compared to December 31, 2022, as of March 31, 2023, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.
Effective January 1, 2023, we adopted the new accounting guidance in ASU 2018-12 which changed our accounting policies for the valuation of annuity and life deferred policy acquisition costs (DAC) and the valuation of certain policy reserves (which is now referred to as the liability for future policy benefits or "LFPB"). DAC is now being amortized on a constant-level basis over the expected term of the related contracts. Cash flow assumptions used to measure LFPB must be reviewed at least annually, and if there is a change, must be updated and the discount rate assumption must be updated quarterly. The new accounting policies are described in more detail in Part I - Item 1, Note 1 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Results of Operations by Segment
Consolidated financial results primarily reflect the results of the Property & Casualty, Life & Retirement, and Supplemental & Group Benefits reporting segments as noted in the Introduction and Outlook for 2023 sections of this MD&A, as well as the Corporate & Other reporting segment. These segments are defined based on financial information management uses to evaluate performance and to determine the allocation of resources.
The determination of segment information is described in more detail in Part I - Item 1, Note 7 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The following sections provide analysis and discussion of the results of operations for each of the reporting segments as well as investment results.
Property & Casualty
For the three months ended March 31, 2023, net loss reflected the following factors:
•Higher catastrophe losses
•Elevated underlying auto losses
•Decrease in net investment income due to negative returns on limited partnership interests

Horace Mann Educators Corporation	48	First Quarter 2023 Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2023-2022
	2023	2022	% Change
Financial Data:
Net premiums written*:
Auto	$101.2	$94.5	7.1%
Property and other	47.9	45.1	6.2%
Total net premiums written	149.1	139.6	6.8%
Change in unearned net premiums	3.3	10.6	-68.9%
Total net premiums earned	152.4	150.2	1.5%
Incurred claims and claims expenses:
Claims occurring in the current year	128.8	108.3	18.9%
Prior years' reserve development(1)	—	—	—%
Total claims and claim expenses incurred	128.8	108.3	18.9%
Operating expenses, including DAC amortization	42.9	39.4	8.9%
Underwriting gain (loss)	(19.3)	2.5	N.M.
Net investment income	4.0	7.2	-44.4%
Income (loss) before income taxes	(14.6)	10.5	N.M
Net income (loss)	(11.6)	8.5	N.M
Core earnings (loss)*	(11.6)	8.5	N.M

Operating Statistics:
Auto
Loss and loss adjustment expense ratio	82.5%	76.0%	6.5	pts
Expense ratio	28.4%	25.8%	2.6	pts
Combined ratio:	110.9%	101.8%	9.1	pts
Prior years' reserve development(1)	—%	—%	—	pts
Catastrophe losses	1.8%	0.5%	1.3	pts
Underlying combined ratio*	109.1%	101.3%	7.8	pts
Property
Loss and loss adjustment expense ratio	88.1%	65.0%	23.1	pts
Expense ratio	27.7%	27.3%	0.4	pts
Combined ratio:	115.8%	92.3%	23.5	pts
Prior years' reserve development(1)	—%	—%	—	pts
Catastrophe losses	37.9%	12.7%	25.2	pts
Underlying combined ratio*	77.9%	79.6%	-1.7	pts

Risks in force (in thousands)
Auto(2)	365	372	-1.9%
Property	170	175	-2.9%
Total	535	547	-2.2%
(1)    (Favorable) unfavorable.
(2)    Includes assumed risks in force of 4.

On a reported basis, the 9.1 point increase in the auto combined ratio for the three months ended March 31, 2023 was mainly attributable to a 5.2 point increase in the auto underlying loss ratio*. As expected, auto frequency outpaced levels experienced in the prior year period. The challenges being faced by the entire industry, including the unprecedented level of inflation that is driving higher replacement costs; the trend toward

Horace Mann Educators Corporation	49	First Quarter 2023 Form 10-Q

more severe accidents; and increased usage and costs of medical services, also continue. We continue to implement rate and other underwriting changes that address these trends.
The reported property combined ratio increased 23.5 points for the three months ended March 31, 2023, driven by higher catastrophe losses. The underlying loss ratio improved 2.1 points for the three months ended March 31, 2023 due to lower fire losses.
For the three months ended March 31, 2023, total Property & Casualty net premiums written* increased $9.5 million as rate actions and inflation adjustments to coverage values for property more that offset declines in risks in force. The benefit of stronger retention is being offset by new business volumes that still remain below historical levels due to the lingering effect of the pandemic on sales*.
For the three months ended March 31, 2023, auto net premiums written* increased $6.7 million, primarily due to rate actions that began in the second half of 2022. For the three months ended March 31, 2023, average net premium written and average net premium earned increased 8.1% and 4.4%, respectively. We anticipate auto rates to increase by 18% to 20% in 2023 supplemented by non-rate underwriting actions. The number of educator risks has been over 80% relative to overall auto risks in force over the past two years.
For the three months ended March 31, 2023, property and other net premiums written* increased $2.8 million due to increases in average net premium written and average net premium earned which increased 9.8% and 8.7% for the three months ended March 31, 2023, respectively, as inflation adjustments to coverage values continue to take effect. With inflationary pressure continuing, we anticipate property rates to increase by 12% to 15% in 2023. The number of educator risks has been near or above 80% relative to overall property risks in force over the past two years.
We continue to evaluate and implement actions to further mitigate our exposure. Such actions could include, but are not limited to, non-renewal of property risks, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

Horace Mann Educators Corporation	50	First Quarter 2023 Form 10-Q

Life & Retirement
For the three months ended March 31, 2023, net income reflected the following factors:
•Higher net investment income primarily due to returns on floating rate fixed maturity securities including commercial mortgage loan funds
•Higher interest credited reflecting interest rates on FHLB funding agreements rising more rapidly than net investment income due to timing of interest rate resets
•Lower mortality costs in Life results partially offset unfavorable market risk benefit adjustment in Retirement
•Higher DAC amortization due to a write-off related to a decline in annuity premium persistency

Horace Mann Educators Corporation	51	First Quarter 2023 Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended March 31,			2023-2022
	2023	2022		% Change
Life & Retirement
Net premiums written and contract deposits*	$136.1	$136.4		-0.2%

Net premiums and contract charges earned	37.7	35.8		5.3%
Net investment income	87.9	84.2		4.4%
Other income	3.9	4.9		-20.4%

Life mortality costs	19.5	21.4		-8.9%
Interest credited	47.9	39.6		21.0%
Change in reserves	13.8	13.0		6.2%
Operating expenses	24.2	25.7		-5.8%
DAC amortization expense	6.8	5.7		19.3%
Intangible asset amortization expense	0.1	0.3		-66.7%

Income before income taxes	17.2	19.2		-10.4%
Income tax expense	3.2	3.6		-11.1%
Net income	14.0	15.6		-10.3%
Core earnings*	14.0	15.6		-10.3%

Life policies in force (in thousands)	162	163		-0.6%
Life insurance in force	$20,155	$19,595		2.9%
Life persistency - LTM	95.9%	96.2%	-0.3	pts

Annuity contracts in force (in thousands)	226	229		-1.3%
Horace Mann Retirement Advantage® contracts in force (in thousands)	17	16		6.3%
Cash value persistency - LTM	93.1%	94.3%	-1.2	pts

For the three months ended March 31, 2023, life annualized sales* increased $0.4 million and life persistency remained strong at 95.9%.
For the three months ended March 31, 2023, net annuity contract deposits* for variable and fixed annuities decreased $2.8 million from strong prior year levels. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, including attractive annuity products, which provide encouraging cross-sell opportunities. Cash value persistency declined slightly to 93.1%.
As of March 31, 2023, annuity assets under management were down $190.2 million, or 3.7%, compared to a year ago primarily due to market depreciation. Assets under administration, which includes annuity assets under management, Horace Mann Retirement Advantage® and other advisory and recordkeeping assets were down $628.9 million, or 7.0%, compared to a year ago largely due to the effect of equity market performance. The year-to-date annualized net interest spread on fixed annuities, excluding reinsurance, decreased 80 basis points compared to a year ago, primarily reflecting higher interest credited, which includes interest on FHLB funding agreements that rose more rapidly than net investment income due to the timing of interest rate resets.
We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $676.4 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.

Horace Mann Educators Corporation	52	First Quarter 2023 Form 10-Q

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
As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $2.6 million in year one and $7.8 million in year two, reducing the annualized net interest spread on fixed annuities by approximately 9 basis points and 26 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to guaranteed minimum crediting rates.
We reinsure a block of in force fixed annuities with $2.4 billion of assets under management and with a minimum crediting rate of 4.5% which helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the guaranteed minimum crediting rates for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	March 31, 2023
	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Guaranteed minimum crediting rates:
Less than 2%	57.0%	$1,432.3	40.7%	37.0%	$583.0
Equal to 2% but less than 3%	10.9	272.9	69.1	12.0	188.5
Equal to 3% but less than 4%	23.8	597.4	99.9	37.8	596.9
Equal to 4% but less than 5%	6.4	161.9	100.0	10.2	161.9
5% or higher	1.9	46.6	100.0	3.0	46.6
Total	100.0%	$2,511.1	62.8%	100.0%	$1,576.9

We will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and other factors in this Quarterly Report on Form 10-Q.

Horace Mann Educators Corporation	53	First Quarter 2023 Form 10-Q

Supplemental & Group Benefits
For the three months ended March 31, 2023, net income reflected the following factors:
•Improvement in benefit ratio due to frequency below prior year levels on employer-sponsored products
•Higher net investment income largely due to repositioning of the portfolio for the employer-sponsored business
•Increased level of operating expenses reflecting investment being made in the segment's infrastructure as well as higher allocation of corporate expenses

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended March 31,		2023-2022
	2023	2022	% Change
Supplemental & Group Benefits
Net premiums and contract charges earned	$65.8	$69.8	-5.7%
Net investment income	9.1	7.1	28.2%
Other income	(3.7)	1.6	N.M.
Benefits, settlement expenses and change in reserves	21.1	32.5	-35.1%
Interest credited	0.8	0.1	N.M.
Operating expenses (includes DAC amortization expense)	27.9	25.3	10.3%
Intangible asset amortization expense	3.6	3.9	-7.7%
Income before income taxes	17.8	16.7	6.6%
Net income	14.0	13.2	6.1%
Core earnings*	14.0	13.2	6.1%

Benefit ratio(1)	33.3%	46.7%	-13.4	pts
Operating expense ratio(2)	39.2%	32.2%	7.0	pts
Pretax profit margin(3)	24.9%	21.4%	3.5	pts

Worksite direct products benefit ratio	22.1%	22.2%	-0.1	pts
Worksite direct premium persistency (rolling 12 months)	90.6%	92.1%	-1.5	pts
Employer-sponsored products benefit ratio	42.6%	66.1%	-23.5	pts
(1)    Ratio of benefits to net premiums earned.
(2)    Ratio of operating expenses to total revenues.
(3)    Ratio of income before income taxes to total revenues.

For the three months ended March 31, 2023, total sales* were $8.2 million. Sales of worksite direct products* were $3.7 million for three months ended March 31, 2023, representing an increase of 164.3%. Worksite direct premium persistency (rolling 12 months), while down slightly, remains strong at 90.6%. Sales of employer-sponsored products* were $4.5 million for the three months ended March 31, 2023, representing an increase of 95.7%.

Horace Mann Educators Corporation	54	First Quarter 2023 Form 10-Q

Corporate & Other
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended March 31,		2023-2022
	2023	2022	% Change
Interest expense	$(6.7)	$(3.9)	-71.8%
Net investment losses, pretax	(3.9)	(15.5)	N.M.
Other operating expenses, net investment income and other income	(1.7)	(2.0)	15.0%
Net investment losses, after tax	(3.1)	(12.2)	N.M.
Net loss	(9.8)	(17.0)	42.4%
Core loss*	(6.7)	(4.8)	-39.6%

For the three months ended March 31, 2023, the net loss decreased $7.2 million due to lower net investment losses partially offset by an increase in interest expense on the Revolving Credit Facility.
Investment Results
Our investment strategy is primarily focused on generating income to support product liabilities, and balances principal protection and risk. Total net investment income includes net investment income from our managed investment portfolio as well as accreted investment income from the deposit asset on reinsurance related to our reinsured block of approximately $2.4 billion of fixed annuity liabilities related to legacy individual policies written in 2002 or earlier.

($ in millions)	Three Months Ended March 31,		2023-2022
	2023	2022	% Change
Net investment income - managed investment portfolio	$74.7	$73.0	2.3%
Investment income - deposit asset on reinsurance	25.7	24.9	3.2%
Total net investment income	100.4	97.9	2.6%
Pretax net investment losses	(3.9)	(15.5)	N.M.
Pretax net unrealized investment gains (losses) on fixed maturity securities	(453.3)	16.7	N.M

For the three months ended March 31, 2023, net investment income from our managed investment portfolio increased $1.7 million, primarily due to a higher contribution from floating rate fixed maturity securities including commercial mortgage loan funds.
For the three months ended March 31, 2023, pretax net investment losses decreased $ 11.6 million, primarily due to a reduction in losses from changes in fair values of equity securities and impairments compared to the prior year period. Pretax net unrealized investment losses on fixed maturity securities as of March 31, 2023 were down $118.6 million, or 20.7%, compared to December 31, 2022, reflecting a 40 basis point decrease in the 10-year U.S. Treasury yield, which more than offset slightly wider credit spreads in investment grade.

Horace Mann Educators Corporation	55	First Quarter 2023 Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	March 31, 2023
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	169	$471.8	$523.0	$(51.2)
Misc.	36	184.1	185.3	(1.2)
Insurance	57	157.3	170.2	(12.9)
Energy	86	144.3	158.4	(14.1)
HealthCare, Pharmacy	73	116.6	137.5	(20.9)
Utilities	78	114.9	132.5	(17.6)
Real Estate	42	97.9	107.6	(9.7)
Transportation	47	86.5	95.6	(9.1)
Consumer Products	54	69.5	83.6	(14.1)
Natural Gas	15	52.9	59.1	(6.2)
All other corporates(1)	295	447.8	502.5	(54.7)
Total corporate bonds	952	1,943.6	2,155.3	(211.7)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	239	375.0	412.5	(37.5)
Commercial(2)	164	302.9	327.9	(25.0)
Other	29	14.0	15.1	(1.1)
Municipal bonds(3)	605	1,290.9	1,363.0	(72.1)
Government bonds
U.S.	44	367.4	428.2	(60.8)
Foreign	5	32.6	34.2	(1.6)
Collateralized loan obligations(4)	252	741.2	764.5	(23.3)
Asset-backed securities	128	282.4	302.6	(20.2)
Total fixed maturity securities	2,418	$5,350.0	$5,803.3	$(453.3)

Equity securities
Non-redeemable preferred stocks	26	$80.4
Common stocks	6	1.0
Closed-end fund	1	17.4
Total equity securities	33	$98.8

Total	2,451	$5,448.8
(1)The All other corporates category contains 18 additional industry sectors. Food and beverage, technology, telecommunications, broadcasting and media and leisure entertainment represented $230.6 million of fair value at March 31, 2023, with the remaining 13 sectors each representing less than $217.2 million.
(2)At March 31, 2023, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 44.6% are tax-exempt and 77.6% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at March 31, 2023.
(4)Based on fair value, 93.3% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO - S&P, Moody's, Fitch, Dominion, A.M. Best, Morningstar, Egan Jones and Kroll).

As of March 31, 2023, our diversified fixed maturity securities portfolio consisted of 3,722 investment positions, issued by 2,418 entities, and totaled approximately $5.4 billion in fair value. This portfolio was 92.4% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.

Horace Mann Educators Corporation	56	First Quarter 2023 Form 10-Q

Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of March 31, 2023, 91.9% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		March 31, 2023
	December 31, 2022	March 31, 2023	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	10.8%	11.3%	$605.2	$634.4
AA(2)	39.3	39.1	2,093.6	2,303.7
A	17.8	18.2	975.3	1,038.1
BBB	24.1	23.6	1,266.6	1,393.2
BB	1.8	1.8	95.1	104.3
B	0.9	0.9	47.8	52.0
CCC or lower	—	—	1.1	1.7
Not rated(3)	5.3	5.1	265.3	275.9
Total fixed maturity securities	100.0%	100.0%	$5,350.0	$5,803.3
Equity securities
AAA	—%	—%
AA	—	—	—
A	—	—	—
BBB	68.7	65.4	64.6
BB	10.8	10.9	10.8
B	—	—	—
CCC or lower	—	2.1	2.1
Not rated	20.5	21.6	21.3
Total equity securities	100.0%	100.0%	$98.8

Total			$5,448.8
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At March 31, 2023, the AA rated fair value amount included $364.8 million of U.S. Government and federally sponsored agency securities and $574.5 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSRO.

As of March 31, 2023, the fixed maturity securities portfolio had $502.9 million of pretax gross unrealized investment losses on $4,185.9 million of fair value related to 2,921 positions. Of the investment positions with gross unrealized losses, there were 416 trading below 80.0% of the carrying value as of March 31, 2023. See Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information
There was a significant increase in interest rates throughout 2022, driven mostly by increases in U.S. Treasury rates, though credit spreads also widened. As of March 31, 2023, the 10-year U.S. Treasury yield increased 196 basis points since January 1, 2022, rising from 1.51% as of January 1, 2022 to 3.47% as of March 31, 2023. Additionally, credit spreads widened during the same time period, with investment grade and high yield wider by 46 and 172 basis points, respectively. These upward movements in rates caused market yields in our investment portfolios to rise sharply, with downward pressure on prices. As of March 31, 2023, investment grade and high yield total returns were down 12.8% and 8.0%, respectively, since January 1, 2022. As of March 31, 2023, the Bloomberg Barclays Index Yield-to-Worst for Investment Grade rose 2.84% since January 1, 2022, ending at 5.2%, while the High Yield Index rose 4.31% to 8.5% since January 1, 2022. Our investment portfolios have generated sizable unrealized investment losses as a result of sharp increases in interest rates.
We view the pretax gross unrealized investment losses of all our fixed maturity securities as of March 31, 2023 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment.

Horace Mann Educators Corporation	57	First Quarter 2023 Form 10-Q

Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the three months ended March 31, 2023. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates presented in our Annual Report on Form 10-K for the year ended December 31, 2022.
Investments
Information regarding our investment portfolio, which is comprised primarily of investment grade fixed maturity securities, is presented in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as Part I - Item 2 - Investment Results in this Quarterly Report on Form 10-Q.
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

($ in millions)	Three Months Ended March 31,		2023-2022
	2023	2022	% Change
Net cash provided by operating activities	$86.4	$95.7	-9.7%
Net cash used in investing activities	(95.3)	(217.7)	56.2%
Net cash provided by (used in) financing activities	(6.5)	37.4	-117.4%
Net decrease in cash	(15.4)	(84.6)	81.8%
Cash at beginning of period	42.8	133.7	-68.0%
Cash at end of period	$27.4	$49.1	-44.2%
Operating Activities
As a holding company, we conduct our principal operations in the personal lines segment of the property and casualty, life, retirement, supplemental and group insurance industries through our subsidiaries. Our insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash flows generated by our insurance subsidiaries.
For the three months ended March 31, 2023, net cash provided by operating activities decreased $9.3 million, primarily due to higher claims paid on insurance policies.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $(95.3) million and $(217.7) million, respectively. Prior year investing activities included the acquisition of Madison National.
Investing cash inflows consist primarily of proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Our investment strategy is to appropriately match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business and, generally, the expected principal and interest payments produced by our fixed maturity securities portfolio adequately fund the estimated runoff of our insurance reserves. When market opportunities arise, we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or rebalance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by

Horace Mann Educators Corporation	58	First Quarter 2023 Form 10-Q

proceeds received from FHLB funding advances, issuance of debt, our reverse repurchase agreement program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments, repay maturing debt, and/or to respond to catastrophes.
Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, changes in the deposit asset on reinsurance, repurchases of our common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.
For the three months ended March 31, 2023, net cash provided by financing activities decreased $43.9 million compared to the prior year period, primarily due to a $34.3 increase in cash outflows from benefits, withdrawals and net transfers to Separate Account variable annuity assets, a $9.8 million increase in cash outflows from the deposit asset on reinsurance and a $8.3 million increase in cash outflows from the change in book overdrafts; partially offset by a $17.0 million net increase in cash inflows from FHLB funding agreements.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Three Months Ended March 31,		2023-2022	2023-2022
	2023	2022	$ Change	% Change
Balance at beginning of the period	$792.5	$782.5	$10.0	1.3%
Advances received from FHLB funding agreements	162.0	60.0	102.0	N.M.
Principal repayments on FHLB funding agreements	(85.0)	—	(85.0)	N.M.
Balance at end of the period	$869.5	$842.5	$27.0	3.2%

Horace Mann Educators Corporation	59	First Quarter 2023 Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑
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

Horace Mann Educators Corporation	60	First Quarter 2023 Form 10-Q

As of March 31, 2023, we held $966.2 million of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2023 from all of our insurance subsidiaries without prior regulatory approval is $110.3 million, excluding the impact and timing of prior dividends, of which $19.0 million was paid during the three months ended March 31, 2023. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Total capital was $1,637.2 million as of March 31, 2023, including $498.0 million of short-term and long-term debt. Total debt represented 30.4% of total capital including net unrealized investment losses on fixed maturity securities (25.2% excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributable to discount rates*) as of March 31, 2023, which was slightly above our long-term target of 25.0% for our debt to capital ratio excluding net unrealized investment gains (losses) and net reserve remeasurements attributable to discount rate).
Shareholders' equity was $1,139.2 million as of March 31, 2023, including net unrealized investment losses on fixed maturity securities of $356.4 million after taxes. The market value of our common stock and the market value per share were $1,368.2 million and $33.48, respectively, as of March 31, 2023. Book value per share and adjusted book value per share* was $27.87 and $36.16, respectively, as of March 31, 2023.
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of March 31, 2023 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this Quarterly Report on Form 10-Q.
Total dividends paid to shareholders was $13.5 million for the three months ended March 31, 2023. In March of 2023, the Board of Directors (Board) approved regular quarterly dividends of $0.33 per share.
For the three months ended March 31, 2023, we repurchased 128,540 shares of our common stock at an average price per share of $34.01 under our share repurchase program. See Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information. As of March 31, 2023, $36.9 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	61	First Quarter 2023 Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	March 31, 2023	December 31, 2022
Short-term debt
Revolving Credit Facility	Variable	2026	$249.0	$249.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.2 and $0.3 and unamortized debt issuance costs of $0.8 and $1.1	4.50%	2025	249.0	248.6
Total			$498.0	$497.6
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

As of March 31, 2023, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The Senior Notes are traded in the open market (HMN 4.50).
As of March 31, 2023, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
Effective July 12, 2021, we, as borrower, amended our Credit Agreement (Revolving Credit Facility). The amended Revolving Credit Facility increased the amount available on the senior revolving credit facility from $225.0 million to $325.0 million. PNC Bank, National Association and JPMorgan Chase Bank, N.A. serve as joint lead arrangers under the amended Revolving Credit Facility, with The Northern Trust Company, KeyBank National Association, U.S. Bank National Association, Illinois National Bank, and Comerica Bank as lenders participating in the syndicate. Terms and conditions of the amended Revolving Credit Facility are substantially consistent with the prior agreement, with an interest rate based on LIBOR plus 115 basis points. The amended Revolving Credit Facility expires on July 12, 2026.
On December 31, 2021, we utilized $114.0 million of the Revolving Credit Facility to fund a portion of the acquisition of Madison National Life Insurance Company, Inc. that occurred effective January 1, 2022, resulting in a remaining capacity of $76.0 million. We expect that the unused portion of the Revolving Credit Facility will be available for ongoing working capital, capital expenditures and general corporate expenditures. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of March 31, 2023.
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

Horace Mann Educators Corporation	62	First Quarter 2023 Form 10-Q

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries. A.M. Best currently rates our NTA Life subsidiary at the same level as our Property & Casualty and Life & Retirement subsidiaries and our Madison National subsidiary is rated A- (Excellent). Assigned ratings and respective affirmation/review dates as of April 30, 2023 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	7/28/2022
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		7/28/2022
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		7/28/2022
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A-	(stable)	N.A.		7/28/2022
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		7/28/2022
Fitch	A	(stable)	BBB	(stable)	10/18/2022
Moody's
HMEC (parent company)			Baa2	(negative)	3/1/2023
HMEC's Life Group	A2	(negative)			3/1/2023
HMEC's P&C Group	A2	(negative)			3/1/2023
S&P	A	(stable)	BBB	(stable)	2/7/2023
Reinsurance Programs
Information regarding the reinsurance programs for our Property & Casualty, Life & Retirement and Supplemental & Group Benefits segments is located in Part I - Item 1, Reporting Segments in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 3. I Quantitative and Qualitative Disclosures about Market Risk
Market value risk, our primary market risk exposure, is the risk that our invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on our assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of an investment, (3) an unfavorable change in the financial prospects of the issuer of an investment, or (4) a downgrade in the credit rating of the issuer of an investment. Also see Consolidated Results of Operations in Part I - Item 2 of this Quarterly Report on Form 10-Q regarding net investment losses.

Horace Mann Educators Corporation	63	First Quarter 2023 Form 10-Q

Significant changes in interest rates expose us to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on our investments and the credited interest rates on our insurance and investment contract liabilities. Also see Consolidated Results of Operations in Part I - Item 2 of this Quarterly Report on Form 10-Q regarding interest credited to policyholders.
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
More detailed descriptions of our exposure to market value risks and the management of those risks is contained in Part II - Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of March 31, 2023. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
Except as noted below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes were made to relevant business processes and the related control activities over accounting and reporting for long-duration insurance contracts.

Horace Mann Educators Corporation	64	First Quarter 2023 Form 10-Q

PART II: OTHER INFORMATION
ITEM 1A. I Risk Factors
At the time of issuance of this Quarterly Report on Form 10-Q, we believe there are no material changes from the risk factors as previously disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. I Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (Program). The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended March 31, 2023, we repurchased shares under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1 - 31	54,400	$33.86	54,400	$39.5	million
February 1 - 28	22,121	35.27	22,121	$38.7	million
March 1 - 31	52,019	33.64	52,019	$36.9	million
Total	128,540	$34.01	128,540	$36.9	million
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

3.2	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

Horace Mann Educators Corporation	65	First Quarter 2023 Form 10-Q

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

Horace Mann Educators Corporation	66	First Quarter 2023 Form 10-Q

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

10.3(b)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) (Section 16 Officer) Non-Qualified Stock Option Agreement - Employee Grantee (with Retirement Provision).

10.3(c)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-Vested Restricted Stock Units Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(d)*	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-based Restricted Stock Units Agreement - Employee Grantee (with Retirement Provision).

10.3(e)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Performance-Based Restricted Stock Units Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 9, 2022.

10.3(f)*	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Performance-Based Restricted Stock Units Agreement - Employee Grantee (with Retirement Provision).

10.3(g)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Performance-Based Restricted Stock Units Agreement - Employee Grantee (with Retirement Provision and ESG Modifier).

10.3(h)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-Vested Restricted Stock Units Agreement - Employee Grantee (One-Time Grant Service), incorporated by reference to Exhibit 10.3(e) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(i)*
Specimen Employee Performance-Based Restricted Stock Units Agreement - Key Strategic Grantee under the HMEC 2010 Comprehensive Executive Compensation Plan incorporated by reference to Exhibit 10.3(e) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

10.3(j)*
Specimen Non-employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

Horace Mann Educators Corporation	67	First Quarter 2023 Form 10-Q

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

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

Horace Mann Educators Corporation	68	First Quarter 2023 Form 10-Q

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	69	First Quarter 2023 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 10, 2023	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 10, 2023	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	May 10, 2023	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	70	First Quarter 2023 Form 10-Q