Form 10-Q
period 2023-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2023-08-08
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of July 31, 2023, the registrant had 40,842,297 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2023, the related consolidated statements of operations, comprehensive income (loss), and changes in shareholders' equity for the three and six-month periods ended June 30, 2023 and 2022, the related consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2023, we expressed an unqualified opinion on those consolidated financial statements. As described in Note 1 to the Company's consolidated interim financial information, on January 1, 2023 the Company adopted Accounting Standard Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU No. 2018-12), using the modified retrospective adoption method for the Liability for Future Policy Benefits and Deferred Acquisition Costs and the full retrospective adoption method for Market Risk Benefits resulting in revision of the December 31, 2022 consolidated balance sheet. We have not audited and reported on the revised December 31, 2022 consolidated balance sheet reflecting the adoption of ASU No. 2018-12.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
August 8, 2023

Horace Mann Educators Corporation	1	Second Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in millions, except share data)

	June 30, 2023	December 31, 2022
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2023, $5,712.7; 2022, $5,756.9)	$5,211.9	$5,185.0
Equity securities at fair value	85.8	99.6
Limited partnership interests	1,073.8	983.7
Short-term and other investments	298.1	319.3
Total investments	6,669.6	6,587.6
Cash	23.1	42.8
Deferred policy acquisition costs	332.9	330.6
Reinsurance balances receivable	453.6	468.0
Deposit asset on reinsurance	2,514.9	2,516.6
Intangible assets	177.7	185.2
Goodwill	54.3	54.3
Other assets	347.3	328.7
Separate Account variable annuity assets	3,098.5	2,792.3
Total assets	$13,671.9	$13,306.1

Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,740.9	$1,718.0
Policyholders' account balances	5,206.2	5,260.6
Unpaid claims and claim expenses	597.8	564.0
Unearned premiums	272.5	266.1
Total policy liabilities	7,817.4	7,808.7
Other policyholder funds	900.5	809.3
Other liabilities	255.5	299.5
Short-term debt	249.0	249.0
Long-term debt	249.1	249.0
Separate Account variable annuity liabilities	3,098.5	2,792.3
Total liabilities	12,570.0	12,207.8
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2023, 66,745,445; 2022, 66,618,465	0.1	0.1
Additional paid-in capital	505.7	502.6
Retained earnings	1,478.6	1,512.4
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(393.7)	(449.6)
Net reserve remeasurements attributable to discount rates	42.9	59.0
Net funded status of benefit plans	(8.8)	(8.8)
Treasury stock, at cost, 2023, 25,878,087 shares; 2022, 25,714,153 shares	(522.9)	(517.4)
Total shareholders’ equity	1,101.9	1,098.3
Total liabilities and shareholders’ equity	$13,671.9	$13,306.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Second Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statements of Operations
Revenues
Net premiums and contract charges earned	$260.7	$255.4	$516.6	$511.2
Net investment income	108.5	105.2	208.9	203.1
Net investment losses	(17.4)	(15.5)	(21.3)	(31.0)
Other income	4.6	0.8	6.1	9.3

Total revenues	356.4	345.9	710.3	692.6

Benefits, losses and expenses
Benefits, claims and settlement expenses	205.2	203.4	388.4	378.6
Interest credited	50.7	41.4	99.4	81.1
Operating expenses	80.1	77.1	159.9	153.8
DAC amortization expense	25.4	21.5	49.1	43.5
Intangible asset amortization expense	3.7	4.2	7.4	8.4
Interest expense	6.9	4.3	13.6	8.2

Total benefits, losses and expenses	372.0	351.9	717.8	673.6

Income (loss) before income taxes	(15.6)	(6.0)	(7.5)	19.0
Income tax expense (benefit)	(2.8)	(1.8)	(1.3)	2.9

Net income (loss)	$(12.8)	$(4.2)	$(6.2)	$16.1

Net income (loss) per share
Basic	$(0.31)	$(0.10)	$(0.15)	$0.38
Diluted	$(0.31)	$(0.10)	$(0.15)	$0.38

Weighted average number of shares and equivalent shares
Basic	41.3	41.8	41.3	41.8
Diluted	41.4	41.8	41.4	42.0

Statements of Comprehensive Income (Loss)
Net income (loss)	$(12.8)	$(4.2)	$(6.2)	$16.1
Other comprehensive loss, net of tax:
Change in net unrealized investment losses on fixed maturity securities	(37.3)	(294.8)	55.9	(628.9)
Change in net reserve remeasurements attributable to discount rates	25.1	168.5	(16.1)	350.0
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive loss	(12.2)	(126.3)	39.8	(278.9)
Comprehensive income (loss)	$(25.0)	$(130.5)	$33.6	$(262.8)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Second Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1	$0.1
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	0.1	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	503.1	496.6	502.6	495.3
Options exercised and conversion of common and restricted stock units	0.3	(0.7)	(1.1)	(1.2)
Share-based compensation expense	2.3	2.2	4.2	4.0
Ending balance	505.7	498.1	505.7	498.1

Retained earnings
Beginning balance	1,505.2	1,553.0	1,512.4	1,547.0
Net income (loss)	(12.8)	(4.2)	(6.2)	16.1
Dividends, 2023, $0.33 per share; 2022, $0.32 per share	(13.8)	(13.5)	(27.6)	(27.0)
Effect of adopting ASU 2018-12(1)	—	—	—	(0.8)
Ending balance	1,478.6	1,535.3	1,478.6	1,535.3

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(347.4)	(202.6)	(399.4)	(50.0)
Change in net unrealized investment losses on fixed maturity securities	(37.3)	(294.8)	55.9	(628.9)
Change in net reserve remeasurements attributable to discount rates	25.1	168.5	(16.1)	350.0
Change in net funded status of benefit plans	—	—	—	—
Ending balance	(359.6)	(328.9)	(359.6)	(328.9)

Treasury stock, at cost
Beginning balance	(521.8)	(495.6)	(517.4)	(493.4)
Treasury stock acquired - share repurchase authorization	(1.1)	(11.8)	(5.5)	(14.0)
Ending balance	(522.9)	(507.4)	(522.9)	(507.4)
Shareholders' equity at end of period	$1,101.9	$1,197.2	$1,101.9	$1,197.2
(1) See Note 1 to the Consolidated Financial Statements for information regarding the adoption of ASU 2018-12.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Second Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows - operating activities
Net income (loss)	$(6.2)	$16.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment losses	21.3	31.0
Depreciation and intangible asset amortization	12.9	7.9
Share-based compensation expense	4.5	4.4
Loss (gain) from equity method investments, net of dividends or distributions	11.5	(3.8)
Other expense - goodwill impairment
Changes in:
Insurance liabilities	126.8	275.2
Amounts due under reinsurance agreements	14.3	(310.4)
Income tax liabilities	(15.7)	93.0
Other operating assets and liabilities	(17.3)	(36.2)
Other, net	1.8	2.8
Net cash provided by operating activities	153.9	80.0
Cash flows - investing activities
Fixed maturity securities
Purchases	(313.7)	(784.6)
Sales	206.2	365.3
Maturities, paydowns, calls and redemptions	133.9	346.8
Equity securities
Purchases	(1.7)	(4.3)
Sales and repayments	9.8	6.8
Limited partnership interests
Purchases	(110.2)	(147.8)
Sales	8.3	36.4
Change in short-term and other investments, net	22.8	49.7
Acquisition of business, net of cash acquired	—	(164.4)
Net cash used in investing activities	(44.6)	(296.1)
Cash flows - financing activities
Dividends paid to shareholders	(27.0)	(26.4)
Principal repayment on FHLB borrowings	—	(5.0)
Treasury stock acquired	(5.5)	(14.0)
Withholding tax payments on RSUs tendered	(1.8)	(2.3)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits including advances from FHLB funding agreements	418.4	332.9
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(309.6)	(223.4)
Repayment of FHLB funding agreements	(85.0)	(10.0)
Life policy accounts:
Deposits	6.3	4.6
Withdrawals and surrenders	(2.0)	(1.9)
Change in deposit asset on reinsurance	(52.7)	(24.4)
Net increase (decrease) in reverse repurchase agreements	(70.0)	95.8
Change in book overdrafts	(0.1)	6.6
Net cash provided by (used in) financing activities	(129.0)	132.5
Net decrease in cash	(19.7)	(83.6)
Cash at beginning of period	42.8	133.7
Cash at end of period	$23.1	$50.1
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	5	Second Quarter 2023 Form 10-Q

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.
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

Horace Mann Educators Corporation	6	Second Quarter 2023 Form 10-Q

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

Horace Mann Educators Corporation	7	Second Quarter 2023 Form 10-Q

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
The following table summarizes the balance of and changes in DAC on January 1, 2021 due to adoption of ASU 2018-12:

($ in millions)
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, end of year December 31, 2020	$17.8	$25.6	$2.6	$4.4	$11.3	$4.3	$137.7
Adjustment for removal of related balances in AOCI	—	—	3.6	—	1.6	—	85.4
Adjusted balance, beginning of year January 1, 2021	$17.8	$25.6	$6.2	$4.4	$12.9	$4.3	$223.1

The following table summarizes the balance of and changes in the net liability position of MRBs on January 1, 2021 due to adoption of ASU 2018-12:

($ in millions)

Balance, end of year December 31, 2020	$0.1
Adjustment for the difference between carrying amount and fair value, except for the difference due to instrument-specific credit risk	6.8
Adjustment for cumulative effect of changes in the instrument-specific credit risk at issuance	1.7
Total adjustment for the difference between carrying amount and fair value	8.5
Balance, beginning of year January 1, 2021	8.6
Less: Reinsurance recoverable	—
Balance, beginning of year January 1, 2021, net of reinsurance	$8.6
The following table presents the effect of the after-tax transition adjustments on consolidated shareholders' equity due to adoption of ASU 2018:

($ in millions)	January 1, 2021
	AOCI	Retained Earnings
Liability for future policy benefits	$(496.3)	$(0.2)
Deferred policy acquisition costs	71.1	—
Deferred sales inducements	—	—
Market risk benefits	(1.3)	(5.4)
Total	$(426.5)	$(5.6)

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

Horace Mann Educators Corporation	8	Second Quarter 2023 Form 10-Q

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

Horace Mann Educators Corporation	9	Second Quarter 2023 Form 10-Q

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

Horace Mann Educators Corporation	10	Second Quarter 2023 Form 10-Q

NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturity securities	$65.2	$62.0	$132.9	$120.6
Equity securities	0.7	4.0	3.4	5.3
Limited partnership interests	15.7	13.2	20.1	26.2
Short-term and other investments	3.5	2.7	7.0	5.4
Investment expenses	(2.6)	(2.5)	(6.2)	(5.1)
Net investment income - investment portfolio	82.5	79.4	157.2	152.4
Investment income - deposit asset on reinsurance	26.0	25.8	51.7	50.7
Total net investment income	$108.5	$105.2	$208.9	$203.1
Net Investment Losses
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturity securities	$(14.7)	$(2.9)	$(17.1)	$(5.2)
Equity securities	(3.5)	(12.6)	(4.5)	(28.1)
Short-term investments and other	0.8	—	0.3	2.3
Net investment losses	$(17.4)	$(15.5)	$(21.3)	$(31.0)

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
Net Investment Losses by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Credit loss impairments	$(0.5)	$(1.3)	$(0.5)	$(2.2)
Intent-to-sell impairments	(6.1)	(0.5)	(6.1)	(1.4)
Total impairments	(6.6)	(1.8)	(6.6)	(3.6)
Sales and other, net	(19.3)	(1.1)	(21.7)	—
Change in fair value - equity securities	7.7	(12.6)	6.7	(29.7)
Change in fair value and gains (losses) realized on settlements - derivatives	0.8	—	0.3	2.3
Net investment losses	$(17.4)	$(15.5)	$(21.3)	$(31.0)

Horace Mann Educators Corporation	11	Second Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$1.2	$8.3	$1.2	$7.7
Credit losses on fixed maturity securities for which credit losses were not previously reported	0.5	—	0.5	—
Net increase related to credit losses previously reported	—	1.3	—	2.2
Reduction of credit allowances related to sales	—	—	—	—
Write-offs	(0.5)	(0.1)	(0.5)	(0.4)
Ending balance	$1.2	$9.5	$1.2	$9.5
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$650.4	$0.8	$68.1	$583.1
Other, including U.S. Treasury securities	432.4	0.3	63.6	369.1
Municipal bonds	1,342.3	20.2	110.0	1,252.5
Foreign government bonds	26.1	—	1.3	24.8
Corporate bonds	2,053.8	12.6	238.0	1,828.4
Other asset-backed securities	1,207.7	2.7	56.4	1,154.0
Totals	$5,712.7	$36.6	$537.4	$5,211.9

December 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$638.2	$1.3	$69.1	$570.4
Other, including U.S. Treasury securities	410.0	0.5	67.8	342.7
Municipal bonds	1,380.9	16.9	128.1	1,269.7
Foreign government bonds	35.1	—	1.6	33.5
Corporate bonds	2,161.2	12.7	272.2	1,901.7
Other asset-backed securities	1,131.5	3.6	68.1	1,067.0
Totals	$5,756.9	$35.0	$606.9	$5,185.0
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $330.3 million and $330.8 million; Federal Home Loan Mortgage Corporation (FHLMC) of $293.2 million and $273.3 million; and Government National Mortgage Association (GNMA) of $82.4 million and $86.2 million as of June 30, 2023 and December 31, 2022, respectively.

Horace Mann Educators Corporation	12	Second Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of June 30, 2023 and December 31, 2022, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of June 30, 2023 — which was driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility from the date of acquisition — as temporary. As of June 30, 2023, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. Following significant increases in interest rates throughout 2022, driven mostly by increases in U.S. Treasury yields, rates have mostly stabilized, though not without periods of volatility. As of June 30, 2023, the 10-year U.S. Treasury yield decreased 3 basis points since December 31, 2022, declining from 3.87% as of December 31, 2022 to 3.84% as of June 30, 2023. Additionally, credit spreads tightened during the same time period, with investment grade and high yield tighter by 12 and 64 basis points, respectively. As of June 30, 2023, investment grade and high yield total returns were up 3.23% and 5.42%, respectively, since December 31, 2022. As of June 30, 2023, the Bloomberg Barclays Index Yield-to-Worst for Investment Grade declined 0.06% since December 31, 2022, ending at 5.48%, while the High Yield Index declined 0.46% to 8.50% since December 31, 2022. As of recent, unrealized investment losses remain elevated as a result of interest rates remaining at relatively high levels. Therefore, it was determined that the unrealized losses on the fixed maturity securities presented in the table below were not indicative of any credit loss impairments as of June 30, 2023.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$211.9	$12.1	$327.6	$56.0	$539.5	$68.1
Other	147.6	6.6	203.8	57.0	351.4	63.6
Municipal bonds	302.8	8.9	634.9	101.1	937.7	110.0
Foreign government bonds	21.8	0.7	2.9	0.6	24.7	1.3
Corporate bonds	186.5	11.0	1,119.2	227.0	1,305.7	238.0
Other asset-backed securities	214.8	5.3	804.0	51.1	1,018.8	56.4
Total	$1,085.4	$44.6	$3,092.4	$492.8	$4,177.8	$537.4

Number of positions with a gross unrealized loss	742		2,227		2,969
Fair value as a percentage of total fixed maturity securities at fair value	20.8%		59.3%		80.1%

December 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$458.3	$54.4	$52.6	$14.7	$510.9	$69.1
Other	242.7	34.1	65.8	33.7	308.5	67.8
Municipal bonds	911.6	113.7	42.2	14.4	953.8	128.1
Foreign government bonds	32.7	1.4	0.4	0.2	33.1	1.6
Corporate bonds	1,345.0	221.1	148.9	51.1	1,493.9	272.2
Other asset-backed securities	543.4	37.1	424.3	31.0	967.7	68.1
Total	$3,533.7	$461.8	$734.2	$145.1	$4,267.9	$606.9

Number of positions with a gross unrealized loss	2,515		587		3,102
Fair value as a percentage of total fixed maturity securities at fair value	68.2%		14.2%		82.4%

Horace Mann Educators Corporation	13	Second Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings were as follows:

	Number of Positions
	June 30, 2023	December 31, 2022
Credit Rating
AAA	229	67
AA	835	217
A	399	94
BBB	436	93
BB	183	68
B	85	31
CCC or lower	5	2
Not rated	55	15
Totals:	2,227	587
Fixed maturity securities with an investment grade rating represented 97.2% of the gross unrealized losses as of June 30, 2023. With respect to fixed maturity securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the present value of cash flows below the net amortized cost basis.
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

($ in millions)	Percent of Total Fair Value		June 30, 2023
	June 30, 2023	December 31, 2022	Fair Value	Amortized Cost, net
Estimated expected maturity:
Due in 1 year or less	4.9%	4.4%	$253.5	$261.6
Due after 1 year through 5 years	26.7	26.3	1,390.7	1,448.0
Due after 5 years through 10 years	27.5	27.9	1,431.8	1,520.5
Due after 10 years through 20 years	24.6	25.0	1,286.9	1,444.5
Due after 20 years	16.3	16.4	849.0	1,038.1
Total	100.0%	100.0%	$5,211.9	$5,712.7

Average option-adjusted duration, in years	6.2	6.4

Horace Mann Educators Corporation	14	Second Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturity securities
Proceeds received	$143.5	$197.0	$206.2	$365.3
Gross gains realized	0.3	1.2	0.6	3.6
Gross losses realized	(8.4)	(2.3)	(11.1)	(5.2)

Equity securities
Proceeds received	$9.8	$—	$9.8	$5.8
Gross gains realized	—	—	—	1.7
Gross losses realized	(11.3)	—	(11.3)	(0.1)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(356.4)	$13.0	$(449.6)	$347.1
Change in net unrealized investment gains (losses) on fixed maturity securities	(48.9)	(297.1)	42.4	(633.0)
Reclassification of net investment losses on fixed maturity securities to net income	11.6	2.3	13.5	4.1
End of period	$(393.7)	$(281.8)	$(393.7)	$(281.8)
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

($ in millions)
	June 30, 2023	December 31, 2022
Commercial mortgage loan funds	$642.7	$593.6
Private equity funds	80.6	76.3
Infrastructure equity funds	72.4	72.0
Real estate equity funds	86.8	71.3
Infrastructure debt funds	62.8	60.0
Other funds(1)	128.5	110.5
Total	$1,073.8	$983.7
(1)Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital and private credit funds.

Horace Mann Educators Corporation	15	Second Quarter 2023 Form 10-Q

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

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2023
Asset derivatives:
Free-standing derivatives	$12.7	$—	$12.7	$—	$12.0	$0.7

December 31, 2022
Asset derivatives:
Free-standing derivatives	$6.8	$—	$6.8	$—	$5.9	$0.9
Reverse Repurchase Agreements
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $0.4 million as of June 30, 2023 and $73.3 million as of December 31, 2022. The obligation for securities sold under reverse repurchase agreements was a net amount of $0.2 million as of June 30, 2023 and $70.2 million December 31, 2022.
Deposits
As of June 30, 2023 and December 31, 2022, fixed maturity securities with a fair value of $28.8 million and $28.6 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, as of June 30, 2023 and December 31, 2022, fixed maturity securities with a fair value of $961.6 million and $860.4 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $889.5 million as of June 30, 2023 and $792.5 million as of December 31, 2022. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.
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

Horace Mann Educators Corporation	16	Second Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the six months ended June 30, 2023 and 2022, there were no transfers between Level 1 and Level 2. As of June 30, 2023, Level 3 invested assets comprised 8.8% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
June 30, 2023
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$583.1	$583.1	$—	$580.6	$2.5
Other, including U.S. Treasury securities	369.0	369.0	44.8	324.2	—
Municipal bonds	1,252.6	1,252.6	—	1,188.7	63.9
Foreign government bonds	24.8	24.8	—	24.8	—
Corporate bonds	1,828.4	1,828.4	13.0	1,503.9	311.5
Other asset-backed securities	1,154.0	1,154.0	—	1,055.1	98.9
Total fixed maturity securities	5,211.9	5,211.9	57.8	4,677.3	476.8
Equity securities	85.8	85.8	18.0	65.8	2.0
Short-term investments	74.0	74.0	74.0	—	—
Other investments	45.8	45.8	—	45.8	—
Totals	$5,417.5	$5,417.5	$149.8	$4,788.9	$478.8
Separate Account variable annuity assets(1)	$3,098.5	$3,098.5	$3,098.5	$—	$—

Financial Liabilities(2)	$86.2	$86.2	$—	$2.6	$83.6

December 31, 2022
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$570.4	$570.4	$—	$567.8	$2.6
Other, including U.S. Treasury securities	342.6	342.6	24.6	318.0	—
Municipal bonds	1,269.7	1,269.7	—	1,215.3	54.4
Foreign government bonds	33.6	33.6	—	33.6	—
Corporate bonds	1,901.7	1,901.7	12.2	1,628.2	261.3
Other asset-backed securities	1,067.0	1,067.0	—	962.0	105.0
Total fixed maturity securities	5,185.0	5,185.0	36.8	4,724.9	423.3
Equity securities	99.6	99.6	23.3	74.3	2.0
Short-term investments	109.4	109.4	109.4	—	—
Other investments	38.6	38.6	—	38.6	—
Totals	$5,432.6	$5,432.6	$169.5	$4,837.8	$425.3
Separate Account (variable annuity) assets(1)	$2,792.3	$2,792.3	$2,792.3	$—	$—

Financial Liabilities(2)	$92.5	$92.5	$—	$1.2	$91.3
(1)    Separate Account variable annuity assets represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access. Separate Account variable annuity liabilities are equal to the estimated fair value of the Separate Account variable annuity assets.
(2) Represents embedded derivatives related to fixed indexed annuity and indexed universal life products reported in Future policy benefit reserves and Other policyholder funds as well as net MRBs reported in Policyholders' account balances in the Company's Consolidated Balance Sheets.

Horace Mann Educators Corporation	17	Second Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, April 1, 2023	$55.4	$284.0	$104.6	$444.0	$2.0	$446.0	$91.2
Transfers into Level 3(3)	—	30.2	0.4	30.6	—	30.6	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net gains/losses included in net income	—	—	—	—	—	—	(3.4)
Net unrealized gains/losses included in OCI	(0.8)	(2.2)	(0.7)	(3.7)	—	(3.7)	(0.9)
Purchases	9.5	6.6	—	16.1	—	16.1	—
Issuances	—	—	—	—	—	—	2.2
Sales	—	(5.1)	—	(5.1)	—	(5.1)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.2)	(2.0)	(2.9)	(5.1)	—	(5.1)	(5.5)
Ending balance, June 30, 2023	$63.9	$311.5	$101.4	$476.8	$2.0	$478.8	$83.6

Beginning balance, January 1, 2023	$54.4	$261.3	$107.6	$423.3	$2.0	$425.3	$91.3
Transfers into Level 3(3)	—	36.1	0.8	36.9	—	36.9	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net gains/losses included in net income	—	—	—	—	—	—	(2.5)
Net unrealized gains/losses included in OCI	0.5	(1.2)	(1.1)	(1.8)	—	(1.8)	(0.6)
Purchases	9.5	25.6	0.3	35.4	—	35.4	—
Issuances	—	—	—	—	—	—	4.3
Sales	—	(7.7)	—	(7.7)	—	(7.7)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.5)	(2.6)	(6.2)	(9.3)	—	(9.3)	(8.9)
Ending balance, June 30, 2023	$63.9	$311.5	$101.4	$476.8	$2.0	$478.8	$83.6
(1)Represents embedded derivatives related to fixed indexed annuity and indexed universal life products reported in Future policy benefit reserves and Other policyholder funds as well as net MRBs reported in Policyholders' account balances in the Company's Consolidated Balance Sheets.
(2)Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)Transfers into and out of Level 3 during the three and six months ended June 30, 2023 and 2022 were related to changes in the primary pricing source and changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Horace Mann Educators Corporation	18	Second Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, April 1, 2022	$54.1	$226.0	$89.8	$369.9	$1.3	$371.2	$103.1
Transfers into Level 3(3)	—	56.0	17.5	73.5	—	73.5	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net gains/losses included in net income	—	—	(1.4)	(1.4)	0.1	(1.3)	(2.0)
Net unrealized gains/losses included in OCI	(2.8)	(4.9)	(3.2)	(10.9)	—	(10.9)	(2.0)
Purchases	—	4.9	—	4.9	—	4.9	—
Issuances	—	—	—	—	—	—	1.2
Sales	—	—	(2.1)	(2.1)	—	(2.1)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.3)	(11.5)	(3.5)	(15.3)	—	(15.3)	(2.5)
Ending balance, June 30, 2022	$51.0	$270.5	$97.1	$418.6	$1.4	$420.0	$97.8

Beginning balance, January 1, 2022	$60.8	$210.3	$98.9	$370.0	$1.4	$371.4	$111.4
Transfers into Level 3(3)	—	123.4	22.3	145.7	—	145.7	—
Transfers out of Level 3(3)	(3.2)	—	(4.8)	(8.0)	—	(8.0)	—
Total gains or losses
Net gains/losses included in net income	—	—	(2.3)	(2.3)	—	(2.3)	(7.6)
Net unrealized gains/losses included in OCI	(6.2)	(11.3)	(7.4)	(24.9)	—	(24.9)	(2.4)
Purchases	—	4.9	—	4.9	—	4.9	—
Issuances	—	—	—	—	—	—	2.1
Sales	—	—	(2.1)	(2.1)	—	(2.1)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.4)	(56.8)	(7.5)	(64.7)	—	(64.7)	(5.7)
Ending balance, June 30, 2022	$51.0	$270.5	$97.1	$418.6	$1.4	$420.0	$97.8
(1) Represents embedded derivatives related to fixed indexed annuity and indexed universal life products reported in Future policy benefit reserves and Other policyholder funds as well as net MRBs reported in Policyholders' account balances in the Company's Consolidated Balance Sheets.
(2) Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3) Transfers into and out of Level 3 during the three and six months ended June 30, 2022 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the three and six months ended June 30, 2023, the Company had no net gains or losses with respect to Level 3 financial assets. For the three and six months ended June 30, 2022, the Company had net losses of $1.3 million and $2.3 million, respectively, that were included in net income with respect to Level 3 financial assets.
For the three and six months ended June 30, 2023, the Company had net gains of $3.4 million and $2.5 million, respectively, that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities. For the three and six months ended June 30, 2022, the Company had net gains of $2.0 million and $7.6 million, respectively, that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	19	Second Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in millions)
Financial Assets	Fair Value as of June 30, 2023	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Municipal bonds	$63.9	discounted cash flow	option adjusted spread	308 bps
Corporate bonds	311.5	discounted cash flow	yield	6.1%
		vendor priced	vendor priced	79.64
		discounted cash flow	yield	11.0%
		market comparable	EV / Fwd EBITDA (x)	5.92x
		discounted cash flow	discount rate	6.2% - 10.7%
		discounted cash flow	exit cap	6.2%
		discounted cash flow	option adjusted spread	241 bps
Mortgage-backed and other asset-backed securities	101.4	vendor price	haircut	0.01% -0.3%
		discounted cash flow	discount margin	39.5%
		discounted cash flow	discount rate	16.0% - 21.0%
		discounted cash flow	median comparable yield	20.7% - 43.2%
		discounted cash flow	yield	6.4% - 6.5%
		discounted cash flow	LIBOR	2.3%
		discounted cash flow	PDI spread	5.5%
		discounted cash flow	SBL spread	4.5%
		discounted cash flow	weighting	17.0% - 83.0%
		discounted cash flow	CPR	20.0%
		discounted cash flow	default rate annual	4.0%
		discounted cash flow	recovery	65.0%
		discounted cash flow	I spread	175 bps
		discounted cash flow	N spread	463 bps
		discounted cash flow	T Spread	226 bps
		market comparable	median price	81.34
Equity securities	2.0	black-scholes	volatility	low 28.0% - high 44.0%
		black-scholes	time to exit	2.67 bps
		market comparable	price/book ExAOCI	1.06x

($ in millions)
Financial Liabilities	Fair Value as of June 30, 2023	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Derivatives embedded in fixed indexed annuity products	$87.2	discounted cash flow	lapse rate	5.4%
			mortality multiplier(4)	67.8%
			option budget	0.9% - 3.8%
			non-performance adjustment(5)	5.0%
Net MRBs	$(3.6)	discounted cash flow	lapse rate	5.3%
			mortality multiplier(4)	67.8%
(1)    When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.
(2)    "N spread" is the interpolated weighted average life point on the swap curve.
(3)    "T spread" is a specific point on the OTR curve.
(4)    Mortality multiplier is applied to the Annuity 2000 table.
(5)    Determined as a percentage of the risk-free rate.

Horace Mann Educators Corporation	20	Second Quarter 2023 Form 10-Q

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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
June 30, 2023
Financial Assets
Other investments	$178.3	$181.8	$—	$—	$181.8
Deposit asset on reinsurance	2,514.9	2,233.6	—	—	2,233.6
Financial Liabilities
Investment contract and future policy benefit reserves, fixed annuity contracts	4,925.1	4,825.4	—	—	4,825.4
Investment contract and future policy benefit reserves, account values on life contracts	114.9	110.9	—	—	110.9
Other policyholder funds	897.2	897.2	—	889.9	7.3
Reverse repurchase agreements	0.2	0.4	—	0.4	—
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	249.1	236.1	—	236.1	—

December 31, 2022
Financial Assets
Other investments	$167.4	$170.9	$—	$—	$170.9
Deposit asset on reinsurance	2,516.6	2,207.2	—	—	2,207.2
Financial Liabilities
Investment contract and future policy benefit reserves, fixed annuity contracts	4,988.5	4,901.3	—	—	4,901.3
Investment contract and future policy benefit reserves, account values on life contracts	111.9	107.7	—	—	107.7
Other policyholder funds	863.0	863.0	—	810.7	52.3
Reverse repurchase agreements	70.2	73.3	—	73.3	—
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	249.0	240.5	—	240.5	—

Horace Mann Educators Corporation	21	Second Quarter 2023 Form 10-Q

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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Property & Casualty
Beginning gross reserves	$397.8	$356.2	$388.7	$362.4
Less: reinsurance recoverables	101.3	108.0	100.8	110.3
Net reserves, beginning of period(1)	296.5	248.2	287.9	252.1
Incurred claims and claim expenses:
Claims occurring in the current period	152.0	144.1	280.8	252.4
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	—	6.0	—	6.0
Total claims and claim expenses incurred	152.0	150.1	280.8	258.4
Claims and claim expense payments for claims occurring during:
Current period	90.2	84.4	130.8	118.2
Prior periods	46.8	45.3	126.4	123.7
Total claims and claim expense payments	137.0	129.7	257.2	241.9
Net reserves, end of period(1)	311.5	268.6	311.5	268.6
Plus: reinsurance recoverables	104.3	109.8	104.3	109.8
Ending gross reserves	$415.8	$378.4	$415.8	$378.4
(1)Reserves net of expected reinsurance recoverables.
(2)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

There was no prior years' reserve development for Property & Casualty claims for the three and six months ended June 30, 2023. The Company recognized $6.0 million of net unfavorable prior years' reserve development for the three and six months ended June 30, 2022. The unfavorable development for the six months ended June 30, 2022 was the result of unfavorable loss trends in auto offset by favorable loss trends in homeowners loss emergence for accident years 2021 and prior.
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

Horace Mann Educators Corporation	22	Second Quarter 2023 Form 10-Q

NOTE 4 - Short-Duration Insurance Contracts (continued)

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Group Benefits
Beginning gross reserves	$120.3	$133.2	$121.6	$125.4
Less: reinsurance recoverables	28.0	29.8	27.9	28.6
Net reserves, beginning of period(1)	92.3	103.4	93.7	96.8
Incurred claims and claim expenses:
Claims occurring in the current period	20.8	16.2	41.0	44.9
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(3.0)	(0.1)	(7.9)	(2.0)
Total claims and claim expenses incurred	17.8	16.1	33.1	42.9
Claims and claim expense payments for claims occurring during:
Current period	8.9	11.4	13.1	15.8
Prior periods	7.6	7.5	20.0	23.4
Total claims and claim expense payments	16.5	18.9	33.1	39.2
Net reserves, end of period(1)	93.7	100.6	93.7	100.6
Plus: reinsurance recoverables	28.2	29.6	28.2	29.6
Ending gross reserves	$121.9	$130.2	$121.9	$130.2
(1) Reserves net of expected reinsurance recoverables.
(2) Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

Favorable prior years' reserve development for Group Benefits was $7.9 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. The favorable development for the three months ended June 30, 2023 was primarily the result of favorable loss trends in specialty health and group life and disability for loss years 2022 and prior. The favorable development for the three months ended June 30, 2022 was primarily the result of favorable loss trends in specialty health for loss years 2021 and prior.
Reconciliation of Property & Casualty and Group Benefits Unpaid Claims and Claim Expense Reserves to the Consolidated Balance Sheets

($ in millions)	As of June 30, 2023	As of December 31, 2022
Ending gross reserves
Property & Casualty	$415.8	$388.7
Group Benefits	121.9	121.6
Total short-duration insurance contracts	537.7	510.3
Other than short-duration(1)	60.1	53.7
Total unpaid claims and claims expenses	$597.8	$564.0
(1) This line includes Life & Retirement, Supplemental, and other certain group benefit reserves.
Note 5 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the three and six months ended June 30, 2023 and 2022, the Company updated the net premium ratio when updating for actual historical experience for the quarter; future cash flow assumptions were reviewed but not changed.
The following tables summarize balances and changes in LFPB for traditional and limited-payment contracts.

Horace Mann Educators Corporation	23	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the three months ended June 30, 2023 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at April 1, 2023	$222.2	$243.8	$69.8	$31.2	$172.5	$—
April 1, 2023 balance at original discount rate	246.6	266.0	65.0	33.1	205.1	—
Effect of:	—	—	—	—	—	—
Change in cash flow assumptions	—	(5.3)	—	—	—	—
Actual variances from expected experience	1.0	0.5	0.5	0.8	1.7	—
Adjusted balance at April 1, 2023	247.6	261.2	65.5	33.9	206.8	—
Issuances(3)	2.6	6.5	—	1.1	4.6	1.4
Interest accruals(4)	1.8	2.7	0.8	0.3	1.5	—
Net premiums collected(5)	(5.0)	(5.3)	(1.6)	(1.1)	(5.4)	(1.4)
June 30, 2023 balance at original discount rate	247.0	265.1	64.7	34.2	207.5	—
Effect of changes in discount rate assumptions	(29.5)	(24.8)	3.4	(2.5)	(35.5)	—
Balance at June 30, 2023	217.5	240.3	68.1	31.7	172.0	—

Present value of expected future policy benefits:
Balance at April 1, 2023	515.1	365.0	892.5	84.4	437.7	105.9
April 1, 2023 balance at original discount rate	585.4	405.2	801.5	100.3	530.6	113.3
Effect of:
Changes in cash flow assumptions	—	(5.6)	—	—	—	—
Actual variances from expected experience	1.1	2.2	0.5	0.9	1.8	—
Adjusted balance at April 1, 2023	586.5	401.8	802.0	101.2	532.4	113.3
Issuances	2.6	6.6	—	1.1	4.6	1.6
Interest accruals	4.7	3.5	11.9	1.0	3.6	1.1
Benefit payments(6)	(5.1)	(5.5)	(14.3)	(0.7)	(14.8)	(3.0)
June 30, 2023 balance at original discount rate	588.7	406.4	799.6	102.6	525.8	113.0
Effect of changes in discount rate assumptions	(81.6)	(45.8)	71.9	(17.3)	(99.2)	(9.4)
Balance at June 30, 2023	507.1	360.6	871.5	85.3	426.6	103.6
Net liability for future policy benefits	289.4	120.3	803.5	53.7	254.5	103.6
Less: Reinsurance recoverable	(63.1)	(16.7)	(0.7)	(0.2)	(3.9)	(3.5)
Net liability for future policy benefits, after reinsurance recoverable	226.3	103.6	802.8	53.5	250.6	100.1
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at June 30, 2023	$226.3	$103.6	$802.8	$53.5	$250.6	$100.1
(1) Experience Life contains both whole life and term elements.
(2) As of June 30, 2023, the net LFPB for Supplemental Health was $97.3 million for cancer, $21.5 million for accident, $22.9 million for disability and $108.9 million for other supplemental health policies.
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

Horace Mann Educators Corporation	24	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

The balances of and changes in LFPB as of and for the six months ended June 30, 2023 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2023	$215.1	$234.7	$68.3	$29.7	$167.4	$—
January 1, 2023 balance at original discount rate	245.9	265.4	65.5	32.4	205.1	—
Effect of:	—	—	—	—	—	—
Change in cash flow assumptions	—	(5.3)	—	—	—	—
Actual variances from expected experience	1.8	(1.0)	0.7	1.3	0.3	—
Adjusted balance at January 1, 2023	247.7	259.1	66.2	33.7	205.4	—
Issuances(3)	5.4	13.0	—	2.1	9.9	3.4
Interest accruals(4)	3.6	5.2	1.8	0.6	3.0	—
Net premiums collected(5)	(9.7)	(12.2)	(3.3)	(2.2)	(10.8)	(3.4)
June 30, 2023 balance at original discount rate	247.0	265.1	64.7	34.2	207.5	—
Effect of changes in discount rate assumptions	(29.5)	(24.8)	3.4	(2.5)	(35.5)	—
Balance at June 30, 2023	217.5	240.3	68.1	31.7	172.0	—

Present value of expected future policy benefits:
Balance at January 1, 2023	493.6	347.0	867.5	79.4	431.7	103.3
January 1, 2023 balance at original discount rate	581.9	401.0	805.2	98.6	537.1	113.4
Effect of:
Changes in cash flow assumptions	—	(5.6)	—	—	—	—
Actual variances from expected experience	1.9	0.7	0.9	1.5	0.1	(0.5)
Adjusted balance at January 1, 2023	583.8	396.1	806.1	100.1	537.2	112.9
Issuances	5.5	13.2	—	2.1	9.9	4.0
Interest accruals	9.4	7.5	23.8	1.9	7.2	2.2
Benefit payments(6)	(10.0)	(10.4)	(30.3)	(1.5)	(28.5)	(6.1)
June 30, 2023 balance at original discount rate	588.7	406.4	799.6	102.6	525.8	113.0
Effect of changes in discount rate assumptions	(81.6)	(45.8)	71.9	(17.3)	(99.2)	(9.4)
Balance at June 30, 2023	507.1	360.6	871.5	85.3	426.6	103.6
Net liability for future policy benefits	289.4	120.3	803.5	53.7	254.5	103.6
Less: Reinsurance recoverable	(63.1)	(16.7)	(0.7)	(0.2)	(3.9)	(3.5)
Net liability for future policy benefits, after reinsurance recoverable	226.3	103.6	802.8	53.5	250.6	100.1
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at June 30, 2023	$226.3	$103.6	$802.8	$53.5	$250.6	$100.1
(1) Experience Life contains both whole life and term elements.
(2) As of June 30, 2023, the net LFPB for Supplemental Health was $97.3 million for cancer, $21.5 million for accident, $22.9 million for disability and $108.9 million for other supplemental health policies.
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

Horace Mann Educators Corporation	25	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

The balances of and changes in LFPB as of and for the year ended December 31, 2022 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present Value of Expected Net Premiums
Balance at January 1, 2022(7)	$260.7	$264.4	$74.6	$29.7	$226.7	$—
January 1, 2022 balance at original discount rate(7)	239.3	235.4	55.9	27.2	223.1	—
Effect of:
Change in cash flow assumptions	5.2	18.7	9.1	2.0	12.2	—
Actual variances from expected experience	7.2	(4.2)	3.0	1.6	(25.3)	—
Adjusted balance at January 1, 2022	251.7	249.9	68.0	30.8	210.0	—
Issuances(3)	12.5	28.0	—	6.3	12.0	5.3
Interest accruals(3)	6.7	9.0	3.3	1.1	5.9	—
Net premiums collected(5)	(25.0)	(21.5)	(5.8)	(5.8)	(22.8)	(5.3)
December 31, 2022 balance at original discount rate	245.9	265.4	65.5	32.4	205.1	—
Effect of changes in discount rate assumptions	(30.8)	(30.7)	2.8	(2.7)	(37.7)	—
Balance at December 31, 2022	215.1	234.7	68.3	29.7	167.4	—

Present Value of Expected Future Policy Benefits
Balance at January 1, 2022(7)	660.4	411.5	1,172.7	102.9	590.6	129.1
January 1, 2022 balance at original discount rate(7)	566.1	360.0	802.6	86.6	584.2	115.7
Effect of:
Changes in cash flow assumptions	5.2	21.5	11.0	2.0	13.8	—
Actual variances from expected experience	7.7	(4.7)	3.6	1.4	(30.0)	0.4
Adjusted balance at January 1, 2022	579.0	376.8	817.2	90.0	568.0	116.1
Issuances	12.4	28.3	—	6.4	12.0	5.3
Interest accruals	18.0	14.4	47.4	3.4	15.0	4.3
Benefit payments(6)	(27.5)	(18.5)	(59.4)	(1.2)	(57.9)	(12.3)
December 31, 2022 balance at original discount rate	581.9	401.0	805.2	98.6	537.1	113.4
Effect of changes in discount rate assumptions	(88.3)	(54.0)	62.3	(19.2)	(105.4)	(10.1)
Balance at December 31, 2022	493.6	347.0	867.5	79.4	431.7	103.3
Net liability for future policy benefits	278.4	112.2	799.3	49.6	264.4	103.3
Less: Reinsurance recoverable	(63.1)	(15.3)	(0.8)	—	(3.4)	(3.2)
Net liability for future policy benefits, after reinsurance recoverable	215.3	96.9	798.5	49.6	261.0	100.1
Impact of flooring on net liability for future policy benefits	1.1	0.2	—	—	—	—
Net liability for future policy benefits at December 31, 2022	$216.4	$97.1	$798.5	$49.6	$261.0	$100.1
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

Horace Mann Educators Corporation	26	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB (including a summary of the balance and changes in the LFPB on January 1, 2021 due to adoption of ASU 2018-12) as of and for the year ended December 31, 2021 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Balance, end of year December 31, 2020	$218.7	$93.2	$758.3	$51.3	$392.5	$115.9
Change in discount rate assumptions	111.5	27.3	433.0	18.2	23.0	20.6
Change in cash flow assumptions, effect of net premiums exceeding gross premiums	0.4	—	—	—	—	—
Change in cash flow assumptions, effect of decrease of the DPL	—	—	—	—	—	—
Adjustment for removal of related balances in AOCI	—	—	—	—	—	—
Adjusted balance, beginning of year January 1, 2021	330.6	120.5	1,191.3	69.5	415.5	136.5
Less: Reinsurance recoverables	(0.1)	(5.4)	(1.3)	(0.1)	—	—
Less: Change in discount rate assumptions	(0.2)	(0.9)	(0.7)	(0.1)	—	—
Adjusted balance, beginning of year January 1, 2021, net of reinsurance	$330.3	$114.2	$1,189.3	$69.3	$415.5	$136.5
Present Value of Expected Net Premiums
Balance at January 1, 2021	$176.5	$244.1	$78.0	$25.4	$233.0	$—
January 1, 2021 balance at original discount rate	143.5	200.8	55.2	22.0	218.2	—
Effect of:
Change in cash flow assumptions	2.4	(4.5)	(3.3)	—	(1.8)	—
Actual variances from expected experience	8.8	6.9	6.3	1.0	6.3	—
Adjusted balance at January 1, 2021	154.7	203.2	58.2	23.0	222.7	—
Issuances(3)	13.3	29.8	—	10.2	13.0	3.7
Interest accruals(4)	6.2	7.9	3.2	0.8	5.9	—
Net premiums collected(5)	(16.6)	(19.8)	(5.6)	(6.8)	(24.1)	(3.7)
December 31, 2021 balance at original discount rate	157.6	221.1	55.8	27.2	217.5	—
Effect of changes in discount rate assumptions	25.4	32.0	18.8	2.5	4.0	—
Balance at December 31, 2021	183.0	253.1	74.6	29.7	221.5	—

Present Value of Expected Future Policy Benefits
Balance at January 1, 2021	507.1	364.7	1,269.3	95.0	626.9	136.5
January 1, 2021 balance at original discount rate	362.5	294.0	813.5	73.4	589.1	115.9
Effect of:
Changes in cash flow assumptions	2.8	(4.8)	(3.6)	—	(3.0)	—
Actual variances from expected experience	8.7	7.2	6.6	1.1	6.2	(0.4)
Adjusted balance at January 1, 2021	374.0	296.4	816.5	74.5	592.3	115.5
Issuances	13.3	29.8	—	10.2	13.0	3.7
Interest accruals	17.1	12.0	47.9	2.9	15.7	4.5
Benefit payments(5)	(18.1)	(18.7)	(61.9)	(1.0)	(48.4)	(12.1)
December 31, 2021 balance at original discount rate	386.3	319.5	802.5	86.6	572.6	111.6
Effect of changes in discount rate assumptions	114.4	51.1	370.2	16.3	8.0	13.1
Balance at December 31, 2021	500.7	370.6	1,172.7	102.9	580.6	124.7
Net liability for future policy benefits	317.7	117.6	1,098.1	73.2	359.1	124.7
Less: Reinsurance recoverable	(0.5)	(5.5)	(1.1)	(0.2)	—	—
Net liability for future policy benefits, after reinsurance recoverable	$317.2	$112.1	$1,097.0	$73.0	$359.1	$124.7
(1) Experience Life contains both whole life and term elements.

Horace Mann Educators Corporation	27	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
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

The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	June 30, 2023	December 31, 2022
Whole life	$289.4	$279.5
Term life	120.3	112.4
Experience life	803.5	799.3
Limited-pay whole life	53.7	49.6
Supplemental health	254.5	264.4
SPIA (life contingent)	103.6	103.3
Limited-pay whole life DPL	3.4	3.2
SPIA (life contingent) DPL	1.0	0.8
Reconciling items(1)	111.5	105.5
Total	$1,740.9	$1,718.0
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments		Gross premiums or assessments
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Whole life	$6.7	$6.2	$13.3	$12.3
Term life	11.4	10.4	22.2	20.3
Experience life	7.9	8.3	16.1	16.8
Limited-pay whole life	1.7	2.5	3.3	4.3
Supplemental health	30.0	30.6	59.7	61.3
SPIA (life contingent)	1.4	0.8	3.6	3.3
Total	$59.1	$58.8	$118.2	$118.3

($ in millions)	Interest expense		Interest expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Whole life	$2.9	$2.9	$5.8	$5.6
Term life	1.2	1.1	2.4	2.2
Experience life	10.9	11.0	21.9	22.1
Limited-pay whole life	0.7	0.6	1.3	1.2
Supplemental health	2.1	2.3	4.3	4.7
SPIA (life contingent)	1.1	1.1	2.2	2.2
Total	$18.9	$19.0	$37.9	$38.0

Horace Mann Educators Corporation	28	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of June 30, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$473.5	$325.1	$469.0	$322.5
Expected future benefits and expenses	1,134.3	588.7	1,121.4	580.4
Term life
Expected future gross premiums	751.4	469.0	739.3	464.2
Expected future benefits and expenses	693.9	406.4	678.0	401.0
Experience Life
Expected future gross premiums	551.9	306.7	569.6	315.5
Expected future benefits and expenses	1,728.7	799.6	1,755.4	805.2
Limited-pay whole life
Expected future gross premiums	63.1	48.1	60.8	46.5
Expected future benefits and expenses	234.6	102.6	226.8	98.6
Supplemental health
Expected future gross premiums	1,645.7	1,213.6	1,640.5	1,214.9
Expected future benefits and expenses	720.7	525.8	730.4	537.0
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	158.1	113.0	157.7	113.4
For the six months ended June 30, 2023 and for the year ended December 31, 2022, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both periods.

Horace Mann Educators Corporation	29	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	June 30, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	SPIA (life contingent)
Mortality
Actual experience	0.7%	0.1% - 0.4%	1.7%	0.1%	N.M.
Expected experience	0.7%	0.1% - 1.2%	1.6%	0.2%	N.M.
Lapses
Actual experience	3.4%	3.6% - 5.6%	3.1%	3.6%	N.M.
Expected experience	4.7%	5.6% - 25.9%	3.1%	5.2%	N.M.

	June 30, 2022
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	SPIA (life contingent)
Mortality
Actual experience	0.8%	0.1% - 0.1%	1.7%	0.2%	N.M.
Expected experience	0.7%	0.1% - 0.1%	1.4%	0.2%	N.M.
Lapses
Actual experience	3.1%	5.0% - 64.1%	3.4%	3.1%	N.M.
Expected experience	5.8%	4.9% - 6.0%	3.2%	7.4%	N.M.
The following table provides the weighted-average durations of LFPB, in years:

	As of June 30,
	2023	2022
Whole life	18.0	18.0
Term life	16.4	15.9
Experience life	10.5	10.8
Limited-pay whole life	22.2	21.5
Supplemental health	10.3	9.8
SPIA (life contingent)	7.7	7.7

Horace Mann Educators Corporation	30	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of June 30,
	2023	2022
Whole life
Interest accretion rate	1.7% - 4.9%	1.7% - 5.0%
Current discount rate	4.7% - 5.2%	4.1% - 4.6%
Term life
Interest accretion rate	4.1% - 4.3%	4.1% - 4.4%
Current discount rate	5.2% - 5.2%	4.6% - 4.6%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.2%	4.7%
Limited-pay whole life
Interest accretion rate	3.9%	3.9%
Current discount rate	5.2%	4.7%
Supplemental health
Interest accretion rate	1.7% - 2.7%	1.7% - 2.7%
Current discount rate	5.2% - 5.3%	4.5% - 5.0%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.0%
Current discount rate	5.2% - 5.2%	4.5% - 4.5%

Horace Mann Educators Corporation	31	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Three Months Ended June 30, 2023
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at April 1, 2023	$49.9	$63.5	$4,577.4	$498.4	$33.8
Premiums received(1)	$3.1	$(0.2)	$59.0	$5.4	$1.0
Surrenders and withdrawals(2)	(0.3)	(0.6)	(103.9)	(18.6)	(0.1)
Benefit payments(3)	—	(0.4)	(17.8)	(0.9)	(1.4)
Net transfers from (to) separate account	(0.2)	—	7.9	(2.4)	—
Interest credited(4)	0.2	0.7	39.8	0.9	0.2
Other	(0.7)	—	1.1	(1.6)	—
Balance at June 30, 2023	$52.0	$63.0	$4,563.5	$481.2	$33.5
Weighted-average crediting rate	(0.1)%	(5.0)%	—%	—%	(3.0)%
Net amount at risk(5)	$—	$—	$(23.3)	$—	$—
Cash surrender value	$32.9	$62.8	$4,540.9	$486.7	$33.7

($ in millions)	Three Months Ended June 30, 2022
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at April 1, 2022	$41.0	$65.9	$4,548.2	$518.2	$37.0
Premiums received(1)	$2.5	$—	$47.5	$8.1	$0.6
Surrenders and withdrawals(2)	(0.4)	(0.8)	(59.5)	(9.4)	(0.1)
Benefit payments(3)	—	(0.4)	(14.4)	(0.7)	(1.5)
Net transfers from (to) separate account	—	—	15.8	(0.3)	—
Interest credited(4)	0.3	0.7	38.3	1.3	0.3
Other	(0.8)	—	(2.2)	1.0	—
Balance at June 30, 2022	$42.6	$65.4	$4,573.7	$518.2	$36.3
Weighted-average crediting rate	(1.4)%	—%	—%	(0.2)%	—%
Net amount at risk(5)	$—	$—	$12.1	$—	$—
Cash surrender value	$1.4	$(0.5)	$26.3	$(1.2)	$(0.7)
(1) Premiums received represents premiums collected from policyholder during the period of in force business.
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	32	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

($ in millions)	Six Months Ended June 30, 2023
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2023	$47.6	$64.3	$4,591.1	$510.3	$34.4
Premiums received(1)	$6.7	$(0.4)	$113.9	$10.5	$2.1
Surrenders and withdrawals(2)	(0.7)	(1.5)	(202.0)	(32.5)	(0.2)
Benefit payments(3)	—	(0.9)	(36.9)	(1.5)	(3.1)
Net transfers from (to) separate account	(0.2)	—	14.5	(3.3)	—
Interest credited(4)	0.2	1.5	79.9	0.9	0.5
Other	(1.6)	—	3.0	(3.2)	(0.2)
Balance at June 30, 2023	$52.0	$63.0	$4,563.5	$481.2	$33.5
Weighted-average crediting rate	—%	—%	3.6%	—%	—%
Net amount at risk(5)	$—	$—	$16.2	$—	$—
Cash surrender value	$—	$—	$109.9	$—	$—

($ in millions)	Six Months Ended June 30, 2022
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2022	$39.1	$66.2	$4,532.7	$522.6	$37.7
Premiums received(1)	$4.7	$—	$94.7	$17.4	$1.4
Surrenders and withdrawals(2)	(0.6)	(1.5)	(119.8)	(20.3)	(0.4)
Benefit payments(3)	—	(0.8)	(32.9)	(1.8)	(3.0)
Net transfers from (to) separate account	—	—	26.8	(0.4)	—
Interest credited(4)	0.8	1.5	77.2	3.1	0.6
Other	(1.4)	—	(5.0)	(2.4)	—
Balance at June 30, 2022	$42.6	$65.4	$4,573.7	$518.2	$36.3
Weighted-average crediting rate	4.1%	5.0%	3.5%	1.2%	3.0%
Net amount at risk(5)	$—	$—	$78.5	$—	$—
Cash surrender value	$27.4	$64.7	$4,515.7	$503.0	$35.9
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
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balances Sheets:

($ in millions)	June 30, 2023	December 31, 2022
Indexed universal life	$52.0	$47.6
Experience Life	63.0	64.3
Fixed account annuities	4,563.5	4,591.1
Fixed indexed account annuities	481.2	510.3
SPIA (non-life contingent)	33.5	34.4
Reconciling items(1)	13.0	12.9
Total	$5,206.2	$5,260.6
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.

Horace Mann Educators Corporation	33	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	June 30, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$81.5	$327.4	$372.3	$170.8	$952.0
Equal to 2% but less than 3%	214.5	46.7	9.4	0.8	271.4
Equal to 3% but less than 4%	626.5	12.2	0.7	—	639.4
Equal to 4% but less than 5%	2,693.4	—	—	—	2,693.4
5% or higher	90.3	—	—	—	90.3
Total	$3,706.2	$386.3	$382.4	$171.6	$4,646.5

($ in millions)	December 31, 2022
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$262.5	$370.6	$214.4	$96.1	$943.6
Equal to 2% but less than 3%	256.1	19.8	4.7	—	280.6
Equal to 3% but less than 4%	667.4	0.4	0.4	—	668.2
Equal to 4% but less than 5%	2,706.1	—	—	—	2,706.1
5% or higher	91.7	—	—	—	91.7
Total	$3,983.8	$390.8	$219.5	$96.1	$4,690.2
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
The assets that support variable contracts are measured at fair value and are reported as separate account assets on the Consolidated Balance Sheets. An equivalent amount is reported as separate account liabilities. MRB assets and liabilities for minimum guarantees are valued and presented separately from separate account assets and separate account liabilities. MRBs are discussed further in the market risk benefits section of this Note to the Consolidated Financial Statements. Policy charges assessed against the policyholders for mortality, administration and other services are included in the life premiums and contract charges line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

Horace Mann Educators Corporation	34	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

($ in millions)	Retirement Services
	Variable Account Annuities
	June 30, 2023	December 31, 2022
Balance, beginning of year	$2,792.3	$3,441.0
Deposits	114.1	240.3
Withdrawals	(105.0)	(186.8)
Net transfers	(11.2)	(38.1)
Fees and charges	(18.4)	(36.8)
Market appreciation (depreciation)	330.2	(619.7)
Other	(3.5)	(7.6)
Balance, end of period	$3,098.5	$2,792.3
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.

Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the three and six months ended June 30, 2023 and 2022, respectively:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Balance, beginning of period	$1.3	$4.0	$0.2	$4.8
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	0.9	1.6	—	2.0
Changes in market risk benefits(1)	(4.1)	2.6	(3.2)	2.2
Balance, end of period(2)	$(3.2)	$4.2	$(3.2)	$4.2
Effect of changes in the instrument-specific credit risk	(0.4)	0.4	(0.4)	0.4
Balance, end of period	$(3.6)	$4.6	$(3.6)	$4.6
Net amount at risk(3)	$28.1	$48.9	$28.1	$48.9
Weighted-average attained age of contract holders	63	62	63	62
(1) Reflects interest accruals and effect of changes in interest rates, equity markets, equity index volatility and future assumptions.
(2) Balance, end of period, before the effect of changes in the instrument-specific credit risk.
(3) Net amount at risk represents the current guaranteed benefit less current account balance at the reporting date.

The following table presents MRBs by amounts in an asset position and amounts in a liability position. The net liabilities (assets) are included in Policyholders' account balances presented in the Consolidated Balance Sheets.

($ in millions)	As of June 30, 2023			As of December 31, 2022
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(6.2)	$2.6	$(3.6)	$(4.4)	$4.7	$0.3

Horace Mann Educators Corporation	35	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
DAC and Deferred Sales Inducements

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Three Months Ended June 30, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$21.2	$30.7	$5.8	$6.8	$15.7	$6.7	$219.7
Capitalizations	0.7	1.5	0.1	0.3	0.7	0.7	3.7
Amortization expense	(0.3)	(0.8)	(0.2)	(0.1)	(0.3)	(0.2)	(3.7)
Experience adjustment	—	—	—	—	—	(0.2)	(2.5)
Balance, end of period	$21.6	$31.4	$5.7	$7.0	$16.1	$7.0	$217.2

($ in millions)	Six Months Ended June 30, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$20.9	$30.0	$5.8	$6.7	$15.4	$6.2	$221.1
Capitalizations	1.3	2.8	0.1	0.5	1.2	1.3	7.7
Amortization expense	(0.6)	(1.4)	(0.2)	(0.2)	(0.5)	(0.3)	(7.4)
Experience adjustment	—	—	—	—	—	(0.2)	(4.2)
Balance, end of period	$21.6	$31.4	$5.7	$7.0	$16.1	$7.0	$217.2

($ in millions)	Year Ended December 31, 2022
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of year	$19.1	$27.5	$6.0	$5.6	$13.7	$4.9	$223.3
Capitalizations	3.0	5.0	0.2	1.4	2.5	1.8	15.5
Amortization expense	(1.2)	(2.5)	(0.4)	(0.3)	(0.8)	(0.5)	(15.8)
Experience adjustment	—	—	—	—	—	—	(1.9)
Balance, end of year	$20.9	$30.0	$5.8	$6.7	$15.4	$6.2	$221.1

($ in millions)	Year Ended December 31, 2021
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, end of year December 31, 2020	$17.8	$25.6	$2.6	$4.4	$11.3	$4.3	$137.7
Adjustment for removal of related balances in AOCI	—	—	3.6	—	1.6	—	85.4
Adjusted balance, beginning of year January 1, 2021	$17.8	$25.6	$6.2	$4.4	$12.9	$4.3	$223.1
Capitalizations	2.4	4.2	0.2	1.5	1.7	1.1	17.3
Amortization expense	(1.1)	(2.3)	(0.4)	(0.3)	(0.8)	(0.5)	(16.0)
Experience adjustment	—	—	—	—	(0.1)	—	(1.1)
Balance, end of year December 31, 2021	$19.1	$27.5	$6.0	$5.6	$13.7	$4.9	$223.3

Horace Mann Educators Corporation	36	Second Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	June 30, 2023	December 31, 2022
Whole life	$21.6	$20.9
Term life	31.4	30.0
Experience life	5.7	5.8
Limited pay whole life	7.0	6.7
Indexed universal life	16.1	15.4
Supplemental health	7.0	6.2
Total annuities	217.2	221.1
Reconciling item(1)	26.9	24.5
Total	$332.9	$330.6
(1) Reconciling item relates to DAC associated with the Property & Casualty reporting segment.
The assumptions used to amortize DAC were consistent with the assumptions used to estimate LFPB for traditional and limited-payment contracts. The underlying assumptions for DAC and LFPB were updated at the same time.
In the second quarter of 2023 and 2022, the Company conducted a review of all significant assumptions and did not make any changes to future assumptions because actual experience for mortality and lapses was materially consistent with underlying assumptions.
The following table rolls-forward the DSI balance as of and for the three and six months ended June 30, 2023:

($ in millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Balance, beginning of period	$15.4	$15.9
Capitalizations	—	—
Amortization expense	(0.3)	(0.6)
Experience adjustment	(0.2)	(0.4)
Balance, end of period	$14.9	$14.9
DSI is included in Other assets in the Consolidated Balance Sheets.

Horace Mann Educators Corporation	37	Second Quarter 2023 Form 10-Q

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

($ in millions)	Direct Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Three months ended June 30, 2023
Net premiums written and contract deposits(2)	$394.7	$17.9	$9.4	$386.2
Net premiums and contract charges earned	271.6	20.0	9.1	260.7
Benefits, claims and settlement expenses	217.5	14.3	2.0	205.2

Three months ended June 30, 2022
Net premiums written and contract deposits(2)	$375.1	$16.5	$13.7	$372.3
Net premiums and contract charges earned	260.5	18.7	13.6	255.4
Benefits, claims and settlement expenses	212.4	18.5	9.5	203.4

Six months ended June 30, 2023
Net premiums written and contract deposits(2)	$762.5	$34.5	$19.8	$747.8
Net premiums and contract charges earned	535.6	38.5	19.5	516.6
Benefits, claims and settlement expenses	410.4	27.0	5.0	388.4

Six months ended June 30, 2022
Net premiums written and contract deposits(2)	$735.9	$31.3	$26.1	$730.7
Net premiums and contract charges earned	520.9	35.9	26.2	511.2
Benefits, claims and settlement expenses	394.0	25.7	10.3	378.6
(1)    Excludes the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.

Horace Mann Educators Corporation	38	Second Quarter 2023 Form 10-Q

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
Summarized financial information for these segments is as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net premiums and contract charges earned
Property & Casualty	$157.4	$149.9	$309.8	$300.1
Life & Retirement	37.4	36.3	75.1	72.1
Supplemental & Group Benefits	65.9	69.2	131.7	139.0
Total	$260.7	$255.4	$516.6	$511.2

Net investment income
Property & Casualty	$10.6	$7.7	$14.6	$14.9
Life & Retirement	89.3	88.4	177.2	172.6
Supplemental & Group Benefits	9.1	9.6	18.2	16.7
Corporate & Other	—	—	—	—
Intersegment eliminations	(0.5)	(0.5)	(1.1)	(1.1)
Total	$108.5	$105.2	$208.9	$203.1

Net income (loss)
Property & Casualty	$(21.4)	$(25.4)	$(33.0)	$(16.9)
Life & Retirement	17.4	23.8	31.4	39.4
Supplemental & Group Benefits	11.8	15.0	25.8	28.2
Corporate & Other	(20.6)	(17.6)	(30.4)	(34.6)
Total	$(12.8)	$(4.2)	$(6.2)	$16.1

($ in millions)	June 30, 2023	December 31, 2022
Assets
Property & Casualty	$1,077.9	$1,083.8
Life & Retirement	11,127.1	10,754.5
Supplemental & Group Benefits	1,350.4	1,359.3
Corporate & Other	168.2	173.4
Intersegment eliminations	(51.7)	(64.9)
Total	$13,671.9	$13,306.1

Horace Mann Educators Corporation	39	Second Quarter 2023 Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities(1)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, April 1, 2023	$(356.4)	$17.8	$(8.8)	$(347.4)
Other comprehensive income (loss) before reclassifications	(48.9)	25.1	—	(23.8)
Amounts reclassified from AOCI(2)	11.6	—	—	11.6
Net current period other comprehensive income (loss)	(37.3)	25.1	—	(12.2)
Ending balance, June 30, 2023	$(393.7)	$42.9	$(8.8)	$(359.6)

Beginning balance, April 1, 2022	$13.0	$(205.4)	$(10.2)	$(202.6)
Other comprehensive income 9losss) before reclassifications	(297.1)	168.5	—	(128.6)
Amounts reclassified from AOCI(3)	2.3	—	—	2.3
Net current period other comprehensive income (loss)	(294.8)	168.5	—	(126.3)
Ending balance, June 30, 2022	$(281.8)	$(36.9)	$(10.2)	$(328.9)

Beginning balance, January 1, 2023	$(449.6)	$59.0	$(8.8)	$(399.4)
Other comprehensive income (loss) before reclassifications	42.4	(16.1)	—	26.3
Amounts reclassified from AOCI(2)	13.5	—	—	13.5
Net current period other comprehensive income (loss)	55.9	(16.1)	—	39.8
Ending balance, June 30, 2023	$(393.7)	$42.9	$(8.8)	$(359.6)

Beginning balance, January 1, 2022	$347.1	$(386.9)	$(10.2)	$(50.0)
Other comprehensive income (loss) before reclassifications	(633.0)	350.0	—	(283.0)
Amounts reclassified from AOCI(2)	4.1	—	—	4.1
Net current period other comprehensive income (loss)	(628.9)	350.0	—	(278.9)
Ending balance, June 30, 2022	$(281.8)	$(36.9)	$(10.2)	$(328.9)
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(14.6) million and $(17.0) million, are included in Net investment gains (losses) and the related income tax benefits, $(3.1) million and $(3.6) million, are included in income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2023, respectively.
(3)The pretax amounts reclassified from AOCI, $(2.9) million and $(5.2) million, are included in Net investment gains (losses) and the related income tax benefits, $(0.6) million and $(1.1) million, are included in income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	40	Second Quarter 2023 Form 10-Q

NOTE 9 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	June 30, 2023	December 31, 2022
Cash	$22.2	$42.2
Restricted cash	0.9	0.6
Total cash and restricted cash reported in the Consolidated Balance Sheets	$23.1	$42.8

($ in millions)	Six Months Ended June 30,
	2023	2022
Cash paid for:
Interest	$13.1	$7.1
Income taxes	10.0	5.3
Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the three and six months ended June 30, 2023 and 2022, respectively.
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
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $554.1 million and $704.2 million as of June 30, 2023 and December 31, 2022, respectively.
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
The following tables summarize the effects of adopting LDTI on our unaudited Consolidated Financial Statements.

Horace Mann Educators Corporation	41	Second Quarter 2023 Form 10-Q

Note 11 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEET (UNAUDITED)
($ in millions, except share data)

	December 31, 2022	Effect of the Adoption of ASU 2018-12	Reclassifications(1)	December 31, 2022
	As Reported			As Adjusted
Assets
Total investments	$6,587.6	$—	$—	$6,587.6
Cash	42.8	—	$—	42.8
Deferred policy acquisition costs	433.1	(102.5)	$—	330.6
Reinsurance balances receivable	506.2	(38.2)	—	468.0
Deposit asset on reinsurance	2,516.6	—	—	2,516.6
Intangible assets	185.2	—	—	185.2
Goodwill	54.3	—	—	54.3
Other assets	328.7	—	—	328.7
Separate Account variable annuity assets	2,792.3	—	—	2,792.3
Total assets	$13,446.8	$(140.7)	$—	$13,306.1

Liabilities and Shareholders' Equity
Policy liabilities
Investment contract and policy reserves	$6,968.0	$(151.9)	$(6,816.1)	$—
Future policy benefit reserves			1,718.0	1,718.0
Policyholders' account balances			5,260.6	5,260.6
Unpaid claims and claim expenses	585.1	(2.9)	(18.2)	564.0
Unearned premiums	264.2	1.9	—	266.1
Total policy liabilities	7,817.3	(152.9)	144.3	7,808.7
Other policyholder funds	954.0	(0.4)	(144.3)	809.3
Other liabilities	297.0	2.5	—	299.5
Short-term debt	249.0	—	—	249.0
Long-term debt	249.0	—	—	249.0
Separate Account variable annuity liabilities	2,792.3	—	—	2,792.3
Total liabilities	12,358.6	(150.8)	—	12,207.8
Preferred stock	—	—	—	—
Common stock	0.1	—	—	0.1
Additional paid-in capital	502.6	—	—	502.6
Retained earnings	1,468.6	43.8	—	1,512.4
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(356.9)	(92.7)	—	(449.6)
Net reserve remeasurements attributable to discount rates	—	59.0	—	59.0
Net funded status of benefit plans	(8.8)	—	—	(8.8)
Treasury stock, at cost	(517.4)	—	—	(517.4)
Total shareholders’ equity	1,088.2	10.1	—	1,098.3
Total liabilities and shareholders’ equity	$13,446.8	$(140.7)	$—	$13,306.1
(1) The Company has reclassified the presentation of certain information to conform to the current year's presentation.

Horace Mann Educators Corporation	42	Second Quarter 2023 Form 10-Q

Note 11 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended	Effect of the Adoption of ASU 2018-12	Three Months Ended
	June 30, 2022		June 30, 2022
	As Reported		As Adjusted
Statement of Operations
Revenues
Net premiums and contract charges earned	$255.8	$(0.4)	$255.4
Net investment income	105.2	—	105.2
Net investment losses	(15.5)	—	(15.5)
Other income	0.8	—	0.8
Total revenues	346.3	(0.4)	345.9

Benefits, losses and expenses
Benefits, claims and settlement expenses	207.6	(4.2)	203.4
Interest credited	42.4	(1.0)	41.4
Operating expenses	77.3	(0.2)	77.1
DAC amortization expense	27.0	(5.5)	21.5
Intangible asset amortization expense	4.2	—	4.2
Interest expense	4.3	—	4.3
Total benefits, losses and expenses	362.8	(10.9)	351.9

Income before income taxes	(16.5)	10.5	(6.0)
Income tax expense (benefit)	(4.0)	2.2	(1.8)

Net income (loss)	(12.5)	8.3	(4.2)

Net income (loss) per share
Basic	(0.30)	0.20	(0.10)
Diluted	(0.30)	0.20	(0.10)

Weighted average number of shares and equivalent shares
Basic	41.8	—	41.8
Diluted	41.8	—	41.8

Statement of Comprehensive Income (Loss)
Net income (loss)	(12.5)	8.3	(4.2)
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	(240.4)	(54.4)	(294.8)
Change in net reserve remeasurements attributable to discount rates	—	168.5	168.5
Change in net funded status of benefit plans	—	—	—
Other comprehensive loss	(240.4)	114.1	(126.3)
Comprehensive income (loss)	$(252.9)	$122.4	$(130.5)

Horace Mann Educators Corporation	43	Second Quarter 2023 Form 10-Q

Note 11 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Six Months Ended	Effect of the Adoption of ASU 2018-12	Six Months Ended
	June 30, 2022		June 30, 2022
	As Reported		As Adjusted
Statement of Operations
Revenues
Net premiums and contract charges earned	$511.7	$(0.5)	$511.2
Net investment income	203.1	—	203.1
Net investment losses	(31.0)	—	(31.0)
Other income	9.3	—	9.3
Total revenues	693.1	(0.5)	692.6

Benefits, losses and expenses
Benefits, claims and settlement expenses	384.6	(6.0)	378.6
Interest credited	83.2	(2.1)	81.1
Operating expenses	154.1	(0.3)	153.8
DAC amortization expense	53.4	(9.9)	43.5
Intangible asset amortization expense	8.4	—	8.4
Interest expense	8.2	—	8.2
Total benefits, losses and expenses	691.9	(18.3)	673.6

Income before income taxes	1.2	17.8	19.0
Income tax expense (benefit)	(0.8)	3.7	2.9

Net income	2.0	14.1	16.1

Net income per share
Basic	0.05	0.33	0.38
Diluted	0.05	0.33	0.38

Weighted average number of shares and equivalent shares
Basic	41.8	—	41.8
Diluted	42.0	—	42.0

Statement of Comprehensive Income (Loss)
Net income	2.0	14.1	16.1
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	(511.1)	(117.8)	(628.9)
Change in net reserve remeasurements attributable to discount rates	—	350.0	350.0
Change in net funded status of benefit plans	—	—	—
Other comprehensive loss	(511.1)	232.2	(278.9)
Comprehensive income (loss)	$(509.1)	$246.3	$(262.8)

Horace Mann Educators Corporation	44	Second Quarter 2023 Form 10-Q

Note 11 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended	Effect of the Adoption of ASU 2018-12	Three Months Ended
	June 30, 2022		June 30, 2022
	As Reported		As Adjusted
Common stock, $0.001 par value
Ending balance	$0.1	$—	$0.1

Additional paid-in capital
Ending balance	498.1	—	498.1

Retained earnings
Beginning balance	1,525.9	27.1	1,553.0
Net income	(12.5)	8.3	(4.2)
Effect of adopting ASU 2018-12(1)	—	—	—
Dividends,per share; 2022, $0.32 per share	(13.5)	—	(13.5)
Ending balance	1,499.9	35.4	1,535.3

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	9.8	(212.4)	(202.6)
Change in net unrealized investment losses on fixed maturity securities	(240.4)	(54.4)	(294.8)
Change in net reserve remeasurements attributable to discount rates	—	168.5	168.5
Change in net funded status of benefit plans	—	—	—
Ending balance	(230.6)	(98.3)	(328.9)

Treasury stock, at cost
Ending balance	(507.4)	—	(507.4)
Shareholders' equity at end of period	$1,260.1	$(62.9)	$1,197.2
(1) See Note 1 to the Consolidated Financial Statements for information regarding ASU 2018-12.

Horace Mann Educators Corporation	45	Second Quarter 2023 Form 10-Q

Note 11 - Prior Period Consolidated Financial Statements (continued)

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Six Months Ended	Effect of the Adoption of ASU 2018-12	Six Months Ended
	June 30, 2022		June 30, 2022
	As Reported		As Adjusted
Common stock, $0.001 par value
Ending balance	$0.1	$—	$0.1

Additional paid-in capital
Ending balance	498.1	—	498.1

Retained earnings
Beginning balance	1,524.9	22.1	1,547.0
Net income	2.0	14.1	16.1
Effect of adopting ASU 2018-12(1)	—	(0.8)	(0.8)
Dividends,per share; 2022, $0.32 per share	(27.0)	—	(27.0)
Ending balance	1,499.9	35.4	1,535.3

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	280.5	(330.5)	(50.0)
Change in net unrealized investment losses on fixed maturity securities	(511.1)	(117.8)	(628.9)
Change in net reserve remeasurements attributable to discount rates	—	350.0	350.0
Change in net funded status of benefit plans	—	—	—
Ending balance	(230.6)	(98.3)	(328.9)

Treasury stock, at cost
Ending balance	(507.4)	—	(507.4)
Shareholders' equity at end of period	$1,260.1	$(62.9)	$1,197.2
(1) See Note 1 to the Consolidated Financial Statements for information regarding ASU 2018-12.

Horace Mann Educators Corporation	46	Second Quarter 2023 Form 10-Q

Note 11 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
($ in millions)

	Six Months Ended	Effect of the Adoption of ASU 2018-12	Six Months Ended
	June 30, 2022		June 30, 2022
	As Reported		As Adjusted
Cash flows - operating activities
Net income	$2.0	$14.1	$16.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	31.0	—	31.0
Depreciation and intangible asset amortization	7.9	—	7.9
Share-based compensation expense	4.4	—	4.4
Loss from EMA investments, net of dividends or distributions	(3.8)	—	(3.8)
Changes in:
Insurance liabilities	411.8	(136.6)	275.2
Amounts due under reinsurance agreements	(344.3)	33.9	(310.4)
Income tax liabilities	(6.3)	99.3	93.0
Other operating assets and liabilities	(25.8)	(10.4)	(36.2)
Other, net	3.1	(0.3)	2.8
Net cash provided by operating activities	80.0	—	80.0

Cash flows - investing activities
Net cash used in investing activities	(296.1)	—	(296.1)

Cash flows - financing activities
Net cash provided by financing activities	132.5	—	132.5
Net decrease in cash	(83.6)	—	(83.6)
Cash at beginning of period	133.7	—	133.7
Cash at end of period	$50.1	$—	$50.1
ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Second Quarter 2023 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".

Horace Mann Educators Corporation	47	Second Quarter 2023 Form 10-Q

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

Horace Mann Educators Corporation	48	Second Quarter 2023 Form 10-Q

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
Consolidated Financial Highlights
(All comparisons vs. same periods in 2022, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2023-2022	Six Months Ended June 30,		2023-2022
	2023	2022	% Change	2023	2022	% Change
Total revenues	$356.4	$345.9	3.0%	$710.3	$692.6	2.6%
Net income (loss)	(12.8)	(4.2)	204.8%	(6.2)	16.1	-138.5%
Per diluted share:
Net income (loss)	(0.31)	(0.10)	210.0%	(0.15)	0.38	-139.5%
Net investment losses, after tax	(0.34)	(0.29)	N.M.	(0.41)	(0.58)	N.M.
Book value per share				$26.96	$29.06	-7.2%
Net income return on equity - last twelve months				(0.2%)	5.9%
Net income return on equity - annualized				(1.1%)	2.4%

For the three months ended June 30, 2023, results decreased $8.6 million due to lower net interest spreads in the Life & Retirement segment, higher benefits incurred in the Supplemental & Group Benefits segment, higher interest expense and net investment losses in Corporate & Other, partially offset by lower catastrophe loss costs and no adverse prior years' reserve development in the Property & Casualty segment.
For the six months ended June 30, 2023, results decreased $22.3 million primarily due to higher catastrophe losses and auto underlying loss costs (including the weather effect on auto underlying) in the Property & Casualty segment, lower net interest spreads in the Life & Retirement segment and higher interest expense in Corporate & Other, partially offset by lower net investment losses in Corporate & Other.

Horace Mann Educators Corporation	49	Second Quarter 2023 Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2022, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2023-2022	Six Months Ended June 30,		2023-2022
	2023	2022	% Change	2023	2022	% Change
Net premiums and contract charges earned	$260.7	$255.4	2.1%	$516.6	$511.2	1.1%
Net investment income	108.5	105.2	3.1%	208.9	203.1	2.9%
Net investment losses	(17.4)	(15.5)	N.M.	(21.3)	(31.0)	N.M.
Other income	4.6	0.8	N.M.	6.1	9.3	-34.4%
Total revenues	356.4	345.9	3.0%	710.3	692.6	2.6%

Benefits, claims and settlement expenses	205.2	203.4	0.9%	388.4	378.6	2.6%
Interest credited	50.7	41.4	22.5%	99.4	81.1	22.6%
Operating expenses	80.1	77.1	3.9%	159.9	153.8	4.0%
DAC amortization expense	25.4	21.5	18.1%	49.1	43.5	12.9%
Intangible asset amortization expense	3.7	4.2	-11.9%	7.4	8.4	-11.9%
Interest expense	6.9	4.3	60.5%	13.6	8.2	65.9%
Total benefits, losses and expenses	372.0	351.9	5.7%	717.8	673.6	6.6%

Income (loss) before income taxes	(15.6)	(6.0)	160.0%	(7.5)	19.0	-139.5%
Income tax expense (benefit)	(2.8)	(1.8)	55.6%	(1.3)	2.9	-144.8%
Net income (loss)	$(12.8)	$(4.2)	204.8%	$(6.2)	$16.1	-138.5%

Net Premiums and Contract Charges Earned
For the three and six months ended June 30, 2023, net premiums and contract charges earned increased $5.3 million and $5.4 million, respectively, as the Property & Casualty segment continues to implement rate and other actions.
Net Investment Income
For the three and six months ended June 30, 2023, total net investment income increased $3.3 million and $5.8 million, respectively, primarily due to higher returns on floating rate fixed maturity securities including commercial mortgage loan funds partially offset by negative returns on limited partnership interests in various equity funds. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment yield, excluding limited partnership interests, pretax - annualized*	4.5%	4.3%	4.6%	4.4%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.6%	3.5%	3.7%	3.5%

During the three and six months ended June 30, 2023, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We continue to fund at levels that allow us to maintain our targeted allocation to commercial mortgage loan funds and limited partnership interests while maintaining balance to principal protection and risk.
Net Investment Losses
For the three months ended June 30, 2023, net investment losses increased $1.9 million due to yield enhancing actions taken in the portfolio. For the six months ended June 30,2023, net investment losses decreased $9.7

Horace Mann Educators Corporation	50	Second Quarter 2023 Form 10-Q

million due to changes in the fair value of equity securities in 2022. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Credit loss and intent-to-sell impairments	$(6.6)	$(1.8)	$(6.6)	$(3.6)
Sales and other, net	(19.3)	(1.1)	(21.7)	—
Change in fair value - equity securities	7.7	(12.6)	6.7	(29.7)
Change in fair value and losses realized on settlements - derivatives	0.8	—	0.3	2.3
Net investment losses	$(17.4)	$(15.5)	$(21.3)	$(31.0)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three and six months ended June 30, 2023, other income increased $3.8 million and decreased $3.2 million, respectively, in the employer-sponsored business line.
Benefits, Claims and Settlement Expenses
Benefits, claims and settlement expenses are up less than 1% in current quarter. For the six months ended June 30, 2023, benefits, claims and settlement expenses increased $9.8 million, or 2.6%, due to higher catastrophe losses and elevated underlying auto losses in the Property & Casualty segment.
Interest Credited
For the three and six months ended June 30, 2023, interest credited increased $9.3 million and $18.3 million, respectively, driven primarily by higher interest rates on advances received from the Federal Home Loan Bank of Chicago (FHLB). The net contribution from FHLB advances remained stable year over year as the higher interest credited rates are offset by higher earnings from the floating rate investments backing the program. Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 2.7% and 2.4% as of June 30, 2023 and June 30, 2022, respectively.
Operating Expenses
For the three and six months ended June 30, 2023, operating expenses increased 3.9% and 4.0%, respectively, primarily due to inflation.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For the three and six months ended June 30, 2023, DAC amortization expense increased $3.9 million and $5.6 million, respectively, primarily due to a write-offs of DAC in the Life & Retirement segment related to declines in annuity premium persistency.
Intangible Asset Amortization Expense
For the three and six months ended June 30, 2023, intangible asset amortization expense decreased $0.5 million and $1.0 million, respectively.
Interest Expense
For the three and six months ended June 30, 2023, interest expense increased $2.6 million and $5.4 million, respectively, due to an increase in floating interest rates on the Revolving Credit Facility.
Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 17.3% and (66.7)% for the six months ended June 30, 2023 and 2022, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 6.0 and (100.5) percentage points for the six months ended June 30, 2023 and 2022, respectively.

Horace Mann Educators Corporation	51	Second Quarter 2023 Form 10-Q

In August 2022, the Inflation Reduction Act of 2022 (IRA) was passed by the U.S. Congress and signed into law by the Executive Branch. The IRA includes a new Federal alternative minimum tax (AMT), effective in 2023, that is based on the adjusted financial statement income (AFSI) set forth on the applicable financial statement (AFS) of an applicable corporation. A corporation is an applicable corporation if its rolling average pre-tax AFSI over three prior years (starting with 2020-2022) is greater than $1.0 billion. For a group of related entities, the $1.0 billion threshold is determined on a group basis, and the group's AFSI is generally treated as the AFSI for all separate taxpayers in the group. Except under limited circumstances, once a corporation is an applicable corporation, it is an applicable corporation in all future years.
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
As of June 30, 2023, our federal income tax returns for years prior to 2019 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2023
The following discussion provides outlook information for our results of operations and capital position.
At the time of issuance of this Quarterly Report on Form 10-Q, we now estimate that 2023 full year core earnings will be within a range of $1.20 to $1.45 per diluted share. The decrease from the range discussed in our Outlook for 2023 in the Annual Report on Form 10-K for the year ended December 31, 2022, is primarily due to an elevated level of catastrophe losses.
Property & Casualty Segment
Net income for Property & Casualty is now anticipated to be a loss between $27 million and $32 million primarily due to weather losses, although continuing elevated auto loss costs are also a contributing factor. We now assume a full-year catastrophe loss contribution of $95 million to $100 million, or about 15.5 points to the combined ratio.
Property anticipates rate actions of 12% to 15% during 2023, reflecting inflation and current loss trends, accompanied by ‘inflation guard’ increases. We anticipate auto rates to increase by 18% to 20% during 2023, supplemented by non-rate underwriting actions.
Our longer-term Property & Casualty combined ratio target remains 95% to 96%.
Life & Retirement Segment
In 2023, net income for Life & Retirement is now anticipated to be in the range of $63 million to $65 million to reflect the lower than anticipated fixed annuity spread in the first half of the year. The longer-term targeted range for the spread remains 220 to 230 basis points. Mortality is anticipated to remain within actuarial expectations, increasing slightly from 2022. This guidance includes the adoption of LDTI effective January 1, 2023.

Horace Mann Educators Corporation	52	Second Quarter 2023 Form 10-Q

Supplemental & Group Benefits Segment
In 2023, net income for Supplemental & Group Benefits is now anticipated to be in the range of $47 million to $50 million reflecting strong first-half performance. The primary factors in our outlook include:
•Claims utilization for supplemental and disability products returning to near pre-pandemic levels. The longer-term target for the segment benefit ratio remains 43%.
•Higher expenses reflecting investments in the infrastructure for this business as well as a higher allocation of corporate expenses to reflect the segment’s utilization of shared staff, distribution, and other resources.
Corporate & Other Segment
Corporate interest expense is expected to be in the range of $27 million to $28 million in 2023.
Investments
For 2023, we continue to expect total net investment income to be in a range of $429 million to $439 million, including approximately $104 million of accreted investment income on the deposit asset on reinsurance in Retirement. The expectation of full-year net investment income from the managed portfolio in a range of $325 million to $335 million reflects stronger returns from our commercial mortgage loan portfolio as well as the benefits of the rising interest rate environment over the past 12 months. Limited partnership returns are estimated to be below their 10-year average of 8.5%.
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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates in that Form 10-K within which we identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for maturity securities
•Evaluation of goodwill and intangible assets for impairment

Horace Mann Educators Corporation	53	Second Quarter 2023 Form 10-Q

•Valuation of annuity and life deferred policy acquisition costs
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
•Valuation of liabilities for group benefits unpaid claims and claim expense reserves
•Valuation of certain investment contracts and policy reserves
•Valuation of long-duration contracts under the new accounting guidance in ASU 2018-12
Except as noted below, compared to December 31, 2022, as of June 30, 2023, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.
Effective January 1, 2023, we adopted the new accounting guidance in ASU 2018-12 which changed our accounting policies for the valuation of annuity and life deferred policy acquisition costs (DAC) and the valuation of certain policy reserves (which is now referred to as the liability for future policy benefits or LFPB). DAC is now being amortized on a constant-level basis over the expected term of the related contracts. Cash flow assumptions used to measure LFPB must be reviewed at least annually, and if there is a change, must be updated and the discount rate assumption must be updated quarterly. The new accounting policies are described in more detail in Part I - Item 1, Note 1 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Property & Casualty
(All comparisons vs. same periods in 2022, unless noted otherwise)
For the three and six months ended June 30, 2023, net losses reflected the following factors:
Three months ended:
•Lower catastrophe losses
•No prior years' reserve development in the current period
•Elevated underlying auto and property loss ratios*
•Higher net investment income
Six months ended:
•Higher catastrophe losses
•No prior years' reserve development in the current period
•Elevated underlying auto loss ratio

Horace Mann Educators Corporation	54	Second Quarter 2023 Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2023-2022		Six Months Ended June 30,		2023-2022
	2023	2022	% Change		2023	2022	% Change
Financial Data:
Net premiums written*:
Auto	$106.7	$99.0	7.8%		$207.9	$193.5	7.4%
Property and other	64.2	59.0	8.8%		112.1	104.1	7.7%
Total net premiums written	170.9	158.0	8.2%		320.0	297.6	7.5%
Change in unearned net premiums	(13.5)	(8.1)	66.7%		(10.2)	2.5	N.M.
Total net premiums earned	157.4	149.9	5.0%		309.8	300.1	3.2%
Incurred claims and claims expenses:
Claims occurring in the current year	152.0	144.2	5.4%		280.8	252.5	11.2%
Prior years' reserve development(1)	—	6.0	N.M.		—	6.0	N.M.
Total claims and claim expenses incurred	152.0	150.2	1.2%		280.8	258.5	8.6%
Operating expenses, including DAC amortization	43.1	40.1	7.5%		86.0	79.5	8.2%
Underwriting loss	(37.7)	(40.4)	6.7%		(57.0)	(37.9)	-50.4%
Net investment income	10.6	7.7	37.7%		14.6	14.9	-2.0%
Income (loss) before income taxes	(26.3)	(31.5)	16.5%		(40.9)	(21.0)	-94.8%
Net income (loss)	(21.4)	(25.4)	15.7%		(33.0)	(16.9)	-95.3%
Core earnings (loss)*	(21.4)	(25.4)	15.7%		(33.0)	(16.9)	-95.3%

Operating Statistics:
Auto
Loss and loss adjustment expense ratio	87.0%	93.2%	-6.2	pts	84.8%	84.6%	0.2	pts
Expense ratio	27.6%	26.1%	1.5	pts	28.0%	26.0%	2.0	pts
Combined ratio:	114.6%	119.3%	-4.7	pts	112.8%	110.6%	2.2	pts
Prior years' reserve development(1)	—%	12.4%	-12.4	pts	—%	6.2%	-6.2	pts
Catastrophe losses	5.4%	3.9%	1.5	pts	3.6%	2.2%	1.4	pts
Underlying combined ratio*	109.2%	103.0%	6.2	pts	109.2%	102.2%	7.0	pts
Property
Loss and loss adjustment expense ratio	114.0%	113.0%	1.0	pts	101.2%	88.9%	12.3	pts
Expense ratio	27.0%	28.0%	-1.0	pts	27.3%	27.7%	-0.4	pts
Combined ratio:	141.0%	141.0%	—	pts	128.5%	116.6%	11.9	pts
Prior years' reserve development(1)	—%	-11.4%	11.4	pts	—%	-5.7%	5.7	pts
Catastrophe losses	64.2%	79.7%	-15.5	pts	51.2%	46.1%	5.1	pts
Underlying combined ratio*	76.8%	72.7%	4.1	pts	77.3%	76.2%	1.1	pts

Risks in force (in thousands)
Auto(2)					362	371	-2.4%
Property					169	174	-2.9%
Total					531	545	-2.6%
(1)    (Favorable) unfavorable.
(2)    Includes assumed risks in force of 4.

Horace Mann Educators Corporation	55	Second Quarter 2023 Form 10-Q

On a reported basis, the 2.2 point increase in the auto combined ratio for the six months ended June 30, 2023 was mainly attributable to a 5.0 point increase in the auto underlying loss ratio*. As expected, auto loss frequency continues to outpace levels experienced in the prior year periods. The challenges being faced by the entire industry, including the unprecedented level of inflation that is driving higher vehicle repair costs; the trend toward more severe accidents; and increased usage and costs of medical services, also continue. We continue to implement rate and other underwriting changes that address these trends.
The reported property combined ratio increased 11.9 points for the six months ended June 30, 2023, driven by catastrophe losses of $63.9 million in the current year compared to $53.0 million in the prior year. The underlying loss ratio increased 1.5 points for the six months ended June 30, 2023.
For the three and six months ended June 30, 2023, total Property & Casualty net premiums written* increased $12.9 million and $22.4 million, respectively, as rate actions and inflation adjustments to coverage values for property more that offset declines in risks in force. The benefit of stronger retention is being offset by new business volumes that remain below historical levels due to the lingering effect of the pandemic on sales*.
For the three and six months ended June 30, 2023, auto net premiums written* increased $7.7 million and $14.3 million, respectively, primarily due to rate actions that began in the second half of 2022. For the six months ended June 30, 2023, average net premium written and average net premium earned increased 9.7% and 4.7%, respectively. We anticipate auto rates to increase by 18% to 20% in 2023 supplemented by non-rate underwriting actions. The number of educator risks has been over 80% relative to overall auto risks in force over the past two years.
For the three and six months ended June 30, 2023, property and other net premiums written* increased $5.2 million and $8.1 million, respectively, due to increases in average net premium written and average net premium earned which increased 10.7% and 9.1% for the six months ended June 30, 2023, respectively, as rate increases and inflation adjustments to coverage values continue to take effect. We anticipate property rates to increase by 12% to 15% in 2023. The number of educator risks has been near or above 80% relative to overall property risks in force over the past two years.
We continue to evaluate and implement actions to further mitigate our exposure and respond to severe weather trends. We are addressing the increased loss costs associated with the more severe weather events in three ways: additional filed rate, product changes and enhanced modeling tools.

Horace Mann Educators Corporation	56	Second Quarter 2023 Form 10-Q

Life & Retirement
(All comparisons vs. same periods in 2022, unless noted otherwise)
For the three and six months ended June 30, 2023, net income reflected the following factors:
•Annualized net interest spread on fixed annuities down 100 bps in the second quarter due to lower net investment income from the limited partnership portfolio
•Net contribution from FHLB funding agreements remained stable year over year as net investment income reflected higher earnings from the floating rate investments backing the program and interest credited similarly reflected offsetting higher interest expense
•Higher mortality costs in Life results offset by a favorable market risk benefit adjustment in Retirement
•Higher DAC amortization due to write-offs related to declines in annuity premium persistency

Horace Mann Educators Corporation	57	Second Quarter 2023 Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended June 30,		2023-2022	Six Months Ended June 30,			2023-2022
	2023	2022	% Change	2023	2022		% Change
Life & Retirement
Net premiums written and contract deposits*	$141.9	$133.6	6.2%	$278.0	$270.0		3.0%

Net premiums and contract charges earned	37.4	36.3	3.0%	75.1	72.1		4.2%
Net investment income	89.3	88.4	1.0%	177.2	172.6		2.7%
Other income	4.5	4.4	2.3%	8.4	9.3		-9.7%

Life mortality costs	17.6	14.7	19.7%	37.1	36.1		2.8%
Interest credited	49.8	41.2	20.9%	97.7	80.8		20.9%
Change in reserves	9.6	13.9	-30.9%	23.4	26.9		-13.0%
Operating expenses	24.8	24.8	—%	49.0	50.5		-3.0%
DAC amortization expense	7.6	5.4	40.7%	14.4	11.1		29.7%
Intangible asset amortization expense	—	0.3	-100.0%	0.1	0.6		-83.3%

Income before income taxes	21.8	28.8	-24.3%	39.0	48.0		-18.8%
Income tax expense	4.4	5.0	-12.0%	7.6	8.6		-11.6%
Net income	17.4	23.8	-26.9%	31.4	39.4		-20.3%
Core earnings*	17.4	23.8	-26.9%	31.4	39.4		-20.3%

Life policies in force (in thousands)				162	162		—%
Life insurance in force				$20,265	$19,714		2.8%
Life persistency - LTM				95.9%	96.2%	-0.3	pts

Annuity contracts in force (in thousands)				225	228		-1.3%
Horace Mann Retirement Advantage® contracts in force (in thousands)				18	16		12.5%
Cash value persistency - LTM				92.2%	94.1%	-1.9	pts

For the three and six months ended June 30, 2023, life annualized sales* were flat, and life persistency remained strong at 95.9%.
For the six months ended June 30, 2023, net annuity contract deposits* for variable and fixed annuities increased $5.8 million. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, including attractive annuity products, which provide encouraging cross-sell opportunities. Cash value persistency declined slightly to 92.2%.
Life & Retirement segment core earnings were $17.4 million for the quarter compared to $23.8 million in the prior year quarter. Lower net investment income from the segment’s limited partnership portfolio contributed to the decline in the annualized net interest spread in our fixed annuity business to 203 bps for the second quarter compared to 303 bps last year. The net contribution from FHLB funding agreements remained stable year over year although net investment income reflected higher earnings from the floating rate investments backing the program and interest credited similarly reflected offsetting higher interest expense. Total benefit expenses declined as favorable market risk benefit adjustments for Retirement more than offset a marginal increase in Life mortality experience.
As of June 30, 2023, annuity assets under management were up $192.0 million, or 4.0%, compared to a year ago primarily due to market appreciation. Assets under administration, which includes annuity assets under management, Horace Mann Retirement Advantage® and other advisory and recordkeeping assets were up $376.7 million, or 4.6%, compared to a year ago largely due to the effect of equity market performance. The year-to-date annualized net interest spread on fixed annuities, excluding reinsurance, decreased 91 basis points compared to a year ago, primarily reflecting higher interest credited, which includes interest on FHLB funding agreements.

Horace Mann Educators Corporation	58	Second Quarter 2023 Form 10-Q

We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $3.6 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.
Interest rates rose swiftly throughout 2022. The current environment of higher interest rates have afforded us the opportunity to invest insurance cash flows and reinvested cash flows at higher yields, which could be a benefit to net investment income, but the higher interest rates have caused an increase to both realized investment losses when securities are sold, and to net unrealized investment losses in the remaining portfolios.
As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $2.8 million in year one and $8.3 million in year two, reducing the annualized net interest spread on fixed annuities by approximately 10 basis points and 27 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to guaranteed minimum crediting rates.
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

($ in millions)	June 30, 2023
	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Guaranteed minimum crediting rates:
Less than 2%	57.3%	$1,422.7	38.5%	36.5%	$548.4
Equal to 2% but less than 3%	10.8	268.5	63.9	11.4	171.6
Equal to 3% but less than 4%	23.5	584.7	98.3	38.2	574.8
Equal to 4% but less than 5%	6.5	161.6	100.0	10.8	161.6
5% or higher	1.9	46.4	100.0	3.1	46.4
Total	100.0%	$2,483.9	60.5%	100.0%	$1,502.8

We will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and other factors in this Quarterly Report on Form 10-Q.

Horace Mann Educators Corporation	59	Second Quarter 2023 Form 10-Q

Supplemental & Group Benefits
(All comparisons vs. same periods in 2022, unless noted otherwise)
For the three and six months ended June 30, 2023, net income reflected the following factors:
•Benefit ratio for the current quarter reflects increased utilization
•Improvement in the six month benefit ratio due to frequency below prior year levels on employer-sponsored products
•Higher net investment income for the six months ended June 30, 2023 largely due to repositioning of the portfolio for the employer-sponsored business
•Increased level of operating expenses reflecting investment being made in the segment's infrastructure as well as higher allocation of corporate expenses

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended June 30,		2023-2022		Six Months Ended June 30,		2023-2022
	2023	2022	% Change		2023	2022	% Change
Supplemental & Group Benefits
Net premiums and contract charges earned	$65.9	$69.2	-4.8%		$131.7	$139.0	-5.3%
Net investment income	9.1	9.6	-5.2%		18.2	16.7	9.0%
Other income	(1.4)	(4.8)	-70.8%		(5.1)	(3.2)	59.4%
Benefits, settlement expenses and change in reserves	26.0	24.6	5.7%		47.1	57.1	-17.5%
Interest credited	0.9	0.2	N.M.		1.7	0.3	N.M.
Operating expenses, including DAC amortization	28.0	26.3	6.5%		55.9	51.6	8.3%
Intangible asset amortization expense	3.7	3.9	-5.1%		7.3	7.8	-6.4%
Income before income taxes	15.0	19.0	-21.1%		32.8	35.7	-8.1%
Net income	11.8	15.0	-21.3%		25.8	28.2	-8.5%
Core earnings*	11.8	15.0	-21.3%		25.8	28.2	-8.5%

Benefit ratio(1)	40.9%	35.8%	5.1	pts	37.1%	41.3%	-4.2	pts
Operating expense ratio(2)	38.0%	35.6%	2.4	pts	38.6%	33.8%	4.8	pts
Pretax profit margin(3)	20.5%	25.6%	-5.1	pts	22.7%	23.4%	-0.7	pts

Worksite direct products benefit ratio	30.1%	27.2%	2.9	pts	26.1%	24.7%	1.4	pts
Worksite direct premium persistency (rolling beginning 12 months)	90.5%	92.0%	-1.5	pts	90.5%	92.0%	-1.5	pts
Employer-sponsored products benefit ratio	50.0%	42.6%	7.4	pts	46.3%	54.3%	-8.0	pts
(1)    Ratio of benefits to net premiums earned.
(2)    Ratio of operating expenses to total revenues.
(3)    Ratio of income before income taxes to total revenues.

For the three and six months ended June 30, 2023, total sales* were $4.4 million and $12.6 million, respectively. Sales of worksite direct products* were $3.5 million and $7.2 million for three and six months ended June 30,

Horace Mann Educators Corporation	60	Second Quarter 2023 Form 10-Q

2023, respectively, representing increases of 59.1% and 100.0%, respectively. Worksite direct premium persistency (rolling 12 months), while down slightly, remains strong at 90.5%. Sales of employer-sponsored products* were $0.9 million and $5.4 million for the three and six months ended June 30, 2023, representing a decrease of 30.8% (reflecting normal seasonality) and an increase of 50.0%, respectively.
Net income was $11.8 million for the quarter, down 21.3% from the prior year quarter. The benefit ratio for the worksite direct product line for the quarter continues to move toward the longer-term target with utilization remaining well below pre-pandemic levels. The benefit ratio for the employer-sponsored product lines for the quarter increased from last year’s relatively low results for this period, and remains in line with expectations. Segment net investment income of $9.1 million for the quarter was slightly below the prior year due to lower returns in the limited partnership portfolio. Higher expenses reflect investments in the infrastructure for this business as well as a higher allocation of corporate expenses reflecting the segment’s utilization of shared staff, distribution, and other resources.
Corporate & Other
(All comparisons vs. same periods in 2022, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended June 30,		2023-2022	Six Months Ended June 30,		2023-2022
	2023	2022	% Change	2023	2022	% Change
Interest expense	$(6.9)	$(4.3)	-60.5%	$(13.6)	$(8.2)	-65.9%
Net investment losses, pretax	(17.4)	(15.5)	N.M.	(21.3)	(31.0)	N.M.
Other operating expenses, net investment income and other income	(1.8)	(2.5)	28.0%	(3.5)	(4.5)	22.2%
Net investment losses, after tax	(13.7)	(12.2)	N.M.	(16.8)	(24.4)	N.M.
Net loss	(20.6)	(17.6)	-17.0%	(30.4)	(34.6)	12.1%
Core loss*	(6.9)	(5.4)	-27.8%	(13.6)	(10.2)	-33.3%

For the three months ended June 30, 2023, net loss increased $3.0 million, primarily due to an increase in interest expense on the Revolving Credit Facility. For the six months ended June 30, 2023, net loss decreased $4.2 million, primarily due to lower net investment losses partially offset by an increase in interest expense on the Revolving Credit Facility.
Investment Results
(All comparisons vs. same periods in 2022, unless noted otherwise)
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

($ in millions)	Three Months Ended June 30,		2023-2022	Six Months Ended June 30,		2023-2022
	2023	2022	% Change	2023	2022	% Change
Net investment income - managed investment portfolio	$82.5	$79.4	3.9%	$157.2	$152.4	3.1%
Investment income - deposit asset on reinsurance	26.0	25.8	0.8%	51.7	50.7	2.0%
Total net investment income	108.5	105.2	3.1%	208.9	203.1	2.9%
Pretax net investment losses	(17.4)	(15.5)	N.M.	(21.3)	(31.0)	N.M.
Pretax net unrealized investment gains (losses) on fixed maturity securities				(500.8)	(358.5)	N.M

Horace Mann Educators Corporation	61	Second Quarter 2023 Form 10-Q

For the three and six months ended June 30, 2023, net investment income from our managed investment portfolio increased $3.1 million and $4.8 million, respectively, primarily due to a higher contribution from floating rate fixed maturity securities including commercial mortgage loan funds.
For the three and six months ended June 30, 2023, pretax net investment losses increased $1.9 million and decreased $9.7 million, respectively, primarily due to an increase in losses from dispositions of invested assets and credit loss and intent-to-sell impairments offset by changes in fair values of equity securities compared to the prior year periods. Pretax net unrealized investment losses on fixed maturity securities as of June 30, 2023 were down $71.1 million, or 12.4%, compared to December 31, 2022, reflecting a 3 basis point decrease in the 10-year U.S. Treasury yield and tighter credit spreads across most asset classes.

Horace Mann Educators Corporation	62	Second Quarter 2023 Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	June 30, 2023
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	158	$443.7	$497.0	$(53.3)
Miscellaneous	35	183.3	184.7	(1.4)
Insurance	55	149.1	164.4	(15.3)
Energy	84	134.2	148.9	(14.7)
HealthCare, Pharmacy	71	109.9	131.7	(21.8)
Utilities	74	106.2	126.2	(20.0)
Real Estate	39	92.7	103.2	(10.5)
Transportation	44	81.9	91.4	(9.5)
Consumer Products	52	65.2	80.0	(14.8)
Natural Gas	15	51.6	58.8	(7.2)
All other corporates(1)	283	410.6	467.5	(56.9)
Total corporate bonds	910	1,828.4	2,053.8	(225.4)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	229	373.5	420.6	(47.1)
Commercial(2)	164	302.6	332.4	(29.8)
Other	29	13.5	14.7	(1.2)
Municipal bonds(3)	605	1,252.6	1,342.3	(89.7)
Government bonds
U.S.	44	371.6	436.2	(64.6)
Foreign	4	24.8	26.1	(1.3)
Collateralized loan obligations(4)	258	757.8	777.3	(19.5)
Asset-backed securities	129	287.1	309.3	(22.2)
Total fixed maturity securities	2,372	$5,211.9	$5,712.7	$(500.8)

Equity securities
Non-redeemable preferred stocks	23	$68.1
Common stocks	5	1.1
Closed-end fund	1	16.6
Total equity securities	29	$85.8

Total	2,401	$5,297.7
(1)The All other corporates category contains 18 additional industry sectors. Food and beverage, telecommunications, broadcasting and media, technology and leisure entertainment represented $215.1 million of fair value at June 30, 2023, with the remaining 13 sectors each representing less than $195.5 million.
(2)At June 30, 2023, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 43.6% are tax-exempt and 76.1% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at June 30, 2023.
(4)Based on fair value, 93.3% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO - S&P, Moody's, Fitch, Dominion, A.M. Best, Morningstar, Egan Jones and Kroll).

As of June 30, 2023, our diversified fixed maturity securities portfolio consisted of 3,643 investment positions, issued by 2,372 entities, and totaled approximately $5.2 billion in fair value. This portfolio was 92.6% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.

Horace Mann Educators Corporation	63	Second Quarter 2023 Form 10-Q

Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of June 30, 2023, 92.2% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		June 30, 2023
	December 31, 2022	June 30, 2023	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	10.8%	11.6%	$607.5	$638.0
AA(2)	39.3	40.3	2,098.7	2,339.5
A	17.8	18.6	967.2	1,036.0
BBB	24.1	22.0	1,153.5	1,290.4
BB	1.8	1.6	83.0	89.6
B	0.9	0.9	46.7	50.6
CCC or lower	—	—	1.4	1.6
Not rated(3)	5.3	5.0	253.9	267.0
Total fixed maturity securities	100.0%	100.0%	$5,211.9	$5,712.7
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	—	—	—
BBB	68.7	67.5	57.9
BB	10.8	8.4	7.2
B	—	—	—
CCC or lower	—	—	—
Not rated	20.5	24.1	20.7
Total equity securities	100.0%	100.0%	$85.8

Total			$5,297.7
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At June 30, 2023, the AA rated fair value amount included $369.0 million of U.S. Government and federally sponsored agency securities and $573.9 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSRO.

As of June 30, 2023, the fixed maturity securities portfolio had $537.4 million of pretax gross unrealized investment losses on $4,177.8 million of fair value related to 2,969 positions. Of the investment positions with gross unrealized losses, there were 464 trading below 80.0% of the carrying value as of June 30, 2023. See Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information
Following significant increases in interest rates throughout 2022, driven mostly by increases in U.S. Treasury yields, rates have mostly stabilized, though not without periods of volatility. As of June 30, 2023, the 10-year U.S. Treasury yield decreased 3 basis points since December 31, 2022, declining from 3.87% as of December 31, 2022 to 3.84% as of June 30, 2023. Additionally, credit spreads tightened during the same time period, with investment grade and high yield tighter by 12 and 64 basis points, respectively. As of June 30, 2023, investment grade and high yield total returns were up 3.23% and 5.42%, respectively, since December 31, 2022. As of June 30, 2023, the Bloomberg Barclays Index Yield-to-Worst for Investment Grade declined 0.06% since December 31, 2022, ending at 5.48%, while the High Yield Index declined 0.46% to 8.50% since December 31, 2022. As of recent, unrealized investment losses remain elevated as a result of interest rates remaining at relatively high levels.
We view the pretax gross unrealized investment losses of all our fixed maturity securities as of June 30, 2023 as temporary. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment.

Horace Mann Educators Corporation	64	Second Quarter 2023 Form 10-Q

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

($ in millions)	Six Months Ended June 30,		2023-2022
	2023	2022	% Change
Net cash provided by operating activities	$153.9	$80.0	92.4%
Net cash used in investing activities	(44.6)	(296.1)	84.9%
Net cash provided by (used in) financing activities	(129.0)	132.5	N.M.
Net decrease in cash	(19.7)	(83.6)	76.4%
Cash at beginning of period	42.8	133.7	-68.0%
Cash at end of period	$23.1	$50.1	-53.9%
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
For the six months ended June 30, 2023, net cash provided by operating activities increased $73.9 million, primarily due to lower claims paid on insurance policies and an increase in amounts recovered under reinsurance recoverables.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $44.6 million and $296.1 million, respectively. Prior year investing activities included the acquisition of Madison National Life Insurance Company, Inc.
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

Horace Mann Educators Corporation	65	Second Quarter 2023 Form 10-Q

the duration matching of our assets and liabilities and/or rebalance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by proceeds received from FHLB funding advances, issuance of debt, our reverse repurchase agreement program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments, repay maturing debt, and/or to respond to catastrophes.
Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, changes in the deposit asset on reinsurance, repurchases of our common stock, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.
For the six months ended June 30, 2023, net cash used in financing activities increased $261.5 million compared to the prior year period, primarily due to a $86.2 increase in cash outflows from benefits, withdrawals and net transfers to Separate Account variable annuity assets, a $28.3 million increase in cash outflows from the deposit asset on reinsurance and a $165.8 million increase in net cash outflows from the change in reverse repurchase agreements; partially offset by a $13.0 million net increase in cash inflows from FHLB funding agreements.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Six Months Ended June 30,		2023-2022	2023-2022
	2023	2022	$ Change	% Change
Balance at beginning of the period	$792.5	$782.5	$10.0	1.3%
Advances received from FHLB funding agreements	182.0	94.0	88.0	93.6%
Principal repayments on FHLB funding agreements	(85.0)	(10.0)	(75.0)	N.M.
Balance at end of the period	$889.5	$866.5	$23.0	2.7%

Horace Mann Educators Corporation	66	Second Quarter 2023 Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑
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

Horace Mann Educators Corporation	67	Second Quarter 2023 Form 10-Q

As of June 30, 2023, we held $968.8 million of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2023 from all of our insurance subsidiaries without prior regulatory approval is $110.3 million, excluding the impact and timing of prior dividends, of which $39.5 million was paid during the six months ended June 30, 2023. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Total capital was $1,600.0 million as of June 30, 2023, including $498.1 million of short-term and long-term debt. Total debt represented 31.1% of total capital including net unrealized investment losses on fixed maturity securities (25.5% excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributable to discount rates*) as of June 30, 2023, which was slightly above our long-term target of 25.0% for our debt to capital ratio excluding net unrealized investment gains (losses) and net reserve remeasurements attributable to discount rate).
Shareholders' equity was $1,101.9 million as of June 30, 2023, including net unrealized investment losses on fixed maturity securities of $393.7 million after taxes. The market value of our common stock and the market value per share were $1,212.1 million and $29.66, respectively, as of June 30, 2023. Book value per share and adjusted book value per share* was $26.96 and $35.55, respectively, as of June 30, 2023.
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of June 30, 2023 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this Quarterly Report on Form 10-Q.
Total dividends paid to shareholders was $27.0 million for the six months ended June 30, 2023. In March and May of 2023, the Board of Directors (Board) approved regular quarterly dividends of $0.33 per share.
For the six months ended June 30, 2023, we repurchased 163,934 shares of our common stock at an average price per share of $33.68 under our share repurchase program. See Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information. As of June 30, 2023, $35.8 million remained authorized for future share repurchases under the share repurchase program. In July 2023, we repurchased 25,965 shares of our common stock at an average price per share of $28.81.

Horace Mann Educators Corporation	68	Second Quarter 2023 Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	June 30, 2023	December 31, 2022
Short-term debt
Revolving Credit Facility	Variable	2026	$249.0	$249.0
Long-term debt(1)
4.50% Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.2 and $0.2 and unamortized debt issuance costs of $0.7 and $0.8	4.50%	2025	249.1	249.0
Total			$498.1	$498.0
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

As of June 30, 2023, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The Senior Notes are traded in the open market (HMN 4.50).
As of June 30, 2023, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
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
On December 31, 2021, we utilized $114.0 million of the Revolving Credit Facility to fund a portion of the acquisition of Madison National Life Insurance Company, Inc. that occurred effective January 1, 2022, resulting in a remaining capacity of $76.0 million. We expect that the unused portion of the Revolving Credit Facility will be available for ongoing working capital, capital expenditures and general corporate expenditures. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of June 30, 2023.
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

Horace Mann Educators Corporation	69	Second Quarter 2023 Form 10-Q

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries. A.M. Best currently rates our NTA Life subsidiary at the same level as our Property & Casualty and Life & Retirement subsidiaries and our Madison National subsidiary is rated A- (Excellent). Assigned ratings and respective affirmation/review dates as of July 31, 2023 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	7/28/2022
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		7/28/2022
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		7/28/2022
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A-	(stable)	N.A.		7/28/2022
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		7/28/2022
Fitch	A	(stable)	BBB	(stable)	10/18/2022
Moody's
HMEC (parent company)			Baa2	(negative)	7/28/2023
HMEC's Life Group	A2	(negative)			5/31/2023
HMEC's P&C Group	A2	(negative)			7/28/2023
S&P	A	(stable)	BBB	(stable)	2/7/2023
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

Horace Mann Educators Corporation	70	Second Quarter 2023 Form 10-Q

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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of June 30, 2023. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Horace Mann Educators Corporation	71	Second Quarter 2023 Form 10-Q

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
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (Program). The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended June 30, 2023, we repurchased shares under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1 - 30	29,094	$32.63	29,094	$36.0	million
May 1 - 31	6,300	31.74	6,300	$35.8	million
June 1 - 30	—	—	—	$35.8	million
Total	35,394	$32.47	35,394	35.8 million
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

3.2	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

Horace Mann Educators Corporation	72	Second Quarter 2023 Form 10-Q

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

Horace Mann Educators Corporation	73	Second Quarter 2023 Form 10-Q

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

10.3(b)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) (Section 16 Officer) Non-Qualified Stock Option Agreement - Employee Grantee (with Retirement Provision), incorporated by reference to Exhibit 10.3(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 10, 2023.

10.3(c)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-Vested Restricted Stock Units Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.3(d)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Service-based Restricted Stock Units Agreement - Employee Grantee (with Retirement Provision), incorporated by reference to Exhibit 10.3(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 10, 2023.

10.3(e)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Performance-Based Restricted Stock Units Agreement - Employee Grantee, incorporated by reference to Exhibit 10.3(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 9, 2022.

10.3(f)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Performance-Based Restricted Stock Units Agreement - Employee Grantee (with Retirement Provision), incorporated by reference to Exhibit 10.3(f) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 10, 2023.

10.3(g)*
HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective May 20, 2015) Performance-Based Restricted Stock Units Agreement - Employee Grantee (with Retirement Provision and ESG Modifier), incorporated by reference to Exhibit 10.3(g) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 10, 2023.

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

Horace Mann Educators Corporation	74	Second Quarter 2023 Form 10-Q

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

10.8*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 10, 2023.

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

10.10(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 10, 2023.

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

10.11(b)*
HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 10, 2023.

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

Horace Mann Educators Corporation	75	Second Quarter 2023 Form 10-Q

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

10.15	Executive employment offer letter to Stephen J. McAnena, Chief Operating Officer, dated April 4, 2023.

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	76	Second Quarter 2023 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 8, 2023	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	August 8, 2023	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	August 8, 2023	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	77	Second Quarter 2023 Form 10-Q