Form 10-Q
period 2023-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2023-11-07
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

As of October 31, 2023, the registrant had 40,835,262 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2023, the related consolidated statements of operations, comprehensive income (loss), and changes in shareholders' equity for the three and nine-month periods ended September 30, 2023 and 2022, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
November 7, 2023

Horace Mann Educators Corporation	1	Third Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in millions, except share data)

	September 30, 2023	December 31, 2022
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2023, $5,641.6; 2022, $5,756.9)	$4,961.6	$5,185.0
Equity securities at fair value	77.0	99.6
Limited partnership interests	1,142.6	983.7
Short-term and other investments	338.2	319.3
Total investments	6,519.4	6,587.6
Cash	34.5	42.8
Deferred policy acquisition costs	334.9	330.6
Reinsurance balances receivable	441.1	468.0
Deposit asset on reinsurance	2,515.7	2,516.6
Intangible assets	174.0	185.2
Goodwill	54.3	54.3
Other assets	364.6	328.7
Separate Account variable annuity assets	2,974.0	2,792.3
Total assets	$13,412.5	$13,306.1

Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,613.4	$1,718.0
Policyholders' account balances	5,204.0	5,260.6
Unpaid claims and claim expenses	586.6	564.0
Unearned premiums	296.4	266.1
Total policy liabilities	7,700.4	7,808.7
Other policyholder funds	915.9	809.3
Other liabilities	224.8	299.5
Short-term debt	—	249.0
Long-term debt	546.1	249.0
Separate Account variable annuity liabilities	2,974.0	2,792.3
Total liabilities	12,361.2	12,207.8
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2023, 66,746,349; 2022, 66,618,465	0.1	0.1
Additional paid-in capital	508.5	502.6
Retained earnings	1,476.5	1,512.4
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(534.7)	(449.6)
Net reserve remeasurements attributable to discount rates	133.6	59.0
Net funded status of benefit plans	(8.8)	(8.8)
Treasury stock, at cost, 2023, 25,911,087 shares; 2022, 25,714,153 shares	(523.9)	(517.4)
Total shareholders’ equity	1,051.3	1,098.3
Total liabilities and shareholders’ equity	$13,412.5	$13,306.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Third Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statements of Operations
Revenues
Net premiums and contract charges earned	$266.0	$257.4	$782.6	$768.6
Net investment income	118.9	97.6	327.8	300.7
Net investment losses	(8.4)	(12.8)	(29.7)	(43.8)
Other income	2.2	0.4	8.3	9.7

Total revenues	378.7	342.6	1,089.0	1,035.2

Benefits, losses and expenses
Benefits, claims and settlement expenses	199.2	167.1	587.6	545.7
Interest credited	52.7	44.8	152.1	125.9
Operating expenses	75.7	75.6	235.6	229.4
DAC amortization expense	26.3	22.2	75.4	65.7
Intangible asset amortization expense	3.7	4.2	11.1	12.6
Interest expense	7.5	5.3	21.1	13.5

Total benefits, losses and expenses	365.1	319.2	1,082.9	992.8

Income before income taxes	13.6	23.4	6.1	42.4
Income tax expense	1.9	3.0	0.6	5.9

Net income	$11.7	$20.4	$5.5	$36.5

Net income per share
Basic	$0.28	$0.49	$0.13	$0.87
Diluted	$0.28	$0.49	$0.13	$0.87

Weighted average number of shares and equivalent shares
Basic	41.3	41.4	41.3	41.7
Diluted	41.4	41.6	41.4	41.9

Statements of Comprehensive Income (Loss)
Net income	$11.7	$20.4	$5.5	$36.5
Other comprehensive loss, net of tax:
Change in net unrealized investment losses on fixed maturity securities	(141.0)	(215.0)	(85.1)	(843.9)
Change in net reserve remeasurements attributable to discount rates	90.7	110.7	74.6	460.7
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive loss	(50.3)	(104.3)	(10.5)	(383.2)
Comprehensive income (loss)	$(38.6)	$(83.9)	$(5.0)	$(346.7)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Third Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1	$0.1
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	0.1	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	505.7	498.1	502.6	495.3
Options exercised and conversion of common and restricted stock units	0.3	0.2	(0.8)	(1.1)
Share-based compensation expense	2.5	2.1	6.7	6.2
Ending balance	508.5	500.4	508.5	500.4

Retained earnings
Beginning balance	1,478.6	1,535.3	1,512.4	1,547.0
Net income	11.7	20.4	5.5	36.5
Dividends, 2023, $0.33 per share; 2022, $0.32 per share	(13.8)	(13.3)	(41.4)	(40.3)
Effect of adopting ASU 2018-12(1)	—	—	—	(0.8)
Ending balance	1,476.5	1,542.4	1,476.5	1,542.4

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(359.6)	(328.9)	(399.4)	(50.0)
Change in net unrealized investment losses on fixed maturity securities	(141.0)	(215.0)	(85.1)	(843.9)
Change in net reserve remeasurements attributable to discount rates	90.7	110.7	74.6	460.7
Change in net funded status of benefit plans	—	—	—	—
Ending balance	(409.9)	(433.2)	(409.9)	(433.2)

Treasury stock, at cost
Beginning balance	(522.9)	(507.4)	(517.4)	(493.4)
Treasury stock acquired - share repurchase authorization	(1.0)	(10.0)	(6.5)	(24.0)
Ending balance	(523.9)	(517.4)	(523.9)	(517.4)
Shareholders' equity at end of period	$1,051.3	$1,092.3	$1,051.3	$1,092.3
(1) See Note 1 to the Consolidated Financial Statements for information regarding the adoption of ASU 2018-12.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Third Quarter 2023 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows - operating activities
Net income	$5.5	$36.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment losses	29.8	43.8
Depreciation and intangible asset amortization	19.5	20.7
Share-based compensation expense	7.1	6.7
Loss (gain) from equity method investments, net of dividends or distributions	9.0	2.1
Other expense - goodwill impairment
Changes in:
Insurance liabilities	122.3	223.5
Amounts due under reinsurance agreements	26.9	(304.3)
Income tax liabilities	8.1	125.1
Other operating assets and liabilities	(28.1)	(42.6)
Other, net	(0.9)	4.3
Net cash provided by operating activities	199.2	115.8
Cash flows - investing activities
Fixed maturity securities
Purchases	(462.3)	(901.3)
Sales	341.4	529.9
Maturities, paydowns, calls and redemptions	213.9	428.8
Equity securities
Purchases	(2.4)	(4.5)
Sales and repayments	16.6	7.0
Limited partnership interests
Purchases	(183.2)	(332.3)
Sales	15.1	45.5
Change in short-term and other investments, net	(24.7)	95.4
Acquisition of business, net of cash acquired	—	(164.4)
Net cash used in investing activities	(85.6)	(295.9)
Cash flows - financing activities
Dividends paid to shareholders	(40.4)	(39.5)
Proceeds from issuance of 2023 Senior Notes due 2028	297.7	—
Principal repayment on Revolving Credit Facility	(249.0)	—
Principal repayment on FHLB borrowings	—	(5.0)
Treasury stock acquired	(6.5)	(24.0)
Withholding tax payments on RSUs tendered	(1.8)	(2.4)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits including advances from FHLB funding agreements	571.8	516.7
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(464.3)	(340.6)
Repayment of FHLB funding agreements	(89.5)	(94.0)
Life policy accounts:
Deposits	9.4	7.7
Withdrawals and surrenders	(3.2)	(2.8)
Change in deposit asset on reinsurance	(78.6)	(32.4)
Net increase (decrease) in reverse repurchase agreements	(70.0)	95.2
Change in book overdrafts	2.5	3.7
Net cash provided by (used in) financing activities	(121.9)	82.6
Net decrease in cash	(8.3)	(97.5)
Cash at beginning of period	42.8	133.7
Cash at end of period	$34.5	$36.2
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	5	Third Quarter 2023 Form 10-Q

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.
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

Horace Mann Educators Corporation	6	Third Quarter 2023 Form 10-Q

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

Horace Mann Educators Corporation	7	Third Quarter 2023 Form 10-Q

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
The following table summarizes the balance of and changes in DAC on January 1, 2021 due to adoption of ASU 2018-12:

($ in millions)
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, end of year December 31, 2020	$17.8	$25.6	$2.6	$4.4	$11.3	$4.3	$137.7
Adjustment for removal of related balances in AOCI	—	—	3.6	—	1.6	—	85.4
Adjusted balance, beginning of year January 1, 2021	$17.8	$25.6	$6.2	$4.4	$12.9	$4.3	$223.1

The following table summarizes the balance of and changes in the net liability position of MRBs on January 1, 2021 due to adoption of ASU 2018-12:

($ in millions)

Balance, end of year December 31, 2020	$0.1
Adjustment for the difference between carrying amount and fair value, except for the difference due to instrument-specific credit risk	6.8
Adjustment for cumulative effect of changes in the instrument-specific credit risk at issuance	1.7
Total adjustment for the difference between carrying amount and fair value	8.5
Balance, beginning of year January 1, 2021	8.6
Less: Reinsurance recoverable	—
Balance, beginning of year January 1, 2021, net of reinsurance	$8.6
The following table presents the effect of the after-tax transition adjustments on consolidated shareholders' equity due to adoption of ASU 2018:

($ in millions)	January 1, 2021
	AOCI	Retained Earnings
Liability for future policy benefits	$(496.3)	$(0.2)
Deferred policy acquisition costs	71.1	—
Deferred sales inducements	—	—
Market risk benefits	(1.3)	(5.4)
Total	$(426.5)	$(5.6)

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

Horace Mann Educators Corporation	8	Third Quarter 2023 Form 10-Q

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
See Note 12 for summarization of the effects of adopting ASU 2018-12 on the Company's 2022 Consolidated Financial Statements.
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

Horace Mann Educators Corporation	9	Third Quarter 2023 Form 10-Q

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

Horace Mann Educators Corporation	10	Third Quarter 2023 Form 10-Q

NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturity securities	$68.7	$63.9	$201.6	$184.5
Equity securities	1.3	1.8	4.7	7.1
Limited partnership interests	20.5	5.1	40.6	31.3
Short-term and other investments	4.6	2.8	11.6	8.2
Investment expenses	(3.3)	(2.7)	(9.5)	(7.8)
Net investment income - investment portfolio	91.8	70.9	249.0	223.3
Investment income - deposit asset on reinsurance	27.1	26.7	78.8	77.4
Total net investment income	$118.9	$97.6	$327.8	$300.7
Net Investment Losses
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturity securities	$(3.4)	$(10.7)	$(20.5)	$(15.9)
Equity securities	(2.1)	(4.4)	(6.6)	(32.5)
Short-term investments and other	(2.9)	2.3	(2.6)	4.6
Net investment losses	$(8.4)	$(12.8)	$(29.7)	$(43.8)

The Company, from time to time, sells fixed maturity securities subsequent to the reporting date but prior to the issuance of the financial statements that were in an unrealized loss position but no credit loss was recognized and there was no intent to sell the securities at the reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in the Company's intent to sell a fixed maturity security. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company's investment strategy.
Net Investment Losses by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Credit loss impairments	$—	$(0.6)	$(0.5)	$(2.8)
Intent-to-sell impairments	(0.6)	(6.2)	(6.7)	(7.6)
Total impairments	(0.6)	(6.8)	(7.2)	(10.4)
Sales and other, net	(3.5)	(3.9)	(25.2)	(3.9)
Change in fair value - equity securities	(1.4)	(4.4)	5.3	(34.1)
Change in fair value and gains (losses) realized on settlements - derivatives	(2.9)	2.3	(2.6)	4.6
Net investment losses	$(8.4)	$(12.8)	$(29.7)	$(43.8)

Horace Mann Educators Corporation	11	Third Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$1.2	$9.5	$1.2	$7.7
Credit losses on fixed maturity securities for which credit losses were not previously reported	—	—	0.5	—
Net increase related to credit losses previously reported	—	0.6	—	2.8
Reduction of credit allowances related to sales	—	—	—	—
Write-offs	—	—	(0.5)	(0.4)
Ending balance	$1.2	$10.1	$1.2	$10.1
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$687.2	$0.5	$97.2	$590.5
Other, including U.S. Treasury securities	449.6	0.3	85.0	364.9
Municipal bonds	1,334.1	11.2	159.8	1,185.5
Foreign government bonds	26.1	—	1.6	24.5
Corporate bonds	1,982.7	7.2	304.6	1,685.3
Other asset-backed securities	1,161.9	3.6	54.6	1,110.9
Totals	$5,641.6	$22.8	$702.8	$4,961.6

December 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:(1)
Mortgage-backed securities	$638.2	$1.3	$69.1	$570.4
Other, including U.S. Treasury securities	410.0	0.5	67.8	342.7
Municipal bonds	1,380.9	16.9	128.1	1,269.7
Foreign government bonds	35.1	—	1.6	33.5
Corporate bonds	2,161.2	12.7	272.2	1,901.7
Other asset-backed securities	1,131.5	3.6	68.1	1,067.0
Totals	$5,756.9	$35.0	$606.9	$5,185.0
(1)    Fair value includes securities issued by Federal National Mortgage Association (FNMA) of $323.6 million and $330.8 million; Federal Home Loan Mortgage Corporation (FHLMC) of $305.8 million and $273.3 million; and Government National Mortgage Association (GNMA) of $78.4 million and $86.2 million as of September 30, 2023 and December 31, 2022, respectively.

Horace Mann Educators Corporation	12	Third Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of September 30, 2023 and December 31, 2022, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of September 30, 2023 as due to factors other than a credit loss. As of September 30, 2023, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before a recovery of the amortized cost basis. In reaching our conclusion that an allowance for credit is unnecessary, we considered the factors described in the evaluation of credit loss impairments for fixed maturity securities critical accounting estimate in our Annual Report on Form 10-K. In the current three and nine months ended September 30, 2023, the performance of fixed maturity securities has been impacted by the change in interest rates, specifically interest rates being at relatively high levels compared to interest rates at the time of acquisition of the securities. Following significant increases in interest rates throughout 2022, driven mostly by increases in risk-free rates, rates stabilized during the first half 2023, but increased in the three months ended September 30, 2023. In consideration of the factors, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the following table.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$137.1	$5.3	$438.2	$91.9	$575.3	$97.2
Other	91.9	3.7	268.5	81.3	360.4	85.0
Municipal bonds	331.1	13.7	729.9	146.1	1,061.0	159.8
Foreign government bonds	1.4	0.1	23.1	1.5	24.5	1.6
Corporate bonds	204.9	18.6	1,120.8	286.0	1,325.7	304.6
Other asset-backed securities	135.1	2.6	804.4	52.0	939.5	54.6
Total	$901.5	$44.0	$3,384.9	$658.8	$4,286.4	$702.8

Number of positions with a gross unrealized loss	669		2,474		3,143
Fair value as a percentage of total fixed maturity securities at fair value	18.2%		68.2%		86.4%

December 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$458.3	$54.4	$52.6	$14.7	$510.9	$69.1
Other	242.7	34.1	65.8	33.7	308.5	67.8
Municipal bonds	911.6	113.7	42.2	14.4	953.8	128.1
Foreign government bonds	32.7	1.4	0.4	0.2	33.1	1.6
Corporate bonds	1,345.0	221.1	148.9	51.1	1,493.9	272.2
Other asset-backed securities	543.4	37.1	424.3	31.0	967.7	68.1
Total	$3,533.7	$461.8	$734.2	$145.1	$4,267.9	$606.9

Number of positions with a gross unrealized loss	2,515		587		3,102
Fair value as a percentage of total fixed maturity securities at fair value	68.2%		14.2%		82.4%

Horace Mann Educators Corporation	13	Third Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings were as follows:

	Number of Positions
	September 30, 2023	December 31, 2022
Credit Rating
AAA	241	67
AA	1,030	217
A	434	94
BBB	474	93
BB	159	68
B	64	31
CCC or lower	7	2
Not rated	65	15
Totals:	2,474	587
Fixed maturity securities with an investment grade rating represented 96.8% of the gross unrealized losses as of September 30, 2023.
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

($ in millions)	Percent of Total Fair Value		September 30, 2023
	September 30, 2023	December 31, 2022	Fair Value	Amortized Cost, net
Estimated expected maturity:
Due in 1 year or less	5.6%	4.4%	$278.3	$287.8
Due after 1 year through 5 years	27.1	26.3	1,343.4	1,420.7
Due after 5 years through 10 years	27.4	27.9	1,357.3	1,480.7
Due after 10 years through 20 years	23.9	25.0	1,187.1	1,417.8
Due after 20 years	16.0	16.4	795.5	1,034.6
Total	100.0%	100.0%	$4,961.6	$5,641.6

Average option-adjusted duration, in years	6.1	6.4

Horace Mann Educators Corporation	14	Third Quarter 2023 Form 10-Q

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturity securities
Proceeds received	$135.2	$164.6	$341.4	$529.9
Gross gains realized	1.4	1.1	2.0	4.7
Gross losses realized	(2.8)	(5.0)	(13.9)	(10.2)

Equity securities
Proceeds received	$6.8	$0.2	$16.6	$6.0
Gross gains realized	—	—	—	1.7
Gross losses realized	(0.5)	—	(11.8)	(0.1)
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(393.7)	$(281.8)	$(449.6)	$347.1
Change in net unrealized investment gains (losses) on fixed maturity securities	(143.7)	(223.4)	(101.3)	(856.5)
Reclassification of net investment losses on fixed maturity securities to net income	2.7	8.4	16.2	12.6
End of period	$(534.7)	$(496.8)	$(534.7)	$(496.8)
Limited Partnership Interests
Investments in limited partnership interests are accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage loan funds, real estate equity funds, private equity funds, infrastructure equity funds, infrastructure debt funds and other funds. Principal factors influencing carrying amount appreciation or depreciation include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The carrying amounts of EMA limited partnership interests were as follows:

($ in millions)
	September 30, 2023	December 31, 2022
Commercial mortgage loan funds	$671.6	$593.6
Real estate equity funds	111.2	71.3
Private equity funds	83.9	76.3
Infrastructure equity funds	77.9	72.0
Infrastructure debt funds	63.4	60.0
Other funds(1)	134.6	110.5
Total	$1,142.6	$983.7
(1)Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital and private credit funds.

Horace Mann Educators Corporation	15	Third Quarter 2023 Form 10-Q

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

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2023
Asset derivatives:
Free-standing derivatives	$9.3	$—	$9.3	$—	$9.2	$0.1

December 31, 2022
Asset derivatives:
Free-standing derivatives	$6.8	$—	$6.8	$—	$5.9	$0.9
Reverse Repurchase Agreements
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $0.4 million as of September 30, 2023 and $73.3 million as of December 31, 2022. The obligation for securities sold under reverse repurchase agreements was a net amount of $0.2 million as of September 30, 2023 and $70.2 million December 31, 2022.
Deposits
As of September 30, 2023 and December 31, 2022, fixed maturity securities with a fair value of $28.6 million were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, as of September 30, 2023 and December 31, 2022, fixed maturity securities with a fair value of $971.0 million and $860.4 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $904.5 million as of September 30, 2023 and $792.5 million as of December 31, 2022. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.
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

Horace Mann Educators Corporation	16	Third Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the nine months ended September 30, 2023 and 2022, there were no transfers between Level 1 and Level 2. As of September 30, 2023, Level 3 invested assets comprised 9.2% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2023
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$590.5	$590.5	$—	$588.0	$2.5
Other, including U.S. Treasury securities	364.8	364.8	44.2	320.6	—
Municipal bonds	1,185.6	1,185.6	—	1,115.9	69.7
Foreign government bonds	24.5	24.5	—	24.5	—
Corporate bonds	1,685.3	1,685.3	10.0	1,370.1	305.2
Other asset-backed securities	1,110.9	1,110.9	—	1,012.9	98.0
Total fixed maturity securities	4,961.6	4,961.6	54.2	4,432.0	475.4
Equity securities	77.0	77.0	17.2	57.6	2.2
Short-term investments	113.5	113.5	113.5	—	—
Other investments	43.1	43.1	—	43.1	—
Totals	$5,195.2	$5,195.2	$184.9	$4,532.7	$477.6
Separate Account variable annuity assets(1)	$2,974.0	$2,974.0	$2,974.0	$—	$—

Financial Liabilities(2)	$80.3	$80.3	$—	$2.0	$78.3

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

Horace Mann Educators Corporation	17	Third Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2023	$63.9	$311.5	$101.4	$476.8	$2.0	$478.8	$83.6
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	(3.7)	—	(3.7)	—	(3.7)	—
Total gains or losses
Net gains/losses included in net income	—	—	—	—	0.2	0.2	(3.2)
Net unrealized gains/losses included in OCI	5.9	(12.8)	2.0	(4.9)	—	(4.9)	0.4
Purchases	—	17.5	1.7	19.2	—	19.2	—
Issuances	—	—	—	—	—	—	2.0
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(7.3)	(4.6)	(12.0)	—	(12.0)	(4.5)
Ending balance, September 30, 2023	$69.7	$305.2	$100.5	$475.4	$2.2	$477.6	$78.3

Beginning balance, January 1, 2023	$54.4	$261.3	$107.6	$423.3	$2.0	$425.3	$91.3
Transfers into Level 3(3)	—	36.1	0.8	36.9	—	36.9	—
Transfers out of Level 3(3)	—	(3.7)	—	(3.7)	—	(3.7)	—
Total gains or losses
Net gains/losses included in net income	—	—	—	—	0.2	0.2	(5.6)
Net unrealized gains/losses included in OCI	6.5	(14.1)	0.9	(6.7)	—	(6.7)	(0.3)
Purchases	9.5	43.2	1.9	54.6	—	54.6	—
Issuances	—	—		—	—	—	6.3
Sales	—	(7.7)		(7.7)	—	(7.7)	—
Settlements	—	—		—	—	—	—
Paydowns, maturities and distributions	(0.7)	(9.9)	(10.7)	(21.3)	—	(21.3)	(13.4)
Ending balance, September 30, 2023	$69.7	$305.2	$100.5	$475.4	$2.2	$477.6	$78.3
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
(3)Transfers into and out of Level 3 during the three and nine months ended September 30, 2023 and 2022 were related to changes in the primary pricing source and changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Horace Mann Educators Corporation	18	Third Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2022	$51.0	$270.5	$97.1	$418.6	$1.4	$420.0	$97.8
Transfers into Level 3(3)	—	20.5	12.2	32.7	0.8	33.5	—
Transfers out of Level 3(3)	—	(34.8)	—	(34.8)	—	(34.8)	—
Total gains or losses
Net gains/losses included in net income	—	—	(0.8)	(0.8)	(0.1)	(0.9)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(6.3)
Net unrealized gains/losses included in OCI	(5.3)	(7.4)	(3.9)	(16.6)	—	(16.6)	—
Purchases	0.2	8.4	7.9	16.5	—	16.5	—
Issuances	—	—	—	—	—	—	2.7
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	7.4	(17.4)	(5.3)	(15.3)	(0.1)	(15.4)	(1.4)
Ending balance, September 30, 2022	$53.3	$239.8	$107.2	$400.3	$2.0	$402.3	$92.8

Beginning balance, January 1, 2022	$60.8	$210.3	$98.9	$370.0	$1.4	$371.4	$111.4
Transfers into Level 3(3)	—	144.0	34.5	178.5	0.8	179.3	—
Transfers out of Level 3(3)	(3.2)	(34.9)	(4.8)	(42.9)	—	(42.9)	—
Total gains or losses
Net gains/losses included in net income	—	—	(3.1)	(3.1)	(0.1)	(3.2)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(13.9)
Net unrealized gains/losses included in OCI	(11.6)	(18.7)	(11.3)	(41.6)	—	(41.6)	(2.4)
Purchases	0.2	13.3	7.9	21.4	—	21.4	—
Issuances	—	—	—	—	—	—	4.8
Sales	—	—	(2.1)	(2.1)	—	(2.1)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	7.1	(74.2)	(12.8)	(79.9)	(0.1)	(80.0)	(7.1)
Ending balance, September 30, 2022	$53.3	$239.8	$107.2	$400.3	$2.0	$402.3	$92.8
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
(3) Transfers into and out of Level 3 during the three and nine months ended September 30, 2022 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the three and nine months ended September 30, 2023, the Company had $0.2 of net gains with respect to Level 3 financial assets. For the three and nine months ended September 30, 2022, the Company had net losses of $0.9 million and $3.2 million, respectively, that were included in net income with respect to Level 3 financial assets.
For the three and nine months ended September 30, 2023, the Company had net gains of $3.2 million and $5.6 million, respectively, that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities. For the three and nine months ended September 30, 2022, the Company had net gains of $6.3 million and $13.9 million, respectively, that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	19	Third Quarter 2023 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Level 3 Assets and Liabilities by Price Source
The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions, 2022 information recast for the adoption of LDTI):

($ in millions)
	Total	Internal	External
September 30, 2023
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$2.5	$—	$2.5
Municipal bonds	69.7	—	69.7
Corporate bonds	305.2	47.4	257.8
Other asset-backed securities	98.0	—	98.0
Total fixed maturity securities	475.4	47.4	428.0
Equity securities	2.2	—	2.2
Totals	$477.6	$47.4	$430.2

Financial Liabilities(1)	$78.3	$78.3	$—

December 31, 2022
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$2.6	$—	$2.6
Municipal bonds	54.4	—	54.4
Corporate bonds	261.3	9.5	251.8
Other asset-backed securities	105.0	—	105.0
Total fixed maturity securities	423.3	9.5	413.8
Equity securities	2.0	—	2.0
Totals	$425.3	$9.5	$415.8

Financial Liabilities(1)	$91.3	$91.3	$—
(1) Represents embedded derivatives related to fixed indexed annuity and indexed universal life products reported in Future policy benefit reserves and Other policyholder funds as well as net MRBs reported in Policyholders' account balances in the Company's Consolidated Balance Sheets.

External pricing sources for securities represent prices from prior transactions or unadjusted third-party pricing information where pricing inputs are not readily available.
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized with Level 3.

($ in millions)
	Fair Value as of September 30, 2023	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)
Financial Assets
Corporate bonds	$47.4	discounted cash flow	yield	8.3% - 17.4%
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$82.8	discounted cash flow	lapse rate	5.4%
			mortality multiplier(2)	67.8%
			option budget	0.9% - 3.8%
			non-performance adjustment(3)	5.0%
Net MRBs	$(4.5)	discounted cash flow	lapse rate	5.9%
			mortality multiplier(2)	67.8%
(1)    When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.
(2)    Mortality multiplier is applied to the Annuity 2000 table.
(3)    Determined as a percentage of the risk-free rate.

Horace Mann Educators Corporation	20	Third Quarter 2023 Form 10-Q

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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2023
Financial Assets
Other investments	$181.6	$185.0	$—	$—	$185.0
Deposit asset on reinsurance	2,515.7	2,070.3	—	—	2,070.3
Financial Liabilities
Investment contract and future policy benefit reserves, fixed annuity contracts	4,920.8	4,821.1	—	—	4,821.1
Investment contract and future policy benefit reserves, account values on life contracts	116.8	112.8	—	—	112.8
Other policyholder funds	915.9	915.9	—	904.9	11.0
Reverse repurchase agreements	0.2	0.4	—	0.4	—
Short-term debt	—	—	—	—	—
Long-term debt	546.1	541.1	—	541.1	—

December 31, 2022
Financial Assets
Other investments	$167.4	$170.9	$—	$—	$170.9
Deposit asset on reinsurance	2,516.6	2,207.2	—	—	2,207.2
Financial Liabilities
Investment contract and future policy benefit reserves, fixed annuity contracts	4,988.5	4,901.3	—	—	4,901.3
Investment contract and future policy benefit reserves, account values on life contracts	111.9	107.7	—	—	107.7
Other policyholder funds	863.0	863.0	—	810.7	52.3
Reverse repurchase agreements	70.2	73.3	—	73.3	—
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	249.0	240.5	—	240.5	—

Horace Mann Educators Corporation	21	Third Quarter 2023 Form 10-Q

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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Property & Casualty
Beginning gross reserves	$415.8	$378.4	$388.7	$362.4
Less: reinsurance recoverables	104.3	109.8	100.8	110.3
Net reserves, beginning of period(1)	311.5	268.6	287.9	252.1
Incurred claims and claim expenses:
Claims occurring in the current period	149.2	120.3	430.0	372.8
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	—	2.0	—	8.0
Total claims and claim expenses incurred	149.2	122.3	430.0	380.8
Claims and claim expense payments for claims occurring during:
Current period	115.9	102.8	246.7	221.1
Prior periods	30.9	29.7	157.3	153.4
Total claims and claim expense payments	146.8	132.5	404.0	374.5
Net reserves, end of period(1)	313.9	258.4	313.9	258.4
Plus: reinsurance recoverables	105.4	109.0	105.4	109.0
Ending gross reserves	$419.3	$367.4	$419.3	$367.4
(1)Reserves net of expected reinsurance recoverables.
(2)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

There was no prior years' reserve development for Property & Casualty claims for the three and nine months ended September 30, 2023. The Company recognized $2.0 and $8.0 million of net unfavorable prior years' reserve development for the three and nine months ended September 30, 2022. The unfavorable development for the nine months ended September 30, 2022 was the result of unfavorable loss trends in auto offset by favorable loss trends in homeowners loss emergence for accident years 2021 and prior.
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

Horace Mann Educators Corporation	22	Third Quarter 2023 Form 10-Q

NOTE 4 - Short-Duration Insurance Contracts (continued)

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Group Benefits
Beginning gross reserves	$121.9	$130.2	$121.6	$125.4
Less: reinsurance recoverables	28.2	29.6	27.9	28.6
Net reserves, beginning of period(1)	93.7	100.6	93.7	96.8
Incurred claims and claim expenses:
Claims occurring in the current period	20.0	20.7	61.0	65.6
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(7.6)	(9.7)	(15.5)	(11.7)
Total claims and claim expenses incurred	12.4	11.0	45.5	53.9
Claims and claim expense payments for claims occurring during:
Current period	12.2	10.4	25.3	26.2
Prior periods	4.3	5.4	24.3	28.7
Total claims and claim expense payments	16.5	15.8	49.6	54.9
Net reserves, end of period(1)	89.6	95.8	89.6	95.8
Plus: reinsurance recoverables	27.5	28.0	27.5	28.0
Ending gross reserves	$117.1	$123.8	$117.1	$123.8
(1) Reserves net of expected reinsurance recoverables.
(2) Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

Favorable prior years' reserve development for Group Benefits was $15.5 million and $11.7 million for the nine months ended September 30, 2023 and 2022, respectively. The favorable development for the nine months ended September 30, 2023 was primarily the result of favorable loss trends in specialty health and group life and disability for loss years 2022 and prior. The favorable development for the nine months ended September 30, 2022 was primarily the result of favorable loss trends in specialty health for loss years 2021 and prior.
Reconciliation of Property & Casualty and Group Benefits Unpaid Claims and Claim Expense Reserves to the Consolidated Balance Sheets

($ in millions)	As of September 30, 2023	As of December 31, 2022
Ending gross reserves
Property & Casualty	$419.3	$388.7
Group Benefits	117.1	121.6
Total short-duration insurance contracts	536.4	510.3
Other than short-duration(1)	50.2	53.7
Total unpaid claims and claims expenses	$586.6	$564.0
(1) This line includes Life & Retirement, Supplemental, and other certain group benefit reserves.
Note 5 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the three and nine months ended September 30, 2023 and 2022, the Company updated the net premium ratio when updating for actual historical experience for the quarter; future cash flow assumptions were reviewed but not changed.
The following tables summarize balances and changes in LFPB for traditional and limited-payment contracts.

Horace Mann Educators Corporation	23	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the three months ended September 30, 2023 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at July 1, 2023	$217.5	$240.3	$68.1	$31.7	$172.0	$—
July 1, 2023 balance at original discount rate	247.0	265.1	64.7	34.2	207.5	—
Effect of:	—	—	—	—	—	—
Change in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	0.8	(1.2)	0.7	(0.3)	—	—
Adjusted balance at July 1, 2023	247.8	263.9	65.4	33.9	207.5	—
Issuances(3)	2.2	6.0	—	1.2	3.7	0.8
Interest accruals(4)	1.8	2.6	1.0	0.4	1.5	—
Net premiums collected(5)	(5.2)	(6.3)	(1.7)	(1.5)	(5.6)	(0.8)
September 30, 2023 balance at original discount rate	246.6	266.2	64.7	34.0	207.1	—
Effect of changes in discount rate assumptions	(41.7)	(38.1)	(0.4)	(3.6)	(42.8)	—
Balance at September 30, 2023	204.9	228.1	64.3	30.4	164.3	—

Present value of expected future policy benefits:
Balance at July 1, 2023	507.1	360.6	871.5	85.3	426.6	103.6
July 1, 2023 balance at original discount rate	588.7	406.4	799.6	102.6	525.8	113.0
Effect of:
Changes in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	0.8	(0.3)	1.1	(0.3)	(0.2)	—
Adjusted balance at July 1, 2023	589.5	406.1	800.7	102.3	525.6	113.0
Issuances	2.2	6.4	—	1.2	3.7	0.7
Interest accruals	4.8	3.9	11.7	1.0	3.6	1.1
Benefit payments(6)	(5.3)	(5.0)	(16.0)	(0.2)	(15.7)	(2.9)
September 30, 2023 balance at original discount rate	591.2	411.4	796.4	104.3	517.2	111.9
Effect of changes in discount rate assumptions	(123.5)	(71.0)	11.0	(25.7)	(118.8)	(13.7)
Balance at September 30, 2023	467.7	340.4	807.4	78.6	398.4	98.2
Net liability for future policy benefits	262.7	112.4	743.2	48.2	234.0	98.2
Less: Reinsurance recoverable	(58.1)	(16.9)	(0.6)	(0.1)	(3.5)	(3.3)
Net liability for future policy benefits, after reinsurance recoverable	204.6	95.5	742.6	48.1	230.5	94.9
Impact of flooring on net liability for future policy benefits	0.5	0.1	—	—	—	—
Net liability for future policy benefits at September 30, 2023	$205.1	$95.6	$742.6	$48.1	$230.5	$94.9
(1) Experience Life contains both whole life and term elements.
(2) As of September 30, 2023, the net LFPB for Supplemental Health was $88.5 million for cancer, $20.0 million for accident, $21.6 million for disability and $100.4 million for other supplemental health policies.
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

Horace Mann Educators Corporation	24	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

The balances of and changes in LFPB as of and for the nine months ended September 30, 2023 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2023	$215.1	$234.7	$68.3	$29.7	$167.4	$—
January 1, 2023 balance at original discount rate	245.9	265.4	65.5	32.4	205.1	—
Effect of:	—	—	—	—	—	—
Change in cash flow assumptions	—	(5.3)	—	—	—	—
Actual variances from expected experience	2.6	(2.2)	1.4	1.0	0.3	—
Adjusted balance at January 1, 2023	248.5	257.9	66.9	33.4	205.4	—
Issuances(3)	7.6	19.0	—	3.3	13.6	4.2
Interest accruals(4)	5.4	7.8	2.8	1.0	4.5	—
Net premiums collected(5)	(14.9)	(18.5)	(5.0)	(3.7)	(16.4)	(4.2)
September 30, 2023 balance at original discount rate	246.6	266.2	64.7	34.0	207.1	—
Effect of changes in discount rate assumptions	(41.7)	(38.1)	(0.4)	(3.6)	(42.8)	—
Balance at September 30, 2023	204.9	228.1	64.3	30.4	164.3	—

Present value of expected future policy benefits:
Balance at January 1, 2023	493.6	347.0	867.5	79.4	431.7	103.3
January 1, 2023 balance at original discount rate	581.9	401.0	805.2	98.6	537.1	113.4
Effect of:
Changes in cash flow assumptions	—	(5.6)	—	—	—	—
Actual variances from expected experience	2.7	0.4	2.0	1.2	(0.1)	(0.5)
Adjusted balance at January 1, 2023	584.6	395.8	807.2	99.8	537.0	112.9
Issuances	7.7	19.6	—	3.3	13.6	4.7
Interest accruals	14.2	11.4	35.5	2.9	10.8	3.3
Benefit payments(6)	(15.3)	(15.4)	(46.3)	(1.7)	(44.2)	(9.0)
September 30, 2023 balance at original discount rate	591.2	411.4	796.4	104.3	517.2	111.9
Effect of changes in discount rate assumptions	(123.5)	(71.0)	11.0	(25.7)	(118.8)	(13.7)
Balance at September 30, 2023	467.7	340.4	807.4	78.6	398.4	98.2
Net liability for future policy benefits	262.7	112.4	743.2	48.2	234.0	98.2
Less: Reinsurance recoverable	(58.1)	(16.9)	(0.6)	(0.1)	(3.5)	(3.3)
Net liability for future policy benefits, after reinsurance recoverable	204.6	95.5	742.6	48.1	230.5	94.9
Impact of flooring on net liability for future policy benefits	0.5	0.1	—	—	—	—
Net liability for future policy benefits at September 30, 2023	$205.1	$95.6	$742.6	$48.1	$230.5	$94.9
(1) Experience Life contains both whole life and term elements.
(2) As of September 30, 2023, the net LFPB for Supplemental Health was $88.5 million for cancer, $20.0 million for accident, $21.6 million for disability and $100.4 million for other supplemental health policies.
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

Horace Mann Educators Corporation	25	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the year ended December 31, 2022 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present Value of Expected Net Premiums
Balance at January 1, 2022(7)	$260.7	$264.4	$74.6	$29.7	$226.7	$—
January 1, 2022 balance at original discount rate(7)	239.3	235.4	55.9	27.2	223.1	—
Effect of:
Change in cash flow assumptions	5.2	18.7	9.1	2.0	12.2	—
Actual variances from expected experience	7.2	(4.2)	3.0	1.6	(25.3)	—
Adjusted balance at January 1, 2022	251.7	249.9	68.0	30.8	210.0	—
Issuances(3)	12.5	28.0	—	6.3	12.0	5.3
Interest accruals(3)	6.7	9.0	3.3	1.1	5.9	—
Net premiums collected(5)	(25.0)	(21.5)	(5.8)	(5.8)	(22.8)	(5.3)
December 31, 2022 balance at original discount rate	245.9	265.4	65.5	32.4	205.1	—
Effect of changes in discount rate assumptions	(30.8)	(30.7)	2.8	(2.7)	(37.7)	—
Balance at December 31, 2022	215.1	234.7	68.3	29.7	167.4	—

Present Value of Expected Future Policy Benefits
Balance at January 1, 2022(7)	660.4	411.5	1,172.7	102.9	590.6	129.1
January 1, 2022 balance at original discount rate(7)	566.1	360.0	802.6	86.6	584.2	115.7
Effect of:
Changes in cash flow assumptions	5.2	21.5	11.0	2.0	13.8	—
Actual variances from expected experience	7.7	(4.7)	3.6	1.4	(30.0)	0.4
Adjusted balance at January 1, 2022	579.0	376.8	817.2	90.0	568.0	116.1
Issuances	12.4	28.3	—	6.4	12.0	5.3
Interest accruals	18.0	14.4	47.4	3.4	15.0	4.3
Benefit payments(6)	(27.5)	(18.5)	(59.4)	(1.2)	(57.9)	(12.3)
December 31, 2022 balance at original discount rate	581.9	401.0	805.2	98.6	537.1	113.4
Effect of changes in discount rate assumptions	(88.3)	(54.0)	62.3	(19.2)	(105.4)	(10.1)
Balance at December 31, 2022	493.6	347.0	867.5	79.4	431.7	103.3
Net liability for future policy benefits	278.4	112.2	799.3	49.6	264.4	103.3
Less: Reinsurance recoverable	(63.1)	(15.3)	(0.8)	—	(3.4)	(3.2)
Net liability for future policy benefits, after reinsurance recoverable	215.3	96.9	798.5	49.6	261.0	100.1
Impact of flooring on net liability for future policy benefits	1.1	0.2	—	—	—	—
Net liability for future policy benefits at December 31, 2022	$216.4	$97.1	$798.5	$49.6	$261.0	$100.1
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

Horace Mann Educators Corporation	26	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB (including a summary of the balance and changes in the LFPB on January 1, 2021 due to adoption of ASU 2018-12) as of and for the year ended December 31, 2021 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Balance, end of year December 31, 2020	$218.7	$93.2	$758.3	$51.3	$392.5	$115.9
Change in discount rate assumptions	111.5	27.3	433.0	18.2	23.0	20.6
Change in cash flow assumptions, effect of net premiums exceeding gross premiums	0.4	—	—	—	—	—
Change in cash flow assumptions, effect of decrease of the DPL	—	—	—	—	—	—
Adjustment for removal of related balances in AOCI	—	—	—	—	—	—
Adjusted balance, beginning of year January 1, 2021	330.6	120.5	1,191.3	69.5	415.5	136.5
Less: Reinsurance recoverables	(0.1)	(5.4)	(1.3)	(0.1)	—	—
Less: Change in discount rate assumptions	(0.2)	(0.9)	(0.7)	(0.1)	—	—
Adjusted balance, beginning of year January 1, 2021, net of reinsurance	$330.3	$114.2	$1,189.3	$69.3	$415.5	$136.5
Present Value of Expected Net Premiums
Balance at January 1, 2021	$176.5	$244.1	$78.0	$25.4	$233.0	$—
January 1, 2021 balance at original discount rate	143.5	200.8	55.2	22.0	218.2	—
Effect of:
Change in cash flow assumptions	2.4	(4.5)	(3.3)	—	(1.8)	—
Actual variances from expected experience	8.8	6.9	6.3	1.0	6.3	—
Adjusted balance at January 1, 2021	154.7	203.2	58.2	23.0	222.7	—
Issuances(3)	13.3	29.8	—	10.2	13.0	3.7
Interest accruals(4)	6.2	7.9	3.2	0.8	5.9	—
Net premiums collected(5)	(16.6)	(19.8)	(5.6)	(6.8)	(24.1)	(3.7)
December 31, 2021 balance at original discount rate	157.6	221.1	55.8	27.2	217.5	—
Effect of changes in discount rate assumptions	25.4	32.0	18.8	2.5	4.0	—
Balance at December 31, 2021	183.0	253.1	74.6	29.7	221.5	—

Present Value of Expected Future Policy Benefits
Balance at January 1, 2021	507.1	364.7	1,269.3	95.0	626.9	136.5
January 1, 2021 balance at original discount rate	362.5	294.0	813.5	73.4	589.1	115.9
Effect of:
Changes in cash flow assumptions	2.8	(4.8)	(3.6)	—	(3.0)	—
Actual variances from expected experience	8.7	7.2	6.6	1.1	6.2	(0.4)
Adjusted balance at January 1, 2021	374.0	296.4	816.5	74.5	592.3	115.5
Issuances	13.3	29.8	—	10.2	13.0	3.7
Interest accruals	17.1	12.0	47.9	2.9	15.7	4.5
Benefit payments(5)	(18.1)	(18.7)	(61.9)	(1.0)	(48.4)	(12.1)
December 31, 2021 balance at original discount rate	386.3	319.5	802.5	86.6	572.6	111.6
Effect of changes in discount rate assumptions	114.4	51.1	370.2	16.3	8.0	13.1
Balance at December 31, 2021	500.7	370.6	1,172.7	102.9	580.6	124.7
Net liability for future policy benefits	317.7	117.6	1,098.1	73.2	359.1	124.7
Less: Reinsurance recoverable	(0.5)	(5.5)	(1.1)	(0.2)	—	—
Net liability for future policy benefits, after reinsurance recoverable	$317.2	$112.1	$1,097.0	$73.0	$359.1	$124.7
(1) Experience Life contains both whole life and term elements.

Horace Mann Educators Corporation	27	Third Quarter 2023 Form 10-Q

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

The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	September 30, 2023	December 31, 2022
Whole life	$262.7	$279.5
Term life	112.4	112.4
Experience life	743.2	799.3
Limited-pay whole life	48.2	49.6
Supplemental health	234.0	264.4
SPIA (life contingent)	98.2	103.3
Limited-pay whole life DPL	3.9	3.2
SPIA (life contingent) DPL	1.2	0.8
Reconciling items(1)	109.6	105.5
Total	$1,613.4	$1,718.0
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments		Gross premiums or assessments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Whole life	$7.2	$7.0	$20.5	$19.3
Term life	11.7	11.3	33.9	31.6
Experience life	8.1	8.4	24.2	25.2
Limited-pay whole life	2.2	2.0	5.5	6.3
Supplemental health	30.0	30.4	89.7	91.7
SPIA (life contingent)	0.9	0.9	4.5	4.2
Total	$60.1	$60.0	$178.3	$178.3

($ in millions)	Interest expense		Interest expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Whole life	$3.0	$2.8	$8.8	$8.4
Term life	1.2	1.0	3.6	3.2
Experience life	10.9	11.1	32.8	33.2
Limited-pay whole life	0.6	0.6	1.9	1.8
Supplemental health	2.1	2.2	6.4	6.9
SPIA (life contingent)	1.1	1.1	3.3	3.3
Total	$18.9	$18.8	$56.8	$56.8

Horace Mann Educators Corporation	28	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of September 30, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$473.9	$323.6	$469.0	$322.5
Expected future benefits and expenses	1,138.5	591.2	1,121.4	580.4
Term life
Expected future gross premiums	757.0	471.7	739.3	464.2
Expected future benefits and expenses	704.2	411.4	678.0	401.0
Experience Life
Expected future gross premiums	542.1	301.8	569.6	315.5
Expected future benefits and expenses	1,713.6	796.4	1,755.4	805.2
Limited-pay whole life
Expected future gross premiums	63.3	48.2	60.8	46.5
Expected future benefits and expenses	238.3	104.3	226.8	98.6
Supplemental health
Expected future gross premiums	1,639.2	1,206.3	1,615.5	1,208.1
Expected future benefits and expenses	713.5	517.2	761.4	563.6
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	156.7	111.9	157.7	113.4
For the nine months ended September 30, 2023 and for the year ended December 31, 2022, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both periods.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	September 30, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	SPIA (life contingent)
Mortality
Actual experience	0.7%	0.1% - 0.6%	1.7%	0.1%	N.M.
Expected experience	0.7%	0.1% - 1.7%	1.6%	0.3%	N.M.
Lapses
Actual experience	3.6%	5.3% - 7.3%	3.2%	4.3%	N.M.
Expected experience	4.7%	5.7% - 32.2%	3.1%	5.3%	N.M.

	September 30, 2022
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	SPIA (life contingent)
Mortality
Actual experience	0.8%	0.1% - 0.3%	1.6%	0.2%	N.M.
Expected experience	0.7%	0.1% - 0.8%	1.4%	0.2%	N.M.
Lapses
Actual experience	3.1%	5.6% - 63.0%	3.4%	4.0%	N.M.
Expected experience	5.8%	6.6% - 7.3%	3.2%	7.5%	N.M.

Horace Mann Educators Corporation	29	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the weighted-average durations of LFPB, in years:

	As of September 30,
	2023	2022
Whole life	17.8	17.7
Term life	16.4	15.8
Experience life	10.4	10.7
Limited-pay whole life	22.2	21.3
Supplemental health	10.4	9.9
SPIA (life contingent)	7.6	7.7
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of September 30,
	2023	2022
Whole life
Interest accretion rate	1.7% - 4.9%	1.7% - 5.0%
Current discount rate	5.5% - 5.9%	4.9% - 5.4%
Term life
Interest accretion rate	4.2% - 4.3%	4.1% - 4.3%
Current discount rate	5.9% - 5.9%	5.5% - 5.5%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.9%	5.5%
Limited-pay whole life
Interest accretion rate	3.9%	3.9%
Current discount rate	5.9%	5.4%
Supplemental health
Interest accretion rate	1.7% - 2.7%	1.7% - 2.7%
Current discount rate	5.9% - 6.1%	5.4% - 5.8%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.0%
Current discount rate	5.8% - 5.8%	5.4% - 5.4%

Horace Mann Educators Corporation	30	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Three Months Ended September 30, 2023
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at July 1, 2023	$52.0	$63.0	$4,563.5	$481.2	$33.5
Premiums received(1)	$3.1	$(0.1)	$70.0	$5.3	$0.5
Surrenders and withdrawals(2)	(0.2)	(1.1)	(87.8)	(17.6)	—
Benefit payments(3)	—	(0.4)	(21.2)	(0.6)	(1.2)
Net transfers from (to) separate account	(0.3)	—	3.0	(3.1)	—
Interest credited(4)	0.7	0.8	40.8	3.0	0.3
Other	(0.6)	(0.1)	0.2	(0.2)	—
Balance at September 30, 2023	$54.7	$62.1	$4,568.5	$468.0	$33.1
Weighted-average crediting rate	5.4%	5.2%	3.6%	2.6%	3.7%
Net amount at risk(5)	$—	$—	$53.9	$—	$—
Cash surrender value	$37.7	$61.4	$4,512.3	$456.8	$32.9

($ in millions)	Three Months Ended September 30, 2022
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at July 1, 2022	$42.6	$65.4	$4,573.7	$518.2	$36.3
Premiums received(1)	$3.2	$(0.2)	$61.3	$8.0	$0.3
Surrenders and withdrawals(2)	(0.1)	(0.9)	(64.4)	(9.8)	—
Benefit payments(3)	—	(0.4)	(17.7)	(1.1)	(1.4)
Net transfers from (to) separate account	—	—	7.8	(0.7)	—
Interest credited(4)	—	0.9	39.2	0.1	0.2
Other	(0.9)	(0.1)	4.2	2.2	—
Balance at September 30, 2022	$44.8	$64.7	$4,604.1	$516.9	$35.4
Weighted-average crediting rate	—%	5.7%	3.5%	0.1%	2.3%
Net amount at risk(5)	$—	$—	$110.2	$—	$—
Cash surrender value	$29.0	$64.0	$4,546.5	$501.7	$35.0
(1) Premiums received represents premiums collected from policyholder during the period of in force business.
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	31	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

($ in millions)	Nine Months Ended September 30, 2023
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2023	$47.6	$64.3	$4,591.1	$510.3	$34.4
Premiums received(1)	$9.8	$(0.5)	$183.9	$15.8	$2.6
Surrenders and withdrawals(2)	(0.9)	(2.6)	(289.8)	(50.1)	(0.2)
Benefit payments(3)	—	(1.3)	(58.1)	(2.1)	(4.3)
Net transfers from (to) separate account	(0.5)	—	17.5	(6.4)	—
Interest credited(4)	0.9	2.3	120.7	3.9	0.8
Other	(2.2)	(0.1)	3.2	(3.4)	(0.2)
Balance at September 30, 2023	$54.7	$62.1	$4,568.5	$468.0	$33.1
Weighted-average crediting rate	2.3%	5.0%	3.6%	1.1%	3.1%
Net amount at risk(5)	$—	$—	$53.9	$—	$—
Cash surrender value	$37.7	$61.4	$4,512.3	$456.8	$32.9

($ in millions)	Nine Months Ended September 30, 2022
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2022	$39.1	$66.2	$4,532.7	$522.6	$37.7
Premiums received(1)	$7.9	$(0.2)	$156.0	$25.4	$1.7
Surrenders and withdrawals(2)	(0.7)	(2.4)	(184.2)	(30.1)	(0.4)
Benefit payments(3)	—	(1.2)	(50.6)	(2.9)	(4.4)
Net transfers from (to) separate account	—	—	34.6	(1.1)	—
Interest credited(4)	0.8	2.4	116.4	3.2	0.8
Other	(2.3)	(0.1)	(0.8)	(0.2)	—
Balance at September 30, 2022	$44.8	$64.7	$4,604.1	$516.9	$35.4
Weighted-average crediting rate	2.7%	5.0%	3.5%	0.8%	3.0%
Net amount at risk(5)	$—	$—	$110.2	$—	$—
Cash surrender value	$29.0	$64.0	$4,546.5	$501.7	$35.0
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
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balances Sheets:

($ in millions)	September 30, 2023	December 31, 2022
Indexed universal life	$54.7	$47.6
Experience Life	62.1	64.3
Fixed account annuities	4,568.5	4,591.1
Fixed indexed account annuities	468.0	510.3
SPIA (non-life contingent)	33.1	34.4
Reconciling items(1)	17.6	12.9
Total	$5,204.0	$5,260.6
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.

Horace Mann Educators Corporation	32	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	September 30, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$64.4	$252.2	$417.3	$182.3	$916.2
Equal to 2% but less than 3%	197.9	56.0	38.0	37.0	328.9
Equal to 3% but less than 4%	598.0	22.3	0.7	—	621.0
Equal to 4% but less than 5%	2,692.8	—	—	—	2,692.8
5% or higher	89.3	—	—	—	89.3
Total	$3,642.4	$330.5	$456.0	$219.3	$4,648.2

($ in millions)	December 31, 2022
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$262.5	$370.6	$214.4	$96.1	$943.6
Equal to 2% but less than 3%	256.1	19.8	4.7	—	280.6
Equal to 3% but less than 4%	667.4	0.4	0.4	—	668.2
Equal to 4% but less than 5%	2,706.1	—	—	—	2,706.1
5% or higher	91.7	—	—	—	91.7
Total	$3,983.8	$390.8	$219.5	$96.1	$4,690.2
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

Horace Mann Educators Corporation	33	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	September 30, 2023	December 31, 2022
Balance, beginning of year	$2,792.3	$3,441.0
Deposits	173.9	240.3
Withdrawals	(163.3)	(186.8)
Net transfers	(11.1)	(38.1)
Fees and charges	(28.0)	(36.8)
Market appreciation (depreciation)	215.6	(619.7)
Other	(5.4)	(7.6)
Balance, end of period	$2,974.0	$2,792.3
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.

Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the three and nine months ended September 30, 2023 and 2022, respectively:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Balance, beginning of period	$(3.6)	$4.6	$0.2	$4.8
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	(3.2)	4.2	—	2.0
Changes in market risk benefits(1)	(1.3)	(1.6)	(4.5)	0.6
Balance, end of period(2)	$(4.5)	$2.6	$(4.5)	$2.6
Effect of changes in the instrument-specific credit risk	—	0.3	—	0.3
Balance, end of period	$(4.5)	$2.9	$(4.5)	$2.9
Net amount at risk(3)	$37.6	$79.9	$37.6	$79.9
Weighted-average attained age of contract holders	63	63	63	63
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

($ in millions)	As of September 30, 2023			As of December 31, 2022
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(6.4)	$1.9	$(4.5)	$(4.4)	$4.7	$0.3

Horace Mann Educators Corporation	34	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
DAC and Deferred Sales Inducements

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Three Months Ended September 30, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$21.6	$31.4	$5.7	$7.0	$16.1	$7.0	$217.2
Capitalizations	0.7	1.5	0.1	0.4	0.6	0.7	3.7
Amortization expense	(0.3)	(0.8)	(0.1)	(0.1)	(0.2)	(0.2)	(3.6)
Experience adjustment	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(2.3)
Balance, end of period	$21.9	$32.0	$5.7	$7.2	$16.4	$7.5	$215.0

($ in millions)	Nine Months Ended September 30, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$20.9	$30.0	$5.8	$6.7	$15.4	$6.2	$221.1
Capitalizations	2.0	4.3	0.2	0.9	1.8	2.0	11.4
Amortization expense	(0.9)	(2.2)	(0.3)	(0.3)	(0.7)	(0.5)	(11.0)
Experience adjustment	(0.1)	(0.1)	—	(0.1)	(0.1)	(0.2)	(6.5)
Balance, end of period	$21.9	$32.0	$5.7	$7.2	$16.4	$7.5	$215.0

($ in millions)	Year Ended December 31, 2022
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of year	$19.1	$27.5	$6.0	$5.6	$13.7	$4.9	$223.3
Capitalizations	3.0	5.0	0.2	1.4	2.5	1.8	15.5
Amortization expense	(1.2)	(2.5)	(0.4)	(0.3)	(0.8)	(0.5)	(15.8)
Experience adjustment	—	—	—	—	—	—	(1.9)
Balance, end of year	$20.9	$30.0	$5.8	$6.7	$15.4	$6.2	$221.1

($ in millions)	Year Ended December 31, 2021
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, end of year December 31, 2020	$17.8	$25.6	$2.6	$4.4	$11.3	$4.3	$137.7
Adjustment for removal of related balances in AOCI	—	—	3.6	—	1.6	—	85.4
Adjusted balance, beginning of year January 1, 2021	$17.8	$25.6	$6.2	$4.4	$12.9	$4.3	$223.1
Capitalizations	2.4	4.2	0.2	1.5	1.7	1.1	17.3
Amortization expense	(1.1)	(2.3)	(0.4)	(0.3)	(0.8)	(0.5)	(16.0)
Experience adjustment	—	—	—	—	(0.1)	—	(1.1)
Balance, end of year December 31, 2021	$19.1	$27.5	$6.0	$5.6	$13.7	$4.9	$223.3

Horace Mann Educators Corporation	35	Third Quarter 2023 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	September 30, 2023	December 31, 2022
Whole life	$21.9	$20.9
Term life	32.0	30.0
Experience life	5.7	5.8
Limited pay whole life	7.2	6.7
Indexed universal life	16.4	15.4
Supplemental health	7.5	6.2
Total annuities	215.0	221.1
Reconciling item(1)	29.2	24.5
Total	$334.9	$330.6
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
The following table rolls-forward the deferred sales inducements balance as of and for the three and nine months ended September 30, 2023:

($ in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance, beginning of period	$14.9	$15.9
Capitalizations	—	—
Amortization expense	(0.2)	(0.8)
Experience adjustment	(0.2)	(0.6)
Balance, end of period	$14.5	$14.5
Deferred sales inducements is included in Other assets in the Consolidated Balance Sheets.

Horace Mann Educators Corporation	36	Third Quarter 2023 Form 10-Q

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

($ in millions)	Direct Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Three months ended September 30, 2023
Net premiums written and contract deposits(2)	$424.0	$16.5	$8.4	$415.9
Net premiums and contract charges earned	276.7	18.7	8.0	266.0
Benefits, claims and settlement expenses	205.2	9.1	3.1	199.2

Three months ended September 30, 2022
Net premiums written and contract deposits(2)	$391.2	$15.4	$13.4	$389.2
Net premiums and contract charges earned	261.6	17.6	13.4	257.4
Benefits, claims and settlement expenses	170.9	8.3	4.6	167.1

Nine months ended September 30, 2023
Net premiums written and contract deposits(2)	$1,186.5	$51.0	$28.2	$1,163.7
Net premiums and contract charges earned	812.3	57.2	27.5	782.6
Benefits, claims and settlement expenses	615.6	36.1	8.1	587.6

Nine months ended September 30, 2022
Net premiums written and contract deposits(2)	$1,127.1	$46.7	$39.5	$1,119.9
Net premiums and contract charges earned	782.5	53.5	39.6	768.6
Benefits, claims and settlement expenses	564.9	34.1	14.9	545.7
(1)    Excludes the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.

NOTE 7 - Debt
Debt Issuance
On September 15, 2023, the Company issued $300.0 million aggregate principal amount of 7.25% senior notes (2023 Senior Notes), which will mature on September 15, 2028, issued at a discount resulting in an effective yield of 7.29%. Interest on the 2023 Senior Notes is payable semi-annually at a rate of 7.25%. The 2023 Senior Notes are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 45 basis points, plus, in either of the above cases, accrued interest to the date of redemption.
The net proceeds from the sale of the 2023 Senior Notes were used to fully repay the $249.0 million balance on the Revolving Credit Facility with remaining net proceeds from the sale to be used for general corporate purposes.

Horace Mann Educators Corporation	37	Third Quarter 2023 Form 10-Q

NOTE 8 - Segment Information
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
Summarized financial information for these segments is as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net premiums and contract charges earned
Property & Casualty	$164.3	$152.4	$474.1	$452.5
Life & Retirement	38.2	36.8	113.3	108.9
Supplemental & Group Benefits	63.5	68.2	195.2	207.2
Total	$266.0	$257.4	$782.6	$768.6

Net investment income
Property & Casualty	$12.0	$8.0	$26.6	$22.9
Life & Retirement	96.9	81.4	274.1	254.0
Supplemental & Group Benefits	10.3	8.7	28.5	25.4
Corporate & Other	0.2	—	0.2	—
Intersegment eliminations	(0.5)	(0.5)	(1.6)	(1.6)
Total	$118.9	$97.6	$327.8	$300.7

Net income (loss)
Property & Casualty	$(11.3)	$(2.5)	$(44.3)	$(19.4)
Life & Retirement	20.9	17.7	52.3	57.1
Supplemental & Group Benefits	15.8	20.7	41.6	48.9
Corporate & Other	(13.7)	(15.5)	(44.1)	(50.1)
Total	$11.7	$20.4	$5.5	$36.5

($ in millions)	September 30, 2023	December 31, 2022
Assets
Property & Casualty	$1,142.2	$1,083.8
Life & Retirement	10,856.2	10,754.5
Supplemental & Group Benefits	1,299.8	1,359.3
Corporate & Other	172.6	173.4
Intersegment eliminations	(58.4)	(64.9)
Total	$13,412.5	$13,306.1

Horace Mann Educators Corporation	38	Third Quarter 2023 Form 10-Q

NOTE 9 - Accumulated Other Comprehensive Income (Loss)
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

($ in millions)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities(1)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, July 1, 2023	$(393.7)	$42.9	$(8.8)	$(359.6)
Other comprehensive income (loss) before reclassifications	(143.7)	90.7	—	(53.0)
Amounts reclassified from AOCI(2)	2.7	—	—	2.7
Net current period other comprehensive income (loss)	(141.0)	90.7	—	(50.3)
Ending balance, September 30, 2023	$(534.7)	$133.6	$(8.8)	$(409.9)

Beginning balance, July 1, 2022	$(281.8)	$(36.9)	$(10.2)	$(328.9)
Other comprehensive income (loss) before reclassifications	(223.4)	110.7	—	(112.7)
Amounts reclassified from AOCI(3)	8.4	—	—	8.4
Net current period other comprehensive income (loss)	(215.0)	110.7	—	(104.3)
Ending balance, September 30, 2022	$(496.8)	$73.8	$(10.2)	$(433.2)

Beginning balance, January 1, 2023	$(449.6)	$59.0	$(8.8)	$(399.4)
Other comprehensive income (loss) before reclassifications	(101.3)	74.6	—	(26.7)
Amounts reclassified from AOCI(2)	16.2	—	—	16.2
Net current period other comprehensive income (loss)	(85.1)	74.6	—	(10.5)
Ending balance, September 30, 2023	$(534.7)	$133.6	$(8.8)	$(409.9)

Beginning balance, January 1, 2022	$347.1	$(386.9)	$(10.2)	$(50.0)
Other comprehensive income (loss) before reclassifications	(856.5)	460.7	—	(395.8)
Amounts reclassified from AOCI(2)	12.6	—	—	12.6
Net current period other comprehensive income (loss)	(843.9)	460.7	—	(383.2)
Ending balance, September 30, 2022	$(496.8)	$73.8	$(10.2)	$(433.2)
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(3.5) million and $(20.5) million, are included in Net investment gains (losses) and the related income tax benefits, $(0.7) million and $(4.3) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2023, respectively.
(3)The pretax amounts reclassified from AOCI, $(10.7) million and $(15.9) million, are included in Net investment gains (losses) and the related income tax benefits, $(2.3) million and $(3.4) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	39	Third Quarter 2023 Form 10-Q

NOTE 10 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	September 30, 2023	December 31, 2022
Cash	$33.7	$42.2
Restricted cash	0.8	0.6
Total cash and restricted cash reported in the Consolidated Balance Sheets	$34.5	$42.8

($ in millions)	Nine Months Ended September 30,
	2023	2022
Cash paid for:
Interest	$18.3	$9.1
Income taxes	14.8	6.4
Non-cash activities were not material for the three and nine months ended September 30, 2023 and 2022, respectively.
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
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $505.9 million and $704.2 million as of September 30, 2023 and December 31, 2022, respectively.
Note 12 - Prior Period Consolidated Financial Statements
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
The following tables summarize the effects of adopting LDTI on our unaudited Consolidated Financial Statements.

Horace Mann Educators Corporation	40	Third Quarter 2023 Form 10-Q

Note 12 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEET (UNAUDITED)
($ in millions, except share data)

	December 31, 2022	Effect of the Adoption of ASU 2018-12	Reclassifications(1)	December 31, 2022
	As Reported			As Adjusted
Assets
Total investments	$6,587.6	$—	$—	$6,587.6
Cash	42.8	—	—	42.8
Deferred policy acquisition costs	433.1	(102.5)	—	330.6
Reinsurance balances receivable	506.2	(38.2)	—	468.0
Deposit asset on reinsurance	2,516.6	—	—	2,516.6
Intangible assets	185.2	—	—	185.2
Goodwill	54.3	—	—	54.3
Other assets	328.7	—	—	328.7
Separate Account variable annuity assets	2,792.3	—	—	2,792.3
Total assets	$13,446.8	$(140.7)	$—	$13,306.1

Liabilities and Shareholders' Equity
Policy liabilities
Investment contract and policy reserves	$6,968.0	$(151.9)	$(6,816.1)	$—
Future policy benefit reserves			1,718.0	1,718.0
Policyholders' account balances			5,260.6	5,260.6
Unpaid claims and claim expenses	585.1	(2.9)	(18.2)	564.0
Unearned premiums	264.2	1.9	—	266.1
Total policy liabilities	7,817.3	(152.9)	144.3	7,808.7
Other policyholder funds	954.0	(0.4)	(144.3)	809.3
Other liabilities	297.0	2.5	—	299.5
Short-term debt	249.0	—	—	249.0
Long-term debt	249.0	—	—	249.0
Separate Account variable annuity liabilities	2,792.3	—	—	2,792.3
Total liabilities	12,358.6	(150.8)	—	12,207.8
Preferred stock	—	—	—	—
Common stock	0.1	—	—	0.1
Additional paid-in capital	502.6	—	—	502.6
Retained earnings	1,468.6	43.8	—	1,512.4
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(356.9)	(92.7)	—	(449.6)
Net reserve remeasurements attributable to discount rates	—	59.0	—	59.0
Net funded status of benefit plans	(8.8)	—	—	(8.8)
Treasury stock, at cost	(517.4)	—	—	(517.4)
Total shareholders’ equity	1,088.2	10.1	—	1,098.3
Total liabilities and shareholders’ equity	$13,446.8	$(140.7)	$—	$13,306.1
(1) The Company has reclassified the presentation of certain information to conform to the current year's presentation.

Horace Mann Educators Corporation	41	Third Quarter 2023 Form 10-Q

Note 12 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended	Effect of the Adoption of ASU 2018-12	Three Months Ended
	September 30, 2022		September 30, 2022
	As Reported		As Adjusted
Statement of Operations
Revenues
Net premiums and contract charges earned	$257.8	$(0.4)	$257.4
Net investment income	97.6	—	97.6
Net investment losses	(12.8)	—	(12.8)
Other income	0.4	—	0.4
Total revenues	343.0	(0.4)	342.6

Benefits, losses and expenses
Benefits, claims and settlement expenses	173.6	(6.4)	167.1
Interest credited	45.9	(1.1)	44.8
Operating expenses	75.6	—	75.6
DAC amortization expense	23.3	(1.1)	22.2
Intangible asset amortization expense	4.2	—	4.2
Interest expense	5.3	—	5.3
Total benefits, losses and expenses	327.9	(8.6)	319.2

Income before income taxes	15.1	8.3	23.4
Income tax expense (benefit)	1.2	1.8	3.0

Net income (loss)	13.9	6.5	20.4

Net income (loss) per share
Basic	0.33	0.16	0.49
Diluted	0.33	0.16	0.49

Weighted average number of shares and equivalent shares
Basic	41.4	—	41.4
Diluted	41.6	—	41.6

Statement of Comprehensive Income (Loss)
Net income (loss)	13.9	6.5	20.4
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	(176.3)	(38.7)	(215.0)
Change in net reserve remeasurements attributable to discount rates	—	110.7	110.7
Change in net funded status of benefit plans	—	—	—
Other comprehensive loss	(176.3)	72.0	(104.3)
Comprehensive income (loss)	$(162.4)	$78.5	$(83.9)

Horace Mann Educators Corporation	42	Third Quarter 2023 Form 10-Q

Note 12 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Nine Months Ended	Effect of the Adoption of ASU 2018-12	Nine Months Ended
	September 30, 2022		September 30, 2022
	As Reported		As Adjusted
Statement of Operations
Revenues
Net premiums and contract charges earned	$769.5	$(0.9)	$768.6
Net investment income	300.7	—	300.7
Net investment losses	(43.8)	—	(43.8)
Other income	9.7	—	9.7
Total revenues	1,036.1	(0.9)	1,035.2

Benefits, losses and expenses
Benefits, claims and settlement expenses	558.2	(12.5)	545.7
Interest credited	129.1	(3.2)	125.9
Operating expenses	229.7	(0.3)	229.4
DAC amortization expense	76.7	(11.0)	65.7
Intangible asset amortization expense	12.6	—	12.6
Interest expense	13.5	—	13.5
Total benefits, losses and expenses	1,019.8	(27.0)	992.8

Income before income taxes	16.3	26.1	42.4
Income tax expense (benefit)	0.4	5.5	5.9

Net income	15.9	20.6	36.5

Net income per share
Basic	0.38	0.49	0.87
Diluted	0.38	0.49	0.87

Weighted average number of shares and equivalent shares
Basic	41.7	—	41.7
Diluted	41.9	—	41.9

Statement of Comprehensive Income (Loss)
Net income	15.9	20.6	36.5
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	(687.4)	(156.5)	(843.9)
Change in net reserve remeasurements attributable to discount rates	—	460.7	460.7
Change in net funded status of benefit plans	—	—	—
Other comprehensive loss	(687.4)	304.2	(383.2)
Comprehensive income (loss)	$(671.5)	$324.8	$(346.7)

Horace Mann Educators Corporation	43	Third Quarter 2023 Form 10-Q

Note 12 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended	Effect of the Adoption of ASU 2018-12	Three Months Ended
	September 30, 2022		September 30, 2022
	As Reported		As Adjusted
Common stock, $0.001 par value
Ending balance	$0.1	$—	$0.1

Additional paid-in capital
Ending balance	500.4	—	500.4

Retained earnings
Beginning balance	1,499.9	35.4	1,535.3
Net income	13.9	6.5	20.4
Effect of adopting ASU 2018-12(1)	—	—	—
Dividends,per share; 2022, $0.32 per share	(13.4)	0.1	(13.3)
Ending balance	1,500.4	42.0	1,542.4

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(230.6)	(98.3)	(328.9)
Change in net unrealized investment losses on fixed maturity securities	(176.3)	(38.7)	(215.0)
Change in net reserve remeasurements attributable to discount rates	—	110.7	110.7
Change in net funded status of benefit plans	—	—	—
Ending balance	(406.9)	(26.3)	(433.2)

Treasury stock, at cost
Ending balance	(517.4)	—	(517.4)
Shareholders' equity at end of period	$1,076.6	$15.7	$1,092.3
(1) See Note 1 to the Consolidated Financial Statements for information regarding ASU 2018-12.

Horace Mann Educators Corporation	44	Third Quarter 2023 Form 10-Q

Note 12 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Nine Months Ended	Effect of the Adoption of ASU 2018-12	Nine Months Ended
	September 30, 2022		September 30, 2022
	As Reported		As Adjusted
Common stock, $0.001 par value
Ending balance	$0.1	$—	$0.1

Additional paid-in capital
Ending balance	500.4	—	500.4

Retained earnings
Beginning balance	1,524.9	22.1	1,547.0
Net income	15.9	20.6	36.5
Effect of adopting ASU 2018-12(1)	—	(0.8)	(0.8)
Dividends,per share; 2022, $0.32 per share	(40.4)	0.1	(40.3)
Ending balance	1,500.4	42.0	1,542.4

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	280.5	(330.5)	(50.0)
Change in net unrealized investment losses on fixed maturity securities	(687.4)	(156.5)	(843.9)
Change in net reserve remeasurements attributable to discount rates	—	460.7	460.7
Change in net funded status of benefit plans	—	—	—
Ending balance	(406.9)	(26.3)	(433.2)

Treasury stock, at cost
Ending balance	(517.4)	—	(517.4)
Shareholders' equity at end of period	$1,076.6	$15.7	$1,092.3
(1) See Note 1 to the Consolidated Financial Statements for information regarding ASU 2018-12.

Horace Mann Educators Corporation	45	Third Quarter 2023 Form 10-Q

Note 12 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
($ in millions)

	Nine Months Ended	Effect of the Adoption of ASU 2018-12	Nine Months Ended
	September 30, 2022		September 30, 2022
	As Reported		As Adjusted
Cash flows - operating activities
Net income	$15.9	$20.6	$36.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	43.8	—	43.8
Depreciation and intangible asset amortization	20.7	—	20.7
Share-based compensation expense	6.7	—	6.7
Loss from EMA investments, net of dividends or distributions	2.1	—	2.1
Changes in:
Insurance liabilities	403.3	(179.8)	223.5
Amounts due under reinsurance agreements	(344.3)	40.0	(304.3)
Income tax liabilities	(6.0)	131.1	125.1
Other operating assets and liabilities	(31.0)	(11.6)	(42.6)
Other, net	4.6	(0.3)	4.3
Net cash provided by operating activities	115.8	—	115.8

Cash flows - investing activities
Net cash used in investing activities	(295.9)	—	(295.9)

Cash flows - financing activities
Net cash provided by financing activities	82.6	—	82.6
Net decrease in cash	(97.5)	—	(97.5)
Cash at beginning of period	133.7	—	133.7
Cash at end of period	$36.2	$—	$36.2
ITEM 2. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Third Quarter 2023 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".

Horace Mann Educators Corporation	46	Third Quarter 2023 Form 10-Q

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

Horace Mann Educators Corporation	47	Third Quarter 2023 Form 10-Q

products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). We do not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those segments, but classify those items in the fourth reporting segment, Corporate & Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable. See Part I - Item 1, Note 8 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.
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
Consolidated Financial Highlights
(All comparisons vs. same periods in 2022, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2023-2022	Nine Months Ended September 30,		2023-2022
	2023	2022	% Change	2023	2022	% Change
Total revenues	$378.7	$342.6	10.5%	$1,089.0	$1,035.2	5.2%
Net income	11.7	20.4	-42.6%	5.5	36.5	-84.9%
Per diluted share:
Net income	0.28	0.49	-42.9%	0.13	0.87	-85.1%
Net investment losses, after tax	(0.16)	(0.24)	N.M.	(0.57)	(0.82)	N.M.
Book value per share				$25.74	$26.69	-3.6%
Net income return on equity - last twelve months				(1.0%)	6.3%
Net income return on equity - annualized				0.7%	3.8%

For the three months ended September 30, 2023, net income declined $8.7 million primarily due to higher catastrophe losses and higher property non-catastrophe weather losses in the Property & Casualty segment and higher benefits incurred in the Supplemental & Group Benefits segment, partially offset by lower net investment losses in Corporate & Other and higher interest spreads in the Life & Retirement segment.

For the nine months ended September 30, 2023, net income declined $31.0 million primarily due to higher catastrophe losses and higher non-catastrophe weather losses in the Property & Casualty segment, higher interest expense in Corporate & Other, and lower net interest spreads in the Life & Retirement segment, partially offset by lower net investment losses in Corporate & Other.

Horace Mann Educators Corporation	48	Third Quarter 2023 Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2022, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2023-2022	Nine Months Ended September 30,		2023-2022
	2023	2022	% Change	2023	2022	% Change
Net premiums and contract charges earned	$266.0	$257.4	3.3%	$782.6	$768.6	1.8%
Net investment income	118.9	97.6	21.8%	327.8	300.7	9.0%
Net investment losses	(8.4)	(12.8)	N.M.	(29.7)	(43.8)	N.M.
Other income	2.2	0.4	N.M.	8.3	9.7	-14.4%
Total revenues	378.7	342.6	10.5%	1,089.0	1,035.2	5.2%

Benefits, claims and settlement expenses	199.2	167.1	19.2%	587.6	545.7	7.7%
Interest credited	52.7	44.8	17.6%	152.1	125.9	20.8%
Operating expenses	75.7	75.6	0.1%	235.6	229.4	2.7%
DAC amortization expense	26.3	22.2	18.5%	75.4	65.7	14.8%
Intangible asset amortization expense	3.7	4.2	-11.9%	11.1	12.6	-11.9%
Interest expense	7.5	5.3	41.5%	21.1	13.5	56.3%
Total benefits, losses and expenses	365.1	319.2	14.4%	1,082.9	992.8	9.1%

Income before income taxes	13.6	23.4	-41.9%	6.1	42.4	-85.6%
Income tax expense	1.9	3.0	-36.7%	0.6	5.9	-89.8%
Net income	$11.7	$20.4	-42.6%	$5.5	$36.5	-84.9%

Net Premiums and Contract Charges Earned
For the three and nine months ended September 30, 2023, net premiums and contract charges earned increased $8.6 million and $14.0 million, respectively, as the Property & Casualty segment continues to implement rate and other actions.
Net Investment Income
For the three months ended September 30, 2023, total net investment income increased $21.3 million primarily due to higher returns on floating rate fixed maturity securities including commercial mortgage loan funds and on limited partnership interests in various equity funds. For the nine months ended September 30, 2023, total net investment income increased $27.1 million primarily due to higher returns on floating rate fixed maturity securities including commercial mortgage loan funds partially offset by lower returns on limited partnership interests in various equity funds. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment yield, excluding limited partnership interests, pretax - annualized*	4.8%	4.3%	4.7%	4.3%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.8%	3.4%	3.7%	3.4%

During the three and nine months ended September 30, 2023, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We continue to fund at levels that allow us to maintain our targeted allocation to commercial mortgage loan funds and limited partnership interests while maintaining balance between principal protection and risk.

Horace Mann Educators Corporation	49	Third Quarter 2023 Form 10-Q

Net Investment Losses
For the three months and nine months ended September 30, 2023, total net investment losses declined by $4.4 million and $14.1 million, respectively. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Credit loss and intent-to-sell impairments	$(0.6)	$(6.8)	$(7.2)	$(10.4)
Sales and other, net	(3.5)	(3.9)	(25.2)	(3.9)
Change in fair value - equity securities	(1.4)	(4.4)	5.3	(34.1)
Change in fair value and losses realized on settlements - derivatives	(2.9)	2.3	(2.6)	4.6
Net investment losses	$(8.4)	$(12.8)	$(29.7)	$(43.8)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three and nine months ended September 30, 2023, other income increased $1.8 million and decreased $1.4 million, respectively, in the employer-sponsored business line.
Benefits, Claims and Settlement Expenses
Benefits, claims and settlement expenses are up $32.1 million and $41.9 million, respectively, for the three and nine months ended September 30, 2023, primarily due to higher catastrophe losses and elevated underlying auto and property losses in the Property & Casualty segment.
Interest Credited
For the three and nine months ended September 30, 2023, interest credited increased $7.9 million and $26.2 million, respectively, driven primarily by higher interest rates on advances received from the Federal Home Loan Bank of Chicago (FHLB). The net contribution from FHLB advances remained stable year over year as the higher interest credited rates are offset by higher earnings from the floating rate investments backing the program.

Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 2.8% and 2.4% as of September 30, 2023 and September 30, 2022, respectively.
Operating Expenses
For the three and nine months ended September 30, 2023, operating expenses increased 0.1% and 2.7%, respectively, primarily due to inflation.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For the three and nine months ended September 30, 2023, DAC amortization expense increased $4.1 million and $9.7 million, respectively, due to write-offs of DAC in the Life & Retirement segment related to declines in annuity persistency and premium increases in the Property & Casualty segment driving higher DAC asset levels.
Intangible Asset Amortization Expense
For the three and nine months ended September 30, 2023, intangible asset amortization expense decreased $0.5 million and $1.5 million, respectively.
Interest Expense
For the three and nine months ended September 30, 2023, interest expense increased $2.2 million and $7.6 million, respectively, primarily due to an increase in floating interest rates on the Revolving Credit Facility.

Horace Mann Educators Corporation	50	Third Quarter 2023 Form 10-Q

Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 9.8% and 13.9% for the years ended September 30, 2023 and 2022, respectively. Income from investments in tax-advantaged securities decreased the effective income tax rates by 35.0 and 8.7 percentage points for the nine months ended September 30, 2023 and 2022, respectively.
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
As of September 30, 2023, our federal income tax returns for years prior to 2019 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2023
The following discussion provides outlook information for our results of operations and capital position.
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2023 full year core earnings will be within a range of $1.20 to $1.45 per diluted share. This range is unchanged from the Outlook for 2023 we discussed in our Quarterly Report on Form 10-Q for period ended June 30, 2023 although we have updated our segment outlooks as discussed below to reflect third-quarter results.
Property & Casualty Segment
Net income for Property & Casualty is now anticipated to be a loss between $32 million and $37 million, primarily reflecting third quarter weather losses. We continue to assume a full-year catastrophe loss contribution of $95 million to $100 million, or about 15.5 points to the combined ratio.
Property anticipates rate actions of 12% to 15% during 2023, reflecting inflation and current loss trends, accompanied by ‘inflation guard’ increases. We anticipate auto rates to increase by 19% to 20% during 2023, supplemented by non-rate underwriting actions.
Our longer-term Property & Casualty combined ratio target remains 95% to 96%.
Life & Retirement Segment
In 2023, anticipated net income for Life & Retirement continues to be in the range of $63 million to $65 million. The longer-term targeted range for the spread remains 220 to 230 basis points. Mortality is anticipated to remain

Horace Mann Educators Corporation	51	Third Quarter 2023 Form 10-Q

within actuarial expectations, increasing slightly from 2022. This guidance includes the adoption of LDTI effective January 1, 2023.
Supplemental & Group Benefits Segment
In 2023, net income for Supplemental & Group Benefits is now anticipated to be in the range of $52 million to $55 million reflecting continued strong performance in the third quarter. The primary factors in our outlook include:
•Claims utilization for supplemental and disability products returning to near pre-pandemic levels. The longer-term target for the segment benefit ratio remains 43%.
•Higher expenses reflecting investments in the infrastructure for this business as well as a higher allocation of corporate expenses to reflect the segment’s utilization of shared staff, distribution, and other resources.
Corporate & Other Segment
Corporate interest expense is now expected to be in the range of $29 million to $30 million for the full year.
Investments
For 2023, we continue to expect total net investment income to be in a range of $429 million to $439 million, including approximately $104 million of accreted investment income on the deposit asset on reinsurance in Retirement. The expectation of full-year net investment income from the managed portfolio in a range of $325 million to $335 million reflects strong returns from our commercial mortgage loan portfolio as well as the benefits of the rising interest rate environment over the past 12 months. Limited partnership returns are estimated to be below their 10-year average of 8.5%.
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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates in that Form 10-K within which we identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities

Horace Mann Educators Corporation	52	Third Quarter 2023 Form 10-Q

•Evaluation of credit loss impairments for fixed maturity securities
•Evaluation of goodwill and intangible assets for impairment
•Valuation of annuity and life deferred policy acquisition costs
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
•Valuation of liabilities for group benefits unpaid claims and claim expense reserves
•Valuation of certain investment contracts and policy reserves
•Valuation of long-duration contracts under the new accounting guidance in ASU 2018-12
Except as noted below, compared to December 31, 2022, as of September 30, 2023, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.
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
Property & Casualty
(All comparisons vs. same periods in 2022, unless noted otherwise)
For the three and nine months ended September 30, 2023, net losses reflected the following factors:
•Increases in average written premium per policy
•Higher net investment income on limited partnership portfolio
•Higher catastrophe losses
•No prior years' reserve development in the current year
•Elevated underlying auto and property loss ratios* due to non-catastrophe weather

Horace Mann Educators Corporation	53	Third Quarter 2023 Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2023-2022		Nine Months Ended September 30,		2023-2022
	2023	2022	% Change		2023	2022	% Change
Financial Data:
Net premiums written*:
Auto	$118.3	$102.5	15.4%		$326.2	$296.0	10.2%
Property and other	70.1	63.9	9.7%		182.2	168.0	8.5%
Total net premiums written	188.4	166.4	13.2%		508.4	464.0	9.6%
Change in unearned net premiums	(24.1)	(14.0)	72.1%		(34.3)	(11.5)	N.M.
Total net premiums earned	164.3	152.4	7.8%		474.1	452.5	4.8%
Incurred claims and claims expenses:
Claims occurring in the current year	149.2	120.3	24.0%		430.0	372.8	15.3%
Prior years' reserve development(1)	—	2.0	N.M.		—	8.0	N.M.
Total claims and claim expenses incurred	149.2	122.3	22.0%		430.0	380.8	12.9%
Operating expenses, including DAC amortization	42.5	41.6	2.2%		128.5	121.1	6.1%
Underwriting loss	(27.4)	(11.5)	-138.3%		(84.4)	(49.4)	-70.9%
Net investment income	12.0	8.0	50.0%		26.6	22.9	16.2%
Income (loss) before income taxes	(14.6)	(2.8)	-421.4%		(55.5)	(23.8)	-133.2%
Net income (loss)	(11.3)	(2.5)	-352.0%		(44.3)	(19.4)	-128.4%
Core earnings (loss)*	(11.3)	(2.5)	-352.0%		(44.3)	(19.4)	-128.4%

Operating Statistics:
Auto
Loss and loss adjustment expense ratio	82.6%	83.1%	-0.5	pts	84.0%	84.1%	-0.1	pts
Expense ratio	26.1%	27.7%	-1.6	pts	27.4%	26.5%	0.9	pts
Combined ratio:	108.7%	110.8%	-2.1	pts	111.4%	110.6%	0.8	pts
Prior years' reserve development(1)	—%	2.0%	-2.0	pts	—%	4.8%	-4.8	pts
Catastrophe losses	2.9%	2.7%	0.2	pts	3.4%	2.3%	1.1	pts
Underlying combined ratio*	105.8%	106.1%	-0.3	pts	108.0%	103.5%	4.5	pts
Property
Loss and loss adjustment expense ratio	105.5%	75.1%	30.4	pts	102.7%	84.2%	18.5	pts
Expense ratio	25.5%	26.8%	-1.3	pts	26.7%	27.4%	-0.7	pts
Combined ratio:	131.0%	101.9%	29.1	pts	129.4%	111.6%	17.8	pts
Prior years' reserve development(1)	—%	—%	—	pts	—%	-3.7%	3.7	pts
Catastrophe losses	43.7%	21.8%	21.9	pts	48.6%	37.8%	10.8	pts
Underlying combined ratio*	87.3%	80.1%	7.2	pts	80.8%	77.5%	3.3	pts

Risks in force (in thousands)
Auto(2)					360	368	-2.2%
Property					168	172	-2.3%
Total					528	540	-2.2%
(1)    (Favorable) unfavorable.
(2)    Includes assumed risks in force of 4.

Horace Mann Educators Corporation	54	Third Quarter 2023 Form 10-Q

The Property & Casualty segment net loss for the third quarter largely reflected the impact of elevated catastrophe and non-catastrophe weather activity across the country. Property & Casualty net premiums written were up 13.2% with average written premiums rising for both property and auto. Segment net investment income for the quarter was 50.0% above the prior year.
The third-quarter combined ratio increased 9.1 points over last year, reflecting both the higher level of catastrophe losses this year as well as an increase in non-catastrophe weather losses. Catastrophe losses for the quarter were $28.7 million, pretax, contributing 17.5 points to the combined ratio. In total, there were 25 events designated as catastrophes by Property Claims Services (PCS) in this year’s third quarter, including multiple severe convective storms across the Midwest and South. In the third quarter of 2022, catastrophe losses were $14.6 million, pretax, contributing 9.6 points to the combined ratio, from 17 PCS events.
The year-over-year increase in average written premiums for auto policies improved again in the third quarter to 15.9%, compared to 11.4% in the second quarter and 8.1% in the first quarter. The third-quarter auto underlying loss ratio was 79.7%, improving sequentially from the second quarter as the benefit of rate and non-rate underwriting actions begins to be seen.
The year-over-year increase in average written premiums for property policies was 11.3% in the third quarter, as rate increases taken over the past seven quarters and inflation adjustments to coverage values continue to take effect. The third-quarter property underlying loss ratio was 61.8%, reflecting a year-over-year increase in weather losses not included in designated catastrophe events.
We continue to evaluate and implement actions to further mitigate our exposure and respond to severe weather trends. We are addressing the increased loss costs associated with the more severe weather events in three ways: additional filed rate, product changes and enhanced modeling tools.

Horace Mann Educators Corporation	55	Third Quarter 2023 Form 10-Q

Life & Retirement
(All comparisons vs. same periods in 2022, unless noted otherwise)
For the three and nine months ended September 30, 2023, net income reflected the following factors:
•Annualized quarterly net interest spread on fixed annuities up 58 bps in the third quarter due to higher net investment income
•Annualized spread for the nine months down 45 bps due to lower returns on the limited partnership portfolio
•Net contribution from FHLB funding agreements remained stable year over year as net investment income reflected higher earnings from the floating rate investments backing the program and interest credited similarly reflected offsetting higher interest expense
•Lower mortality costs offset by a higher change in reserves for the current quarter
•Higher DAC amortization due to write-offs related to declines in annuity persistency

Horace Mann Educators Corporation	56	Third Quarter 2023 Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended September 30,		2023-2022	Nine Months Ended September 30,			2023-2022
	2023	2022	% Change	2023	2022		% Change
Life & Retirement
Net premiums written and contract deposits*	$154.8	$138.0	12.2%	$432.8	$408.0		6.1%

Net premiums and contract charges earned	38.2	36.8	3.8%	113.3	108.9		4.0%
Net investment income	96.9	81.4	19.0%	274.1	254.0		7.9%
Other income	3.7	4.1	-9.8%	12.1	13.4		-9.7%

Life mortality costs	15.9	17.6	-9.7%	53.0	53.7		-1.3%
Interest credited	51.7	44.4	16.4%	149.4	125.2		19.3%
Change in reserves	14.6	10.5	39.0%	38.0	37.4		1.6%
Operating expenses	23.7	24.1	-1.7%	72.7	74.6		-2.5%
DAC amortization expense	7.5	6.0	25.0%	21.9	17.1		28.1%
Intangible asset amortization expense	0.1	0.2	-50.0%	0.2	0.8		-75.0%

Income before income taxes	25.3	19.5	29.7%	64.3	67.5		-4.7%
Income tax expense	4.4	1.8	144.4%	12.0	10.4		15.4%
Net income	20.9	17.7	18.1%	52.3	57.1		-8.4%
Core earnings*	20.9	17.7	18.1%	52.3	57.1		-8.4%

Life policies in force (in thousands)				162	162		—%
Life insurance in force				$20,351	$19,815		2.7%
Life persistency - LTM				95.9%	96.0%	-0.1	pts

Annuity contracts in force (in thousands)				223	227		-1.8%
Horace Mann Retirement Advantage® contracts in force (in thousands)				19	16		18.8%
Cash value persistency - LTM				91.7%	94.0%	-2.3	pts

Life & Retirement segment net income was $20.9 million for the quarter. The annualized net interest spread in our fixed annuity business rose to 251 for the third quarter compared to 193 last year due to higher net investment income. The net contribution from FHLB funding agreements remained stable year over year although net investment income reflected higher earnings from the floating rate investments backing the program and interest credited similarly reflected offsetting higher interest expense. For the segment, total benefit expenses rose as the change in reserves more than offset lower mortality costs.
For the Retirement business, net annuity contract deposits were up 16.2% to $125.6 million. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, including the company’s attractive annuity products, which provide encouraging cross-sell opportunities. Total cash value persistency was 91.7%, slightly below recent levels due to activity in the non-qualified account portfolio. Life annualized sales were $2.2 million for the quarter and lapse rates remained consistent with prior year.
Horace Mann currently has $4.9 billion in annuity assets under management, including $2.1 billion of fixed annuities, $2.3 billion of variable annuities and $0.5 billion of fixed indexed annuities. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, increased from a year ago as equity market recovery affected assets under management. Life insurance in force rose to $20.4 billion at September 30, 2023.
We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $755.2 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.

Horace Mann Educators Corporation	57	Third Quarter 2023 Form 10-Q

Interest rates rose swiftly throughout 2022 driven mostly by increases in U.S. Treasury yields, stabilized during the first half of 2023 but have moved higher during the third quarter. The current environment of higher interest rates have afforded us the opportunity to invest insurance cash flows and reinvested cash flows at higher yields, which could be a benefit to net investment income, but the higher interest rates have caused an increase to both realized investment losses when securities are sold, and to net unrealized investment losses in the remaining portfolios.
As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $2.9 million in year one and $8.8 million in year two, reducing the annualized net interest spread on fixed annuities by approximately 10 basis points and 29 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to guaranteed minimum crediting rates.
We reinsure a block of in-force fixed annuities with $2.4 billion of assets under management and with a minimum crediting rate of 4.5% which helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the guaranteed minimum crediting rates for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	September 30, 2023
	Total Deferred Annuities		Deferred Annuities at Minimum Guaranteed Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Guaranteed minimum crediting rates:
Less than 2%	55.8%	$1,382.2	37.7%	36.6%	$520.5
Equal to 2% but less than 3%	12.8	317.9	46.8	10.4	148.7
Equal to 3% but less than 4%	23.0	569.0	96.1	38.4	546.7
Equal to 4% but less than 5%	6.5	161.4	100.0	11.4	161.4
5% or higher	1.9	46.2	100.0	3.2	46.2
Total	100.0%	$2,476.7	57.5%	100.0%	$1,423.5

We will continue to be disciplined in executing strategies to mitigate the negative impact on profitability of a sustained low interest rate environment. However, the success of these strategies may be affected by the factors discussed in Part I - Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and other factors in this Quarterly Report on Form 10-Q.

Horace Mann Educators Corporation	58	Third Quarter 2023 Form 10-Q

Supplemental & Group Benefits
(All comparisons vs. same periods in 2022, unless noted otherwise)
For the three and nine months ended September 30, 2023, net income reflected the following factors:
•Decline in premium due to run-off of an indemnified block of employer-sponsored products
•Higher net investment income for the three and nine months ended September 30, 2023
•Favorable benefits ratio for the third quarter for employer-sponsored products reflects seasonality in both current and prior year
•Increased level of operating expenses reflecting investment being made in the segment's infrastructure as well as higher allocation of corporate expenses
The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended September 30,		2023-2022		Nine Months Ended September 30,		2023-2022
	2023	2022	% Change		2023	2022	% Change
Supplemental & Group Benefits
Net premiums and contract charges earned	$63.5	$68.2	-6.9%		$195.2	$207.2	-5.8%
Net investment income	10.3	8.7	18.4%		28.5	25.4	12.2%
Other income	(3.1)	(5.2)	-40.4%		(8.2)	(8.4)	-2.4%
Benefits, settlement expenses and change in reserves	19.5	16.7	16.8%		66.6	73.8	-9.8%
Interest credited	1.0	0.4	N.M.		2.7	0.7	N.M.
Operating expenses, including DAC amortization	26.4	24.4	8.2%		82.3	76.0	8.3%
Intangible asset amortization expense	3.6	4.0	-10.0%		10.9	11.8	-7.6%
Income before income taxes	20.2	26.2	-22.9%		53.0	61.9	-14.4%
Net income	15.8	20.7	-23.7%		41.6	48.9	-14.9%
Core earnings*	15.8	20.7	-23.7%		41.6	48.9	-14.9%

Benefits ratio	32.3%	25.1%	7.2	pts	35.5%	35.9%	-0.4	pts
Operating expense ratio	37.3%	33.9%	3.4	pts	38.2%	33.9%	4.3	pts
Pretax profit margin	28.5%	36.7%	-8.2	pts	24.6%	27.7%	-3.1	pts

Worksite direct products benefits ratio	27.8%	25.4%	2.4	pts	26.7%	25.0%	1.7	pts
Worksite direct premium persistency (rolling beginning 12 months)	90.5%	91.3%	-0.8	pts	90.5%	91.3%	-0.8	pts
Employer-sponsored products benefits ratio	36.4%	24.8%	11.6	pts	43.1%	44.6%	-1.5	pts

Supplemental & Group Benefits segment net income was $15.8 million for the quarter. The benefit ratio for the worksite direct product line for the quarter continues to move toward the longer-term target with utilization remaining well below historical levels. The benefit ratio for the employer-sponsored product lines for the quarter reflects seasonality, but increased from last year’s unusually favorable results for this period, and remains in line with expectations. Higher expenses reflect investments in the infrastructure for this business as well as a higher

Horace Mann Educators Corporation	59	Third Quarter 2023 Form 10-Q

allocation of corporate expenses reflecting the segment's utilization of shared staff, distribution, and other resources. Net investment income benefited from the higher rate environment.
The non-cash impact of amortization of intangible assets under purchase accounting reduced third quarter 2023 core earnings by $3.6 million pretax vs. $4.0 million in 2022.
Total sales for the segment were $8.1 million. Sales of worksite direct supplemental products were up 59.1% to $3.5 million, with persistency remaining strong at 90.5%. Sales of employer-sponsored products were up 109.1% to $4.6 million, reflecting the progress made in gaining more access to districts and schools through our distribution partners and normal benefit-year seasonality.
Corporate & Other
(All comparisons vs. same periods in 2022, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended September 30,		2023-2022	Nine Months Ended September 30,		2023-2022
	2023	2022	% Change	2023	2022	% Change
Interest expense	$(7.5)	$(5.3)	-41.5%	$(21.1)	$(13.5)	-56.3%
Net investment losses, pretax	(8.4)	(12.8)	N.M.	(29.7)	(43.8)	N.M.
Other operating expenses, net investment income and other income	(1.4)	(1.4)	—%	(4.9)	(5.9)	16.9%
Net investment losses, after tax	(6.6)	(10.1)	N.M.	(23.4)	(34.5)	N.M.
Net loss	(13.7)	(15.5)	11.6%	(44.1)	(50.1)	12.0%
Core loss*	(7.1)	(5.4)	-31.5%	(20.7)	(15.6)	-32.7%

For the three months and nine months ended September 30, 2023, the net loss decreased $1.8 million and $6.0 million, respectively, primarily due to lower net investment losses partially offset by an increase in interest expense on the Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility was fully paid off on September 15, 2023 following the issuance of the 2028 Senior Notes.
Investment Results
(All comparisons vs. same periods in 2022, unless noted otherwise)
Our investment strategy is primarily focused on generating income to support product liabilities, and balances principal protection and risk. Total net investment income includes net investment income from our managed investment portfolio as well as accreted investment income from the deposit asset on reinsurance related to the company's reinsurance of policy liabilities related to legacy individual annuities written in 2002 or earlier.

($ in millions)	Three Months Ended September 30,		2023-2022	Nine Months Ended September 30,		2023-2022
	2023	2022	% Change	2023	2022	% Change
Net investment income - managed investment portfolio	$91.8	$70.9	29.5%	$249.0	$223.3	11.5%
Investment income - deposit asset on reinsurance	27.1	26.7	1.5%	78.8	77.4	1.8%
Total net investment income	118.9	97.6	21.8%	327.8	300.7	9.0%
Pretax net investment losses	(8.4)	(12.8)	N.M.	(29.7)	(43.8)	N.M.
Pretax net unrealized investment gains (losses) on fixed maturity securities				(680.0)	(632.0)	N.M

For the three and nine months ended September 30, 2023, net investment income from our managed investment portfolio increased $20.9 million and $25.7 million, respectively. For the current quarter, total net investment income rose 21.8% and net investment income on the managed portfolio increased 29.5%. The increase reflected the higher overall interest rate environment as well as overall strong returns in our commercial mortgage loan funds and limited partnership portfolios. Limited partnership portfolio contributions were a

Horace Mann Educators Corporation	60	Third Quarter 2023 Form 10-Q

significant factor in the higher net investment income in the Property & Casualty and Life & Retirement segments. Investment yield on the portfolio excluding limited partnership interests was 4.78%, with new money yields continuing to exceed portfolio yields in the core fixed maturity securities portfolio.
For the three and nine months ended September 30, 2023, pretax net investment losses decreased $4.4 million and $14.1 million, respectively. The nine month decline is primarily due to an increase in losses from dispositions of invested assets related to yield enhancement activities in the quarter ended June 30, 2023, which were more than offset by changes in fair values of equity securities compared to the prior year periods.
Pretax net unrealized investment losses on fixed maturity securities as of September 30, 2023 were up $108.1 million, or 18.9%, compared to December 31, 2022, primarily due to the elevated interest rate environment.

Horace Mann Educators Corporation	61	Third Quarter 2023 Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	September 30, 2023
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	150	$388.7	$462.2	$(73.5)
Miscellaneous	35	195.6	197.1	(1.5)
Insurance	52	146.1	167.9	(21.8)
Energy	80	116.9	136.5	(19.6)
HealthCare, Pharmacy	70	99.1	126.9	(27.8)
Utilities	71	94.2	119.1	(24.9)
Real Estate	37	86.6	100.6	(14.0)
Transportation	42	67.3	79.4	(12.1)
Consumer Products	51	61.6	79.9	(18.3)
Natural Gas	15	49.3	58.7	(9.4)
All other corporates(1)	286	379.9	454.5	(74.6)
Total corporate bonds	889	1,685.3	1,982.8	(297.5)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	234	393.0	458.5	(65.5)
Commercial(2)	160	284.5	326.6	(42.1)
Other	29	13.0	14.3	(1.3)
Municipal bonds(3)	603	1,185.6	1,334.1	(148.5)
Government bonds
U.S.	46	367.3	453.4	(86.1)
Foreign	4	24.5	26.1	(1.6)
Collateralized loan obligations(4)	256	736.1	750.7	(14.6)
Asset-backed securities	130	272.3	295.1	(22.8)
Total fixed maturity securities	2,351	$4,961.6	$5,641.6	$(680.0)

Equity securities
Non-redeemable preferred stocks	22	$60.0
Common stocks	4	1.2
Closed-end fund	1	15.8
Total equity securities	27	$77.0

Total	2,378	$5,038.6
(1)The All other corporates category contains 18 additional industry sectors. Food and beverage, broadcasting and media, telecommunications, technology and leisure entertainment represented $198.3 million of fair value at September 30, 2023, with the remaining 13 sectors each representing less than $32.6 million.
(2)At September 30, 2023, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 43.0% are tax-exempt and 74.0% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2023.
(4) Based on fair value, 94.3% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSO- S&P, Moody's, Fitch, Dominion, A.M. Best, Morningstar, Egan Jones and Kroll).

As of September 30, 2023, our diversified fixed maturity securities portfolio consisted of 3,597 investment positions, issued by 2,351 entities, and totaled approximately $5.0 billion in fair value. This portfolio was 92.8% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.

Horace Mann Educators Corporation	62	Third Quarter 2023 Form 10-Q

Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of September 30, 2023, 92.4% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		September 30, 2023
	December 31, 2022	September 30, 2023	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	10.8%	11.7%	$584.4	$623.3
AA(2)	39.3	41.3	2,048.1	2,388.3
A	17.8	17.6	872.4	970.0
BBB	24.1	22.1	1,100.5	1,270.7
BB	1.8	1.5	71.9	78.9
B	0.9	0.8	40.7	42.9
CCC or lower	—	0.1	3.6	4.2
Not rated(3)	5.3	4.9	240.0	263.3
Total fixed maturity securities	100.0%	100.0%	$4,961.6	$5,641.6
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	—	—	—
BBB	68.7	64.4	49.6
BB	10.8	9.5	7.3
B	—	—	—
CCC or lower	—	—	—
Not rated	20.5	26.1	20.1
Total equity securities	100.0%	100.0%	$77.0

Total			$5,038.6
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At September 30, 2023, the AA rated fair value amount included $364.8 million of U.S. Government and federally sponsored agency securities and $582.3 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSRO.

As of September 30, 2023, the fixed maturity securities portfolio had $702.8 million of pretax gross unrealized investment losses on $4,286.4 million of fair value related to 3,143 positions. Of the investment positions with gross unrealized losses, there were 771 trading below 80.0% of the carrying value as of September 30, 2023. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of September 30, 2023 as due to factors other than a credit loss. See Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.
Following significant increases in interest rates throughout 2022, driven mostly by increases in U.S. Treasury yields, rates mostly stabilized during the first half of 2023 but have moved higher during the third quarter. As of September 30, 2023, the 10-year U.S. Treasury yield increased 70 basis points since December 31, 2022, rising from 3.87% as of December 31, 2022 to 4.57% as of September 30, 2023. Additionally, credit spreads tightened during the same time period, with investment grade and high yield tighter by 14 and 76 basis points, respectively. As of September 30, 2023, investment grade and high yield total returns were up 0.44% and 5.95%, respectively, since December 31, 2022. Unrealized investment losses remain elevated due to the continued increase in interest rates. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment.

Horace Mann Educators Corporation	63	Third Quarter 2023 Form 10-Q

Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the three and nine months ended September 30, 2023. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates presented in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

($ in millions)	Nine Months Ended September 30,		2023-2022
	2023	2022	% Change
Net cash provided by operating activities	$199.2	$115.8	72.0%
Net cash used in investing activities	(85.6)	(295.9)	71.1%
Net cash provided by (used in) financing activities	(121.9)	82.6	N.M.
Net decrease in cash	(8.3)	(97.5)	91.5%
Cash at beginning of period	42.8	133.7	-68.0%
Cash at end of period	$34.5	$36.2	-4.7%
Operating Activities
As a holding company, we conduct our principal operations in the personal lines segment of the property and casualty, life, retirement, supplemental and group insurance industries through our subsidiaries. Our insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash flows generated by our insurance subsidiaries. For the nine months ended September 30, 2023, net cash provided by operating activities increased $83.4 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $85.6 million and $295.9 million, respectively. Prior year investing activities included the acquisition of Madison National Life Insurance Company, Inc.
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

Horace Mann Educators Corporation	64	Third Quarter 2023 Form 10-Q

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
For the nine months ended September 30, 2023, net cash used in financing activities increased $204.5 million compared to the prior year period, primarily due to a $123.7 increase in cash outflows from benefits, withdrawals and net transfers to Separate Account variable annuity assets, a $46.2 million increase in cash outflows from the deposit asset on reinsurance and a $165.2 million increase in net cash outflows from the change in reverse repurchase agreements; partially offset by a $52.0 million net increase in cash inflows from FHLB funding agreements as noted in the table below and $48.7 million net increase in cash inflows from financing activity described in the following paragraph.
On September 15, 2023, we issued $300.0 million aggregate principal amount of 7.25% Senior Notes due September 15, 2028 (2028 Senior Notes) and used the net proceeds to fully repay the $249.0 million of outstanding borrowings under our Revolving Credit Facility. The remaining net proceeds from the issuance of the 2028 Senior Notes were available for general corporate purposes.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Nine Months Ended September 30,		2023-2022	2023-2022
	2023	2022	$ Change	% Change
Balance at beginning of the period	$792.5	$782.5	$10.0	1.3%
Advances received from FHLB funding agreements	201.5	154.0	47.5	30.8%
Principal repayments on FHLB funding agreements	(89.5)	(94.0)	4.5	N.M.
Balance at end of the period	$904.5	$842.5	$62.0	7.4%

Horace Mann Educators Corporation	65	Third Quarter 2023 Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑
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

Horace Mann Educators Corporation	66	Third Quarter 2023 Form 10-Q

As of September 30, 2023, we held $971.2 million of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2023 from all of our insurance subsidiaries without prior regulatory approval is $110.3 million, excluding the impact and timing of prior dividends, of which $58.5 million was paid during the nine months ended September 30, 2023. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Total capital was $1,597.4 million as of September 30, 2023, including $546.1 million of long-term debt. Total debt represented 34.2% of total capital including net unrealized investment losses on fixed maturity securities (27.3% excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributable to discount rates*) as of September 30, 2023, which was slightly above our long-term target of 25.0% for our debt to capital ratio excluding net unrealized investment gains (losses) and net reserve remeasurements attributable to discount rate.
Shareholders' equity was $1,051.3 million as of September 30, 2023, including net unrealized investment losses on fixed maturity securities of $534.7 million after taxes. The market value of our common stock and the market value per share were $1,212.1 million and $29.66, respectively, as of September 30, 2023. Book value per share and adjusted book value per share* was $25.74 and $35.57, respectively, as of September 30, 2023.
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of September 30, 2023 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this Quarterly Report on Form 10-Q.
Total dividends paid to shareholders was $40.4 million for the nine months ended September 30, 2023. In March, May, and September of 2023, the Board of Directors (Board) approved regular quarterly dividends of $0.33 per share.
For the nine months ended September 30, 2023, we repurchased 196,934 shares of our common stock at an average price per share of $32.85 under our share repurchase program. See Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information. As of September 30, 2023, $34.9 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	67	Third Quarter 2023 Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	September 30, 2023	December 31, 2022
Short-term debt
Revolving Credit Facility	Variable	2026	$—	$249.0
Long-term debt(1)
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.5 and $0.0 and unamortized debt issuance costs of $2.6 and $0.0	7.25%	2028	296.9	—
4.50% 2015 Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.2 and $0.2 and unamortized debt issuance costs of $0.6 and $0.8	4.50%	2025	249.2	249.0
Total			$546.1	$498.0
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

On September 15, 2023, we issued $300.0 million aggregate principal amount of 7.25% senior notes (2023 Senior Notes), which will mature on September 15, 2028, issued at a discount resulting in an effective yield of 7.29%. Interest on the 2023 Senior Notes is payable semi-annually at a rate of 7.25%. The 2023 Senior Notes are redeemable in whole or in part, at any time, at our option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 45 basis points, plus, in either of the above cases, accrued interest to the date of redemption. The 2023 Senior Notes are traded in the open market (HMN 7.25).
The net proceeds from the sale of the 2023 Senior Notes were used to fully repay the $249.0 million balance on the Revolving Credit Facility with remaining net proceeds from the sale to be used for general corporate purposes.
As of September 30, 2023, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (2015 Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the 2015 Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the 2015 Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The 2015 Senior Notes are traded in the open market (HMN 4.50).
As of September 30, 2023, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
Effective July 12, 2021, we, as borrower, amended our Credit Agreement (Revolving Credit Facility). The amended Revolving Credit Facility increased the amount available on the senior revolving credit facility from $225.0 million to $325.0 million. Terms and conditions of the amended Revolving Credit Facility are substantially consistent with the prior agreement, with an interest rate based on SOFR plus 115 basis points plus the applicable benchmark adjustment spread. The amended Revolving Credit Facility expires on July 12, 2026.
On December 31, 2021, we utilized $114.0 million of the Revolving Credit Facility to fund a portion of the acquisition of Madison National Life Insurance Company, Inc. that occurred effective January 1, 2022, resulting in a remaining capacity of $76.0 million. As noted above, the outstanding balance on the Revolving Credit Facility was fully paid off on September 15, 2023 from the proceeds of the 2028 Senior Notes. The Revolving Credit Facility is available for ongoing working capital, capital expenditures and general corporate expenditures. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of September 30, 2023.
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

Horace Mann Educators Corporation	68	Third Quarter 2023 Form 10-Q

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries, each of which is rated at the same level as our Property & Casualty and Life & Retirement subsidiaries. Assigned ratings and respective affirmation/review dates as of October 31, 2023 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	8/10/2023
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		8/10/2023
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		8/10/2023
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A	(stable)	N.A.		8/10/2023
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		8/10/2023
Fitch
HMEC (parent company)			BBB	(stable)	08/17/2023
HMEC's Life Group	A	(stable)			08/17/2023
HMEC's P&C Group	A	(negative)			08/17/2023
Moody's
HMEC (parent company)			Baa2	(negative)	7/28/2023
HMEC's Life Group	A2	(negative)			5/31/2023
HMEC's P&C Group	A2	(negative)			7/28/2023
S&P	A	(stable)	BBB	(stable)	2/7/2023
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

Horace Mann Educators Corporation	69	Third Quarter 2023 Form 10-Q

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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2023. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Horace Mann Educators Corporation	70	Third Quarter 2023 Form 10-Q

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
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (Program). The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended September 30, 2023, we repurchased shares under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1 - 31	25,965	$28.81	25,965	$35.1	million
August 1 - 31	7,035	28.42	7,035	$34.9	million
September 1 - 30	—	—	—	$34.9	million
Total	33,000	$28.73	33,000	$34.9	million
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

3.2	2020 Amended and Restated Bylaws of HMEC, incorporated by reference to Exhibit 3.1 to HMEC’s 8-K filing filed with the SEC on April 1, 2020.

Horace Mann Educators Corporation	71	Third Quarter 2023 Form 10-Q

(4) Instruments defining the rights of security holders, including indentures:

4.1
Indenture, dated as of November 23, 2015, by and between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.1(a)	Form of HMEC 4.500% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.1(b)	Form of HMEC 7.25 % Senior Notes due 2028, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated September 12, 2023, filed with the SEC on September 15, 2023.

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

Horace Mann Educators Corporation	72	Third Quarter 2023 Form 10-Q

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

Horace Mann Educators Corporation	73	Third Quarter 2023 Form 10-Q

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

Horace Mann Educators Corporation	74	Third Quarter 2023 Form 10-Q

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

10.15
Executive employment offer letter to Stephen J. McAnena, Chief Operating Officer, dated April 4, 2023, incorporated by reference to Exhibit 10.15 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 8, 2023.

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	75	Third Quarter 2023 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 7, 2023	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 7, 2023	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	November 7, 2023	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	76	Third Quarter 2023 Form 10-Q