Form 10-K
period 2023-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2024-02-27
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2023, was $1,167.8 million.
As of February 16, 2024, the registrant had 40,878,764 shares of Common Stock, par value $0.001 per share, outstanding.
Documents Incorporated by Reference
Certain portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

HORACE MANN EDUCATORS CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2023

PART I
ITEM 1. I Business
Introduction
Measures within this Annual Report on Form 10-K that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within Part I of this Annual Report on Form 10-K. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Fourth Quarter 2023 Investor Supplement.
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
Overview, History and Available Information
We are an insurance holding company incorporated in Delaware. Our headquarters is located in Springfield, Ill. We also operate corporate offices in Dallas, Tx., Madison, Wisc., and Cherry Hill, N.J.
Founded by Educators for Educators®, our business began in Springfield in 1945 when two school teachers saw a need to provide automobile insurance to their association members. Horace Mann Educators Corporation (HMEC) was originally named Illinois Education Association (IEA). The Company expanded its business to other states and broadened its product line to include group and individual life insurance in 1949, 403(b) taxqualified retirement annuities in 1961 and homeowners insurance in 1965. Over those first 30 years, the Company also pursued business activities outside the scope of today’s focus on educators and others who serve their communities.
HMEC was formed as an insurance holding company, and products and services were offered through its subsidiaries, which included: Horace Mann Insurance Company (HMIC), Teachers Insurance Company (TIC), Horace Mann Property & Casualty Insurance Company (HMP) and Horace Mann Life Insurance Company (HML). HMIC, the initial property and casualty insurer, was originally incorporated as the Swiss National Insurance Company, U.S.A. and commenced business on December 23, 1963. The present name, Horace Mann Insurance Company, was adopted on November 2, 1967.
In 1968, INA Corporation (INA), a Philadelphia-based insurance and financial services corporation, acquired a 25% interest in Horace Mann. In 1974, INA began increasing its holdings of Horace Mann and by January 1975 had acquired the entire company. In 1982, INA Corporation merged with Connecticut General Corporation, forming a new holding company known as CIGNA Corporation (CIGNA). In August 1989, an investor group directed by Gibbons, Green, van Amerongen, L.P. ( subsequently Gibbons, Goodwin, van Amerongen) (GGvA) and certain members of the Company's senior management acquired what is now known as HMEC from CIGNA.
That newly independent company began trading on the New York Stock Exchange (NYSE) under the symbol HMN following an initial public offering in November 1991. Over the next 30 years, the Company continued to expand its reach into the education market, providing personal line insurance and financial services products. By the mid-2010s, the Company served educators in 47 states.

Horace Mann Educators Corporation	Annual Report on Form 10-K 1

In 2019, the Company increased its market share when it acquired all of the equity interests in NTA Life Enterprises, LLC (NTA). NTA provides products and services through its insurance subsidiaries, National Teachers Associates Life Insurance Company (NTALIC) and NTA Life Insurance Company of New York (NTALIC NY). In 2022, we enhanced our value proposition for school districts by acquiring Madison National Life Insurance Company, Inc. (Madison National) from its former parent, Independence Holding Company (IHC).
Today, we reach educators and others who serve their communities through two divisions: Retail and Worksite. The Retail Division focuses on providing individual insurance and financial products directly to educators and others who serve the community. It includes both the Property & Casualty and Life & Retirement reporting segments. The Worksite Division provides benefits to educators and others who serve the community through their employers as well as supplemental products distributed through the worksite channel. This division represents the Supplemental & Group Benefits reporting segment, which includes the results of NTA and Madison National.
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
Also available in the Investors section of our website are our Corporate Governance Principles, Code of Conduct, Vendor Code of Conduct and other corporate ESG commitments as well as the charters of the HMEC Board of Directors (Board), Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee and Nominating and Governance Committee. Copies also may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, Springfield, Illinois 62715-0001. Our environmental, social and governance reporting is available through the corporate social responsibility section of our website, csr.horacemann.com.
On June 15, 2023, our Chief Executive Officer (CEO) submitted the Annual Section 12(a) CEO Certification to the NYSE without any qualifications. We filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2022, the CEO and Chief Financial Officer (CFO) certifications required under Section 302 of the Sarbanes-Oxley Act.
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
A major motivator for people choosing careers in education is its intangible rewards: The ability to make a difference in students’ lives and contribute to the greater good and as the U.S. population increases, the need for educator positions grows proportionally. However, 86% of U.S. K-12 public schools reported challenges hiring teachers for the 2023-24 school year, according to data from the National Center for Education Statistics (NCES), the statistical center of the U.S. Department of Education's Institute of Education Sciences (IES).

2 Annual Report on Form 10-K	Horace Mann Educators Corporation

The NCES reported that the biggest barriers to hiring teachers were too few candidates applying for open positions (cited by 70 percent of public schools) and a lack of qualified applicants applying for open positions (cited by 66 percent). Horace Mann research also indicates challenges to hiring and retention that include the burden of financial stress, heavier workloads due to the current U.S. educator shortage, and conflicting expectations of parents, administrators and lawmakers are driving more professionals out of the job they love.
Horace Mann's research indicated that more than a quarter of educators would be more likely to stay in their job if they felt more financially secure. Horace Mann's Worksite Division provides solutions that help administrators attract and retain employees by adding or improving benefit packages. Our Retail Division is focused on providing products and services that educators generally purchase directly, designed to protect what they have today or prepare for a successful future.
Our partnerships with a diverse group of national, state and local education associations also supports recruiting and retention. Working closely with the educational community helps us to identify emerging educator financial wellness issues and build solutions to address them.
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
Horace Mann is focused on meeting educators where they want to engage with us while leveraging the value of our exclusive agency force to address educator needs. Our agents partner with their local educational community as a trusted advisor in financial wellness. Educators have specific financial challenges, such as navigating individual state teacher retirement systems, student loan debt, and personal spend on classroom supplies. Horace Mann shares financial education resources and specific programs to help educators address these challenges. This trusted adviser model builds particularly strong brand loyalty and affinity.
One example is Horace Mann's Student Loan Solutions program. For many educators — particularly those new to the profession — student loan debt is often substantial. Among other challenges, that debt may preclude early in career saving for retirement at the point when those savings would have the most time to grow and make a significant impact at retirement age. We offer complimentary online student loan management accounts for all educators nationwide, which includes guidance on how to successfully qualify for federal student loan forgiveness available to public sector employees.
Industry studies indicate that consumers gather information and shop for insurance using multiple sales outlets. In fact, only 20% shop solely through an agent; however, 60% of sales end with agent involvement. Our strengthened direct capabilities, available by phone or online, allow us to respond to questions or bind coverage when customers prefer that interaction. Customers can also secure auto, property and life quotes and coverage comparisons online.
We continuously improve the infrastructure that supports our Retail Division. In particular, we are enhancing our digital capabilities to ensure our operation runs efficiently and educators can connect with us in the manner they

Horace Mann Educators Corporation	Annual Report on Form 10-K 3

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
Worksite Division strategy
We provide protection products through the workplace as employee benefits or directly. The product set includes life insurance, group long- and short-term disability, supplemental cancer, supplemental heart, supplemental disability, supplemental accident and supplemental hospital indemnity. Group products may be paid for by the employer, or provided as optional benefits for employee purchase. Individual products provide the opportunity for a school, district or association to make valuable financial protection benefits directly available to employees. The Division also reaches adjacent public sector markets, including firefighters and municipal employers that had been served for decades by NTA and Madison National.
Our core worksite distribution strategy is to market through the benefit brokers and others that bring employer-sponsored solutions for educators and others who serve their communities directly to employer-decision makers as part of the benefit design process. Our benefit enrollment teams can support the roll out of group solutions or manage the enrollment process for individual products.
Our understanding of the educational market and specialized solutions package allows us to help these brokers design custom solutions that support recruitment and retention. For example, we can package our student loan solutions offering with other worksite benefits.
Following the integration of NTA and Madison National, we are focused on ensuring the infrastructure for our Worksite Division is responsive to the needs of our distribution partners, employers, educators and others who serve their communities. In 2023, one area of focus was enhancing the platforms used by marketing partners.
Human Capital Resources
Horace Mann has approximately 1,700 employees that work in four offices across the United States, including Springfield, Ill., Dallas, Tx., Madison, Wisc., and Cherry Hill, N.J., and throughout the country as part of our remote workforce.
Human Capital Oversight
We maintain policies and practices to attract top talent, maintain high levels of employee engagement, and increase retention. A few of our key organizational policies include our Code of Conduct, Diversity, Equity, and Inclusion (DEI) Strategy Statement, and Human Rights Statement.
The Board of Directors' Compensation Committee oversees human capital management and DEI strategies. Our Chief Human Resources Officer (CHRO) is the Executive Officer directly responsible for Human Capital Management. The CHRO regularly engages with senior management and the Board of Directors to discuss topics involving talent acquisition, employee retention, employee engagement, total rewards, and development.
Our Culture
Horace Mann fosters an inclusive organizational culture for all our employees by focusing on talent attraction and retention, employee engagement, DEI education and cultural competence, community connections, and workforce development.
Talent Attraction and Retention
Our talent sourcing strategies, community partnerships, and campus outreach are strategically designed to build diverse pipelines of qualified candidate pools to meet our current and future workforce needs. We take a proactive approach to identifying, assessing, and engaging with candidates that have the potential to fill current and future roles within our organization.

4 Annual Report on Form 10-K	Horace Mann Educators Corporation

Employee Engagement
We complete full, biennial employee engagement surveys as well as pulse surveys during the year to gauge employee feedback on our Total Rewards package, company culture, DEI, and organizational goals. We take appropriate actions to respond to the feedback collected. In 2022, 74% of employees participated in our employee engagement survey. Employees identified manager support and effectiveness, department collaboration, work flexibility, and inclusion as strengths. Areas where employees encouraged additional focus were total rewards enhancements, ensuring understanding and connection to our vision and strategy, and systems and change management processes. Our team designed action plans for each of these areas and activities continue toward improvement.
DEI Education
Our cross-functional DEI Council has two executive sponsors: our CHRO, and our Executive Vice President and General Counsel. The DEI Council efforts are led by our Vice President of Talent and Culture, who is guided by our DEI Strategy Statement and supported by our Code of Conduct, and Human Rights Statement.
Horace Mann maintains three employee resources groups, including Women’s Professional Network, Men’s Professional Network, and Allyship, our LGBTQA+ community and their allies. These groups focus on mentorship, inclusion, community support, and awareness.
For the past four years, Horace Mann was named to the Bloomberg Gender-Equality Index, which recognizes corporate commitment to transparency in gender reporting and advancing women’s equality. Employee demographic information is available in the Corporate Social Responsibility section of the Horace Mann website.
Community Connections
Many of our employees are active in their communities and are committed to charitable causes. To support employees and the causes important to them, the Horace Mann Educators Foundation matches employee donations up to $1,000 to qualified nonprofits annually.
Workforce Development
Employee training and development programs consist of instructor-led classes, peer-to-peer learning opportunities, and support for self-directed learning. We offer an intensive Emerging Leaders program to identify and develop future leaders. We also have a self-directed learning library of over 100 courses that employees can access to build their skills in customer service, performance improvement, leadership, and awareness of unconscious bias.
Employees and leaders follow a standard performance calendar that calls for quarterly discussions to benchmark progress and identify developmental opportunities and potential career paths.
Total Rewards Strategy
Our Total Rewards strategy is based on providing competitive compensation, comprehensive benefits, work/life flexibility, and robust employee training and development opportunities. All full- and part-time employees and employee agents who work a minimum of 20 hours per week are eligible for benefits, with no waiting period to access benefits. We continually evaluate our offerings against industry benchmarks and best practices to ensure our Total Rewards package helps to drive employee attraction and retention. We have no collective bargaining agreements with any employees.
Competitive Compensation
Horace Mann offers competitive salary and compensation packages. Every Horace Mann employee in good standing is eligible for an annual, company performance-based bonus and annual individual performance merit increases. We contribute three percent of every employee’s eligible earnings to their 401(k), regardless of their contribution status. We then match up to an additional five percent of each employee’s eligible earnings annually.
Comprehensive Benefits
We offer major medical coverage, group life and disability insurance, dental and vision insurance, and contribute up to $1,000 to employee health savings accounts annually.

Horace Mann Educators Corporation	Annual Report on Form 10-K 5

Horace Mann provides mental and physical health resources and incentives to help support employee wellness, including wellness reimbursement. Employees can also reference additional free resources to support mental and physical well-being in the Wellness HUB on the Wellness page of our intranet.
Work/Life Flexibility
Under our hybrid workforce model, more than 70% of our employees have the opportunity to work remotely for all or a portion of their work week. This provides employees with increased flexibility to balance their personal and professional lives without sacrificing their productivity at work.
Reporting Segments
In 2023, we conducted our business in two divisions. The Retail Division is made up of the Property & Casualty and Life & Retirement reporting segments, while the Worksite Division consists entirely of the Supplemental & Group Benefits reporting segment. The Corporate & Other reporting segment includes capital-raising activities and corporate-level transactions.
These segments are defined based on the way management organizes the business for making operating decisions and assessing performance. Management maintains discrete financial information for these segments to evaluate performance and allocate resources.
The calculations of segment data are described in more detail in Part II - Item 8, Note 17 of the Consolidated Financial Statements in this Annual Report on Form 10-K. Additionally, the business operations of each segment are explained in this section. The financial performance of each segment is discussed in Part II - Item 7 of this Annual Report on Form 10-K.

6 Annual Report on Form 10-K	Horace Mann Educators Corporation

Property & Casualty segment
Within the Retail Division, the Property & Casualty segment's primary insurance products include private passenger auto insurance, residential home insurance, and personal umbrella insurance.
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
358,215 auto risks in force and
168,219 property risks in force at December 31, 2023.
Geographic distribution
Our Property & Casualty business is geographically diversified. For the year ended December 31, 2023, based on direct premiums for all product lines, the top five states and their portion of total direct insurance premiums were California, 12.2%; Texas, 8.9%; North Carolina, 7.9%; Minnesota, 6.1%; and Georgia, 4.8%.
Competition
Competition in this market for personal protection products is from a number of national providers of personal lines insurance, including Allstate, Farmers, Liberty Mutual, Nationwide and State Farm, as well as a number of regional companies. We also compete for auto business with other companies such as GEICO, Progressive and USAA, many of which feature direct marketing distribution. A number of technology start-ups have also entered the market.
In our target market, we believe that our principal competitive advantages in the sale of property and casualty products are overall service, school partnerships, price, and name recognition.
$650.4 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our Property & Casualty subsidiaries are licensed to write business in 48 states and the District of Columbia.

Horace Mann Educators Corporation	Annual Report on Form 10-K 7

Catastrophe Losses (Pretax)(1)
The number of catastrophe events and the level of catastrophe losses can fluctuate significantly from year to year. Our catastrophe losses for the last five years are shown in the following table ($ in millions).

Year	Month	Event Description	States/Region	Total
2023				$97.6
	March	Wind and Thunderstorm	AL, GA, IN, KY, MS, NC, OH, OK, PA, TN, TX, VA	5.8
	May	Wind and Thunderstorm	CO, FL, GA, KS, MO, NC, ND, OK, SC, TN, TX, VA	5.2
	June	Wind and Thunderstorm	AL, AR, CO, FL, GA, KY, LA, MS, OK, SC, TN, TX	5.1
	June	Wind and Thunderstorm	AR, CO, GA, IA, IN, KY, MD, MI, NC, NE, NH, NY, PA,TN, TX, VA, WY	7.6
		Other single events less than $5.0 million		73.9
2022				$80.0
	May	Wind and Thunderstorm	MN, WI	5.5
	May	Wind and Thunderstorm	MN, NE, SD, WI	7.0
	May	Wind and Thunderstorm	MI, MN, NJ, OH, PA, TX, WI	7.4
	December	Winter Storm Elliott	Northern Plains, Midwest and North East	8.1
		Other single events less than $5.0 million		52.0
2021				$78.2
	February	Winter Storm Viola	AR, IL, LA, MO, OK, TN. TX	5.1
	August	Hurricane Ida	AL, AK, CT, DE, DC, FL, GA, KY, LA, MD, MA, MS, NJ, NU, NC, PA, RI, TN, VI, WV	24.0
	December	Wildfire Marshall	CO	5.3
		Other single events less than $5.0 million		43.8
2020				$84.4
	August	Derecho	IA, IL, IN, KS, MI, MN, MO, NE, OH, SD, WI	6.5
	August	Hurricane Laura	AR, LA, MS, TN, TX	9.5
	October	Hurricane Delta	AL, AR, GA, LA, MS, NC, SC, TX	3.3
	October	Hurricane Zeta	AL, GA, LA, MS, NC, SC	2.7
		Other single events less than $5.0 million		62.4
2019				$52.0
	May	Wind and Hail	CO, IA, IL, IN, KS, MO, NE, OH, OK, PA, WY	5.5
		Other single events less than $5.0 million		46.5
(1)    Net of reinsurance and before income tax benefits. Includes allocated loss adjustment expenses.

Fluctuations in catastrophe losses impact a property and casualty insurance company's claims and claim adjustment expenses incurred.

8 Annual Report on Form 10-K	Horace Mann Educators Corporation

Claims and Claim Expenses Incurred(1), 2021 - 2023 ($ in millions)
(1)    Claims and claim expenses incurred include the impact of prior years' reserve development as quantified in Property & Casualty reserves. Catastrophe totals are net of reinsurance and before income tax benefits.
Property & Casualty Reserves
Property & Casualty unpaid claims and claim expense reserves (reserves) represent management's best estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims that have been incurred but not yet reported (IBNR). We calculate and record a single best estimate of the reserve as of each reporting date in conformity with actuarial standards of practice. We engage an independent property and casualty actuarial consulting firm to prepare an independent study of our Property & Casualty reserves as of December 31 of each year. For additional information regarding the process used to estimate Property & Casualty reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending Property & Casualty insurance claims and claim expense reserves and prior years' reserve development recorded in each of the three years ended December 31, 2023, see Part I - Item 1A - Risk Factors - "Our property and casualty loss reserves may not be adequate", Part II - Item 7, Application of Critical Accounting Estimates and Results of Operations for the Property & Casualty Segment, and Part II - Item 8, Note 5 in the Consolidated Financial Statements of this Annual Report on Form 10-K.
All of our reserves for Property & Casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on the reserves.
Property & Casualty Reinsurance
All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge us from primary liability for the full amount of our risks, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Past due reinsurance recoverables as of December 31, 2023 were not material.
We maintain catastrophe excess of loss reinsurance coverage. For 2023, our catastrophe excess of loss reinsurance coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund. For 2023, the catastrophe excess of loss reinsurance contract consisted of three layers, each of which provided for one mandatory reinstatement. The coverage provided was 57% for the layer of $20.0 million excess of $30.0 million, 92% coverage for the layer of $40.0 million excess of $50.0 million and 95% coverage for the layer of $85.0 million excess of $90.0 million. For 2024, our retention will increase to $35.0 million and the catastrophe excess of loss reinsurance coverage will provide 89% coverage for the layer of $25.0 million excess of $35.0 million, 90% coverage for the layer of $35.0 million excess of $60.0 million, and 92% coverage for the layer of $90.0 million excess of $95.0 million.

Horace Mann Educators Corporation	Annual Report on Form 10-K 9

The following table identifies our most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (A.M. Best) and Standard & Poor's Global Inc. (S&P) as of January 1, 2024. No other single reinsurer's percentage participation in 2024 or 2023 exceeds 5%. We monitor reinsurers' financial strength by reviewing A.M. Best and S&P ratings.

A.M. Best Rating	S&P Rating	Reinsurer	Parent	2024	2023
A	A+	Lloyd's of London Syndicates		16.8%	15.5%
A+	AA-	Swiss Re Underwriters Agency, Inc.	Swiss Reinsurance Company, Ltd.	12.0%	10.6%
A++	A++	Transatlantic Reinsurance Company	Transatlantic Holdings, Inc.	11.1%	8.9%
NR	A+	R+V Versicherung AG	DZ BANK AG	9.0%	9.0%
A+	A+	Everest Reinsurance Company	Everest Re Group, Ltd.	7.5%	10.0%
A	AA+	SCOR Global P&C SE	SCOR SE	6.5%	6.5%
NR - Not rated.

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
For liability coverages in 2023, we reinsured each loss above a retention of $5.0 million per occurrence up to $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or risks issued by us to be involved in the same loss occurrence for coverage to apply. The clash event coverage is unchanged for 2024.
We market personal lines excess liability risks. The limits of these risks are $1.0 million to $5.0 million in excess of $0.5 million of underlying auto and homeowners liability coverage. In 2023, we reinsured these risks on a quota share basis with General Reinsurance Corporation who assumes 95% of losses, including allocated loss adjustment expenses and premiums for all states except Massachusetts and Rhode Island. For business written in Massachusetts and Rhode Island, the quota share portion is 75%. For 2024, the 95% quota share with General Reinsurance Corporation will be in run-off. Policies written in 2024 will be subject to a 25% quota share with Renaissance Reinsurance.
For auto insurance sold in Michigan, Personal Injury Protection (PIP) unlimited coverage is offered in compliance with Michigan state law. For these risks with unlimited coverage, we participate in the Michigan Catastrophic Claims Association (MCCA). For risks issued in 2023, MCCA reimbursed PIP losses including allocated loss adjustment expenses in excess of $0.6 million.
Our property and casualty insurance subsidiaries are members of an intercompany pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's statutory capital and surplus rather than just on its own statutory capital and surplus. Under such arrangements, the members share substantially all insurance business that is written and allocate the combined premiums, losses, and expenses.

10 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

In 2023, 45.2% of net annuity contract deposits* were for 403(b) tax-qualified annuities. At year-end 2023, 56.1% of accumulated annuity value on deposit was 403(b) tax-qualified. To further assist registered representatives in delivering our value proposition, we have entered into third-party vendor agreements to market 529 college savings programs and provide brokerage clearing arrangements.
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
During 2023, the average face amount of individual life insurance policies issued by us was approximately $209,000 and the average face amount of individual life insurance policies in force at December 31, 2023 was approximately $127,000. Life insurance in force rose to $20.5 billion at year-end.

Horace Mann Educators Corporation	Annual Report on Form 10-K 11

Retirement assets under management
We market both fixed and variable annuity contracts, primarily on a tax-qualified basis. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2023 was $5.2 billion, net of reinsurance.
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

223,118 annuity contracts in force at December 31, 2023.

Variable annuities combine a fixed account option with equity-linked and bond-linked sub-account options. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, contractholders are able to choose the investment mix that matches their personal risk tolerance and retirement goals. As of December 31, 2023, we had 118 variable sub-account options including funds managed by some of the larger participants in the mutual fund industry.
Annuities are marketed under the Personal Retirement Planner annuity series, which includes a flexible premium deferred variable annuity, a flexible premium deferred fixed indexed annuity, a single premium deferred fixed annuity and a single premium immediate annuity. Consistent across all of these products is the elimination of any surrender charges for early withdrawal.
We also have funding agreements as part of our participation in the FHLB program that provide an additional source of spread-based income.
Retirement assets under administration
In addition to annuities, we market the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans. This platform combines a wide array of mutual funds integrated with a group unallocated fixed annuity stable value fund. This platform provides us with greater flexibility to offer customized 403(b)(7) and other qualified plan solutions to better meet the needs of school districts and other non-for-profit plan sponsors. In 2019, we acquired a recordkeeping administrator, Benefit Consultants Group, Inc. (BCG) and we migrated the administration of our Horace Mann Retirement Advantage® platform from a third-party vendor to the BCG platform. We offer our group unallocated fixed annuity and Horace Mann Stable Value Solution, as an option within a number of the 401(k) plans administered by BCG. BCG had $1.1 billion of recordkeeping assets under administration as of December 31, 2023.

12 Annual Report on Form 10-K	Horace Mann Educators Corporation

Retirement Assets Under Administration, 2021 - 2023 ($ in billions)
Geographic distribution
Our Life & Retirement business is geographically diversified. For the year ended December 31, 2023, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct premiums and contract deposits were Pennsylvania 10.3%; Minnesota, 6.3%; North Carolina 5.8%; Virginia, 5.4%; and Indiana, 5.3%.
Competition
National providers of annuities and other financial service platforms that serve the retirement needs of educators and others that serve the community, include AXA; Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company; Security Benefit; Teachers Insurance and Annuity Association – College Retirement Equities Fund; The Variable Annuity Life Insurance Company, a subsidiary of Corebridge Financial.; and Voya Financial, Inc. Select mutual fund families and financial planners also compete in this marketplace.
We believe that our principal competitive advantages in the sale of retirement products and life insurance are school-based sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.
$610.7 million in direct premiums and contract deposits, defined as premiums collected before reinsurance as determined under statutory accounting principles. Our principal life subsidiary is licensed to write business in 49 states and the District of Columbia.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 13

Annuity Reinsurance
We reinsure a $3.1 billion block of in force fixed and variable annuity business with a minimum crediting rate of 4.5%. The reinsured fixed business represents approximately 50% of our in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet our risk management objectives. Under the annuity reinsurance agreement, approximately $2.4 billion of fixed annuity reserves are reinsured on a coinsurance basis. The separate account assets and liabilities of approximately $0.7 billion are reinsured on a modified coinsurance basis and thus, remain on our consolidated financial statements, but the related results of operations are fully reinsured. The annuity reinsurance agreement does not expose the reinsurer (RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Incorporated) to a reasonable possibility of a significant loss from insurance risk. Therefore, we recognize the annuity reinsurance agreement using the deposit method of accounting.
Life Reinsurance
The maximum individual life insurance risk retained by our Life segment is $500,000 on any individual life. The excess of the amounts retained are reinsured with life reinsurers that are rated A (Excellent) or above by A.M. Best. We also maintain a life catastrophe reinsurance program. In 2023, we reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. For 2024, our catastrophe risk coverage is unchanged. Our life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
Supplemental & Group Benefits segment
Within the Worksite Division, the Supplemental & Group Benefits segment offers employer-sponsored products including accident, critical illness, limited-benefit fixed indemnity insurance, term life, short-term disability and long-term disability, as well as worksite direct products including supplemental heart, supplemental cancer, supplemental disability and supplemental accident coverages. We also have funding agreements as part of our participation in the FHLB program that provide an additional source of spread-based income.
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

269,337 total worksite direct policies in force and 826,447 total employer-sponsored covered lives at December 31, 2023

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

14 Annual Report on Form 10-K	Horace Mann Educators Corporation

Our typical worksite direct supplemental policies provide "HIPAA Excepted" benefits with simplified underwriting. They are most often purchased after face-to-face consultation and discussion in the workplace, often during a benefit enrollment process. Payment for worksite direct supplemental products can be made directly to Horace Mann via recurring bank draft or credit card payments or through payroll deduction. These products offer defined benefit amounts that are paid directly to the insured, and are payable in addition to any other insurance coverages. An insured can use the supplemental payments to cover medical or non-medical costs.
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
$153.9 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our principal employer-sponsored insurance subsidiary is licensed to write business in 49 states, the U.S. Virgin Islands and the District of Columbia.
$120.1 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our principal worksite direct insurance subsidiary is licensed to write business in all 50 states, the U.S. Virgin Islands and the District of Columbia.
Geographic distribution of business
Our employer-sponsored line of business is concentrated in the Upper Midwest, while our worksite direct business is concentrated in the Southern states including California. This provides opportunities for growth for both lines of business. For the year ended December 31, 2023, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits for the worksite direct business were California, 28.7%; Texas, 13.1%; Florida, 6.7%; North Carolina, 5.7%; and Louisiana, 5.5%. The top five states for the employer-sponsored business were Minnesota, 16.0%; Wisconsin, 13.1%; Indiana, 9.0%; Pennsylvania, 8.8%; and Michigan, 8.1%.
Competition
Competition in this market for employee benefit products is from a number of national and regional providers of disability, accident, and health insurance, including Aflac, American Fidelity, Colonial (a subsidiary of Unum),

Horace Mann Educators Corporation	Annual Report on Form 10-K 15

Reliance Standard, The Standard, Trustmark, and Washington National (a subsidiary of CNO). Other carriers, such as Guardian, MetLife, Securian, and Voya, offer similar group products although, typically, focused on large cases in the private sector. A number of additional carriers have also entered parts of this market.
In our target market, we believe that our principal competitive advantages in the sale of supplemental and employer-sponsored products are overall service, product features, school and union partnerships, price, and name recognition.
Employer-Sponsored Reserves
Employer-sponsored unpaid claims and claim expense reserves (reserves) represent management's best estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims IBNR. We calculate and record a single best estimate of the reserve as of each reporting date in conformity with actuarial standards of practice. For additional information regarding the process used to estimate employer-sponsored reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending employer-sponsored insurance claims and claim expense reserves and prior years' reserve development recorded for the year ended December 31, 2023, see Part I - Item 1A - Risk Factors - "Actual experience may differ from actuarial assumptions, which could adversely affect our results of operations and financial condition", Part II - Item 7, Results of Operations for the Supplemental & Group Benefits Segment, and Part II - Item 8, Note 5 of the Consolidated Financial Statements of this Annual Report on Form 10-K.
Employer-Sponsored Reinsurance
We retained approximately 73.5% of gross and assumed group disability and specialty health benefits in 2023. We have legacy blocks of individual life, annuity and long term care benefits that are effectively 100% ceded and are in run off. We purchase quota share reinsurance and excess reinsurance in amounts deemed appropriate by our risk committee. We monitor our retention amounts by product line and have the ability to adjust our retention as appropriate.
Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, we are able to write policies in amounts larger than we could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy.
The following reinsurers represent approximately 98.0% of total ceded premium for the year ended December 31, 2023:

A.M. Best Rating		% of
	Reinsurer	Ceded Premiums
A	National Guardian Life Insurance Company	59.0%
A-	Clear Spring Life and Annuity Company	26.0%
A+	RGA Reinsurance Company	13.0%
	Total:	98.0%
We remain liable with respect to the insurance in force, which has been reinsured in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The ceding of reinsurance does not discharge us from the primary liability of the insured.
Worksite Direct Reserves
Worksite direct policy reserves represent our best estimate of the present value of future ultimate benefits, net of future premiums, to be provided for cancer, heart, hospital, supplemental disability and accident claims. The reserves are a single best estimate calculated in accordance with actuarial standards of practice. Unpaid claims and claim expenses provide provisions for claims reported to us plus an estimated accrual for claims IBNR. For additional information regarding the process used to estimate worksite direct reserves and the risk factors involved, see Part I - Item 1A - Risk Factors - "Actual experience may differ from actuarial assumptions, which could adversely affect our results of operations and financial condition”, Part II - Item 7, Results of Operations for the Supplemental & Group Benefits Segment, and Part II - Item 8, Note 6 of the Consolidated Financial Statements of this Annual Report on Form 10-K.

16 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Investments
Our investments support our policy liabilities by serving as a resource for payment of benefits, losses, and expenses and as incremental source of income to support operations. Our strategy is primarily focused on generating income while balancing principal protection and investment risk. Our investment objectives are implemented through portfolios managed by external investment managers with internal management oversight that primarily emphasize investment grade fixed maturity securities that consider the anticipated duration of our liabilities. In addition to these securities, we also invest in limited partnership interests that are managed internally (which include commercial mortgage loan funds) and equity securities that are managed by external investment managers with internal management oversight to help improve returns. Our short-term investments include money market funds, commercial paper, U.S Treasury bills and other short-term investments that support our management of liquidity and investment strategies. Our other investments include Federal Home Loan Bank of Chicago (FHLB) common stock, mortgage loans, and derivatives that support our other business operations and are not speculative investments.
We have separate investment strategies and guidelines for our Property & Casualty, Life & Retirement and Supplemental & Group Benefits portfolios, which recognize different characteristics of the associated insurance liabilities, as well as different tax and regulatory environments. We manage interest rate exposure for our portfolios through asset/liability management techniques that consider the duration of the assets compared to the duration of the insurance policy liabilities. Duration of assets and liabilities will generally differ only because of opportunities to increase yields or because policy values are not interest rate sensitive, as is the case in Property & Casualty and Supplemental & Group Benefits.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 17

Investment Portfolio as of December 31, 2023

($ in millions)	% of Total Fair Value	Fair Value
		Total	Life & Retirement	Supplemental & Group Benefits	Property & Casualty(7)	Amortized Cost, net
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. Government and agency obligations:(1)
Mortgage-backed securities	9.6%	$653.2	$457.3	$104.8	$91.1	$713.4
Other, including U.S. Treasury securities	5.7	388.7	320.3	35.8	32.6	452.0
Investment grade corporate and public utility bonds	17.1	1,168.6	828.8	178.7	161.1	1,298.3
Non-investment grade corporate and public utility bonds(2)	1.3	91.7	68.0	6.7	17.0	95.2
Investment grade municipal bonds	17.6	1,202.7	847.4	115.1	240.2	1,267.0
Non-investment grade municipal bonds(2)	0.4	29.8	18.3	2.7	8.8	31.1
Investment grade other asset-backed securities(3)	15.8	1,080.1	853.9	136.1	90.1	1,112.1
Non-investment grade other asset-backed securities(2)(3)	0.3	18.3	18.1	0.2	—	16.8
Foreign government bonds	0.3	22.0	22.0	—	—	23.1
Redeemable preferred stock	0.1	15.4	14.6	0.8	—	16.3
Equity securities:
Non-redeemable preferred stocks, investment grade	0.8	54.5	49.4	5.1	—	54.5
Non-redeemable preferred stocks, non-investment grade	0.2	13.9	12.1	0.8	1.0	13.9
Common stocks	—	1.1	1.1	—	—	1.1
Closed-end fund	0.2	16.5	—	—	16.5	16.5
Short-term investments(4)	1.9	132.9	36.4	45.3	51.2	132.9
Total publicly traded securities	71.6	4,889.4	3,547.7	632.1	709.6	5,244.2
Other Invested Assets:
Investment grade private placements	7.4	503.9	461.0	42.9	—	556.4
Non-investment grade private placements(2)	0.8	61.2	51.0	10.2	—	71.4
Mortgage loans(5)	0.6	43.2	39.3	3.9	—	43.2
Policy loans(5)	2.1	141.4	140.5	0.9	—	141.4
Limited partnership interests(8)	16.7	1,138.8	816.1	122.1	200.6	1,138.8
Other	0.8	52.6	47.3	4.3	1.0	42.7
Total other invested assets	28.4	1,941.1	1,555.2	184.3	201.6	1,993.9
Total investments(6)	100.0%	$6,830.5	$5,102.9	$816.4	$911.2	$7,238.1
(1)All investment grade that includes $341.3 million fair value of investments guaranteed by the full faith and credit of the U.S. Government and $700.7 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. Government.
(2)A non-investment grade rating is assigned to a security when it is acquired or when it is downgraded from investment grade, primarily on the basis of the S&P rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. (Moody's) or Fitch Ratings, Inc. (Fitch) rating for such security, or if there is no S&P, Moody's or Fitch rating, the NAIC rating for such security. The rating agencies monitor securities and their issuers regularly, and make changes to the ratings as necessary. We incorporate rating changes on a monthly basis.
(3)Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized loan obligations.
(4)Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments of $132.9 million are all money market funds and are not rated.
(5)Mortgage loans are carried at amortized cost, net and policy loans are carried at unpaid principal balances.
(6)Approximately 7.3% of our investment portfolio, having a carrying amount of $479.4 million as of December 31, 2023, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support. municipal bonds represented $339.5 million of the carrying amount.
(7)Includes $0.2 million of fixed maturity securities, $1.0 million of equity securities and $2.1 million of short-term investments held in Corporate & Other.
(8)Limited partnership interests are accounted for using the equity method of accounting.

18 Annual Report on Form 10-K	Horace Mann Educators Corporation

Fixed Maturity Securities
For reporting purposes, we have classified the entire portfolio of fixed maturity securities as available for sale and the portfolio is carried at fair value. An adjustment for net unrealized investment gains (losses) on fixed maturity securities available for sale is recognized as a separate component of accumulated other comprehensive income (loss) (AOCI) within shareholders' equity, net of applicable deferred taxes. Fixed maturity securities held for indefinite periods of time include securities that we intend to use as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors, other than securities that are in an unrealized loss position for which we have the stated intent to hold until recovery.
Fixed Maturity Securities Portfolio as of December 31, 2023

	% of Fixed Maturity Securities Portfolio	% of Total Investment Portfolio
Investment grade	92.6%	71.0%
Non-investment grade	7.4%	6.0%

Average credit quality	A+	A+
Average option-adjusted duration (years)	6.0	6.4
Percent maturing in next 5 years	33.0%	25.3%
Cash Flow
Information regarding our sources and uses of cash, including payment of principal and interest with respect to our indebtedness, and payment of dividends to our shareholders, is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements and in Part II - Item 7, Liquidity and Capital Resources of this Annual Report on Form 10-K.
The ability of our insurance subsidiaries to pay cash dividends to us is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2024 from all of our insurance subsidiaries without prior regulatory approval is approximately $112.3 million, excluding the impact and timing of prior year dividends, of which $127.5 million was paid during the year ended December 31, 2023.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 19

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
In addition to individual state monitoring and regulation, state regulators develop coordinated regulatory policies through the National Association of Insurance Commissioners (NAIC). States have adopted NAIC risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on our insurance subsidiaries. As of December 31, 2023 and 2022, statutory capital and surplus of each of our insurance subsidiaries were above required levels. States have also adopted the NAIC's U.S. Own Risk and Solvency Assessment which requires insurance companies to submit their own assessment of their current and future risks and provide a consolidated group-level perspective on risk and capital formulated through an internal risk self-assessment process.
Regulation of insurance continues to evolve. Some changes arise as a result of economic developments, such as changes in investment laws made to recognize new investment products or to respond to perceived investment risks, while others reflect concerns about insurance availability, prices, enterprise risk management guidelines, allegations of unfair-discriminatory pricing, underwriting practices, or solvency concerns. For example, many states impose restrictions on the ability of an insurer to withdraw from certain lines of business. Over the past several years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, use of credit information in underwriting and rating, insurance rate development, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies.
Regulation at Federal Level
Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and retirement business include employee benefits regulation, standards applied to employer sponsored retirement plans, standards applied to broker-dealers and investment advisers, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry antitrust exemption, and minimum solvency requirements. Also, see Part I - Item 1A of this Annual Report on Form 10-K. In 2022, the SEC proposed a new disclosure rule that would require public companies to disclose on several climate-related factors, including climate-related risk management and greenhouse gas emissions, among others. This rule is expected to be finalized in 2024. Other federal regulations such as the Patient Protection and Affordable Care Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact our business.
The variable annuities underwritten by Horace Mann Life Insurance Company (HMLIC) are regulated by the SEC. Horace Mann Investors, Inc., and BCG Securities, Inc. (BCGS), our broker-dealer and Registered Investment Adviser subsidiaries, are also regulated by the SEC, the Financial Industry Regulatory Authority, Inc. (FINRA), the Municipal Securities Rule-making Board and various state securities regulators.
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

20 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Privacy and Cybersecurity
We are subject to various federal and state laws and regulations with respect to privacy, data protection and cybersecurity. Some states have adopted NAIC’s Insurance Data Security Model Law, which establishes standards for data security and the investigation and notification of cybersecurity events. In 2023, the SEC adopted a new cybersecurity disclosure rule for public companies. This rule requires that public companies report material cybersecurity incidents on a Form 8-K within four business days of the materiality determination. In addition, state privacy laws continue to evolve. The California Consumer Privacy Act went into effect in January 2020, and provides additional privacy rights for California residents by enacting the California Privacy Rights Act, which became effective January 1, 2023. Colorado, Connecticut, Utah and Virginia have enacted similar privacy laws, all of which became effective in 2023. Federal and state regulators are expected to continue to enact legislation related to privacy and cybersecurity, which may require additional compliance efforts and changes to policies, procedures and operations.
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
Our Board oversees our Enterprise Risk Management Committee’s risk assessments and risk mitigation strategies, including recommended actions to address climate change risks. These actions include managing climate risks through our ongoing risk assessments to help us improve the accuracy of our climate-related risk models, refine how we price and underwrite policies, and avoid an over concentration of insurance coverages and investments in geographies likely to be affected by climate risk. We also have in place a conservative reinsurance program as an additional layer of protection against large property and casualty catastrophe losses. Our 2024 coverage for $30 million to $175 million of losses shares the risk with other insurance companies.
We also are working to mitigate the impact of climate risks on our results. Rising temperatures and changing weather patterns in recent years are widely associated with more frequent and severe weather events and natural catastrophes, leading to higher insurance claims and costs and creating additional uncertainty as to future trends and exposures. We want to be there for our customers in the event of a loss of our customers' property and help them recover from hurricanes, windstorms, hail, severe winter weather, wildfires and earthquakes. We are actively monitoring trends in the frequency and severity of events and ongoing academic research on potential future impacts of climate change on weather volatility and will consider options to adjust our views on risk as new information becomes available. Members of the ERM Committee are responsible for updates to the Board and various Board committees on key risks and emerging risk topics.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 21

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
Within Horace Mann, ERM is an ongoing assessment process used to identify and manage or mitigate risk, which will continue to influence our strategy and direction. The ERM Committee objectives include the following:

22 Annual Report on Form 10-K	Horace Mann Educators Corporation

•Apply appropriate consideration to risk in strategic and operational decision-making
•Define and communicate risk appetite and risk management policies
•Approve and oversee processes aimed at identifying, evaluating, and managing risk
•Monitor and discuss emerging risks and risk management capabilities
The ERM Committee is composed of senior executives from across Horace Mann and has ultimate oversight over the risk management process, with each leader having ownership and accountability over certain identified key risks. Our Chief Risk Officer (CRO), in conjunction with the ERM Committee, is responsible for working with the business leaders to ensure that they are actively monitoring and managing their key risks. The CRO is also responsible for identifying and monitoring key corporate level risks that encompass more than one business/division. There is ongoing and regular communication within the ERM Committee.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 23

Risks Related to Economic Conditions, Market Conditions and Investments
Volatile financial markets and adverse economic environments can affect financial market risk as well as our financial condition and results of operations.
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy, as well as by the global economy to the extent it affects the U.S. economy. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, derivative prices and availability, and volatility of capital markets. In an economic downturn characterized by higher unemployment and lower family income, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate assumptions, and increased lapses or surrenders of policies. Such adverse changes in the economy could negatively affect our earnings and have a material adverse effect on our financial condition, results of operations and our ability to receive dividends from our insurance subsidiaries.
Significant market volatility in reaction to geopolitical risks, changing monetary policy, and uncertain fiscal policy may exacerbate some of the risks we face. Equity and credit market volatility may reduce net investment income from limited partnership interests accounted for using the equity method of accounting, negatively impacting the results of operations. Declining equity markets may also decrease separate account values as well as fixed account values of our retirement products, reducing certain fees generated by these products.
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
Changes in interest rates could have a material adverse effect on our financial condition and results of operations.
Some of our products and investments expose us to interest rate risks which may reduce our investment spread and net income or increase our capital requirements.
Low interest rates may reduce income from our investment portfolio and increase our future policy benefit reserves. In addition, during periods of sustained lower interest rates, we may need to reinvest proceeds from certain investments at a lower yield, reducing our investment income. Moreover, borrowers may prepay or redeem the fixed income securities and loans in our investment portfolio with greater frequency. Although we may be able to lower interest crediting rates to help offset decreases in spread on Retirement products, our ability to lower these rates is limited to our products that have adjustable interest crediting rates, which could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our investment spread on Retirement products may decrease or become negative.
During periods of declining interest rates, life insurance and annuity products may be more attractive investments to consumers, resulting in increased premium payments on certain products, repayment of policy loans and increased persistency, while our new investments carry lower returns. During periods of declining interest rates, our future policy benefit reserves would increase due to the impact on discount rates.
Interest rate increases may also harm our profitability. During periods of rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, and decreased sales. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses. Interest rate increases may harm the value of our investment portfolio, for example by decreasing the estimated fair values of fixed income securities. Furthermore, if interest rates rise, our unrealized gains on fixed income securities will decrease and our unrealized losses may increase. In addition, our investment borrowings from the Federal Home Loan Bank are secured by collateral, the fair value of which can be significantly impacted by general market conditions. If the fair value of pledged collateral falls

24 Annual Report on Form 10-K	Horace Mann Educators Corporation

below specific levels, we would be required to pledge additional eligible collateral or repay all or a portion of the investment borrowings, resulting in reduced investment income. Finally, an increase in interest rates may decrease fee income associated with the decline in the value of variable annuity account balances invested in fixed income funds.
Our investment portfolios are subject to the risk of loss.
The success of our investment strategy is crucial to the success of our business. We are exposed to investment risk through our investments, which primarily consist of public and private fixed maturity securities, equity securities and alternative assets including private equity, commercial mortgage loan and real estate funds.
Investment risk may result from (1) economic conditions, (2) adverse capital market conditions, including disruptions in individual market sectors or a lack of buyers in the marketplace, (3) volatility, (4) credit spread changes, (5) benchmark interest rate changes, and (6) declines in the value of underlying collateral. These factors may impact the credit quality, liquidity, and value of our investments, potentially resulting in higher capital charges and unrealized or realized losses. Also, certain investments we hold, regardless of market conditions, are relatively illiquid and our ability to promptly sell these assets for their full value may be limited.
We report our fixed maturity securities and other financial instruments at fair value. Valuations may include inputs and assumptions that are less observable or require greater estimation, particularly during periods of market disruption, resulting in values which may be higher or lower than the value at which the investments may ultimately be sold. Further, rapidly changing, and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported in our financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
We evaluate our investment portfolio for credit losses. There can be no assurance that we have accurately assessed the level of credit losses taken. Additional credit losses may need to be taken in the future, and historical trends may not be indicative of future credit losses. Any event reducing the value of our securities may have a material adverse effect on our business, results of operations, or financial condition.
Strategic Risks
The personal lines insurance, retirement and supplemental group benefit markets are highly competitive and our financial condition and results of operations may be adversely affected by competitive forces.
We operate in a highly competitive environment and compete with numerous insurance companies, as well as mutual fund families, independent agent companies and financial planners. In some instances and geographic locations, competitors have specifically targeted the educator marketplace with specialized products and programs. We compete in our target market with a number of national providers of personal auto and property insurance, life insurance, retirement products and supplemental group benefits.
The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, more sophisticated product pricing, greater economies of scale and/or lower-cost marketing approaches compared to us. In our target market, we believe that the principal competitive factors in the sale of property and casualty insurance products and supplemental insurance products are overall service, worksite sales and service, price, and name recognition. We believe that for our market, the principal competitive factors in the sale of retirement products, life insurance products and supplemental group benefits are worksite sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 25

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
In the Retirement business, there are several factors driving increased competition. First, the current IRS Section 403(b) regulations have made the 403(b) market similar to the 401(k) market. These changes have increased and could continue to increase the number of competitors in the 403(b) market, as it has become more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, which had not previously been active competitors in this business. Further, while not yet widespread, there has been continued pressure in some states to adopt state-sponsored or mandated 403(b) plans with single-provider or limited-provider options; this pressure has come from competitor lobbying efforts and state legislature pension reform initiatives. The inability of our insurance subsidiaries to compete successfully in these circumstances could adversely affect their financial condition and results of operations and the resulting ability to distribute cash to us.
The development and maintenance of our various distribution channels are critical to growth in product sales and profits.
Our success in marketing and selling our products is largely dependent upon the efforts of our independent exclusive agent sales force and the success of their agency operations. If we are unable to recruit additional agents, fail to develop and retain high-producing agents, are unable to maintain the productivity of those agency operations, or are unable to maintain market penetration in existing territories, sales of our products could likely decline and our financial condition and results of operations could be adversely affected.
We also distribute group benefits under agreements with third-party distribution partners with distribution highly concentrated in one partner. If we are unable to retain our critical distribution partner or are unable expand to additional distribution partners, our sales could be adversely impacted.
In addition, a failure to effectively develop new methods of reaching consumers or realize cost efficiencies could impact our ability to grow our business and generate revenues as new sales could suffer.
If we are not able to maintain secure access to educators, our financial condition and results of operations could be adversely affected.
Our ability to successfully increase new business in the educator market is largely dependent on our ability to effectively access educators either in their school buildings or through other approaches. While this is especially true for the sale of 403(b) tax-qualified retirement products via payroll deduction and worksite direct sales, any significant decrease in access, either through fewer payroll slots, increased security measures, impacts of state or federal level pension reform initiatives, or for other reasons, could adversely affect the sale of all lines of business and require us to change our traditional approach to worksite marketing and promotion, as well as contact with potential customers. With the current IRS regulations regarding Section 403(b) arrangements, including retirement products, our ability to maintain and increase our share of the 403(b) market, and the access it gives for other product lines, will depend on our ability to successfully compete in this market. Some school districts and benefit consultants have placed emphasis on the relative financial strength ratings of competing companies, as well as low-cost product and distribution approaches, which may put us at a competitive disadvantage relative to other more highly rated insurance companies.
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

26 Annual Report on Form 10-K	Horace Mann Educators Corporation

We accounted for the NTA and Madison National acquisitions using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recognized on our consolidated balance sheet at their respective fair values as of the acquisition date, including recognition of intangible assets. Any excess of the purchase consideration over the fair value of the acquired net tangible and intangible assets is recognized as goodwill.
As of December 31, 2023, the Company's Consolidated Balance Sheet reflected goodwill of $34.9 million and intangible assets of $156.9 million recognized in connection with the recent acquisitions (see Part II - Item 8, Note 9 of the Consolidated Financial Statements for more information). To the extent the acquisitions do not provide the modeled returns, the value of goodwill or intangible assets could become impaired and thus, we may be required to recognize material non-cash charges relating to such impairment, which could adversely affect our results of operations.
Operational Risks
A catastrophe event, a series of multiple catastrophe events or a series of non-catastrophe severe weather events could have a material adverse effect on our financial condition and results of operations.
Underwriting results of property and casualty insurers are subject to weather and other conditions prevailing in an accident year. While one year may be relatively free of major weather or other disasters, not all of which are designated by the insurance industry as a catastrophe, another year may have numerous such events causing results for such a year to be materially worse than for previous years.
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
•potential inflation of property and auto repair costs in the affected area;
•supply chain interruptions resulting in cost increases, including availability of services and materials;
•the occurrence of multiple catastrophes in a geographic area over a relatively short period of time; and
•the outcome of litigation which may be filed against us by policyholders, state attorneys general and other parties relative to loss coverage disputes and loss settlement payments.
Based on 2023 direct premiums earned, 58.9% of the total annual premiums for our Property & Casualty business were for policies issued in the ten largest states in which the insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, Texas, North Carolina, Minnesota, Georgia, South Carolina, and Louisiana.
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

Reserves do not represent an exact calculation of liability. Reserves represent estimates, generally involving actuarial projections at a given time, of what the insurance subsidiaries expect the ultimate settlement and adjustment of claims will cost, net of salvage and subrogation. Estimates are based on assessments of known facts and circumstances, assumptions related to the ultimate cost to settle such claims, estimates of future trends in claims severity and frequency, changing judicial theories of liability and other factors. These variables are affected by both internal and external events, including changes in claims handling procedures, economic inflation, unpredictability of court decisions, plaintiffs' expanded theories of liability, risks inherent in major litigation and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Significant reporting lags may exist between the occurrence of an insured event and the time it is reported. Our insurance subsidiaries adjust their reserve estimates regularly as experience develops and further claims are reported and settled.
The rise in inflation in recent periods has significantly increased our loss costs in our auto and property businesses. It is possible that inflation could remain at elevated levels for a prolonged period, or increase from these high levels, which could in turn lead to further increases in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “longer tail,” such as auto liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. Recent changes in the macroeconomic environment have impacted medical labor and materials costs, the potential persistency of which could result in future loss costs which are higher than our current expectations. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during volatile or uncertain economic conditions, due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting or adjudication of claims, and supply chain constraints.
Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, we cannot be certain that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our financial condition and results of operations.
Actual experience differing significantly from our life pricing and reserving assumptions could negatively affect our results of operations and financial condition.
The profitability of our supplemental insurance, life insurance, and annuity products depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for our future policy benefits and claims. The premiums we charge and the liabilities we hold for future policy benefits are based on assumptions reflecting several factors, including the amount of premiums we will receive in the future, rate of return on assets we purchase, expected claims, mortality, morbidity, lapse rates and expenses. In addition, for our supplemental products, historical results may not be indicative of future performance due to, among other things, changes in our mix of business, regulatory actions or changes in legal doctrine impacting our products or lines of business, or any number of economic cyclical effects including inflation.
Due to the nature of the underlying risks and the degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot precisely determine the amounts we will ultimately pay to settle these liabilities, the timing of such payments, or whether the assets supporting the liabilities, together with future premium, will be sufficient to satisfy the liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which my harm our financial strength and reduce our profitability.
A large-scale pandemic, the occurrence of terrorism or military actions may have an adverse effect on our business.
A large-scale pandemic, the occurrence of terrorism or military and other actions may result in loss of life, property damage, and disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets, changes in interest rates, reduced liquidity and economic activity caused by a large-scale pandemic. Additionally, a large-scale pandemic or terrorist act could have a material effect on sales, liquidity and operating results.

28 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
The full extent to which pandemics or terrorist acts could affect the global economy, the financial markets and our business, our financial condition and our results of operations will depend on future developments and factors that cannot be predicted.
Climate change may adversely affect our financial position, results of operations and cash flows.
Climate change presents risk to us and there are concerns that the increased frequency, severity and geographic spread of weather-related catastrophes and other losses, as well as time of year of occurrence are indicative of changing weather patterns, whether as a result of climate-warming trends (global climate change) caused by human activities or otherwise, which could cause such events to persist. Increased weather-related catastrophes could lead to higher overall losses, which we may not be able to recoup, particularly in a highly regulated and competitive environment, and higher reinsurance costs. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This could also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or hail and wind activity, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of rising sea levels or other catastrophe losses as a result of global climate change may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required.
In the short term, extreme weather conditions cause financial impacts and disruptions in our daily Property & Casualty operations. We have experienced millions of dollars in losses from catastrophes such as hurricanes, wildfires, wind, and thunderstorms. Catastrophes can also impact a property and casualty insurance company's claims and claim adjustment expenses incurred.
In addition, global climate change could have an impact on our fixed maturity securities and limited partnership portfolios, resulting in realized and unrealized losses in future periods that could have a material adverse effect on our financial position, results of operations and cash flows. It is not possible to foresee which, if any, assets,

Horace Mann Educators Corporation	Annual Report on Form 10-K 29

industries or markets may be materially and adversely affected, nor is it possible to foresee the magnitude of such effect.
Further, it is also possible that the legal, regulatory and social responses to climate change could have an adverse effect on our financial condition, results of operations and cash flows. In 2022, the SEC proposed a new disclosure rule that would require public companies to disclose on several climate-related factors, including climate-related risk management and greenhouse gas emissions, among others. This rule is expected to be finalized in 2024. We expect that changes in these laws, regulations and proposals could negatively impact our business, including by increasing our legal, compliance and information technology costs. For additional impacts from the regulatory environment, see Part I - Item 1A - Risk Factors - 'Legal, statutory and regulatory developments could adversely impact our business by increasing costs or making our business less profitable."
Cybersecurity breaches could have an adverse effect on our business and reputation.
Cybersecurity threats and incidents have increased in recent years in frequency, levels of persistence, sophistication and intensity, and we may be subject to heightened cyber-related risks. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems, our proprietary systems, and systems of our third-party service providers. We have implemented and maintain what we believe to be reasonable security measures, but we cannot guarantee that the controls and procedures we have in place to protect or recover our respective systems and the information stored on such systems will be effective, successful or sufficiently rapid to avoid harm to our business. Moreover, while we generally perform cybersecurity due diligence on our key service providers, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws, regulations, rules, standards and contractual obligations, we may be held responsible for cyber-attacks, security breaches or other similar incidents attributed to our service providers as they relate to the information we share with them.
Cybersecurity threats are evolving in nature and becoming increasingly difficult to detect, and may come from a variety of sources, including organized criminal groups, “hacktivists,” terrorists, and nation state-supported actors. These threats include, among other things, computer viruses, worms, malware, ransomware, denial of service attacks, defective software, credential stuffing, social engineering, phishing attacks, human error, fraud, theft, or improper access by employees or service providers, and other similar threats. Any cybersecurity incident, including system failure, cyber-attacks, security breaches, disruption by malware or other damage, with respect to our or our service providers’ information technology systems, could interrupt or delay our operations, result in a violation of applicable cybersecurity, privacy, data protection or other laws, regulations, rules, standards or contractual obligations, damage our reputation, cause a loss of customers or expose sensitive customer data, give rise to civil litigation, injunctions, damages, monetary fines or other penalties, subject us to additional regulatory scrutiny or notification obligations, and/or increase our compliance costs, any of which could adversely affect our business, financial conditions and results of operations.
We may not be able to anticipate all cyber-attacks, security breaches or other similar incidents, detect or react to such incidents in a timely manner, or adequately remediate any such incident. In addition, recent disclosure requirements add additional risk that bad actors might use the information with malicious intent, exacerbating the impacts of a breach. While management is not aware of any cyber-attack, security breach or other similar incident that has had a material effect on our operations, there can be no assurances that such an incident that could have a material impact on us will not occur in the future.
Further, the cybersecurity, privacy and data protection regulatory environment is evolving, and it is likely that the costs of complying with new or developing regulatory requirements will increase. For example, we operate in a number of jurisdictions with strict cybersecurity, privacy, data protection and other related laws, regulations, rules and standards, which could be violated in the event of a significant cyber-attack, security breach or other similar incident affecting personal, proprietary or confidential information or in the event of noncompliance by our personnel with such obligations.
We cannot ensure that any limitations of liability provisions in our agreements with clients, service providers and other third parties with which we do business would be enforceable or adequate or otherwise protect us from any liabilities or damages with respect to any claim in connection with a cyber-attack, security breach or other similar incident. In addition, while we maintain insurance that would mitigate the financial loss under such scenarios, providing what we believe to be appropriate policy limits, terms and conditions, we cannot guarantee that our insurance coverage will be adequate for all financial and non-financial consequences from a

30 Annual Report on Form 10-K	Horace Mann Educators Corporation

cybersecurity event, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
Successful execution of our business growth strategy is dependent on effective implementation of new or enhanced technology systems and applications.
Our ability to effectively execute our business growth strategy and leverage potential economies of scale is dependent on our ability to provide the requisite technology components for that strategy. Our ability to replace or supplement dated, legacy business systems — such as our Life & Retirement and Property & Casualty policy administrative systems, as well as our financial system — with more flexible, maintainable, and customer accessible solutions will be necessary to achieve our plans. The inherent difficulty in replacing and/or modernizing these older technologies, coupled with our limited experience in these endeavors, presents an increased risk of failing to deliver these technology solutions in a cost effective and timely manner. Our scale will require us to develop innovative solutions to address these challenges, including consideration of "software as a service" arrangements and other third-party based information technology capabilities. More modern approaches to software development and utilization of third-party vendors can augment our internal capacity for these implementations but may not adequately reduce the operational risks of timely and cost-effective delivery.
Loss of key vendor relationships could affect our operations.
We increasingly rely on services and products provided by a number of vendors in the U.S. and abroad. These include, for example, vendors of computer hardware and software, including on-demand software, and vendors of services such as investment management advisement, third-party administrators of our supplemental group benefit products, information technology services — such as those associated with policy administrative systems — and delivery services for customer policy-level communications. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational difficulties and financial losses.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 31

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
Our insurance subsidiaries may cede certain risks to third-party insurance companies through reinsurance. In the event of insolvency of a reinsurer, our financial condition and results of operation could be negatively impacted.
HMLIC entered into a reinsurance agreement with RGA to effectuate the reinsurance of a block of in force fixed and variable annuities on a coinsurance and modified coinsurance basis. The variable portion of the reinsured annuities is reinsured on a modified coinsurance basis and assets supporting the variable account liabilities are still held in separate accounts. Because the reinsurance agreement covers a large volume of our in-force annuity

32 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Claims-paying ratings and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. In the evolving 403(b) retirement market, school districts and benefit consultants have placed an emphasis on the relative financial strength ratings of competing companies. Each rating agency reviews its ratings periodically and from time to time may modify its rating criteria including, among other factors, its expectations regarding capital adequacy, profitability and revenue growth. A downgrade in the ratings or adverse change in the ratings outlook of any of our insurance subsidiaries by a major rating agency could result in substantial loss of business for that subsidiary if school districts, policyholders, distribution partners or independent agents move their business to other companies having higher claims-paying ratings and financial strength ratings than we have. This loss of business could have a material adverse effect on the results of operations and financial condition of that subsidiary.
A downgrade of our debt rating also could adversely affect our cost and flexibility of borrowing, which could have an adverse effect on our liquidity, financial condition and results of operations.
Regulatory and Legal Risks
Changes in tax rates, laws or regulations could adversely impact our financial results.
A significant part of our retirement business involves fixed and variable 403(b) tax-qualified products, which are purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our retirement products to clients or the tax benefits of programs utilized by our customers. As a result of persisting economic conditions, revenue challenges exist at federal, state, and local government levels. These challenges could increase the risk of future adverse impacts on current tax-advantaged products or result in notable reforms to educator pension programs.
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
Changes in administration could result in initiatives at the federal level increasing the federal corporate income tax from the current rate of 21%. Any future legislative action could increase our costs, the impact of which could be significant. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals as they relate to our businesses.
Our business is subject to extensive regulation, which limits our operating flexibility and could negatively impact our financial results.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 33

Dodd-Frank created the Federal Insurance Office (FIO) within the U.S. Department of the Treasury. FIO studies the current insurance regulatory system and is charged with monitoring and providing specific reports on various aspects of the insurance industry. However, FIO does not have general supervisory or regulatory authority over the business of insurance. FIO has suggested an expanded federal role in some circumstances. Additional federal regulations could adversely affect the efficiency and effectiveness of business processes, financial condition and results of operations of us, insurers of similar size and/or the insurance industry as a whole.
Our insurance subsidiaries are regulated by a department of insurance in each state and territory in which we do business. Certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority through licensing to limit or prohibit writing new business within the jurisdiction when, in the state’s judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital. States also regulate the rates insurers may charge for certain property and casualty products. Legislation and voter initiatives have expanded, in some instances, the states' regulation of rates and have increased data reporting requirements. Consumer-related pressures to roll back rates, even if not enacted by legislation or upheld upon judicial appeal, may affect our ability to obtain timely rate increases or operate at desired levels of profitability. Changes in insurance regulations, including those affecting the ability of our insurance subsidiaries to distribute cash to us and those affecting the ability of our insurance subsidiaries to write profitable property and casualty insurance policies in one or more states, may adversely affect the financial condition and results of operations of the insurance subsidiaries.
Our insurance subsidiaries are subject to a system of assessing minimum capital adequacy, known as risk-based capital (RBC). RBC is used to identify companies that may merit further regulatory action by analyzing the adequacy of the insurer's surplus in relation to statutory requirements. Our insurance subsidiaries could be adversely affected by regulations that change statutory surplus and RBC requirements. If an insurer’s ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending on the magnitude of the deficiency. This could have a material adverse effect upon the business volume and profitability of the insurance subsidiaries as well as result in increased regulatory scrutiny or action by state regulatory authorities.
Our broker-dealer and investment advisor subsidiaries are subject to regulation and supervision by the SEC, FINRA and certain state regulatory bodies. The SEC, FINRA and other governmental agencies, as well as state securities commissions, may examine or investigate the activities of broker-dealers and investment advisors. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payment of fines and penalties, payments to customer or both, which could have an adverse effect on the Company’s financial condition or results of operations.
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
Legal, statutory and regulatory developments could adversely impact our business by increasing costs or making our business less profitable.
Because state legislatures remain concerned about the availability and affordability of property and casualty insurance and the protection of policyholders, our insurance subsidiaries expect that they will continue to face expanded regulations to address these concerns. In addition, legislative and regulatory restrictions are constantly evolving and are subject to then-current political pressures. For example, following major events, states have considered, and in some cases have adopted, proposals such as homeowner's 'Bill of Rights" restrictions on storm deductibles, additional mandatory claim handling guidelines, and mandatory coverages. Environmental, Social, and Governance standards (ESG) and sustainability have become major topics encompassing a wide range of issues, including climate change, which are subject to public policy debates and could lead to regulations that increase our cost of doing business. In addition to increased costs, the regulatory environment may not allow us to fully incorporate potential future climate change into our pricing actions.
Further, the Dodd-Frank Act enacted wide-ranging changes in the supervision and regulation of the financial industry providing greater oversight of financial industry participants, enhanced public company corporate

34 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
We expect that changes in these laws, regulations and proposals could negatively impact our business, including by increasing our legal, compliance and information technology costs, and potentially other costs, including greater risks of client lawsuits and enforcement activity by regulators. These changes may also affect the products and services we choose to offer to clients, as well as the compensation that we and our financial professionals receive in connection with such products and services, which could adversely impact our profitability or ability to recruit and retain agents or distribution partners.
Litigation may harm our financial strength or reduce our profitability.
Companies in the insurance industry have been subject to substantial litigation resulting from claims, disputes and other matters. Most recently, they have faced expensive claims, including class action lawsuits, alleging, among other things, improper sales practices and improper claims settlement procedures. Negotiated settlements of certain such actions have had a material adverse effect on many insurance companies. The resolution of similar future claims against any of our insurance subsidiaries, including the potential adverse effect on our reputation and charges against the earnings of our insurance subsidiaries as a result of legal defense costs, a settlement agreement or an adverse finding or findings against our insurance subsidiaries in such a claim, could have a material adverse effect on the financial condition and results of operations of our insurance subsidiaries. See also Part II - Item 8, Note 14 of the Consolidated Financial Statements of this Annual Report on Form 10-K.
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
ITEM 1B. I Unresolved Staff Comments
None.

Horace Mann Educators Corporation	Annual Report on Form 10-K 35

ITEM 1C. I Cybersecurity
As a multi-line insurance company, our business operations rely upon secure information technology systems for data processing, storage, and reporting. Despite security and controls design, such information technology systems could become subject to cyberattacks. Network, system, application, and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition. Unauthorized access to or unintentional dissemination of confidential, highly-sensitive customer, employee, or company data through breach in our facilities, networks, or databases, or those of our agents or third-party information technology and software vendors, could result in loss or theft of assets or operational disruption.
To address cybersecurity risk, we maintain a cybersecurity risk management program that is overseen by the Chief Information Security Officer (CISO). The CISO is responsible for developing, maintaining, and enforcing cybersecurity and cyber risk-related policies; ensuring the Company and its subsidiaries satisfy requirements of relevant regulations and third-party risk assessments; identifying and keeping abreast of developing security threats; as well as overseeing and implementing regular security awareness training of all employees on cybersecurity. In leading the cybersecurity risk management program, the CISO regularly works with other divisions of the company, including legal, compliance, IT, audit, and others to address potential risk from external threats, internal actions, and relationships with third-party service providers.
Horace Mann’s CISO has more than two decades of experience in IT, including network, infrastructure, and cybersecurity. Before coming to Horace Mann, he led perimeter security at a publicly traded company, and the cybersecurity team of more than 150 members at another publicly traded company. In addition to the CISO, our internal cybersecurity team also works with third-party cybersecurity vendors to both mature the cybersecurity program and assess, monitor, and respond to cybersecurity threats.
The Board of Directors exercises risk management oversight, including cybersecurity risk, through the Audit Committee. The Audit Committee receives regular reports on our risk management program. These include regular reports from the CISO on the state of our cybersecurity risk management program and updates on cybersecurity matters.
The CISO is responsible for identifying and reporting any cybersecurity incidents to the Disclosure Committee. The Disclosure Committee is composed of senior executives from across Horace Mann and has oversight over SEC disclosure controls. After notification, the Disclosure Committee or designated subgroup would review known information and develop an action plan, which would include Board outreach, expert retention, insurance notification, communication plans, and a materiality assessment.
Although we believe we and our IT providers employ appropriate security technologies (including data encryption processes, intrusion detection systems), and conduct comprehensive risk assessments and other internal control procedures to assure the security of our and our customers' data, we can provide only reasonable, not absolute, assurance that these objectives will be met. Further, the design of any cybersecurity risk management program or control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. As a result, the possibility of material financial loss remains despite our significant and comprehensive cybersecurity efforts. An investor should carefully consider the risks and all other information set forth in this Annual Report on Form 10-K, including disclosures in Part I - Item 1A—Risk Factors.
ITEM 2. I Properties
As of December 31, 2023, we owned three buildings located in Springfield, Ill. comprised of our headquarters of approximately 225,000 square feet, a warehouse of approximately 11,000 square feet and one other building of approximately 12,000 square feet. In addition, we lease office space in suburban Dallas, Tx., Cherry Hill, N.J, and Madison, Wisc. which are utilized by one or more of all four reporting segments, depending on the location. For more information regarding our reporting segments, see Part I - Item 1, Reporting Segments of this Annual Report on Form 10-K. We believe our properties and facilities are suitable and adequate for current operations.

36 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 3. I Legal Proceedings
For a description of noteworthy litigation, see Part II - Item 8, Note 14 of the Consolidated Financial Statements of this Annual Report on Form 10-K.
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

	Market Price		Dividends
Fiscal Period	High	Low	Paid
2023:
Fourth Quarter	$33.79	$28.67	$0.33
Third Quarter	30.12	27.94	0.33
Second Quarter	33.85	29.04	0.33
First Quarter	38.10	32.33	0.33
2022:
Fourth Quarter	$40.13	$35.01	$0.32
Third Quarter	39.51	32.60	0.32
Second Quarter	42.62	34.22	0.32
First Quarter	42.95	36.58	0.32

The payment of dividends in the future is subject to the discretion of the Board and will depend upon general business conditions, legal restrictions and other factors the Board may deem to be relevant. Additional information is contained in Part I - Item 1, Cash Flow and in Part II - Item 8, Note 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Horace Mann Educators Corporation	Annual Report on Form 10-K 37

Shareholder Return Performance Graph
The graph below sets forth the total five-year shareholder return on our common stock. The graph assumes a $100 investment as of December 31, 2018. The S&P 500 Index and the S&P 500 Insurance Index assume an annual reinvestment of dividends in calculating total return. We assume reinvestment of quarterly dividends when paid.
Comparison of Cumulative Five-Year Total Return to Shareholders

$225
$200
$175
$150
$125
$100
$75
Dec. 2018
Dec. 2019
Dec. 2020
Dec. 2021
Dec. 2022
Dec. 2023
HMEC
S&P 500 Insurance Index
S&P 500 Index

	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021	Dec. 2022	Dec. 2023
HMEC	$100	$120	$119	$113	$113	$103
S&P 500 Insurance Index	100	129	129	169	186	203
S&P 500 Index	100	126	156	200	164	207
Holders and Shares Issued
As of February 16, 2024, the number of holders of our common stock was approximately 32,000.
For information required by Item 201(d) of Regulation S-K regarding the equity compensation plan, see Part III - Item 12, of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (2022 Program) to begin following the completion of the $50 million repurchase plan which was authorized on September 30, 2015 (2015 Program). Both Programs authorize the repurchase of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice. During the three months ended September 30, 2022, the 2015 Program was completed and we began repurchasing shares under the 2022 Program.

38 Annual Report on Form 10-K	Horace Mann Educators Corporation

For the quarterly periods ended 2023 and 2022, we repurchased shares of our common stock under the Programs as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs
2023:
Fourth Quarter	—	$—	—	$34.9 million
Third Quarter	33,000	$28.73	33,000	$34.9 million
Second Quarter	35,394	$32.47	35,394	$35.8 million
First Quarter	128,540	$34.01	128,540	$36.9 million

2022:
Fourth Quarter	—	$—	—	$41.3 million
Third Quarter	295,445	$33.87	295,445	$41.3 million
Second Quarter	315,625	$37.40	315,625	$1.3 million
First Quarter	59,746	$37.14	59,746	$13.1 million
ITEM 6. I [Reserved]

Horace Mann Educators Corporation	Annual Report on Form 10-K 39

ITEM 7. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part II - Item 7. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Fourth Quarter 2023 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".
This MD&A covers the following:
Introduction
The purpose of our MD&A is to provide an understanding of our consolidated results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Part II - Item 8 of this Annual Report on Form 10-K. Our MD&A generally discusses the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II - Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (SEC) on February 28, 2023.
HMEC is an insurance holding company focused on helping America’s educators and others who serve the community achieve lifelong financial success. Through our subsidiaries, we market and underwrite individual and group insurance and financial solutions tailored to the needs of the educational community including:
•personal lines of property and casualty insurance, primarily auto and property coverages
•retirement products, primarily tax-qualified fixed, variable and fixed indexed annuities
•life insurance, primarily traditional term and whole life insurance products

40 Annual Report on Form 10-K	Horace Mann Educators Corporation

•worksite direct insurance products, including cancer, heart, hospital, supplemental disability and accident
•employer-sponsored insurance products, primarily long-term disability and short-term disability
We market our products primarily to K-12 teachers, administrators and other employees of public schools and their families, whether they engage with Horace Mann directly or through their district/employer, as well as other markets of those who serve the community.
Effective January 1, 2022, we acquired all the equity interests in Madison National Life Insurance Company, Inc., an insurance company organized under the laws of the State of Wisconsin (Madison National), for $172.3 million which added employer-sponsored products. As a result of the acquisition, Madison National became a wholly owned subsidiary of HMEC.
We conduct and manage our business in four reporting segments. The three reporting segments representing the major lines of business, are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). We do not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those segments, but classify those items in the fourth reporting segment, Corporate & Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable. See Part II - Item 8, Note 17 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts on a modified retrospective basis. Prior year balances were recast in this Annual Report on Form 10-K to conform to ASU 2018-12 effective January 1, 2021. See Part II - Item 8, Note 1, Note 6, and Note 18 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Consolidated Financial Highlights

($ in millions)	Year Ended December 31,			2023-2022
	2023	2022		Change %
Total revenues	$1,491.9	$1,381.6		8.0%
Net income (loss)	45.0	19.8		127.3%
Per diluted share:
Net income (loss)	1.09	0.47		131.9%
Net investment losses, after tax	(0.45)	(1.07)		N.M.
Book value per share	28.78	26.85		7.2%
Net income return on equity - last twelve months	4.0%	1.6%	2.4	pts
For 2023, net income increased $25.2 million compared the prior year primarily due to lower net investment losses and higher net investment income partially offset by higher interest credited, higher DAC amortization and a higher effective tax rate.

Horace Mann Educators Corporation	Annual Report on Form 10-K 41

Consolidated Results of Operations

($ in millions)	Year Ended December 31,		2023-2022
	2023	2022	Change %
Net premiums and contract charges earned	$1,057.1	$1,027.7	2.9%
Net investment income	444.8	400.9	11.0%
Net investment losses	(24.0)	(56.5)	N.M.
Other income	14.0	9.5	47.4%
Total revenues	1,491.9	1,381.6	8.0%

Benefits, claims and settlement expenses	769.1	747.0	3.0%
Interest credited	205.7	173.4	18.6%
Operating expenses	318.1	315.5	0.8%
DAC unlocking and amortization expense	101.2	88.2	14.7%
Intangible asset amortization expense	14.8	16.8	-11.9%
Interest expense	29.7	19.4	53.1%
Other expense - goodwill and intangible asset impairments	—	4.8	N.M.
Total benefits, losses and expenses	1,438.6	1,365.1	5.4%

Income (loss) before income taxes	53.3	16.5	N.M.
Income tax expense (benefit)	8.3	(3.3)	N.M.
Net income (loss)	$45.0	$19.8	127.3%
Net Premiums and Contract Charges Earned
For 2023, net premiums and contract charges earned increased $29.4 million as the Property & Casualty segment continues to implement rate and inflation adjustments to coverage values continue to take effect.
Net Investment Income
Total net investment income in 2023 increased $43.9 million, primarily due to higher returns on floating rate fixed maturity securities including commercial mortgage loan funds partially offset by lower returns on limited partnership interests in various equity funds. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Year Ended December 31,
	2023	2022
Investment yield, excluding limited partnership interests, pretax - annualized*	4.7%	4.3%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.8%	3.4%

During 2023, we continued to identify and purchase investments, including alternative investments, with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We also funded commercial mortgage loan funds and limited partnership interests in line with our intended allocation to this portion of our portfolio to increase yields while balancing protection and risk.

42 Annual Report on Form 10-K	Horace Mann Educators Corporation

Net Investment Losses
For 2023, net investment losses decreased $32.5 million. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Year Ended December 31,
	2023	2022
Credit loss and intent-to-sell impairments	$(7.1)	$(10.7)
Sales and other, net	(25.0)	(17.8)
Change in fair value - equity securities	7.9	(33.2)
Change in fair value and losses realized on settlements - derivatives	0.2	5.2
Net investment losses	$(24.0)	$(56.5)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Generally, such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to hold a fixed maturity security.
Other Income
For 2023, other income increased $4.5 million primarily due to an indemnification agreement associated with the employer-sponsored business line.
Benefits, Claims and Settlement Expenses
For 2023, benefits, claims and settlement expenses increased 3% as higher catastrophe losses and non-catastrophe weather losses in the current year offset unfavorable prior year development recorded in 2022 in the Property & Casualty segment.
Interest Credited
For 2023, interest credited increased $32.3 million, driven primarily by higher interest rates on advances received from the Federal Home Loan Bank of Chicago (FHLB). The net dollar contribution from FHLB advances remained stable year over year as the higher interest credited rates are offset by higher earnings from the floating rate securities backing the program, although the net interest spread percentage declined slightly.
Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 2.9% for 2023 and 2.5% for 2022.
Operating Expenses
For 2023, operating expenses increased $2.6 million as the impacts of inflation were partially offset by reduced expenses on a run-off block.
DAC Unlocking and Amortization Expense
For 2023, DAC unlocking and amortization expense increased $13.0 million, due to premium increases in the Property & Casualty segment driving higher DAC asset levels as well as write-offs of DAC in the Life & Retirement segment related to declines in annuity persistency.
Intangible Asset Amortization Expense
For 2023, intangible asset amortization expense decreased $2.0 million.
Interest Expense
For 2023, interest expense increased $10.3 million, primarily due to an increase in floating interest rates on the Revolving Credit Facility in the first nine months of the year and interest expense on the 2023 Senior Notes issued in September 2023.
Other Expense - Goodwill and Intangible Asset Impairments
The prior year had other expense representing goodwill and intangible asset impairment charges with regards to Benefit Consultants Group, Inc. (BCG), a reporting unit within the Retirement operating segment. See Part II -

Horace Mann Educators Corporation	Annual Report on Form 10-K 43

Item 8, Note 9 of the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
Income Tax Expense (Benefit)
The effective income tax rate on our pretax income, including net investment gains (losses) was 15.6% and (20.0)% for the years ended December 31, 2023 and 2022, respectively. Income from investments in tax-advantaged securities decreased the effective income tax rates by 7.5 and 39.2 percentage points for 2023 and 2022, respectively. The goodwill and intangible asset impairment charges in the Life & Retirement segment decreased the effective income tax rate by 9.3 percentage points as of December 31, 2022.
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
HMEC and its controlled group of corporations have determined that it is not an applicable corporation in 2023. In making such determination, the group has relied upon guidance issued by the U.S Treasury Department during 2023.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
As of December 31, 2023, our federal income tax returns for years prior to 2020 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations. See Part II - Item 8, Note 11 of the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
Outlook for 2024
The following discussion provides outlook information for our results of operations and capital position.
Consolidated Results
At the time of issuance of this Annual Report on Form 10-K, we estimate that 2024 full year net income will be within a range of $3.00 to $3.30 per diluted share, generating a core return on equity* near 9%. These results anticipate the following:
•8% to 9% increase in Net premiums and contract charges earned driven by Property & Casualty rate actions
•Between $465 million and $475 million of Net investment income, including approximately $105 million of accreted investment income on the deposit asset on reinsurance in the Life & Retirement segment. This anticipates strong returns from our commercial mortgage loan portfolio as well as returns for our limited partnerships moving toward their historic averages
•Approximately 5.5% increase in total Operating expense
•Approximately $35 million in corporate Interest expense included in results for the Corporate & Other segment

44 Annual Report on Form 10-K	Horace Mann Educators Corporation

Property & Casualty Segment
In 2024, net income for Property & Casualty is anticipated to be in the range of $36 million to $41 million. Our outlook anticipates:
•Combined ratio near 100%
•Catastrophe loss assumption of approximately $80 million or around 11% of net earned premiums – in line with five-year average and consistent with historical frequencies and current severities applied to modeled exposures
We anticipate achieving our longer-term Property & Casualty combined ratio target of 95-96% in 2025.
Life & Retirement Segment
In 2024, net income for Life & Retirement is anticipated to be in the range of $77 million to $81 million. Our outlook anticipates:
•Spread on the fixed annuity business above the target range of 220 to 230 basis points
•Mortality modestly higher than 2023
Supplemental & Group Benefits Segment
In 2024, net income for Supplemental & Group Benefits is anticipated to be in the range of $47 million to $50 million. Our outlook anticipates:
•Claims utilization for supplemental and disability products returning to near pre-pandemic levels, leading to a segment benefit ratio closer to longer-term target of 43%
•Pretax profit on revenue of between 20% and 21%
As described in Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see forward-looking information in Part I - Items 1 and 1A of this Annual Report on Form 10-K concerning other important factors that could impact actual results. Our projections due not include a forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
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
We have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for fixed maturity securities

Horace Mann Educators Corporation	Annual Report on Form 10-K 45

•Valuation of future policy benefit reserves
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
Although variability is inherent in these accounting estimates, we believe the amounts provided are appropriate based upon the facts available during preparation of the consolidated financial statements.
Valuation of Hard-to-Value Fixed Maturity Securities
The fair value of a fixed maturity security is the price that would be received in an orderly transaction between market participants at the measurement date. We obtain prices from third-party valuation service providers, our investment managers, and custodian bank, each of which use a variety of valuation service providers, broker quotes, and modeled prices. When necessary, we also internally model securities to develop a price. Differences in prices between the sources that we consider reliable are researched and we use the price that we consider most representative of an exit price in determining the fair value. Typical inputs used by these pricing sources include, but are not limited to, reported trades, broker quotes, yield curves, and involve the benchmarking of similar securities, rating designations, sector groupings, issuer spreads and/or estimated cash flows, prepayment speeds and default rates, among others, in determining the inputs to the prices. Our fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the fixed maturity securities portfolio to be priced through pricing services using observable inputs. Approximately 87.7% of the fixed maturity securities portfolio, based on fair value, was priced through valuation services or priced using observable inputs as of December 31, 2023.
The valuation of hard-to-value fixed maturity securities (generally 75 - 125 securities) is more subjective because the markets are less liquid and there is a lack of observable market inputs. This may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur at the measurement date. When the valuation service providers cannot provide prices, the investment managers obtain price quotes from brokers, which may be binding or non-binding price quotes. For those securities where the investment manager cannot obtain broker quotes, they will model the security, generally using cash flows discounted at the appropriate current market rate. Valuation service provides' valuation methodologies, as well as investment managers’ modeling methodologies, are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The selection of the market inputs and assumptions used to estimate the fair value of hard-to-value fixed maturity securities requires judgment and may include: benchmark yield, liquidity premium, prepayment speeds and default rates, spreads, weighted average life and credit rating. The cash flows are based on the contractual terms of the individual security and are adjusted for the inputs and assumptions as appropriate, and the cash flows are then discounted by the yield as determined by the assumptions. The extent of the use of each market input depends on the market sector and market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant or additional inputs may be necessary.
As part of determining the fair value of fixed maturity securities, including hard-to-value fixed maturity securities, we address the estimation uncertainty in the fair value estimates through our valuation processes. The uncertainty is caused by the availability and observability of the fair value, and more specifically the inputs to fair value, of individual securities. We assess whether individual prices have become stale, are using appropriate methodologies and assumptions, exceed certain acceptable thresholds as compared to previous prices and alternative pricing sources, and how those prices are developed and assessed when provided by valuation service providers. In addition, we may evaluate prices for individual securities by comparing the prices to broker prices or prices based on internal models.
Individual fixed maturity securities may have variability based on security specific inputs and characteristics, but overall our portfolio duration is approximately 6.0 years, meaning a 100 basis point increase in yield would result in a 6% decrease in the fair value of fixed maturity securities. As of December 31, 2023, Level 3 invested assets comprised 9.5% of our total investment portfolio based on fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs and those inputs are significant to the determination of fair value.
Evaluation of Credit Loss Impairments for Fixed Maturity Securities
For fixed maturity securities classified as available for sale, the difference between amortized cost, net of a credit loss allowance (i.e., amortized cost, net) and fair value, net of certain other items and deferred income taxes is reported as a component of accumulated other comprehensive income (loss) (i.e., AOCI) on the Consolidated Balance Sheets and is not reflected in the operating results of any period until reclassified to net income upon

46 Annual Report on Form 10-K	Horace Mann Educators Corporation

the consummation of a transaction with an unrelated third party or when a credit loss allowance transaction is recorded. We evaluate fixed maturity securities where fair value is below amortized cost on a quarterly basis to determine if a credit loss allowance is necessary. These reviews, in conjunction with our investment managers’ quarterly credit reports and relevant factors such as (1) has the security missed any scheduled principal or interest payments in the current quarter; (2) has the security been downgraded to below investment grade by rating agencies or if the security was below investment grade at time of purchase, has the security been downgraded by two or more notches since acquisition; (3) has the security declined in value by more than 10% compared to the prior quarter; (4) has the market yield changed by more than 50 basis points; are all considered in the impairment assessment process.
For each fixed maturity security where fair value is below amortized cost, we assess whether management with the appropriate authority has made the decision to sell or whether it is more likely than not we will be required to sell the security before the anticipated recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, any existing credit loss allowance is written-off and the amortized cost basis of the security is written down to the fair value, with the losses recorded as a net investment loss.
If we have not made the decision to sell the fixed maturity security and it is not more likely than not we will be required to sell the fixed maturity security before the anticipated recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We estimate the anticipated recovery based on the best estimate of future cash flows considering past events, current conditions and reasonable and supportable forecasts. The estimated future cash flows are discounted at the security’s effective interest rate and are compared to the amortized cost basis of the security. The determination of whether we expect to received cash flow sufficient to recover the entire amortized cost basis of the security is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the security. Our investment managers will calculate the anticipated recovery value of the security by performing a discounted cash flow analysis based on the present value of future cash flows. The discount rate is generally the effective interest rate of the security at the time of purchase for fixed-rate securities. We will then review the assumptions/methodologies for reasonableness. The information reviewed generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, and the value of underlying collateral. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed maturity securities, and other market data relevant to the realizability of contractual cash flows, may also be considered.
If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed maturity security, a credit loss allowance is recorded as a net investment loss for the shortfall in expected cash flows; however, the amortized cost basis, net of the credit loss allowance, may not be lower than the fair value of the security. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If we determine that the fixed maturity security does not have sufficient cash flows or other information to estimate the anticipated recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recognized as a net investment loss. Subsequent changes in the anticipated recoveries, limited by the amount of previous taken credit allowances, are recorded through changes in the allowance for credit losses and recognized through net investment loss.
When a security is disposed or deemed uncollectible and written-off, we reverse amounts previously recognized in the credit loss allowance through net investment loss.
Valuation of Future Policy Benefit Reserves
The Company adopted ASU 2018-12 for Liabilities for future policy benefits (LFPB) on a modified retrospective basis such that those balances were adjusted to conform to ASU 2018-12 on January 1, 2021.
The LFPB represents the cost of claims, minus projected future net premiums, that we estimate we will eventually pay to our policyholders and the related expenses for our traditional and limited-payment long duration contracts. Liabilities for future policy benefits are initially established in the same period in which we issue a policy, and equal the difference between projected future policy benefits and projected future net premiums, allowing a margin for expenses and profit. The liabilities for future policy benefits build up and release over time, based on the emergence of cash flows, including premiums received and claims paid, and updated expectations for future cash flows.

Horace Mann Educators Corporation	Annual Report on Form 10-K 47

The liabilities are estimated using assumptions that include discount rate, mortality, morbidity, lapses, and expenses. For traditional and limited-payment contracts, a standard discount rate is used to remeasure the liabilities that is equivalent to market level yields for upper-medium-grade (low credit risk) fixed income instruments. The discount rate assumption is updated quarterly. For liability cash flows that are projected beyond the duration of market-observable level yields for upper-medium-grade (low credit risk) fixed income instruments, we use the last market-observable level yield and use linear interpolation to determine yield assumptions for durations that do not have market-observable yields.
The LFPB is sensitive to the discount rate. The potential effect of a decrease of 50 basis points in the discount rate as of December 31, 2023 would result in an increase to the liability for future policy benefits of approximately $100 million and the potential effect of an increase of 50 basis points in the discount rate would result in a decrease to the liability for future policy benefits of approximately $90 million.
Cash flow assumptions are reviewed and updated, as needed, at least annually. Mortality, morbidity, lapse, and expense assumptions used in cash flow modeling are based on judgments that consider our historical experience, industry data, and other factors. On a quarterly basis, cohort level cash flow measures are updated based on the emergence of actual experience. The updated cash flows, based on experience emergence and any assumption updates, are used to determine the updated net premiums, the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. The updated net premium ratio is used to calculate the updated liability for future policy benefits as of the beginning of the quarter, at the original discount rate. To the extent the present value of future benefits and expenses exceeds the present value of future gross premiums, an immediate charge is recognized in net income, such that net premiums are set equal to gross premiums. The potential impact of increasing (decreasing) our long-term mortality assumption by 5% is an increase (decrease) to the LFPB of approximately $8 million. The potential impact of increasing (decreasing) our long-term lapse assumption by 10% is a decrease (increase) to the LFPB of approximately $1 million. The potential impact of increasing (decreasing) our long-term morbidity assumption by 5% in an increase (decrease) to the LFPB of approximately $4 million.
See Part II – Item 8, Note 6 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
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
Reserves are re-estimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve re-estimates. A detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in Part II - Item 8, Note 5 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Based on our products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, there is the potential of variability of the Property & Casualty loss reserves.
There are a number of assumptions involved in the determination of our Property & Casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. We estimate that a 2.0% change in claim severity or claim frequency for unpaid losses is a reasonably likely scenario based on recent experience and would result in a change in the estimated direct reserves of approximately $6.3 million for long-tail liability related exposures

48 Annual Report on Form 10-K	Horace Mann Educators Corporation

(auto liability coverages) and approximately $2.0 million for short-tail liability related exposures (property and auto physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.
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
Our liabilities for unpaid claims and claim expense reserves for Property & Casualty were as follows:

($ in millions)	December 31, 2023			December 31, 2022
	Case Reserves	IBNR Reserves	Total(1)	Case Reserves	IBNR Reserves	Total(1)
Auto liability	$99.5	$210.7	$310.2	$105.6	$197.5	$303.1
Auto other	16.8	(1.4)	15.4	17.7	(4.8)	12.9
Property	23.7	61.5	85.2	25.2	38.9	64.1
All other	1.2	4.8	6.0	2.8	5.8	8.6
Total	$141.2	$275.6	$416.8	$151.3	$237.4	$388.7
(1)These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to our re-estimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Re-estimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. As of December 31, 2023, the impact of a reserve re-estimation resulting in a 1.0% increase in net reserves would be a decrease of approximately $2.5 million in net income. A reserve re-estimation resulting in a 1.0% decrease in net reserves would increase net income by approximately $2.5 million.
No prior years' reserve development was recorded in 2023. Unfavorable prior years' reserve re-estimates decreased net income in 2022 by approximately $22.0 million pretax, primarily the result of unfavorable loss trends in auto for accident years 2021 and prior.

Horace Mann Educators Corporation	Annual Report on Form 10-K 49

Results of Operations by Segment
Consolidated financial results primarily reflect the results of Property & Casualty, Life & Retirement, and Supplemental & Group Benefits reporting segments as noted in the Introduction section of this MD&A, as well as the Corporate & Other reporting segment. These segments are defined based on financial information management uses to evaluate performance and to determine the allocation of resources.
The determination of segment data is described in more detail in Part II - Item 8, Note 17 of the Consolidated Financial Statements in this Annual Report on Form 10-K. The following sections provide analysis and discussion of results of operations for each of the reporting segments as well as investment results.

Property & Casualty
2023 net loss reflected the following factors:
•Increases in average written premium per policy
•Higher net investment income on limited partnership portfolio
•Higher catastrophe losses
•No prior years' reserve development in the current year
•Continued elevated underlying auto and property loss ratios* due to non-catastrophe weather

50 Annual Report on Form 10-K	Horace Mann Educators Corporation

The following table provides certain financial information for Property & Casualty for the years indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,		2023-2022
	2023	2022	Change %
Financial Data:
Net premiums written*:
Auto	$439.1	$394.0	11.4%
Property and other	245.3	223.5	9.8%
Total net premiums written	684.4	617.5	10.8%
Change in unearned net premiums	(38.8)	(9.3)	N.M.
Total net premiums earned	645.6	608.2	6.1%
Incurred claims and claims expenses:
Claims occurring in the current year	557.0	512.3	8.7%
Prior years' reserve development(1)	—	22.0	N.M.
Total claims and claim expenses incurred	557.0	534.3	4.2%
Operating expenses, including DAC amortization	174.6	166.9	4.6%
Underwriting gain (loss)	(86.0)	(93.0)	7.5%
Net investment income	37.9	31.4	20.7%
Income (loss) before income taxes	(45.3)	(58.2)	22.2%
Net income (loss)	(35.5)	(44.4)	20.0%
Core earnings (loss)*	(35.5)	(44.4)	20.0%

Operating Statistics:
Auto
Loss and loss adjustment expense ratio	84.4%	91.8%	-7.4	pts
Expense ratio	27.3%	27.2%	0.1	pts
Combined ratio:	111.7%	119.0%	-7.3	pts
Prior years' reserve development(1)	—%	7.2%	-7.2	pts
Catastrophe losses	2.7%	1.8%	0.9	pts
Underlying combined ratio*	109.0%	110.0%	-1.0	pts
Property
Loss and loss adjustment expense ratio	89.5%	80.7%	8.8	pts
Expense ratio	26.6%	28.1%	-1.5	pts
Combined ratio:	116.1%	108.8%	7.3	pts
Prior years' reserve development(1)	—%	-2.8%	2.8	pts
Catastrophe losses	37.3%	33.4%	3.9	pts
Underlying combined ratio*	78.8%	78.2%	0.6	pts

Risks in force (in thousands)
Auto(2)	358	367	-2.5%
Property	168	171	-1.8%
Total	526	538	-2.2%
(1)    (Favorable) unfavorable.
(2)    Includes assumed risks in force of 4.

Horace Mann Educators Corporation	Annual Report on Form 10-K 51

Catastrophe losses incurred were as follows:(1)

($ in millions)	Year Ended December 31,
	2023	2022
Three months ended
March 31st	$22.4	$7.3
June 30th	41.5	45.7
September 30th	28.7	14.6
December 31st	5.0	12.4
Total for year	$97.6	$80.0
(1)    See Part I - Item 1 - Reporting Segments - Property & Casualty for further details regarding catastrophe losses for the past five years.
Including a profit of $8.8 million in the fourth quarter, the Property & Casualty segment’s net loss for the full year 2023 reflected elevated catastrophe and non-catastrophe weather activity for much of the year. Property & Casualty net premiums written were up 10.8% for the year and segment net investment income was up 20.7% for the year.
On a reported basis, the 7.3 point decrease in the auto combined ratio in 2023 was mainly attributable to a 1.1 point decrease in the auto underlying loss ratio* and an 7.2 point decrease in prior years' reserve development. Unfavorable prior years' auto reserve development of $28.0 million was reported in 2022, reflecting the impact on severity of overall inflation, including higher medical costs, increased usage of medical services and the current judicial environment.
The reported property combined ratio increased 7.3 points in 2023, partially driven by catastrophe and non-catastrophe weather activity. In addition, favorable prior years' reserve development of $6.0 million benefited the prior year reported property combined ratio by 2.8 points.
In 2023, total Property & Casualty net premiums written* increased $66.9 million as rate actions and inflation adjustments to coverage values for property more that offset declines in risks in force. Retention remains strong.
In 2023, auto net premiums written* increased $45.1 million, primarily due to rate actions partially offset by the continuing decline in auto risks in force. For 2023, average auto net premium written and average net premium earned increased 13.1% and 8.2%, respectively. Property and other net premiums written* increased $21.8 million due to increases in average net premium written and average net premium earned which increased 11.5% and 9.9% respectively, as rate actions and inflation adjustments to coverage values continue to take effect. The number of educator risks has been at or above 80% relative to overall risks in force over the past two years.
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

Life & Retirement
2023 net income reflected the following factors:
•9.3% increase in net investment income due to higher returns on floating rate securities
•Decline of 28 basis points in the annualized net interest spread due to lower returns on the limited partnership fund investments and lower spread on the FHLB funding agreements year over year
•Higher DAC amortization due to write-offs related to declines in annuity persistency
•Flat mortality costs

Horace Mann Educators Corporation	Annual Report on Form 10-K 53

The following table provides certain information for the Life & Retirement segment for the years indicated.

($ in millions)	Year Ended December 31,			2023-2022
	2023	2022		Change %
Life & Retirement
Net premiums written and contract deposits*	$573.3	$544.8		5.2%

Net premiums and contract charges earned	151.7	144.0		5.3%
Net investment income	369.9	338.3		9.3%
Other income	17.0	17.0		—%

Life mortality costs	69.4	68.6		1.2%
Interest credited	201.8	172.1		17.3%
Change in reserves	53.8	52.9		1.7%
Operating expenses	98.7	102.4		-3.6%
DAC amortization expense	28.1	23.0		22.2%
Intangible asset amortization expense	0.2	1.1		-81.8%

Income before income taxes	86.6	74.4		16.4%
Income tax expense	15.1	10.6		42.5%
Net income	71.5	63.8		12.1%
Core earnings*	71.5	67.6		5.8%

Life policies in force (in thousands)	162	162		—%
Life insurance in force	$20,476	$20,030		2.2%
Life persistency - LTM	95.7%	96.0%	-0.3	pts

Annuity contracts in force (in thousands)	223	228		-2.2%
Horace Mann Retirement Advantage® contracts in force (in thousands)	19	17		11.8%
Cash value persistency - LTM	91.5%	93.7%		-2.3%

The Life & Retirement segment net income rose 12.1% in 2023 reflecting higher net investment income. Net investment income rose 9.3% for the full-year as higher returns on floating rate securities more than offset lower returns from limited partnerships. The annualized net interest spread in our fixed annuity business was 218 basis points for the full year compared to 246 basis points in 2022, largely due to lower limited partnership returns as well as higher FHLB borrowing costs as credit spreads tightened year over year. The net dollar contribution from our FHLB funding agreements remained stable compared with 2022, with FHLB interest expense reflected in interest credited. In addition, 2022 net income reflected an after-tax impairment charge of $3.8 million for goodwill and intangible assets due to lower than anticipated revenues associated with the BCG business of the Retirement operating segment.
For 2023, net annuity contract deposits* for variable and fixed annuities increased 6.2% for the year to $455.9 million. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, including the company’s attractive annuity products, which provide encouraging cross-sell opportunities. Cash value persistency remained strong at 91.5%.
Life annualized sales were $9.3 million for the year. Life insurance in force rose to $20.5 billion at year-end.
Horace Mann currently has $5.2 billion in annuity assets under management, including $2.2 billion of fixed annuities, $2.6 billion of variable annuities and $0.4 billion of fixed indexed annuities. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, were up 7.0%, benefiting from the strong equity markets.

54 Annual Report on Form 10-K	Horace Mann Educators Corporation

We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $494.2 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.
Interest rates remained high throughout 2023. However, the risk of a deep recession or shock to the economy, such as a global pandemic, could result in a return to historically low interest rates. The current environment of higher interest rates have afforded us the opportunity to invest new insurance cash flows and reinvested cash flows at higher yields, which should be a benefit to net investment income, but the higher interest rates have caused net unrealized investment losses in the portfolios.
As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $1.9 million in year one and $5.7 million in year two, reducing the annualized net interest spread by approximately 7 basis points and 20 basis points in the respective periods, compared to the current period annualized net interest spread. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
We reinsure a $2.4 billion block of in force fixed annuities with a minimum crediting rate of 4.5% which helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the guaranteed minimum crediting rates for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	December 31, 2023
	Total Deferred Annuities		Deferred Annuities at Minimum Crediting Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Guaranteed minimum crediting rates:
Less than 2%	54.4%	$1,341.1	35.4%	36.3%	$474.7
Equal to 2% but less than 3%	14.8	364.3	30.7	8.5	111.7
Equal to 3% but less than 4%	22.6	556.3	93.5	39.7	520.0
Equal to 4% but less than 5%	6.4	158.1	100.0	12.1	158.1
5% or higher	1.8	44.7	100.0	3.4	44.7
Total	100.0%	$2,464.5	53.1%	100.0%	$1,309.2

Horace Mann Educators Corporation	Annual Report on Form 10-K 55

Supplemental & Group Benefits
2023 net income reflected the following factors:
•Decline in premium due to run-off of an indemnified block of employer-sponsored products; net premiums earned increased 1.9% excluding the run-off
•Higher net investment income
•Benefit ratios reflecting utilization closer to pre-pandemic levels
•Increased level of operating expenses reflecting a higher allocation of corporate expenses

The following table provides certain information for Supplemental & Group Benefits for the years indicated.

($ in millions)	Year Ended December 31,		2023-2022
	2023	2022	Change %
Supplemental & Group Benefits
Net premiums and contract charges earned	$259.8	$275.5	-5.7%
Net investment income	38.9	33.3	16.8%
Other income	(11.1)	(13.4)	17.2%
Benefits, settlement expenses and change in reserves	88.9	91.2	-2.5%
Interest credited	3.9	1.3	N.M.
Operating expenses (includes DAC unlocking and amortization expense)	110.5	103.2	7.1%
Intangible asset amortization expense	14.6	15.7	-7.0%
Income before income taxes	69.7	84.0	-17.0%
Net income	54.9	65.9	-16.7%
Core earnings*	54.9	65.9	-16.7%

Benefits ratio(1)	35.7%	33.5%	2.2	pts
Operating expense ratio(2)	38.4%	35.0%	3.4	pts
Pretax profit margin(3)	24.3%	28.5%	-4.2	pts

Worksite direct products benefits ratio	29.1%	23.0%	6.1	pts
Worksite direct premium persistency (rolling 12 months)	91.4%	90.4%	1.0	pts
Employer-sponsored products benefits ratio	41.4%	41.8%	-0.4	pts
(1)    Ratio of benefits to net premiums earned.
(2)    Ratio of operating expenses to total revenues.
(3)    Ratio of income before income taxes to total revenues.

2023 net income for the Supplemental & Group Benefits segment was $54.9 million. Segment net premiums earned and benefits expense declined due to an indemnified block that is in run-off. The full-year benefit ratio for the worksite direct product line continued to increase toward the longer-term target although utilization remains below historical levels. The full-year benefit ratio for the employer-sponsored product lines was in line with the prior year but also remains below the longer-term target. Segment net investment income rose 16.8% for the

56 Annual Report on Form 10-K	Horace Mann Educators Corporation

full-year reflecting higher returns on floating rate securities. The non-cash impact of amortization of intangible assets under purchase accounting reduced full-year 2023 core earnings by $14.6 million, pretax, compared to $15.7 million in 2022.
Total segment sales for the year were $26.2 million, up 62.7% over the prior year, with worksite direct supplemental product sales of $15.1 million and employer-sponsored products of $11.1 million. Persistency remains relatively stable for the segment.
Corporate & Other
The following table provides certain financial information for Corporate & Other for the years indicated.

($ in millions)	Year Ended December 31,		2023-2022
	2023	2022	Change %
Interest expense	$29.7	$19.4	53.1%
Net investment losses, pretax	(24.0)	(56.5)	N.M.
Other operating expenses, net investment income and other income	(4.0)	(7.8)	-147.4%
Net investment losses, after tax	(18.8)	(44.5)	N.M.
Net loss	(45.9)	(65.5)	-29.9%
Core loss*	(27.1)	(21.0)	-29.0%

For 2023, the net loss decreased $19.6 million, primarily due to lower net investment losses partially offset by an increase in interest expense on the Revolving Credit Facility and the 2023 Senior Notes. The outstanding balance on the Revolving Credit Facility was fully paid off on September 15, 2023 following the issuance of the 2023 Senior Notes.
Investment Results
Total net investment income includes net investment income from our investment portfolio as well as accreted investment income from the deposit asset on reinsurance related to our reinsured block of approximately $2.4 billion of fixed annuity liabilities related to legacy individual annuities written in 2002 or earlier.

($ in millions)	Year Ended December 31,		2023-2022
	2023	2022	Change %
Net investment income - investment portfolio	$339.9	$297.4	14.3%
Investment income - deposit asset on reinsurance	104.9	103.5	1.4%
Total net investment income	444.8	400.9	11.0%
Pretax net investment losses	(24.0)	(56.5)	N.M.
Pretax net unrealized investment gains (losses) on fixed maturity securities	(417.6)	(571.9)	N.M.

For the full year, total net investment income rose 11.0% and net investment income on the managed portfolio increased 14.3%. The full-year increase reflected the benefit of the higher interest rate environment on floating rate investments. Investment yield on the portfolio excluding limited partnership interests was 4.9%, with new money yields continuing to exceed portfolio yields in the core fixed maturity securities portfolio.
For 2023, pretax net investment losses decreased $32.5 million primarily due to changes in fair values of equity securities. Pretax net unrealized investment losses on fixed maturity securities as of December 31, 2023 were $417.6 million compared to pretax net unrealized investment losses of $571.9 million as of December 31, 2022, reflecting much tighter credit spreads across most asset classes, as the 10-year U.S. Treasury yield ended mostly flat, up only 1 basis point.

Horace Mann Educators Corporation	Annual Report on Form 10-K 57

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolio by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	December 31, 2023
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	148	$408.2	$458.7	$(50.5)
Misc.	38	191.0	200.0	(9.0)
Insurance	54	160.7	173.6	(12.9)
Energy	78	124.6	135.9	(11.3)
HealthCare,Pharmacy	70	107.1	125.8	(18.7)
Utilities	68	100.3	116.9	(16.6)
Real Estate	35	86.6	94.5	(7.9)
Transportation	42	70.6	78.2	(7.6)
Consumer Products	51	68.8	81.4	(12.6)
Natural Gas	14	52.2	58.3	(6.1)
All other corporates(1)	282	402.7	446.5	(43.8)
Total corporate bonds	880	1,772.8	1,969.8	(197.0)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	236	430.4	472.9	(42.5)
Commercial(2)	160	317.8	342.9	(25.1)
Other	28	12.9	13.9	(1.0)
Municipal bonds(3)	600	1,270.1	1,333.4	(63.3)
Government bonds
U.S.	45	388.8	452.0	(63.2)
Foreign	4	22.0	23.1	(1.1)
Collateralized loan obligations(4)	254	740.0	751.1	(11.1)
Asset-backed securities	133	280.5	293.8	(13.3)
Total fixed maturity securities	2,340	$5,235.3	$5,652.9	$(417.6)

Equity securities
Non-redeemable preferred stocks	20	$68.3
Common stocks	4	1.4
Closed-end fund	1	16.5
Total equity securities	25	$86.2

Total	2,365	$5,321.5
(1)The All other corporates category contains 18 additional industry sectors. Food and beverage, broadcasting and media, telecommunications, technology and retail represented $212.7 million of fair value at December 31, 2023, with the remaining 13 sectors each representing less than $34.9 million.
(2)As of December 31, 2023, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 43.3% are tax-exempt and 75.8% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- as of December 31, 2023.
(4)Based on fair value, 92.3% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO - S&P, Moody's, Fitch, DBRS, A.M. Best, Egan Jones and Kroll).

58 Annual Report on Form 10-K	Horace Mann Educators Corporation

As of December 31, 2023, our diversified fixed maturity securities portfolio consisted of 3,587 investment positions, issued by 2,340 entities, and totaled approximately $5.2 billion in fair value. This portfolio was 92.6% investment grade, based on fair value, with an average credit quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AA or AAA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities (1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of December 31, 2023, 92.1% of these combined portfolios were investment grade, based on fair value, with an overall average credit quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	December 31, 2023
	Percent of Total Fair Value	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.2%	$585.4	$609.6
AA(2)	42.1	2,202.4	2,419.8
A	17.7	926.5	976.4
BBB	21.6	1,132.4	1,237.7
BB	1.2	64.8	69.1
B	0.7	36.4	37.8
CCC or lower	0.1	3.5	4.1
Not rated(3)	5.4	283.9	298.4
Total fixed maturity securities	100.0%	$5,235.3	$5,652.9
Equity securities
AAA	—	—
AA	—	—
A	—	—
BBB	63.2%	$54.5
BB	12.4	10.7
B	—	—
CCC or lower	—	—
Not rated	24.4	21.0
Total equity securities	100.0%	$86.2

Total		$5,321.5
(1)Ratings are as assigned by a NRSRO when available. If no rating is available from a NRSRO, then a rating provided by the investment manager is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)As of December 31, 2023, the AA rated fair value amount included $388.8 million of U.S. Government and federally sponsored agency securities and $639.6 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSO.

As of December 31, 2023, the fixed maturity securities portfolio had $480.5 million of pretax gross unrealized investment losses on $3,894.7 million of fair value related to 2,500 positions. Of the investment positions with gross unrealized investment losses, there were 405 securities trading below 80.0% of the carrying amount as of December 31, 2023. See Part II - Item 8, Note 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
There has been a significant increase in interest rates since December 31, 2021, driven mostly by a rise in U.S. Treasury rates. Credit spreads have been volatile over the same time period, widening by over 60 basis points in October 2022, but only 6 basis points over the two-year period. The 10-year U.S. Treasury yield increased by

Horace Mann Educators Corporation	Annual Report on Form 10-K 59

one basis point at December 31, 2023 compared to December 31, 2022. Additionally, credit spreads tightened during the same time period, with investment grade and high yield tighter by 32 and 146 basis points, respectively. The stability in Treasury yields allowed the significantly tighter credit spreads to drive positive performance across most asset classes. Investment grade and high yield total returns for the year ended December 31, 2023 were up 8.52% and 13.44%, respectively. During the same time period, the Bloomberg Barclays Index Yield-to-Worst for Investment Grade fell 36 basis points, ending at 5.06%, while the High Yield Index fell 137 basis points to 7.59%. The Company's portfolios generated a reduction in net unrealized investment losses as the result of tighter credit spreads.
Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the year ended December 31, 2023. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates of this Annual Report on Form 10-K.
Investments
Information regarding our investment portfolio, which is comprised primarily of investment grade, fixed maturity securities, is presented in Part II - Item 7, Results of Operations by Segment, Part I - Item 1, Investments and in Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
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

($ in millions)	Year Ended December 31,		2023-2022
	2023	2022	Change %
Net cash provided by operating activities	$302.1	$171.5	76.2%
Net cash used in investing activities	(107.4)	(214.6)	-50.0%
Net cash provided by (used in) financing activities	(207.8)	(47.8)	334.7%
Net increase (decrease) in cash	(13.1)	(90.9)	N.M.
Cash at beginning of year	42.8	133.7	N.M.
Cash at end of year	$29.7	$42.8	-30.6%
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
For 2023, net cash provided by operating activities increased $130.6 million. Fluctuations in net cash provided by operating activities are primarily due to timing of premium and investment income collections and benefits and claims payments.
Investing Activities
Our insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with our management of liquidity and other asset/liability

60 Annual Report on Form 10-K	Horace Mann Educators Corporation

management objectives, we, from time to time, will sell fixed maturity securities prior to maturity, and reinvest the proceeds into other investments with different interest rates, maturities or credit characteristics. Accordingly, we have classified the entire fixed maturity securities portfolio as available for sale.
Investing activities includes our acquisition of Madison National in 2022.
Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, issuances and repurchases of our common stock, finance-type reinsurance agreements, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.
For 2023, net cash used in financing activities increased $160.0 million, primarily due to a $70.2 million cash outflow for reverse repurchase agreements compared to a $70.2 million cash inflow in the prior year. An increase in the net cash inflows from FHLB funding agreements was offset by an increase in net cash outflows on annuity contracts.
On September 15, 2023, we issued $300.0 million aggregate principal amount of 7.25% Senior Notes due September 15, 2028 (2023 Senior Notes) and used the net proceeds to fully repay the $249.0 million of outstanding borrowings under our Revolving Credit Facility. The remaining net proceeds from the issuance of the 2023 Senior Notes were available for general corporate purposes.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Year Ended December 31,		2023-2022	2023-2022
	2023	2022	Change $	Change %
Balance at beginning of the year	$792.5	$782.5	$10.0	1.3%
Advances received from FHLB funding agreements	301.5	159.0	142.5	89.6%
Principal repayment on FHLB funding agreements	(189.5)	(149.0)	(40.5)	27.2%
Balance at end of the year	$904.5	$792.5	$112.0	14.1%

Horace Mann Educators Corporation	Annual Report on Form 10-K 61

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑

62 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
As of December 31, 2023, we held $1.1 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
Capital Resources
We have determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the NAIC. Historically, our insurance subsidiaries have generated capital in excess of such needed levels. These excess amounts have been paid to us through dividends. We have then utilized these dividends and our access to the capital markets to service and retire debt, pay dividends to our shareholders, fund growth initiatives, repurchase shares of our common stock and for other corporate purposes. If necessary, we also have other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include our Revolving Credit Facility, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2024 from all of our insurance subsidiaries without prior regulatory approval is approximately $112.3 million, excluding the impact and timing of prior year dividends, of which $127.5 million was paid during the year ended December 31, 2023. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Total capital was $1,721.3 million as of December 31, 2023, including $546.0 million of long-term debt. Total debt represented 31.7% of total capital including net unrealized investment losses on fixed maturity securities (26.9% of total capital excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributed to discount rates*) as of December 31, 2023, which was slightly above our long-term target of 25.0%.
Shareholders' equity was $1,175.3 million as of December 31, 2023, including net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributed to discount rates. The market value of our common stock and the market value per share were $1,335.4 million and $32.70, respectively, at December 31, 2023. Book value per share was $28.78 as of December 31, 2023 ($36.29 excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributed to discount rates*).
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of December 31, 2023 is included in Part II - Item 7, Results of Operations by Segment and Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Total shareholder dividends paid were $53.9 million for the year ended December 31, 2023. In 2023, the Board declared regular quarterly dividends of $0.33 per share. Compared to the full year per share dividends paid in 2022 of $1.28, the total 2023 dividends paid per share of $1.32 represented an increase of 3.1%.
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (2022 Program) to begin following the completion of the $50 million repurchase plan that was authorized on September 30, 2015 (2015 Program). Both Programs authorize the repurchase of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice. During

Horace Mann Educators Corporation	Annual Report on Form 10-K 63

the third quarter of 2022, the 2015 Program was completed and we began repurchasing shares under the 2022 Program. During 2023, we repurchased 196,934 shares of our common stock at an average price per share of $32.85 under the Programs. In total and through December 31, 2023, 1,907,976 shares have been repurchased under the 2015 and 2022 Programs at an average price of $34.49 per share. The repurchase of shares was funded through use of cash. As of December 31, 2023, $34.9 million remained authorized for future share repurchases under the 2022 Program.
The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	December 31,
			2023	2022
Short-term debt
Revolving Credit Facility	Variable	2026	$—	$249.0
Long-term debt(1)
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.5 and $0.0 and unamortized debt issuance costs of $2.8 and $0.0	7.25%	2028	296.7	—
4.50% 2015 Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.2 and $0.2 and unamortized debt issuance costs of $0.5 and $0.8	4.50%	2025	249.3	249.0
Total			$546.0	$498.0
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
As of December 31, 2023, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (2015 Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the 2015 Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the 2015 Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The 2015 Senior Notes are traded in the open market (HMN 4.50).
As of December 31, 2023, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
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
As of December 31, 2023 we had no borrowings outstanding on the Revolving Credit Facility. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of December 31, 2023.
We had no obligation for securities sold under reverse repurchase agreements at December 31, 2023 compared to $70.2 million as of December 31, 2022.

64 Annual Report on Form 10-K	Horace Mann Educators Corporation

To provide additional capital management flexibility, we filed a "universal shelf" registration statement on Form S-3 with the SEC on March 10, 2021. The registration statement, which registered the offer and sale from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 10, 2021. Unless withdrawn by us earlier, this registration statement will remain effective through March 10, 2024 and no securities associated with the registration statement have been issued. At the time of issuance of this Annual Report on Form 10-K, we expect to file another "universal shelf" registration statement on Form S-3 with the SEC in March 2024.
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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries, with an assigned rating of A (Excellent). Assigned ratings and respective affirmation/review dates as of February 17, 2024 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	8/10/2023
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		8/10/2023
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		8/10/2023
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A	(stable)	N.A.		8/10/2023
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		8/10/2023
Fitch
HMEC (parent company)			BBB	(stable)	8/17/2023
HMEC's Life Group	A	(stable)			8/17/2023
HMEC's P&C Group	A	(negative)			8/17/2023
Moody's
HMEC (parent company)			Baa2	(negative)	7/28/2023
HMEC's Life Group	A2	(negative)			5/31/2023
HMEC's P&C Group	A2	(negative)			7/28/2023
S&P	A	(stable)	BBB	(stable)	1/30/2024
Reinsurance Programs
Information regarding the reinsurance programs for our Property & Casualty, Life & Retirement and Supplemental & Group Benefits segments is located in Part I - Item 1, Reporting Segments of this Annual Report on Form 10-K.

Horace Mann Educators Corporation	Annual Report on Form 10-K 65

Future Adoption of New Accounting Standards
We have not yet adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures or ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures because the adoption dates have not occurred. For a discussion of these new accounting standards, see Part II - Item 8, Note 1 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Effects of Inflation and Changes in Interest Rates
Our operating results are affected significantly in at least three ways by changes in interest rates and inflation and the recent elevated inflation levels we are experiencing are likely to persist for some time. First, inflation directly affects Property & Casualty claims costs. Second, the investment income earned on our investment portfolio and the fair value of the investment portfolio are related to the yields available in the fixed income markets. An increase in interest rates will decrease the fair value of the investment portfolio, but will increase investment income as investments mature and proceeds are reinvested at higher rates. Third, as interest rates increase, competitors will typically increase crediting rates on annuity contracts and life insurance products with account values, and may lower premium rates on property and casualty lines to reflect the higher yields available in the market. The risk of inflation on Property & Casualty claim costs is managed through pricing and rate. The risk of interest rate fluctuation is managed through asset/liability management techniques, including cash flow analysis. In addition, an annuity reinsurance agreement we entered which reinsures a $2.4 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, helps mitigate the risk of not being able to generate appropriate spreads on the annuity business.
For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors.
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
Through active investment management, we invest available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support, (2) are diversified among industries, issuers and geographic locations, and (3) are predominantly investment-grade fixed maturity securities classified as available for sale. As of the time of issuance of this Annual Report on Form 10-K, derivatives are only used to manage the interest crediting rate risk within our FIA and IUL products. As of December 31, 2023, approximately 12.2% of the fixed maturity securities portfolio supported Property & Casualty, 75.7% supported Life & Retirement, and 12.1% supported Supplemental & Group Benefits. For

66 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Using financial modeling and other techniques, we regularly evaluate the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of our multiline insurance operations combines the characteristics of our long duration annuity and interest rate sensitive life liabilities with our short duration non-interest rate sensitive Property & Casualty liabilities. Overall, as of December 31, 2023, the duration of the fixed maturity securities portfolio was estimated to be approximately 6.0 years and the duration of our insurance liabilities and debt was estimated to be approximately 6.5 years.
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
We periodically evaluate our sensitivity to interest rate risk. Based on commonly used models, we project the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. Based on the most recent study, assuming an immediate decrease of 100 basis points in interest rates, the fair value of our assets and liabilities would both increase, the net of which would result in a increase in shareholders' equity of approximately $79.0 million after tax, or 6.5%. Assuming an immediate increase of 100 basis points in interest rates, the fair value of our assets and liabilities would both decrease, the net of which would result in a decrease in shareholders' equity of approximately $57.7 million after tax, or 4.8%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While we believe that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any actions that we would take to attempt to mitigate such hypothetical losses in fair value of shareholders' equity.
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
As a general guideline, we estimate that pretax net income in 2024 and 2025 would decrease by approximately $7.1 million for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in force contracts. In addition, declining interest rates also could negatively impact the recoverability of goodwill and certain intangible assets, due to the impacts on the estimated fair value of our reporting units.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 67

Based on our overall exposure to interest rate risk, we believe that these changes in interest rates would not materially affect our consolidated near-term financial position, results of operations or cash flows.
ITEM 8. I Financial Statements and Supplementary Data
HORACE MANN EDUCATORS CORPORATION

68 Annual Report on Form 10-K	Horace Mann Educators Corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the Liability for Future Policy Benefits, Deferred Acquisition Costs, and Market Risk Benefits effective January 1, 2023, with a transition date of January 1, 2021, due to the adoption of Accounting Standard Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU No. 2018-12).
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 69

Fair value for hard-to-value fixed maturity securities
As discussed in Note 3 to the consolidated financial statements, as of December 31, 2023, the Company has recorded an estimated fair value for fixed maturity securities, of which a portion represents securities that are hard-to-value, which are primarily securities that use Level 3 (unobservable) inputs. The Company estimates the fair value of hard-to-value fixed maturity securities, which includes securities that do not have observable market-based inputs or prices or that trade in markets that are less liquid. The Company uses judgment to determine the appropriate inputs and assumptions used to estimate the fair value of these hard-to-value securities. As of December 31, 2023, the estimated fair value of fixed maturity securities was $5,235.3 million.
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
Valuation of the liability for property and casualty unpaid claims and claim expense reserves
As discussed in Notes 1 and 5 of the consolidated financial statements, the Company employs actuarial techniques to estimate the liability for property and casualty unpaid claims and claim expense reserves (reserves). The Company develops reserves based on the application of actuarial methods and best estimate assumptions to historical claim experience. The reserves are continually updated by the Company as experience develops and new information becomes known. The Company recorded an estimated liability of $312.8 million for property and casualty unpaid claims and claim expense reserves as of December 31, 2023.
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
The following are the primary procedures we performed to address this critical audit matter. We, with involvement of actuarial professionals with specialized skills and knowledge, evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process for the development of the estimate of reserves. This included controls related to the methods and assumptions used for the Company’s best estimate. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s reserving methods, procedures, key assumptions, and judgments by comparing to actuarial standards of practice.
•developing an independent range of reserves for certain lines of business that were determined to represent higher estimation uncertainty based on actuarial methodologies and assumptions in order to evaluate the Company’s consolidated reserves.

70 Annual Report on Form 10-K	Horace Mann Educators Corporation

•assessing movement of the Company’s recorded reserves within the range of independent reserves for certain lines of business.
•examining the Company's methods, certain assumptions, and results of their internal actuarial analyses for certain lines of business that were determined to represent higher estimation uncertainty in order to evaluate the Company's consolidated reserves.

/s/ KPMG LLP
We have served as the Company’s auditor since 1989.

Chicago, Illinois
February 27, 2024

Horace Mann Educators Corporation	Annual Report on Form 10-K 71

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	December 31,
	2023	2022(1)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2023, $5,652.9; 2022, $5,756.9)	$5,235.3	$5,185.0
Equity securities at fair value, (cost $86.2 and $99.6)	86.2	99.6
Limited partnership interests	1,138.8	983.7
Policy loans	141.4	139.3
Short-term and other investments	228.8	180.0
Total investments	6,830.5	6,587.6
Cash	29.7	42.8
Deferred policy acquisition costs	336.3	330.6
Reinsurance balances receivable	480.5	468.0
Deposit asset on reinsurance	2,496.6	2,516.6
Intangible assets	170.3	185.2
Goodwill	54.3	54.3
Other assets	357.6	328.7
Separate Account variable annuity assets	3,294.1	2,792.3
Total assets	$14,049.9	$13,306.1

Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,761.8	$1,718.0
Policyholders' account balances	5,187.0	5,260.6
Unpaid claims and claim expenses	581.7	564.0
Unearned premiums	300.9	266.1
Total policy liabilities	7,831.4	7,808.7
Other policyholder funds	916.0	809.3
Other liabilities	287.1	299.5
Short-term debt	—	249.0
Long-term debt	546.0	249.0
Separate Account variable annuity liabilities	3,294.1	2,792.3
Total liabilities	12,874.6	12,207.8
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2023, 66,747,821; 2022, 66,618,465	0.1	0.1
Additional paid-in capital	510.9	502.6
Retained earnings	1,502.2	1,512.4
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(328.3)	(449.6)
Net reserve remeasurements attributable to discount rates	21.9	59.0
Net funded status of benefit plans	(7.6)	(8.8)
Treasury stock, at cost, 2023, 25,911,087 shares; 2022, 25,714,153 shares	(523.9)	(517.4)
Total shareholders' equity	1,175.3	1,098.3
Total liabilities and shareholders' equity	$14,049.9	$13,306.1
(1) Recast for the adoption of ASU 2018-12. See Note 1 of the Consolidated Financial Statements

The accompanying Notes are an integral part of these Consolidated Financial Statements.

72 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
($ in millions, except per share data)

	Year Ended December 31,
	2023	2022(1)	2021(1)
Statements of Operations
Revenues
Net premiums and contract charges earned	$1,057.1	$1,027.7	$888.8
Net investment income	444.8	400.9	422.5
Net investment losses	(24.0)	(56.5)	(11.0)
Other income	14.0	9.5	29.0

Total revenues	1,491.9	1,381.6	1,329.3

Benefits, losses and expenses
Benefits, claims and settlement expenses	769.1	747.0	590.7
Interest credited	205.7	173.4	160.0
Operating expenses	318.1	315.5	251.0
DAC amortization expense	101.2	88.2	90.6
Intangible asset amortization expense	14.8	16.8	13.0
Interest expense	29.7	19.4	13.9
Other expense - goodwill and intangible asset impairments	—	4.8	—

Total benefits, losses and expenses	1,438.6	1,365.1	1,119.2

Income before income taxes	53.3	16.5	210.1
Income tax expense	8.3	(3.3)	39.7

Net income	$45.0	$19.8	$170.4

Net income per share
Basic	$1.09	$0.48	$4.06
Diluted	$1.09	$0.47	$4.04

Weighted average number of shares and equivalent shares
Basic	41.3	41.6	42.0
Diluted	41.4	41.8	42.2

Statements of Comprehensive Income (Loss)
Net income	$45.0	$19.8	$170.4
Other comprehensive income (loss), net of tax:
Effect of adopting ASU 2018-12	—	—	(426.6)
Change in net unrealized investment gains (losses) on fixed maturity securities	121.3	(796.7)	(90.3)
Change in net reserve remeasurements attributable to discount rates	(37.1)	445.9	110.8
Change in net funded status of benefit plans	1.2	1.4	1.0
Other comprehensive income (loss)	85.4	(349.4)	(405.1)
Comprehensive income (loss)	$130.4	$(329.6)	$(234.7)
(1) Recast for the adoption of ASU 2018-12. See Note 1 of the Consolidated Financial Statements

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 73

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in millions, except per share data)

	Year Ended December 31,
	2023	2022(1)	2021(1)
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1
Options exercised	—	—	—
Conversion of common stock units	—	—	—
Conversion of restricted common stock units	—	—	—
Ending balance	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	502.6	495.3	488.3
Options exercised and conversion of common stock units and restricted stock units	(0.5)	(0.9)	(0.7)
Share-based compensation expense	8.8	8.2	7.7
Ending balance	510.9	502.6	495.3

Retained earnings
Beginning balance	1,512.4	1,547.0	1,434.6
Net income (loss)	45.0	19.8	170.4
Dividends, 2023, $1.32 per share; 2022, $1.28 per share; 2021, $1.24 per share	(55.2)	(53.7)	(52.5)
Effect of adopting ASU 2018-12	—	(0.7)	(5.5)
Ending balance	1,502.2	1,512.4	1,547.0

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(399.4)	(50.0)	355.1
Effect of adopting ASU 2018-12	—	—	(426.6)
Change in net unrealized investment gains (losses) on fixed maturity securities	121.3	(796.7)	(90.3)
Change in net reserve remeasurements attributable to discount rates	(37.1)	445.9	110.8
Change in net funded status of benefit plans	1.2	1.4	1.0
Ending balance	(314.0)	(399.4)	(50.0)

Treasury stock, at cost
Beginning balance	(517.4)	(493.4)	(488.1)
Treasury stock acquired - share repurchase authorization	(6.5)	(24.0)	(5.3)
Ending balance	(523.9)	(517.4)	(493.4)
Shareholders' equity at end of year	$1,175.3	$1,098.3	$1,499.0
(1) Recast for the adoption of ASU 2018-12. See Note 1 of the Consolidated Financial Statements

The accompanying Notes are an integral part of these Consolidated Financial Statements.

74 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2023	2022(1)	2021(1)
Cash flows - operating activities
Net income (loss)	$45.0	$19.8	$170.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment losses	24.0	56.5	11.0
Depreciation and intangible asset amortization	26.2	27.6	18.4
Share-based compensation expense	9.5	8.9	8.4
Loss (gain) from equity method investments, net of dividends or distributions	(14.5)	18.2	(41.5)
Other expense - goodwill impairments	—	4.8	—
Changes in:
Insurance liabilities	186.7	334.2	114.5
Amounts due under reinsurance agreements	(12.5)	(309.8)	7.4
Income tax liabilities	(15.0)	110.5	(91.2)
Other operating assets and liabilities	53.9	(109.4)	4.5
Other, net	(1.2)	10.2	3.0
Net cash provided by operating activities	302.1	171.5	204.9
Cash flows - investing activities
Fixed maturity securities purchases	(596.7)	(1,046.4)	(1,459.0)
Fixed maturity securities sales	377.6	752.0	578.2
Fixed maturity securities maturities, paydowns, calls and redemptions	291.9	496.8	873.3
Equity securities purchases	(2.5)	(5.2)	(46.1)
Equity securities sales and repayments	18.7	12.0	4.7
Limited partnership interests purchases	(207.2)	(356.4)	(320.6)
Limited partnership interests sales	41.4	66.6	86.5
Change in short-term and other investments, net	(39.8)	40.0	(8.8)
Acquisition of business, net of cash acquired	—	(164.4)	—
Other, net	9.2	(9.6)	(10.2)
Net cash used in investing activities	(107.4)	(214.6)	(302.0)
Cash flows - financing activities
Dividends paid to shareholders	(53.9)	(52.6)	(51.4)
Proceeds from issuance of 2023 Senior Notes due 2028	297.7	—	—
Principal borrowings on Revolving Credit Facility	—	—	114.0
FHLB borrowings	—	—	5.0
Principal repayment on Revolving Credit Facility	(249.0)	—	—
Principal repayment on FHLB borrowings	—	(5.0)	(54.0)
Treasury stock acquired	(6.5)	(24.0)	(5.3)
Proceeds from exercise of stock options	—	—	0.3
Withholding tax payments on RSUs tendered	(1.8)	(2.4)	(2.0)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	787.6	636.5	1,060.4
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(604.7)	(472.2)	(462.7)
Repayment of FHLB funding agreements	(189.5)	(149.0)	(362.0)
Life policy accounts deposits, withdrawals, and surrenders	8.6	7.8	5.1
Change in deposit asset on reinsurance	(123.6)	(67.0)	(39.2)
Net increase (decrease) in reverse repurchase agreements	(70.2)	70.2	—
Change in book overdrafts	(2.5)	9.9	0.3
Net cash provided by (used in) financing activities	(207.8)	(47.8)	208.5
Net increase (decrease) in cash	(13.1)	(90.9)	111.4
Cash at beginning of year	42.8	133.7	22.3
Cash at end of year	$29.7	$42.8	$133.7
(1) Recast for the adoption of ASU 2018-12. See Note 1 of the Consolidated Financial Statements

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 75

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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
The Company adopted ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts effective January 1, 2023, on a modified retrospective basis. Prior year balances were recast in this Annual Report on Form 10-K to conform to ASU 2018-12 on January 1, 2021. For further details, see Note 1 - Recent Adoption of New Accounting Standards, Note 6 - Long-Duration Contracts, and Note 18 - Prior Period Consolidated Financial Statements.
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
The most significant critical accounting estimates include valuation of hard-to-value fixed maturity securities, evaluation of credit loss impairments for fixed maturity securities, valuation of future policy benefit reserves, and valuation of liabilities for property and casualty unpaid claims and claim expense reserves.
Investments
Fixed Maturity Securities
The Company invests predominantly in fixed maturity securities. Fixed maturity securities include bonds, asset-backed securities (ABS), mortgage-backed securities (MBS), other structured securities and redeemable preferred stocks. MBS includes residential and commercial mortgage-backed securities. Fixed maturity securities, which may be sold prior to their contractual maturity, are designated as available for sale (AFS) and are carried at fair value of which a portion represent securities that are hard-to-value. See Note 3 – Fair Value of Financial Instruments – Investments for a detailed description of how the Company estimates fair value for its

76 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
fixed maturity securities portfolio including hard-to-value securities. An adjustment for net unrealized investment gains (losses) on all fixed maturity securities available for sale and carried at fair value, is recognized as a separate component of accumulated other comprehensive income (loss) (i.e., AOCI) within shareholders’ equity, net of applicable deferred taxes. The Company excludes accrued interest receivable from the amortized cost basis of its AFS fixed maturity securities.
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
Policy Loans
Policy loans are carried at unpaid principal balances.
Short-Term and Other Investments
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at amortized cost, which approximates fair value. Other investments primarily consist of Federal Home Loan Bank of Chicago (FHLB) common stock, mortgage loans and derivatives. FHLB common stock is carried at cost. Mortgage loans are carried at amortized cost, net, which represent the amount expected to be collected. Derivatives are carried at fair value.
Variable Interest Entities (VIEs)
The Company invests in fixed maturity securities and alternative investment funds that could qualify as variable interests in VIEs. Such variable interests in VIEs have been reviewed and the Company determined that those VIEs are not subject to consolidation as the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact those VIEs' economic performance.
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
The Company reports accrued investment income within other assets in the Consolidated Balance Sheets separately from AFS fixed maturity securities and has elected not to measure an allowance for credit losses for accrued investment income. Accrued investment income is written-off and recognized as a net investment loss at the time the issuer of the security defaults or is expected to default on payments.

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
Credit Loss Impairments for Fixed Maturity Securities
For fixed maturity securities classified as available for sale, the difference between amortized cost, net of a credit loss allowance (i.e., amortized cost, net) and fair value, net of certain other items and deferred income taxes (as disclosed in Part II - Item 8, Note 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K) is reported as a component of accumulated other comprehensive income (loss) (i.e., AOCI) on the Consolidated Balance Sheets and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a credit loss allowance transaction is recorded. We evaluate fixed maturity securities where fair value is below amortized cost on a quarterly basis to determined if a credit loss allowance is necessary. These reviews, in conjunction with our investment managers’ quarterly credit reports and relevant factors such as (1) has the security missed any scheduled principal or interest payments in the current quarter; (2) has the security been downgraded to below investment grade by rating agencies or if the security was below investment grade at time of purchase, has the security been downgraded by two or more notches since acquisition; (3) has the security declined in value by more than 10% compared to the prior quarter; (4) has the market yield changed by more than 50 basis points; are all considered in the impairment assessment process.
For each fixed maturity security where fair value is below amortized cost, we assess whether management with the appropriate authority has made the decision to sell or whether it is more likely than not we will be required to sell the security before the anticipated recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, any existing credit loss allowance is written-off and the amortized cost basis of the security is written down to the fair value, with the losses recorded as a net investment loss.
If we have not made the decision to sell the fixed maturity security and it is not more likely than not we will be required to sell the fixed maturity security before the anticipated recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We estimate the anticipated recovery based on the best estimate of future cash flows considering past events, current conditions and reasonable and supportable forecasts. The estimated future cash flows are discounted at the security’s effective interest rate and are compared to the amortized cost basis of the security. The determination of whether we expect to received cash flow sufficient to recover the entire amortized cost basis of the security is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the security. Our investment managers will calculate the anticipated recovery value of the security by performing a discounted cash flow analysis based on the present value of future cash flows. The discount rate is generally the effective interest rate of the security at the time of purchase for fixed-rate securities. We will then review the assumptions/methodologies for reasonableness. The information reviewed generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, and the value of underlying collateral. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed maturity securities, and other market data relevant to the realizability of contractual cash flows, may also be considered.
If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed maturity security, a credit loss allowance is recorded as a net investment loss for the shortfall in expected cash flows; however, the amortized cost basis, net of the credit loss allowance, may not be lower than the fair value of the security. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If we determine that the fixed maturity security does not have sufficient cash flows or other information to estimate the anticipated recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recognized as a net investment loss. Subsequent changes in the anticipated recoveries, limited by the amount of previous taken credit allowances, are recorded through changes in the allowance for credit losses and recognized through net investment loss.

78 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
When a security is disposed or deemed uncollectible and written-off, we reverse amounts previously recognized in the credit loss allowance through net investment loss.
Deferred Policy Acquisition Costs and Deferred Sales Inducements
The Company's DAC by reporting segment was as follows (2022 recast for the adoption of LDTI):

($ in millions)	December 31,
	2023	2022
Property & Casualty	$29.3	$24.5
Life & Retirement	297.7	299.5
Supplemental & Group Benefits	9.3	6.6
Total	$336.3	$330.6

DAC consists of costs that are incremental and directly related to the successful acquisition of new or renewal insurance contracts. Such costs include the incremental direct costs of contract acquisition, such as sales commissions; the portion of employees' total compensation and payroll-related fringe benefits related directly to time spent performing acquisition activities, such as underwriting, issuing, and processing policies for contracts that have actually been acquired; and other costs related directly to acquisition activities that would not have been incurred if the contract had not been acquired. For property and casualty risks, DAC is amortized over the terms of the insurance policies (6 or 12 months). For supplemental and group benefit policies, DAC is amortized in proportion to anticipated premiums over the terms of the insurance policies (approximately 6 years, based on an estimated average duration across all supplemental and group benefit products).
Life contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. For all life insurance products, the constant level basis used is face amount in force. For all deferred annuity products, the constant level basis used is the deposit amount in force. The constant level basis used for amortization is projected using mortality and lapse assumptions that are based on the Company's experience, industry data, and other factors and are consistent with those used for the liabilities for future policy benefits (LFPB). If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected terminations, due to mortality and lapse experience higher than expected, are recognized in the current period as a reduction of the capitalized balances.
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
Intangible Assets, net
The value of business acquired (VOBA) associated with the acquisition of NTA Life Enterprises, LLC (NTA) represents the difference between the fair value of insurance contracts and insurance policy reserves measured in accordance with the Company's accounting policy for insurance contracts acquired. VOBA was based on an actuarial estimate of the present value of future distributable earnings for insurance in force on the acquisition date. VOBA net of accumulated amortization was $64.8 million as of December 31, 2023 and is being amortized by product based on the present value of future premiums to be received. The Company estimates that it will recognize VOBA amortization of $5.4 million in 2024, $5.1 million in 2025, $4.7 million in 2026, $4.4 million in 2027 and $4.1 million in 2028.
The Company accounts for the value of distribution acquired (VODA) associated with the acquisition of NTA based on an actuarial estimate of the present value of future business to be written by the existing distribution

Horace Mann Educators Corporation	Annual Report on Form 10-K 79

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
channel. VODA net of accumulated amortization was $36.0 million as of December 31, 2023 and is being amortized on a straight-line basis. The Company estimates that it will recognize VODA amortization of $2.9 million in each of the years 2024 through 2028, respectively.
The Company accounts for the value of agency relationships based on the present value of commission overrides retained by NTA. Agency relationships net of accumulated amortization was $7.2 million as of December 31, 2023 and is being amortized based on the present value of future premiums to be received. The Company estimates that it will recognize agency relationships amortization of $1.4 million in 2024, $1.2 million in 2025, $1.0 million in 2026, $0.9 million in 2027 and $0.8 million in 2028.
The Company accounts for the value of customer relationships based on the present value of expected profits from existing Benefit Consultants Group, Inc. (BCG) and Madison National customers in force at the date of acquisition. Customer relationships net of accumulated amortization was $48.4 million as of December 31, 2023 and is being amortized based on the present value of future profits to be received for BCG and based on the present value of future premiums for Madison National. The Company estimates that it will recognize customer relationships amortization of $4.8 million in 2024, $5.1 million in 2025, $5.5 million in 2026, $5.9 million in 2027 and $6.3 million in 2028.
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
Annually, the Company performs a VOBA analysis on supplemental insurance policies to assess whether a loss recognition event has occurred. This initially involves comparing the historical and expected future experience on the block to the assumptions embedded in the original VOBA intangible asset. If both the experience to date and current expected experience are consistently better than the initial VOBA assumptions, the remaining value in the block is sufficient to support the VOBA intangible asset and no loss recognition is necessary. If the historical and current expected assumptions are not uniformly better than the initial VOBA assumptions, a gross premium valuation (GPV) is performed to assess whether a loss recognition event has occurred. This involves discounting expected future benefits and expenses less expected future premiums. To the extent that this amount is greater than the liability for future benefits less the VOBA intangible asset, in aggregate for the supplemental insurance block, a loss would be recognized by first writing-off the VOBA and then increasing the liability. Currently, a GPV is not required for the acquired supplemental block. No such costs were deemed unrecoverable during the year ended December 31, 2023.
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
Intangible assets that are not subject to amortization (i.e., trade names and state licenses) are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of October 1, 2023, the Company performed a qualitative assessment to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessment of qualitative factors, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount.
As of October 1, 2022, the Company performed a qualitative assessment to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessment of qualitative factors, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount with the exception of lower than anticipated BCG revenues.
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
Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as an operating segment or a business unit one level below an operating segment, if separate financial information is prepared and regularly reviewed by management at that level. The Company's reporting units, for which goodwill has been allocated, are Property & Casualty, Life, BCG, BCGS, NTA, and Madison National. Refer to Note 9 for the allocation of goodwill by reporting segment as of December 31, 2023.
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
As of October 1, 2023, the Company performed a qualitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
The Company performed quantitative goodwill impairment tests as of October 1, 2022 and 2021, and concluded no material adjustments were necessary to goodwill.
During each year from 2021 through 2023, the Company completed the required annual goodwill impairment testing. With exception to the goodwill impairment charges described in Note 9, no other goodwill impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value of a reporting unit to fall below its carrying amount. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.
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

($ in millions)	December 31,
	2023	2022
Property and equipment	$129.4	$148.3
Less: accumulated depreciation	60.8	79.0
Total	$68.6	$69.3

Horace Mann Educators Corporation	Annual Report on Form 10-K 81

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Separate Account Variable Annuity Assets and Liabilities
Separate Account variable annuity assets represent contractholder funds invested in various mutual funds. The Separate Account variable annuity assets comprise actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access. Net asset values for the actively traded mutual funds in which the Separate Account variable annuity assets are invested are obtained daily from the fund managers. Separate Account variable annuity liabilities are equal to the estimated fair value of Separate Account variable annuity assets. The investment income, gains and losses of these accounts accrue directly to the contractholders and are not included in the results of operations of the Company. The activity of the Separate Accounts is not reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) except for (1) contract charges earned and (2) the activity related to contract guarantees, which are benefits on existing variable annuity contracts. The Company's contract charges earned include fees charged to the Separate Accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.
Future Policy Benefits Reserves
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
DPL is recognized as a component of the Future policy benefit reserves presented in the Consolidated Balance Sheets.
Policyholders' Account Balances
Liabilities for future benefits on annuity contracts are carried at accumulated policyholder account values without reduction for potential surrender or withdrawal charges.
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
The Company elected to not use hedge accounting for derivative transactions. As a result, the Company accounts for the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value recognized as Net investment gains (losses) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The embedded derivative is bifurcated from the host contract and included in Policyholders' account balances in the Consolidated Balance Sheets. The host contract is accounted for as a debt instrument in accordance with GAAP and is included in Investment contract and life policy reserves in the Consolidated Balance Sheets with any discount to the minimum account value being accreted using the effective yield method. In the Consolidated Statements of Operations and Comprehensive Income (Loss), accreted interest for FIA products and benefit claims on these products incurred during the reporting period are included in Benefits, claims and settlement expenses.
The Company offers indexed universal life (IUL) products as part of its product portfolio with interest crediting strategies linked to the S&P 500 Index and the DJIA as well as a fixed option. The Company purchases call options monthly to economically hedge the potential liabilities arising in IUL accounts. As a result, the Company records the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value reported in Net investment gains (losses) in the Consolidated Statements of Operations and Comprehensive Income (Loss). IUL policies with a balance in one or more indexed accounts are considered to have an embedded derivative. The benefit reserve for the host contract is measured using the retrospective deposit method, which for Horace Mann's IUL product is equal to the account balance. The embedded derivative is bifurcated from the host contract, carried at fair value, and included in Policyholders' account balances in the Consolidated Balance Sheets.
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
Short-Duration Insurance Contracts
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
Liabilities for Group Benefits unpaid claims and claim expense reserves (reserves) represent management's best estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims that are IBNR. All of the Company's reserves for Group Benefits unpaid claims and claim expenses are carried at the full value of estimated liabilities (i.e., undiscounted) with exception to certain case reserves in the group disability line of business for which those reserves are carried on a discounted basis. The Company calculates and records a single best estimate of the reserve as of each reporting date in conformity with actuarial standards of practice.
Other Policyholder Funds
Other policyholder funds includes primarily balances outstanding under funding agreements with the Federal Home Loan Bank of Chicago (FHLB) as well as dividend accumulations, carried at cost. Amounts received and repaid under FHLB funding agreements are classified as financing activities in the Company's Consolidated Statements of Cash Flows.
FHLB Funding Agreements

HMLIC (since 2013), NTA (since 2019), and MNL (since 2023), are all members of FHLB, which provides the subsidiaries with access to collateralized borrowings and other FHLB products. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage — such as 2.0% based on the Reduced Capitalization Advance Program. In 2021, HMEC's Board of Directors (Board) authorized a maximum amount equal to 25% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB advances and funding agreements combined. In 2023, HMLIC and NTA collectively received $301.5 million from FHLB funding agreements and repaid $189.5 million on FHLB funding agreements. Outstanding advances under FHLB funding agreements are reported as Other policyholder funds in the Consolidated Balance Sheets and totaled $904.5 million and $792.5 million as of December 31, 2023 and 2022, respectively. Interest on the funding agreements accrues at their contractual interest rates.

84 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
As of December 31, 2023, scheduled maturity dates for outstanding FHLB funding agreements were as follows:

($ in millions)
	Amount	Interest Rate	Maturity Date
	$25.0	5.6%	September 09, 2026
	50.0	5.7%	February 13, 2026
	10.0	5.7%	February 13, 2026
	200.0	5.6%	January 16, 2026
	125.0	0.6%	September 11, 2025
	12.5	0.7%	June 26, 2025
	30.0	5.7%	February 28, 2025
	10.0	5.7%	February 28, 2025
	10.0	0.5%	February 14, 2025
	40.0	5.7%	February 07, 2025
	31.0	5.7%	February 07, 2025
	60.0	5.8%	January 10, 2025
	25.0	5.8%	January 10, 2025
	6.0	5.8%	January 10, 2025
	100.0	5.6%	December 13, 2024
	5.0	5.7%	August 28, 2024
	10.0	5.7%	August 28, 2024
	50.0	5.7%	May 22, 2024
	10.0	5.7%	May 22, 2024
	20.0	5.7%	April 24, 2024
	25.0	5.7%	April 03, 2024
	50.0	5.8%	January 12, 2024
Total	$904.5
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
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $0.0 million as of December 31, 2023 and $73.9 million as of December 31, 2022. The obligation for securities sold under reverse repurchase agreements was a net amount of $0.0 million as of December 31, 2023 and $70.2 million as of December 31, 2022.
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

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
If the Company determines that a reinsurance agreement exposes the reinsurer to a reasonable possibility of a significant loss from insurance risk, the ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not relieve the Company of its legal liability to its policyholders. See Note 7 for further details.
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company recognizes the reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance on the Company's Consolidated Balance Sheets. As amounts are received or paid or received, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income. See Note 8 for further details.
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
Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of RSUs is measured at the market price of the Company's common stock on the date of grant, with the exception of market-based performance awards, for which the Company uses a Monte Carlo simulation model to determine fair value for purposes of measuring RSU expense. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $1.4 million, $1.2 million, and $1.2 million, respectively, of stock option expense as a result of stock options that vested during the respective periods. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $7.5 million, $6.9 million and $6.6 million, respectively, in RSU expense as a result of the performance and/or vesting of RSUs during the respective periods.
In 2023, 2022 and 2021, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for stock options granted in each year. The fair value of stock options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table.

	Year Ended December 31,
	2023	2022	2021
Number of stock options granted	209,028	162,224	183,272
Weighted average grant date fair value of stock options granted	$8.50	$8.51	$7.73
Weighted average assumptions:
Risk-free interest rate	4.1%	1.9%	0.8%
Expected dividend yield	3.6%	3.2%	3.0%
Expected life, in years	5.3	5.2	5.1
Expected volatility (based on historical volatility)	30.9%	30.2%	30.1%

86 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
The weighted average fair value of nonvested stock options outstanding on December 31, 2023 was $8.11. Total unrecognized compensation expense relating to the nonvested stock options outstanding as of December 31, 2023 was approximately $2.6 million. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2024 through 2027. Expense is recognized on a straight-line basis over the vesting period for the entire award. Forfeitures of unvested amounts due to terminations and/or early retirements are recognized as a reduction to the related expenses.
Total unrecognized compensation expense relating to RSUs outstanding as of December 31, 2023 was approximately $8.9 million. This amount will be recognized as expense over the remainder of the performance and/or vesting period, which is scheduled to be 2024 through 2026. Expense is recognized on a straight-line basis from the date of grant through the end of the performance and/or vesting period for the entire award. Forfeitures of unvested amounts due to terminations are recognized as a reduction to the related expenses.
Retirement Plans
The Company sponsors a 401(k) plan, a qualified defined benefit plan, two non-qualified supplemental defined benefit plans, and a non-qualified defined contribution plan. Both the qualified defined benefit plan and the two non-qualified supplemental defined benefit plans have been frozen since 2002. All participants in the frozen plans are 100% vested in their accrued benefit and all non-qualified supplemental defined benefit plan participants are receiving payments.
All employees participate in the 401(k) plan and receive a 100% vested 3% "safe harbor" company contribution based on employees' eligible earnings. The Company matches each dollar of employee contributions up to a 5% maximum — in addition to maintaining the automatic 3% "safe harbor" contribution. The matching company contribution vests after 5 years of service. The 401(k) plan is fully funded.
The Company's policy for the frozen qualified defined benefit plan is to contribute to the plan amounts which are actuarially determined to provide sufficient funding to meet future benefit payments as defined by federal laws and regulations. Both the non-qualified frozen supplemental defined benefit plans and the non-qualified contribution plan are unfunded plans with the Company's contributions made at the time payments are made to participants.
For the two qualified plans, all assets are held in their respective plan trusts. The assets and projected benefit obligation at the end of the year are as follows:

($ in millions)	Year Ended December 31,
	2023	2022
401(k) plan assets	$245.7	$207.1
Defined benefit plan assets	13.9	13.6
Projected benefit obligation	16.2	17.2
Income Taxes
The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2023, 2022 and 2021 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.
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
The computations of net income (loss) per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows (2022 and 2021 recast for the adoption of LDTI):

($ in millions)	Year Ended December 31,
	2023	2022	2021
Basic:
Net income (loss) for the period	$45.0	$19.8	$170.4
Weighted average number of common shares during the period (in millions)	41.3	41.6	42.0
Net income (loss) per share - basic	$1.09	$0.48	$4.06

Diluted:
Net income (loss) for the period	$45.0	$19.8	$170.4
Weighted average number of common shares during the period (in millions)	41.3	41.6	42.0
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in millions):
Stock options	—	—	—
CSUs related to deferred compensation for employees	—	—	—
RSUs related to incentive compensation	0.1	0.2	0.2
Total common and common equivalent shares adjusted to calculate diluted earnings per share (in millions)	41.4	41.8	42.2
Net income (loss) per share - diluted	$1.09	$0.47	$4.04

Options to purchase 1,243,169 shares of common stock at $32.13 to $42.95 per share were granted in 2015, 2017, 2018, 2019, 2020, 2021, 2022 and 2023 but were not included in the computation of 2023 diluted net income (loss) per share because of their anti-dilutive effect. These options, which expire in 2025, 2027, 2028, 2029, 2030, 2031, 2032 and 2033 were still outstanding at December 31, 2023.
Consolidated Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks as well as restricted cash. See Note 16 for further information.
Recent Adoption of New Accounting Standards
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

($ in millions)
	Whole Life	Term Life		Experience Life	Limited Pay Whole Life	Supplemental Health(1)	SPIA (life contingent)
Balance, end of year December 31, 2020	$218.7	$93.2		$758.3	$51.3	$392.5	$115.9
Change in discount rate assumptions	111.5	27.3	0	433.0	18.2	23.0	20.6
Change in cash flow assumptions, effect of net premiums exceeding gross premiums	0.4	—		—	—	—	—
Adjusted balance, beginning of year January 1, 2021	330.6	120.5		1,191.3	69.5	415.5	136.5
Less: Reinsurance recoverables, end of year December 31, 2020	(0.1)	(5.4)		(1.3)	(0.1)	—	—
Less: Change in discount rate assumptions	(0.2)	(0.9)		(0.7)	(0.1)	—	—
Adjusted balance, beginning of year January 1, 2021, net of reinsurance	$330.3	$114.2		$1,189.3	$69.3	$415.5	$136.5
(1) As of January 1, 2021, the net LFPB for Supplemental Health was $163.5 million for cancer, $31.2 million for accident, $32.0 million for disability and $188.8 million for other supplemental health policies.
The following table summarizes the balance of and changes in DAC on January 1, 2021 due to adoption of ASU 2018-12:

($ in millions)
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, end of year December 31, 2020	$17.8	$25.6	$2.6	$4.4	$11.3	$4.3	$137.7
Adjustment for removal of related balances in AOCI	—	—	3.6	—	1.6	—	85.4
Adjusted balance, beginning of year January 1, 2021	$17.8	$25.6	$6.2	$4.4	$12.9	$4.3	$223.1

Horace Mann Educators Corporation	Annual Report on Form 10-K 89

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
The following table summarizes the balance of and changes in the net liability position of MRBs on January 1, 2021 due to adoption of ASU 2018-12:

($ in millions)

Balance, end of year December 31, 2020	$0.1
Adjustment for the difference between carrying amount and fair value, except for the difference due to instrument-specific credit risk	6.8
Adjustment for cumulative effect of changes in the instrument-specific credit risk at issuance	1.7
Total adjustment for the difference between carrying amount and fair value	8.5
Balance, beginning of year January 1, 2021	8.6
Less: Reinsurance recoverable	—
Balance, beginning of year January 1, 2021, net of reinsurance	$8.6
The following table presents the effect of the after-tax transition adjustments on consolidated shareholders' equity due to adoption of ASU 2018:

($ in millions)	January 1, 2021
	AOCI	Retained Earnings
Liability for future policy benefits	$(496.4)	$(0.2)
Deferred policy acquisition costs	71.1	—
Deferred sales inducements	—	—
Market risk benefits	(1.3)	(5.3)
Total	$(426.6)	$(5.5)

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
While the requirements of ASU 2018-12 represent a significant change from legacy GAAP, the adoption of ASU 2018-12 did not impact cash flows on the Company’s policies, or the underlying economics of the Company’s business. The Company's insurance subsidiaries' risk-based capital amounts and ratios, and regulatory dividends are not impacted as the NAIC rejected ASU 2018-12.
See Note 18 for summarization of the effects of adopting ASU 2018-12 on the Company's 2022 and 2021 Consolidated Financial Statements.
Future Adoption of New Accounting Standards
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 includes: 1) a requirement to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, 2) a requirement to disclose an amount for other segment items by reportable segment and a description of its composition, 3) a requirement to disclose a reportable segments profit or loss and assets currently required by Topic 280 in interim periods, 4) clarifies that in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment's

90 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, and 5) a requirement to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
This guidance will be effective for the Company for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The guidance will have no net impact on the Company's consolidated financial position, results of operations, or cash flows.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update will improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.
This guidance will be effective for the Company for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. Early adoption is permitted. The guidance will have no net impact on the Company's consolidated financial position, results of operations, or cash flows.
NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2023	2022	2021
Fixed maturity securities	$269.2	$247.2	$235.6
Equity securities	6.5	9.0	5.3
Limited partnership interests	59.1	40.5	79.0
Short-term and other investments	17.2	11.2	11.6
Investment expenses	(12.1)	(10.5)	(10.1)
Net investment income - investment portfolio	339.9	297.4	321.4
Investment income - deposit asset on reinsurance	104.9	103.5	101.1
Total net investment income	$444.8	$400.9	$422.5
Net Investment Losses
Net investment losses for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2023	2022	2021
Fixed maturity securities	$(20.3)	$(29.1)	$(7.7)
Equity securities	(3.9)	(32.6)	(0.8)
Short-term investments and other	0.2	5.2	(2.5)
Net investment losses	$(24.0)	$(56.5)	$(11.0)

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 91

NOTE 2 - Investments (continued)
Net Investment Losses by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2023	2022	2021
Credit loss impairments	$(0.4)	$(3.1)	$(8.1)
Intent-to-sell impairments	(6.7)	(7.6)	(2.3)
Total impairments	(7.1)	(10.7)	(10.4)
Sales and other, net	(25.0)	(17.8)	4.3
Change in fair value - equity securities	7.9	(33.2)	(2.3)
Change in fair value and losses realized on settlements - derivatives	0.2	5.2	(2.6)
Net investment losses	$(24.0)	$(56.5)	$(11.0)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Year Ended December 31,
	2023	2022	2021
Beginning balance	$1.2	$7.7	$—
Credit losses on fixed maturity securities for which credit losses were not previously reported	—	—	8.1
Net increases (decreases) related to credit losses previously reported	—	3.1	—
Reduction of credit allowances related to sales	—	(9.2)	—
Write-offs	—	(0.4)	(0.4)
Ending balance	$1.2	$1.2	$7.7

92 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 2 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$713.4	$4.4	$64.6	$653.2
Other, including U.S. Treasury securities	450.8	0.8	62.8	388.8
Municipal bonds	1,333.4	28.6	91.9	1,270.1
Foreign government bonds	23.1	—	1.0	22.1
Corporate bonds	1,969.9	23.1	220.3	1,772.7
Other asset-backed securities	1,162.3	6.0	39.9	1,128.4
Totals	$5,652.9	$62.9	$480.5	$5,235.3

December 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$638.2	$1.3	$69.1	$570.4
Other, including U.S. Treasury securities	410.0	0.5	67.8	342.7
Municipal bonds	1,380.9	16.9	128.1	1,269.7
Foreign government bonds	35.1	—	1.6	33.5
Corporate bonds	2,161.2	12.7	272.2	1,901.7
Other asset-backed securities	1,131.5	3.6	68.1	1,067.0
Totals	$5,756.9	$35.0	$606.9	$5,185.0

Horace Mann Educators Corporation	Annual Report on Form 10-K 93

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of December 31, 2023 and 2022. The Company views the decrease in fair value of all fixed maturity securities with unrealized losses as of December 31, 2023 as due to factors other than a credit loss. As of December 31, 2023, the Company has not made the decision to sell and it is more likely than not the Company will not be required to sell the fixed maturity securities with unrealized losses before a recovery of the amortized cost basis. In reaching our conclusion that an allowance for credit is unnecessary, we considered the factors described in the Application of Critical Accounting Estimates - Evaluation of Credit Loss Impairments for Fixed Maturity Securities. The performance of fixed maturity securities has been impacted by the change in interest rates, specifically interest rates being at relatively high levels compared to interest rates at the time of acquisition of the securities. Following significant increases in interest rates throughout 2022, driven mostly by increases in risk-free rates, rates stabilized during 2023 but remain at elevated levels. In consideration of the factors, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the following table.

($ in millions)	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$45.3	$0.8	$458.5	$63.8	$503.8	$64.6
Other	39.5	0.4	288.0	62.4	327.5	62.8
Municipal bonds	64.5	0.9	724.6	91.0	789.1	91.9
Foreign government bonds	1.5	—	20.6	1.0	22.1	1.0
Corporate bonds	195.0	25.4	1,171.3	194.9	1,366.3	220.3
Other asset-backed securities	133.4	0.8	752.5	39.1	885.9	39.9
Total	$479.2	$28.3	$3,415.5	$452.2	$3,894.7	$480.5

Number of positions with a gross unrealized loss	195		2,305		2,500
Fair value as a percentage of total fixed maturities securities fair value	9.2%		65.2%		74.4%

December 31, 2022
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$458.3	$54.4	$52.6	$14.7	$510.9	$69.1
Other	242.7	34.1	65.8	33.7	308.5	67.8
Municipal bonds	911.6	113.7	42.2	14.4	953.8	128.1
Foreign government bonds	32.7	1.4	0.4	0.2	33.1	1.6
Corporate bonds	1,345.0	221.1	148.9	51.1	1,493.9	272.2
Other asset-backed securities	543.4	37.1	424.3	31.0	967.7	68.1
Total	$3,533.7	$461.8	$734.2	$145.1	$4,267.9	$606.9

Number of positions with a gross unrealized loss	2,515		587		3,102
Fair value as a percentage of total fixed maturities securities fair value	68.2%		14.2%		82.4%

94 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings was as follows:

	Number of Positions
	December 31,
	2023	2022
Credit Rating
AAA	226	67
AA	1,006	217
A	423	94
BBB	448	93
Total investment grade	2,103	471
BB	93	68
B	39	31
CCC or lower	7	2
Total below investment grade	139	101
Not rated	63	15
Totals:	2,305	587
Fixed maturity securities with an investment grade rating represented 96.0% of the gross unrealized losses as of December 31, 2023. For the same reasons discussed above, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the previous table.
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

($ in millions)	December 31, 2023
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$298.6	$294.1	5.6%
Due after 1 year through 5 years	1,482.4	1,435.5	27.4%
Due after 5 years through 10 years	1,435.1	1,371.5	26.2%
Due after 10 years through 20 years	1,426.3	1,282.6	24.5%
Due after 20 years	1,010.5	851.6	16.3%
Total	$5,652.9	$5,235.3	100.0%

Horace Mann Educators Corporation	Annual Report on Form 10-K 95

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were as follows:

($ in millions)	Year Ended December 31,
	2023	2022	2021
Fixed maturity securities
Proceeds received	$377.6	$752.0	$578.2
Gross gains realized	2.2	5.5	10.5
Gross losses realized	(14.0)	(23.7)	(7.7)

Equity securities
Proceeds received	$18.7	$10.8	$4.7
Gross gains realized	—	1.7	1.5
Gross losses realized	(11.8)	(1.0)	(0.1)
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles the net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Year Ended December 31,
	2023	2022	2021
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(449.6)	$347.1	$366.3
Effect of adopting ASU 2018-12	—	—	71.1
Change in net unrealized investment gains (losses) on fixed maturity securities	105.3	(819.7)	(96.4)
Reclassification of net investment (gains) losses on fixed maturity securities to net income	16.0	23.0	6.1
End of period	$(328.3)	$(449.6)	$347.1
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

($ in millions)	December 31,
	2023	2022
Commercial mortgage loan funds	$660.8	$593.6
Real estate equity funds	109.2	71.3
Private equity funds	92.7	76.3
Infrastructure equity funds	77.2	72.0
Infrastructure debt funds	59.1	60.0
Other funds(1)	139.8	110.5
Total	$1,138.8	$983.7
(1) Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital, and private credit funds.

96 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2023
Asset derivatives
Free-standing derivatives	$19.0	$—	$19.0	$—	$18.5	$0.5

December 31, 2022
Asset derivatives
Free-standing derivatives	$6.8	$—	$6.8	$—	$5.9	$0.9
Deposits
At December 31, 2023 and 2022, fixed maturity securities with a fair value of $29.2 million and $28.6 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of the Company conduct business. In addition, as of December 31, 2023 and 2022, fixed maturity securities with a fair value of $987.2 million and $860.4 million, respectively, were on deposit with FHLB as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $904.5 million and $792.5 million at the respective dates. The deposited securities are reported as Fixed maturity securities in the Company's Consolidated Balance Sheets.

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

NOTE 3 - Fair Value of Financial Instruments (continued)

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
Investments
The fair value of a fixed maturity security is the price that would be received in an orderly transaction between market participants at the measurement date. We obtain prices from third-party valuation service providers, our investment managers, and custodian bank, each of which use a variety of valuation service providers, broker quotes, and modeled prices. When necessary, we also internally model securities to develop a price. Differences in prices between the sources that we consider reliable are researched and we use the price that we consider most representative of an exit price in determining the fair value. Typical inputs used by these pricing sources include, but are not limited to, reported trades, broker quotes, yield curves, and involve the benchmarking of similar securities, rating designations, sector groupings, issuer spreads and/or estimated cash flows, prepayment speeds and default rates, among others, in determining the inputs to the prices. Our fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the fixed maturity securities portfolio to be priced through pricing services using observable inputs. Approximately 87.7% and 88.6% of the fixed maturity securities portfolio, based on fair value, was priced through valuation services or priced using observable inputs as of December 31, 2023 and 2022, respectively. The remainder of the fixed maturity

98 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Fair Value of Financial Instruments (continued)

securities portfolio was priced by broker quotes, modeled prices by our investment managers or internal pricing models. Non-binding broker quotes are generally classified as Level 3, unless the quotes can be corroborated by comparison to other valuation service provider prices or observable pricing models or analyses, whereby they could be classified as Level 2. There were no significant changes to the valuation process during 2023.
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
To determine the fair value of equity securities, the Company uses its third-party valuation service providers, investment managers or its custodian bank to obtain fair value prices from independent third-party valuation service providers.
In summary, the following financial assets and financial liabilities are carried at fair value on a recurring basis:
Financial assets
•Fixed maturity securities, including hard-to-value fixed maturity securities, as described above.
•Equity securities, as described above.
•Short-term investments — Because of the nature of these assets, carrying amounts are amortized cost which approximate fair values.
•Other investments — Other investments include derivatives. Fair values of derivatives are based on the amount of cash expected to be received to settle each derivative on the reporting date. These amounts are obtained from each of the counterparties using industry accepted valuation models and observable inputs. Significant inputs include contractual terms, underlying index prices, market volatilities, interest rates and dividend yields.
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
•MRBs are measured at fair value using a non-option-based valuation model based on current net amounts at risk, market data, Company experience, and other factors.

Horace Mann Educators Corporation	Annual Report on Form 10-K 99

NOTE 3 - Fair Value of Financial Instruments (continued)

Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. As of December 31, 2023, Level 3 investments comprised approximately 9.5% of the Company's total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
December 31, 2023
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$653.2	$653.2	$—	$653.2	$—
Other, including U.S. Treasury securities	388.8	388.8	45.6	343.2	—
Municipal bonds	1,270.1	1,270.1	—	1,196.1	74.0
Foreign government bonds	22.1	22.1	—	22.1	—
Corporate bonds	1,772.7	1,772.7	10.1	1,420.1	342.5
Other asset-backed securities	1,128.4	1,128.4	—	1,030.9	97.5
Total fixed maturity securities	5,235.3	5,235.3	55.7	4,665.6	514.0
Equity securities	86.2	86.2	17.9	63.8	4.5
Short-term investments	132.9	132.9	132.9	—	—
Other investments	19.0	19.0	—	19.0	—
Totals	$5,473.4	$5,473.4	$206.5	$4,748.4	$518.5
Separate Account variable annuity assets(1)	$3,294.1	$3,294.1	$3,294.1	$—	$—

Financial Liabilities(2)	$86.0	$86.0	$—	$3.6	$82.4

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
(2) Represents embedded derivatives related to fixed indexed annuity and indexed universal life products as well as net MRBs reported in Policyholders' account balances in the Company's Consolidated Balance Sheets.

100 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Fair Value of Financial Instruments (continued)

Changes in Level 3 Fair Value Measurements
The Company did not have any transfers between Levels 1 and 2 during 2023 and 2022. The following tables present reconciliations for the periods indicated for all Level 3 financial assets and financial liabilities measured at fair value on a recurring basis.

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, January 1, 2023	$54.4	$261.3	$107.6	$423.3	$2.0	$425.3	$91.3
Transfers into Level 3(3)	—	76.5	0.8	77.3	2.1	79.4	—
Transfers out of Level 3(3)	—	(3.7)	—	(3.7)	—	(3.7)	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	0.4	0.4	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	1.3
Net unrealized investment gains (losses) included in OCI	11.3	(17.1)	5.0	(0.8)	—	(0.8)	0.4
Purchases	9.5	64.5	2.0	76.0	—	76.0	—
Issuances	—	—	—	—	—	—	8.0
Sales	—	(7.7)	—	(7.7)	—	(7.7)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(1.2)	(31.3)	(17.9)	(50.4)	—	(50.4)	(18.6)
Ending balance, December 31, 2023	$74.0	$342.5	$97.5	$514.0	$4.5	$518.5	$82.4

Beginning balance, January 1, 2022	$60.8	$210.3	$98.9	$370.0	$1.4	$371.4	$111.4
Transfers into Level 3(3)	0.6	157.9	34.5	193.0	0.8	193.8	—
Transfers out of Level 3(3)	(3.2)	(34.8)	(4.8)	(42.8)	—	(42.8)	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	(3.3)	(3.3)	(0.1)	(3.4)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(14.8)
Net unrealized investment gains (losses) included in OCI	(10.5)	(16.1)	(11.6)	(38.2)	—	(38.2)	(2.6)
Purchases	0.2	20.2	12.8	33.2	—	33.2	—
Issuances	—	—	—	—	—	—	7.4
Sales	—	—	(4.8)	(4.8)	—	(4.8)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	6.5	(76.2)	(14.1)	(83.8)	(0.1)	(83.9)	(10.1)
Ending balance, December 31, 2022	$54.4	$261.3	$107.6	$423.3	$2.0	$425.3	$91.3
(1)    Represents embedded derivatives, all related to the Company's FIA products, reported in Policyholders' account balances in the Company's Consolidated Balance Sheets.
(2)    Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)    Transfers into and out of Level 3 during the years ended December 31, 2023 and 2022 were attributable to changes in the availability of observable market information for individual fixed maturity securities and short-term investments. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

As of December 31, 2023, the Company had a $0.4 million net investment gain on Level 3 financial assets that was included in net income and was primarily attributable to credit loss impairments. As of December 31, 2022 the Company had a $3.4 million net investment loss on Level 3 financial assets that was included in net income. For the years ended December 31, 2023 and 2022, a net investment loss of $1.3 million and a net investment gain of $14.8 million, respectively, were included in net income that were attributable to changes in the fair value of Level 3 financial liabilities.

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
December 31, 2023
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$—	$—	$—
Municipal bonds	74.0	—	74.0
Corporate bonds	342.5	180.4	162.1
Other asset-backed securities	97.5	—	97.5
Total fixed maturity securities	514.0	180.4	333.6
Equity securities	4.5	—	4.5
Totals	$518.5	$180.4	$338.1

Financial Liabilities(1)	$82.4	$82.4	$—

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
(1) Represents embedded derivatives related to fixed indexed annuity and indexed universal life products as well as net MRBs reported in Policyholders' account balances in the Company's Consolidated Balance Sheets.
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

($ in millions)
	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)	Impact of Increase in Input on Fair Value
Financial Assets
Corporate bonds	$180.4	discounted cash flow	yield	6.7% - 17.0%	Decrease
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$86.3	discounted cash flow	lapse rate	5.9%	Decrease
			mortality multiplier(2)	69.4%	Decrease
			option budget	0.9% - 3.8%	Increase
			non-performance adjustment(3)	5.0%	Decrease
Net MRBs	$(3.9)	discounted cash flow	lapse rate	5.9%	Decrease
			mortality multiplier(2)	67.8%	Increase
(1) When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.
(2) Mortality multiplier is applied to the Annuity 2000 table.
(3) Determined as a percentage of the risk-free rate.

102 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Fair Value of Financial Instruments (continued)

($ in millions)
	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)	Impact of Increase in Input on Fair Value
Financial Assets
Corporate bonds	$9.5	discounted cash flow	yield	6.8%	Decrease
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$91.0	discounted cash flow	lapse rate	5.4%	Decrease
			mortality multiplier(2)	67.8%	Decrease
			option budget	0.9% - 3.4%	Increase
			non-performance adjustment(3)	5.0%	Decrease
Net MRBs	$0.3	discounted cash flow	lapse rate	5.3%	Decrease
			mortality multiplier(2)	67.8%	Increase
(1) When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.
(2) Mortality multiplier is applied to the Annuity 2000 table.
(3) Determined as a percentage of the risk-free rate.

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets and financial liabilities classified as Level 3 are subject to the processes as previously described in this Note. Generally, valuation techniques for corporate bonds include using discounted cash flow techniques where the unobservable input is the yield. The yield used for the valuation of these fixed maturity securities is less observable than securities classified as Level 2.
Financial Instruments Not Carried at Fair Value
The following table presents the carrying amount and fair value of the Company’s financial assets and financial liabilities not carried at fair value and the level within the fair value hierarchy at which such financial assets and liabilities are categorized.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
December 31, 2023
Financial Assets
Other investments	$218.4	$221.7	$—	$33.8	$187.9
Deposit asset on reinsurance	2,496.6	2,259.6	—	—	2,259.6
Financial Liabilities
Policyholders' account balances	4,996.3	4,861.8	—	—	4,861.8
Other policyholder funds	916.0	916.0	—	908.7	7.3
Long-term debt	546.0	571.4	—	571.4	—

December 31, 2022
Financial Assets
Other investments	$167.4	$170.9	$—	$—	$170.9
Deposit asset on reinsurance	2,516.6	2,207.2	—	—	2,207.2
Financial Liabilities
Policyholders' account balances	5,039.7	4,940.3	—	—	4,940.3
Other policyholder funds	863.0	863.0	—	810.7	52.3
Reverse repurchase agreements	70.2	73.9	—	73.9	—
Short-term debt	249.0	249.0	—	—	249.0
Long-term debt	249.0	240.5	—	240.5	—

Horace Mann Educators Corporation	Annual Report on Form 10-K 103

NOTE 3 - Fair Value of Financial Instruments (continued)

Other Investments
Other investments includes policy loans, mortgage loans and FHLB common stock. For policy loans, fair value is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. For mortgage loans, fair value is estimated by discounting the expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. For FHLB common stock, fair value is the redemption value, which is the same as the carrying amount and par value.
Deposit Asset on Reinsurance
The fair value of the deposit asset on reinsurance is estimated by discounting the future cash flows that are expected to arise out of the annuity reinsurance transaction. The Treasury yield curve, plus an assumed credit spread, is used to determine the appropriate discount rate.
Policyholders' Account Balances
Policyholder’s account balances include fixed annuity contract liabilities, policyholder account balances on life contracts, supplementary contracts without life contingencies and retained asset accounts. The fair values of fixed annuity contract liabilities and policyholder account balances on life contracts are equal to the discounted estimated future cash flows (using the Company's current interest rates for similar products including consideration of minimum guaranteed interest rates). The Company carries these financial liabilities at cost. Liabilities related to supplementary contracts without life contingencies and retained asset accounts are carried at cost, which management believes is a reasonable estimate of fair value due to the relatively short duration of these items, based on the Company's past experience.
Also, included in Policyholder's account balances are embedded derivatives related to the Company's IUL and FIA account balances and net MRBs which are carried at fair value.
Other Policyholder Funds
Other policyholder funds includes balances outstanding under funding agreements with the FHLB and dividend accumulations. These components are carried at cost, which management believes is a reasonable estimate of fair value due to the relatively short duration of these items, based on the Company's past experience.
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

($ in millions)	December 31,
	2023	2022
Assets
Derivatives, reported in Short-term and other investments	$19.0	$6.8

Liabilities
FIA - embedded derivatives, reported in Policyholders' account balances	86.3	91.0
IUL - embedded derivatives, reported in Policyholders' account balances	3.6	1.2

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

($ in millions)	Years Ended December 31,
	2023	2022	2021
Change in fair value of derivatives:(1)
Net investment gains (losses)	$7.4	$(9.7)	$8.7

Change in fair value of embedded derivatives:
Net investment gains (losses)	(7.2)	14.9	(11.3)
(1)    Includes gains (losses) recognized at option expiration or early termination and changes in fair value for open positions.

Horace Mann Educators Corporation	Annual Report on Form 10-K 105

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
The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in millions)	December 31, 2023				December 31, 2022
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value
Bank of America, N.A.	A+	Aa1	$270.2	$15.5	$245.5	$6.5
Credit Suisse International	A+	A3*+	—	—	—	—
Societe Generale	A	A1	—	—	—	—
Barclays Bank PLC	A+	A1	89.2	3.5	67.5	0.3
Citigroup	BBB+	A3	—	—	—	—
Total			$359.4	$19.0	$313.0	$6.8

As of December 31, 2023 and 2022, the Company held $18.5 million and $5.9 million, respectively, of cash and financial instruments received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company's maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $0.3 million per counterparty
NOTE 5 - Short-Duration Insurance Contracts
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

106 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)	Years Ended December 31,
	2023	2022	2021
Property & Casualty
Gross reserves, beginning of year	$388.7	$362.4	$372.2
Less: reinsurance recoverables	100.8	110.3	112.9
Net reserves, beginning of year(1)	287.9	252.1	259.3
Incurred claims and claim expenses:
Claims occurring in the current year	557.0	512.3	455.1
Increase (decrease) in estimated reserves for claims occurring in prior years(2)	—	22.0	(7.2)
Total claims and claim expenses incurred	557.0	534.3	447.9
Claims and claim expense payments for claims occurring during:
Current year	353.1	320.0	307.1
Prior years	179.0	178.5	148.0
Total claims and claim expense payments	532.1	498.5	455.1
Net reserves, end of year	312.8	287.9	252.1
Plus: reinsurance recoverables	104.0	100.8	110.3
Gross reserves, end of year	$416.8	$388.7	$362.4
(1)    Reserves are net of anticipated reinsurance recoverables.
(2)    Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also, refer to the paragraphs below for additional information regarding prior years' reserve development recognized in 2023, 2022 and 2021.

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
The Company believes the Property & Casualty loss reserves are appropriately established based on available facts, laws, and regulations. The Company calculates and recognizes a single best estimate of the reserve as of each reporting date, for each line of business and its coverages for reported losses and for IBNR losses and as a result, the Company believes no other estimate is better than the recognized amount. Due to uncertainties involved, the ultimate cost of losses may vary materially from recognized amounts.
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
While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, given the relatively large proportion (approximately 68% as

Horace Mann Educators Corporation	Annual Report on Form 10-K 107

NOTE 5 - Short-Duration Insurance Contracts (continued)
of December 31, 2023) of the Company's reserves that are in the longer-tail auto liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.
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
See tables on the following pages of Note 5 for details of the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration and tables illustrating the incurred and paid claims development information by accident year on a net basis for the lines of homeowners, auto liability, and auto physical damage, which represents 99.7% of the Company's Property & Casualty incurred losses for 2023.
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

108 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)
Based on the Company's products and coverages, historical experience, and various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property & Casualty loss reserves within a reasonable probability of other possible outcomes may be different than expected. A change in claim severity or claim frequency of approximately plus or minus 1.0% of reserves equates to plus or minus approximately $2.5 million of net income as of December 31, 2023. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.
Net favorable (unfavorable) development of total reserves for Property & Casualty claims occurring in prior years was $0.0 million in 2023, $(22.0) million in 2022 and $7.2 million in 2021. In 2022, the Property & Casualty had unfavorable prior years' auto reserve development of $28.0 million, reflecting the impact on severity of overall inflation, higher medical costs, increased usage of medical services and the current judicial environment, as well as favorable prior years' property reserve development of $6.0 million as a result of favorable loss trends for accident years 2021 and prior. In 2021, the favorable development was the result of favorable loss trends in auto and homeowners loss emergence for accident years 2020 and prior.
The Company completes a detailed study of Property & Casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's Property & Casualty reserves as of December 31st of each year. The result of the independent actuarial study as of December 31, 2023 was consistent with management's analysis and selected estimates and did not result in any adjustments to the Company's Property & Casualty reserves recognized.
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
Below is the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners	78.8%	18.1%	2.2%	0.5%	0.3%	—	—	—	0.1%	—
Auto liability	37.1%	35.1%	14.7%	6.9%	3.4%	1.6%	0.6%	0.2%	0.4%	—
Auto physical damage	94.7%	5.3%	—	—	—	—	—	—	—	—

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
The information about incurred and paid claims development for the years ended December 31, 2014 to 2022 is presented as unaudited supplementary information.

Horace Mann Educators Corporation	Annual Report on Form 10-K 109

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Homeowners
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2023
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
												(Actual)
2014	$111.6	$113.5	$109.1	$106.8	$106.6	$106.6	$106.4	$106.4	$106.4	$106.4	$—	19,777
2015		111.7	115.1	114.4	114.1	115.1	114.9	114.9	114.9	114.9	—	19,745
2016			115.9	118.6	117.0	117.9	117.9	117.9	118.1	118.1	—	19,662
2017				126.3	129.8	132.7	130.7	130.8	130.8	131.3	0.3	19,741
2018					166.8	157.4	158.9	158.1	157.2	156.0	0.5	20,296
2019						130.4	129.9	132.1	130.9	131.1	0.3	18,114
2020							155.7	151.9	145.4	146.9	0.7	18,906
2021								150.2	150.7	154.3	1.9	18,056
2022									162.2	156.2	8.4	15,036
2023										183.1	38.8	14,655
									Total	$1,398.3

($ in millions)
Homeowners
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$83.3	$103.0	$105.7	$106.1	$106.3	$106.4	$106.4	$106.4	$106.4	$106.4
2015		90.7	109.3	111.9	113.3	114.6	114.9	114.7	114.7	114.9
2016			95.8	113.2	115.1	117.5	117.7	117.8	118.0	118.1
2017				106.8	128.5	129.8	130.0	130.5	130.7	131.2
2018					130.5	152.4	157.0	157.4	157.2	156.2
2019						103.8	126.2	129.1	130.0	130.4
2020							106.8	138.7	144.0	145.6
2021								114.9	146.3	151.0
2022									108.3	144.8
2023										126.3
								Total		1,324.9
								Outstanding prior to 2013		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$73.4

110 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2023
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
												(Actual)
2014	$155.1	$157.2	$158.5	$159.9	$159.8	$159.4	$159.3	$159.4	$160.0	$160.1	$—	64,648
2015		165.5	172.6	177.0	178.3	178.7	179.2	178.9	178.8	178.9	—	68,626
2016			180.4	184.4	184.6	186.6	188.1	189.2	189.6	189.5	0.1	70,684
2017				188.0	188.8	188.6	189.1	191.7	192.9	192.5	0.3	68,371
2018					200.3	195.3	192.9	189.8	192.0	192.3	1.1	35,394
2019						181.1	180.1	176.7	181.5	181.2	3.0	61,879
2020							137.0	134.9	136.3	137.3	4.7	46,934
2021								142.2	157.8	156.7	11.5	45,005
2022									165.6	166.1	26.9	46,104
2023										176.4	70.0	42,198
									Total	$1,731.0

($ in millions)
Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$61.3	$117.5	$139.5	$149.1	$155.8	$157.6	$158.6	$158.8	$160.0	$160.0
2015		70.8	134.5	158.0	170.1	174.5	176.7	177.7	178.3	178.6
2016			73.1	140.9	166.8	177.8	184.5	188.1	189.0	189.4
2017				70.7	139.5	166.6	179.8	185.8	190.8	191.8
2018					77.5	141.5	168.6	180.7	188.0	190.6
2019						69.7	129.1	155.5	170.9	176.2
2020							51.5	94.0	118.2	129.2
2021								52.9	112.5	136.5
2022									55.8	116.7
2023										62.2
								Total		1,531.2
								Outstanding prior to 2013		1.1
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$200.9

Horace Mann Educators Corporation	Annual Report on Form 10-K 111

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2023
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
												(Actual)
2014	$95.6	$95.6	$95.4	$95.2	$95.2	$95.2	$95.2	$95.2	$95.2	$95.2	$—	68,139
2015		99.3	98.0	97.6	97.5	97.6	97.6	97.6	97.6	97.6	—	70,685
2016			112.4	109.5	109.3	109.6	109.6	109.5	109.5	109.6	—	74,209
2017				115.5	111.8	110.5	110.6	110.5	110.6	110.6	—	73,998
2018					109.0	108.9	108.3	108.3	108.2	108.3	—	72,833
2019						111.6	110.5	110.0	110.0	109.9	(0.1)	73,128
2020							87.0	86.9	87.1	87.0	(0.3)	62,044
2021								105.0	105.7	105.1	(0.4)	58,080
2022									125.7	125.5	0.9	59,353
2023										132.4	(6.0)	58,167
									Total	$1,081.2

($ in millions)
Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$88.9	$95.4	$95.3	$95.3	$95.3	$95.2	$95.2	$95.2	$95.2	$95.2
2015		92.1	97.9	97.7	97.6	97.6	97.6	97.6	97.6	97.6
2016			106.5	109.7	109.5	109.6	109.6	109.6	109.5	109.5
2017				105.2	110.8	110.7	110.6	110.6	110.6	110.6
2018					103.6	109.1	108.3	108.3	108.2	108.2
2019						106.2	110.7	110.1	110.1	110.1
2020							84.1	87.6	87.4	87.3
2021								97.3	105.8	105.4
2022									114.6	124.3
2023										122.0
								Total		1,070.2
								Outstanding prior to 2013		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$11.0

112 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)
Group Benefits Unpaid Claims and Claim Expense Reserves
The following table is a summary reconciliation of the beginning and ending Group Benefits unpaid claims and claim expense reserves for the year ended December 31, 2023 (2022 recast for adoption of LDTI). The table presents reserves on both a gross and net (after reinsurance). The total net Group Benefits insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss). The end of the year gross reserve (before reinsurance balances and reinsurance recoverable balances) are reflected on a gross basis in the Consolidated Balance Sheets.

($ in millions)	Year Ended December 31,
	2023	2022
Group Benefits
Gross reserves, beginning of year	$121.6	$125.4
Less: reinsurance recoverables	27.9	28.5
Net reserves, beginning of year(1)	93.7	96.9
Incurred claims and claim expenses:
Claims occurring in the current year	73.6	77.7
Increase (decrease) in estimated reserves for claims occurring in prior years(2)	(13.9)	(10.9)
Total claims and claim expenses incurred	59.7	66.8
Claims and claim expense payments for claims occurring during:
Current year	33.8	35.0
Prior years	30.7	35.0
Total claims and claim expense payments	64.5	70.0
Net reserves, end of year	88.9	93.7
Plus: reinsurance recoverables	27.7	27.9
Gross reserves, end of year	$116.6	$121.6
(1)    Reserves are net of anticipated reinsurance recoverables.
(2)    Shows the amounts by which the Company increased (decreased) its reserves for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also, refer to the paragraphs below for additional information regarding prior years' reserve development recognized in 2023.

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
The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability. The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that loss ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the loss ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2023, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $0.8 million pretax with a corresponding increase or decrease to Benefits, claims and settlement expenses in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

Horace Mann Educators Corporation	Annual Report on Form 10-K 113

NOTE 5 - Short-Duration Insurance Contracts (continued)
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
In 2023, Group Benefits had net favorable prior years' reserve development of $13.9 million which was primarily the result of favorable loss trends in specialty health and group disability for loss years 2022 and prior.
Below is the average annual percentage payout of incurred claims by age for Group Benefits, also referred to as a history of claims duration:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Specialty health	74.1%	24.5%	0.9%	0.2%	0.2%	0.1%	—	—	—	—
Group disability	29.3%	32.4%	9.7%	4.0%	3.4%	3.1%	3.0%	2.5%	2.1%	1.8%

The following tables illustrate the incurred and paid claims development by accident year on a net basis for the lines of specialty health and group disability. Conditions and trends that have affected the development of these reserves in the past will not necessarily reoccur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.
The information about incurred and paid claims development for the years ended December 31, 2014 to 2022 is presented as unaudited supplementary information.

114 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Specialty Health
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2023
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
												(Actual)
2014	$59.6	$56.3	$55.9	$56.0	$56.0	$56.0	$56.0	$56.0	$56.0	$56.0	$—	337,987
2015		33.3	30.9	30.3	30.3	30.3	30.4	30.4	30.4	30.4	—	183,433
2016			12.5	11.2	11.1	11.1	11.1	11.1	11.1	11.1	—	67,274
2017				10.6	9.7	9.6	9.6	9.6	9.6	9.6	—	63,492
2018					12.9	13.2	13.0	12.7	12.6	12.6	—	95,218
2019						10.6	9.5	9.6	9.5	9.5	—	72,754
2020							6.8	5.8	5.7	5.7	—	43,609
2021								22.8	17.7	16.1	2.4	72,407
2022									22.6	18.0	1.3	120,965
2023										16.0	7.1	79,654
									Total	$185.0

($ in millions)
Specialty Health
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$43.4	$54.9	$55.4	$55.7	$55.9	$56.0	$56.0	$56.0	$56.0	$56.0
2015		24.9	30.4	30.3	30.3	30.3	30.4	30.4	30.4	30.4
2016			5.5	11.0	11.1	11.1	11.1	11.1	11.1	11.1
2017				7.3	9.4	9.6	9.6	9.6	9.6	9.6
2018					8.8	12.1	12.5	12.6	12.6	12.6
2019						7.5	9.3	9.5	9.5	9.5
2020							4.2	5.6	5.7	5.7
2021								2.9	12.9	13.7
2022									10.5	16.7
2023										8.8
								Total		174.1
								Outstanding prior to 2014		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$10.9

Horace Mann Educators Corporation	Annual Report on Form 10-K 115

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Group Disability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2023
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
												(Actual)
2014	$16.3	$13.3	$14.8	$14.4	$14.3	$14.5	$14.7	$14.3	$14.6	$14.5	$—	2,863
2015		25.3	19.2	16.6	14.7	14.6	15.2	15.2	14.7	14.5	—	3,347
2016			28.5	28.6	27.4	26.0	26.3	26.8	28.1	28.1	0.7	3,618
2017				29.9	26.0	22.9	22.4	23.3	24.0	23.1	0.1	3,904
2018					29.8	26.6	23.2	22.7	23.3	23.6	0.3	4,171
2019						34.5	33.5	30.2	29.9	30.2	0.5	4,549
2020							36.7	34.3	34.1	33.2	0.6	4,343
2021								37.8	41.3	41.3	2.0	5,109
2022									39.2	32.0	(0.5)	4,349
2023										40.3	13.2	3,510
									Total	$280.8

($ in millions)
Group Disability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$3.7	$8.5	$9.9	$10.6	$11.1	$11.7	$12.1	$12.4	$12.7	$12.9
2015		6.8	14.0	16.6	17.2	17.6	18.1	18.6	18.9	19.1
2016			8.3	16.4	19.3	20.3	21.1	21.8	22.4	22.9
2017				8.5	16.1	17.9	18.3	18.9	19.4	19.7
2018					8.4	16.1	18.0	18.9	19.6	20.1
2019						11.8	22.8	24.3	24.7	25.2
2020							12.4	22.7	25.5	26.4
2021								11.8	24.0	26.7
2022									11.7	21.4
2023										12.2
								Total		206.6
								Outstanding prior to 2014		9.0
								Prior years paid		100.3
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$83.2
								Effect of discounting		(14.0)
								Discounted net reserves		$69.2

116 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)
Reconciliation of Net Incurred and Paid Claims Development Tables for Property & Casualty and Group Benefits to Unpaid Claims and Claim Expense Reserves in the Consolidated Balance Sheet (2022 recast for the adoption of LDTI)

($ in millions)	Year Ended December 31,
	2023	2022
Property & Casualty and Group Benefits
Net reserves
Homeowners	$73.4	$61.0
Auto liability	200.9	192.5
Auto physical damage	11.0	10.6
Specialty health	10.9	16.9
Group disability	83.2	69.0
Other than short duration lines	11.0	10.5
Total net reserves for unpaid claims and claim adjustment expenses, net of reinsurance	390.4	360.5

Reinsurance recoverable on unpaid claims
Homeowners	2.2	(4.4)
Auto liability	96.6	97.6
Specialty health	0.2	0.2
Group disability	25.0	25.6
Other short duration lines	14.9	20.0
Total reinsurance recoverable on unpaid claims	138.9	139.0

Insurance lines other than short duration(1)	41.1	43.5
Unallocated claims adjustment expenses	11.3	21.0
Total other than short duration and unallocated claims adjustment expenses	52.4	64.5

Gross reserves, end of year(1)	$581.7	$564.0
(1)    This line includes Life & Retirement and Supplemental reserves included in the Consolidated Balance Sheet.
NOTE 6 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the years ended December 31, 2023, 2022, and 2021 the Company updated the net premium ratio when updating for actual historical experience for each year; future cash flow assumptions were also reviewed and updated.

Horace Mann Educators Corporation	Annual Report on Form 10-K 117

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following tables summarize balances and changes in LFPB for traditional and limited-payment contracts.
The balances of and changes in LFPB as of and for the year ended December 31, 2023 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2023	$215.1	$234.7	$68.3	$29.7	$167.4	$—
January 1, 2023 balance at original discount rate	245.9	265.4	65.5	32.4	205.1	—
Effect of:	—	—	—	—	—	—
Change in cash flow assumptions	—	(16.8)	3.7	(0.2)	6.5	—
Actual variances from expected experience	3.8	(2.7)	0.7	1.0	(1.6)	—
Adjusted balance at January 1, 2023	249.7	245.9	69.9	33.2	210.0	—
Issuances(3)	10.8	25.2	—	4.3	19.4	5.6
Interest accruals(4)	7.2	10.3	3.7	1.2	6.0	—
Net premiums collected(5)	(20.6)	(24.8)	(6.6)	(4.8)	(22.0)	(5.6)
December 31, 2023 balance at original discount rate	247.1	256.6	67.0	33.9	213.4	—
Effect of changes in discount rate assumptions	(23.9)	(16.6)	4.7	(1.7)	(31.4)	—
Balance at December 31, 2023	223.2	240.0	71.7	32.2	182.0	—

Present value of expected future policy benefits:
Balance at January 1, 2023	493.6	347.0	867.5	79.4	431.7	103.3
January 1, 2023 balance at original discount rate	581.9	401.0	805.2	98.6	537.1	113.4
Effect of:
Changes in cash flow assumptions	(0.6)	(16.7)	5.0	(0.2)	8.9	—
Actual variances from expected experience	4.0	1.3	1.1	1.0	(2.4)	(0.8)
Adjusted balance at January 1, 2023	585.3	385.6	811.3	99.4	543.6	112.6
Issuances	10.7	25.8	—	4.3	19.4	6.3
Interest accruals	19.0	15.2	47.4	3.9	14.4	4.4
Benefit payments(6)	(22.9)	(21.2)	(61.2)	(2.0)	(59.5)	(11.9)
December 31, 2023 balance at original discount rate	592.1	405.4	797.5	105.6	517.9	111.4
Effect of changes in discount rate assumptions	(70.1)	(35.3)	85.5	(16.0)	(90.3)	(7.2)
Balance at December 31, 2023	522.0	370.1	883.0	89.6	427.6	104.2
Net liability for future policy benefits	298.8	130.2	811.3	57.4	245.6	104.2
Less: Reinsurance recoverable	(64.3)	(19.1)	(1.0)	(1.2)	(4.0)	(3.6)
Net liability for future policy benefits, after reinsurance recoverable	234.5	111.1	810.3	56.2	241.6	100.6
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at December 31, 2023	$234.5	$111.1	$810.3	$56.2	$241.6	$100.6
(1) Experience Life contains both whole life and term elements.
(2) As of December 31, 2023, the net LFPB for Supplemental Health was $92.7 million for cancer, $21.4 million for accident, $23.5 million for disability and $104.0 million for other supplemental health policies.
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

118 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the year ended December 31, 2022 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present Value of Expected Net Premiums
Balance at January 1, 2022(7)	$260.7	$264.4	$74.6	$29.7	$226.7	$—
January 1, 2022 balance at original discount rate(7)	239.3	235.4	55.9	27.2	223.1	—
Effect of:
Change in cash flow assumptions	5.2	18.7	9.1	2.0	12.2	—
Actual variances from expected experience	7.2	(4.2)	3.0	1.6	(25.3)	—
Adjusted balance at January 1, 2022	251.7	249.9	68.0	30.8	210.0	—
Issuances(3)	12.5	28.0	—	6.3	12.0	5.3
Interest accruals(4)	6.7	9.0	3.3	1.1	5.9	—
Net premiums collected(5)	(25.0)	(21.5)	(5.8)	(5.8)	(22.8)	(5.3)
December 31, 2022 balance at original discount rate	245.9	265.4	65.5	32.4	205.1	—
Effect of changes in discount rate assumptions	(30.8)	(30.7)	2.8	(2.7)	(37.7)	—
Balance at December 31, 2022	215.1	234.7	68.3	29.7	167.4	—

Present Value of Expected Future Policy Benefits
Balance at January 1, 2022(7)	660.4	411.5	1,172.7	102.9	590.6	129.1
January 1, 2022 balance at original discount rate(7)	566.1	360.0	802.6	86.6	584.2	115.7
Effect of:
Changes in cash flow assumptions	5.2	21.5	11.0	2.0	13.8	—
Actual variances from expected experience	7.7	(4.7)	3.6	1.4	(30.0)	0.4
Adjusted balance at January 1, 2022	579.0	376.8	817.2	90.0	568.0	116.1
Issuances	12.4	28.3	—	6.4	12.0	5.3
Interest accruals	18.0	14.4	47.4	3.4	15.0	4.3
Benefit payments(6)	(27.5)	(18.5)	(59.4)	(1.2)	(57.9)	(12.3)
December 31, 2022 balance at original discount rate	581.9	401.0	805.2	98.6	537.1	113.4
Effect of changes in discount rate assumptions	(88.3)	(54.0)	62.3	(19.2)	(105.4)	(10.1)
Balance at December 31, 2022	493.6	347.0	867.5	79.4	431.7	103.3
Net liability for future policy benefits	278.4	112.2	799.3	49.6	264.4	103.3
Less: Reinsurance recoverable	(63.1)	(15.3)	(0.8)	—	(3.4)	(3.2)
Net liability for future policy benefits, after reinsurance recoverable	215.3	96.9	798.5	49.6	261.0	100.1
Impact of flooring on net liability for future policy benefits	1.1	0.2	—	—	—	—
Net liability for future policy benefits at December 31, 2022	$216.4	$97.1	$798.5	$49.6	$261.0	$100.1
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 119

NOTE 6 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB (including a summary of the balance and changes in the LFPB on January 1, 2021 due to adoption of ASU 2018-12) as of and for the year ended December 31, 2021 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Balance, end of year December 31, 2020	$218.7	$93.2	$758.3	$51.3	$392.5	$115.9
Change in discount rate assumptions	111.5	27.3	433.0	18.2	23.0	20.6
Change in cash flow assumptions, effect of net premiums exceeding gross premiums	0.4	—	—	—	—	—
Change in cash flow assumptions, effect of decrease of the DPL	—	—	—	—	—	—
Adjustment for removal of related balances in AOCI	—	—	—	—	—	—
Adjusted balance, beginning of year January 1, 2021	330.6	120.5	1,191.3	69.5	415.5	136.5
Less: Reinsurance recoverables	(0.1)	(5.4)	(1.3)	(0.1)	—	—
Less: Change in discount rate assumptions	(0.2)	(0.9)	(0.7)	(0.1)	—	—
Adjusted balance, beginning of year January 1, 2021, net of reinsurance	$330.3	$114.2	$1,189.3	$69.3	$415.5	$136.5
Present Value of Expected Net Premiums
Balance at January 1, 2021	$176.5	$244.1	$78.0	$25.4	$233.0	$—
January 1, 2021 balance at original discount rate	143.5	200.8	55.2	22.0	218.2	—
Effect of:
Change in cash flow assumptions	2.4	(4.5)	(3.3)	—	(1.8)	—
Actual variances from expected experience	8.8	6.9	6.3	1.0	6.3	—
Adjusted balance at January 1, 2021	154.7	203.2	58.2	23.0	222.7	—
Issuances(3)	13.3	29.8	—	10.2	13.0	3.7
Interest accruals(4)	6.2	7.9	3.2	0.8	5.9	—
Net premiums collected(5)	(16.6)	(19.8)	(5.6)	(6.8)	(24.1)	(3.7)
December 31, 2021 balance at original discount rate	157.6	221.1	55.8	27.2	217.5	—
Effect of changes in discount rate assumptions	25.4	32.0	18.8	2.5	4.0	—
Balance at December 31, 2021	183.0	253.1	74.6	29.7	221.5	—

Present Value of Expected Future Policy Benefits
Balance at January 1, 2021	507.1	364.7	1,269.3	95.0	626.9	136.5
January 1, 2021 balance at original discount rate	362.5	294.0	813.5	73.4	589.1	115.9
Effect of:
Changes in cash flow assumptions	2.8	(4.8)	(3.6)	—	(3.0)	—
Actual variances from expected experience	8.7	7.2	6.6	1.1	6.2	(0.4)
Adjusted balance at January 1, 2021	374.0	296.4	816.5	74.5	592.3	115.5
Issuances	13.3	29.8	—	10.2	13.0	3.7
Interest accruals	17.1	12.0	47.9	2.9	15.7	4.5
Benefit payments(6)	(18.1)	(18.7)	(61.9)	(1.0)	(48.4)	(12.1)
December 31, 2021 balance at original discount rate	386.3	319.5	802.5	86.6	572.6	111.6
Effect of changes in discount rate assumptions	114.4	51.1	370.2	16.3	8.0	13.1
Balance at December 31, 2021	500.7	370.6	1,172.7	102.9	580.6	124.7
Net liability for future policy benefits	317.7	117.6	1,098.1	73.2	359.1	124.7
Less: Reinsurance recoverable	(0.5)	(5.5)	(1.1)	(0.2)	—	—
Net liability for future policy benefits, after reinsurance recoverable	$317.2	$112.1	$1,097.0	$73.0	$359.1	$124.7
(1) Experience Life contains both whole life and term elements.
(2) As of December 31, 2021, the net LFPB for Supplemental Health was $140.8 million for cancer, $28.7 million for accident, $29.3 million for disability and $160.3 million for other supplemental health policies.

120 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
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

The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	December 31, 2023	December 31, 2022
Whole life	$298.8	$279.5
Term life	130.2	112.4
Experience life	811.3	799.3
Limited-pay whole life	57.4	49.6
Supplemental health	245.6	264.4
SPIA (life contingent)	104.2	103.3
Limited-pay whole life DPL	4.1	3.2
SPIA (life contingent) DPL	1.3	0.8
Reconciling items(1)	108.9	105.5
Total	$1,761.8	$1,718.0
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following tables summarize the amount of revenue from gross premiums or assessment and interest expense related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments
	Year Ended December 31,
	2023	2022
Whole life	$28.1	$25.9
Term life	45.2	42.4
Experience life	32.1	33.5
Limited-pay whole life	7.2	8.1
Supplemental health	120.3	121.2
SPIA (life contingent)	6.1	5.7
Total	$239.0	$236.8

($ in millions)	Interest expense
	Year Ended December 31,
	2023	2022
Whole life	$11.8	$11.3
Term life	4.8	4.4
Experience life	43.7	44.2
Limited-pay whole life	2.6	2.4
Supplemental health	8.4	9.1
SPIA (life contingent)	4.4	4.4
Total	$75.7	$75.8

Horace Mann Educators Corporation	Annual Report on Form 10-K 121

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of December 31, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$478.8	$325.0	$469.0	$322.5
Expected future benefits and expenses	1,152.8	592.1	1,121.4	580.4
Term life
Expected future gross premiums	689.0	449.4	739.3	464.2
Expected future benefits and expenses	682.7	405.4	678.0	401.0
Experience Life
Expected future gross premiums	530.0	296.1	569.6	315.5
Expected future benefits and expenses	1,703.1	797.5	1,755.4	805.2
Limited-pay whole life
Expected future gross premiums	64.7	49.1	60.8	46.5
Expected future benefits and expenses	244.9	105.6	226.8	98.6
Supplemental health
Expected future gross premiums	1,624.1	1,192.5	1,640.5	1,214.9
Expected future benefits and expenses	719.4	517.9	730.7	537.1
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	156.1	111.4	157.7	113.4
For the year ended December 31, 2023 and 2022, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both years.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	December 31, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	SPIA (life contingent)
Mortality
Actual experience	0.7%	0.1% - 0.7%	1.6%	0.2%	N.M.
Expected experience	0.7%	0.1% - 2.3%	1.6%	0.3%	N.M.
Lapses
Actual experience	3.4%	5.3% - 13.0%	3.2%	4.2%	N.M.
Expected experience	4.8%	5.8% - 36.8%	3.1%	5.4%	N.M.

	December 31, 2022
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	SPIA (life contingent)
Mortality
Actual experience	0.7%	0.1% - 0.3%	1.6%	0.3%	N.M.
Expected experience	0.7%	0.1% - 1.0%	1.4%	0.2%	N.M.
Lapses
Actual experience	3.2%	5.7% - 58.1%	3.3%	3.8%	N.M.
Expected experience	5.9%	6.6% - 9.8%	3.2%	7.6%	N.M.

122 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table provides the weighted-average durations of LFPB, in years:

	As of December 31,
	2023	2022
Whole life	18.0	18.3
Term life	16.7	16.8
Experience life	10.3	10.6
Limited-pay whole life	22.1	22.9
Supplemental health	10.7	10.1
SPIA (life contingent)	7.6	7.7
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of December 31,
	2023	2022
Whole life
Interest accretion rate	1.7% - 4.9%	1.7% - 4.9%
Current discount rate	4.4% - 5.0%	4.7% - 5.3%
Term life
Interest accretion rate	4.2% - 4.3%	4.1% -4.3%
Current discount rate	4.9% - 5.0%	5.3% - 5.3%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.0%	5.3%
Limited-pay whole life
Interest accretion rate	4.0%	3.9%
Current discount rate	5.1%	5.3%
Supplemental health
Interest accretion rate	1.7% - 2.7%	1.7% - 2.7%
Current discount rate	5.0% - 5.2%	5.3% - 5.5%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.0%
Current discount rate	4.9% - 4.9%	5.2% - 5.2%

Horace Mann Educators Corporation	Annual Report on Form 10-K 123

NOTE 6 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Year Ended December 31, 2023
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2023	$47.6	$64.3	$4,591.1	$510.3	$34.4
Premiums received(1)	$13.6	$(0.8)	$236.3	$20.1	$3.4
Surrenders and withdrawals(2)	(1.1)	(3.7)	(391.8)	(67.0)	(0.4)
Benefit payments(3)	—	(1.7)	(75.1)	(3.1)	(5.9)
Net transfers from (to) separate account	(0.6)	—	23.7	(8.2)	—
Interest credited(4)	1.5	3.1	162.0	5.3	1.0
Other	(3.2)	—	9.8	(8.4)	0.1
Balance at December 31, 2023	$57.8	$61.2	$4,556.0	$449.0	$32.6
Weighted-average crediting rate	2.8%	5.0%	3.6%	1.1%	3.1%
Net amount at risk(5)	$—	$—	$35.9	$—	$—
Cash surrender value	$40.5	$60.5	$4,507.5	$439.9	$32.3

($ in millions)	Year Ended December 31, 2022
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2022	$39.1	$66.2	$4,532.7	$522.6	$37.7
Premiums received(1)	$11.8	$(0.3)	$209.4	$32.4	$2.4
Surrenders and withdrawals(2)	(1.0)	(3.0)	(281.5)	(40.4)	(0.5)
Benefit payments(3)	—	(1.8)	(65.9)	(4.1)	(6.3)
Net transfers from (to) separate account	—	—	40.5	(2.5)	—
Interest credited(4)	0.8	3.2	156.0	3.3	1.1
Other	(3.1)	—	(0.1)	(1.0)	—
Balance at December 31, 2022	$47.6	$64.3	$4,591.1	$510.3	$34.4
Weighted-average crediting rate	1.9%	5.0%	3.5%	0.6%	3.0%
Net amount at risk(5)	$—	$—	$83.9	$—	$—
Cash surrender value	$30.9	$63.6	$4,535.2	$496.3	$34.1
(1) Premiums received represents premiums collected from policyholder during the period of in force business
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

124 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balances Sheets:

($ in millions)	December 31, 2023	December 31, 2022
Indexed universal life	$57.8	$47.6
Experience Life	61.2	64.3
Fixed account annuities	4,556.0	4,591.1
Fixed indexed account annuities	449.0	510.3
SPIA (non-life contingent)	32.6	34.4
Reconciling items(1)	30.4	12.9
Total	$5,187.0	$5,260.6
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	December 31, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$36.7	$159.8	$489.4	$200.2	$886.1
Equal to 2% but less than 3%	162.9	77.9	65.8	76.1	382.7
Equal to 3% but less than 4%	571.3	36.9	0.7	—	609.0
Equal to 4% but less than 5%	2,670.5	—	—	—	2,670.5
5% or higher	86.9	—	—	—	86.9
Total	$3,528.3	$274.6	$555.9	$276.3	$4,635.2

($ in millions)	December 31, 2022
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$262.5	$370.6	$214.4	$96.1	$943.6
Equal to 2% but less than 3%	256.1	19.8	4.7	—	280.6
Equal to 3% but less than 4%	667.4	0.4	0.4	—	668.2
Equal to 4% but less than 5%	2,706.1	—	—	—	2,706.1
5% or higher	91.7	—	—	—	91.7
Total	$3,983.8	$390.8	$219.5	$96.1	$4,690.2
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 125

NOTE 6 - Long-Duration Insurance Contracts (continued)
administration and other services are included in the life premiums and contract charges line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	December 31, 2023	December 31, 2022
Balance, beginning of year	$2,792.3	$3,441.0
Deposits	234.2	240.3
Withdrawals	(213.4)	(186.8)
Net transfers	(15.5)	(38.1)
Fees and charges	(37.6)	(36.8)
Market appreciation (depreciation)	541.5	(619.7)
Other	(7.4)	(7.6)
Balance, end of period	$3,294.1	$2,792.3
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.
Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the year ended December 31, 2023 and 2022, respectively:

($ in millions)	Year Ended December 31,
	2023	2022
Balance, beginning of period	$0.3	$4.8
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	—	2.0
Changes in market risk benefits(1)	(4.5)	(2.0)
Balance, end of period(2)	$(4.5)	$—
Effect of changes in the instrument-specific credit risk	0.6	0.3
Balance, end of period	$(3.9)	$0.3
Net amount at risk(3)	$20.5	$55.3
Weighted-average attained age of contract holders	62	61
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

($ in millions)	As of December 31, 2023			As of December 31, 2022
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(6.7)	$2.8	$(3.9)	$(4.4)	$4.7	$0.3

126 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
DAC and Deferred Sales Inducements

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Year Ended December 31, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$20.9	$30.0	$5.8	$6.7	$15.4	$6.2	$221.1
Capitalizations	2.7	5.8	0.3	1.1	2.5	2.9	15.0
Amortization expense	(1.2)	(3.1)	(0.4)	(0.3)	(1.0)	(0.6)	(14.7)
Experience adjustment	(0.1)	(0.1)	—	(0.1)	(0.1)	(0.3)	(7.4)
Balance, end of period	$22.3	$32.6	$5.7	$7.4	$16.8	$8.2	$214.0

($ in millions)	Year Ended December 31, 2022
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of year	$19.1	$27.5	$6.0	$5.6	$13.7	$4.9	$223.3
Capitalizations	3.0	5.0	0.2	1.4	2.5	1.8	15.5
Amortization expense	(1.2)	(2.5)	(0.4)	(0.3)	(0.8)	(0.5)	(15.8)
Experience adjustment	—	—	—	—	—	—	(1.9)
Balance, end of year	$20.9	$30.0	$5.8	$6.7	$15.4	$6.2	$221.1

($ in millions)	Year Ended December 31, 2021
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, end of year December 31, 2020	$17.8	$25.6	$2.6	$4.4	$11.3	$4.3	$137.7
Adjustment for removal of related balances in AOCI	—	—	3.6	—	1.6	—	85.4
Adjusted balance, beginning of year January 1, 2021	$17.8	$25.6	$6.2	$4.4	$12.9	$4.3	$223.1
Capitalizations	2.4	4.2	0.2	1.5	1.7	1.1	17.3
Amortization expense	(1.1)	(2.3)	(0.4)	(0.3)	(0.8)	(0.5)	(16.0)
Experience adjustment	—	—	—	—	(0.1)	—	(1.1)
Balance, end of year December 31, 2021	$19.1	$27.5	$6.0	$5.6	$13.7	$4.9	$223.3

Horace Mann Educators Corporation	Annual Report on Form 10-K 127

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	December 31, 2023	December 31, 2022
Whole life	$22.3	$20.9
Term life	32.6	30.0
Experience life	5.7	5.8
Limited pay whole life	7.4	6.7
Indexed universal life	16.8	15.4
Supplemental health	8.2	6.2
Total annuities	214.0	221.1
Reconciling item(1)	29.3	24.5
Total	$336.3	$330.6
(1) Reconciling item relates to DAC associated with the Property & Casualty reporting segment.
The assumptions used to amortize DAC were consistent with the assumptions used to estimate LFPB for traditional and limited-payment contracts. The underlying assumptions for DAC and LFPB were updated at the same time.
Quarterly, the Company conducts a review of all significant assumptions. In the third quarter of 2023, the annuity lapse assumption was revised upward to reflect emerging experience. In the fourth quarter of 2023, the annuity mortality and annuitization assumptions and the life insurance mortality and lapse assumptions were revised as part of the annual assumption update process.
The following table rolls-forward the deferred sales inducements balance as of and for the years ended December 31, 2023 and 2022:

($ in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance, beginning of period	$15.9	$17.3
Capitalizations	—	—
Amortization expense	(1.0)	(1.2)
Experience adjustment	(0.8)	(0.2)
Balance, end of period	$14.1	$15.9
Deferred sales inducements is included in Other assets in the Consolidated Balance Sheets.
NOTE 7 - Reinsurance and Catastrophes
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
The Company's catastrophe losses incurred were approximately $97.6 million, $80.0 million and $78.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. For 2023, catastrophe losses included winter storm, wind, hail, and tornado events.
The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and included in the amounts being reported as Reinsurance balances receivable in the Consolidated Balance Sheets were as follows:

128 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 7 - Reinsurance and Catastrophes (continued)

($ in millions)	December 31,
	2023	2022
Reinsurance recoverables on reserves and unpaid claims
Property & Casualty
Reinsurance companies	$7.4	$3.1
State insurance facilities	96.6	97.7
Group benefits	306.2	352.4
Life and health	14.0	9.3
Total	$424.2	$462.5

As of December 31, 2023, the Company had a reinsurance recoverable in the amount of $181.0 million from National Guardian Life Insurance Company (NGL) that exceeded 10.0% of consolidated shareholders' equity as of the reporting date. NGL currently has an assigned credit rating of A by A.M. Best.
The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, IBNR claims and policy benefits, are estimated in a manner consistent with the insurance liability associated with the policy. The effects of reinsurance on premiums written and contract deposits; premiums and contract charges earned; and benefits, claims and settlement expenses were as follows (2022 recast for the adoption of LDTI):

($ in millions)	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Year Ended December 31, 2023
Net premiums written and contract deposits(2)	$1,583.6	$67.9	$36.9	$1,552.6
Net premiums and contract charges earned	1,097.7	76.3	35.7	$1,057.1
Benefits, claims and settlement expenses	803.6	45.7	11.2	$769.1

Year Ended December 31, 2022
Net premiums written and contract deposits(2)	1,499.0	62.9	53.0	$1,489.1
Net premiums and contract charges earned	1,046.7	72.0	53.0	$1,027.7
Benefits, claims and settlement expenses	772.5	43.5	18.0	$747.0

Year Ended December 31, 2021
Net premiums written and contract deposits(2)	1,373.6	23.1	9.4	$1,359.9
Net premiums and contract charges earned	912.4	33.3	9.7	$888.8
Benefits, claims and settlement expenses	592.3	7.8	6.2	$590.7
(1)    Excludes the annuity reinsurance agreement accounted for using the deposit method that is discussed in Note 8.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2023. Past due reinsurance recoverables as of December 31, 2023 were not material.
The Company maintains property and casualty catastrophe excess of loss reinsurance coverage. For 2023, the Company's catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (FHCF). For 2023, the catastrophe excess of loss contract consisted of three layers of which provided for one mandatory reinstatement. The coverage provided was 57% for the layer of $20.0 million excess of $30.0 million, 92% coverage for the layer of $40.0 million excess of $50.0 million and 95% coverage for the layer of $85.0 million excess of $90.0 million. For 2024, our retention will increase to $35.0 million and the catastrophe excess of loss reinsurance coverage will provide 89% coverage for the layer of $25.0 million excess of $35.0 million, 90% coverage for the layer of $35.0 million excess of $60.0 million, and 92% coverage for the layer of $90.0 million excess of $95.0 million.
For liability coverages, in 2023, the Company reinsured each loss above a retention of $5.0 million per occurrence up to $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring

Horace Mann Educators Corporation	Annual Report on Form 10-K 129

NOTE 7 - Reinsurance and Catastrophes (continued)
two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.
The maximum individual life insurance risk retained by the Company is $0.5 million on any individual life, while either $0.1 million or $0.125 million is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. For 2023, the Company reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. The Company's life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
With regards to worksite direct insurance products, the Company retains all of the risk on its supplemental health product lines, including accidental death risk embedded within certain products. However, the Company’s other accidental death and dismemberment risk issued through all other policies and riders are ceded 100%.
With regards to employer-sponsored products, the Company has retained approximately 72.4% of gross and assumed group disability and specialty health benefits in 2023. The Company has a block of individual life and annuity benefits that is effectively 100% ceded. The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line and has the ability to adjust retention as appropriate.
NOTE 8 - Deposit Asset on Reinsurance
The Company reinsures a $3.1 billion block of in force fixed and variable annuity business with a minimum crediting rate of 4.5%. The reinsured fixed business represents approximately 50% of the Company’s in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet the Company’s risk management objectives.
Under the annuity reinsurance agreement, approximately $2.4 billion of fixed annuity reserves are reinsured on a coinsurance basis. The separate account assets and liabilities of approximately $0.7 billion are reinsured on a modified coinsurance basis and thus, remain on the Company's consolidated financial statements, but the related results of operations are fully reinsured.
The annuity reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk. Therefore, the Company recognizes the annuity reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance on the Company's Consolidated Balance Sheets. As amounts are received or paid, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income. Interest accreted on the Deposit asset on reinsurance was $104.9 million and $103.5 million for the years ended December 31, 2023 and 2022, respectively.
NOTE 9 - Goodwill and Intangible Assets
The Company conducts goodwill impairment testing at the reporting unit level at least annually or more frequently if events occur or circumstances change that indicate that the carrying amount may not be recoverable. See Note 1 for further description of impairment testing.
At October 1, 2023, the Company performed a qualitative goodwill impairment test. Based on the results of the test, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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

130 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 9 - Goodwill and Intangible Assets (continued)
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
The changes in the carrying amount of goodwill by reporting segment for the year ended December 31, 2023 were as follows:

($ in millions)	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Total
Balance as of January 1, 2021
Goodwill	$9.5	$48.0	$19.6	$77.1
Accumulated impairment losses	—	(33.6)	—	(33.6)
Total goodwill, net	9.5	14.4	19.6	43.5
Acquisitions	—	—	—	—
Impairments	—	—	—	—
Balance as of December 31, 2021
Goodwill	9.5	48.0	19.6	77.1
Accumulated impairment losses	—	(33.6)	—	(33.6)
Total goodwill, net	9.5	14.4	19.6	43.5
Acquisitions	—	—	12.8	12.8
Impairments	—	(2.0)	—	(2.0)
Balance as of December 31, 2022
Goodwill	9.5	48.0	32.4	89.9
Accumulated impairment losses	—	(35.6)	—	(35.6)
Total goodwill, net	9.5	12.4	32.4	54.3
Acquisitions	—	—	—	—
Impairments	—	—	—	—
Balance as of December 31, 2023
Goodwill	9.5	48.0	32.4	89.9
Accumulated impairment losses	—	(35.6)	—	(35.6)
Total goodwill, net	$9.5	$12.4	$32.4	$54.3

As of December 31, 2023, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of BCG, BCGS and NTA during 2019 as well as the acquisition of Madison National during 2022. The acquisitions of BCG, BCGS, NTA and Madison National resulted in initial recognition of definite-lived intangible assets subject to amortization in the amounts of $9.1 million, $5.0 million, $160.4 million and $56.5 million, respectively. As of December 31, 2023 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

Horace Mann Educators Corporation	Annual Report on Form 10-K 131

NOTE 9 - Goodwill and Intangible Assets (continued)

($ in millions)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	28	$100.1
Value of distribution acquired	17	54.0
Value of agency relationships	14	17.0
Value of customer relationships	10	59.9
Total	20	231.0
Accumulated amortization and impairments:
Value of business acquired		(35.3)
Value of distribution acquired		(17.5)
Value of agency relationships		(9.8)
Value of customer relationships		(11.5)
Total		(74.1)
Net intangible assets subject to amortization:		$156.9

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
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in millions)
Year Ending December 31,
2024	$14.5
2025	14.3
2026	14.2
2027	14.1
2028	14.1
Thereafter	85.7
Total	$156.9

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

132 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 9 - Goodwill and Intangible Assets (continued)
Indefinite-lived intangible assets (not subject to amortization) as of December 31, 2023 were as follows:

($ in millions)	Trade Names	State Licenses	Total

Balance as of January 1, 2021	$7.9	$2.9	$10.8
Impairments	—	—	—
Acquisitions	—	—	—
Balance as of December 31, 2021	7.9	2.9	10.8
Impairments	(0.3)	—	(0.3)
Acquisitions	—	2.9	2.9
Balance as of December 31, 2022	7.6	5.8	13.4
Impairments	—	—	—
Acquisitions	—	—	—
Balance as of December 31, 2023	$7.6	$5.8	$13.4

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
At October 1, 2023, the Company performed a qualitative assessment to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessment of qualitative factors, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 133

NOTE 10 - Debt
Indebtedness and scheduled maturities consisted of the following:

($ in millions)	Interest Rates	Final Maturity	December 31,
			2023	2022
Short-term debt
Revolving Credit Facility	Variable	2026	$—	$249.0
Long-term debt(1)
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.5 and $0.0 and unamortized debt issuance costs of $2.8 and $0.0	7.25%	2028	296.7	—
4.50% 2015 Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.2 and $0.2 and unamortized debt issuance costs of $0.5 and $0.8	4.50%	2025	249.3	249.0
Total			$546.0	$498.0
(1)    The Company designates debt obligations as "long-term" based on maturity date at issuance.
2023 Senior Notes
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
2015 Senior Notes
As of December 31, 2023, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (2015 Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the 2015 Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the 2015 Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in the Company's inter-document reference for the year ended December 31, 2022. The 2015 Senior Notes are traded in the open market (HMN 4.50).
Credit Agreement with Financial Institutions (Revolving Credit Facility)
In 2021, the Company, as borrower, amended its Credit Agreement (Revolving Credit Facility). The amended Revolving Credit Facility increased the amount available on the senior revolving credit facility from $225.0 million to $325.0 million. Terms and conditions of the amended Revolving Credit Facility are substantially consistent with the prior agreement, with an interest rate based on SOFR plus 115 basis points. The amended Revolving Credit Facility expires on July 12, 2026.
The Company utilized $114.0 million of the Revolving Credit Facility to fund a portion of the acquisition of Madison National Life Insurance Company, Inc. that occurred effective January, 1 2022. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of December 31, 2023. As noted above, the outstanding balance on the Revolving Credit Facility was fully paid off on September 15, 2023 from the proceeds of the 2023 Senior Notes.
Federal Home Loan Bank Borrowings
As of December 31, 2023, the Company had no borrowing outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.

134 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 10 - Debt (continued)
Covenants
The Company is in compliance with all of the financial covenants contained in the 2015 Senior Notes indenture, the 2023 Senior Notes indenture and the Revolving Credit Facility agreement, consisting primarily of relationships of (1) debt to capital, (2) net worth, as defined in the financial covenants, (3) insurance subsidiaries' risk-based capital and (4) securities subject to funding agreements and repurchase agreements.
NOTE 11 - Income Taxes
The income tax assets and liabilities included in Other assets and Other liabilities, respectively, in the Consolidated Balance Sheets were as follows (2022 recast for the adoption of LDTI):

($ in millions)	December 31,
	2023	2022
Income tax (asset) liability
Current	$(25.9)	$(18.8)
Deferred	33.4	8.8

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The "temporary differences" that gave rise to the deferred tax balances were as follows (2022 recast for the adoption of LDTI):

($ in millions)	December 31,
	2023	2022
Deferred tax assets
Other comprehensive income - net unrealized losses on securities	$82.1	$105.8
Unearned premium reserve reduction	13.3	10.1
Compensation accruals	9.3	8.4
Impaired securities	2.0	2.0
Other comprehensive income - net funded status of benefit plans	2.0	2.3
Discounting of unpaid claims and claim expense tax reserves	2.7	2.8
Capital loss carryforward	0.8	—
Net operating loss carryforward	9.3	3.6
Intangibles	1.4	—
Postretirement benefits other than pensions	0.2	0.2
Total gross deferred tax assets	123.1	135.2
Deferred tax liabilities
Deferred policy acquisition costs	45.9	48.5
Life insurance future policy benefit reserve	46.4	42.4
Life insurance future policy benefit reserve (transitional rule)	4.3	6.4
Discounting of unpaid claims and claim expense tax reserves (transitional rule)	0.3	0.5
Investment related adjustments	44.8	29.9
Other comprehensive income - net reserve remeasurements	5.8	15.7
Other, net	9.0	0.6
Total gross deferred tax liabilities	156.5	144.0
Net deferred tax liability	$33.4	$8.8

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2023 and 2022.

Horace Mann Educators Corporation	Annual Report on Form 10-K 135

NOTE 11 - Income Taxes (continued)
The components of the provision for income tax expense (benefit) were as follows (2022 and 2021 recast for the adoption of LDTI):

($ in millions)	Years Ended December 31,
	2023	2022	2021
Current	$6.5	$(0.7)	$27.7
Deferred	1.8	(2.6)	12.0
Total income tax expense (benefit)	$8.3	$(3.3)	$39.7

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 21% for 2023, 2022 and 2021 to income before income taxes as follows (2022 and 2021 recast for the adoption of LDTI):

($ in millions)	Years Ended December 31,
	2023	2022	2021
Expected federal tax on income	$11.2	$3.5	$44.1
Add (deduct) tax effects of:
Tax-exempt interest	(2.7)	(3.3)	(3.9)
Dividend received deduction	(1.3)	(3.2)	(2.2)
Employee share-based compensation	0.1	(0.5)	(1.3)
Contingent consideration	—	(0.3)	—
Compensation deduction limitation	0.8	0.7	1.5
Research and development reserve	(0.2)	(0.4)	(0.2)
Prior year adjustments	0.3	0.1	0.1
Other, net	0.1	0.1	1.6
Income tax expense (benefit) provided on income	$8.3	$(3.3)	$39.7

The Company's federal income tax returns for years prior to 2020 are no longer subject to examination by the Internal Revenue Service (IRS).
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
Unrecognized tax benefits were immaterial in each of the years ended December 31, 2023, 2022 and 2021.
The Company classifies all tax related interest and penalties as income tax expense.
Interest and penalties were both immaterial in each of the years ended December 31, 2023, 2022 and 2021.

136 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
During 2023, the Company repurchased 196,934 shares of its common stock, or 0.5% of the shares outstanding as of December 31, 2022, at an aggregate cost of $6.5 million, or an average price of $32.85 per share. During 2022, the Company repurchased 670,816 shares of its common stock, or 1.6% of the shares outstanding as of December 31, 2021, at an aggregate cost of $24.0 million, or an average price of $35.82 per share. In total and through December 31, 2023, 439,035 shares were repurchased under the Programs at an average price of $34.49 per share. The repurchase of shares was funded through use of cash. As of December 31, 2023, $34.9 million remained authorized for future share repurchases under the 2022 Program.
As of December 31, 2023, the Company held 25,911,087 shares in treasury.
Authorization of Preferred Stock
In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of 0.001 par value preferred stock. The Board is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were issued or outstanding as of December 31, 2023 and 2022.
2010 Comprehensive Executive Compensation Plan
In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the Comprehensive Plan). The purpose of the Comprehensive Plan is to aid the Company in attracting, retaining, motivating and rewarding employees and non-employee Directors; to provide for equitable and competitive compensation opportunities, including deferral opportunities; to encourage long-term service; to recognize individual contributions and reward achievement of Company goals; and to promote the creation of long-term value for the Company's shareholders by closely aligning the interests of plan participants with those of shareholders. The Comprehensive Plan authorizes share-based and cash-based incentives for plan participants. In 2012, the shareholders of HMEC approved the implementation of a fungible share pool under which grants of full value shares will count against the share limit as two and one half shares for every share subject to a full value award. In May 2021, the shareholders of HMEC approved an amendment and restatement of the Comprehensive Plan which included an increase of 2,500,000 in the number of shares of common stock reserved for issuance under the Comprehensive Plan. As of December 31, 2023, approximately 1,067,611 shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.
As further described in the paragraphs below, CSUs, stock options and RSUs under the Comprehensive Plan were as follows:

	December 31,
	2023	2022	2021
CSUs related to deferred compensation for Directors	14,458	15,372	26,313
CSUs related to deferred compensation for employees	12,972	12,437	16,571
Stock options	1,402,514	1,194,352	1,032,128
RSUs related to incentive compensation	925,230	816,759	834,981
Total	2,355,174	2,038,920	1,909,993

Horace Mann Educators Corporation	Annual Report on Form 10-K 137

NOTE 12 - Shareholders' Equity and Share-Based Compensation (continued)
Director Common Stock Units
Deferred compensation for Directors is in the form of CSUs, which represent an equal number of common shares to be issued in the future. The outstanding units of Directors serving on the Board accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.
Employee Common Stock Units
Deferred compensation for employees is in the form of CSUs, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2023, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.
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
Changes in outstanding options were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable
December 31, 2022	$39.41	$28.88-$42.95	1,194,352	766,444
Granted	$35.62	$32.13-$35.98	209,028	—
Vested	$40.56	$38.99-$41.83	—	176,954
Exercised	$28.88	$28.88-$28.88	(866)	(866)
Forfeited	$—	$—	—	—
Expired	$—	$—	—	—
December 31, 2023	$38.85	$28.88-$42.95	1,402,514	942,532

Option information segregated by ranges of exercise prices were as follows:

	December 31, 2023
		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term
	28.88-32.35	213,890	$30.94	2.31	194,326	$30.82	1.60
	35.98-38.99	388,544	$37.51	7.10	199,080	$38.96	5.12
	40.10-42.95	800,080	$41.62	5.91	549,126	$41.87	5.19
Total		1,402,514	$38.85	5.69	942,532	$38.98	4.44

The weighted average exercise prices of vested and exercisable options as of December 31, 2022 and 2021 were $38.60 and $37.94, respectively.
As of December 31, 2023, based on a closing stock price of $32.70 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $0.4 million and $0.4 million, respectively.

138 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Changes in outstanding RSUs were as follows:

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
December 31, 2022	816,759	$36.58	416,082	$28.93

Granted(1)	286,648	$35.78	—	—
Adjustment for performance achievement	6,174	$44.49	—	—
Vested	—	—	176,082	$41.93
Forfeited	(5,323)	$42.25	—	—
Distributed(2)	(179,028)	$41.65	(179,028)	$41.65

December 31, 2023	925,230	$35.43	413,136	$29.04
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
In converting from statutory to GAAP, typical adjustments include DAC, certain reinsurance transactions, the inclusion of statutory non-admitted assets, the inclusion of net unrealized investment gains or losses in shareholders' equity relating to fixed maturity securities and establishing life reserves using different actuarial assumptions.
The following table includes selected information for HMEC's insurance subsidiaries:

($ in millions)	Year Ended December 31,
	2023	2022	2021
Consolidated net income, statutory basis	$24.7	$77.0	$114.8
Consolidated capital and surplus, statutory basis(1)	$1,043.6	$1,024.5	$955.1
(1)    Subject to regulatory restrictions.

The NAIC has risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. As of December 31, 2023 and 2022, the minimum statutory-basis capital and surplus required to be maintained by HMEC's insurance subsidiaries was $135.3 million and $123.3 million, respectively. As of December 31, 2023 and 2022, statutory capital and surplus of each of the Company's insurance subsidiaries was above required levels. The restricted net assets of HMEC's insurance subsidiaries were $29.2 million and $28.6 million as of

Horace Mann Educators Corporation	Annual Report on Form 10-K 139

NOTE 13 - Statutory Information and Dividend Restrictions (continued)
December 31, 2023 and 2022, respectively. The minimum statutory basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC's insurance subsidiaries combined. Authorized control level risk-based capital represents the minimum level of statutory basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer. The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.
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
NOTE 14 - Contingencies and Commitments
Lawsuits and Legal Proceedings
Companies in the insurance industry have been subject to substantial litigation resulting from claims, disputes and other matters. For instance, they have faced expensive claims, including class action lawsuits, alleging, among other things, improper sales practices and improper claims settlement procedures. Negotiated settlements of certain such actions have had a material adverse effect on many insurance companies. At the time of issuance of this Annual Report on Form 10-K, except as noted below, the Company does not have pending litigation from which there is a reasonable possibility of material loss.
In 2023, the Horace Mann Insurance Company (HMIC) was named as a defendant in one lawsuit and received various demands for reimbursement and notices of claims related to legacy, long-tail commercial lines claims, including asbestos, environmental, and sexual molestation claims. It is alleged that HMIC reinsured certain commercial lines policies as a member of various insurance pooling arrangements in the late 1960s and early 1970s. The related policies were written prior to the 1975 acquisition of Horace Mann by INA discussed in Part I - Item 1 of this Annual Report on Form 10-K. HMEC’s available records indicate that on January 1, 1975, HMIC entered a quota share retrocession treaty with INA. It is the Company’s understanding that claims arising under these legacy policies were handled by various third parties pursuant to the terms of that treaty and its subsequent amendments entered into on behalf of HMIC. Ultimately, after amendments to the treaty and various corporate transactions involving the reinsurer, these obligations were assumed by companies that were affiliated with R&Q Reinsurance Company (R&Q).
The matters noted above arose following the March 23, 2023, Order of Liquidation in Pennsylvania of R&Q. HMIC is defending itself against the pending litigation and is in the process of investigating and evaluating the other demands and claims notices under a complete reservation of rights. In addition, in order to preserve its rights, HMIC submitted a proof of claim in the pending R&Q liquidation proceeding.
The amounts claimed against HMIC, if successful, could be material. However, based on the preliminary nature of the matters, the information available to date and considering the legal and factual challenges to the litigation and claims, it is not possible to provide a reasonable estimate of any resultant payment.
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $502.6 million and $704.2 million for the years ended December 31, 2023 and 2022, respectively.

140 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 15 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) represents the change in shareholders' equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income (loss) is equal to net income plus or minus the after tax change in net unrealized investment gains (losses) on fixed maturity securities, the after tax change in net reserve remeasurements attributable to discount rates, and the after tax change in net funded status of benefit plans for the periods as shown in the Consolidated Statements of Changes in Shareholders' Equity. AOCI represents the accumulated change in shareholders' equity from these transactions and other events and circumstances from non-shareholder sources as shown in the Consolidated Balance Sheets.
In the Consolidated Balance Sheets, the Company recognizes the net funded status of benefit plans as a component of AOCI, net of tax.
Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows (in millions, 2022 and 2021 recast for the adoption of LDTI):

($ in millions)	Year Ended December 31,
	2023	2022	2021
Net income	$45.0	$19.8	$170.4
Other comprehensive income (loss):
Effect of adopting ASU 2018-12	—	—	(426.6)
Change in net unrealized investment gains (losses) on fixed maturity securities:
Net unrealized investment gains (losses) on securities arising during the period	133.9	(1,042.6)	(122.8)
Less: reclassification adjustment for net investment gains (losses) included in income before income tax	(20.3)	(29.1)	(7.7)
Total, before tax	154.2	(1,013.5)	(115.1)
Income tax expense (benefit)	32.9	(216.8)	(24.8)
Total, net of tax	121.3	(796.7)	(90.3)
Change in net reserve remeasurements attributable to discount rates:
Total, before tax	(47.2)	567.6	141.0
Income tax expense (benefit)	(10.1)	121.7	30.2
Total, net of tax	(37.1)	445.9	110.8
Change in net funded status of benefit plans:
Total, before tax	1.5	1.8	1.2
Income tax expense (benefit)	0.3	0.4	0.2
Total, net of tax	1.2	1.4	1.0

Total comprehensive income (loss)	$130.4	$(329.6)	$(234.7)

Horace Mann Educators Corporation	Annual Report on Form 10-K 141

NOTE 15 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)
Accumulated Other Comprehensive Income (Loss)
The following table reconciles the components of AOCI for the periods indicated (2022 and 2021 recast for the adoption of LDTI)

($ in millions)	Net Unrealized Investment Gains (Losses) on Securities(1)(2)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, January 1, 2023	$(449.6)	$59.0	$(8.8)	$(399.4)
Other comprehensive income (loss) before reclassifications	105.3	(37.1)	1.2	69.4
Amounts reclassified from AOCI	16.0	—	—	16.0
Net current period other comprehensive income (loss)	121.3	(37.1)	1.2	85.4
Ending balance, December 31, 2023	$(328.3)	$21.9	$(7.6)	$(314.0)

Beginning balance, January 1, 2022	$347.1	$(386.9)	$(10.2)	$(50.0)
Other comprehensive income (loss) before reclassifications	(819.7)	445.9	1.4	(372.4)
Amounts reclassified from AOCI	23.0	—	—	23.0
Net current period other comprehensive income (loss)	(796.7)	445.9	1.4	(349.4)
Ending balance, December 31, 2022	$(449.6)	$59.0	$(8.8)	$(399.4)

Beginning balance, January 1, 2021	$366.3	$—	$(11.2)	$355.1
Effect of adopting ASU 2018-12	71.1	(497.7)	—	(426.6)
Other comprehensive income (loss) before reclassifications	(96.4)	110.8	1.0	15.4
Amounts reclassified from AOCI	6.1	—	—	6.1
Net current period other comprehensive income (loss)	(90.3)	110.8	1.0	21.5
Ending balance, December 31, 2021	$347.1	$(386.9)	$(10.2)	$(50.0)
(1)    All amounts are net of tax.
(2)    The pretax amounts reclassified from AOCI, $(20.3) million, $(29.1) million and $(7.7) million, are included in net investment gains (losses) and the related income tax expense (benefit), $(4.3) million, $(6.1) million and $(1.6) million, are included in income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in Note 3.
Note 16 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)	Years Ended December 31,
	2023	2022	2021
Cash	$29.0	$42.2	$133.0
Restricted cash	0.7	0.6	0.7
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$29.7	$42.8	$133.7

Cash paid during the year for:
Interest	$30.1	$18.2	$13.5
Income taxes	14.0	8.6	23.7

Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the years ended December 31, 2023, 2022 and 2021, respectively.

142 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 17 - Segment Information
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
Summarized financial information for these segments is as follows (2022 and 2021 recast for the adoption of LDTI):

($ in millions)	December 31,
	2023	2022	2021
Net premiums and contract charges earned
Property & Casualty	$645.6	$608.2	$617.4
Life & Retirement	151.7	144.0	143.4
Supplemental & Group Benefits(1)	259.8	275.5	128.0
Total	$1,057.1	$1,027.7	$888.8

Net investment income
Property & Casualty	$37.9	$31.4	$61.1
Life & Retirement	369.9	338.3	338.6
Supplemental & Group Benefits(1)	38.9	33.3	25.2
Corporate & Other	0.3	—	(0.1)
Intersegment eliminations	(2.2)	(2.1)	(2.3)
Total	$444.8	$400.9	$422.5

Net income (loss)
Property & Casualty	$(35.5)	$(44.4)	$57.0
Life & Retirement	71.5	63.8	89.1
Supplemental & Group Benefits(1)	54.9	65.9	52.9
Corporate & Other	(45.9)	(65.5)	(28.6)
Total	$45.0	$19.8	$170.4

($ in millions)	December 31,
	2023	2022	2021
Assets
Property & Casualty	$1,218.1	$1,083.8	$1,243.4
Life & Retirement	11,365.0	10,754.4	12,144.2
Supplemental & Group Benefits(1)	1,338.8	1,359.3	855.6
Corporate & Other	190.4	173.4	281.8
Intersegment eliminations	(62.4)	(64.8)	(64.8)
Total	$14,049.9	$13,306.1	$14,460.2

Horace Mann Educators Corporation	Annual Report on Form 10-K 143

NOTE 17 - Segment Information (continued)
Additional significant financial information for these segments is as follows (2022 and 2021 recast for the adoption of LDTI):

($ in millions)	Years Ended December 31,
	2023	2022	2021
DAC amortization expense
Property & Casualty	$71.3	$64.3	$67.7
Life & Retirement	28.0	23.0	22.0
Supplemental & Group Benefits(1)	1.9	0.9	0.9
Total	$101.2	$88.2	$90.6

Income tax expense (benefit)
Property & Casualty	$(9.8)	$(13.8)	$13.2
Life & Retirement	15.1	10.6	19.3
Supplemental & Group Benefits(1)	14.8	18.1	14.5
Corporate & Other	(11.8)	(18.2)	(7.3)
Total	$8.3	$(3.3)	$39.7
(1)    Group Benefits was acquired effective January 1, 2022 and thus, comparison to amounts for the year ended December 31, 2021 is not meaningful.
Note 18 - Prior Period Consolidated Financial Statements
Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (also known as LDTI). The Company adopted LDTI using the modified retrospective approach where permitted with changes applied as of January 1, 2021. As a result of adoption, the Company’s prior period consolidated financial statements have been recast.
The following tables summarize the effects of adopting LDTI on our Consolidated Financial Statements.

144 Annual Report on Form 10-K	Horace Mann Educators Corporation

Note 18 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEET
($ in millions, except share data)

	December 31, 2022	Effect of the Adoption of ASU 2018-12	Reclassifications(1)	December 31, 2022
	As Reported			As Adjusted
Assets
Total investments	$6,587.6	$—	$—	$6,587.6
Cash	42.8	—	—	42.8
Deferred policy acquisition costs	433.1	(102.5)	—	330.6
Reinsurance balances receivable	506.2	(38.2)	—	468.0
Deposit asset on reinsurance	2,516.6	—	—	2,516.6
Intangible assets	185.2	—	—	185.2
Goodwill	54.3	—	—	54.3
Other assets	328.7	—	—	328.7
Separate Account variable annuity assets	2,792.3	—	—	2,792.3
Total assets	$13,446.8	$(140.7)	$—	$13,306.1

Liabilities and Shareholders' Equity
Policy liabilities
Investment contract and policy reserves	$6,968.0	$(151.9)	$(6,816.1)	$—
Future policy benefit reserves	—	—	1,718.0	1,718.0
Policyholders' account balances	—	—	5,260.6	5,260.6
Unpaid claims and claim expenses	585.1	(2.9)	(18.2)	564.0
Unearned premiums	264.2	1.9	—	266.1
Total policy liabilities	7,817.3	(152.9)	144.3	7,808.7
Other policyholder funds	954.0	(0.4)	(144.3)	809.3
Other liabilities	297.0	2.5	—	299.5
Short-term debt	249.0	—	—	249.0
Long-term debt	249.0	—	—	249.0
Separate Account variable annuity liabilities	2,792.3	—	—	2,792.3
Total liabilities	12,358.6	(150.8)	—	12,207.8
Preferred stock	—	—	—	—
Common stock	0.1	—	—	0.1
Additional paid-in capital	502.6	—	—	502.6
Retained earnings	1,468.6	43.8	—	1,512.4
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(356.9)	(92.7)	—	(449.6)
Net reserve remeasurements attributable to discount rates	—	59.0	—	59.0
Net funded status of benefit plans	(8.8)	—	—	(8.8)
Treasury stock, at cost	(517.4)	—	—	(517.4)
Total shareholders’ equity	1,088.2	10.1	—	1,098.3
Total liabilities and shareholders’ equity	$13,446.8	$(140.7)	$—	$13,306.1
(1) The Company has reclassified the presentation of certain information to conform to the current year's presentation.

Horace Mann Educators Corporation	Annual Report on Form 10-K 145

Note 18 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
($ in millions, except per share data)

	Year Ended	Effect of the Adoption of ASU 2018-12	Year Ended
	December 31, 2022		December 31, 2022
	As Reported		As Adjusted
Statement of Operations
Revenues
Net premiums and contract charges earned	$1,029.0	$(1.3)	$1,027.7
Net investment income	400.9	—	400.9
Net investment losses	(56.5)	—	(56.5)
Other income	9.5	—	9.5
Total revenues	1,382.9	(1.3)	1,381.6

Benefits, losses and expenses
Benefits, claims and settlement expenses	761.6	(14.6)	747.0
Interest credited	177.6	(4.2)	173.4
Operating expenses	315.9	(0.4)	315.5
DAC amortization expense	98.7	(10.5)	88.2
Intangible asset amortization expense	16.8	—	16.8
Interest expense	19.4	—	19.4
Other expense - goodwill and intangible asset impairment	4.8	—	4.8
Total benefits, losses and expenses	1,394.8	(29.7)	1,365.1

Income before income taxes	(11.9)	28.4	16.5
Income tax expense (benefit)	(9.3)	6.0	(3.3)

Net income	(2.6)	22.4	19.8

Net income per share
Basic	(0.06)	0.54	0.48
Diluted	(0.06)	0.53	0.47

Weighted average number of shares and equivalent shares
Basic	41.6	—	41.6
Diluted	41.8	—	41.8

Statement of Comprehensive Income (Loss)
Net income	(2.6)	22.4	19.8
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	(647.6)	(149.1)	(796.7)
Change in net reserve remeasurements attributable to discount rates	—	445.9	445.9
Change in net funded status of benefit plans	1.4	—	1.4
Other comprehensive loss	(646.2)	296.8	(349.4)
Comprehensive income (loss)	$(648.8)	$319.2	$(329.6)

146 Annual Report on Form 10-K	Horace Mann Educators Corporation

Note 18 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
($ in millions, except per share data)

	Year Ended	Effect of the Adoption of ASU 2018-12	Year Ended
	December 31, 2021		December 31, 2021
	As Reported		As Adjusted
Statement of Operations
Revenues
Net premiums and contract charges earned	$889.6	$(0.8)	$888.8
Net investment income	422.5	—	422.5
Net investment losses	(11.0)	—	(11.0)
Other income	29.0	—	29.0
Total revenues	1,330.1	(0.8)	1,329.3

Benefits, losses and expenses
Benefits, claims and settlement expenses	617.7	(27.0)	590.7
Interest credited	164.4	(4.4)	160.0
Operating expenses	251.5	(0.5)	251.0
DAC amortization expense	94.7	(4.1)	90.6
Intangible asset amortization expense	13.0	—	13.0
Interest expense	13.9	—	13.9
Total benefits, losses and expenses	1,155.2	(36.0)	1,119.2

Income before income taxes	174.9	35.2	210.1
Income tax expense (benefit)	32.1	7.6	39.7

Net income	142.8	27.6	170.4

Net income per share
Basic	3.40	0.66	4.06
Diluted	3.39	0.65	4.04

Weighted average number of shares and equivalent shares
Basic	42.0	—	42.0
Diluted	42.2	—	42.2

Statement of Comprehensive Income (Loss)
Net income	142.8	27.6	170.4
Other comprehensive income (loss), net of tax:
Effect of adopting ASU 2018-12	—	(426.6)	(426.6)
Change in net unrealized investment losses on fixed maturity securities	(75.6)	(14.7)	(90.3)
Change in net reserve remeasurements attributable to discount rates	—	110.8	110.8
Change in net funded status of benefit plans	1.0	—	1.0
Other comprehensive loss	(74.6)	(330.5)	(405.1)
Comprehensive income (loss)	$68.2	$(302.9)	$(234.7)

Horace Mann Educators Corporation	Annual Report on Form 10-K 147

Note 18 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Year Ended	Effect of the Adoption of ASU 2018-12	Year Ended
	December 31, 2022		December 31, 2022
	As Reported		As Adjusted
Common stock, $0.001 par value
Ending balance	$0.1	$—	$0.1

Additional paid-in capital
Ending balance	502.6	—	502.6

Retained earnings
Beginning balance	1,524.9	22.1	1,547.0
Net income	(2.6)	22.4	19.8
Effect of adopting ASU 2018-12(1)	—	(0.7)	(0.7)
Dividends per share; 2022, $1.28 per share	(53.7)	—	(53.7)
Ending balance	1,468.6	43.8	1,512.4

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	280.5	(330.5)	(50.0)
Change in net unrealized investment losses on fixed maturity securities	(647.6)	(149.1)	(796.7)
Change in net reserve remeasurements attributable to discount rates	—	445.9	445.9
Change in net funded status of benefit plans	1.4	—	1.4
Ending balance	(365.7)	(33.7)	(399.4)

Treasury stock, at cost
Ending balance	(517.4)	—	(517.4)
Shareholders' equity at end of period	$1,088.2	$10.1	$1,098.3
(1) See Note 1 to the Consolidated Financial Statements for information regarding ASU 2018-12.

148 Annual Report on Form 10-K	Horace Mann Educators Corporation

Note 18 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Year Ended	Effect of the Adoption of ASU 2018-12	Year Ended
	December 31, 2021		December 31, 2021
	As Reported		As Adjusted
Common stock, $0.001 par value
Ending balance	$0.1	$—	$0.1

Additional paid-in capital
Ending balance	495.3	—	495.3

Retained earnings
Beginning balance	1,434.6	—	1,434.6
Net income	142.8	27.6	170.4
Effect of adopting ASU 2018-12	—	(5.5)	(5.5)
Dividends per share; 2021, $1.24 per share	(52.5)	—	(52.5)
Ending balance	1,524.9	22.1	1,547.0

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	355.1	—	355.1
Effect of adopting ASU 2018-12	—	(426.6)	(426.6)
Change in net unrealized investment losses on fixed maturity securities	(75.6)	(14.7)	(90.3)
Change in net reserve remeasurements attributable to discount rates	—	110.8	110.8
Change in net funded status of benefit plans	1.0	—	1.0
Ending balance	280.5	(330.5)	(50.0)

Treasury stock, at cost
Ending balance	(493.4)	—	(493.4)
Shareholders' equity at end of period	$1,807.4	$(308.4)	$1,499.0

Horace Mann Educators Corporation	Annual Report on Form 10-K 149

Note 18 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in millions)

	Year Ended	Effect of the Adoption of ASU 2018-12	Year Ended
	December 31, 2022		December 31, 2022
	As Reported		As Adjusted
Cash flows - operating activities
Net income	$(2.6)	$22.4	$19.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	56.5	—	56.5
Depreciation and intangible asset amortization	27.6	—	27.6
Share-based compensation expense	8.9	—	8.9
Loss from EMA investments, net of dividends or distributions	18.2	—	18.2
Other expense - goodwill impairment	4.8	—	4.8
Changes in:
Insurance liabilities	440.5	(106.3)	334.2
Amounts due under reinsurance agreements	(348.2)	38.4	(309.8)
Income tax liabilities	(17.1)	127.6	110.5
Other operating assets and liabilities	(28.1)	(81.3)	(109.4)
Other, net	11.0	(0.8)	10.2
Net cash provided by operating activities	171.5	—	171.5

Cash flows - investing activities
Net cash used in investing activities	(214.6)	—	(214.6)

Cash flows - financing activities
Net cash provided by financing activities	(47.8)	—	(47.8)
Net decrease in cash	(90.9)	—	(90.9)
Cash at beginning of period	133.7	—	133.7
Cash at end of period	$42.8	$—	$42.8

150 Annual Report on Form 10-K	Horace Mann Educators Corporation

Note 18 - Prior Period Consolidated Financial Statements (continued)
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in millions)

	Year Ended	Effect of the Adoption of ASU 2018-12	Year Ended
	December 31, 2021		December 31, 2021
	As Reported		As Adjusted
Cash flows - operating activities
Net income	$142.8	$27.6	$170.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	11.0	—	11.0
Depreciation and intangible asset amortization	18.4	—	18.4
Share-based compensation expense	8.4	—	8.4
Loss from EMA investments, net of dividends or distributions	(41.5)	—	(41.5)
Other expense - goodwill impairment	—	—	—
Changes in:
Insurance liabilities	46.9	67.6	114.5
Amounts due under reinsurance agreements	(1.5)	8.9	7.4
Income tax liabilities	8.5	(99.7)	(91.2)
Other operating assets and liabilities	8.9	(4.4)	4.5
Other, net	3.0	—	3.0
Net cash provided by operating activities	204.9	—	204.9

Cash flows - investing activities
Net cash used in investing activities	302.0	—	302.0

Cash flows - financing activities
Net cash provided by financing activities	208.5	—	208.5
Net decrease in cash	111.4	—	111.4
Cash at beginning of period	22.3	—	22.3
Cash at end of period	$133.7	$—	$133.7

Horace Mann Educators Corporation	Annual Report on Form 10-K 151

Note 18 - Prior Period Consolidated Financial Statements (continued)
Selected unaudited quarterly financial data is presented below.

($ in millions, except per share data)	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2022
Insurance premiums and contract changes earned	$259.1	$257.4	$255.4	$255.8
Insurance premiums written and contract deposits	358.2	372.7	359.9	346.2
Total Revenues	346.4	342.6	345.9	346.7
Net income	(16.7)	20.4	(4.2)	20.3
Per share information
Basic
Net income	$(0.40)	$0.49	$(0.10)	$0.48
Shares of common stock - weighted average	41.4	41.4	41.8	41.9
Diluted
Net income	$(0.40)	$0.49	$(0.10)	$0.48
Shares of common stock and equivalent shares - weighted average	41.4	41.6	41.8	42.1

2021
Insurance premiums and contract changes earned	$210.6	$225.2	$225.6	$227.4
Insurance premiums written and contract deposits	314.0	346.2	334.2	304.4
Total Revenues	331.2	329.4	346.9	321.7
Net income	46.9	20.2	54.2	49.1
Per share information
Basic
Net income	$1.12	$0.48	$1.29	$1.17
Shares of common stock - weighted average	42.0	42.0	42.0	41.9
Diluted
Net income	$1.11	$0.48	$1.29	$1.16
Shares of common stock and equivalent shares - weighted average	42.2	42.2	42.2	42.1

152 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 9. I Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (Exchange Act) as of December 31, 2023. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have assessed our internal control over financial reporting as of December 31, 2023. The standard measures adopted by management in making its evaluation are the measures in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Horace Mann Educators Corporation	Annual Report on Form 10-K 153

Based on our assessment, we concluded that our internal control over financial reporting was effective at December 31, 2023, and that there were no material weaknesses in our internal control over financial reporting as of that date.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the Consolidated Financial Statements contained in this inter-document reference, has issued its report on the effectiveness of our internal control over financial reporting which follows this report.
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Horace Mann Educators Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Horace Mann Educators Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

154 Annual Report on Form 10-K	Horace Mann Educators Corporation

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chicago, Illinois
February 27, 2024

Horace Mann Educators Corporation	Annual Report on Form 10-K 155

ITEM 9B. I Other Information
Not applicable.
ITEM 9C. I Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Our Proxy Statement will be filed with the SEC no later than April 12, 2024 in preparation for our 2024 Annual Meeting of Shareholders. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference, to that Proxy Statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.
ITEM 10. I Directors, Executive Officers and Corporate Governance
(a)    The following sections of our Proxy Statement for our 2024 Annual Meeting of Shareholders, are incorporated herein by reference: "Board of Directors and Committees," "Executive Officers," and "Corporate Governance".
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
ITEM 11. I Executive Compensation
The following sections of our Proxy Statement for our 2024 Annual Meeting of Shareholders, are incorporated herein by reference: "Director Compensation" and "Compensation Discussion and Analysis" including "Pay Governance," "Executive Compensation Program," "Additional Pay Practices," "Compensation Tables," "Compensation Committee Report," and "Equity Compensation Plan Information".
ITEM 12. I Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)    The "Security Ownership of Certain Beneficial Owners and Management" section of our Proxy Statement for our 2024 Annual Meeting of Shareholders, is incorporated herein by reference.
(b)    The "Equity Compensation Plan Information" section of our Proxy Statement for our 2024 Annual Meeting of Shareholders, is incorporated herein by reference. Additional information on share-based compensation under our equity compensation plans is available in Part II - Item 8, Note 12 of the Consolidated Financial Statements.

156 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 13. I Certain Relationships and Related Transactions and Director Independence
The following sections of our Proxy Statement for our 2024 Annual Meeting of Shareholders, are incorporated by reference: "Corporate Governance - Director Independence", and "Corporate Governance - Related Person Transactions".
ITEM 14. I Principal Accountant Fees and Services
Information required for this Item 14 is incorporated herein by reference, to our Proxy Statement for our 2024 Annual Meeting of Shareholders in the section "Proposal No. 4 - Ratification of Independent Registered Public Accounting Firm".
PART IV
ITEM 15. I Exhibits and Financial Statement Schedules

Horace Mann Educators Corporation	Annual Report on Form 10-K 157

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION
 SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2023
 ($ in millions)

Type of Investments	Cost or amortized cost, net	Fair Value	Balance Sheet
Fixed maturity securities
U.S. Government and federally sponsored agency obligations	$925.0	$819.2	$819.2
States, municipalities and political subdivisions	1,333.4	1,270.1	1,270.1
Foreign government bonds	23.1	22.1	22.1
Public utilities	93.8	80.9	80.9
All other corporate bonds	1,850.0	1,665.5	1,665.5
Asset-backed securities	1,044.7	1,020.5	1,020.5
Residential mortgage-backed securities (non-agency)	13.9	12.9	12.9
Commercial mortgage-backed securities	342.9	317.8	317.8
Redeemable preferred stocks	26.1	26.3	26.3

Total fixed maturity securities	5,652.9	5,235.3	5,235.3

Equity securities
Industrial, miscellaneous and all other	0.3	0.3	0.3
Banking & finance and insurance companies	1.1	1.1	1.1
Non-redeemable preferred stocks	68.3	68.3	68.3
Closed-end fund	16.5	16.5	16.5

Total equity securities	86.2	86.2	86.2

Limited partnership interests	1,138.8	XXX	1,138.8
Short-term investments	132.9	XXX	132.9
Policy loans	141.4	XXX	141.4
Derivatives	12.5	$19.0	19.0
Mortgage loans	43.2	XXX	43.2
Other	33.7	XXX	33.7

Total investments	$7,241.6	XXX	$6,830.5

See accompanying Report of Independent Registered Public Accounting Firm.

158 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE II
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS
As of December 31, 2023 and 2022
($ in millions, except share data)

	December 31,
	2023	2022
ASSETS

Investments and cash	$3.4	$2.1
Investments in subsidiaries	1,716.6	1,597.1
Other assets	17.1	7.1

Total assets	$1,737.1	$1,606.3

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt	$—	$249.0
Long-term debt	546.0	249.0
Other liabilities	15.8	10.0

Total liabilities	561.8	508.0

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2023, 66,747,821; 2022, 66,618,465	0.1	0.1
Additional paid-in capital	510.9	502.6
Retained earnings	1,502.2	1,512.4
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains (losses) on fixed maturity securities	(328.3)	(449.6)
Net reserve remeasurements attributable to discount rates	21.9	59.0
Net funded status of benefit plans	(7.6)	(8.8)
Treasury stock, at cost, 2023, 25,911,087 shares; 2022, 25,714,153 shares	(523.9)	(517.4)

Total shareholders' equity	1,175.3	1,098.3

Total liabilities and shareholders' equity	$1,737.1	$1,606.3

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 159

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS
 ($ in millions)

	Year Ended December 31,
	2023	2022	2021
Revenues
Net investment income	$0.2	$—	$(0.1)

Total revenues	0.2	—	(0.1)

Expenses
Interest expense	29.7	19.4	13.8
Other	5.1	8.4	11.2

Total expenses	34.8	27.8	25.0

Loss before income tax benefit and equity in net earnings of subsidiaries	(34.6)	(27.8)	(25.1)
Income tax benefit	(6.9)	(6.3)	(5.4)
Loss before equity in net earnings of subsidiaries	(27.7)	(21.5)	(19.7)
Equity in net earnings (losses) of subsidiaries	72.7	41.3	190.1

Net income (loss)	$45.0	$19.8	$170.4

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

160 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$45.0	$19.8	$170.4
Equity in net income of subsidiaries	(72.7)	(41.3)	(190.1)
Dividends received from subsidiaries	132.1	184.3	66.0
Changes in:
Income taxes	(5.8)	3.9	1.8
Operating assets and liabilities	6.0	0.8	8.4
Other	1.2	(1.5)	(2.6)

Net cash provided by operating activities	105.8	166.0	53.9

Cash flows from investing activities
Purchase of equity securities	—	—	—
Net increase (decrease) in short-term investments	(1.3)	(0.7)	2.7
Capital contributions to subsidiaries	(98.0)	(35.0)	(5.0)
Acquisition of business, net of cash acquired	—	(172.3)	—

Net cash used in investing activities	(99.3)	(208.0)	(2.3)

Cash flows from financing activities
Dividends paid to shareholders	(53.9)	(52.6)	(51.4)
Proceeds from issuance 2023 Senior Note due 2028	296.5	—	—
Principal borrowings on Revolving Credit Facility	—	—	114.0
Principal repayment on senior revolving credit facility	(249.0)	—	—
Acquisition of treasury stock	(6.5)	(24.0)	(5.3)
Proceeds from exercise of stock options	—	—	0.3
Withholding tax payments on RSUs tendered	(1.8)	(2.4)	(2.0)
Proceeds for Share-based compensation	8.0	7.1	6.7

Net cash provided by (used in) financing activities	(6.7)	(71.9)	62.3

Net increase (decrease) in cash	(0.2)	(113.9)	113.9
Cash at beginning of period	0.3	114.2	0.3

Cash at end of period	$0.1	$0.3	$114.2

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 161

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 NOTE TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto presented in Part II - Item 8 of this Annual Report on Form 10-K.

162 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE III

HORACE MANN EDUCATORS CORPORATION
 SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION
($ in millions)

	Deferred policy acquisition costs	Future policy benefits, claims and claim expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written (excluding life)
Segment
Year Ended December 31, 2023
Property & Casualty	$29.3	$416.9	$297.9	$—	$645.5	$37.9	$557.0	$71.3	$103.3	$684.4
Life & Retirement	297.7	6,418.2	—	816.0	151.8	369.9	325.1	28.0	99.0	29.2
Supplemental & Group Benefits	9.3	695.4	3.0	100.0	259.8	38.9	92.7	1.9	123.2	195.7
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	(1.9)	N/A	N/A	37.1	N/A
Total	$336.3	$7,530.5	$300.9	$916.0	$1,057.1	$444.8	$974.8	$101.2	$362.6	$909.3

Year Ended December 31, 2022 (recast)
Property & Casualty	$24.6	$388.7	$259.1	$—	$608.2	$31.4	$534.3	$64.3	$102.6	$617.5
Life & Retirement	299.5	6,413.7	4.0	719.8	144.0	338.3	293.6	23.0	108.2	29.5
Supplemental & Group Benefits	6.5	740.2	3.0	89.5	275.5	33.3	92.5	0.9	118.1	$213.2
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	(2.1)	N/A	N/A	27.6	N/A
Total	$330.6	$7,542.6	$266.1	$809.3	$1,027.7	$400.9	$920.4	$88.2	$356.5	$860.2

Year Ended December 31, 2021 (recast)
Property & Casualty	$24.4	$367.4	$249.8	$—	$617.4	$61.1	$447.9	$67.7	$97.2	$607.8
Life & Retirement	295.1	6,714.6	2.8	873.4	143.4	338.6	269.7	22.1	102.0	30.6
Supplemental & Group Benefits	4.9	395.4	3.1	72.5	128.0	25.2	33.1	0.8	54.3	$93.3
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	(2.4)	N/A	N/A	24.4	N/A
Total	$324.4	$7,477.4	$255.7	$945.9	$888.8	$422.5	$750.7	$90.6	$277.9	$731.7
N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 163

SCHEDULE IV
HORACE MANN EDUCATORS CORPORATION
 REINSURANCE
 ($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2023
Life insurance in force	$40,422.9	$9,597.7	$—	$30,825.2	—
Premiums
Property & Casualty	$653.0	$18.1	$10.7	$645.6	1.7%
Life & Retirement	166.5	14.8	—	151.7	—
Supplemental & Group Benefits	278.1	43.4	25.1	259.8	9.7%

Total premiums	$1,097.6	$76.3	$35.8	$1,057.1	3.4%

Year Ended December 31, 2022
Life insurance in force	$38,564.6	$9,330.9	$—	$29,233.7	—
Premiums
Property & Casualty	$614.7	$15.0	$8.5	$608.2	1.4%
Life & Retirement	158.9	14.9	—	144.0	—
Supplemental & Group Benefits	273.1	42.1	44.5	275.5	16.2%

Total premiums	$1,046.7	$72.0	$53.0	$1,027.7	5.2%

Year Ended December 31, 2021
Life insurance in force	$21,032.6	$4,693.5	$—	$16,339.1	—
Premiums
Property & Casualty	$623.0	$15.3	$9.7	$617.4	1.6%
Life & Retirement	159.5	16.1	—	143.4	—
Supplemental & Group Benefits	129.9	1.9	—	128.0	—

Total premiums	$912.4	$33.3	$9.7	$888.8	1.1%
Note: Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

164 Annual Report on Form 10-K	Horace Mann Educators Corporation

(a)(3)    The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

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

4.1(a)	Form of HMEC 4.500% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 to HMEC's Current Report on Form 8-K dated November 18, 2015, filed with the SEC on November 23, 2015.

4.1(b)	Form of HMEC 7.25% Senior Notes due 2028, incorporated by reference to Exhibit 4.2 to HMEC's Current Report on Form 8-K dated September 12, 2023, filed with the SEC on September 15, 2023.

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 165

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

166 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC's Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

Horace Mann Educators Corporation	Annual Report on Form 10-K 167

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

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

97.1	Horace Mann Educators Corporation Clawback Policy

168 Annual Report on Form 10-K	Horace Mann Educators Corporation

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.1
The following information from Horace Mann Educators Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022 (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (v) Notes to Consolidated Financial Statements; (vi) Financial Statement Schedules; and (vii) the cover page.

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).
ITEM 16. I Form 10-K Summary
None.

Horace Mann Educators Corporation	Annual Report on Form 10-K 169

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Horace Mann Educators Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION

By:	/s/ Marita Zuraitis	President and Chief Executive Officer	February 27, 2024
Marita Zuraitis
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date indicated.

	Signature	Title	Date

By:	/s/ Marita Zuraitis	President, Chief Executive Officer and Director	February 27, 2024
	Marita Zuraitis	(Principal Executive Officer)

By:	/s/ Bret A. Conklin	Executive Vice President and Chief Financial Officer	February 27, 2024
	Bret A. Conklin	(Principal Financial Officer)

By:	/s/ Kimberly A. Johnson	Senior Vice President and Controller	February 27, 2024
	Kimberly A. Johnson	(Principal Accounting Officer)

By:	/s/ H. Wade Reece	Chairman of the Board of Directors	February 27, 2024
H. Wade Reece

By:	/s/ Thomas A. Bradley	Director	February 27, 2024
Thomas A. Bradley

By:	/s/ Victor P. Fetter	Director	February 27, 2024
Victor P. Fetter

By:	/s/ Perry G. Hines	Director	February 27, 2024
Perry G. Hines

By:	/s/ Mark E. Konen	Director	February 27, 2024
Mark E. Konen

By:	/s/ Beverly J. McClure	Director	February 27, 2024
Beverly J. McClure

By:	/s/ Aaliyah A. Samuel	Director	February 27, 2024
Aaliyah A. Samuel

By:	/s/ Elaine A. Sarsynski	Director	February 27, 2024
Elaine A. Sarsynski

170 Annual Report on Form 10-K	Horace Mann Educators Corporation