Form 10-Q
period 2024-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2024-08-07
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 31, 2024, the registrant had 40,768,813 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2024

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2024, $5,816.5; 2023, $5,652.9)	$5,345.4	$5,235.3
Equity securities at fair value, (cost $101.7 and $86.2)	82.6	86.2
Limited partnership interests	1,111.7	1,138.8
Policy loans	140.7	141.4
Short-term and other investments	170.6	228.8
Total investments	6,851.0	6,830.5
Cash	14.6	29.7
Deferred policy acquisition costs	341.5	336.3
Reinsurance balances receivable	456.6	480.5
Deposit asset on reinsurance	2,466.2	2,496.6
Intangible assets	163.1	170.3
Goodwill	54.3	54.3
Other assets	390.1	357.6
Separate Account variable annuity assets	3,544.7	3,294.1
Total assets	$14,282.1	$14,049.9

Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,655.0	$1,761.8
Policyholders' account balances	5,119.0	5,187.0
Unpaid claims and claim expenses	596.6	581.7
Unearned premiums	319.8	300.9
Total policy liabilities	7,690.4	7,831.4
Other policyholder funds	951.1	916.0
Other liabilities	340.6	287.1
Long-term debt	546.5	546.0
Separate Account variable annuity liabilities	3,544.7	3,294.1
Total liabilities	13,073.3	12,874.6
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2024, 66,892,799; 2023, 66,747,821	0.1	0.1
Additional paid-in capital	515.8	510.9
Retained earnings	1,504.0	1,502.2
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(370.4)	(328.3)
Net reserve remeasurements attributable to discount rates	95.3	21.9
Net funded status of benefit plans	(7.6)	(7.6)
Treasury stock, at cost, 2024, 26,051,869 shares; 2023, 25,911,087 shares	(528.4)	(523.9)
Total shareholders’ equity	1,208.8	1,175.3
Total liabilities and shareholders’ equity	$14,282.1	$14,049.9
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	1	Second Quarter 2024 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statements of Operations
Revenues
Net premiums and contract charges earned	$280.9	$260.7	$556.1	$516.6
Net investment income	108.4	108.5	213.8	208.9
Net investment gains (losses)	(5.9)	(17.4)	(3.7)	(21.3)
Other income	4.7	4.6	7.9	6.1

Total revenues	388.1	356.4	774.1	710.3

Benefits, losses and expenses
Benefits, claims and settlement expenses	207.3	205.2	383.6	388.4
Interest credited	53.8	50.7	106.7	99.4
Operating expenses	83.0	80.1	167.5	159.9
DAC amortization expense	27.0	25.4	54.0	49.1
Intangible asset amortization expense	3.7	3.7	7.3	7.4
Interest expense	8.7	6.9	17.4	13.6

Total benefits, losses and expenses	383.5	372.0	736.5	717.8

Income before income taxes	4.6	(15.6)	37.6	(7.5)
Income tax expense	0.8	(2.8)	7.3	(1.3)

Net income (loss)	$3.8	$(12.8)	$30.3	$(6.2)

Net income per share
Basic	$0.09	$(0.31)	$0.74	$(0.15)
Diluted	$0.09	$(0.31)	$0.73	$(0.15)

Weighted average number of shares and equivalent shares
Basic	41.4	41.3	41.3	41.3
Diluted	41.6	41.4	41.5	41.4

Statements of Comprehensive Income (Loss)
Net income (loss)	$3.8	$(12.8)	$30.3	$(6.2)
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	(22.4)	(37.3)	(42.1)	55.9
Change in net reserve remeasurements attributable to discount rates	32.0	25.1	73.4	(16.1)
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive income	9.6	(12.2)	31.3	39.8
Comprehensive income (loss)	$13.4	$(25.0)	$61.6	$33.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Second Quarter 2024 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1	$0.1
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	0.1	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	513.1	503.1	510.9	502.6
Options exercised and conversion of common and restricted stock units	0.3	0.3	0.2	(1.1)
Share-based compensation expense	2.4	2.3	4.7	4.2
Ending balance	515.8	505.7	515.8	505.7

Retained earnings
Beginning balance	1,514.4	1,505.2	1,502.2	1,512.4
Net income (loss)	3.8	(12.8)	30.3	(6.2)
Dividends, 2024, $0.34 per share; 2023, $0.33 per share	(14.2)	(13.8)	(28.5)	(27.6)
Ending balance	1,504.0	1,478.6	1,504.0	1,478.6

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(292.3)	(347.4)	(314.0)	(399.4)
Change in net unrealized investment losses on fixed maturity securities	(22.4)	(37.3)	(42.1)	55.9
Change in net reserve remeasurements attributable to discount rates	32.0	25.1	73.4	(16.1)
Change in net funded status of benefit plans	—	—	—	—
Ending balance	(282.7)	(359.6)	(282.7)	(359.6)

Treasury stock, at cost
Beginning balance	(523.9)	(521.8)	(523.9)	(517.4)
Treasury stock acquired - share repurchase authorization	(4.5)	(1.1)	(4.5)	(5.5)
Ending balance	(528.4)	(522.9)	(528.4)	(522.9)
Shareholders' equity at end of period	$1,208.8	$1,101.9	$1,208.8	$1,101.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Second Quarter 2024 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows - operating activities
Net income (loss)	$30.3	$(6.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment gains (losses)	3.7	21.3
Depreciation and intangible asset amortization	13.0	12.9
Share-based compensation expense	5.1	4.5
Loss (gain) from equity method investments, net of dividends or distributions	14.7	11.5
Changes in:
Insurance liabilities	(1.5)	126.8
Amounts due under reinsurance agreements	23.9	14.3
Income tax liabilities	13.9	(15.7)
Other operating assets and liabilities	12.9	(17.3)
Contributions to defined benefits plan	(0.2)	—
Other, net	(1.1)	1.8
Net cash provided by operating activities	114.7	153.9
Cash flows - investing activities
Fixed maturity securities purchases	(602.2)	(313.7)
Fixed maturity securities sales	193.0	206.2
Fixed maturity securities maturities, paydowns, calls and redemptions	248.1	133.9
Equity securities purchases	(1.5)	(1.7)
Equity securities sales and repayments	—	9.8
Limited partnership interests purchases	(37.1)	(110.2)
Limited partnership interests sales	49.4	8.3
Change in short-term and other investments, net	63.2	22.8
Other-net	(0.1)	—
Net cash used in investing activities	(87.2)	(44.6)
Cash flows - financing activities
Dividends paid to shareholders	(27.8)	(27.0)
Treasury stock acquired	(4.5)	(5.5)
Proceeds from exercise of stock options	1.1	—
Withholding tax payments on RSUs tendered	(1.7)	(1.8)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	409.9	418.4
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(288.2)	(309.6)
Repayment of FHLB funding agreements	(155.0)	(85.0)
Life policy accounts deposits, withdrawals, and surrenders	5.9	4.3
Change in deposit asset on reinsurance	(30.5)	(52.7)
Net increase (decrease) in reverse repurchase agreements	45.0	(70.0)
Change in book overdrafts	3.2	(0.1)
Net cash used in financing activities	(42.6)	(129.0)
Net decrease in cash	(15.1)	(19.7)
Cash at beginning of period	29.7	42.8
Cash at end of period	$14.6	$23.1
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Second Quarter 2024 Form 10-Q

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.
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

Horace Mann Educators Corporation	5	Second Quarter 2024 Form 10-Q

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
NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturity securities	$72.0	$65.2	$142.4	$132.9
Equity securities	1.4	0.7	2.6	3.4
Limited partnership interests	8.2	15.7	14.4	20.1
Short-term and other investments	4.3	3.5	9.0	7.0
Investment expenses	(3.2)	(2.6)	(5.8)	(6.2)
Net investment income - investment portfolio	82.7	82.5	162.6	157.2
Investment income - deposit asset on reinsurance	25.7	26.0	51.2	51.7
Total net investment income	$108.4	$108.5	$213.8	$208.9
Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturity securities	$(2.3)	$(14.7)	$(3.3)	$(17.1)
Equity securities	(2.1)	(3.5)	0.5	(4.5)
Short-term investments and other	(1.5)	0.8	(0.9)	0.3
Net investment gains (losses)	$(5.9)	$(17.4)	$(3.7)	$(21.3)

Horace Mann Educators Corporation	6	Second Quarter 2024 Form 10-Q

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
Net Investment Gains (Losses) by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Credit loss impairments	$0.9	$(0.5)	$—	$(0.5)
Intent-to-sell impairments	—	(6.1)	—	(6.1)
Total impairments	0.9	(6.6)	—	(6.6)
Sales and other, net	(3.2)	(19.3)	(3.3)	(21.7)
Change in fair value - equity securities	(2.1)	7.7	0.5	6.7
Change in fair value and gains (losses) realized on settlements - derivatives	(1.5)	0.8	(0.9)	0.3
Net investment gains (losses)	$(5.9)	$(17.4)	$(3.7)	$(21.3)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$2.1	$1.2	$1.2	$1.2
Credit losses on fixed maturity securities for which credit losses were not previously reported	0.8	0.5	1.7	0.5
Net increase related to credit losses previously reported	(0.9)	—	(0.9)	—
Reduction of credit allowances related to sales	(0.9)	—	(0.9)	—
Write-offs	—	(0.5)	—	(0.5)
Ending balance	$1.1	$1.2	$1.1	$1.2

Horace Mann Educators Corporation	7	Second Quarter 2024 Form 10-Q

NOTE 2 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$742.0	$2.6	$75.4	$669.2
Other, including U.S. Treasury securities	441.3	0.1	67.9	373.5
Municipal bonds	1,259.3	19.5	102.1	1,176.7
Foreign government bonds	23.1	—	1.1	22.0
Corporate bonds	2,073.4	14.9	242.1	1,846.2
Other asset-backed securities	1,277.4	11.1	30.7	1,257.8
Totals	$5,816.5	$48.2	$519.3	$5,345.4

December 31, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$713.4	$4.4	$64.6	$653.2
Other, including U.S. Treasury securities	450.8	0.8	62.8	388.8
Municipal bonds	1,333.4	28.6	91.9	1,270.1
Foreign government bonds	23.1	—	1.0	22.1
Corporate bonds	1,969.9	23.1	220.3	1,772.7
Other asset-backed securities	1,162.3	6.0	39.9	1,128.4
Totals	$5,652.9	$62.9	$480.5	$5,235.3

Horace Mann Educators Corporation	8	Second Quarter 2024 Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of June 30, 2024 and December 31, 2023, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of June 30, 2024 as due to factors other than a credit loss. As of June 30, 2024, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before a recovery of the amortized cost basis. In reaching our conclusion that an allowance for credit is unnecessary, we considered the factors described in the evaluation of credit loss impairments for fixed maturity securities critical accounting estimate in our Annual Report on Form 10-K. In the current six months ended June 30, 2024, the performance of fixed maturity securities has been impacted by the change in interest rates, specifically interest rates being at relatively high levels compared to interest rates at the time of acquisition of the securities. In consideration of the factors, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the following table.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$81.7	$0.8	$475.2	$74.6	$556.9	$75.4
Other	62.5	0.6	302.0	67.4	364.5	68.0
Municipal bonds	140.9	1.7	700.9	100.3	841.8	102.0
Foreign government bonds	—	—	22.0	1.1	22.0	1.1
Corporate bonds	348.4	21.8	1,114.1	220.3	1,462.5	242.1
Other asset-backed securities	134.0	0.4	474.8	30.3	608.8	30.7
Total	$767.5	$25.3	$3,089.0	$494.0	$3,856.5	$519.3

Number of positions with a gross unrealized loss	438		2,161		2,599
Fair value as a percentage of total fixed maturity securities at fair value	14.4%		57.8%		72.2%

December 31, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$45.3	$0.8	$458.5	$63.8	$503.8	$64.6
Other	39.5	0.4	288.0	62.4	327.5	62.8
Municipal bonds	64.5	0.9	724.6	91.0	789.1	91.9
Foreign government bonds	1.5	—	20.6	1.0	22.1	1.0
Corporate bonds	195.0	25.4	1,171.3	194.9	1,366.3	220.3
Other asset-backed securities	133.4	0.8	752.5	39.1	885.9	39.9
Total	$479.2	$28.3	$3,415.5	$452.2	$3,894.7	$480.5

Number of positions with a gross unrealized loss	195		2,305		2,500
Fair value as a percentage of total fixed maturity securities at fair value	9.2%		65.2%		74.4%

Horace Mann Educators Corporation	9	Second Quarter 2024 Form 10-Q

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings were as follows:

	Number of Positions
	June 30, 2024	December 31, 2023
Credit Rating
AAA	185	226
AA	983	1,006
A	397	423
BBB	419	448
Total investment grade	1,984	2,103
BB	75	93
B	36	39
CCC or lower	4	7
Total below investment grade	115	139
Not rated	62	63
Totals:	2,161	2,305
Fixed maturity securities with an investment grade rating represented 96.4% of the gross unrealized losses as of June 30, 2024. For the same reasons discussed above, we expect to receive cash flow sufficient to recover the entire amortized cost basis of the securities in the previous table.
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

($ in millions)	June 30, 2024
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$296.6	$292.4	5.5%
Due after 1 year through 5 years	1,497.3	1,451.5	27.1%
Due after 5 years through 10 years	1,524.5	1,449.0	27.1%
Due after 10 years through 20 years	1,452.8	1,289.1	24.1%
Due after 20 years	1,045.3	863.4	16.2%
Total	$5,816.5	$5,345.4	100.0%

Average option-adjusted duration, in years	5.8

Horace Mann Educators Corporation	10	Second Quarter 2024 Form 10-Q

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturity securities
Proceeds received	$105.1	$143.5	$193.0	$206.2
Gross gains realized	0.7	0.3	2.0	0.6
Gross losses realized	(3.9)	(8.4)	(5.3)	(11.1)

Equity securities
Proceeds received	$—	$9.8	$—	$9.8
Gross gains realized	—	—	—	—
Gross losses realized	—	(11.3)	—	(11.3)
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(348.0)	$(356.4)	$(328.3)	$(449.6)
Change in net unrealized investment gains (losses) on fixed maturity securities	(24.1)	(48.9)	(44.6)	42.4
Reclassification of net investment losses on fixed maturity securities to net income	1.7	11.6	2.5	13.5
End of period	$(370.4)	$(393.7)	$(370.4)	$(393.7)
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

($ in millions)
	June 30, 2024	December 31, 2023
Commercial mortgage loan funds	$626.9	$660.8
Real estate equity funds	102.9	109.2
Private equity funds	99.8	92.7
Infrastructure equity funds	79.4	77.2
Infrastructure debt funds	64.4	59.1
Other funds(1)	138.3	139.8
Total	$1,111.7	$1,138.8
(1)Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital and private credit funds.

Horace Mann Educators Corporation	11	Second Quarter 2024 Form 10-Q

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

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2024
Asset derivatives:
Free-standing derivatives	$19.4	$—	$19.4	$—	$20.2	$(0.8)

December 31, 2023
Asset derivatives:
Free-standing derivatives	$19.0	$—	$19.0	$—	$18.5	$0.5
Reverse Repurchase Agreements
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $46.9 million as of June 30, 2024 and $0.0 million as of December 31, 2023. The obligation for securities sold under reverse repurchase agreements was a net amount of $45.0 million as of June 30, 2024 and $0.0 million December 31, 2023.
Deposits
As of June 30, 2024 and December 31, 2023, fixed maturity securities with a fair value of $27.0 million and $29.2 million were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, as of June 30, 2024 and December 31, 2023, fixed maturity securities with a fair value of $1,006.3 million and $987.2 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $939.5 million as of June 30, 2024 and $904.5 million as of December 31, 2023. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.
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

Horace Mann Educators Corporation	12	Second Quarter 2024 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the six months ended June 30, 2024 and 2023, there were no transfers between Level 1 and Level 2. As of June 30, 2024 and December 31, 2023, Level 3 invested assets comprised 9.5% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
June 30, 2024
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$669.2	$669.2	$—	$669.2	$—
Other, including U.S. Treasury securities	373.5	373.5	24.6	348.9	—
Municipal bonds	1,176.7	1,176.7	—	1,104.6	72.1
Foreign government bonds	22.0	22.0	—	22.0	—
Corporate bonds	1,846.2	1,846.2	8.6	1,471.2	366.4
Other asset-backed securities	1,257.8	1,257.8	—	1,172.4	85.4
Total fixed maturity securities	5,345.4	5,345.4	33.2	4,788.3	523.9
Equity securities	82.6	82.6	17.7	62.2	2.7
Short-term investments	72.7	72.7	72.7	—	—
Other investments	19.4	19.4	—	19.4	—
Totals	$5,520.1	$5,520.1	$123.6	$4,869.9	$526.6
Separate Account variable annuity assets(1)	$3,544.7	$3,544.7	$3,544.7	$—	$—

Financial Liabilities(2)	$81.8	$81.8	$—	$3.9	$77.9

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

Horace Mann Educators Corporation	13	Second Quarter 2024 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, April 1, 2024	$73.2	$345.5	$88.7	$507.4	$2.5	$509.9	$80.8
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	(0.8)	0.8	—	0.2	0.2	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(0.3)
Net unrealized gains (losses) included in OCI	(0.7)	0.4	(0.9)	(1.2)	—	(1.2)	0.1
Purchases	—	27.6	1.8	29.4	—	29.4	—
Issuances	—	—	—	—	—	—	1.4
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.4)	(6.3)	(5.0)	(11.7)	—	(11.7)	(4.1)
Ending balance, June 30, 2024	$72.1	$366.4	$85.4	$523.9	$2.7	$526.6	$77.9

Beginning balance, January 1, 2024	$74.0	$342.5	$97.5	$514.0	$4.5	$518.5	$82.4
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	(4.4)	—	(4.4)	—	(4.4)	—
Total gains or losses
Net investment gains (losses) included in net income	—	(0.8)	0.8	—	0.3	0.3	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	1.0
Net unrealized gains (losses) included in OCI	(1.4)	(0.2)	1.5	(0.1)	—	(0.1)	—
Purchases	—	41.7	1.8	43.5	—	43.5	—
Issuances	—	—	—	—	—	—	2.8
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.5)	(12.4)	(16.2)	(29.1)	(2.1)	(31.2)	(8.3)
Ending balance, June 30, 2024	$72.1	$366.4	$85.4	$523.9	$2.7	$526.6	$77.9
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
(3)Transfers into and out of Level 3 during the three and six months ended June 30, 2024 were related to changes in the primary pricing source and changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Horace Mann Educators Corporation	14	Second Quarter 2024 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, April 1, 2023	$55.4	$284.0	$104.6	$444.0	$2.0	$446.0	$91.2
Transfers into Level 3(3)	—	30.2	0.4	30.6	—	30.6	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	—	—	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(3.4)
Net unrealized gains (losses) included in OCI	(0.8)	(2.2)	(0.7)	(3.7)	—	(3.7)	(0.9)
Purchases	9.5	6.6	—	16.1	—	16.1	—
Issuances	—	—	—	—	—	—	2.2
Sales	—	(5.1)	—	(5.1)	—	(5.1)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.2)	(2.0)	(2.9)	(5.1)	—	(5.1)	(5.5)
Ending balance, June 30, 2023	$63.9	$311.5	$101.4	$476.8	$2.0	$478.8	$83.6

Beginning balance, January 1, 2023	$54.4	$261.3	$107.6	$423.3	$2.0	$425.3	$91.3
Transfers into Level 3(3)	—	36.1	0.8	36.9	—	36.9	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	—	—	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(2.5)
Net unrealized gains/losses included in OCI	0.5	(1.2)	(1.1)	(1.8)	—	(1.8)	(0.6)
Purchases	9.5	25.6	0.3	35.4	—	35.4	—
Issuances	—	—	—	—	—	—	4.3
Sales	—	(7.7)	—	(7.7)	—	(7.7)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.5)	(2.6)	(6.2)	(9.3)	—	(9.3)	(8.9)
Ending balance, June 30, 2023	$63.9	$311.5	$101.4	$476.8	$2.0	$478.8	$83.6
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
(3) Transfers into and out of Level 3 during the three and six months ended June 30, 2023 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined

For the three and six months ended June 30, 2024, the Company had net gains of $0.2 million and $0.3 million with respect to Level 3 financial assets. For the three and six months ended June 30, 2023, the Company had no net gains or losses with respect to Level 3 financial assets.
For the three and six months ended June 30, 2024, the Company had net gains of $0.3 million and net loss of $1.0 million, respectively, that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities. For the three and six months ended June 30, 2023, the Company had net gains of $3.4 million and $2.5 million, respectively, that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	15	Second Quarter 2024 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Level 3 Assets and Liabilities by Price Source
The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources:

($ in millions)
	Total	Internal	External
June 30, 2024
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$—	$—	$—
Municipal bonds	72.1	—	72.1
Corporate bonds	366.4	219.2	147.2
Other asset-backed securities	85.4	—	85.4
Total fixed maturity securities	523.9	219.2	304.7
Equity securities	2.7	—	2.7
Totals	$526.6	$219.2	$307.4

Financial Liabilities(1)	$77.9	$77.9	$—

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

($ in millions)
	Fair Value as of June 30, 2024	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)	Impact of Increase in Input on Fair Value
Financial Assets
Corporate bonds	$219.2	discounted cash flow	yield	4.6% - 16.4%	decrease
		discounted cash flow	option adjusted spread	313 bps - 839 bps	decrease
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$84.1	discounted cash flow	lapse rate	5.9%	decrease
			mortality multiplier(2)	69.4%	decrease
			option budget	0.9% - 3.8%	increase
			non-performance adjustment(3)	5.0%	decrease
Net MRBs	$(6.2)	discounted cash flow	lapse rate	5.9%	decrease
			mortality multiplier(2)	69.4%	increase
(1)    When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.
(2)    Mortality multiplier is applied to the Annuity 2000 table.
(3)    Determined as a percentage of the risk-free rate.

Horace Mann Educators Corporation	16	Second Quarter 2024 Form 10-Q

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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
June 30, 2024
Financial Assets
Other investments	$219.1	$222.5	$—	$35.3	$187.2
Deposit asset on reinsurance	2,466.2	2,148.0	—	—	2,148.0
Financial Liabilities
Policyholders' account balances	5,037.3	4,747.1	—	—	4,747.1
Reverse repurchase agreement	45.0	46.9	—	46.9	—
Other policyholder funds	951.1	951.1	—	943.7	7.4
Long-term debt	546.5	569.6	—	569.6	—

December 31, 2023
Financial Assets
Other investments	$218.4	$221.7	$—	$33.8	$187.9
Deposit asset on reinsurance	2,496.6	2,259.6	—	—	2,259.6
Financial Liabilities
Policyholders' account balances	4,996.3	4,861.8	—	—	4,861.8
Other policyholder funds	916.0	916.0	—	908.7	7.3
Long-term debt	546.0	571.4	—	571.4	—

Horace Mann Educators Corporation	17	Second Quarter 2024 Form 10-Q

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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Property & Casualty
Beginning gross reserves	$418.2	$397.8	$416.8	$388.7
Less: reinsurance recoverables	103.6	101.3	104.0	100.8
Net reserves, beginning of period(1)	314.6	296.5	312.8	287.9
Incurred claims and claim expenses:
Claims occurring in the current period	159.0	152.0	283.7	280.8
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(6.2)	—	(6.2)	—
Total claims and claim expenses incurred	152.8	152.0	277.5	280.8
Claims and claim expense payments for claims occurring during:
Current period	94.2	90.2	138.7	130.8
Prior periods	42.0	46.8	120.4	126.4
Total claims and claim expense payments	136.2	137.0	259.1	257.2
Net reserves, end of period(1)	331.2	311.5	331.2	311.5
Plus: reinsurance recoverables	101.7	104.3	101.7	104.3
Ending gross reserves	$432.9	$415.8	$432.9	$415.8
(1)Reserves net of expected reinsurance recoverables.
(2)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

The company recognized $6.2 million of net favorable prior years' reserve development for the three and six months ended June 30, 2024. There was no prior years' reserve development for Property & Casualty claims for the three and six months ended June 30, 2023. The net favorable development for the six months ended June 30, 2024 was primarily a result of favorable loss trends in auto for accident years 2023 and prior.
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

Horace Mann Educators Corporation	18	Second Quarter 2024 Form 10-Q

NOTE 4 - Short-Duration Insurance Contracts (continued)

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Group Benefits
Beginning gross reserves	$114.3	$120.3	$116.6	$121.6
Less: reinsurance recoverables	27.6	28.0	27.7	27.9
Net reserves, beginning of period(1)	86.7	92.3	88.9	93.7
Incurred claims and claim expenses:
Claims occurring in the current period	19.4	20.8	39.6	41.0
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(3.3)	(3.0)	(9.4)	(7.9)
Total claims and claim expenses incurred	16.1	17.8	30.2	33.1
Claims and claim expense payments for claims occurring during:
Current period	8.2	8.9	12.1	13.1
Prior periods	6.5	7.6	18.9	20.0
Total claims and claim expense payments	14.7	16.5	31.0	33.1
Net reserves, end of period(1)	88.1	93.7	88.1	93.7
Plus: reinsurance recoverables	28.0	28.2	28.0	28.2
Ending gross reserves	$116.1	$121.9	$116.1	$121.9
(1) Reserves net of expected reinsurance recoverables.
(2) Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

Favorable prior years' reserve development for Group Benefits was $3.3 million and $3.0 million for the three months ended June 30, 2024 and 2023 and $9.4 million and $7.9 million for the six months ended June 30, 2024 and 2023, respectively. The favorable development for the six months ended June 30, 2024 was primarily the result of favorable loss trends in group life and disability for loss years 2023 and prior. The favorable development for the six months ended June 30, 2023 was primarily the result of favorable loss trends in specialty health and group life and disability for loss years 2023 and prior.
Reconciliation of Property & Casualty and Group Benefits Unpaid Claims and Claim Expense Reserves to the Consolidated Balance Sheets

($ in millions)	As of June 30, 2024	As of December 31, 2023
Ending gross reserves
Property & Casualty	$432.9	$416.8
Group Benefits	116.1	116.6
Total short-duration insurance contracts	549.0	533.4
Other than short-duration(1)	47.6	48.3
Total unpaid claims and claims expenses	$596.6	$581.7
(1) This line includes Life & Retirement, Supplemental, and other certain group benefit reserves.
Note 5 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the three and six months ended June 30, 2024 and 2023, the Company updated the net premium ratio when updating for actual historical experience for the quarter; future cash flow assumptions were reviewed but not changed.
The following tables summarize balances and changes in LFPB for traditional and limited-payment contracts.

Horace Mann Educators Corporation	19	Second Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the three months ended June 30, 2024 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at April 1, 2024	$215.5	$237.7	$69.0	$31.9	$179.5	$—
April 1, 2024 balance at original discount rate	244.0	259.4	66.1	34.2	214.6	—
Effect of:
Change in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	0.9	(0.2)	1.1	(0.1)	2.9	—
Adjusted balance at April 1, 2024	244.9	259.2	67.2	34.1	217.5	—
Issuances(3)	3.0	6.2	—	1.0	4.6	0.5
Interest accruals(4)	1.8	2.7	1.0	0.4	1.7	—
Net premiums collected(5)	(2.2)	(6.3)	(1.8)	(1.0)	(6.0)	(0.5)
June 30, 2024 balance at original discount rate	247.5	261.8	66.4	34.5	217.8	—
Effect of changes in discount rate assumptions	(32.5)	(25.3)	1.6	(2.5)	(37.6)	—
Balance at June 30, 2024	215.0	236.5	68.0	32.0	180.2	—

Present value of expected future policy benefits:
Balance at April 1, 2024	503.8	366.1	849.6	87.2	411.6	101.3
April 1, 2024 balance at original discount rate	592.0	411.1	791.7	107.3	510.5	110.3
Effect of:
Changes in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	0.9	(0.5)	1.6	(0.1)	2.9	(0.2)
Adjusted balance at April 1, 2024	592.9	410.6	793.3	107.2	513.4	110.1
Issuances	3.0	6.4	—	1.1	4.6	0.5
Interest accruals	4.9	4.0	11.6	1.1	3.6	1.0
Benefit payments(6)	(2.6)	(3.6)	(16.5)	(0.6)	(15.9)	(2.8)
June 30, 2024 balance at original discount rate	598.2	417.4	788.4	108.8	505.7	108.8
Effect of changes in discount rate assumptions	(103.3)	(53.0)	36.9	(23.2)	(105.0)	(10.3)
Balance at June 30, 2024	494.9	364.4	825.3	85.6	400.7	98.5
Net liability for future policy benefits	280.0	127.8	757.3	53.6	220.4	98.5
Less: Reinsurance recoverable	(60.9)	(19.3)	(1.0)	(1.2)	(3.8)	(3.5)
Net liability for future policy benefits, after reinsurance recoverable	219.1	108.5	756.3	52.4	216.6	95.0
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at June 30, 2024	$219.1	$108.5	$756.3	$52.4	$216.6	$95.0
(1) Experience Life contains both whole life and term elements.
(2) As of June 30, 2024, the net LFPB for Supplemental Health was $108.9 million for cancer, $20.2 million for accident, $25.7 million for disability and $118.5 million for other supplemental health policies.
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

Horace Mann Educators Corporation	20	Second Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the six months ended June 30, 2024 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2024	$223.2	$240.0	$71.7	$32.2	$182.0	$—
January 1, 2024 balance at original discount rate	247.1	256.6	67.0	33.9	213.4	—
Effect of:
Change in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	1.2	0.1	1.0	0.1	3.1	—
Adjusted balance at January 1, 2024	248.3	256.7	68.0	34.0	216.5	—
Issuances(3)	5.5	12.3	—	2.0	10.2	1.1
Interest accruals(4)	3.7	5.3	1.9	0.7	3.3	—
Net premiums collected(5)	(10.0)	(12.5)	(3.5)	(2.2)	(12.2)	(1.1)
June 30, 2024 balance at original discount rate	247.5	261.8	66.4	34.5	217.8	—
Effect of changes in discount rate assumptions	(32.5)	(25.3)	1.6	(2.5)	(37.6)	—
Balance at June 30, 2024	215.0	236.5	68.0	32.0	180.2	—

Present value of expected future policy benefits:
Balance at January 1, 2024	522.0	370.1	883.0	89.6	427.6	104.2
January 1, 2024 balance at original discount rate	592.1	405.4	797.5	105.6	517.9	111.4
Effect of:
Changes in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	1.4	0.5	1.6	—	3.0	0.1
Adjusted balance at January 1, 2024	593.5	405.9	799.1	105.6	520.9	111.5
Issuances	5.5	12.6	—	2.1	10.2	1.1
Interest accruals	9.7	7.9	23.4	2.1	7.2	2.1
Benefit payments(6)	(10.5)	(9.0)	(34.1)	(1.0)	(32.6)	(5.9)
June 30, 2024 balance at original discount rate	598.2	417.4	788.4	108.8	505.7	108.8
Effect of changes in discount rate assumptions	(103.3)	(53.0)	36.9	(23.2)	(105.0)	(10.3)
Balance at June 30, 2024	494.9	364.4	825.3	85.6	400.7	98.5
Net liability for future policy benefits	280.0	127.8	757.3	53.6	220.4	98.5
Less: Reinsurance recoverable	(60.9)	(19.3)	(1.0)	(1.2)	(3.8)	(3.5)
Net liability for future policy benefits, after reinsurance recoverable	219.1	108.5	756.3	52.4	216.6	95.0
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at June 30, 2024	$219.1	$108.5	$756.3	$52.4	$216.6	$95.0
(1) Experience Life contains both whole life and term elements.
(2) As of June 30, 2024, the net LFPB for Supplemental Health was $108.9 million for cancer, $20.2 million for accident, $25.7 million for disability and $118.5 million for other supplemental health policies.
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

Horace Mann Educators Corporation	21	Second Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the year ended December 31, 2023 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2023	$215.1	$234.7	$68.3	$29.7	$167.4	$—
January 1, 2023 balance at original discount rate	245.9	265.4	65.5	32.4	205.1	—
Effect of:
Change in cash flow assumptions	—	(16.8)	3.7	(0.2)	6.5	—
Actual variances from expected experience	3.8	(2.7)	0.7	1.0	(1.6)	—
Adjusted balance at January 1, 2023	249.7	245.9	69.9	33.2	210.0	—
Issuances(3)	10.8	25.2	—	4.3	19.4	5.6
Interest accruals(4)	7.2	10.3	3.7	1.2	6.0	—
Net premiums collected(5)	(20.6)	(24.8)	(6.6)	(4.8)	(22.0)	(5.6)
December 31, 2023 balance at original discount rate	247.1	256.6	67.0	33.9	213.4	—
Effect of changes in discount rate assumptions	(23.9)	(16.6)	4.7	(1.7)	(31.4)	—
Balance at December 31, 2023	223.2	240.0	71.7	32.2	182.0	—

Present value of expected future policy benefits:
Balance at January 1, 2023	493.6	347.0	867.5	79.4	431.7	103.3
January 1, 2023 balance at original discount rate	581.9	401.0	805.2	98.6	537.1	113.4
Effect of:
Changes in cash flow assumptions	(0.6)	(16.7)	5.0	(0.2)	8.9	—
Actual variances from expected experience	4.0	1.3	1.1	1.0	(2.4)	(0.8)
Adjusted balance at January 1, 2023	585.3	385.6	811.3	99.4	543.6	112.6
Issuances	10.7	25.8	—	4.3	19.4	6.3
Interest accruals	19.0	15.2	47.4	3.9	14.4	4.4
Benefit payments(6)	(22.9)	(21.2)	(61.2)	(2.0)	(59.5)	(11.9)
December 31, 2023 balance at original discount rate	592.1	405.4	797.5	105.6	517.9	111.4
Effect of changes in discount rate assumptions	(70.1)	(35.3)	85.5	(16.0)	(90.3)	(7.2)
Balance at December 31, 2023	522.0	370.1	883.0	89.6	427.6	104.2
Net liability for future policy benefits	298.8	130.2	811.3	57.4	245.6	104.2
Less: Reinsurance recoverable	(64.3)	(19.1)	(1.0)	(1.2)	(4.0)	(3.6)
Net liability for future policy benefits, after reinsurance recoverable	234.5	111.1	810.3	56.2	241.6	100.6
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at December 31, 2023	$234.5	$111.1	$810.3	$56.2	$241.6	$100.6
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

Horace Mann Educators Corporation	22	Second Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	June 30, 2024	December 31, 2023
Whole life	$280.0	$298.8
Term life	127.8	130.2
Experience life	757.3	811.3
Limited-pay whole life	53.6	57.4
Supplemental health	220.4	245.6
SPIA (life contingent)	98.5	104.2
Limited-pay whole life DPL	4.5	4.1
SPIA (life contingent) DPL	1.4	1.3
Reconciling items(1)	111.5	108.9
Total	$1,655.0	$1,761.8
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments		Gross premiums or assessments
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Whole life	$6.9	$6.7	$13.8	$13.3
Term life	11.0	11.4	22.2	22.2
Experience life	7.7	7.9	15.4	16.1
Limited-pay whole life	1.6	1.7	3.4	3.3
Supplemental health	30.0	30.0	60.4	59.7
SPIA (life contingent)	0.5	1.4	1.7	3.6
Total	$57.7	$59.1	$116.9	$118.2

($ in millions)	Interest expense		Interest expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Whole life	$3.0	$2.9	$6.0	$5.8
Term life	1.3	1.2	2.6	2.4
Experience life	10.8	10.9	21.6	21.9
Limited-pay whole life	0.7	0.7	1.4	1.3
Supplemental health	1.9	2.1	3.9	4.3
SPIA (life contingent)	1.1	1.1	2.2	2.2
Total	$18.8	$18.9	$37.7	$37.9

Horace Mann Educators Corporation	23	Second Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of June 30, 2024		As of December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$476.1	$328.9	$478.8	$325.0
Expected future benefits and expenses	1,157.9	598.2	1,152.8	592.1
Term life
Expected future gross premiums	703.7	456.4	689.0	449.4
Expected future benefits and expenses	708.0	417.4	682.7	405.4
Experience Life
Expected future gross premiums	512.5	287.2	530.0	296.1
Expected future benefits and expenses	1,669.4	788.4	1,703.1	797.5
Limited-pay whole life
Expected future gross premiums	67.4	50.8	64.7	49.1
Expected future benefits and expenses	253.7	108.8	244.9	105.6
Supplemental health
Expected future gross premiums	1,624.2	1,188.1	1,624.1	1,192.5
Expected future benefits and expenses	710.5	505.7	719.4	517.9
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	152.9	108.8	156.1	111.4
For the six months ended June 30, 2024 and for the year ended December 31, 2023, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both periods.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	June 30, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	SPIA (life contingent)
Mortality
Actual experience	0.7%	0.1% - 0.3%	1.9%	0.2%	N.M.
Expected experience	0.7%	0.1% - 0.8%	1.7%	0.3%	N.M.
Lapses
Actual experience	2.9%	3.7% - 28.6%	3.0%	3.5%	N.M.
Expected experience	4.4%	5.4% - 12.8%	3.0%	4.7%	N.M.

	June 30, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	SPIA (life contingent)
Mortality
Actual experience	0.7%	0.1% - 0.4%	1.7%	0.1%	N.M.
Expected experience	0.7%	0.1% - 1.2%	1.6%	0.2%	N.M.
Lapses
Actual experience	3.4%	3.6% - 5.6%	3.1%	3.6%	N.M.
Expected experience	4.7%	5.6% - 25.9%	3.1%	5.2%	N.M.

Horace Mann Educators Corporation	24	Second Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the weighted-average durations of LFPB, in years:

	As of June 30,
	2024	2023
Whole life	17.8	18.0
Term life	16.6	16.4
Experience life	10.3	10.5
Limited-pay whole life	21.7	22.2
Supplemental health	11.0	10.3
SPIA (life contingent)	7.6	7.7
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of June 30,
	2024	2023
Whole life
Interest accretion rate	1.7% - 4.9%	1.7% - 4.9%
Current discount rate	4.8% - 5.6%	4.7% - 5.2%
Term life
Interest accretion rate	4.2% - 4.2%	4.1% - 4.3%
Current discount rate	5.4% - 5.5%	5.2% - 5.2%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.6%	5.2%
Limited-pay whole life
Interest accretion rate	4.0%	3.9%
Current discount rate	5.7%	5.2%
Supplemental health
Interest accretion rate	1.7% - 2.7%	1.7% - 2.7%
Current discount rate	5.6% - 5.7%	5.2% - 5.3%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.1%
Current discount rate	5.4% - 5.5%	5.2% - 5.2%

Horace Mann Educators Corporation	25	Second Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Three Months Ended June 30, 2024
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at April 1, 2024	$61.0	$60.1	$4,519.9	$437.4	$31.6
Premiums received(1)	$4.9	$(0.2)	$42.8	$4.1	$0.1
Surrenders and withdrawals(2)	(0.3)	(0.8)	(86.4)	(13.5)	(0.3)
Benefit payments(3)	—	(0.4)	(16.3)	(0.8)	(1.3)
Net transfers from (to) separate account	—	—	6.3	(0.6)	—
Interest credited(4)	0.8	0.8	41.3	3.2	0.3
Other	(1.2)	(0.1)	1.9	(3.2)	—
Balance at June 30, 2024	$65.2	$59.4	$4,509.5	$426.6	$30.4
Weighted-average crediting rate	5.2%	5.5%	3.7%	3.0%	3.9%
Net amount at risk(5)	$—	$—	$30.9	$—	$—
Cash surrender value	$47.1	$58.8	$4,466.3	$428.4	$31.4

($ in millions)	Three Months Ended June 30, 2023
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at April 1, 2023	$49.9	$63.5	$4,577.4	$498.4	$33.8
Premiums received(1)	$3.1	$(0.2)	$59.0	$5.4	$1.0
Surrenders and withdrawals(2)	(0.3)	(0.6)	(103.9)	(18.6)	(0.1)
Benefit payments(3)	—	(0.4)	(17.8)	(0.9)	(1.4)
Net transfers from (to) separate account	(0.2)	—	7.9	(2.4)	—
Interest credited(4)	0.2	0.7	39.8	0.9	0.2
Other	(0.7)	—	1.1	(1.6)	—
Balance at June 30, 2023	$52.0	$63.0	$4,563.5	$481.2	$33.5
Weighted-average crediting rate	1.6%	4.5%	3.5%	0.7%	2.4%
Net amount at risk(5)	$—	$—	$16.2	$—	$—
Cash surrender value	$32.9	$62.8	$4,650.8	$486.7	$33.7
(1) Premiums received represents premiums collected from policyholder during the period of in force business.
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	26	Second Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

($ in millions)	Six Months Ended June 30, 2024
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2024	$57.8	$61.2	$4,556.0	$449.0	$32.6
Premiums received(1)	$8.8	$(0.3)	$91.8	$7.7	$0.9
Surrenders and withdrawals(2)	(0.8)	(2.1)	(198.6)	(26.8)	(0.9)
Benefit payments(3)	—	(0.9)	(36.9)	(1.6)	(2.7)
Net transfers from (to) separate account	(0.1)	—	8.2	(1.4)	—
Interest credited(4)	1.6	1.5	83.0	5.9	0.5
Other	(2.1)	—	6.0	(6.2)	—
Balance at June 30, 2024	$65.2	$59.4	$4,509.5	$426.6	$30.4
Weighted-average crediting rate	5.4%	5.0%	3.7%	2.7%	3.1%
Net amount at risk(5)	$—	$—	$30.9	$—	$—
Cash surrender value	$47.1	$58.8	$4,466.3	$428.4	$31.4

($ in millions)	Six Months Ended June 30, 2023
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2023	$47.6	$64.3	$4,591.1	$510.3	$34.4
Premiums received(1)	$6.7	$(0.4)	$113.9	$10.5	$2.1
Surrenders and withdrawals(2)	(0.7)	(1.5)	(202.0)	(32.5)	(0.2)
Benefit payments(3)	—	(0.9)	(36.9)	(1.5)	(3.1)
Net transfers from (to) separate account	(0.2)	—	14.5	(3.3)	—
Interest credited(4)	0.2	1.5	79.9	0.9	0.5
Other	(1.6)	—	3.0	(3.2)	(0.2)
Balance at June 30, 2023	$52.0	$63.0	$4,563.5	$481.2	$33.5
Weighted-average crediting rate	0.8%	4.8%	3.6%	0.4%	3.0%
Net amount at risk(5)	$—	$—	$16.2	$—	$—
Cash surrender value	$32.9	$62.8	$4,650.8	$486.7	$33.7
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
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balances Sheets:

($ in millions)	June 30, 2024	December 31, 2023
Indexed universal life	$65.2	$57.8
Experience Life	59.4	61.2
Fixed account annuities	4,509.5	4,556.0
Fixed indexed account annuities	426.6	449.0
SPIA (non-life contingent)	30.4	32.6
Reconciling items(1)	27.9	30.4
Total	$5,119.0	$5,187.0
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.

Horace Mann Educators Corporation	27	Second Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	June 30, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$19.5	$102.4	$463.3	$251.2	$836.4
Equal to 2% but less than 3%	124.1	110.9	85.1	132.1	452.2
Equal to 3% but less than 4%	534.6	42.2	0.6	—	577.4
Equal to 4% but less than 5%	2,635.7	—	—	—	2,635.7
5% or higher	84.3	—	—	—	84.3
Total	$3,398.2	$255.5	$549.0	$383.3	$4,586.0

($ in millions)	December 31, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$36.7	$159.8	$489.4	$200.2	$886.1
Equal to 2% but less than 3%	162.9	77.9	65.8	76.1	382.7
Equal to 3% but less than 4%	571.3	36.9	0.7	—	609.0
Equal to 4% but less than 5%	2,670.5	—	—	—	2,670.5
5% or higher	86.9	—	—	—	86.9
Total	$3,528.3	$274.6	$555.9	$276.3	$4,635.2
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

Horace Mann Educators Corporation	28	Second Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	June 30, 2024	December 31, 2023
Balance, beginning of year	$3,294.1	$2,792.3
Deposits	122.6	234.2
Withdrawals	(133.9)	(213.4)
Net transfers	(6.8)	(15.5)
Fees and charges	(25.3)	(37.6)
Market appreciation (depreciation)	294.0	541.5
Other	—	(7.4)
Balance, end of period	$3,544.7	$3,294.1
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.

Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the three and six months ended June 30, 2024 and 2023, respectively:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Balance, beginning of period	$(6.3)	$1.3	$(3.9)	$0.2
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	(6.8)	0.9	(4.5)	—
Changes in market risk benefits(1)	—	(4.1)	(2.3)	(3.2)
Balance, end of period(2)	$(6.8)	$(3.2)	$(6.8)	$(3.2)
Effect of changes in the instrument-specific credit risk	0.6	(0.4)	0.6	(0.4)
Balance, end of period	$(6.2)	$(3.6)	$(6.2)	$(3.6)
Net amount at risk(3)	$16.5	$28.1	$16.5	$28.1
Weighted-average attained age of contract holders	63	63	62	63
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

($ in millions)	As of June 30, 2024			As of December 31, 2023
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(8.5)	$2.3	$(6.2)	$(6.7)	$2.8	$(3.9)

Horace Mann Educators Corporation	29	Second Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Deferred Acquisition Costs

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Three Months Ended June 30, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$22.6	$32.9	$5.7	$7.5	$17.1	$8.7	$212.9
Capitalizations	0.7	1.4	—	0.3	0.9	0.8	4.1
Amortization expense	(0.3)	(0.8)	(0.1)	(0.1)	(0.2)	(0.2)	(4.2)
Experience adjustment	—	—	—	—	—	—	(0.4)
Balance, end of period	$23.0	$33.5	$5.6	$7.7	$17.8	$9.3	$212.4

($ in millions)	Six Months Ended June 30, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$22.3	$32.6	$5.7	$7.4	$16.8	$8.2	$214.0
Capitalizations	1.4	2.6	0.1	0.5	1.6	1.6	8.0
Amortization expense	(0.6)	(1.7)	(0.2)	(0.2)	(0.5)	(0.4)	(7.9)
Experience adjustment	(0.1)	—	—	—	(0.1)	(0.1)	(1.7)
Balance, end of period	$23.0	$33.5	$5.6	$7.7	$17.8	$9.3	$212.4

The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	June 30, 2024	December 31, 2023
Whole life	$23.0	$22.3
Term life	33.5	32.6
Experience life	5.6	5.7
Limited pay whole life	7.7	7.4
Indexed universal life	17.8	16.8
Supplemental health	9.3	8.2
Total annuities	212.4	214.0
Reconciling item(1)	32.2	29.3
Total	$341.5	$336.3
(1) Reconciling item relates to DAC associated with the Property & Casualty reporting segment.
The assumptions used to amortize DAC were consistent with the assumptions used to estimate LFPB for traditional and limited-payment contracts. The underlying assumptions for DAC and LFPB were updated at the same time.
In the second quarter of 2024 and 2023, the Company conducted a review of all significant assumptions and did not make any changes to future assumptions because actual experience for mortality and lapses was materially consistent with underlying assumptions.

Horace Mann Educators Corporation	30	Second Quarter 2024 Form 10-Q

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

($ in millions)	Direct Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Three months ended June 30, 2024
Net premiums written and contract deposits(2)	$413.8	$18.1	$7.8	$403.5
Net premiums and contract charges earned	293.1	19.8	7.6	280.9
Benefits, claims and settlement expenses	213.0	10.2	4.5	207.3

Three months ended June 30, 2023
Net premiums written and contract deposits(2)	$394.7	$17.9	$9.4	$386.2
Net premiums and contract charges earned	271.6	20.0	9.1	260.7
Benefits, claims and settlement expenses	217.5	14.3	2.0	205.2

Six months ended June 30, 2024
Net premiums written and contract deposits(2)	$800.2	$36.2	$15.1	$779.1
Net premiums and contract charges earned	581.1	39.6	14.6	556.1
Benefits, claims and settlement expenses	399.9	24.8	8.5	383.6

Six months ended June 30, 2023
Net premiums written and contract deposits(2)	$762.5	$34.5	$19.8	$747.8
Net premiums and contract charges earned	535.6	38.5	19.5	516.6
Benefits, claims and settlement expenses	410.4	27.0	5.0	388.4
(1)    Excludes the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.

Horace Mann Educators Corporation	31	Second Quarter 2024 Form 10-Q

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
Summarized financial information for these segments is as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net premiums and contract charges earned
Property & Casualty	$179.2	$157.4	$352.4	$309.8
Life & Retirement	38.0	37.4	75.8	75.1
Supplemental & Group Benefits	63.7	65.9	127.9	131.7
Total	$280.9	$260.7	$556.1	$516.6

Net investment income
Property & Casualty	$9.5	$10.6	$21.8	$14.6
Life & Retirement	88.9	89.3	174.7	177.2
Supplemental & Group Benefits	10.5	9.1	18.3	18.2
Corporate & Other	—	—	—	—
Intersegment eliminations	(0.5)	(0.5)	(1.0)	(1.1)
Total	$108.4	$108.5	$213.8	$208.9

Net income (loss)
Property & Casualty	$(8.6)	$(21.4)	$2.0	$(33.0)
Life & Retirement	12.3	17.4	24.0	31.4
Supplemental & Group Benefits	14.1	11.8	25.1	25.8
Corporate & Other	(14.0)	(20.6)	(20.8)	(30.4)
Total	$3.8	$(12.8)	$30.3	$(6.2)

($ in millions)	June 30, 2024	December 31, 2023
Assets
Property & Casualty	$1,255.9	$1,218.1
Life & Retirement	11,583.2	11,365.0
Supplemental & Group Benefits	1,323.6	1,338.8
Corporate & Other	178.3	190.4
Intersegment eliminations	(58.9)	(62.4)
Total	$14,282.1	$14,049.9

Horace Mann Educators Corporation	32	Second Quarter 2024 Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities(1)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, April 1, 2024	$(348.0)	$63.3	$(7.6)	$(292.3)
Other comprehensive income (loss) before reclassifications	(24.1)	32.0	—	7.9
Amounts reclassified from AOCI(2)	1.7	—	—	1.7
Net current period other comprehensive income (loss)	(22.4)	32.0	—	9.6
Ending balance, June 30, 2024	$(370.4)	$95.3	$(7.6)	$(282.7)

Beginning balance, April 1, 2023	$(356.4)	$17.8	$(8.8)	$(347.4)
Other comprehensive income (loss) before reclassifications	(48.9)	25.1	—	(23.8)
Amounts reclassified from AOCI(3)	11.6	—	—	11.6
Net current period other comprehensive income (loss)	(37.3)	25.1	—	(12.2)
Ending balance, June 30, 2023	$(393.7)	$42.9	$(8.8)	$(359.6)

Beginning balance, January 1, 2024	$(328.3)	$21.9	$(7.6)	$(314.0)
Other comprehensive income (loss) before reclassifications	(44.6)	73.4	—	28.8
Amounts reclassified from AOCI(2)	2.5	—	—	2.5
Net current period other comprehensive income (loss)	(42.1)	73.4	—	31.3
Ending balance, June 30, 2024	$(370.4)	$95.3	$(7.6)	$(282.7)

Beginning balance, January 1, 2023	$(449.6)	$59.0	$(8.8)	$(399.4)
Other comprehensive income (loss) before reclassifications	42.4	(16.1)	—	26.3
Amounts reclassified from AOCI(3)	13.5	—	—	13.5
Net current period other comprehensive income (loss)	55.9	(16.1)	—	39.8
Ending balance, June 30, 2023	$(393.7)	$42.9	$(8.8)	$(359.6)
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(2.2) million and $(3.2) million, are included in Net investment gains (losses) and the related income tax benefits, $(0.5) million and $(0.7) million, are included in income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2024, respectively.
(3)The pretax amounts reclassified from AOCI, $(14.6) million and $(17.0) million, are included in Net investment gains (losses) and the related income tax benefits, $(3.1) million and $(3.6) million, are included in income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2023, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income (loss) in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	33	Second Quarter 2024 Form 10-Q

NOTE 9 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	June 30, 2024	December 31, 2023
Cash	$14.2	$29.0
Restricted cash	0.4	0.7
Total cash and restricted cash reported in the Consolidated Balance Sheets	$14.6	$29.7

($ in millions)	Six Months Ended June 30,
	2024	2023
Cash paid for:
Interest	$16.8	$13.1
Income taxes	13.3	10.0
Non-cash activities were not material for the three and six months ended June 30, 2024 and 2023, respectively.
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
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $503.6 million and $502.6 million as of June 30, 2024 and December 31, 2023, respectively.

Horace Mann Educators Corporation	34	Second Quarter 2024 Form 10-Q

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
Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Second Quarter 2024 Investor Supplement.
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

Horace Mann Educators Corporation	35	Second Quarter 2024 Form 10-Q

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
Consolidated Financial Highlights
(All comparisons vs. same periods in 2023, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2024-2023		Six Months Ended June 30,		2024-2023
	2024	2023	% Change		2024	2023	% Change
Total revenues	$388.1	$356.4	8.9%		$774.1	$710.3	9.0%
Net income (loss)	3.8	(12.8)	129.7%		30.3	(6.2)	588.7%
Net Investment gains (losses), after tax	(4.6)	(13.7)	66.4%		(2.9)	(16.8)	82.7%
Per diluted share:
Net income (loss)	0.09	(0.31)	129.0%		0.73	(0.15)	586.7%
Net investment gains (losses), after tax	(0.11)	(0.34)	67.6%		(0.07)	(0.41)	82.9%
Book value per share					$29.60	$26.96	9.8%
Net income return on equity - last twelve months	7.1%	(0.2)%	7.3	pts	7.1%	(0.2%)	7.3	pts
Net income return on equity - annualized	1.3%	(4.6)%	5.9	pts	5.1%	(1.1%)	6.2	pts

For the three months ended June 30, 2024, net income increased $16.6 million primarily due to lower net investment losses in Corporate & Other and improved Property & Casualty segment results reflecting the effect of rate and non-rate underwriting actions as well as the impact of favorable prior years' reserve development in Auto.

For the six months ended June 30, 2024, net income increased $36.5 million primarily due to improved Property & Casualty segment results reflecting the effect of rate and non-rate actions as well as the impact of lower catastrophe weather losses compared to prior year, favorable prior years' reserve development in Auto, and lower net investment losses in Corporate & Other.

Horace Mann Educators Corporation	36	Second Quarter 2024 Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2023, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2024-2023	Six Months Ended June 30,		2024-2023
	2024	2023	% Change	2024	2023	% Change
Net premiums and contract charges earned	$280.9	$260.7	7.7%	$556.1	$516.6	7.6%
Net investment income	108.4	108.5	-0.1%	213.8	208.9	2.3%
Net investment gains (losses)	(5.9)	(17.4)	66.1%	(3.7)	(21.3)	82.6%
Other income	4.7	4.6	2.2%	7.9	6.1	29.5%
Total revenues	388.1	356.4	8.9%	774.1	710.3	9.0%

Benefits, claims and settlement expenses	207.3	205.2	1.0%	383.6	388.4	-1.2%
Interest credited	53.8	50.7	6.1%	106.7	99.4	7.3%
Operating expenses	83.0	80.1	3.6%	167.5	159.9	4.8%
DAC amortization expense	27.0	25.4	6.3%	54.0	49.1	10.0%
Intangible asset amortization expense	3.7	3.7	—%	7.3	7.4	-1.4%
Interest expense	8.7	6.9	26.1%	17.4	13.6	27.9%
Total benefits, losses and expenses	383.5	372.0	3.1%	736.5	717.8	2.6%

Income before income taxes	4.6	(15.6)	129.5%	37.6	(7.5)	601.3%
Income tax expense	0.8	(2.8)	128.6%	7.3	(1.3)	661.5%
Net income	$3.8	$(12.8)	129.7%	$30.3	$(6.2)	588.7%

Net Premiums and Contract Charges Earned
For the three and six months ended June 30, 2024, net premiums and contract charges earned increased $20.2 million and $39.5 million, as the Property & Casualty segment continues to implement and earn in rate and other actions.
Net Investment Income
For the three and six months ended June 30, 2024, total net investment income decreased $0.1 million and increased $4.9 million, primarily due to stronger income from all categories except commercial mortgage loan funds which had weaker returns, substantially offsetting the increases in the other portfolios. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment yield, excluding limited partnership interests, pretax - annualized*	4.3%	4.5%	4.4%	4.6%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.5%	3.6%	3.5%	3.7%

The lower investment yields, excluding limited partnership interests, are due to commercial mortgage loan fund returns that were below historic averages in the first six months of 2024.
During the three and six months ended June 30, 2024, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We continue to fund at levels that allow us to maintain our targeted allocation to commercial mortgage loan funds and limited partnership interests while maintaining balance between principal protection and risk.

Horace Mann Educators Corporation	37	Second Quarter 2024 Form 10-Q

Net Investment Gains (Losses)
For the three months ended June 30, 2024, total net investment losses decreased by $11.5 million. For the six months ended, June 30, 2024, net investment losses decreased $17.6 million. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Credit loss and intent-to-sell impairments	$0.9	$(6.6)	$—	$(6.6)
Sales and other, net	(3.2)	(19.3)	(3.3)	(21.7)
Change in fair value - equity securities	(2.1)	7.7	0.5	6.7
Change in fair value and gains (losses) realized on settlements - derivatives	(1.5)	0.8	(0.9)	0.3
Net investment gains (losses)	$(5.9)	$(17.4)	$(3.7)	$(21.3)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the six months ended June 30, 2024, other income increased $1.8 million, due to lower offsets compared to the prior year from an indemnification agreement associated with the employer-sponsored business line.
Benefits, Claims and Settlement Expenses
Benefits, claims and settlement expenses declined $4.8 million for the six months ended June 30, 2024, primarily due to lower catastrophe losses compared to prior year in the Property & Casualty segment as well as the impact of favorable prior years' reserve development in Auto.
Interest Credited
For the three and six months ended June 30, 2024, interest credited increased $3.1 million and $7.3 driven primarily by higher credited rates on the retained annuity block along with higher interest rates on advances from the Federal Home Loan Bank of Chicago (FHLB). The net contribution from FHLB advances remained stable year over year as the higher interest credited rates are offset by higher earnings from the floating rate investments backing the program.
Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 3.1% and 2.7% as of June 30, 2024 and June 30, 2023, respectively.
Operating Expenses
For the three and six months ended June 30, 2024, operating expenses increased 3.6% and 4.8%, reflecting inflation and investments being made in infrastructure.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For the three and six months ended June 30, 2024, DAC amortization expense increased $1.6 million and $4.9 million, primarily due to premium increases in the Property & Casualty segment driving higher DAC asset levels.
Intangible Asset Amortization Expense
For the three and six months ended June 30, 2024, intangible asset amortization expense was flat.
Interest Expense
For the three and six months ended June 30, 2024, interest expense increased $1.8 million and $3.8 million, due to an increase in the interest rate as well as a $48.2 million increase in the level of debt associated with the issuance of the 2023 Senior Notes.

Horace Mann Educators Corporation	38	Second Quarter 2024 Form 10-Q

Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 19.4% and 17.3% for the six months ended June 30, 2024 and 2023, respectively. Income from investments in tax-advantaged securities decreased (increased) the effective income tax rates by 3.1 and (6.0) percentage points for the six months ended June 30, 2024 and 2023, respectively.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
As of June 30, 2024, our federal income tax returns for years prior to 2020 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2024
The following discussion provides forward-looking outlook information for our results of operations and capital position.
Consolidated Results
At the time of issuance of this Quarterly Report on Form 10-Q, we now estimate that 2024 full year core earnings will be within a range of $2.40 to $2.70 per diluted share. The decrease from the range discussed in our Outlook for 2024 in the Annual Report on Form 10-K for the year ended December 31, 2023, is primarily due to lower-than expected net investment income in the first half of the year, primarily from valuation adjustments to the company’s commercial mortgage loan funds. These results anticipate the following:
•8% to 9% increase in net premiums and contract charges earned driven by Property & Casualty rate actions
•Net investment income now estimated to be in the range of $440 million to $450 million, which includes approximately $105 million of accreted investment income on the deposit asset on reinsurance in the Life & Retirement segment
•Approximately 6% increase in total Operating expense
•Approximately $35 million in corporate Interest expense included in results for the Corporate & Other segment
Property & Casualty Segment
In 2024, net income for Property & Casualty is anticipated to be in the range of $36 million to $39 million. Our outlook anticipates:
•Combined ratio near 100%
•Catastrophe loss assumption is now anticipated to be approximately $90 million or around 12% of net earned premiums
We continue to anticipate achieving our longer-term Property & Casualty combined ratio target of 95-96% in 2025.
Life & Retirement Segment
In 2024, net income for Life & Retirement is now estimated to be in the range of $50 million to $56 million. Our outlook anticipates:
•Spread on the fixed annuity business in the range of 180 to 190 basis points, below the target range of 220 to 230 basis points
•Mortality modestly higher than 2023

Horace Mann Educators Corporation	39	Second Quarter 2024 Form 10-Q

Supplemental & Group Benefits Segment
In 2024, net income for Supplemental & Group Benefits is anticipated to be in the range of $49 million to $52 million reflecting strong first-half performance. Our outlook anticipates:
•Claims utilization for supplemental and disability products increasing slightly from the first half of the year, leading to a segment benefit ratio closer to longer-term target of 43%
•Pretax profit on revenue of between 21% and 22%

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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates in that Form 10-K within which we identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for fixed maturity securities
•Valuation of future policy benefit reserves
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
Compared to December 31, 2023, as of June 30, 2024, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.
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

Horace Mann Educators Corporation	40	Second Quarter 2024 Form 10-Q

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
(All comparisons vs. same periods in 2023, unless noted otherwise)
For the three and six months ended June 30, 2024, net income reflected the following factors:
Three months ended:
•Increases in average written premium per policy
•Significantly lower underlying auto loss ratio*
•Favorable prior years' reserve development in auto
•Lower net investment income driven by limited partnership portfolio
Six months ended:
•Increases in average written premium per policy
•Significantly lower underlying auto loss ratio*
•Favorable prior years' reserve development in auto
•Catastrophe losses lower than prior year by over 4 points
•Higher net investment income driven by limited partnership and fixed income portfolios

Horace Mann Educators Corporation	41	Second Quarter 2024 Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2024-2023		Six Months Ended June 30,		2024-2023
	2024	2023	% Change		2024	2023	% Change
Underwriting Results
Net premiums written*	$199.2	$170.9	16.6%		$371.3	$320.0	16.0%
Net premiums earned	179.2	157.4	13.9%		352.4	309.8	13.8%
Losses and loss adjustment expenses
Current accident year before catastrophe losses	118.1	110.5	6.9%		226.6	216.9	4.5%
Current accident year catastrophe losses	40.9	41.5	-1.4%		57.1	63.9	-10.6%
Prior years' reserve development(1)	(6.2)	—	N.M.		(6.2)	—	N.M.
Total losses and loss adjustment expenses	152.8	152.0	0.5%		277.5	280.8	-1.2%
Operating expenses, including DAC amortization expense	47.0	43.1	9.0%		95.4	86.0	10.9%
Underwriting gain (loss)	(20.6)	(37.7)	45.4%		(20.5)	(57.0)	64.0%
Net investment income	9.5	10.6	-10.4%		21.8	14.6	49.3%
Other income	0.6	0.8	-25.0%		1.3	1.5	-13.3%
Income (loss) before income taxes	(10.5)	(26.3)	60.1%		2.6	(40.9)	106.4%
Income tax expense (benefit)	(1.9)	(4.9)	61.2%		0.6	(7.9)	107.6%
Net income (loss)	(8.6)	(21.4)	59.8%		2.0	(33.0)	106.1%
Core earnings (loss)*	(8.6)	(21.4)	59.8%		2.0	(33.0)	106.1%

Operating Statistics:
Auto
Net premiums written*	$122.4	$106.7	14.7%		$239.0	$207.9	15.0%
Loss and loss adjustment expense ratio	71.1%	87.0%	-15.9	pts	72.1%	84.8%	-12.7	pts
Expense ratio	26.1%	27.6%	-1.5	pts	26.9%	28.0%	-1.1	pts
Combined ratio:	97.2%	114.6%	-17.4	pts	99.0%	112.8%	-13.8	pts
Prior years' reserve development(1)	-6.2%	—%	-6.2	pts	-3.2%	—%	-3.2	pts
Catastrophe losses	3.1%	5.4%	-2.3	pts	2.3%	3.6%	-1.3	pts
Underlying combined ratio*	100.3%	109.2%	-8.9	pts	99.9%	109.2%	-9.3	pts
Property (excludes other liability)
Net premiums written*	$76.8	$64.2	19.6%		$132.3	$112.1	18.0%
Loss and loss adjustment expense ratio	109.7%	114.0%	-4.3	pts	89.9%	101.2%	-11.3	pts
Expense ratio	26.6%	27.0%	-0.4	pts	27.6%	27.3%	0.3	pts
Combined ratio:	136.3%	141.0%	-4.7	pts	117.5%	128.5%	-11.0	pts
Prior years' reserve development(1)	—%	—%	—	pts	—%	—%	—	pts
Catastrophe losses	58.8%	64.2%	-5.4	pts	41.9%	51.2%	-9.3	pts
Underlying combined ratio*	77.5%	76.8%	0.7	pts	75.6%	77.3%	-1.7	pts

Household retention-LTM
Auto					86.6%	88.0%	-1.4	pts
Property					90.1%	90.1%	—	pts
(1)    (Favorable) unfavorable.

Horace Mann Educators Corporation	42	Second Quarter 2024 Form 10-Q

The Property & Casualty segment three month net loss of $8.6 million and six month net income of $2.0 million, as well as the three month and six month combined ratios of 111.5% and 105.9%, respectively, reflected the positive effect of rate and non-rate actions partially offset by the significant second quarter catastrophe losses.
The current quarter reflects an increase in net premiums written of 16.6%, with average written premiums rising for both property and auto. Sales* were strong for the quarter, up 36.9% from the prior year, and household retention remains stable.
The three and six month loss ratios decreased 11.3 points and 11.8 points, respectively, over last year, reflecting catastrophe losses that were above historical averages, but lower than prior year. In addition, $6.2 million of net favorable prior years' reserve development reduced the loss ratio 3.5 points. Second-quarter catastrophe losses typically account for approximately half of the Company’s full-year catastrophe losses. Catastrophe losses for the quarter were $40.9 million, pretax, contributing 22.8 points to the combined ratio. In total, there were 28 events designated as catastrophes by Property Claims Services (PCS) in this year’s second quarter. In the second quarter of 2023, catastrophe losses were $41.5 million, pretax, contributing 26.3 points to the combined ratio, from 23 PCS events.
The year-over-year increase in average written premiums for auto policies remained elevated in the second quarter at 17.1%, with retention declining slightly despite substantial rate increases. The second-quarter auto underlying loss ratio was 74.2%, improving 7.4 points from the prior year quarter, reflecting the benefit of rate and non-rate actions. The second quarter reported loss ratio benefited 6.2 points from favorable prior years' reserve development.
The year-over-year increase in average written premiums for property policies was 18.6% in the second quarter, as rate increases and inflation adjustments to coverage values continue to take effect and retention remains strong. The second-quarter property underlying loss ratio was 50.9%, a 1.1 point increase over prior year reflecting the increase in average written premium offset by an increase in the impact of large losses.
We continue to evaluate and implement actions to further mitigate our exposure and respond to rising weather trends. We are addressing the increased loss costs associated with the increased frequency of weather events in three ways: additional filed rate, product changes and enhanced modeling tools.

Horace Mann Educators Corporation	43	Second Quarter 2024 Form 10-Q

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
(All comparisons vs. same periods in 2023, unless noted otherwise)
For the three and six months ended June 30, 2024, net income reflected the following factors:
•Annualized quarterly and six month net interest spread on fixed annuities down 47 basis points and 66 basis points, respectively, due to significantly lower returns on commercial mortgage loan funds along with a higher interest credited rate on our retained block
•Benefits expense in Retirement benefited from a favorable market risk benefit adjustment in the prior year quarter
•Life mortality costs consistent with prior year
•Net spread from FHLB funding agreements remained stable year over year as net investment income reflected higher earnings from the floating rate investments backing the program and interest credited reflected offsetting higher interest expense

Horace Mann Educators Corporation	44	Second Quarter 2024 Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended June 30,		2024-2023	Six Months Ended June 30,			2024-2023
	2024	2023	% Change	2024	2023		% Change
Life & Retirement
Net premiums written and contract deposits*	$133.6	$141.9	-5.8%	$265.2	$278.0		-4.6%
Revenues
Net premiums and contract charges earned	38.0	37.4	1.6%	75.8	75.1		0.9%
Net investment income	88.9	89.3	-0.4%	174.7	177.2		-1.4%
Other income	4.6	4.5	2.2%	9.4	8.4		11.9%
Total revenues	131.5	131.2	0.2%	259.9	260.7		-0.3%
Benefits and Expenses
Benefits and change in reserves	31.0	27.2	14.0%	60.9	60.5		0.7%
Interest credited	52.6	49.8	5.6%	104.4	97.7		6.9%
Operating expenses	26.8	24.8	8.1%	52.5	49.0		7.1%
DAC amortization expense	6.1	7.6	-19.7%	12.7	14.4		-11.8%
Intangible asset amortization expense	0.1	—	N.M.	0.1	0.1		—%
Total benefits and expenses	116.6	109.4	6.6%	230.6	221.7		4.0%
Income before income taxes	14.9	21.8	-31.7%	29.3	39.0		-24.9%
Income tax expense	2.6	4.4	-40.9%	5.3	7.6		-30.3%
Net income	12.3	17.4	-29.3%	24.0	31.4		-23.6%
Core earnings*	12.3	17.4	-29.3%	24.0	31.4		-23.6%
Adjusted core earnings*	12.3	14.3	-14.0%	22.2	29.0		-23.4%

Life policies in force (in thousands)				162	162		—%
Life insurance in force				$20,787	$20,265		2.6%
Life persistency - LTM				95.9%	95.9%	—	pts

Annuity contracts in force (in thousands)				220	225		-2.2%
Horace Mann Retirement Advantage® contracts in force (in thousands)				20	18		11.1%
Cash value persistency - LTM				91.5%	92.2%	-0.7	pts

Life & Retirement segment net income for the three and six months ended June 30, 2024, of $12.3 million and $24.0 million was down 29.3% and 23.6%, respectively, primarily due to a lower net interest spread and unfavorable benefits. The spread was affected by higher interest credited and lower returns related to commercial mortgage loan funds. Benefits and change in reserves reflected a lower favorable market risk benefit adjustment compared to the prior year. While the net spread from our FHLB funding agreements remained stable compared with 2023, higher FHLB borrowing costs and increased advances drove the higher interest credited expense along with a higher interest credited rate on our retained block.
For the Retirement business, net annuity contract deposits were down 9.4% for the quarter at $102.2 million, while deposits to the retained 403(b) block remained stable. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, which provide encouraging cross-sell opportunities. Average persistency has declined slightly from the prior year.
Horace Mann currently has $5.4 billion in annuity assets under management, including $2.2 billion of fixed annuities, $2.8 billion of variable annuities and $0.4 billion of fixed indexed annuities. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, continue to benefit from the strong equity markets.
Life annualized sales* were $2.8 million for the quarter and persistency remains strong. Life insurance in force rose to $20.8 billion at quarter-end.
We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We

Horace Mann Educators Corporation	45	Second Quarter 2024 Form 10-Q

estimate that over the next 12 months approximately $478.1 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.
As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $1.8 million in year one and $5.5 million in year two, reducing the annualized net interest spread on fixed annuities by approximately 6 basis points and 19 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to guaranteed minimum crediting rates.
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

(All comparisons vs. same periods in 2023, unless noted otherwise)
For the three and six months ended June 30, 2024, net income reflected the following factors:
•Decline in premium due to run-off of an indemnified block of employer-sponsored products; net premiums earned increased 2.0% excluding the run-off for the six months
•Net investment income increased over prior year
•Lower benefits ratio for worksite direct products for the three months but higher benefits ratio for the six months reflecting the anticipated increase in utilization
•Lower benefits ratio for employer sponsored for both three and six months reflecting lower frequency

Horace Mann Educators Corporation	46	Second Quarter 2024 Form 10-Q

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended June 30,		2024-2023		Six Months Ended June 30,		2024-2023
	2024	2023	% Change		2024	2023	% Change
Supplemental & Group Benefits
Revenues
Net premiums and contract charges earned	$63.7	$65.9	-3.3%		$127.9	$131.7	-2.9%
Net investment income	10.5	9.1	15.4%		18.3	18.2	0.5%
Other income	(1.2)	(1.4)	14.3%		(4.2)	(5.1)	17.6%
Total revenues	73.0	73.6	-0.8%		142.0	144.8	-1.9%
Benefits and Expenses
Benefits, settlement expenses and change in reserves	24.7	26.9	-8.2%		47.5	48.8	-2.7%
Operating expenses (including DAC amortization expense)	26.7	28.0	-4.6%		55.3	55.9	-1.1%
Intangible asset amortization expense	3.6	3.7	-2.7%		7.2	7.3	-1.4%
Total benefits and expenses	55.0	58.6	-6.1%		110.0	112.0	-1.8%
Income before income taxes	18.0	15.0	20.0%		32.0	32.8	-2.4%
Income tax expense	3.9	3.2	21.9%		6.9	7.0	-1.4%
Net income	14.1	11.8	19.5%		25.1	25.8	-2.7%
Core earnings*	14.1	11.8	19.5%		25.1	25.8	-2.7%
Adjusted core earnings*	17.0	14.6	16.4%		30.8	31.5	-2.2%

Benefits ratio	38.8%	40.9%	-2.1	pts	37.2%	37.1%	0.1	pts
Operating expense ratio	36.6%	38.0%	-1.4	pts	39.0%	38.6%	0.4	pts
Pretax profit margin	24.6%	20.5%	4.1	pts	22.5%	22.7%	-0.2	pts

Worksite direct products benefits ratio	28.0%	30.1%	-2.1	pts	29.5%	26.1%	3.4	pts
Worksite direct premium persistency (rolling beginning 12 months)	91.4%	90.5%	0.9	pts	91.4%	90.5%	0.9	pts
Employer-sponsored products benefits ratio	48.3%	50.0%	-1.7	pts	44.0%	46.3%	-2.3	pts
Employer-sponsored covered lives (in thousands)					830	813	2.1%

Supplemental & Group Benefits segment net income for the quarter was $14.1 million compared to $11.8 million in the prior year. The increase was due to higher net investment income and a lower benefits ratio. Segment net investment income increased 15.4% in the quarter, driven primarily by higher returns in private credit and the limited partnership portfolio. The benefit ratio for the worksite direct product line was 2.1 points lower than prior year ratio and the benefit ratio for the employer-sponsored product lines was 1.7 points lower than the prior year, both below the longer-term target. The non-cash impact of amortization of intangible assets under purchase accounting reduced core earnings by $3.6 million compared to $3.7 million, pretax, in prior year.
Total segment sales* for the quarter were $5.9 million, up 34.1% over the prior year, with worksite direct supplemental product sales of $4.0 million and employer-sponsored products of $1.9 million. Both product lines contributed to the favorable comparison to prior year. Employer sponsored sales may vary significantly between comparable periods due to differences in average case size. Persistency remains strong for the segment.

Horace Mann Educators Corporation	47	Second Quarter 2024 Form 10-Q

Corporate & Other
(All comparisons vs. same periods in 2023, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended June 30,		2024-2023	Six Months Ended June 30,		2024-2023
	2024	2023	% Change	2024	2023	% Change
Revenues
Total revenues	0.2	0.2	—%	0.4	0.2	100.0%

Expenses
Interest expense	$8.7	$6.9	26.1%	$17.4	$13.6	27.9%
Other operating expenses	3.4	2.0	70.0%	5.6	3.7	51.4%
Total expenses	12.1	8.9	36.0%	23.0	17.3	32.9%
Loss before income taxes	(11.9)	(8.7)	-36.8%	(22.6)	(17.2)	-31.4%
Income tax benefit	(2.5)	(1.8)	-38.9%	(4.7)	(3.5)	-34.3%
Core loss* after tax	(9.4)	(6.9)	-36.2%	(17.9)	(13.7)	-30.7%
Net investment gains (losses), pretax	(5.9)	(17.4)	66.1%	(3.7)	(21.3)	82.6%
Tax on net investment gains (losses)	(1.3)	(3.7)	64.9%	(0.8)	(4.5)	82.2%
Net investment gains (losses), after tax	(4.6)	(13.7)	66.4%	(2.9)	(16.8)	82.7%
Net loss	(14.0)	(20.6)	32.0%	(20.8)	(30.4)	31.6%

For the three and six months ended June 30, 2024, the net results improved $6.6 million and $9.6 million, respectively, primarily due to lower net investment losses partially offset by an increase in interest expense.
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

($ in millions)	Three Months Ended June 30,		2024-2023	Six Months Ended June 30,		2024-2023
	2024	2023	% Change	2024	2023	% Change
Net investment income - managed investment portfolio	$82.7	$82.5	0.2%	$162.6	$157.2	3.4%
Investment income - deposit asset on reinsurance	25.7	26.0	-1.2%	51.2	51.7	-1.0%
Total net investment income	108.4	108.5	-0.1%	213.8	208.9	2.3%
Pretax net investment gains (losses)	(5.9)	(17.4)	66.1%	(3.7)	(21.3)	82.6%
Pretax net unrealized investment losses on fixed maturity securities				(471.1)	(500.8)	N.M

For the three and six months ended June 30, 2024, net investment income from our managed investment portfolio increased $0.2 million and $5.4 million, respectively. The increase reflected stronger income from the fixed income portfolios, FHLB program, and limited partnership portfolios, significantly offset by weak returns in the commercial mortgage loan fund portfolio. The six month investment yield on the portfolio excluding limited partnership interests was 4.3%, with new money yields continuing to exceed portfolio yields in the core fixed maturity securities portfolio.
For the three and six months ended June 30, 2024, pretax net investment losses decreased $11.5 million and $17.6 million, respectively. The net investment losses in the period were primarily due to losses from dispositions of invested assets, changes in fair value of equity securities and losses on derivatives.

Horace Mann Educators Corporation	48	Second Quarter 2024 Form 10-Q

Pretax net unrealized investment losses on fixed maturity securities as of June 30, 2024 were up $53.5 million, or 12.8%, compared to December 31, 2023, primarily due to an increase of 52 basis points in US Treasury rates.
Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	June 30, 2024
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	157	$441.4	$492.6	$(51.2)
Miscellaneous	40	211.7	220.9	(9.2)
Insurance	58	167.8	183.8	(16.0)
Energy	85	139.6	153.2	(13.6)
HealthCare, Pharmacy	74	111.8	134.5	(22.7)
Utilities	72	105.6	125.3	(19.7)
Real Estate	36	85.4	94.6	(9.2)
Transportation	44	70.0	79.1	(9.1)
Consumer Products	53	66.1	80.6	(14.5)
Natural Gas	14	54.1	61.6	(7.5)
All other corporates(1)	292	392.7	447.2	(54.5)
Total corporate bonds	925	1,846.2	2,073.4	(227.2)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	238	461.9	513.3	(51.4)
Commercial(2)	161	321.8	351.4	(29.6)
Other	66	54.2	55.2	(1.0)
Municipal bonds(3)	583	1,176.7	1,259.3	(82.6)
Government bonds
U.S.	47	373.5	441.3	(67.8)
Foreign	4	22.0	23.1	(1.1)
Collateralized loan obligations(4)	267	764.9	764.6	0.3
Asset-backed securities	157	324.2	334.9	(10.7)
Total fixed maturity securities	2,448	$5,345.4	$5,816.5	$(471.1)

Equity securities
Non-redeemable preferred stocks	18	$64.7
Common stocks	4	1.6
Closed-end fund	1	16.3
Total equity securities	23	$82.6

Total	2,471	$5,428.0
(1)The All other corporates category contains 18 additional industry sectors. Food and beverage, technology, telecommunications, broadcasting and media and retail represented $201.3 million of fair value at June 30, 2024, with the remaining 13 sectors each representing less than $34.4 million.
(2)At June 30, 2024, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 40.8% are tax-exempt and 77.4% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at June 30, 2024.
(4) Based on fair value, 94.9% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSO- S&P, Moody's, Fitch, Dominion, A.M. Best, Morningstar, Egan Jones and Kroll).

As of June 30, 2024, our diversified fixed maturity securities portfolio consisted of 3,769 investment positions, issued by 2,448 entities, and totaled approximately $5.3 billion in fair value. This portfolio was 93.4% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single

Horace Mann Educators Corporation	49	Second Quarter 2024 Form 10-Q

corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of June 30, 2024, 93.0% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		June 30, 2024
	December 31, 2023	June 30, 2024	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.2%	12.4%	$659.9	$684.5
AA(2)	42.1	41.0	2,192.2	2,439.7
A	17.7	18.8	1,006.5	1,070.5
BBB	21.6	21.2	1,135.2	1,249.3
BB	1.2	1.4	76.3	80.8
B	0.7	0.6	32.1	34.4
CCC or lower	0.1	—	1.7	1.8
Not rated(3)	5.4	4.6	241.5	255.5
Total fixed maturity securities	100.0%	100.0%	$5,345.4	$5,816.5
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	—	—	—
BBB	63.2	63.7	52.6
BB	12.4	13.2	10.9
B	—	0.1	0.1
CCC or lower	—	—	—
Not rated	24.4	23.0	19.0
Total equity securities	100.0%	100.0%	$82.6

Total			$5,428.0
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At June 30, 2024, the AA rated fair value amount included $373.48 million of U.S. Government and federally sponsored agency securities and $656.64 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSRO.

As of June 30, 2024, the fixed maturity securities portfolio had $519.3 million of pretax gross unrealized investment losses on $3,856.5 million of fair value related to 2,599 positions. Of the investment positions with gross unrealized losses, there were 477 trading below 80.0% of the carrying value as of June 30, 2024. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of June 30, 2024 as due to factors other than a credit loss. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment. See Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.
Unrealized investment losses rose due to an increase in interest rates. As of June 30, 2024, the 10-year U.S. Treasury yield increased 52 basis points since December 31, 2023, rising from 3.88% as of December 31, 2023 to 4.40% as of June 30, 2024, the impacts of which were partially offset by tighter credit spreads during the same time period, with investment grade and high yield tighter by 8 and 16 basis points, respectively. As of June 30, 2024, investment grade and high yield total returns were up 0.03% and 2.62%, respectively, since December 31, 2023.

Horace Mann Educators Corporation	50	Second Quarter 2024 Form 10-Q

Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the three and six months ended June 30, 2024. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates presented in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

($ in millions)	Six Months Ended June 30,		2024-2023
	2024	2023	% Change
Net cash provided by operating activities	$114.7	$153.9	-25.5%
Net cash used in investing activities	(87.2)	(44.6)	95.5%
Net cash used in financing activities	(42.6)	(129.0)	-67.0%
Net decrease in cash	(15.1)	(19.7)	-23.4%
Cash at beginning of period	29.7	42.8	-30.6%
Cash at end of period	$14.6	$23.1	-36.8%
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
For the six months ended June 30, 2024, net cash provided by operating activities decreased $39.2 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $(87.2) million and $(44.6) million, respectively.
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

Horace Mann Educators Corporation	51	Second Quarter 2024 Form 10-Q

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
For the six months ended June 30, 2024, net cash used in financing activities decreased $86.4 million compared to the prior year period, primarily due to a $22.2 million decrease in cash outflows from the deposit asset on reinsurance and a $115.0 million increase in net cash inflow from reverse repurchase agreements partially offset by a $62.0 million net reduction in net cash inflows (advances less repayments) from FHLB funding agreements.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Six Months Ended June 30,		2024-2023	2024-2023
	2024	2023	$ Change	% Change
Balance at beginning of the period	$904.5	$792.5	$112.0	14.1%
Advances received from FHLB funding agreements	190.0	182.0	8.0	4.4%
Principal repayments on FHLB funding agreements	(155.0)	(85.0)	(70.0)	82.4%
Balance at end of the period	$939.5	$889.5	$50.0	5.6%

Horace Mann Educators Corporation	52	Second Quarter 2024 Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑
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

Horace Mann Educators Corporation	53	Second Quarter 2024 Form 10-Q

As of June 30, 2024, we held $1.1 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2024 from all of our insurance subsidiaries without prior regulatory approval is $112.3 million, excluding the impact and timing of prior dividends, of which $45.0 million was paid during the six months ended June 30, 2024. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
Total capital was $1,755.3 million as of June 30, 2024, including $546.5 million of long-term debt. Total debt represented 31.1% of total capital including net unrealized investment losses on fixed maturity securities (26.9% excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributable to discount rates*) as of June 30, 2024, which was slightly above our long-term target of 25.0% for our debt to capital ratio excluding net unrealized investment gains (losses) and net reserve remeasurements attributable to discount rate.
Shareholders' equity was $1,208.8 million as of June 30, 2024, including net unrealized investment losses on fixed maturity securities of $370.4 million after taxes. The market value of our common stock and the market value per share were $1,332.2 million and $32.62, respectively, as of June 30, 2024. Book value per share and adjusted book value per share* was $29.60 and $36.33, respectively, as of June 30, 2024.
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of June 30, 2024 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this Quarterly Report on Form 10-Q.
Total dividends paid to shareholders was $27.8 million for the six months ended June 30, 2024. In March and May of 2024, the Board of Directors (Board) approved regular quarterly dividends of $0.34 per share.
For the six months ended June 30, 2024, we repurchased 140,782 shares of our common stock at an average price per share of $33.58 under our share repurchase program. See Part II - Item 8, Note 12 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information. As of June 30, 2024, $30.2 million remained authorized for future share repurchases under the share repurchase program. Through August 2, 2024, we purchased an additional 90,205 shares of our common stock at an average price per share of $32.96.

Horace Mann Educators Corporation	54	Second Quarter 2024 Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	June 30, 2024	December 31, 2023
Short-term debt
Revolving Credit Facility	Variable	2026	$—	$—
Long-term debt(1)
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.4 and $0.5 and unamortized debt issuance costs of $2.6 and $2.8	7.25%	2028	297.0	296.7
4.50% 2015 Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.1 and $0.2 and unamortized debt issuance costs of $0.4 and $0.5	4.50%	2025	249.5	249.3
Total			$546.5	$546.0
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
The net proceeds from the sale of the 2023 Senior Notes were used to fully repay the $249.0 million balance on the Revolving Credit Facility with remaining net proceeds from the sale to be used for general corporate purposes. As of June 30, 2024, we had $325.0 million available on the Revolving Credit Facility, with an interest rate based on SOFR plus 115 basis points plus the applicable benchmark adjustment spread. The Revolving Credit Facility expires on July 12, 2026. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of June 30, 2024.
As of June 30, 2024, we had outstanding $250.0 million aggregate principal amount of 4.50% senior notes (2015 Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the 2015 Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the 2015 Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. The 2015 Senior Notes are traded in the open market (HMN 4.50).
As of June 30, 2024, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
We had an obligation for securities sold under reverse repurchase agreements of $45.0 million at June 30, 2024 compared to no reverse repurchase agreements outstanding at December 31, 2023.
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

Horace Mann Educators Corporation	55	Second Quarter 2024 Form 10-Q

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries, each of which is rated at the same level as our Property & Casualty and Life & Retirement subsidiaries. Assigned ratings and respective affirmation/review dates as of July 31, 2024 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	8/10/2023
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		8/10/2023
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		8/10/2023
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A	(stable)	N.A.		8/10/2023
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		8/10/2023
Fitch
HMEC (parent company)			BBB	(stable)	08/17/2023
HMEC's Life Group	A	(stable)			08/17/2023
HMEC's P&C Group	A	(negative)			08/17/2023
Moody's
HMEC (parent company)			Baa2	(negative)	4/1/2024
HMEC's Life Group	A2	(negative)			7/24/2024
HMEC's P&C Group	A2	(negative)			4/1/2024
S&P	A	(stable)	BBB	(stable)	1/30/2024
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

Horace Mann Educators Corporation	56	Second Quarter 2024 Form 10-Q

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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of June 30, 2024. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Horace Mann Educators Corporation	57	Second Quarter 2024 Form 10-Q

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
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (Program). The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended June 30, 2024, we repurchased shares under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1 - 30	4,164	$33.98	4,164	$34.7	million
May 1 - 31	53,980	34.22	53,980	$32.9	million
June 1 - 30	82,638	33.15	82,638	$30.2	million
Total	140,782	$33.58	140,782	$30.2	million

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
During the three months ended June 30, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Horace Mann Educators Corporation	58	Second Quarter 2024 Form 10-Q

ITEM 6. I Exhibits
The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

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

Horace Mann Educators Corporation	59	Second Quarter 2024 Form 10-Q

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

Horace Mann Educators Corporation	60	Second Quarter 2024 Form 10-Q

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

10.8*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024.

10.9*
Form of Severance Agreement between HMEC, Horace Mann Service Corporation ("HMSC") and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

Horace Mann Educators Corporation	61	Second Quarter 2024 Form 10-Q

10.10(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024.

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

10.11(b)*
HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024.

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

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Bret A. Conklin, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Horace Mann Educators Corporation	62	Second Quarter 2024 Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	63	Second Quarter 2024 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 7, 2024	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	August 7, 2024	/s/ Bret A. Conklin

Bret A. Conklin
Executive Vice President and
Chief Financial Officer

Date	August 7, 2024	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	64	Second Quarter 2024 Form 10-Q