Form 10-Q
period 2024-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2024-11-04
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of October 31, 2024, the registrant had 40,757,989 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2024

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2024, $5,875.0; 2023, $5,652.9)	$5,573.2	$5,235.3
Equity securities at fair value, (cost $102.9 and $86.2)	88.9	86.2
Limited partnership interests	1,087.2	1,138.8
Policy loans	141.9	141.4
Short-term and other investments	193.6	228.8
Total investments	7,084.8	6,830.5
Cash	39.8	29.7
Deferred policy acquisition costs	345.4	336.3
Reinsurance balances receivable	438.6	480.5
Deposit asset on reinsurance	2,461.1	2,496.6
Intangible assets	159.4	170.3
Goodwill	54.3	54.3
Other assets	397.4	357.6
Separate Account variable annuity assets	3,732.8	3,294.1
Total assets	$14,713.6	$14,049.9

Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,745.5	$1,761.8
Policyholders' account balances	5,128.6	5,187.0
Unpaid claims and claim expenses	597.0	581.7
Unearned premiums	345.4	300.9
Total policy liabilities	7,816.5	7,831.4
Other policyholder funds	966.1	916.0
Other liabilities	364.5	287.1
Long-term debt	546.7	546.0
Separate Account variable annuity liabilities	3,732.8	3,294.1
Total liabilities	13,426.6	12,874.6
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2024, 66,894,309; 2023, 66,747,821	0.1	0.1
Additional paid-in capital	518.3	510.9
Retained earnings	1,524.1	1,502.2
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(237.2)	(328.3)
Net reserve remeasurements attributable to discount rates	21.8	21.9
Net funded status of benefit plans	(7.6)	(7.6)
Treasury stock, at cost, 2024, 26,167,246 shares; 2023, 25,911,087 shares	(532.5)	(523.9)
Total shareholders’ equity	1,287.0	1,175.3
Total liabilities and shareholders’ equity	$14,713.6	$14,049.9
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	1	Third Quarter 2024 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statements of Operations
Revenues
Net premiums and contract charges earned	$289.1	$266.0	$845.2	$782.6
Net investment income	113.0	118.9	326.8	327.8
Net investment gains (losses)	3.8	(8.4)	0.1	(29.7)
Other income	6.2	2.2	14.1	8.3

Total revenues	412.1	378.7	1,186.2	1,089.0

Benefits, losses and expenses
Benefits, claims and settlement expenses (Reserve remeasurement (gains)/losses $1.2, $(0.6), $0.9, $(0.9))	191.3	199.2	574.9	587.6
Interest credited	54.8	52.7	161.5	152.1
Operating expenses	82.9	75.7	250.4	235.6
DAC amortization expense	28.1	26.3	82.1	75.4
Intangible asset amortization expense	3.6	3.7	10.9	11.1
Interest expense	8.7	7.5	26.1	21.1

Total benefits, losses and expenses	369.4	365.1	1,105.9	1,082.9

Income before income taxes	42.7	13.6	80.3	6.1
Income tax expense	8.4	1.9	15.7	0.6

Net income	$34.3	$11.7	$64.6	$5.5

Net income per share
Basic	$0.83	$0.28	$1.56	$0.13
Diluted	$0.83	$0.28	$1.56	$0.13

Weighted average number of shares and equivalent shares
Basic	41.2	41.3	41.3	41.3
Diluted	41.4	41.4	41.5	41.4

Statements of Comprehensive Income (Loss)
Net income	$34.3	$11.7	$64.6	$5.5
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	133.2	(141.0)	91.1	(85.1)
Change in net reserve remeasurements attributable to discount rates	(73.5)	90.7	(0.1)	74.6
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive income	59.7	(50.3)	91.0	(10.5)
Comprehensive income (loss)	$94.0	$(38.6)	$155.6	$(5.0)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Third Quarter 2024 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1	$0.1
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	0.1	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	515.8	505.7	510.9	502.6
Options exercised and conversion of common and restricted stock units	0.3	0.3	0.5	(0.8)
Share-based compensation expense	2.2	2.5	6.9	6.7
Ending balance	518.3	508.5	518.3	508.5

Retained earnings
Beginning balance	1,504.0	1,478.6	1,502.2	1,512.4
Net income	34.3	11.7	64.6	5.5
Dividends, 2024, $0.34 per share; 2023, $0.33 per share	(14.2)	(13.8)	(42.7)	(41.4)
Ending balance	1,524.1	1,476.5	1,524.1	1,476.5

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(282.7)	(359.6)	(314.0)	(399.4)
Change in net unrealized investment losses on fixed maturity securities	133.2	(141.0)	91.1	(85.1)
Change in net reserve remeasurements attributable to discount rates	(73.5)	90.7	(0.1)	74.6
Change in net funded status of benefit plans	—	—	—	—
Ending balance	(223.0)	(409.9)	(223.0)	(409.9)

Treasury stock, at cost
Beginning balance	(528.4)	(522.9)	(523.9)	(517.4)
Treasury stock acquired - share repurchase authorization	(4.1)	(1.0)	(8.6)	(6.5)
Ending balance	(532.5)	(523.9)	(532.5)	(523.9)
Shareholders' equity at end of period	$1,287.0	$1,051.3	$1,287.0	$1,051.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Third Quarter 2024 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows - operating activities
Net income (loss)	$64.6	$5.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment gains (losses)	(0.1)	29.8
Depreciation and intangible asset amortization	19.4	19.5
Share-based compensation expense	7.3	7.1
Loss (gain) from equity method investments, net of dividends or distributions	12.9	9.0
Changes in:
Insurance liabilities	121.6	122.3
Amounts due under reinsurance agreements	41.9	26.9
Income tax liabilities	(4.4)	8.1
Other operating assets and liabilities	7.5	(28.1)
Contributions to defined benefits plan	(1.2)	—
Other, net	(10.9)	(0.9)
Net cash provided by operating activities	258.6	199.2
Cash flows - investing activities
Fixed maturity securities purchases	(841.6)	(462.3)
Fixed maturity securities sales	202.3	341.4
Fixed maturity securities maturities, paydowns, calls and redemptions	420.0	213.9
Equity securities purchases	(3.6)	(2.4)
Equity securities sales and repayments	—	16.6
Limited partnership interests purchases	(55.4)	(183.2)
Limited partnership interests sales	94.2	15.1
Change in short-term and other investments, net	46.4	(24.7)
Other-net	6.3	—
Net cash used in investing activities	(131.4)	(85.6)
Cash flows - financing activities
Dividends paid to shareholders	(41.7)	(40.4)
Proceeds from issuance of 2023 Senior Notes due 2028	—	297.7
Principal repayment on Revolving Credit Facility	—	(249.0)
Treasury stock acquired	(8.6)	(6.5)
Proceeds from exercise of stock options	1.1	—
Withholding tax payments on RSUs tendered	(1.7)	(1.8)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	550.0	571.8
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(465.5)	(464.3)
Repayment of FHLB funding agreements	(170.0)	(89.5)
Life policy accounts deposits, withdrawals, and surrenders	7.7	6.2
Change in deposit asset on reinsurance	(35.7)	(78.6)
Net increase (decrease) in reverse repurchase agreements	45.0	(70.0)
Change in book overdrafts	2.3	2.5
Net cash used in financing activities	(117.1)	(121.9)
Net decrease in cash	10.1	(8.3)
Cash at beginning of period	29.7	42.8
Cash at end of period	$39.8	$34.5
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Third Quarter 2024 Form 10-Q

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.
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

Horace Mann Educators Corporation	5	Third Quarter 2024 Form 10-Q

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
NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturity securities	$69.4	$68.7	$211.8	$201.6
Equity securities	1.3	1.3	3.9	4.7
Limited partnership interests	14.5	20.5	28.9	40.6
Short-term and other investments	6.0	4.6	15.0	11.6
Investment expenses	(4.0)	(3.3)	(9.8)	(9.5)
Net investment income - investment portfolio	87.2	91.8	249.8	249.0
Investment income - deposit asset on reinsurance	25.8	27.1	77.0	78.8
Total net investment income	$113.0	$118.9	$326.8	$327.8
Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturity securities	$(0.3)	$(3.4)	$(3.6)	$(20.5)
Equity securities	5.1	(2.1)	5.6	(6.6)
Short-term investments and other	(1.0)	(2.9)	(1.9)	(2.6)
Net investment gains (losses)	$3.8	$(8.4)	$0.1	$(29.7)

Horace Mann Educators Corporation	6	Third Quarter 2024 Form 10-Q

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
Net Investment Gains (Losses) by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Credit loss impairments	$(0.5)	$—	$(0.5)	$(0.5)
Intent-to-sell impairments	(0.2)	(0.6)	(0.2)	(6.7)
Total impairments	(0.7)	(0.6)	(0.7)	(7.2)
Sales and other, net	0.1	(3.5)	(3.2)	(25.2)
Change in fair value - equity securities	5.2	(1.4)	5.7	5.3
Change in fair value and gains (losses) realized on settlements - derivatives	(0.8)	(2.9)	(1.7)	(2.6)
Net investment gains (losses)	$3.8	$(8.4)	$0.1	$(29.7)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$1.1	$1.2	$1.2	$1.2
Credit losses on fixed maturity securities for which credit losses were not previously reported	—	—	1.7	0.5
Net increase related to credit losses previously reported	0.5	—	(0.4)	—
Reduction of credit allowances related to sales	—	—	(0.9)	—
Write-offs	—	—	—	(0.5)
Ending balance	$1.6	$1.2	$1.6	$1.2

Horace Mann Educators Corporation	7	Third Quarter 2024 Form 10-Q

NOTE 2 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$770.3	$9.3	$51.3	$728.3
Other, including U.S. Treasury securities	436.1	1.4	51.8	385.7
Municipal bonds	1,258.7	29.7	72.7	1,215.7
Foreign government bonds	17.1	—	0.6	16.5
Corporate bonds	2,104.8	32.3	192.6	1,944.5
Other asset-backed securities	1,288.0	14.3	19.8	1,282.5
Totals	$5,875.0	$87.0	$388.8	$5,573.2

December 31, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$713.4	$4.4	$64.6	$653.2
Other, including U.S. Treasury securities	450.8	0.8	62.8	388.8
Municipal bonds	1,333.4	28.6	91.9	1,270.1
Foreign government bonds	23.1	—	1.0	22.1
Corporate bonds	1,969.9	23.1	220.3	1,772.7
Other asset-backed securities	1,162.3	6.0	39.9	1,128.4
Totals	$5,652.9	$62.9	$480.5	$5,235.3

Horace Mann Educators Corporation	8	Third Quarter 2024 Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of September 30, 2024 and December 31, 2023, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of September 30, 2024 as due to factors other than a credit loss. As of September 30, 2024, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before a recovery of the amortized cost basis. In reaching our conclusion that an allowance for credit is unnecessary, we considered the factors described in the evaluation of credit loss impairments for fixed maturity securities critical accounting estimate in our Annual Report on Form 10-K. In the current nine months ended September 30, 2024, the performance of fixed maturity securities has been impacted by the change in interest rates, specifically interest rates being at relatively high levels compared to interest rates at the time of acquisition of the securities. In consideration of the factors, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the following table.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$—	$—	$471.4	$51.3	$471.4	$51.3
Other	1.3	—	292.8	51.9	294.1	51.9
Municipal bonds	19.3	0.1	681.1	72.5	700.4	72.6
Foreign government bonds	—	—	14.9	0.7	14.9	0.7
Corporate bonds	177.7	10.6	1,136.1	182.0	1,313.8	192.6
Other asset-backed securities	100.0	0.2	391.8	19.5	491.8	19.7
Total	$298.3	$10.9	$2,988.1	$377.9	$3,286.4	$388.8

Number of positions with a gross unrealized loss	163		1,953		2,116
Fair value as a percentage of total fixed maturity securities at fair value	5.4%		53.6%		59.0%

December 31, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$45.3	$0.8	$458.5	$63.8	$503.8	$64.6
Other	39.5	0.4	288.0	62.4	327.5	62.8
Municipal bonds	64.5	0.9	724.6	91.0	789.1	91.9
Foreign government bonds	1.5	—	20.6	1.0	22.1	1.0
Corporate bonds	195.0	25.4	1,171.3	194.9	1,366.3	220.3
Other asset-backed securities	133.4	0.8	752.5	39.1	885.9	39.9
Total	$479.2	$28.3	$3,415.5	$452.2	$3,894.7	$480.5

Number of positions with a gross unrealized loss	195		2,305		2,500
Fair value as a percentage of total fixed maturity securities at fair value	9.2%		65.2%		74.4%

Horace Mann Educators Corporation	9	Third Quarter 2024 Form 10-Q

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings were as follows:

	Number of Positions
	September 30, 2024	December 31, 2023
Credit Rating
AAA	172	226
AA	922	1,006
A	341	423
BBB	380	448
Total investment grade	1,815	2,103
BB	54	93
B	20	39
CCC or lower	3	7
Total below investment grade	77	139
Not rated	61	63
Totals:	1,953	2,305
Fixed maturity securities with an investment grade rating represented 92.5% of the gross unrealized losses as of September 30, 2024. For the same reasons discussed above, we expect to receive cash flow sufficient to recover the entire amortized cost basis of the securities in the previous table.
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

($ in millions)	September 30, 2024
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$267.8	$268.4	4.8%
Due after 1 year through 5 years	1,531.5	1,518.5	27.2%
Due after 5 years through 10 years	1,597.0	1,548.1	27.8%
Due after 10 years through 20 years	1,452.2	1,345.4	24.2%
Due after 20 years	1,026.5	892.8	16.0%
Total	$5,875.0	$5,573.2	100.0%

Average option-adjusted duration, in years	5.7

Horace Mann Educators Corporation	10	Third Quarter 2024 Form 10-Q

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturity securities
Proceeds received	$9.3	$135.2	$202.3	$341.4
Gross gains realized	0.1	1.4	2.1	2.0
Gross losses realized	—	(2.8)	(5.3)	(13.9)

Equity securities
Proceeds received	$—	$6.8	$—	$16.6
Gross gains realized	—	—	—	—
Gross losses realized	—	(0.5)	—	(11.8)
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(370.4)	$(393.7)	$(328.3)	$(449.6)
Change in net unrealized investment gains (losses) on fixed maturity securities	132.8	(143.7)	88.2	(101.3)
Reclassification of net investment losses on fixed maturity securities to net income	0.4	2.7	2.9	16.2
End of period	$(237.2)	$(534.7)	$(237.2)	$(534.7)
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

($ in millions)
	September 30, 2024	December 31, 2023
Commercial mortgage loan funds	$600.1	$660.8
Real estate equity funds	102.0	109.2
Private equity funds	99.0	92.7
Infrastructure equity funds	77.3	77.2
Infrastructure debt funds	67.0	59.1
Other funds(1)	141.8	139.8
Total	$1,087.2	$1,138.8
(1)Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital and private credit funds.

Horace Mann Educators Corporation	11	Third Quarter 2024 Form 10-Q

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

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2024
Asset derivatives:
Free-standing derivatives	$22.5	$—	$22.5	$—	$23.6	$(1.1)

December 31, 2023
Asset derivatives:
Free-standing derivatives	$19.0	$—	$19.0	$—	$18.5	$0.5
Reverse Repurchase Agreements
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $46.9 million as of September 30, 2024 and $0.0 million as of December 31, 2023. The obligation for securities sold under reverse repurchase agreements was a net amount of $45.0 million as of September 30, 2024 and $0.0 million December 31, 2023.
Deposits
As of September 30, 2024 and December 31, 2023, fixed maturity securities with a fair value of $27.7 million and $29.2 million were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, as of September 30, 2024 and December 31, 2023, fixed maturity securities with a fair value of $1,030.2 million and $987.2 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $959.5 million as of September 30, 2024 and $904.5 million as of December 31, 2023. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.
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

Horace Mann Educators Corporation	12	Third Quarter 2024 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the nine months ended September 30, 2024 and 2023, there were no transfers between Level 1 and Level 2. As of September 30, 2024 and December 31, 2023, Level 3 invested assets comprised 9.5% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2024
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$728.3	$728.3	$—	$728.3	$—
Other, including U.S. Treasury securities	385.7	385.7	25.3	360.4	—
Municipal bonds	1,215.7	1,215.7	—	1,139.1	76.6
Foreign government bonds	16.5	16.5	—	16.5	—
Corporate bonds	1,944.5	1,944.5	8.2	1,553.5	382.8
Other asset-backed securities	1,282.5	1,282.5	—	1,197.8	84.7
Total fixed maturity securities	5,573.2	5,573.2	33.5	4,995.6	544.1
Equity securities	88.9	88.9	19.5	65.4	4.0
Short-term investments	91.6	91.6	91.6	—	—
Other investments	22.5	22.5	—	22.5	—
Totals	$5,776.2	$5,776.2	$144.6	$5,083.5	$548.1
Separate Account variable annuity assets(1)	$3,732.8	$3,732.8	$3,732.8	$—	$—

Financial Liabilities(2)	$86.1	$86.1	$—	$5.0	$81.1

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

Horace Mann Educators Corporation	13	Third Quarter 2024 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2024	$72.1	$366.4	$85.4	$523.9	$2.7	$526.6	$77.9
Transfers into Level 3(3)	—	11.8	8.0	19.8	—	19.8	—
Transfers out of Level 3(3)	—	(3.9)	(4.0)	(7.9)	—	(7.9)	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	(0.5)	(0.5)	0.1	(0.4)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	6.6
Net unrealized gains (losses) included in OCI	1.4	(3.4)	1.5	(0.5)	—	(0.5)	0.2
Purchases	3.2	19.9	—	23.1	1.2	24.3	—
Issuances	—	—	—	—	—	—	0.8
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(8.0)	(5.7)	(13.8)	—	(13.8)	(4.4)
Ending balance, September 30, 2024	$76.6	$382.8	$84.7	$544.1	$4.0	$548.1	$81.1

Beginning balance, January 1, 2024	$74.0	$342.5	$97.5	$514.0	$4.5	$518.5	$82.4
Transfers into Level 3(3)	—	11.8	8.0	19.8	—	19.8	—
Transfers out of Level 3(3)	—	(8.3)	(4.0)	(12.3)	—	(12.3)	—
Total gains or losses
Net investment gains (losses) included in net income	—	(0.8)	0.3	(0.5)	0.4	(0.1)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	7.6
Net unrealized gains (losses) included in OCI	—	(3.6)	3.0	(0.6)	—	(0.6)	0.2
Purchases	3.2	61.6	1.8	66.6	1.2	67.8	—
Issuances	—	—	—	—	—	—	3.6
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.6)	(20.4)	(21.9)	(42.9)	(2.1)	(45.0)	(12.7)
Ending balance, September 30, 2024	$76.6	$382.8	$84.7	$544.1	$4.0	$548.1	$81.1
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
(3)Transfers into and out of Level 3 during the three and nine months ended September 30, 2024 were related to changes in the primary pricing source or changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Horace Mann Educators Corporation	14	Third Quarter 2024 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2023	$63.9	$311.5	$101.4	$476.8	$2.0	$478.8	$83.6
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	(3.7)	—	(3.7)	—	(3.7)	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	0.2	0.2	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(3.2)
Net unrealized gains (losses) included in OCI	5.9	(12.8)	2.0	(4.9)	—	(4.9)	0.4
Purchases	—	17.5	1.7	19.2	—	19.2	—
Issuances	—	—	—	—	—	—	2.0
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(7.3)	(4.6)	(12.0)	—	(12.0)	(4.5)
Ending balance, September 30, 2023	$69.7	$305.2	$100.5	$475.4	$2.2	$477.6	$78.3

Beginning balance, January 1, 2023	$54.4	$261.3	$107.6	$423.3	$2.0	$425.3	$91.3
Transfers into Level 3(3)	—	36.1	0.8	36.9	—	36.9	—
Transfers out of Level 3(3)	—	(3.7)	—	(3.7)	—	(3.7)	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	0.2	0.2
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(5.6)
Net unrealized gains/losses included in OCI	6.5	(14.1)	0.9	(6.7)	—	(6.7)	(0.3)
Purchases	9.5	43.2	1.9	54.6	—	54.6	—
Issuances	—	—		—	—	—	6.3
Sales	—	(7.7)		(7.7)	—	(7.7)	—
Settlements	—	—		—	—	—	—
Paydowns, maturities and distributions	(0.7)	(9.9)	(10.7)	(21.3)	—	(21.3)	(13.4)
Ending balance, September 30, 2023	$69.7	$305.2	$100.5	$475.4	$2.2	$477.6	$78.3
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
(3) Transfers into and out of Level 3 during the three and nine months ended September 30, 2023 were related to changes in the primary pricing source or changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined

For the three and nine months ended September 30, 2024, the Company had net losses of $0.4 million and $0.1 million with respect to Level 3 financial assets. For the three and nine months ended September 30, 2023, the Company had net gains of $0.2 million with respect to Level 3 financial assets.
For the three and nine months ended September 30, 2024, the Company had a net loss of $6.6 million and $7.6 million, respectively, that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities. For the three and nine months ended September 30, 2023, the Company had net gains of $3.2 million and $5.6 million, respectively, that were included in net income and were attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	15	Third Quarter 2024 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Level 3 Assets and Liabilities by Price Source
The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources:

($ in millions)
	Total	Internal	External
September 30, 2024
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$—	$—	$—
Municipal bonds	76.6	—	76.6
Corporate bonds	382.8	224.8	158.0
Other asset-backed securities	84.7	—	84.7
Total fixed maturity securities	544.1	224.8	319.3
Equity securities	4.0	—	4.0
Totals	$548.1	$224.8	$323.3

Financial Liabilities(1)	$81.1	$81.1	$—

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

($ in millions)
	Fair Value as of September 30, 2024	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)	Impact of Increase in Input on Fair Value
Financial Assets
Corporate bonds	$224.8	discounted cash flow	yield	3.7% - 16.2%	decrease
		discounted cash flow	option adjusted spread	306 bps - 832 bps	decrease
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$86.8	discounted cash flow	lapse rate	5.9%	decrease
			mortality multiplier(2)	69.4%	decrease
			option budget	0.9% - 3.8%	increase
			non-performance adjustment(3)	5.0%	decrease
Net MRBs	$(5.7)	discounted cash flow	lapse rate	5.9%	decrease
			mortality multiplier(2)	69.4%	increase
(1)    When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.
(2)    Mortality multiplier is applied to the Annuity 2000 table.
(3)    Determined as a percentage of the risk-free rate.

Horace Mann Educators Corporation	16	Third Quarter 2024 Form 10-Q

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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2024
Financial Assets
Other investments	$221.1	$224.4	$—	$36.2	$188.2
Deposit asset on reinsurance	2,461.1	2,268.1	—	—	2,268.1
Financial Liabilities
Policyholders' account balances	5,042.0	4,751.8	—	—	4,751.8
Reverse repurchase agreement	45.0	46.9	—	46.9	—
Other policyholder funds	966.1	966.1	—	963.3	2.8
Long-term debt	546.7	578.7	—	578.7	—

December 31, 2023
Financial Assets
Other investments	$218.4	$221.7	$—	$33.8	$187.9
Deposit asset on reinsurance	2,496.6	2,259.6	—	—	2,259.6
Financial Liabilities
Policyholders' account balances	4,996.3	4,861.8	—	—	4,861.8
Other policyholder funds	916.0	916.0	—	908.7	7.3
Long-term debt	546.0	571.4	—	571.4	—

Horace Mann Educators Corporation	17	Third Quarter 2024 Form 10-Q

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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Property & Casualty
Beginning gross reserves	$432.9	$415.8	$416.8	$388.7
Less: reinsurance recoverables	101.7	104.3	104.0	100.8
Net reserves, beginning of period(1)	331.2	311.5	312.8	287.9
Incurred claims and claim expenses:
Claims occurring in the current period	147.8	149.2	431.4	430.0
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(13.0)	—	(19.2)	—
Total claims and claim expenses incurred	134.8	149.2	412.2	430.0
Claims and claim expense payments for claims occurring during:
Current period	102.3	115.9	241.0	246.7
Prior periods	31.6	30.9	152.0	157.3
Total claims and claim expense payments	133.9	146.8	393.0	404.0
Net reserves, end of period(1)	332.1	313.9	332.1	313.9
Plus: reinsurance recoverables	101.3	105.4	101.3	105.4
Ending gross reserves	$433.4	$419.3	$433.4	$419.3
(1)Reserves net of expected reinsurance recoverables.
(2)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

The company recognized $13.0 million and $19.2 million of net favorable prior years' reserve development for the three and nine months ended September 30, 2024. There was no prior years' reserve development for Property & Casualty claims for the three and nine months ended September 30, 2023. The net favorable development for the nine months ended September 30, 2024 was primarily a result of favorable loss trends in auto and property for accident years 2023 and prior.
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

Horace Mann Educators Corporation	18	Third Quarter 2024 Form 10-Q

NOTE 4 - Short-Duration Insurance Contracts (continued)

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Group Benefits
Beginning gross reserves	$116.1	$121.9	$116.6	$121.6
Less: reinsurance recoverables	28.0	28.2	27.7	27.9
Net reserves, beginning of period(1)	88.1	93.7	88.9	93.7
Incurred claims and claim expenses:
Claims occurring in the current period	18.5	20.0	58.0	61.0
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(3.9)	(7.6)	(13.2)	(15.5)
Total claims and claim expenses incurred	14.6	12.4	44.8	45.5
Claims and claim expense payments for claims occurring during:
Current period	10.5	12.2	22.6	25.3
Prior periods	4.8	4.3	23.7	24.3
Total claims and claim expense payments	15.3	16.5	46.3	49.6
Net reserves, end of period(1)	87.4	89.6	87.4	89.6
Plus: reinsurance recoverables	27.8	27.5	27.8	27.5
Ending gross reserves	$115.2	$117.1	$115.2	$117.1
(1) Reserves net of expected reinsurance recoverables.
(2) Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

Favorable prior years' reserve development for Group Benefits was $3.9 million and $7.6 million for the three months ended September 30, 2024 and 2023 and $13.2 million and $15.5 million for the nine months ended September 30, 2024 and 2023, respectively. The favorable development for the nine months ended September 30, 2024 was primarily the result of favorable loss trends in group life and disability for loss years 2023 and prior. The favorable development for the nine months ended September 30, 2023 was primarily the result of favorable loss trends in specialty health and group life and disability for loss years 2023 and prior.
Reconciliation of Property & Casualty and Group Benefits Unpaid Claims and Claim Expense Reserves to the Consolidated Balance Sheets

($ in millions)	As of September 30, 2024	As of December 31, 2023
Ending gross reserves
Property & Casualty	$433.4	$416.8
Group Benefits	115.2	116.6
Total short-duration insurance contracts	548.6	533.4
Other than short-duration(1)	48.4	48.3
Total unpaid claims and claims expenses	$597.0	$581.7
(1) This line includes Life & Retirement, Supplemental, and other certain group benefit reserves.
Note 5 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the three and nine months ended September 30, 2024 and 2023, the Company updated the net premium ratio when updating for actual historical experience for the quarter; future cash flow assumptions were reviewed but not changed.
The following tables summarize balances and changes in LFPB for traditional and limited-pay contracts.

Horace Mann Educators Corporation	19	Third Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the three months ended September 30, 2024 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at July 1, 2024	$215.0	$236.5	$68.0	$32.0	$180.2	$—
July 1, 2024 balance at original discount rate	247.5	261.8	66.4	34.5	217.8	—
Effect of:
Change in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	0.8	0.2	(1.6)	(0.2)	—	—
Adjusted balance at July 1, 2024	248.3	262.0	64.8	34.3	217.8	—
Issuances(3)	3.3	6.1	—	1.1	4.5	1.1
Interest accruals(4)	1.9	2.7	0.9	0.3	1.8	—
Net premiums collected(5)	(5.8)	(6.5)	(1.5)	(1.2)	(5.9)	(1.1)
September 30, 2024 balance at original discount rate	247.7	264.3	64.2	34.5	218.2	—
Effect of changes in discount rate assumptions	(20.9)	(13.1)	4.8	(1.2)	(28.3)	—
Balance at September 30, 2024	226.8	251.2	69.0	33.3	189.9	—

Present value of expected future policy benefits:
Balance at July 1, 2024	494.9	364.4	825.3	85.6	400.7	98.5
July 1, 2024 balance at original discount rate	598.2	417.4	788.4	108.8	505.7	108.8
Effect of:
Changes in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	0.7	0.2	(2.2)	(0.1)	(0.3)	0.1
Adjusted balance at July 1, 2024	598.9	417.6	786.2	108.7	505.4	108.9
Issuances	3.2	6.0	—	0.9	4.6	1.1
Interest accruals	5.0	4.0	11.7	1.0	3.7	1.1
Benefit payments(6)	(7.2)	(5.4)	(12.9)	(0.5)	(16.3)	(2.7)
September 30, 2024 balance at original discount rate	599.9	422.2	785.0	110.1	497.4	108.4
Effect of changes in discount rate assumptions	(68.9)	(30.6)	84.6	(16.4)	(84.0)	(5.6)
Balance at September 30, 2024	531.0	391.6	869.6	93.7	413.4	102.8
Net liability for future policy benefits	304.2	140.3	800.6	60.3	223.4	102.8
Less: Reinsurance recoverable	(63.8)	(20.2)	(1.0)	(1.3)	(4.2)	(3.7)
Net liability for future policy benefits, after reinsurance recoverable	240.4	120.1	799.6	59.0	219.2	99.1
Impact of flooring on net liability for future policy benefits	—	—	—	—	0.1	—
Net liability for future policy benefits at September 30, 2024	$240.4	$120.1	$799.6	$59.0	$219.3	$99.1
(1) Experience Life contains both whole life and term elements.
(2) As of September 30, 2024, the net LFPB for Supplemental Health was $110.7 million for cancer, $20.9 million for accident, $26.6 million for disability and $120.4 million for other supplemental health policies.
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

Horace Mann Educators Corporation	20	Third Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the nine months ended September 30, 2024 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2024	$223.2	$240.0	$71.7	$32.2	$182.0	$—
January 1, 2024 balance at original discount rate	247.1	256.6	67.0	33.9	213.4	—
Effect of:
Change in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	2.0	0.3	(0.6)	(0.1)	3.1	—
Adjusted balance at January 1, 2024	249.1	256.9	66.4	33.8	216.5	—
Issuances(3)	8.8	18.4	—	3.1	14.7	2.2
Interest accruals(4)	5.6	8.0	2.8	1.0	5.1	—
Net premiums collected(5)	(15.8)	(19.0)	(5.0)	(3.4)	(18.1)	(2.2)
September 30, 2024 balance at original discount rate	247.7	264.3	64.2	34.5	218.2	—
Effect of changes in discount rate assumptions	(20.9)	(13.1)	4.8	(1.2)	(28.3)	—
Balance at September 30, 2024	226.8	251.2	69.0	33.3	189.9	—

Present value of expected future policy benefits:
Balance at January 1, 2024	522.0	370.1	883.0	89.6	427.6	104.2
January 1, 2024 balance at original discount rate	592.1	405.4	797.5	105.6	517.9	111.4
Effect of:
Changes in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	2.1	0.7	(0.6)	(0.1)	2.7	0.2
Adjusted balance at January 1, 2024	594.2	406.1	796.9	105.5	520.6	111.6
Issuances	8.7	18.6	—	3.0	14.8	2.2
Interest accruals	14.7	11.9	35.1	3.1	10.9	3.2
Benefit payments(6)	(17.7)	(14.4)	(47.0)	(1.5)	(48.9)	(8.6)
September 30, 2024 balance at original discount rate	599.9	422.2	785.0	110.1	497.4	108.4
Effect of changes in discount rate assumptions	(68.9)	(30.6)	84.6	(16.4)	(84.0)	(5.6)
Balance at September 30, 2024	531.0	391.6	869.6	93.7	413.4	102.8
Net liability for future policy benefits	304.2	140.3	800.6	60.3	223.4	102.8
Less: Reinsurance recoverable	(63.8)	(20.2)	(1.0)	(1.3)	(4.2)	(3.7)
Net liability for future policy benefits, after reinsurance recoverable	240.4	120.1	799.6	59.0	219.2	99.1
Impact of flooring on net liability for future policy benefits	—	—	—	—	0.1	—
Net liability for future policy benefits at September 30, 2024	$240.4	$120.1	$799.6	$59.0	$219.3	$99.1
(1) Experience Life contains both whole life and term elements.
(2) As of September 30, 2024, the net LFPB for Supplemental Health was $110.7 million for cancer, $20.9 million for accident, $26.6 million for disability and $120.4 million for other supplemental health policies.
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

Horace Mann Educators Corporation	21	Third Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the year ended December 31, 2023 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2023	$215.1	$234.7	$68.3	$29.7	$167.4	$—
January 1, 2023 balance at original discount rate	245.9	265.4	65.5	32.4	205.1	—
Effect of:
Change in cash flow assumptions	—	(16.8)	3.7	(0.2)	6.5	—
Actual variances from expected experience	3.8	(2.7)	0.7	1.0	(1.6)	—
Adjusted balance at January 1, 2023	249.7	245.9	69.9	33.2	210.0	—
Issuances(3)	10.8	25.2	—	4.3	19.4	5.6
Interest accruals(4)	7.2	10.3	3.7	1.2	6.0	—
Net premiums collected(5)	(20.6)	(24.8)	(6.6)	(4.8)	(22.0)	(5.6)
December 31, 2023 balance at original discount rate	247.1	256.6	67.0	33.9	213.4	—
Effect of changes in discount rate assumptions	(23.9)	(16.6)	4.7	(1.7)	(31.4)	—
Balance at December 31, 2023	223.2	240.0	71.7	32.2	182.0	—

Present value of expected future policy benefits:
Balance at January 1, 2023	493.6	347.0	867.5	79.4	431.7	103.3
January 1, 2023 balance at original discount rate	581.9	401.0	805.2	98.6	537.1	113.4
Effect of:
Changes in cash flow assumptions	(0.6)	(16.7)	5.0	(0.2)	8.9	—
Actual variances from expected experience	4.0	1.3	1.1	1.0	(2.4)	(0.8)
Adjusted balance at January 1, 2023	585.3	385.6	811.3	99.4	543.6	112.6
Issuances	10.7	25.8	—	4.3	19.4	6.3
Interest accruals	19.0	15.2	47.4	3.9	14.4	4.4
Benefit payments(6)	(22.9)	(21.2)	(61.2)	(2.0)	(59.5)	(11.9)
December 31, 2023 balance at original discount rate	592.1	405.4	797.5	105.6	517.9	111.4
Effect of changes in discount rate assumptions	(70.1)	(35.3)	85.5	(16.0)	(90.3)	(7.2)
Balance at December 31, 2023	522.0	370.1	883.0	89.6	427.6	104.2
Net liability for future policy benefits	298.8	130.2	811.3	57.4	245.6	104.2
Less: Reinsurance recoverable	(64.3)	(19.1)	(1.0)	(1.2)	(4.0)	(3.6)
Net liability for future policy benefits, after reinsurance recoverable	234.5	111.1	810.3	56.2	241.6	100.6
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at December 31, 2023	$234.5	$111.1	$810.3	$56.2	$241.6	$100.6
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

Horace Mann Educators Corporation	22	Third Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	September 30, 2024	December 31, 2023
Whole life	$304.2	$298.8
Term life	140.3	130.2
Experience life	800.6	811.3
Limited-pay whole life	60.3	57.4
Supplemental health	223.4	245.6
SPIA (life contingent)	102.8	104.2
Limited-pay whole life DPL	4.7	4.1
SPIA (life contingent) DPL	1.4	1.3
Reconciling items(1)	107.8	108.9
Total	$1,745.5	$1,761.8
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments		Gross premiums or assessments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Whole life	$7.1	$7.2	$20.9	$20.5
Term life	11.1	11.7	33.3	33.9
Experience life	8.5	8.1	23.9	24.2
Limited-pay whole life	1.8	2.2	5.2	5.5
Supplemental health	30.3	30.0	90.7	89.7
SPIA (life contingent)	1.3	0.9	3.0	4.5
Total	$60.1	$60.1	$177.0	$178.3

($ in millions)	Interest expense		Interest expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Whole life	$3.1	$3.0	$9.1	$8.8
Term life	1.4	1.2	4.0	3.6
Experience life	10.7	10.9	32.3	32.8
Limited-pay whole life	0.7	0.6	2.1	1.9
Supplemental health	1.9	2.1	5.8	6.4
SPIA (life contingent)	1.0	1.1	3.2	3.3
Total	$18.8	$18.9	$56.5	$56.8

Horace Mann Educators Corporation	23	Third Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of September 30, 2024		As of December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$476.3	$328.6	$478.8	$325.0
Expected future benefits and expenses	1,160.3	599.9	1,152.8	592.1
Term life
Expected future gross premiums	708.5	458.9	689.0	449.4
Expected future benefits and expenses	717.4	422.2	682.7	405.4
Experience Life
Expected future gross premiums	504.0	282.9	530.0	296.1
Expected future benefits and expenses	1,654.6	785.0	1,703.1	797.5
Limited-pay whole life
Expected future gross premiums	67.8	51.1	64.7	49.1
Expected future benefits and expenses	256.8	110.1	244.9	105.6
Supplemental health
Expected future gross premiums	1,625.9	1,186.4	1,624.1	1,192.5
Expected future benefits and expenses	704.1	497.3	719.4	517.9
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	152.3	108.4	156.1	111.4
For the nine months ended September 30, 2024 and for the year ended December 31, 2023, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both periods.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	September 30, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.7%	0.1% - 0.3%	1.9%	0.2%	33.9%	N.M.
Expected experience	0.8%	0.1% - 0.8%	1.7%	0.3%	26.3%	N.M.
Lapses
Actual experience	3.0%	3.7% - 28.6%	2.9%	3.9%	9.3%	N.M.
Expected experience	4.4%	5.4% - 12.8%	3.0%	4.7%	9.7%	N.M.

	September 30, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.7%	0.1% - 0.6%	1.7%	0.1%	31.9%	N.M.
Expected experience	0.7%	0.1% - 1.7%	1.6%	0.3%	26.0%	N.M.
Lapses
Actual experience	3.6%	5.3% - 7.3%	3.2%	4.3%	8.4%	N.M.
Expected experience	4.7%	5.7% - 32.2%	3.1%	5.3%	9.2%	N.M.

Horace Mann Educators Corporation	24	Third Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the weighted-average durations of LFPB, in years:

	As of September 30,
	2024	2023
Whole life	17.7	17.8
Term life	16.4	16.4
Experience life	10.2	10.4
Limited-pay whole life	21.5	22.2
Supplemental health	11.3	10.3
SPIA (life contingent)	8.0	7.6
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of September 30,
	2024	2023
Whole life
Interest accretion rate	1.7% - 4.9%	1.7% - 4.9%
Current discount rate	4.2% - 5.1%	5.5% - 5.9%
Term life
Interest accretion rate	4.2% - 4.2%	4.2% - 4.3%
Current discount rate	4.8% - 4.9%	5.9% - 5.9%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.0%	5.9%
Limited-pay whole life
Interest accretion rate	4.0%	3.9%
Current discount rate	5.2%	5.9%
Supplemental health
Interest accretion rate	1.7% - 2.7%	1.7% - 2.7%
Current discount rate	5.2% - 5.0%	5.9% - 6.1%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.1%
Current discount rate	4.8% - 4.8%	5.8% - 5.8%

Horace Mann Educators Corporation	25	Third Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Three Months Ended September 30, 2024
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at July 1, 2024	$65.2	$59.4	$4,509.5	$426.6	$30.4
Premiums received(1)	$3.5	$(0.2)	$59.8	$3.7	$0.5
Surrenders and withdrawals(2)	(0.9)	(0.8)	(85.3)	(12.1)	—
Benefit payments(3)	—	(0.3)	(12.6)	(1.7)	(1.2)
Net transfers from (to) separate account	(0.2)	—	8.8	(0.6)	—
Interest credited(4)	0.6	0.7	42.1	2.9	0.2
Other	(0.8)	—	3.3	(5.2)	0.2
Balance at September 30, 2024	$67.4	$58.8	$4,525.6	$413.6	$30.1
Weighted-average crediting rate	3.7%	4.9%	3.8%	2.8%	2.7%
Net amount at risk(5)	$—	$—	$29.0	$—	$—
Cash surrender value	$49.1	$58.2	$4,483.6	$406.9	$29.6

($ in millions)	Three Months Ended September 30, 2023
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at July 1, 2023	$52.0	$63.0	$4,563.5	$481.2	$33.5
Premiums received(1)	$3.1	$(0.1)	$70.0	$5.3	$0.5
Surrenders and withdrawals(2)	(0.2)	(1.1)	(87.8)	(17.6)	—
Benefit payments(3)	—	(0.4)	(21.2)	(0.6)	(1.2)
Net transfers from (to) separate account	(0.3)	—	3.0	(3.1)	—
Interest credited(4)	0.7	0.8	40.8	3.0	0.3
Other	(0.6)	(0.1)	0.2	(0.2)	—
Balance at September 30, 2023	$54.7	$62.1	$4,568.5	$468.0	$33.1
Weighted-average crediting rate	5.4%	5.2%	3.6%	2.6%	3.7%
Net amount at risk(5)	$—	$—	$53.9	$—	$—
Cash surrender value	$37.7	$61.4	$4,512.3	$456.8	$32.9
(1) Premiums received represents premiums collected from policyholder during the period of in force business.
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	26	Third Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

($ in millions)	Nine Months Ended September 30, 2024
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2024	$57.8	$61.2	$4,556.0	$449.0	$32.6
Premiums received(1)	$12.3	$(0.5)	$151.6	$11.4	$1.4
Surrenders and withdrawals(2)	(1.7)	(2.9)	(283.9)	(38.9)	(0.9)
Benefit payments(3)	—	(1.2)	(49.5)	(3.3)	(3.9)
Net transfers from (to) separate account	(0.3)	—	17.0	(2.0)	—
Interest credited(4)	2.2	2.2	125.1	8.8	0.7
Other	(2.9)	—	9.3	(11.4)	0.2
Balance at September 30, 2024	$67.4	$58.8	$4,525.6	$413.6	$30.1
Weighted-average crediting rate	4.8%	5.0%	3.7%	2.8%	3.1%
Net amount at risk(5)	$—	$—	$29.0	$—	$—
Cash surrender value	$49.1	$58.2	$4,483.6	$406.9	$29.6

($ in millions)	Nine Months Ended September 30, 2023
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2023	$47.6	$64.3	$4,591.1	$510.3	$34.4
Premiums received(1)	$9.8	$(0.5)	$183.9	$15.8	$2.6
Surrenders and withdrawals(2)	(0.9)	(2.6)	(289.8)	(50.1)	(0.2)
Benefit payments(3)	—	(1.3)	(58.1)	(2.1)	(4.3)
Net transfers from (to) separate account	(0.5)	—	17.5	(6.4)	—
Interest credited(4)	0.9	2.3	120.7	3.9	0.8
Other	(2.2)	(0.1)	3.2	(3.4)	(0.2)
Balance at September 30, 2023	$54.7	$62.1	$4,568.5	$468.0	$33.1
Weighted-average crediting rate	2.3%	5.0%	3.6%	1.1%	3.1%
Net amount at risk(5)	$—	$—	$53.9	$—	$—
Cash surrender value	$37.7	$61.4	$4,512.3	$456.8	$32.9
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
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balances Sheets:

($ in millions)	September 30, 2024	December 31, 2023
Indexed universal life	$67.4	$57.8
Experience Life	58.8	61.2
Fixed account annuities	4,525.6	4,556.0
Fixed indexed account annuities	413.6	449.0
SPIA (non-life contingent)	30.1	32.6
Reconciling items(1)	33.1	30.4
Total	$5,128.6	$5,187.0
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.

Horace Mann Educators Corporation	27	Third Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	September 30, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$18.1	$88.6	$444.2	$270.9	$821.8
Equal to 2% but less than 3%	111.5	116.2	90.0	133.9	451.6
Equal to 3% but less than 4%	539.8	42.1	8.1	25.4	615.5
Equal to 4% but less than 5%	2,629.0	—	—	—	2,629.0
5% or higher	83.4	—	—	—	83.4
Total	$3,381.8	$246.9	$542.3	$430.2	$4,601.3

($ in millions)	December 31, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$36.7	$159.8	$489.4	$200.2	$886.1
Equal to 2% but less than 3%	162.9	77.9	65.8	76.1	382.7
Equal to 3% but less than 4%	571.3	36.9	0.7	—	609.0
Equal to 4% but less than 5%	2,670.5	—	—	—	2,670.5
5% or higher	86.9	—	—	—	86.9
Total	$3,528.3	$274.6	$555.9	$276.3	$4,635.2
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

Horace Mann Educators Corporation	28	Third Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	September 30, 2024	December 31, 2023
Balance, beginning of year	$3,294.1	$2,792.3
Deposits	195.1	234.2
Withdrawals	(210.9)	(213.4)
Net transfers	(15.0)	(15.5)
Fees and charges	(39.0)	(37.6)
Market appreciation (depreciation)	508.5	541.5
Other	—	(7.4)
Balance, end of period	$3,732.8	$3,294.1
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.

Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the three and nine months ended September 30, 2024 and 2023, respectively:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Balance, beginning of period	$(6.2)	$(3.6)	$(3.9)	$0.2
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	(6.8)	(3.2)	(4.5)	—
Changes in market risk benefits(1)	0.3	(1.3)	(2.0)	(4.5)
Balance, end of period(2)	$(6.5)	$(4.5)	$(6.5)	$(4.5)
Effect of changes in the instrument-specific credit risk	0.8	—	0.8	—
Balance, end of period	$(5.7)	$(4.5)	$(5.7)	$(4.5)
Net amount at risk(3)	$15.1	$37.6	$15.1	$37.6
Weighted-average attained age of contract holders	62	63	62	63
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

($ in millions)	As of September 30, 2024			As of December 31, 2023
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(8.5)	$2.9	$(5.7)	$(6.7)	$2.8	$(3.9)

Horace Mann Educators Corporation	29	Third Quarter 2024 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Deferred Acquisition Costs

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Three Months Ended September 30, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$23.0	$33.5	$5.6	$7.7	$17.8	$9.3	$212.4
Capitalizations	0.8	1.2	0.1	0.3	0.8	0.8	3.9
Amortization expense	(0.4)	(0.9)	(0.1)	(0.1)	(0.3)	(0.2)	(4.1)
Experience adjustment	—	—	—	(0.1)	—	—	(0.2)
Balance, end of period	$23.4	$33.8	$5.6	$7.8	$18.3	$9.9	$212.0

($ in millions)	Nine Months Ended September 30, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$22.3	$32.6	$5.7	$7.4	$16.8	$8.2	$214.0
Capitalizations	2.2	3.8	0.2	0.8	2.4	2.4	11.9
Amortization expense	(1.0)	(2.6)	(0.3)	(0.3)	(0.8)	(0.6)	(12.0)
Experience adjustment	(0.1)	—	—	(0.1)	(0.1)	(0.1)	(1.9)
Balance, end of period	$23.4	$33.8	$5.6	$7.8	$18.3	$9.9	$212.0

The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	September 30, 2024	December 31, 2023
Whole life	$23.4	$22.3
Term life	33.8	32.6
Experience life	5.6	5.7
Limited pay whole life	7.8	7.4
Indexed universal life	18.3	16.8
Supplemental health	9.9	8.2
Total annuities	212.0	214.0
Reconciling item(1)	34.6	29.3
Total	$345.4	$336.3
(1) Reconciling item relates to DAC associated with the Property & Casualty reporting segment.
The assumptions used to amortize DAC were consistent with the assumptions used to estimate LFPB for traditional and limited-payment contracts. The underlying assumptions for DAC and LFPB were updated at the same time.
In the third quarter of 2024 and 2023, the Company conducted a review of all significant assumptions and did not make any changes to future assumptions because actual experience for mortality and lapses was materially consistent with underlying assumptions.

Horace Mann Educators Corporation	30	Third Quarter 2024 Form 10-Q

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

($ in millions)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended September 30, 2024(1)
Net premiums written and contract deposits(2)	$427.6	$17.6	$6.3	$416.3
Net premiums and contract charges earned	296.0	13.1	6.2	289.1
Benefits, claims and settlement expenses	196.6	11.2	5.9	191.3

Three months ended September 30, 2023
Net premiums written and contract deposits(2)	$424.0	$16.5	$8.4	$415.9
Net premiums and contract charges earned	276.7	18.7	8.0	266.0
Benefits, claims and settlement expenses	205.2	9.1	3.1	199.2

Nine months ended September 30, 2024(1)
Net premiums written and contract deposits(2)	$1,227.8	$53.8	$21.4	$1,195.4
Net premiums and contract charges earned	877.1	52.7	20.8	845.2
Benefits, claims and settlement expenses	596.5	36.0	14.4	574.9

Nine months ended September 30, 2023
Net premiums written and contract deposits(2)	$1,186.5	$51.0	$28.2	$1,163.7
Net premiums and contract charges earned	812.3	57.2	27.5	782.6
Benefits, claims and settlement expenses	615.6	36.1	8.1	587.6
(1)    Direct amount is net of the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.

Horace Mann Educators Corporation	31	Third Quarter 2024 Form 10-Q

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
Summarized financial information for these segments is as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net premiums and contract charges earned
Property & Casualty	$187.3	$164.3	$539.7	$474.1
Life & Retirement	39.1	38.2	114.9	113.3
Supplemental & Group Benefits	62.7	63.5	190.6	195.2
Total	$289.1	$266.0	$845.2	$782.6

Net investment income
Property & Casualty	$8.8	$12.0	$30.6	$26.6
Life & Retirement	94.6	96.9	269.3	274.1
Supplemental & Group Benefits	10.1	10.3	28.4	28.5
Corporate & Other	0.1	0.2	0.1	0.2
Intersegment eliminations	(0.6)	(0.5)	(1.6)	(1.6)
Total	$113.0	$118.9	$326.8	$327.8

Net income (loss)
Property & Casualty	$10.6	$(11.3)	$12.6	$(44.3)
Life & Retirement	14.8	20.9	38.8	52.3
Supplemental & Group Benefits	14.8	15.8	39.9	41.6
Corporate & Other	(5.9)	(13.7)	(26.7)	(44.1)
Total	$34.3	$11.7	$64.6	$5.5

($ in millions)	September 30, 2024	December 31, 2023
Assets
Property & Casualty	$1,327.0	$1,218.1
Life & Retirement	11,893.3	11,365.0
Supplemental & Group Benefits	1,395.0	1,338.8
Corporate & Other	184.8	190.4
Intersegment eliminations	(86.5)	(62.4)
Total	$14,713.6	$14,049.9

Horace Mann Educators Corporation	32	Third Quarter 2024 Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities(1)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, July 1, 2024	$(370.4)	$95.3	$(7.6)	$(282.7)
Other comprehensive income (loss) before reclassifications	132.8	(73.5)	—	59.3
Amounts reclassified from AOCI(2)	0.4	—	—	0.4
Net current period other comprehensive income (loss)	133.2	(73.5)	—	59.7
Ending balance, September 30, 2024	$(237.2)	$21.8	$(7.6)	$(223.0)

Beginning balance, July 1, 2023	$(393.7)	$42.9	$(8.8)	$(359.6)
Other comprehensive income (loss) before reclassifications	(143.7)	90.7	—	(53.0)
Amounts reclassified from AOCI(3)	2.7	—	—	2.7
Net current period other comprehensive income (loss)	(141.0)	90.7	—	(50.3)
Ending balance, September 30, 2023	$(534.7)	$133.6	$(8.8)	$(409.9)

Beginning balance, January 1, 2024	$(328.3)	$21.9	$(7.6)	$(314.0)
Other comprehensive income (loss) before reclassifications	88.2	(0.1)	—	88.1
Amounts reclassified from AOCI(2)	2.9	—	—	2.9
Net current period other comprehensive income (loss)	91.1	(0.1)	—	91.0
Ending balance, September 30, 2024	$(237.2)	$21.8	$(7.6)	$(223.0)

Beginning balance, January 1, 2023	$(449.6)	$59.0	$(8.8)	$(399.4)
Other comprehensive income (loss) before reclassifications	(101.3)	74.6	—	(26.7)
Amounts reclassified from AOCI(3)	16.2	—	—	16.2
Net current period other comprehensive income (loss)	(85.1)	74.6	—	(10.5)
Ending balance, September 30, 2023	$(534.7)	$133.6	$(8.8)	$(409.9)
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(0.4) million and $(3.6) million, are included in Net investment gains (losses) and the related income tax benefits, $(0.1) million and $(0.8) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2024, respectively.
(3)The pretax amounts reclassified from AOCI, $(3.5) million and $(20.5) million, are included in Net investment gains (losses) and the related income tax benefits, $(0.7) million and $(4.3) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2023, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income (loss) in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	33	Third Quarter 2024 Form 10-Q

NOTE 9 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	September 30, 2024	December 31, 2023
Cash	$39.4	$29.0
Restricted cash	0.4	0.7
Total cash and restricted cash reported in the Consolidated Balance Sheets	$39.8	$29.7

($ in millions)	Nine Months Ended September 30,
	2024	2023
Cash paid for:
Interest	$25.1	$18.3
Income taxes	20.1	14.8
Non-cash activities were not material for the three and nine months ended September 30, 2024 and 2023, respectively.
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
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $467.0 million and $502.6 million as of September 30, 2024 and December 31, 2023, respectively.

Horace Mann Educators Corporation	34	Third Quarter 2024 Form 10-Q

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
Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Third Quarter 2024 Investor Supplement.
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

Horace Mann Educators Corporation	35	Third Quarter 2024 Form 10-Q

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
Consolidated Financial Highlights
(All comparisons vs. same periods in 2023, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2024-2023		Nine Months Ended September 30,		2024-2023
	2024	2023	% Change		2024	2023	% Change
Total revenues	$412.1	$378.7	8.8%		$1,186.2	$1,089.0	8.9%
Net income	34.3	11.7	193.2%		64.6	5.5	1,074.5%
Net Investment gains (losses), after tax	3.0	(6.6)	145.5%		0.1	(23.4)	100.4%
Per diluted share:
Net income	0.83	0.28	196.4%		1.56	0.13	1,100.0%
Net investment gains (losses), after tax	0.07	(0.16)	143.8%		—	(0.57)	100.0%
Book value per share					$31.60	$25.74	22.8%
Net income return on equity - last twelve months	8.8%	(1.0)%	9.8	pts	8.8%	(1.0%)	9.8	pts
Net income return on equity - annualized	11.0%	4.3%	6.7	pts	7.0%	0.7%	6.3	pts

For the three and nine months ended September 30, 2024, net income increased $22.6 million and $59.1 million primarily due to improved Property & Casualty segment results reflecting the effect of rate and non-rate underwriting actions as well as the impact of favorable prior years' reserve development and lower net investment losses in Corporate & Other.

Horace Mann Educators Corporation	36	Third Quarter 2024 Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2023, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2024-2023	Nine Months Ended September 30,		2024-2023
	2024	2023	% Change	2024	2023	% Change
Net premiums and contract charges earned	$289.1	$266.0	8.7%	$845.2	$782.6	8.0%
Net investment income	113.0	118.9	-5.0%	326.8	327.8	-0.3%
Net investment gains (losses)	3.8	(8.4)	145.2%	0.1	(29.7)	100.3%
Other income	6.2	2.2	181.8%	14.1	8.3	69.9%
Total revenues	412.1	378.7	8.8%	1,186.2	1,089.0	8.9%

Benefits, claims and settlement expenses	191.3	199.2	-4.0%	574.9	587.6	-2.2%
Interest credited	54.8	52.7	4.0%	161.5	152.1	6.2%
Operating expenses	82.9	75.7	9.5%	250.4	235.6	6.3%
DAC amortization expense	28.1	26.3	6.8%	82.1	75.4	8.9%
Intangible asset amortization expense	3.6	3.7	-2.7%	10.9	11.1	-1.8%
Interest expense	8.7	7.5	16.0%	26.1	21.1	23.7%
Total benefits, losses and expenses	369.4	365.1	1.2%	1,105.9	1,082.9	2.1%

Income before income taxes	42.7	13.6	214.0%	80.3	6.1	1,216.4%
Income tax expense	8.4	1.9	342.1%	15.7	0.6	2,516.7%
Net income	$34.3	$11.7	193.2%	$64.6	$5.5	1,074.5%

Net Premiums and Contract Charges Earned
For the three and nine months ended September 30, 2024, net premiums and contract charges earned increased $23.1 million and $62.6 million, as the Property & Casualty segment continues to implement and earn in rate and other actions.
Net Investment Income
For the three and nine months ended September 30, 2024, total net investment income decreased $5.9 million and $1.0 million. The decrease for the quarter is primarily due to lower returns for our limited partnership interests while the nine month variance is due to lower returns in our commercial mortgage loan funds in the first half of the year. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment yield, excluding limited partnership interests, pretax - annualized*	4.8%	4.5%	4.5%	4.6%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.8%	3.6%	3.6%	3.7%

The higher investment yields, excluding limited partnership interests, for the three months ended September 30, 2024 reflected stronger income from the fixed income portfolios. The lower investment yield for nine months ended September 30, 2024 are due to commercial mortgage loan fund returns that were below historic averages in the first six months of 2024 significantly offset by the stronger income from the fixed income portfolio.
During the three and nine months ended September 30, 2024, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio.

Horace Mann Educators Corporation	37	Third Quarter 2024 Form 10-Q

We continue to fund at levels that allow us to maintain our targeted allocation to commercial mortgage loan funds and limited partnership interests while maintaining balance between principal protection and risk.
Net Investment Gains (Losses)
For the three months ended September 30, 2024, total net investment losses decreased by $12.2 million. For the nine months ended, September 30, 2024, net investment losses decreased $29.8 million. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Credit loss and intent-to-sell impairments	$(0.7)	$(0.6)	$(0.7)	$(7.2)
Sales and other, net	0.1	(3.5)	(3.2)	(25.2)
Change in fair value - equity securities	5.2	(1.4)	5.7	5.3
Change in fair value and gains (losses) realized on settlements - derivatives	(0.8)	(2.9)	(1.7)	(2.6)
Net investment gains (losses)	$3.8	$(8.4)	$0.1	$(29.7)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the nine months ended September 30, 2024, other income increased $5.8 million, due to lower offsets compared to the prior year from an indemnification agreement associated with the employer-sponsored business line and the impact of strong financial markets on asset based fees.
Benefits, Claims and Settlement Expenses
Benefits, claims and settlement expenses declined $9.8 million for the three months ended September 30, 2024 as lower property & casualty underlying losses and recognition of favorable prior years' reserve development were partially offset by an increase in property catastrophe losses and life mortality. Benefits, claims and settlement expenses declined $12.7 million for the nine months ended September 30, 2024, primarily due to the impact of favorable property & casualty prior years' reserve development partially offset by an increase in life mortality.
Interest Credited
For the three and nine months ended September 30, 2024, interest credited increased $2.1 million and $9.4 driven primarily by higher credited rates on the retained annuity block along with higher interest rates on advances from the Federal Home Loan Bank of Chicago (FHLB). The net contribution from FHLB advances increased year over year as the higher interest credited rates were consistent with the higher earnings from the floating rate investments backing the program.
Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 3.1% and 2.8% as of September 30, 2024 and September 30, 2023, respectively.
Operating Expenses
For the three and nine months ended September 30, 2024, operating expenses increased 9.5% and 6.3%, reflecting inflation and investments being made in infrastructure.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For the three and nine months ended September 30, 2024, DAC amortization expense increased $1.8 million and $6.7 million, primarily due to premium increases in the Property & Casualty segment driving higher DAC asset levels partially offset by lower levels of write-offs in the Life & Retirement segment as annuity persistency has been stable in the current year.

Horace Mann Educators Corporation	38	Third Quarter 2024 Form 10-Q

Intangible Asset Amortization Expense
For the three and nine months ended September 30, 2024, intangible asset amortization expense was flat.
Interest Expense
For the three and nine months ended September 30, 2024, interest expense increased $1.2 million and $5.0 million, due to an increase in the interest rate as well as an increase in the level of debt associated with the issuance of the 2023 Senior Notes.
Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 19.6% and 9.8% for the nine months ended September 30, 2024 and 2023, respectively. Income from investments in tax-advantaged securities decreased the effective income tax rates by 2.8 and 35.0 percentage points for the nine months ended September 30, 2024 and 2023, respectively.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
As of September 30, 2024, our federal income tax returns for years prior to 2020 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2024
The following discussion provides forward-looking outlook information for our results of operations and capital position.
Consolidated Results
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2024 full year core earnings will be within a range of $2.40 to $2.70 per diluted share. This range is unchanged from the Outlook for 2024 we discussed in our Quarterly Report on Form 10-Q for the period ended June 30, 2024. These results anticipate the following:
•8% to 9% increase in net premiums and contract charges earned driven by Property & Casualty rate actions
•Net investment income in the range of $440 million to $450 million, which includes approximately $105 million of accreted investment income on the deposit asset on reinsurance in the Life & Retirement segment
•Approximately 6% increase in total Operating expense
•Approximately $35 million in corporate Interest expense included in results for the Corporate & Other segment
Property & Casualty Segment
In 2024, net income for Property & Casualty is anticipated to be in the range of $36 million to $39 million. Our outlook anticipates:
•Combined ratio near 100%
•Catastrophe loss assumption is now anticipated to be around 13% of net earned premiums
We continue to anticipate achieving a Property & Casualty combined ratio of 95-96% in 2025.

Horace Mann Educators Corporation	39	Third Quarter 2024 Form 10-Q

Life & Retirement Segment
In 2024, net income for Life & Retirement is estimated to be in the range of $50 million to $56 million. Our outlook anticipates:
•Spread on the fixed annuity business in the range of 180 to 190 basis points, below the target range of 220 to 230 basis points
•Mortality modestly higher than 2023
Supplemental & Group Benefits Segment
In 2024, net income for Supplemental & Group Benefits is anticipated to be in the range of $49 million to $52 million reflecting strong first-half performance. Our outlook anticipates:
•Claims utilization for supplemental and disability products increasing slightly from the first nine months of the year, leading to a segment benefit ratio closer to longer-term target of 43%
•Pretax profit on revenue of between 21% and 22%
As described in Application of Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see forward-looking information in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 concerning other important factors that could impact actual results. Our projections due not include a forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates in that Form 10-K within which we identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for fixed maturity securities
•Valuation of future policy benefit reserves
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
Compared to December 31, 2023, as of September 30, 2024, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.

Horace Mann Educators Corporation	40	Third Quarter 2024 Form 10-Q

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
(All comparisons vs. same periods in 2023, unless noted otherwise)
For the three and nine months ended September 30, 2024, net income reflected the following factors:
Three months ended:
•Increases in average written premium per policy
•Significantly lower underlying loss ratio*
•Favorable prior years' reserve development in auto and property
•Lower net investment income driven by limited partnership portfolio
Nine months ended:
•Increases in average written premium per policy
•Significantly lower underlying loss ratio*
•Favorable prior years' reserve development in auto and property
•Catastrophe losses lower than prior year
•Higher net investment income driven by fixed income portfolios

Horace Mann Educators Corporation	41	Third Quarter 2024 Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2024-2023		Nine Months Ended September 30,		2024-2023
	2024	2023	% Change		2024	2023	% Change
Underwriting Results
Net premiums written*	$212.3	$188.4	12.7%		$583.6	$508.4	14.8%
Net premiums earned	187.3	164.3	14.0%		539.7	474.1	13.8%
Losses and loss adjustment expenses
Current accident year before catastrophe losses	113.7	120.5	-5.6%		340.3	337.4	0.9%
Current accident year catastrophe losses	34.0	28.7	18.5%		91.1	92.6	-1.6%
Prior years' reserve development(1)	(13.0)	—	N.M.		(19.2)	—	N.M.
Total losses and loss adjustment expenses	134.7	149.2	-9.7%		412.2	430.0	-4.1%
Operating expenses, including DAC amortization expense	48.8	42.5	14.8%		144.2	128.5	12.2%
Underwriting gain (loss)	3.8	(27.4)	113.9%		(16.7)	(84.4)	80.2%
Net investment income	8.8	12.0	-26.7%		30.6	26.6	15.0%
Other income	0.6	0.8	-25.0%		1.9	2.3	-17.4%
Income (loss) before income taxes	13.2	(14.6)	190.4%		15.8	(55.5)	128.5%
Income tax expense (benefit)	2.6	(3.3)	178.8%		3.2	(11.2)	128.6%
Net income (loss)	10.6	(11.3)	193.8%		12.6	(44.3)	128.4%
Core earnings (loss)*	10.6	(11.3)	193.8%		12.6	(44.3)	128.4%

Operating Statistics:
Auto
Net premiums written*	$129.1	$118.3	9.1%		$368.1	$326.2	12.8%
Loss and loss adjustment expense ratio	66.4%	82.6%	-16.2	pts	70.1%	84.0%	-13.9	pts
Expense ratio	26.4%	26.1%	0.3	pts	26.7%	27.4%	-0.7	pts
Combined ratio:	92.8%	108.7%	-15.9	pts	96.8%	111.4%	-14.6	pts
Prior years' reserve development(1)	-6.7%	—%	-6.7	pts	-4.4%	—%	-4.4	pts
Catastrophe losses	1.6%	2.9%	-1.3	pts	2.0%	3.4%	-1.4	pts
Underlying combined ratio*	97.9%	105.8%	-7.9	pts	99.2%	108.0%	-8.8	pts
Property (excludes other liability)
Net premiums written*	$83.2	$70.1	18.7%		$215.6	$182.2	18.3%
Loss and loss adjustment expense ratio	81.6%	105.5%	-23.9	pts	86.9%	102.7%	-15.8	pts
Expense ratio	25.5%	25.5%	—	pts	26.8%	26.7%	0.1	pts
Combined ratio:	107.1%	131.0%	-23.9	pts	113.7%	129.4%	-15.7	pts
Prior years' reserve development(1)	-7.4%	—%	-7.4	pts	-2.6%	—%	-2.6	pts
Catastrophe losses	47.6%	43.7%	3.9	pts	43.9%	48.6%	-4.7	pts
Underlying combined ratio*	66.9%	87.3%	-20.4	pts	72.4%	80.8%	-8.4	pts

Household retention-LTM
Auto					86.6%	86.4%	0.2	pts
Property					90.1%	90.0%	0.1	pts
(1)    (Favorable) unfavorable.

Horace Mann Educators Corporation	42	Third Quarter 2024 Form 10-Q

The Property & Casualty segment three month net income of $10.6 million and nine month net income of $12.6 million, as well as the three month and nine month combined ratios of 97.9% and 103.1%, respectively, reflected the positive effect of rate and non-rate actions as well as positive prior years' reserve development. Net investment income for the three months of 2024 was $3.2 million lower driven by limited partnership portfolio returns while the nine month comparison was $4.0 million higher driven by the fixed income portfolio.
The current quarter reflects an increase in net premiums written of 12.7%, with average written premiums rising for both property and auto. Sales* were strong for the quarter, up 27.8% from the prior year, and household retention remains stable.
The three and nine month loss ratios decreased 18.9 points and 14.3 points, respectively, from last year. In addition, $13.0 million and $19.2 million of net favorable prior years' reserve development for the three and nine months of 2024 reduced the loss ratio 6.9 and 3.6 points, respectively. Catastrophe losses for the quarter were $34.0 million, pretax, contributing 18.1 points to the combined ratio. In total, there were 20 events designated as catastrophes by Property Claims Services (PCS) in this year’s third quarter. In the third quarter of 2023, catastrophe losses were $28.7 million, pretax, contributing 17.5 points to the combined ratio, from 25 PCS events.
The year-over-year increase in average written premiums for auto policies remained elevated in the third quarter at 16.4%, with retention declining slightly despite substantial rate increases. The third-quarter auto underlying loss ratio was 71.5%, improving 8.2 points from the prior year quarter, reflecting the benefit of rate and non-rate actions. The third quarter reported loss ratio benefited 6.7 points from favorable prior years' reserve development.
The year-over-year increase in average written premiums for property policies was 18.2% in the third quarter, as rate increases and inflation adjustments to coverage values continue to take effect and retention remains strong. The third-quarter property underlying loss ratio was 41.4%, a 20.4 point decrease from prior year reflecting the increase in average written premium and the elevated non-catastrophe weather losses in the prior year.
We continue to evaluate and implement actions to further mitigate our exposure and respond to rising weather trends. We are addressing the increased loss costs associated with the increased frequency of weather events in three ways: additional filed rate, product changes and enhanced modeling tools.

Horace Mann Educators Corporation	43	Third Quarter 2024 Form 10-Q

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
(All comparisons vs. same periods in 2023, unless noted otherwise)
For the three and nine months ended September 30, 2024, net income reflected the following factors:
•Annualized quarterly and nine month net interest spread on fixed annuities down 46 basis points and 59 basis points, respectively, due to higher interest credited rate on our retained block and lower returns on commercial mortgage loan funds during the first six months of 2024
•Benefits expense in Retirement benefited from a favorable market risk benefit adjustment in the prior year quarter
•Life mortality costs higher than prior year
•Net spread from FHLB funding agreements remained stable year over year as net investment income reflected higher earnings from the floating rate investments backing the program and interest credited reflected offsetting higher interest expense

Horace Mann Educators Corporation	44	Third Quarter 2024 Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended September 30,		2024-2023	Nine Months Ended September 30,			2024-2023
	2024	2023	% Change	2024	2023		% Change
Life & Retirement
Net premiums written and contract deposits*	$155.8	$154.8	0.6%	$421.0	$432.8		-2.7%
Revenues
Net premiums and contract charges earned	39.1	38.2	2.4%	114.9	113.3		1.4%
Net investment income	94.6	96.9	-2.4%	269.3	274.1		-1.8%
Other income	5.3	3.7	43.2%	14.7	12.1		21.5%
Total revenues	139.0	138.8	0.1%	398.9	399.5		-0.2%
Benefits and Expenses
Benefits and change in reserves	35.2	30.5	15.4%	96.1	91.0		5.6%
Interest credited	53.6	51.7	3.7%	158.0	149.4		5.8%
Operating expenses	26.1	23.7	10.1%	78.6	72.7		8.1%
DAC amortization expense	5.9	7.5	-21.3%	18.6	21.9		-15.1%
Intangible asset amortization expense	0.1	0.1	N.M.	0.2	0.2		—%
Total benefits and expenses	120.9	113.5	6.5%	351.5	335.2		4.9%
Income before income taxes	18.1	25.3	-28.5%	47.4	64.3		-26.3%
Income tax expense	3.3	4.4	-25.0%	8.6	12.0		-28.3%
Net income	14.8	20.9	-29.2%	38.8	52.3		-25.8%
Core earnings*	14.8	20.9	-29.2%	38.8	52.3		-25.8%
Adjusted core earnings*	15.1	20.0	-24.5%	37.3	49.0		-23.9%

Life policies in force (in thousands)				161	162		-0.6%
Life insurance in force				$20,903	$20,351		2.7%
Life persistency - LTM				96.0%	95.9%	0.1	pts

Annuity contracts in force (in thousands)				218	223		-2.2%
Horace Mann Retirement Advantage® contracts in force (in thousands)				21	19		10.5%
Cash value persistency - LTM				91.5%	91.7%	-0.2	pts

Life & Retirement segment net income for the three and nine months ended September 30, 2024, of $14.8 million and $38.8 million was down 29.2% and 25.8%, respectively, primarily due to a lower net interest spread and unfavorable benefits. The spread was affected by higher interest credited and lower returns related to commercial mortgage loan funds during the first six months of 2024. Benefits and change in reserves reflected a lower favorable market risk benefit adjustment compared to the prior year and higher mortality. While the net spread from our FHLB funding agreements remained stable compared with 2023, higher FHLB borrowing costs and increased advances drove the higher interest credited expense along with a higher interest credited rate on our retained block.
For the Retirement business, net annuity contract deposits were up 1.0% for the quarter at $126.8 million, while deposits to the retained 403(b) block remained stable. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, which provide encouraging cross-sell opportunities. Average persistency has declined slightly from the prior year.
Horace Mann currently has $5.5 billion in annuity assets under management, including $2.1 billion of fixed annuities, $3.0 billion of variable annuities and $0.4 billion of fixed indexed annuities. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, continue to benefit from the strong equity markets.
Life annualized sales* were $2.5 million, up 13.6% for the quarter and persistency remains strong. Life insurance in force rose to $20.9 billion at quarter-end.
We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We

Horace Mann Educators Corporation	45	Third Quarter 2024 Form 10-Q

estimate that over the next 12 months approximately $520.2 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.
As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $2.0 million in year one and $6.0 million in year two, reducing the annualized net interest spread on fixed annuities by approximately 7 basis points and 21 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to guaranteed minimum crediting rates.
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

(All comparisons vs. same periods in 2023, unless noted otherwise)
For the three and nine months ended September 30, 2024, net income reflected the following factors:
•Decline in premium due to run-off of an indemnified block of employer-sponsored products; net premiums earned increased 2.2% excluding the run-off for the nine months
•Higher benefits ratio for worksite direct products for the nine months reflecting the anticipated increase in utilization
•Higher benefits ratio for employer sponsored for three months driven by book of business in run-off but comparable benefit ratios for the nine months

Horace Mann Educators Corporation	46	Third Quarter 2024 Form 10-Q

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended September 30,		2024-2023		Nine Months Ended September 30,		2024-2023
	2024	2023	% Change		2024	2023	% Change
Supplemental & Group Benefits
Revenues
Net premiums and contract charges earned	$62.7	$63.5	-1.3%		$190.6	$195.2	-2.4%
Net investment income	10.1	10.3	-1.9%		28.4	28.5	-0.4%
Other income	(0.4)	(3.1)	87.1%		(4.6)	(8.2)	43.9%
Total revenues	72.4	70.7	2.4%		214.4	215.5	-0.5%
Benefits and Expenses
Benefits, settlement expenses and change in reserves	22.6	20.5	10.2%		70.1	69.3	1.2%
Operating expenses (including DAC amortization expense)	27.5	26.4	4.2%		82.8	82.3	0.6%
Intangible asset amortization expense	3.5	3.6	-2.8%		10.7	10.9	-1.8%
Total benefits and expenses	53.6	50.5	6.1%		163.6	162.5	0.7%
Income before income taxes	18.8	20.2	-6.9%		50.8	53.0	-4.2%
Income tax expense	4.0	4.4	-9.1%		10.9	11.4	-4.4%
Net income	14.8	15.8	-6.3%		39.9	41.6	-4.1%
Core earnings*	14.8	15.8	-6.3%		39.9	41.6	-4.1%
Adjusted core earnings*	17.6	18.7	-5.9%		48.4	50.2	-3.6%

Benefits ratio	36.0%	32.3%	3.7	pts	36.8%	35.5%	1.3	pts
Operating expense ratio	37.9%	37.3%	0.6	pts	38.6%	38.2%	0.4	pts
Pretax profit margin	26.0%	28.5%	-2.5	pts	23.7%	24.6%	-0.9	pts

Worksite direct products benefits ratio	27.8%	27.8%	—	pts	28.9%	26.7%	2.2	pts
Worksite direct premium persistency (rolling beginning 12 months)	91.5%	90.5%	1.0	pts	91.5%	90.5%	1.0	pts
Employer-sponsored products benefits ratio	43.6%	36.4%	7.2	pts	43.9%	43.1%	0.8	pts
Employer-sponsored covered lives (in thousands)					842	825	2.1%

Supplemental & Group Benefits segment net income for the three and nine months ended September 30, 2024, of $14.8 million and $39.9 million were down $1.0 million and $1.7 million, respectively. The worksite direct benefits ratio increased for the nine months reflecting the anticipated increase in utilization. The employer-sponsored benefit ratio was 0.8 points higher than the prior year due to the block of business in run-off and is offset in Other income due to the indemnification agreement related to the book in run-off. The non-cash impact of amortization of intangible assets under purchase accounting reduced core earnings by $3.6 million, pretax, in both years.
Total sales* for the nine months ended September 30, 2024 were $19.4 million with worksite direct product sales of $11.5 million and employer-sponsored products of $7.9 million. Worksite direct sales increased 7.5% and employer sponsored sales decreased 21.0%. Employer sponsored sales may vary significantly between comparable periods due to differences in average case size and specific timing of new cases can result in quarter over quarter variances. Persistency remains strong for the segment.

Horace Mann Educators Corporation	47	Third Quarter 2024 Form 10-Q

Corporate & Other
(All comparisons vs. same periods in 2023, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended September 30,		2024-2023	Nine Months Ended September 30,		2024-2023
	2024	2023	% Change	2024	2023	% Change
Revenues
Total revenues	0.2	0.5	-60.0%	0.6	0.7	-14.3%

Expenses
Interest expense	$8.7	$7.5	16.0%	$26.1	$21.1	23.7%
Other operating expenses	2.7	1.9	42.1%	8.3	5.7	45.6%
Total expenses	11.4	9.4	21.3%	34.4	26.8	28.4%
Loss before income taxes	(11.2)	(8.9)	-25.8%	(33.8)	(26.0)	-30.0%
Income tax benefit	(2.3)	(1.8)	-27.8%	(7.0)	(5.3)	-32.1%
Core loss* after tax	(8.9)	(7.1)	-25.4%	(26.8)	(20.7)	-29.5%
Net investment gains (losses), pretax	3.8	(8.4)	145.2%	0.1	(29.7)	100.3%
Tax on net investment gains (losses)	0.8	(1.8)	144.4%	—	(6.3)	100.0%
Net investment gains (losses), after tax	3.0	(6.6)	145.5%	0.1	(23.4)	100.4%
Net loss	(5.9)	(13.7)	56.9%	(26.7)	(44.1)	39.5%

For the three and nine months ended September 30, 2024, the net results improved $7.8 million and $17.4 million, respectively, primarily due to lower net investment losses partially offset by an increase in interest expense.
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

($ in millions)	Three Months Ended September 30,		2024-2023	Nine Months Ended September 30,		2024-2023
	2024	2023	% Change	2024	2023	% Change
Net investment income - managed investment portfolio	$87.2	$91.8	-5.0%	$249.8	$249.0	0.3%
Investment income - deposit asset on reinsurance	25.8	27.1	-4.8%	77.0	78.8	-2.3%
Total net investment income	113.0	118.9	-5.0%	326.8	327.8	-0.3%
Pretax net investment gains (losses)	3.8	(8.4)	145.2%	0.1	(29.7)	100.3%
Pretax net unrealized investment losses on fixed maturity securities				(301.8)	(680.0)	N.M

For the three and nine months ended September 30, 2024, net investment income from our managed investment portfolio decreased $4.6 million and increased $0.8 million, respectively. The decrease for the three months ended September 30, 2024 was primarily driven by lower returns in the limited partnership portfolio. The increase for the nine months ended September 30, 2024 reflected stronger income from the fixed income portfolios and the FHLB program, significantly offset by lower returns in the commercial mortgage loan fund portfolio. The nine month investment yield on the portfolio excluding limited partnership interests was 4.5%, with new money yields continuing to exceed portfolio yields in the core fixed maturity securities portfolio.

Horace Mann Educators Corporation	48	Third Quarter 2024 Form 10-Q

For the three and nine months ended September 30, 2024, pretax net investment losses decreased $12.2 million and $29.8 million, respectively. The decrease was due to a reduction in realized losses on dispositions of invested assets.
Pretax net unrealized investment losses on fixed maturity securities as of September 30, 2024 were down $115.8 million, or 27.7%, compared to December 31, 2023, primarily due to a decrease of 10 basis points in US Treasury rates and investment-grade credit spreads that were tighter by 10 basis points.
Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	September 30, 2024
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	158	$445.8	$490.6	$(44.8)
Miscellaneous	39	226.8	233.4	(6.6)
Insurance	58	172.9	181.3	(8.4)
Energy	87	145.9	153.6	(7.7)
HealthCare, Pharmacy	76	122.7	139.7	(17.0)
Utilities	76	115.1	128.5	(13.4)
Real Estate	35	88.6	94.1	(5.5)
Transportation	42	72.6	78.3	(5.7)
Consumer Products	55	69.2	80.7	(11.5)
Natural Gas	15	59.0	63.7	(4.7)
All other corporates(1)	298	425.9	461.0	(35.1)
Total corporate bonds	939	1,944.5	2,104.9	(160.4)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	240	484.3	514.7	(30.4)
Commercial(2)	161	332.5	348.4	(15.9)
Other	74	54.7	54.8	(0.1)
Municipal bonds(3)	583	1,215.7	1,258.7	(43.0)
Government bonds
U.S.	48	385.7	436.1	(50.4)
Foreign	3	16.4	17.1	(0.7)
Collateralized loan obligations(4)	312	810.1	809.3	0.8
Asset-backed securities	156	329.3	331.0	(1.7)
Total fixed maturity securities	2,516	$5,573.2	$5,875.0	$(301.8)

Equity securities
Non-redeemable preferred stocks	19	$69.2
Common stocks	4	1.7
Closed-end fund	1	18.0
Total equity securities	24	$88.9

Total	2,540	$5,662.1
(1)The All other corporates category contains 19 additional industry sectors. Food and beverage, technology, broadcasting and media, telecommunications, and retail represented $220.1 million of fair value at September 30, 2024, with the remaining 14 sectors each representing less than $36.0 million.
(2)At September 30, 2024, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 40.3% are tax-exempt and 77.2% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2024.
(4) Based on fair value, 95.7% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSO- S&P, Moody's, Fitch, Dominion, A.M. Best, Morningstar, Egan Jones and Kroll).

Horace Mann Educators Corporation	49	Third Quarter 2024 Form 10-Q

As of September 30, 2024, our diversified fixed maturity securities portfolio consisted of 3,860 investment positions, issued by 2,516 entities, and totaled approximately $5.6 billion in fair value. This portfolio was 93.9% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of September 30, 2024, 93.4% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		September 30, 2024
	December 31, 2023	September 30, 2024	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.2%	11.1%	$620.4	$634.7
AA(2)	42.1	41.5	2,314.5	2,476.9
A	17.7	19.8	1,101.0	1,128.1
BBB	21.6	21.5	1,198.9	1,270.2
BB	1.2	1.4	78.4	81.6
B	0.7	0.6	32.7	33.7
CCC or lower	0.1	0.1	3.2	4.1
Not rated(3)	5.4	4.0	224.1	245.7
Total fixed maturity securities	100.0%	100.0%	$5,573.2	$5,875.0
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	—	—	—
BBB	63.2	62.2	55.3
BB	12.4	12.9	11.5
B	—	0.1	0.1
CCC or lower	—	—	—
Not rated	24.4	24.8	22.0
Total equity securities	100.0%	100.0%	$88.9

Total			$5,662.1
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At September 30, 2024, the AA rated fair value amount included $385.69 million of U.S. Government and federally sponsored agency securities and $719.6 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSRO.

As of September 30, 2024, the fixed maturity securities portfolio had $388.8 million of pretax gross unrealized investment losses on $3,286.4 million of fair value related to 2,116 positions. Of the investment positions with gross unrealized losses, there were 320 trading below 80.0% of the carrying value as of September 30, 2024. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of September 30, 2024 as due to factors other than a credit loss. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment. See Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.
Unrealized investment losses declined due to a decrease in US Treasury rates and tighter credit spreads. As of September 30, 2024, the 10-year U.S. Treasury yield decreased 10 basis points since December 31, 2023, declining from 3.88% as of December 31, 2023 to 3.78% as of September 30, 2024. Credit spreads were tighter during the same time period, with investment grade and high yield tighter by 10 and 28 basis points, respectively. As of September 30, 2024, investment grade and high yield total returns were up 5.3% and 8.0%, respectively, since December 31, 2023.

Horace Mann Educators Corporation	50	Third Quarter 2024 Form 10-Q

Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the three and nine months ended September 30, 2024. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates presented in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

($ in millions)	Nine Months Ended September 30,		2024-2023
	2024	2023	% Change
Net cash provided by operating activities	$258.6	$199.2	29.8%
Net cash used in investing activities	(131.4)	(85.6)	53.5%
Net cash used in financing activities	(117.1)	(121.9)	-3.9%
Net decrease in cash	10.1	(8.3)	-221.7%
Cash at beginning of period	29.7	42.8	-30.6%
Cash at end of period	$39.8	$34.5	15.4%
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
For the nine months ended September 30, 2024, net cash provided by operating activities increased $59.4 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $(131.4) million and $(85.6) million, respectively.
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

Horace Mann Educators Corporation	51	Third Quarter 2024 Form 10-Q

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
For the nine months ended September 30, 2024, net cash used in financing activities increased $4.8 million compared to the prior year period, primarily due to a $42.9 million decrease in cash outflows from the deposit asset on reinsurance and a $115.0 million increase in net cash inflow from reverse repurchase agreements partially offset by a $57.0 million net reduction in net cash inflows (advances less repayments) from FHLB funding agreements and a $48.7 million net reduction in cash inflows related to issuing Senior Notes of $297.7 million and repaying outstanding borrowing under our Revolving Credit Facility of $249.0 million in 2023.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Nine Months Ended September 30,		2024-2023	2024-2023
	2024	2023	$ Change	% Change
Balance at beginning of the period	$904.5	$792.5	$112.0	14.1%
Advances received from FHLB funding agreements	225.0	201.5	23.5	11.7%
Principal repayments on FHLB funding agreements	(170.0)	(89.5)	(80.5)	89.9%
Balance at end of the period	$959.5	$904.5	$55.0	6.1%

Horace Mann Educators Corporation	52	Third Quarter 2024 Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑
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

Horace Mann Educators Corporation	53	Third Quarter 2024 Form 10-Q

As of September 30, 2024, we held $1.1 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2024 from all of our insurance subsidiaries without prior regulatory approval is $112.3 million, excluding the impact and timing of prior dividends, of which $73.0 million was paid during the nine months ended September 30, 2024. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
Total capital was $1,833.7 million as of September 30, 2024, including $546.7 million of long-term debt. Total debt represented 29.8% of total capital including net unrealized investment losses on fixed maturity securities (26.7% excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributable to discount rates*) as of September 30, 2024, which was slightly above our long-term target of 25.0% for our debt to capital ratio excluding net unrealized investment gains (losses) and net reserve remeasurements attributable to discount rate.
Shareholders' equity was $1,287.0 million as of September 30, 2024, including net unrealized investment losses on fixed maturity securities of $237.2 million after taxes. The market value of our common stock and the market value per share were $1,423.4 million and $34.95, respectively, as of September 30, 2024. Book value per share and adjusted book value per share* was $31.60 and $36.89, respectively, as of September 30, 2024.
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of September 30, 2024 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this Quarterly Report on Form 10-Q.
Total dividends paid to shareholders was $41.7 million for the nine months ended September 30, 2024. In March, May and September of 2024, the Board of Directors (Board) approved regular quarterly dividends of $0.34 per share.
For the nine months ended September 30, 2024, we repurchased 256,159 shares of our common stock at an average price per share of $33.33 under our share repurchase program. See Part II - Item 8, Note 12 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information. As of September 30, 2024, $26.3 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	54	Third Quarter 2024 Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	September 30, 2024	December 31, 2023
Short-term debt
Revolving Credit Facility	Variable	2026	$—	$—
Long-term debt(1)
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.4 and $0.5 and unamortized debt issuance costs of $2.5 and $2.8	7.25%	2028	297.1	296.7
4.50% 2015 Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.1 and $0.2 and unamortized debt issuance costs of $0.3 and $0.5	4.50%	2025	249.6	249.3
Total			$546.7	$546.0
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
The net proceeds from the sale of the 2023 Senior Notes were used to fully repay the $249.0 million balance on the Revolving Credit Facility with remaining net proceeds from the sale to be used for general corporate purposes. As of September 30, 2024, we had $325.0 million available on the Revolving Credit Facility, with an interest rate based on SOFR plus 115 basis points plus the applicable benchmark adjustment spread. The Revolving Credit Facility expires on July 12, 2026. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of September 30, 2024.
As of September 30, 2024, we had outstanding $250.0 million aggregate principal amount of 4.50% senior notes (2015 Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the 2015 Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the 2015 Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. The 2015 Senior Notes are traded in the open market (HMN 4.50).
As of September 30, 2024, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
We had an obligation for securities sold under reverse repurchase agreements of $45.0 million at September 30, 2024 compared to no reverse repurchase agreements outstanding at December 31, 2023.
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

Horace Mann Educators Corporation	55	Third Quarter 2024 Form 10-Q

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries, each of which is rated at the same level as our Property & Casualty and Life & Retirement subsidiaries. Assigned ratings and respective affirmation/review dates as of October 31, 2024 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	8/22/2024
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		8/22/2024
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		8/22/2024
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A	(stable)	N.A.		8/22/2024
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		8/22/2024
Fitch
HMEC (parent company)			BBB	(stable)	8/29/2024
HMEC's Life Group	A	(stable)			8/29/2024
HMEC's P&C Group	A	(stable)			8/29/2024
Moody's
HMEC (parent company)			Baa2	(negative)	4/1/2024
HMEC's Life Group	A2	(negative)			7/24/2024
HMEC's P&C Group	A2	(negative)			4/1/2024
S&P	A	(stable)	BBB	(stable)	1/30/2024
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

Horace Mann Educators Corporation	56	Third Quarter 2024 Form 10-Q

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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2024. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
During third-quarter 2024, the Company implemented a new financial system including the general ledger and financial reporting tools to provide advanced data analytic capabilities and improve efficiency of the financial reporting process. This initiative was not undertaken in response to any actual or perceived deficiencies or to remedy any gaps or weaknesses in the Company's internal control over financial reporting. Concurrent with the implementation, changes were made to the relevant business processes and the related control activities over the implementation in order to maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Horace Mann Educators Corporation	57	Third Quarter 2024 Form 10-Q

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
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (Program). The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended September 30, 2024, we repurchased shares under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1 - 31	81,072	$32.89	81,072	$27.5	million
August 1 - 31	34,126	33.36	34,126	$26.3	million
September 1 - 30	179	33.02	179	$26.3	million
Total	115,377	$33.33	115,377	$26.3	million
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
During the three months ended September 30, 2024, Beverley McClure adopted a new 10b5-1 plan. The Plan was adopted on August 12, 2024. The Plan expires on the earlier of April 4, 2025, or upon execution of all trades or expiration of all orders relating to such trades. The Plan allows for the sale of up to 11,267 shares.
During the three months ended September 30, 2024, no other director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Horace Mann Educators Corporation	58	Third Quarter 2024 Form 10-Q

ITEM 6. I Exhibits
The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

(3) Articles of incorporation and bylaws:

3.1
Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the "SEC") on August 14, 2003.

3.2	2024 Amended and Restated Bylaws of HMEC, incorporated by reference to Exhibit 3.1 to HMEC’s 8-K filing filed with the SEC on September 23, 2024.

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

Horace Mann Educators Corporation	59	Third Quarter 2024 Form 10-Q

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

Horace Mann Educators Corporation	60	Third Quarter 2024 Form 10-Q

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

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

Horace Mann Educators Corporation	61	Third Quarter 2024 Form 10-Q

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

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Horace Mann Educators Corporation	62	Third Quarter 2024 Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	63	Third Quarter 2024 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 4, 2024	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 4, 2024	/s/ Ryan E. Greenier

Ryan E. Greenier
Executive Vice President and
Chief Financial Officer

Date	November 4, 2024	/s/ Kimberly A. Johnson

Kimberly A. Johnson
Senior Vice President, Controller and
Principal Accounting Officer

Horace Mann Educators Corporation	64	Third Quarter 2024 Form 10-Q