Form 10-K
period 2024-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2025-02-28
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2024, was $1,278.4 million.
As of February 14, 2025, the registrant had 40,871,981 shares of Common Stock, par value $0.001 per share, outstanding.
Documents Incorporated by Reference
Certain portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

HORACE MANN EDUCATORS CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2024

PART I
ITEM 1. I Business
Introduction
Measures within this Annual Report on Form 10-K that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within Part I of this Annual Report on Form 10-K. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Fourth Quarter 2024 Investor Supplement.
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
HMEC was formed as an insurance holding company, and products and services were offered through its subsidiaries, which included: Horace Mann Insurance Company (HMIC), Teachers Insurance Company (TIC), Horace Mann Property & Casualty Insurance Company (HMP) and Horace Mann Life Insurance Company (HML). HMIC, the initial property and casualty insurer, was originally incorporated as the Swiss National Insurance Company, U.S.A. and commenced business on Dec. 23, 1963. The present name, Horace Mann Insurance Company, was adopted on Nov. 2, 1967.
In 1968, INA Corporation (INA), a Philadelphia-based insurance and financial services corporation, acquired a 25% interest in Horace Mann. In 1974, INA began increasing its holdings of Horace Mann and by January 1975 had acquired the entire company. In 1982, INA Corporation merged with Connecticut General Corporation, forming a new holding company known as CIGNA Corporation (CIGNA). In August 1989, an investor group directed by Gibbons, Green, van Amerongen, L.P. (subsequently Gibbons, Goodwin, van Amerongen) (GGvA) and certain members of the Company's senior management acquired what is now known as HMEC from CIGNA.
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
Today, we are proud to be the largest multiline financial services company focused on helping America’s educators and others who serve their communities achieve lifelong financial success. Our individual solutions include auto insurance, homeowners insurance, life insurance, retirement solutions and supplemental health insurance. We also provide group benefits for disability, life and supplemental health. We have three reporting segments: Property & Casualty, Life & Retirement, and Supplemental & Group Benefits.
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
On June 10, 2024, our Chief Executive Officer (CEO) submitted the Annual Section 12(a) CEO Certification to the NYSE without any qualifications. We filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2023, the CEO and Chief Financial Officer (CFO) certifications required under Section 302 of the Sarbanes-Oxley Act.
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
A major motivator for people choosing careers in education is its intangible rewards: The ability to make a difference in students’ lives and contribute to the greater good. As the U.S. population increases, the need for educator positions grows proportionally. However, 86% of U.S. K-12 public schools reported challenges hiring teachers for the 2023-24 school year, according to data from the National Center for Education Statistics (NCES), the statistical center of the U.S. Department of Education's Institute of Education Sciences (IES).

2 Annual Report on Form 10-K	Horace Mann Educators Corporation

The NCES reported that the biggest barriers to hiring teachers were too few candidates applying for open positions (cited by 70 percent of public schools) and a lack of qualified applicants applying for open positions (cited by 66 percent). Horace Mann research also indicates challenges to hiring and retention that include the burden of financial stress, heavier workloads due to the current U.S. educator shortage, and conflicting expectations of parents, administrators and lawmakers, which are driving more professionals out of the job they love.
Horace Mann's research indicated that more than a quarter of educators would be more likely to stay in their job if they felt more financially secure. We provide solutions that help administrators attract and retain employees by adding or improving benefit packages, and we provide individual products and services for educators to protect what they have today or prepare for a successful future.
Our partnerships with a diverse group of national, state and local education associations also supports recruiting and retention. Working closely with the educational community helps us to identify emerging educator financial wellness issues and build solutions to address them.
We believe our niche market strategy, combined with our Company's 80-year history serving the education market, helps us succeed in a highly competitive environment. Our solutions orientation for educators, school districts, and other partners focuses on our products and services, distribution, and infrastructure (PDI).
Products and services
We help K-12 educators achieve their financial goals through a variety of products and services tailored to meet their unique needs.
Individual protection and savings solutions include auto insurance, property insurance, liability insurance, 403(b) retirement plans, mutual funds, life insurance, student loan solutions, credit monitoring and financial wellness workshops.
Employer-and employee-paid protection products include life insurance, group long- and short-term disability, supplemental cancer, supplemental heart, supplemental disability, supplemental accident and supplemental hospital indemnity. Group products may be paid for by the employer or provided as optional benefits for employees to purchase, which provides the opportunity for a school, district or association to make valuable financial protection benefits directly available to employees.
Distribution
Horace Mann provides knowledgeable, trusted distribution channels to meet educators how, when, and where they want to engage with us.
•Agents, brokers and benefit specialists: For individual products and solutions, our exclusive agency force partners with their local educational community as a trusted advisor in financial wellness. Educators have specific financial challenges, such as navigating individual state teacher retirement systems, student loan debt, and personal spend on classroom supplies. Horace Mann shares financial education resources and specific programs to help educators address these challenges. This trusted adviser model builds particularly strong brand loyalty and affinity.
Similarly, broker partners and benefit specialists bring employer-sponsored solutions to employer-decision-makers as part of the benefit design process. Our understanding of the educational market and specialized solutions package allows us to help brokers design custom solutions that support recruitment and retention. We also reach adjacent public sector markets, including firefighters and municipal employers that had been served for decades by NTA and Madison National.
•Direct and digital: Industry studies indicate that consumers research and shop for insurance using multiple outlets. Approximately 90% of prospects research P&C insurance online, however 60% choose to purchase from an agent. The more complex the product, the more likely people are to work with an agent. Our strengthened direct capabilities, available online or by phone, allow us to respond to questions or bind coverage when customers prefer that interaction.
We continue to enhance our digital capabilities. Through sophisticated digital marketing strategies, more and more educators are visiting the Horace Mann website to explore our solutions. We’ve also invested

Horace Mann Educators Corporation	Annual Report on Form 10-K 3

in our online quoting capabilities, allowing website visitors to start and complete auto, property and life quotes online.
Infrastructure
We continue to invest in our Information Technology infrastructure to support ease of doing business through a modern, scalable environment. Two focus areas include:
•Data Enlightenment - harnessing our robust, 80-year history of data to quickly drive data-driven decisions and actions.
•Digital Transformation - transforming our end-to-end digital experience through modern tools and concepts.
Three key projects that are tangible results of these focus areas include:
•Guidewire property and casualty platform, which increases customer convenience through capabilities such as e-signatures, real-time policy issuance and changes, coverage comparison features and consolidated billing.
•LifePro administration system for our life, retirement, annuity and supplemental products, which offers substantial benefits in terms of customer experience and operating efficiencies.
•Workday Financials system, which provides an integrated, end-to-end Corporate financial process platform to efficiently support our company’s growth.
Moving forward, our infrastructure investments will use Generative AI (GenAI) to drive operational excellence, elevate customer experiences, streamline workflows, and unlock sustainable growth. In 2024, we employed a no-risk approach to pilots, aligning with the National Institute of Standards and Technology framework and anticipated emerging regulatory requirements. This ensures we remain proactive and responsible in managing AI-related risks, and reflects our commitment to ethics, security and customer trust. In 2025, we will focus on expanding GenAI adoption across the company while maturing our AI risk framework to support innovation at scale. Efficiencies gained through our technology infrastructure will be reinvested to fund growth initiatives.
Human Capital Resources
Horace Mann has approximately 1,750 employees that work in four offices across the United States, including Springfield, Ill., Dallas, Tx., Madison, Wisc., and Cherry Hill, N.J., and throughout the country as part of our remote workforce.
Human Capital Oversight
Our primary purpose is to attract, develop, retain, and engage talent in alignment with the organization's strategic goals. We establish policies and practices that enhance organizational performance, foster inclusion and engagement, and increase retention. A few of our key organizational policies include our Code of Conduct and Human Rights Statement.
The Board of Directors' Compensation Committee oversees human capital management strategies. Our Chief Human Resources Officer (CHRO) is the Executive Officer directly responsible for Human Capital Management. The CHRO regularly engages with senior management and the Board of Directors to discuss topics involving talent acquisition, employee retention, employee engagement, total rewards, and development.
Our Culture
Horace Mann fosters a collaborative and inclusive organizational culture for all our employees, focusing on talent attraction and retention, employee engagement, inclusive education and building cultural competence, community connections, and workforce development.

4 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Employee Engagement
We complete full, biennial employee engagement surveys as well as pulse surveys during the year to gauge employee feedback on our Total Rewards package, company culture, inclusive efforts, wellness and organizational goals. We take appropriate actions to respond to the feedback collected. In 2024, 74% of employees participated in our biennial employee experience survey. Employees identified manager trust and support, flexibility and inclusion as strengths. Areas where employees encouraged additional focus were total rewards enhancements, communication channels, recognition, and strategic alignment. Leaders are working with their teams on action plans that would make positive impacts in the area of focus.
Valuing our Workforce
Our employee led cross-functional council has two executive sponsors: our CHRO, and our Executive Vice President and General Counsel and specific council efforts are led by our Vice President of Talent and Culture.
Horace Mann maintains three employee resources groups, including Women’s Professional Network, Men’s Professional Network, and Allyship. These groups focus on mentorship, inclusion, community support, and awareness, and are open to all employees.
Horace Mann has been named to the Bloomberg Gender-Equality Index every year (2019-2023), which recognizes corporate commitment to transparency in gender reporting and advancing women’s equality. Employee demographic information is available in the Corporate Social Responsibility section of the Horace Mann website.
Community Connections
Many of our employees are active in their communities and are committed to charitable causes. To support employees and the causes important to them, the Horace Mann Educators Foundation matches employee donations up to $1,000 per employee to eligible nonprofits annually. In addition, the Foundation holds a Choose a Cause campaign in the fourth quarter, in conjunction with Giving Tuesday, where employees can vote for nonprofits in their communities and the top nonprofits are invited to apply for Foundation grants.
Talent Development and Performance
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
Our new leadership capability model, encompassing five core competencies of Inspire, Enable, Clarify, Drive and Connect, designed to empower leaders to excel in their roles, has been the focus of this year's targeted training initiatives and will be integrated into future performance review processes to reinforce leadership excellence.
Employees and leaders follow a standard performance calendar that calls for quarterly discussions to benchmark progress and identify developmental opportunities and potential career paths. In 2025, we will enhance our performance review process by introducing a more structured and comprehensive year-end review. This approach will help us better align individual contributions with goals and values while ensuring a holistic evaluation of performance and potential.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 5

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
Work/Life Flexibility
Under our hybrid workforce model, more than 70% of our employees have the opportunity to work remotely for part or all of their work week. This approach enhances work-life balance while maintaining high levels of productivity. Our recent employee experience survey found that 87% of employees agree they have the flexibility they need to balance work and personal responsibilities at Horace Mann.
Reporting Segments
In 2024, we conducted our business in two divisions. The Retail Division is made up of the Property & Casualty and Life & Retirement reporting segments, while the Worksite Division consists entirely of the Supplemental & Group Benefits reporting segment. The Corporate & Other reporting segment includes capital-raising activities and corporate-level transactions, as well as legacy non-core commercial liability.
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
345,593 auto risks in force and
166,991 property risks in force at December 31, 2024.
Geographic distribution
Our Property & Casualty business is geographically diversified. For the year ended December 31, 2024, based on direct premiums for all product lines, the top five states and their portion of total direct insurance premiums were California, 13.1%; Texas, 9.3%; North Carolina, 7.8%; Minnesota, 6.1%; and Georgia, 4.9%.
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
$741.5 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our Property & Casualty subsidiaries are licensed to write business in 48 states and the District of Columbia.

Horace Mann Educators Corporation	Annual Report on Form 10-K 7

Catastrophe Losses (Pretax)(1)
The number of catastrophe events and the level of catastrophe losses can fluctuate significantly from year to year. Our catastrophe losses for the last five years are shown in the following table ($ in millions).

Year	Month	Event Description	States/Region	Total
2024				$94.9
	September	Hurricane Helene	AL, FL, GA, IN, KY, NC, OH, SC, TN, VA, WV	27.8
		Other single events less than $5.0 million		67.1
2023				$97.6
	March	Wind and Thunderstorm	AL, GA, IN, KY, MS, NC, OH, OK, PA, TN, TX, VA	5.8
	May	Wind and Thunderstorm	CO, FL, GA, KS, MO, NC, ND, OK, SC, TN, TX, VA	5.2
	June	Wind and Thunderstorm	AL, AR, CO, FL, GA, KY, LA, MS, OK, SC, TN, TX	5.1
	June	Wind and Thunderstorm	AR, CO, GA, IA, IN, KY, MD, MI, NC, NE, NH, NY, PA,TN, TX, VA, WY	7.6
		Other single events less than $5.0 million		73.9
2022				$80.0
	May	Wind and Thunderstorm	MN, WI	5.5
	May	Wind and Thunderstorm	MN, NE, SD, WI	7.0
	May	Wind and Thunderstorm	MI, MN, NJ, OH, PA, TX, WI	7.4
	December	Winter Storm Elliott	Northern Plains, Midwest and North East	8.1
		Other single events less than $5.0 million		52.0
2021				$78.2
	February	Winter Storm Viola	AR, IL, LA, MO, OK, TN. TX	5.1
	August	Hurricane Ida	AL, AK, CT, DE, DC, FL, GA, KY, LA, MD, MA, MS, NJ, NU, NC, PA, RI, TN, VI, WV	24.0
	December	Wildfire Marshall	CO	5.3
		Other single events less than $5.0 million		43.8
2020				$84.4
	August	Derecho	IA, IL, IN, KS, MI, MN, MO, NE, OH, SD, WI	6.5
	August	Hurricane Laura	AR, LA, MS, TN, TX	9.5
	October	Hurricane Delta	AL, AR, GA, LA, MS, NC, SC, TX	3.3
	October	Hurricane Zeta	AL, GA, LA, MS, NC, SC	2.7
		Other single events less than $5.0 million		62.4
(1)    Net of reinsurance and before income tax benefits. Includes allocated loss adjustment expenses.

Fluctuations in catastrophe losses impact a property and casualty insurance company's claims and claim adjustment expenses incurred.

8 Annual Report on Form 10-K	Horace Mann Educators Corporation

Claims and Claim Expenses Incurred(1), 2022 - 2024 ($ in millions)
(1)    Claims and claim expenses incurred include the impact of prior years' reserve development as quantified in Property & Casualty reserves. Catastrophe totals are net of reinsurance and before income tax benefits.
Property & Casualty Reserves
Property & Casualty unpaid claims and claim expense reserves (reserves) represent management's best estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims that have been incurred but not yet reported (IBNR). We calculate and record a single best estimate of the reserve as of each reporting date in conformity with actuarial standards of practice. We engage an independent property and casualty actuarial consulting firm to prepare an independent study of our Property & Casualty reserves as of December 31 of each year. For additional information regarding the process used to estimate Property & Casualty reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending Property & Casualty insurance claims and claim expense reserves and prior years' reserve development recorded in each of the three years ended December 31, 2024, see Part I - Item 1A - Risk Factors - "Our property and casualty loss reserves may not be adequate", Part II - Item 7, Application of Critical Accounting Estimates and Results of Operations for the Property & Casualty Segment, and Part II - Item 8, Note 5 in the Consolidated Financial Statements of this Annual Report on Form 10-K.
All of our reserves for Property & Casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on the reserves.
Property & Casualty Reinsurance
All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge us from primary liability for the full amount of our risks, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Past due reinsurance recoverables as of December 31, 2024 were not material.
We maintain catastrophe excess of loss reinsurance coverage. For 2024, our catastrophe excess of loss reinsurance coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund. For 2024, our retention was $35.0 million and the catastrophe excess of loss reinsurance coverage provided 89% coverage for the layer of $25.0 million excess of $35.0 million, 90% coverage for the layer of $35.0 million excess of $60.0 million, and 92% coverage for the layer of $90.0 million excess of $95.0 million. For 2025, our retention will remain at $35.0 million and the catastrophe excess of loss reinsurance coverage will provide 95% coverage for the layer of $25.0 million excess of $35.0 million, 95% coverage for the layers of $35.0 million excess of $60.0 million, and $90.0 million excess of $95.0 million.
The following table identifies our most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (A.M. Best) and Standard & Poor's Global Inc. (S&P) as of January 1, 2025. No other single reinsurer's

Horace Mann Educators Corporation	Annual Report on Form 10-K 9

percentage participation in 2025 or 2024 exceeds 5%. We monitor reinsurers' financial strength by reviewing A.M. Best and S&P ratings. For 2025 and 2024, all catastrophe reinsurance participants have an AM Best or S&P rating of A- or higher.

A.M. Best Rating	S&P Rating	Reinsurer	Parent	2025	2024
A	A+	Lloyd's of London Syndicates		18.2%	16.8%
A+	AA-	Swiss Re Underwriters Agency, Inc.	Swiss Reinsurance Company, Ltd.	13.0%	12.0%
A++	A++	Transatlantic Reinsurance Company	Berkshire Hathaway, Inc.	11.1%	11.1%
NR	A+	R+V Versicherung AG	DZ BANK AG	9.0%	9.0%
A+	A+	Everest Reinsurance Company	Everest Re Group, Ltd.	7.9%	7.5%
A	AA+	SCOR Global P&C SE	SCOR SE	6.5%	6.5%
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
For liability coverages in 2024, we reinsured each loss above a retention of $5.0 million per occurrence up to $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or risks issued by us to be involved in the same loss occurrence for coverage to apply. The clash event coverage is unchanged for 2025.
We market personal lines excess liability risks. The limits of these risks are $1.0 million to $5.0 million in excess of $0.5 million of underlying auto and homeowners liability coverage. In 2024, we reinsured risks on a quota share basis with Renaissance Reinsurance who assumes 25% of losses, including allocated loss adjustment expenses and premiums for all states. Policies written in 2025 will be subject to a 25% quota share with Renaissance Reinsurance and 25% quota share with Swiss Reinsurance.
For auto insurance sold in Michigan, Personal Injury Protection (PIP) unlimited coverage is offered in compliance with Michigan state law. For these risks with unlimited coverage, we participate in the Michigan Catastrophic Claims Association (MCCA). For risks issued in 2024, MCCA reimbursed PIP losses including allocated loss adjustment expenses in excess of $0.6 million.
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

In 2024, 46.7% of net annuity contract deposits* were for 403(b) tax-qualified annuities. At year-end 2024, 55.7% of accumulated annuity value on deposit was 403(b) tax-qualified. To further assist registered representatives in delivering our value proposition, we have entered into third-party vendor agreements to market 529 college savings programs and provide brokerage clearing arrangements.
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
During 2024, the average face amount of individual life insurance policies issued by us was approximately $204,000 and the average face amount of individual life insurance policies in force at December 31, 2024 was approximately $130,000. Life insurance in force rose to $21.1 billion at year-end.

Horace Mann Educators Corporation	Annual Report on Form 10-K 11

Retirement assets under management
We market both fixed and variable annuity contracts, primarily on a tax-qualified basis. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2024 was $5.5 billion, net of reinsurance.
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

218,607 annuity contracts in force at December 31, 2024.

Variable annuities combine a fixed account option with equity-linked and bond-linked sub-account options. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, contractholders are able to choose the investment mix that matches their personal risk tolerance and retirement goals. As of December 31, 2024, we had 117 variable sub-account options including funds managed by some of the larger participants in the mutual fund industry.
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
Retirement assets under administration
In addition to annuities, we market the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans. This platform combines a wide array of mutual funds integrated with a group unallocated fixed annuity stable value fund. This platform provides us with greater flexibility to offer customized 403(b)(7) and other qualified plan solutions to better meet the needs of school districts and other non-for-profit plan sponsors. In 2019, we acquired a recordkeeping administrator, Benefit Consultants Group, Inc. (BCG) and we migrated the administration of our Horace Mann Retirement Advantage® platform from a third-party vendor to the BCG platform. We offer our group unallocated fixed annuity and Horace Mann Stable Value Solution, as an option within a number of the 401(k) plans administered by BCG. BCG had $1.0 billion of recordkeeping assets under administration as of December 31, 2024.

12 Annual Report on Form 10-K	Horace Mann Educators Corporation

Retirement Assets Under Administration, 2022 - 2024 ($ in billions)
Geographic distribution
Our Life & Retirement business is geographically diversified. For the year ended December 31, 2024, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct premiums and contract deposits were Pennsylvania 8.5%; Minnesota, 6.4%; North Carolina 6.0%; Texas, 5.5%; and Indiana, 5.3%.
Competition
National providers of annuities and other financial service platforms that serve the retirement needs of educators and others that serve the community, include AXA; Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company; Security Benefit; Teachers Insurance and Annuity Association – College Retirement Equities Fund; The Variable Annuity Life Insurance Company, a subsidiary of Corebridge Financial; and Voya Financial, Inc. Select mutual fund families and financial planners also compete in this marketplace.
We believe that our principal competitive advantages in the sale of retirement products and life insurance are school-based sales and service, product features, perceived stability of the insurer, price, overall service and name recognition.
$608.9 million in direct premiums and contract deposits, defined as premiums collected before reinsurance as determined under statutory accounting principles. Our principal life subsidiary is licensed to write business in 49 states and the District of Columbia.
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
Life Reinsurance
The maximum individual life insurance risk retained by our Life segment is $500,000 on any individual life. The excess of the amounts retained are reinsured with life reinsurers that are rated A (Excellent) or above by A.M. Best. We also maintain a life catastrophe reinsurance program. In 2024, we reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. For 2025, our catastrophe risk coverage is unchanged. Our life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
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

270,855 total worksite direct policies in force and 838,003 total employer-sponsored covered lives at December 31, 2024

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
$159.4 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our principal employer-sponsored insurance subsidiary is licensed to write business in 49 states, the U.S. Virgin Islands and the District of Columbia.
$121.8 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our principal worksite direct insurance subsidiary is licensed to write business in all 50 states, the U.S. Virgin Islands and the District of Columbia.
Geographic distribution of business
Our employer-sponsored line of business is concentrated in the Upper Midwest, while our worksite direct business is concentrated in the Southern states including California. This provides opportunities for growth for both lines of business. For the year ended December 31, 2024, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits for the worksite direct business were California, 29.2%; Texas, 12.8%; Florida, 6.9%; North Carolina, 5.6%; and Louisiana, 5.4%. The top five states for the employer-sponsored business were Minnesota, 16.3%; Wisconsin, 12.9%; Pennsylvania, 9.2%; Indiana, 8.9%; and Michigan, 8.5%.
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
Employer-Sponsored Reserves
Employer-sponsored unpaid claims and claim expense reserves (reserves) represent management's best estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims IBNR. We calculate and record a single best estimate of the reserve as of each reporting date in conformity with actuarial standards of practice. For additional information regarding the process used to estimate employer-sponsored reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending employer-sponsored insurance claims and claim expense reserves and prior years' reserve development recorded for the year ended December 31, 2024, see Part I - Item 1A - Risk Factors - "Actual experience may differ from actuarial assumptions, which could adversely affect our results of operations and financial condition", Part II - Item 7, Results of Operations for the Supplemental & Group Benefits Segment, and Part II - Item 8, Note 5 of the Consolidated Financial Statements of this Annual Report on Form 10-K.
Employer-Sponsored Reinsurance
We retained approximately 72.5% of gross and assumed group disability and specialty health benefits in 2024. We have legacy blocks of individual life, annuity and long term care benefits that are effectively 100% ceded and are in run off. We purchase quota share reinsurance and excess reinsurance in amounts deemed appropriate by our risk committee. We monitor our retention amounts by product line and have the ability to adjust our retention as appropriate.
Reinsurance is used to reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. By using reinsurance, we are able to write policies in amounts larger than we could otherwise accept. The amount reinsured is the portion of each policy in excess of the retention limit on a particular policy.
The following reinsurers represent approximately 98.0% of total ceded premium for the year ended December 31, 2024:

A.M. Best Rating		% of
	Reinsurer	Ceded Premiums
A	National Guardian Life Insurance Company	60.0%
A-	Clear Spring Life and Annuity Company	25.0%
A+	RGA Reinsurance Company	13.0%
	Total:	98.0%
We remain liable with respect to the insurance in force, which has been reinsured, in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The ceding of reinsurance does not discharge us from the primary liability of the insured.
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
In addition, Corporate & Other includes legal expense and changes in claim reserves and IBNR related to legacy commercial claims. In the late 1960s and early 1970s, the Company reinsured certain commercial lines policies as a member of various insurance pooling arrangements. On January 1, 1975, the Company entered into a quota share retrocession treaty. Ultimately, after a series of amendments to the treaty and various corporate transactions involving the reinsurer, these obligations were assumed by Randall & Quilter Investment Holdings Limited (R&Q). It is management’s understanding that since 1975, claims arising under these legacy commercial lines policies were handled by various third parties pursuant to the terms of the January 1, 1975 reinsurance treaty and its subsequent amendments.
On March 23, 2023, R&Q Reinsurance Company received an Order of Liquidation in Pennsylvania and, as a result of its liquidation, the Company was named as a defendant in one lawsuit and received various demands for reimbursement and notice of claims related to legacy, long-tail commercial lines claims, including asbestos, environmental, and sexual molestation claims. The Company is defending itself against the pending litigation and is in the process of investigating and evaluating the other demands and notice of claims under a complete reservation of rights. In addition, the Company has submitted a proof of claim in the R&Q liquidation proceeding. See Part II - Item 8, Note 14 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Investments
Our investments support our policy liabilities by serving as a resource for payment of benefits, losses, and expenses and as incremental source of income to support operations. Our strategy is primarily focused on generating income while balancing principal protection and investment risk. Our investment objectives are implemented through portfolios managed by external investment managers with internal management oversight that primarily emphasize investment grade fixed maturity securities that consider the anticipated duration of our liabilities. In addition to these securities, we also invest in limited partnership interests that are selected and monitored internally (which include commercial mortgage loan funds) and equity securities that are managed by external investment managers with internal management oversight to help improve returns. Our short-term investments include money market funds, commercial paper, U.S Treasury bills and other short-term investments that support our management of liquidity and investment strategies. Our other investments include Federal Home Loan Bank of Chicago (FHLB) common stock, mortgage loans, and derivatives that support our other business operations and are not speculative investments.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 17

to certain qualifications, in federal, state and municipal obligations, corporate bonds, mortgage-backed securities, other asset-backed securities, preferred stocks, common stocks, real estate mortgages, real estate and alternative investments.
Investment Portfolio as of December 31, 2024

($ in millions)	% of Total Fair Value	Fair Value
		Total	Life & Retirement	Supplemental & Group Benefits	Property & Casualty(7)	Amortized Cost, net
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. Government and agency obligations:(1)
Mortgage-backed securities	10.9%	$755.8	$521.8	$97.7	$136.3	$827.9
Other, including U.S. Treasury securities	5.2	357.6	308.0	37.8	11.8	426.5
Investment grade corporate and public utility bonds	17.6	1,216.5	737.3	189.0	290.2	1,362.6
Non-investment grade corporate and public utility bonds(2)	1.4	94.2	67.3	8.6	18.3	99.9
Investment grade municipal bonds	15.7	1,089.2	816.7	101.9	170.6	1,178.4
Non-investment grade municipal bonds(2)	0.3	21.2	12.6	2.0	6.6	22.2
Investment grade other asset-backed securities(3)	19.0	1,304.3	990.5	164.4	149.4	1,313.6
Non-investment grade other asset-backed securities(2)(3)	—	3.4	3.2	0.2	—	4.0
Foreign government bonds	0.2	13.1	12.2	—	0.9	14.1
Redeemable preferred stock	0.2	17.1	16.3	0.8	—	19.7
Equity securities:
Non-redeemable preferred stocks, investment grade	0.7	51.5	46.6	4.9	—	51.5
Non-redeemable preferred stocks, non-investment grade	0.2	13.0	10.0	0.8	2.2	13.0
Common stocks	—	1.5	1.5	—	—	1.5
Short-term investments(4)	1.5	101.1	22.1	44.0	35.0	101.1
Total publicly traded securities	72.9	5,039.5	3,566.1	652.1	821.3	5,436.0
Other Invested Assets:
Investment grade private placements	7.1	493.7	451.0	42.7	—	552.8
Non-investment grade private placements(2)	0.3	22.1	21.8	0.3	—	22.1
Mortgage loans(5)	0.6	43.2	39.3	3.9	—	43.2
Policy loans(5)	2.0	140.8	139.9	0.9	—	140.8
Limited partnership interests(8)	16.3	1,121.3	830.7	130.0	160.6	1,121.3
Other	0.8	55.8	49.5	5.3	1.0	61.6
Total other invested assets	27.1	1,876.9	1,532.2	183.1	161.6	1,941.8
Total investments(6)	100.0%	$6,916.4	$5,098.3	$835.2	$982.9	$7,377.8
(1)All investment grade that includes $296.0 million fair value of investments guaranteed by the full faith and credit of the U.S. Government and $817.4 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. Government.
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
(4)Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments of $101.1 million are all money market funds and are not rated.
(5)Mortgage loans are carried at amortized cost, net and policy loans are carried at unpaid principal balances.
(6)Approximately 6.0% of our investment portfolio, having a carrying amount of $418.0 million as of December 31, 2024, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support. municipal bonds represented $300.9 million of the carrying amount.
(7)Includes $0.2 million of fixed maturity securities, $2.2 million of equity securities, $14.2 million of short-term investments, and $28.9 million of limited partnership interests held in Corporate & Other.
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
Fixed Maturity Securities Portfolio as of December 31, 2024

	% of Fixed Maturity Securities Portfolio	% of Total Investment Portfolio
Investment grade	95.1%	74.1%
Non-investment grade	4.9%	3.8%

Average credit quality	A+	A+
Average option-adjusted duration (years)	5.6	5.6
Percent maturing in next 5 years	32.2%	25.1%
Cash Flow
Information regarding our sources and uses of cash, including payment of principal and interest with respect to our indebtedness, and payment of dividends to our shareholders, is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements and in Part II - Item 7, Liquidity and Capital Resources of this Annual Report on Form 10-K.
The ability of our insurance subsidiaries to pay cash dividends to us is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2025 from all of our insurance subsidiaries without prior regulatory approval is approximately $148.8 million, excluding the impact and timing of prior year dividends, of which $117.1 million was paid during the year ended December 31, 2024.
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

Regulation
General Regulation at State Level
As an insurance holding company, we are subject to extensive regulation by the states in which our insurance subsidiaries are domiciled or transact business. Our principal insurance subsidiaries are domiciled in Illinois, Wisconsin, Texas, and New York and are overseen by the Illinois Department of Insurance, the Wisconsin Office of the Commissioner of Insurance, Texas Department of Insurance, and the New York Department of Financial Services. Some regulations, such as those addressing unclaimed property, generally apply to all corporations. In addition, the laws of the various states establish regulatory agencies with broad administrative powers, which relate to a wide variety of matters, including granting and revoking licenses to transact business, regulating trade practices and rate setting, licensing agents, requiring statutory financial statements, monitoring insurer solvency and reserve adequacy, and prescribing the type and amount of investments permitted and the manner in which they may be sold. On an ongoing basis, various state legislators and insurance regulators examine the nature and scope of state insurance regulation.
In addition to individual state monitoring and regulation, state regulators develop coordinated regulatory policies through the National Association of Insurance Commissioners (NAIC). States have adopted NAIC risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on our insurance subsidiaries. As of December 31, 2024 and 2023, statutory capital and surplus of each of our insurance subsidiaries were above required levels. States have also adopted the NAIC's U.S. Own Risk and Solvency Assessment which requires insurance companies to submit their own assessment of their current and future risks and provide a consolidated group-level perspective on risk and capital formulated through an internal risk self-assessment process.
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
Regulation at Federal Level
Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and retirement business include employee benefits regulation, standards applied to employer sponsored retirement plans, standards applied to broker-dealers and investment advisers, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry antitrust exemption, and minimum solvency requirements. Also, see Part I - Item 1A of this Annual Report on Form 10-K. In 2022, the SEC proposed a new disclosure rule that would require public companies to disclose on several climate-related factors, including climate-related risk management and greenhouse gas emissions, among others. In March 2024, the SEC adopted final rules requiring public companies to disclose climate-related risks, greenhouse gas emissions, and financial impacts of climate-related events. However, enforcement was stayed in April 2024 due to legal challenges questioning the SEC's authority. As of November 2024, the rules remain on hold pending litigation, with the outcome expected to shape the future of climate-related disclosure requirements. The legal proceedings are expected to continue into 2025. Other federal regulations such as the Patient Protection and Affordable Care Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact our business.
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

20 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Regulation of Artificial Intelligence
We are governed by various federal and state laws and regulations related to the use, deployment, and development of artificial intelligence (AI) technologies. As a publicly traded insurance company, we leverage AI across multiple areas, including underwriting, claims processing, risk assessment, fraud detection, customer engagement, and operational efficiency. Consequently, the regulatory landscape surrounding AI has significant implications for our business operations
At the federal level, no comprehensive AI-specific law currently exists. However, agencies like the Federal Trade Commission (FTC) have issued guidance on ethical AI usage, emphasizing compliance with consumer protection, fairness, and transparency laws. The FTC advises that AI systems must be free from bias, avoid deceptive practices, and remain transparent to consumers. The Equal Employment Opportunity Commission (EEOC) also addresses AI use in employment decisions to prevent discrimination.
At the state level, several laws target AI specifically. For example, the California Consumer Privacy Act (CCPA) and its amendment, the California Privacy Rights Act (CPRA), regulate personal data management and provide consumers with rights regarding AI-driven decisions. The Colorado Privacy Act (CPA) includes provisions on profiling and automated decision-making transparency, further influencing AI-based systems.
We closely monitor regulatory developments to maintain compliance with applicable laws and best practices. As AI regulations continue to evolve, including the potential introduction of comprehensive federal or state laws, we expect that additional compliance measures may become necessary. We remain committed to navigating this dynamic regulatory environment while optimizing AI to improve our services and operational efficiency.

Horace Mann Educators Corporation	Annual Report on Form 10-K 21

Changing Climate Conditions
Horace Mann works to better understand and manage climate risks that directly affect our customers, insurance products, investment portfolio and other stakeholders. We recognize that climate change is of growing concern and an important issue for the insurance industry. Our Board formally recognizes the importance of carbon neutrality.
Our Board oversees our Enterprise Risk Management Committee’s risk assessments and risk mitigation strategies, including recommended actions to address climate change risks. These actions include managing climate risks through our ongoing risk assessments to help us improve the accuracy of our climate-related risk models, refine how we price and underwrite policies, and avoid an over concentration of insurance coverages and investments in geographies disproportionately likely to be affected by climate risk. In addition, we also purchase reinsurance to provide an additional layer of financial protection against large property and casualty catastrophe losses. Our 2025 coverage provides a layer of $150 million above a company retention of $35 million.
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

22 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 23

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

24 Annual Report on Form 10-K	Horace Mann Educators Corporation

While interest rates are off recent highs, a return to these levels or higher could raise the cost of borrowing and volatility in U.S. financial markets could impact our access to, or further increase the cost of, financing. Past disruptions in the U.S. credit and equity markets made it more difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations.
The economic consequences of tariffs, including the potential for higher claims costs and increased volatility affecting the Company’s investment portfolios, may influence the Company’s financial performance, pricing strategies, and capital management.
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
Interest rate increases may also harm our profitability. During periods of rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, and decreased sales. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses. Interest rate increases may harm the value of our investment portfolio, for example by decreasing the estimated fair values of fixed income securities. Furthermore, if interest rates rise, our unrealized gains on fixed income securities will decrease and our unrealized losses may increase. In addition, our investment borrowings from the Federal Home Loan Bank are secured by collateral, the fair value of which can be significantly impacted by general market conditions. If the fair value of pledged collateral falls below specific levels, we would be required to pledge additional eligible collateral or repay all or a portion of the investment borrowings, resulting in reduced investment income. Finally, an increase in interest rates may decrease fee income associated with the decline in the value of variable annuity account balances invested in fixed income funds.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 25

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

26 Annual Report on Form 10-K	Horace Mann Educators Corporation

The development and maintenance of our various distribution channels are critical to growth in product sales and profits.
Our success in marketing and selling our products is largely dependent upon the efforts of our exclusive agent sales force and the success of their agency operations. If we are unable to recruit additional agents, fail to develop and retain high-producing agents, are unable to maintain the productivity of those agency operations, or are unable to maintain market penetration in existing territories, sales of our products could likely decline and our financial condition and results of operations could be adversely affected.
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
As of December 31, 2024, the Company's Consolidated Balance Sheet reflected goodwill and intangible assets recognized in connection with the recent acquisitions (see Part II - Item 8, Note 9 of the Consolidated Financial Statements for more information). To the extent the acquisitions do not provide the modeled returns, the value of goodwill or intangible assets could become impaired and thus, we may be required to recognize material non-cash charges relating to such impairment, which could adversely affect our results of operations.

Horace Mann Educators Corporation	Annual Report on Form 10-K 27

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
Based on 2024 direct premiums earned, 59.6% of the total annual premiums for our Property & Casualty business were for policies issued in the ten largest states in which the insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, Texas, North Carolina, Minnesota, Georgia, South Carolina, and Louisiana.
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

28 Annual Report on Form 10-K	Horace Mann Educators Corporation

While the rate of inflation has started to stabilize, the higher inflation over the past few years has significantly increased our loss costs in our auto and property businesses. It is possible that inflation could remain at elevated levels for a prolonged period, or increase from these high levels, which could in turn lead to further increases in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “longer tail,” such as auto liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. Recent changes in the macroeconomic environment have impacted medical labor and materials costs, the potential persistency of which could result in future loss costs which are higher than our current expectations. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during volatile or uncertain economic conditions, due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting or adjudication of claims, and supply chain constraints.
Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, we cannot be certain that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our financial condition and results of operations.
Our legacy commercial lines exposure could encounter adjustments to loss reserve estimates.
Estimating loss reserves for legacy commercial lines policies issued as early as the 1960s is inherently uncertain. Claims arising out of commercial lines policies can take years, or even decades, to emerge and be resolved. Uncertainty arises from various factors, including changes in legal and regulatory environments, evolving judicial interpretations, medical cost inflation, and emerging litigation trends such as social inflation. Additionally, our assumptions regarding claim frequency, severity, and development patterns may prove inaccurate, leading to reserve deficiencies or redundancies.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 29

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

30 Annual Report on Form 10-K	Horace Mann Educators Corporation

climate-related risk management and greenhouse gas emissions, among others. In March 2024, the SEC adopted final rules requiring public companies to disclose climate-related risks, greenhouse gas emissions, and financial impacts of climate-related events. However, enforcement was stayed in April 2024 due to legal challenges questioning the SEC's authority. As of November 2024, the rules remain on hold pending litigation, with the outcome expected to shape the future of climate-related disclosure requirements. The legal proceedings are expected to continue into 2025. We expect that changes in these laws, regulations and proposals could negatively impact our business, including by increasing our legal, compliance and information technology costs. For additional impacts from the regulatory environment, see Part I - Item 1A - Risk Factors - 'Legal, statutory and regulatory developments could adversely impact our business by increasing costs or making our business less profitable."
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 31

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
Our ability to attract, develop, engage, and retain top talent, maintain optimal staffing levels, and foster/sustain a highly inclusive and engaging culture contributes to our success.
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

32 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Additionally, the availability and cost of reinsurance are subject to prevailing market conditions beyond our control. For example, significant losses from hurricanes, wildfires, or terrorist attacks, an increase in capital requirements, or a future lapse of the provisions of the Terrorism Risk Insurance Act could have a significant adverse effect on the reinsurance market.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 33

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
Changes in the U.S. federal administration following the 2024 elections may result in new legislative initiatives that could change our tax burden and have a significant impact on our financial results. We are unable to predict the likelihood, timing, or scope of any future tax law changes or their potential effects on our business. We continue to monitor developments and assess their potential impact on our operations and financial performance.
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

34 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 35

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
Artificial Intelligence Risks
Our increasing reliance on artificial intelligence (AI) technologies introduces risks that could impact our business operations, regulatory compliance, financial performance, and customer relationships. These risks include potential inaccuracies in AI-driven processes, increased regulatory scrutiny, unintended biases, data privacy and security concerns, operational disruptions, and broader ethical considerations. As AI regulations and industry standards continue to evolve, we must ensure appropriate oversight, governance, and risk controls to mitigate potential adverse impacts. While we are committed to implementing AI responsibly and aligning with best practices, there can be no assurance that AI-related risks will not affect our business, reputation, or compliance obligations.

36 Annual Report on Form 10-K	Horace Mann Educators Corporation

Further, AI technologies also have the potential to materially alter the competitive landscape. Specifically, there is a risk that existing or new market participants can utilize AI technology to reduce their operating costs and accelerate speed to market for new market participants.
ITEM 1B. I Unresolved Staff Comments
None.
ITEM 1C. I Cybersecurity
As a multi-line insurance company, our business operations rely upon secure information technology systems for data processing, storage, and reporting. We maintain a cybersecurity risk management program based on recognized standards like the National Institute of Standards and Technology Cybersecurity Framework, other industry standards, and contractual requirements. The Chief Information Security Officer (CISO) oversees the cybersecurity program, which includes employee education, proactive threat investigation, prompt response to potential incidents, third party service providers, and other facets of a cybersecurity risk management program. Despite security and controls design, the information technology systems could become subject to cyberattacks. Unauthorized access to or unintentional dissemination of confidential, highly sensitive customer, employee, or company data through breach in our facilities, networks, or databases, or those of our agents or third-party information technology and software vendors, could result in loss or theft of assets or operational disruption. During the last fiscal year, we did not identify any material effect from actual or risks of cybersecurity events.
The CISO is responsible for developing, maintaining, and enforcing cybersecurity and cyber risk-related policies; ensuring the Company and its subsidiaries satisfy requirements of relevant regulations and third-party risk assessments; identifying and keeping abreast of developing security threats; as well as overseeing and implementing regular security awareness training of all employees on cybersecurity. For example, we adjust our policies, standards, and processes based on assessment results. In leading the cybersecurity risk management program, the CISO regularly works with other divisions of the company, including legal, compliance, IT, audit, and others to address potential risk from external threats, internal actions, and relationships with third-party service providers.
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
The Board of Directors exercises risk management oversight, including cybersecurity risk, through the Audit Committee. The Audit Committee receives quarterly reports on our risk management program. These include regular reports from the CISO on the state of our cybersecurity risk management program and updates on cybersecurity matters, key cybersecurity initiatives, risk mitigation efforts, and assessments of emerging threats.
The CISO is responsible for identifying and reporting any cybersecurity incidents to the Disclosure Committee. A preliminary assessment of nature and scope of potential incidents is conducted by a cross-functional team, including information security, compliance, legal, and other participants as necessary. Using a risk-based process, incidents are escalated to the Disclosure Committee. The Disclosure Committee is composed of senior executives from across Horace Mann and has oversight over SEC disclosure controls. After notification, the Disclosure Committee or designated subgroup would review known information and develop an action plan, which would include Board outreach, expert retention, insurance notification, communication plans, and a materiality assessment.
While we and our IT providers employ appropriate security technologies to address the rapidly changing and evolving IT environment (including data encryption processes, intrusion detection systems), conduct comprehensive risk assessments, and other internal control procedures to assure the security of our and our customers' data, we acknowledge that no system can completely eliminate cyber attacks and the security technologies and program can provide only reasonable, assurance that these objectives will be met. Further, the

Horace Mann Educators Corporation	Annual Report on Form 10-K 37

design of any cybersecurity risk management program or control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. As a result, the possibility of material financial loss remains despite our significant and comprehensive cybersecurity efforts. An investor should carefully consider the risks, and all other information set forth in this Annual Report on Form 10-K, including disclosures in Part I - Item 1A—Risk Factors.
ITEM 2. I Properties
As of December 31, 2024, we owned three buildings located in Springfield, Ill. comprised of our headquarters of approximately 225,000 square feet, a warehouse of approximately 11,000 square feet and one other building of approximately 12,000 square feet. In addition, we lease office space in suburban Dallas, Tx., Cherry Hill, N.J, and Madison, Wisc. which are utilized by one or more of all four reporting segments, depending on the location. For more information regarding our reporting segments, see Part I - Item 1, Reporting Segments of this Annual Report on Form 10-K. We believe our properties and facilities are suitable and adequate for current operations.
ITEM 3. I Legal Proceedings
For a description of noteworthy litigation, see Part II - Item 8, Note 14 of the Consolidated Financial Statements of this Annual Report on Form 10-K.
ITEM 4. I Mine Safety Disclosures
Not applicable.

38 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

	Market Price		Dividends
Fiscal Period	High	Low	Paid
2024:
Fourth Quarter	$42.63	$34.36	$0.34
Third Quarter	36.21	32.10	0.34
Second Quarter	39.11	32.35	0.34
First Quarter	37.73	32.68	0.34
2023:
Fourth Quarter	$33.79	$28.67	$0.33
Third Quarter	30.12	27.94	0.33
Second Quarter	33.85	29.04	0.33
First Quarter	38.10	32.33	0.33

The payment of dividends in the future is subject to the discretion of the Board and will depend upon general business conditions, legal restrictions and other factors the Board may deem to be relevant. Additional information is contained in Part I - Item 1, Cash Flow and in Part II - Item 8, Note 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Horace Mann Educators Corporation	Annual Report on Form 10-K 39

Shareholder Return Performance Graph
The graph below sets forth the total five-year shareholder return on our common stock. The graph assumes a $100 investment as of December 31, 2019. The S&P 500 Index and the S&P 500 Insurance Index assume an annual reinvestment of dividends in calculating total return. We assume reinvestment of quarterly dividends when paid.
Comparison of Cumulative Five-Year Total Return to Shareholders

$225
$200
$175
$150
$125
$100
$75
Dec. 2019
Dec. 2020
Dec. 2021
Dec. 2022
Dec. 2023
Dec. 2024
HMEC
S&P 500 Insurance Index
S&P 500 Index

	Dec. 2019	Dec. 2020	Dec. 2021		Dec. 2022	Dec. 2023	Dec. 2024
HMEC	$100	$100	$95		$94	$86	$107
S&P 500 Insurance Index	100	99	131	144	144	157	199
S&P 500 Index	100	118	152		125	157	197
Holders and Shares Issued
As of February 14, 2025, the number of holders of our common stock was approximately 35,300.
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

40 Annual Report on Form 10-K	Horace Mann Educators Corporation

For the quarterly periods ended 2024 and 2023, we repurchased shares of our common stock under the Programs as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs
2024:
Fourth Quarter	—	$—	—	$26.3 million
Third Quarter	115,377	$33.33	115,377	$26.3 million
Second Quarter	140,782	$33.58	140,782	$30.2 million
First Quarter	—	$—	—	$34.9 million

2023:
Fourth Quarter	—	$—	—	$34.9 million
Third Quarter	33,000	$28.73	33,000	$34.9 million
Second Quarter	35,394	$32.47	35,394	$35.8 million
First Quarter	128,540	$34.01	128,540	$36.9 million
ITEM 6. I [Reserved]

Horace Mann Educators Corporation	Annual Report on Form 10-K 41

ITEM 7. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part II - Item 7. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Fourth Quarter 2024 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".
This MD&A covers the following:
Introduction
The purpose of our MD&A is to provide an understanding of our consolidated results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Part II - Item 8 of this Annual Report on Form 10-K. Our MD&A generally discusses the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II - Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (SEC) on February 27, 2024.
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

42 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
We conduct and manage our business in four reporting segments. The three reporting segments representing the major lines of business, are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). We do not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those segments, but classify those items in the fourth reporting segment, Corporate & Other. Corporate & Other includes corporate debt service, net investment gains (losses) and certain public company expenses, as well as corporate debt retirement costs, when applicable. In addition to these transactions, Corporate & Other also includes legacy commercial claims. See Part II - Item 8, Note 17 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Consolidated Financial Highlights

($ in millions)	Year Ended December 31,			2024-2023
	2024	2023		Change %
Total revenues	$1,595.2	$1,491.9		6.9%
Net income	102.8	45.0		128.4%
Per diluted share:
Net income	2.48	1.09		127.5%
Net investment losses, after tax	(0.33)	(0.45)		-26.7%
Book value per share	31.51	28.78		9.5%
Net income return on equity - last twelve months	8.3%	4.0%	4.3	pts
For 2024, net income increased $57.8 million compared to the prior year primarily due to improved underlying auto and property loss ratios* and favorable prior years' reserve development, partially offset by higher interest credited.

Horace Mann Educators Corporation	Annual Report on Form 10-K 43

Consolidated Results of Operations

($ in millions)	Year Ended December 31,		2024-2023
	2024	2023	Change %
Net premiums and contract charges earned	$1,146.0	$1,057.1	8.4%
Net investment income	445.7	444.8	0.2%
Net investment losses	(17.3)	(24.0)	-27.9%
Other income	20.8	14.0	48.6%
Total revenues	1,595.2	1,491.9	6.9%

Benefits, claims and settlement expenses	745.0	769.1	-3.1%
Interest credited	215.9	205.7	5.0%
Operating expenses	345.5	318.1	8.6%
DAC unlocking and amortization expense	111.1	101.2	9.8%
Intangible asset amortization expense	14.5	14.8	-2.0%
Interest expense	34.6	29.7	16.5%
Total benefits, losses and expenses	1,466.6	1,438.6	1.9%

Income before income taxes	128.6	53.3	141.3%
Income tax expense	25.8	8.3	210.8%
Net income	$102.8	$45.0	128.4%
Net Premiums and Contract Charges Earned
For 2024, net premiums and contract charges earned increased $88.9 million as the Property & Casualty segment continues to implement rate and inflation adjustments to coverage values.
Net Investment Income
Total net investment income in 2024 increased $0.9 million, primarily due to higher returns on the fixed-income portfolio. Lower commercial mortgage loan funds income was partially offset by higher returns on limited partnership interests in various equity funds. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Year Ended December 31,
	2024	2023
Investment yield, excluding limited partnership interests, pretax - annualized*	4.7%	4.7%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.7%	3.8%

During 2024, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We also funded commercial mortgage loan funds and limited partnership interests in line with our intended allocation to this portion of our portfolio to increase yields while balancing protection and risk.

44 Annual Report on Form 10-K	Horace Mann Educators Corporation

Net Investment Losses
For 2024, net investment losses decreased $6.7 million. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Year Ended December 31,
	2024	2023
Credit loss and intent-to-sell impairments	$0.1	$(7.1)
Sales and other, net	(24.3)	(25.0)
Change in fair value - equity securities	7.4	7.9
Change in fair value and losses realized on settlements - derivatives	(0.5)	0.2
Net investment losses	$(17.3)	$(24.0)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Generally, such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to hold a fixed maturity security.
Other Income
For 2024, other income increased $6.8 million primarily due to an indemnification agreement associated with the employer-sponsored business line.
Benefits, Claims and Settlement Expenses
For 2024, benefits, claims and settlement expenses decreased $24.1 million due to favorable prior year development in 2024 in the Property & Casualty segment.
Interest Credited
For 2024, interest credited increased $10.2 million, driven primarily by higher credited rates on the retained annuity block along with higher interest rates on advances received from the Federal Home Loan Bank of Chicago (FHLB). The net dollar contribution from FHLB advances increased year over year as the higher interest credited rates are more than offset by higher earnings from the floating rate securities backing the program.
Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 3.2% for 2024 and 2.9% for 2023.
Operating Expenses
For 2024, operating expenses increased 8.6% reflecting inflation, higher incentive compensation, and investments being made in infrastructure.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For 2024, DAC amortization expense increased $9.9 million, primarily due to premium increases in the Property & Casualty segment driving higher DAC asset levels partially offset by lower levels of write-offs in the Life & Retirement segment as annuity persistency has been stable in the current year.
Interest Expense
For 2024, interest expense increased $4.9 million, due to an increase in the interest rate as well as an increase in the level of debt associated with the issuance of the 2023 Senior Notes.
Income Tax Expense (Benefit)
The effective income tax rate on our pretax income, including net investment gains (losses) was 20.1% and 15.6% for the years ended December 31, 2024 and 2023, respectively. Income from investments in tax-advantaged securities decreased the effective income tax rates by 3.4 and 7.5 percentage points for 2024 and 2023, respectively.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.

Horace Mann Educators Corporation	Annual Report on Form 10-K 45

As of December 31, 2024, our federal income tax returns for years prior to 2021 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations. See Part II - Item 8, Note 11 of the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
Outlook for 2025
The following discussion provides outlook information for our results of operations and capital position.
Consolidated Results
At the time of issuance of this Annual Report on Form 10-K, we estimate that 2025 full year net income will be within a range of $3.60 to $3.90 per diluted share, generating a core return on equity* of 10%+. These results anticipate the following:
•Property & Casualty segment target profitability of Auto in the mid-90s Combined Ratio and Property at a 90 or below Combined ratio with ~$90 million of catastrophe losses, in line with five-year historical averages
•Life & Retirement segment long-term target net interest spread between 220 and 230 bps and mortality in line with actuarial assumptions
•Supplemental & Group Benefits segment target blended benefit ratio of 39%
•Net investment income between $470 million and $480 million pre-tax, or $370-$380 million excluding the accreted investment income on the deposit asset on reinsurance in the Life & Retirement segment
•Approximately $35 million to $40 million in corporate Interest expense and other items included in results for the Corporate & Other segment
As described in Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see forward-looking information in Part I - Items 1 and 1A of this Annual Report on Form 10-K concerning other important factors that could impact actual results. Our projections due not include a forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
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
We have identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for fixed maturity securities

46 Annual Report on Form 10-K	Horace Mann Educators Corporation

•Valuation of future policy benefit reserves
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
Although variability is inherent in these accounting estimates, we believe the amounts provided are appropriate based upon the facts available during preparation of the consolidated financial statements.
Valuation of Hard-to-Value Fixed Maturity Securities
The fair value of a fixed maturity security is the price that would be received in an orderly transaction between market participants at the measurement date. We obtain prices from third-party valuation service providers, our investment managers, and custodian bank, each of which use a variety of valuation service providers, broker quotes, and modeled prices. When necessary, we also internally model securities to develop a price. Differences in prices between the sources that we consider reliable are researched and we use the price that we consider most representative of an exit price in determining the fair value. Typical inputs used by these pricing sources include, but are not limited to, reported trades, broker quotes, yield curves, and involve the benchmarking of similar securities, rating designations, sector groupings, issuer spreads and/or estimated cash flows, prepayment speeds and default rates, among others, in determining the inputs to the prices. Our fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the fixed maturity securities portfolio to be priced through pricing services using observable inputs. Approximately 90.9% of the fixed maturity securities portfolio, based on fair value, was priced through valuation services or priced using observable inputs as of December 31, 2024.
The valuation of hard-to-value fixed maturity securities (generally 75 - 125 securities) is more subjective because the markets are less liquid and there is a lack of observable market inputs. This may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur at the measurement date. When the valuation service providers cannot provide prices, the investment managers obtain price quotes from brokers, which may be binding or non-binding price quotes. For those securities where the investment manager cannot obtain broker quotes, or for securities that are internally managed, the manager or the Company's investment professionals will model the security, generally using cash flows discounted at the appropriate current market rate. Valuation service providers' valuation methodologies, as well as investment managers’ modeling methodologies, are sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The selection of the market inputs and assumptions used to estimate the fair value of hard-to-value fixed maturity securities requires judgment and may include: benchmark yield, liquidity premium, prepayment speeds and default rates, spreads, weighted average life and credit rating. The cash flows are based on the contractual terms of the individual security and are adjusted for the inputs and assumptions as appropriate, and the cash flows are then discounted by the yield as determined by the assumptions. The extent of the use of each market input depends on the market sector and market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant or additional inputs may be necessary.
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
Individual fixed maturity securities may have variability based on security specific inputs and characteristics, but overall our portfolio duration is approximately 5.6 years, meaning a 100 basis point increase in yield would result in an approximately 6% decrease in the fair value of fixed maturity securities. As of December 31, 2024, Level 3 invested assets comprised 9.5% of our total investment portfolio based on fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs and those inputs are significant to the determination of fair value.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 47

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

48 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
The LFPB is sensitive to the discount rate. The potential effect of a decrease of 50 basis points in the discount rate as of December 31, 2024 would result in an increase to the liability for future policy benefits of approximately $85 million and the potential effect of an increase of 50 basis points in the discount rate would result in a decrease to the liability for future policy benefits of approximately $77 million.
Cash flow assumptions are reviewed and updated, as needed, at least annually. Mortality, morbidity, lapse, and expense assumptions used in cash flow modeling are based on judgments that consider our historical experience, industry data, and other factors. On a quarterly basis, cohort level cash flow measures are updated based on the emergence of actual experience. The updated cash flows, based on experience emergence and any assumption updates, are used to determine the updated net premiums, the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. The updated net premium ratio is used to calculate the updated liability for future policy benefits as of the beginning of the quarter, at the original discount rate. To the extent the present value of future benefits and expenses exceeds the present value of future gross premiums, an immediate charge is recognized in net income, such that net premiums are set equal to gross premiums. The potential impact of increasing (decreasing) our long-term mortality assumption by 5% is an increase (decrease) to the LFPB of approximately $10 million. The potential impact of increasing (decreasing) our long-term lapse assumption by 10% is a decrease (increase) to the LFPB of approximately $2.0 million. The potential impact of increasing (decreasing) our long-term morbidity assumption by 5% in an increase (decrease) to the LFPB of approximately $4 million.
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
In addition, during 2024 property & casualty includes loss and loss adjustment reserves and IBNR related to legacy commercial claims. The claims, which include asbestos, environmental, and sexual molestation claims, are related to legacy, long-tail commercial lines policies that were issued as early as the 1960s, under a previous ownership structure in business lines in which we no longer operate.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 49

There are a number of assumptions involved in the determination of our property & casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. We estimate that a 2.0% change in claim severity or claim frequency for unpaid losses is a reasonably likely scenario based on recent experience and would result in a change in the estimated direct reserves of approximately $3.9 million for long-tail liability related exposures (auto liability coverages) and approximately $1.5 million for short-tail liability related exposures (property and auto physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.
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
Our liabilities for unpaid claims and claim expense reserves for property & casualty were as follows:

($ in millions)	December 31, 2024			December 31, 2023
	Case Reserves	IBNR Reserves	Total(1)	Case Reserves	IBNR Reserves	Total(1)
Auto liability	$94.0	$208.6	$302.6	$99.5	$210.7	$310.2
Auto other	12.0	2.1	14.1	16.8	(1.4)	15.4
Property	17.7	56.8	74.5	23.7	61.5	85.2
All other	3.2	26.2	29.4	1.2	4.8	6.0
Total	$126.9	$293.7	$420.6	$141.2	$275.6	$416.8
(1)These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to our re-estimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Re-estimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. As of December 31, 2024, the impact of a reserve re-estimation resulting in a 1.0% increase in net reserves would be a decrease of approximately $2.1 million in net income. A reserve re-estimation resulting in a 1.0% decrease in net reserves would increase net income by approximately $2.1 million.
Favorable prior years' reserve re-estimates increased net income in 2024 by approximately $29.5 million pretax, primarily the result of favorable loss trends for auto and property for accident years 2023 and prior. In addition, during 2024 the Company recognized $17.7 million of losses arising from the legacy commercial line exposures. The Company had no reserves for these liabilities prior to 2024. No prior years' reserve development was recorded in 2023.

50 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

Property & Casualty
2024 net income reflected the following factors:
•Increases in average written premium per policy
•Improved underlying property loss ratio* due to favorable frequency
•Favorable prior years' reserve development in the current year
•Higher net investment income on fixed maturity investments

Horace Mann Educators Corporation	Annual Report on Form 10-K 51

The following table provides certain financial information for Property & Casualty for the years indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,		2024-2023
	2024	2023	Change %
Financial Data:
Net premiums written*:
Auto	$490.7	$439.1	11.8%
Property and other	288.6	245.3	17.7%
Total net premiums written	779.3	684.4	13.9%
Change in unearned net premiums	(42.8)	(38.8)	10.3%
Total net premiums earned	736.5	645.6	14.1%
Incurred claims and claims expenses:
Claims occurring in the current year	552.8	557.0	-0.8%
Prior years' reserve development(1)	(29.5)	—	N.M.
Total claims and claim expenses incurred	523.3	557.0	-6.1%
Operating expenses, including DAC amortization	200.4	174.6	14.8%
Underwriting gain (loss)	12.8	(86.0)	114.9%
Net investment income	46.0	37.9	21.4%
Income (loss) before income taxes	63.4	(45.3)	240.0%
Net income (loss)	49.1	(35.5)	238.3%
Core earnings (loss)*	49.1	(35.5)	238.3%

Operating Statistics:
Auto
Loss and loss adjustment expense ratio	71.2%	84.4%	-13.2	pts
Expense ratio	27.2%	27.3%	-0.1	pts
Combined ratio:	98.4%	111.7%	-13.3	pts
Prior years' reserve development(1)	-3.2%	—%	-3.2	pts
Catastrophe losses	1.8%	2.7%	-0.9	pts
Underlying combined ratio*	99.8%	109.0%	-9.2	pts
Property
Loss and loss adjustment expense ratio	69.1%	89.5%	-20.4	pts
Expense ratio	27.3%	26.6%	0.7	pts
Combined ratio:	96.4%	116.1%	-19.7	pts
Prior years' reserve development(1)	-5.8%	—%	-5.8	pts
Catastrophe losses	32.6%	37.3%	-4.7	pts
Underlying combined ratio*	69.6%	78.8%	-9.2	pts

Risks in force (in thousands)
Auto(2)	346	358	-3.4%
Property	167	168	-0.6%
Total	513	526	-2.5%
(1)    (Favorable) unfavorable.
(2)    Includes assumed risks in force of 4.

52 Annual Report on Form 10-K	Horace Mann Educators Corporation

Catastrophe losses incurred were as follows:(1)

($ in millions)	Year Ended December 31,
	2024	2023
Three months ended
March 31st	$16.2	$22.4
June 30th	40.9	41.5
September 30th	34.0	28.7
December 31st	3.8	5.0
Total for year	$94.9	$97.6
(1)    See Part I - Item 1 - Reporting Segments - Property & Casualty for further details regarding catastrophe losses for the past five years.
Including a profit of $36.5 million in the fourth quarter, the Property & Casualty segment’s net income for the full year 2024 reflected favorable prior years' reserve development in the current year and non-catastrophe loss activity for much of the year. Property & Casualty net premiums written were up 13.9% for the year and segment net investment income was up 21.4% for the year.
On a reported basis, the 13.3 point decrease in the auto combined ratio in 2024 was mainly attributable to a 9.1 point decrease in the auto underlying loss ratio* and favorable prior year development. Favorable prior years' auto reserve development of $15.2 million was reported in 2024, reflecting the impact of lower severity.
The reported property combined ratio decreased 19.7 points in 2024 primarily due to a 9.9 point decrease in property underlying ratio* and favorable prior year development. Additionally, there was a 4.7 point decrease in the catastrophe ratio driven by higher premiums.
In 2024, total Property & Casualty net premiums written* increased $94.9 million as rate actions and inflation adjustments to coverage values for property more than offset declines in risks in force. Retention remained strong despite the rate actions with auto at 85.3%, reflecting a one point decline, and property flat at 89.6%.
In 2024, auto net premiums written* increased $51.6 million, primarily due to rate actions partially offset by the continuing decline in auto risks in force. For 2024, average auto net premium written and average net premium earned increased 15.7% and 16.3%, respectively. Property and other net premiums written* increased $43.3 million due to increases in average net premium written and average net premium earned which increased 18.2% and 17.8% respectively, as rate actions and inflation adjustments to coverage values continue to take effect. The number of educator risks has been at or above 80% relative to overall risks in force over the past two years.
We continue to evaluate and implement actions to further mitigate our risk exposure. Such actions could include, but are not limited to, non-renewal of property risks, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

Horace Mann Educators Corporation	Annual Report on Form 10-K 53

Life & Retirement
2024 net income reflected the following factors:
•1.7% decrease in net investment income due to lower returns on the commercial mortgage loan funds
•Decline of 46 basis points in the annualized net interest spread due to higher interest credited with slight decrease in net investment income
•Lower DAC amortization due to lower levels of write-offs as annuity persistency has been stable in the current year
•Life Benefits increased 4%

54 Annual Report on Form 10-K	Horace Mann Educators Corporation

The following table provides certain information for the Life & Retirement segment for the years indicated.

($ in millions)	Year Ended December 31,			2024-2023
	2024	2023		Change %
Life & Retirement
Net premiums written and contract deposits*	$573.9	$573.3		0.1%

Net premiums and contract charges earned	154.6	151.7		1.9%
Net investment income	363.6	369.9		-1.7%
Other income	20.2	17.0		18.8%

Benefits and change in reserves	125.2	123.2		1.6%
Interest credited	211.2	201.8		4.7%
Operating expenses	109.8	98.7		11.2%
DAC amortization expense	24.6	28.1		-12.5%
Intangible asset amortization expense	0.2	0.2		—%

Income before income taxes	67.4	86.6		-22.2%
Income tax expense	11.1	15.1		-26.5%
Net income	56.3	71.5		-21.3%
Core earnings*	56.3	71.5		-21.3%
Adjusted core earnings*	54.2	$68.2		-20.5%

Life policies in force (in thousands)	161	162		-0.6%
Life insurance in force	$21,059	$20,476		2.8%
Life persistency - LTM	96.1%	95.7%	0.4	pts

Annuity contracts in force (in thousands)	219	223		-1.8%
Horace Mann Retirement Advantage® contracts in force (in thousands)	22	19		15.8%
Cash value persistency - LTM	91.4%	91.5%		-0.1%

The Life & Retirement segment net income decreased 21.3% in 2024 reflecting the lower net interest margin. Net investment income decreased 1.7% for the full-year due to lower returns on the commercial mortgage loan funds. The annualized net interest spread in our fixed annuity business was 172 basis points for the full year compared to 218 basis points in 2023, largely due to lower commercial mortgage loan funds and higher credited rates on the retained annuity block. The net dollar contribution from our FHLB funding agreements increased $3.8 million compared with 2023, with FHLB interest expense reflected in interest credited.
For 2024, net annuity contract deposits* for variable and fixed annuities decreased 0.8% for the year to $452.4 million. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, including the company’s attractive annuity products, which provide encouraging cross-sell opportunities. Cash value persistency remained strong at 91.4%.
Life annualized sales* were $10.4 million for the year, which was an 11.8% increase over prior year. Life insurance in force rose to $21.1 billion at year-end.
Horace Mann currently has $5.5 billion in annuity assets under management, including $2.2 billion of fixed annuities, $2.9 billion of variable annuities and $0.4 billion of fixed indexed annuities. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, were up 4.8%, benefiting from the strong equity markets.
We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We

Horace Mann Educators Corporation	Annual Report on Form 10-K 55

estimate that over the next 12 months approximately $512.5 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.
Interest rates remained relatively elevated throughout 2024. However, the risk of a deep recession or shock to the economy, such as a global pandemic, could result in a return to historically low interest rates. The current environment of higher interest rates have afforded us the opportunity to invest new insurance cash flows and reinvested cash flows at higher yields, which should be a benefit to net investment income, but the higher interest rates have caused net unrealized investment losses in the portfolios.
As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $2.0 million in year one and $5.9 million in year two, reducing the annualized net interest spread by approximately 7 basis points and 21 basis points in the respective periods, compared to the current period annualized net interest spread. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
We reinsure a $2.4 billion block of in force fixed annuities with a minimum crediting rate of 4.5% which helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the guaranteed minimum crediting rates for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	December 31, 2024
	Total Deferred Annuities		Deferred Annuities at Minimum Crediting Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Guaranteed minimum crediting rates:
Less than 2%	50.7%	$1,236.4	33.9%	36.7%	$419.2
Equal to 2% but less than 3%	17.2	419.6	9.9	3.6	41.4
Equal to 3% but less than 4%	24.2	591.9	82.2	42.7	486.8
Equal to 4% but less than 5%	6.2	151.4	100.0	13.3	151.4
5% or higher	1.7	42.1	100.0	3.7	42.1
Total	100.0%	$2,441.4	46.7%	100.0%	$1,140.9

56 Annual Report on Form 10-K	Horace Mann Educators Corporation

Supplemental & Group Benefits
2024 net income reflected the following factors:
•Benefit ratios reflect favorable impact from the annual reserve assumption review
•Slight decline in premium due to run-off* of an indemnified block of employer-sponsored products; net premiums earned increased 2.2% excluding the run-off

The following table provides certain information for Supplemental & Group Benefits for the years indicated.

($ in millions)	Year Ended December 31,		2024-2023
	2024	2023	Change %
Supplemental & Group Benefits
Net premiums and contract charges earned	$254.9	$259.8	-1.9%
Net investment income	38.1	38.9	-2.1%
Other income	(4.6)	(11.1)	58.6%
Benefits, settlement expenses and change in reserves	78.8	88.9	-11.4%
Interest credited	4.7	3.9	20.5%
Operating expenses (includes DAC unlocking and amortization expense)	112.5	110.5	1.8%
Intangible asset amortization expense	14.3	14.6	-2.1%
Income before income taxes	78.1	69.7	12.1%
Net income	60.4	54.9	10.0%
Core earnings*	60.4	54.9	10.0%
Adjusted core earnings*	71.7	66.4	8.0%

Benefits ratio(1)	32.7%	35.7%	-3.0	pts
Operating expense ratio(2)	39.0%	38.4%	0.6	pts
Pretax profit margin(3)	27.1%	24.3%	2.8	pts

Worksite direct products benefits ratio	27.2%	29.1%	-1.9	pts
Worksite direct premium persistency (rolling 12 months)	90.5%	91.4%	-0.9	pts
Employer-sponsored products benefits ratio	37.8%	41.4%	-3.6	pts
(1)    Ratio of benefits to net premiums earned.
(2)    Ratio of operating expenses to total revenues.
(3)    Ratio of income before income taxes to total revenues.

2024 net income for the Supplemental & Group Benefits segment was $60.4 million. Segment net premiums earned and benefits expense declined slightly due to an indemnified block that is in run-off. The full-year benefit ratio for the worksite direct product line declined due to a slight increase in lapses. The full-year benefit ratio for

Horace Mann Educators Corporation	Annual Report on Form 10-K 57

the employer-sponsored product lines declined due to favorable impact from the annual reserve assumption review, primarily related to favorable morbidity in our group long-term disability book. Segment net investment income declined 2.1% due to lower returns on the commercial mortgage loan funds. The non-cash impact of amortization of intangible assets under purchase accounting reduced full-year 2024 core earnings by $14.3 million, pretax, compared to $14.6 million in 2023.
Total segment sales* for the year were $25.6 million, down 2.3% from the prior year, with worksite direct supplemental product sales* of $17.0 million and employer-sponsored products of $8.7 million. Persistency remains strong at 90.5%.
Corporate & Other
The following table provides certain financial information for Corporate & Other for the years indicated.

($ in millions)	Year Ended December 31,		2024-2023
	2024	2023	Change %
Total revenues	$0.9	$3.4	-73.5%
Interest expense	34.6	29.7	16.5%
Other operating expenses	9.3	7.4	25.7%
Loss before income taxes	(43.0)	(33.7)	-27.6%
Core loss* after tax	(33.7)	(27.1)	-24.4%
Net investment losses, pretax	(17.3)	(24.0)	N.M.
Net investment losses, after tax	(13.6)	(18.8)	N.M.
Non-core Legacy Commercial exposures, pretax	(20.0)	0.0	N.M.
Non-core Legacy Commercial exposures, after tax	(15.7)	0.0	N.M.
Net loss	(63.0)	(45.9)	37.3%

For 2024, the net loss increased $17.1 million, primarily due to an increase in reserves relate to the legacy commercial exposures and an increase in interest expense partially offset by lower net investment losses.
Investment Results
Total net investment income includes net investment income from our investment portfolio as well as accreted investment income from the deposit asset on reinsurance related to our reinsured block of approximately $2.4 billion of fixed annuity liabilities related to legacy individual annuities written in 2002 or earlier.

($ in millions)	Year Ended December 31,		2024-2023
	2024	2023	Change %
Net investment income - investment portfolio	$344.3	$339.9	1.3%
Investment income - deposit asset on reinsurance	101.4	104.9	-3.3%
Total net investment income	445.7	444.8	0.2%
Pretax net investment losses	(17.3)	(24.0)	N.M.
Pretax net unrealized investment gains (losses) on fixed maturity securities	(454.5)	(417.6)	N.M.

For the full year, total net investment income rose 0.2% and net investment income on the managed portfolio increased 1.3%. The full-year increase reflected the benefit from higher interest rates in the fixed-income portfolios. Investment yield on the portfolio excluding limited partnership interests was 5.10%, with new money yields continuing to exceed portfolio yields in the core fixed maturity securities portfolio.
For 2024, pretax net investment losses decreased $6.7 million primarily due to changes in fair values of equity securities and normal portfolio management activity. Pretax net unrealized investment losses on fixed maturity securities as of December 31, 2024 were $454.5 million compared to pretax net unrealized investment losses of $417.6 million as of December 31, 2023, reflecting higher interest rates, driven primarily in increases to the 10-year U.S. Treasury yield, which was up 69 basis points for the year.

58 Annual Report on Form 10-K	Horace Mann Educators Corporation

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolio by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	December 31, 2024
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	155	$383.0	$421.7	$(38.7)
Misc.	39	231.7	242.5	(10.8)
Insurance	57	161.4	177.0	(15.6)
Energy	87	131.5	145.0	(13.5)
HealthCare,Pharmacy	75	112.0	136.2	(24.2)
Utilities	78	108.9	128.0	(19.1)
Real Estate	36	85.9	94.5	(8.6)
Transportation	39	66.9	75.4	(8.5)
Consumer Products	60	62.4	77.6	(15.2)
Natural Gas	15	51.2	58.3	(7.1)
All other corporates(1)	295	387.5	439.0	(51.5)
Total corporate bonds	936	1,782.4	1,995.2	(212.8)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	235	551.8	602.4	(50.6)
Commercial(2)	153	292.9	319.0	(26.1)
Other	87	68.5	69.1	(0.6)
Municipal bonds(3)	576	1,150.8	1,239.1	(88.3)
Government bonds
U.S.	45	357.6	426.5	(68.9)
Foreign	3	13.1	14.1	(1.0)
Collateralized loan obligations(4)	353	862.3	860.4	1.9
Asset-backed securities	158	308.5	316.7	(8.2)
Total fixed maturity securities	2,546	$5,387.9	$5,842.5	$(454.6)

Equity securities
Non-redeemable preferred stocks	19	$64.5
Common stocks	4	2.0
Total equity securities	23	$66.5

Total	2,569	$5,454.4
(1)The All other corporates category contains 19 additional industry sectors. Technology, food and beverage, broadcasting and media, retail and telecommunications represented $204.9 million of fair value at December 31, 2024, with the remaining 13 sectors each representing less than $32.9 million.
(2)As of December 31, 2024, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 40.9% are tax-exempt and 77.5% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- as of December 31, 2024.
(4)Based on fair value, 97.2% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO - S&P, Moody's, Fitch, DBRS, A.M. Best, Egan Jones and Kroll).

Horace Mann Educators Corporation	Annual Report on Form 10-K 59

As of December 31, 2024, our diversified fixed maturity securities portfolio consisted of 3,897 investment positions, issued by 2,546 entities, and totaled approximately $5.4 billion in fair value. This portfolio was 95.1% investment grade, based on fair value, with an average credit quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AA or AAA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities (1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of December 31, 2024, 94.9% of these combined portfolios were investment grade, based on fair value, with an overall average credit quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	December 31, 2024
	Percent of Total Fair Value	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.9%	$642.1	$660.7
AA(2)	42.3	2,279.6	2,528.1
A	19.7	1,060.1	1,118.9
BBB	21.2	1,141.3	1,251.1
BB	1.3	67.6	71.3
B	0.5	30.2	30.8
CCC or lower	0.1	3.5	4.8
Not rated(3)	3.0	163.5	176.8
Total fixed maturity securities	100.0%	$5,387.9	$5,842.5
Equity securities
AAA	—	—
AA	—	—
A	—	—
BBB	77.3%	$51.4
BB	16.2	10.8
B	0.2	0.1
CCC or lower	—	—
Not rated	6.3	4.2
Total equity securities	100.0%	$66.5

Total		$5,454.4
(1)Ratings are as assigned by a NRSRO when available. If no rating is available from a NRSRO, then a rating provided by the investment manager is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)As of December 31, 2024, the AA rated fair value amount included $357.6 million of U.S. Government and federally sponsored agency securities and $744.5 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSO.

As of December 31, 2024, the fixed maturity securities portfolio had $503.0 million of pretax gross unrealized investment losses on $3,600.8 million of fair value related to 2,527 positions. Of the investment positions with gross unrealized investment losses, there were 499 securities trading below 80.0% of the carrying amount as of December 31, 2024. See Part II - Item 8, Note 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Higher interest rates, driven by higher US Treasury yields, have been the main driver of unrealized losses in the fixed maturity securities portfolio, with the 10-year increasing 69 basis points in 2024. Credit spreads partly offset these higher Treasury yields, tightening during the same time period, with investment grade and high yield

60 Annual Report on Form 10-K	Horace Mann Educators Corporation

tighter by 19 and 36 basis points, respectively. Investment grade and high yield total returns for the year ended December 31, 2024 were up 2.13% and 8.19%, respectively. During the same time period, the Bloomberg Barclays Index Yield-to-Worst for Investment Grade rose 27 basis points, ending at 5.33%, while the High Yield Index fell 10 basis points to 7.49%.
Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the year ended December 31, 2024. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates of this Annual Report on Form 10-K.
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

($ in millions)	Year Ended December 31,		2024-2023
	2024	2023	Change %
Net cash provided by operating activities	$452.1	$302.1	49.7%
Net cash used in investing activities	(135.8)	(107.4)	26.4%
Net cash used in financing activities	(307.9)	(207.8)	48.2%
Net increase (decrease) in cash	8.4	(13.1)	-164.1%
Cash at beginning of year	29.7	42.8	-30.6%
Cash at end of year	$38.1	$29.7	28.3%
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
For 2024, net cash provided by operating activities increased $150.0 million. Fluctuations in net cash provided by operating activities are primarily due to timing of premium and investment income collections and benefits and claims payments.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 61

Financing Activities
Financing activities include primarily payment of dividends, receipt and withdrawal of funds by annuity contractholders, issuances and repurchases of our common stock, finance-type reinsurance agreements, fluctuations in book overdraft balances, and borrowings, repayments and repurchases related to debt facilities.
For 2024, cash outflows for financing activities were $100.1 million higher. The higher cash outflows were due to an increase in net cash outflows on annuity contracts and lower net cash inflows from FHLB funding agreements partially offset by higher net inflows for reverse repurchase agreements.
On September 15, 2023, we issued $300.0 million aggregate principal amount of 7.25% Senior Notes due September 15, 2028 (2023 Senior Notes) and used the net proceeds to fully repay the $249.0 million of outstanding borrowings under our Revolving Credit Facility. The remaining net proceeds from the issuance of the 2023 Senior Notes were available for general corporate purposes.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Year Ended December 31,		2024-2023	2024-2023
	2024	2023	Change $	Change %
Balance at beginning of the year	$904.5	$792.5	$112.0	14.1%
Advances received from FHLB funding agreements	355.0	301.5	53.5	17.7%
Principal repayment on FHLB funding agreements	(270.0)	(189.5)	(80.5)	42.5%
Balance at end of the year	$989.5	$904.5	$85.0	9.4%

62 Annual Report on Form 10-K	Horace Mann Educators Corporation

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑

Horace Mann Educators Corporation	Annual Report on Form 10-K 63

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
As of December 31, 2024, we held $1.1 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
Capital Resources
We have determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the NAIC. Historically, our insurance subsidiaries have generated capital in excess of such needed levels. These excess amounts have been paid to us through dividends. We have then utilized these dividends and our access to the capital markets to service and retire debt, pay dividends to our shareholders, fund growth initiatives, repurchase shares of our common stock and for other corporate purposes. If necessary, we also have other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include our Revolving Credit Facility, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2025 from all of our insurance subsidiaries without prior regulatory approval is approximately $148.8 million, excluding the impact and timing of prior year dividends, of which $117.1 million was paid during the year ended December 31, 2024. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Total capital was $1,834.5 million as of December 31, 2024, including $547.0 million of long-term debt. Total debt represented 29.8% of total capital including net unrealized investment losses on fixed maturity securities (26.3% of total capital excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributed to discount rates*) as of December 31, 2024, which was slightly above our long-term target of 25.0%.
Shareholders' equity was $1,287.5 million as of December 31, 2024, including net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributed to discount rates. The market value of our common stock and the market value per share were $1,603.1 million and $39.23, respectively, at December 31, 2024. Book value per share was $31.51 as of December 31, 2024 ($37.54 excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributed to discount rates*).
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of December 31, 2024 is included in Part II - Item 7, Results of Operations by Segment and Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Total shareholder dividends paid were $55.6 million for the year ended December 31, 2024. In 2024, the Board declared regular quarterly dividends of $0.34 per share. Compared to the full year per share dividends paid in 2023 of $1.32, the total 2024 dividends paid per share of $1.36 represented an increase of 3.0%.
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

64 Annual Report on Form 10-K	Horace Mann Educators Corporation

the third quarter of 2022, the 2015 Program was completed and we began repurchasing shares under the 2022 Program. During 2024, we repurchased 256,159 shares of our common stock at an average price per share of $33.33 under the Programs. In total and through December 31, 2024, 2,164,135 shares have been repurchased under the 2015 and 2022 Programs at an average price of $34.06 per share. The repurchase of shares was funded through use of cash. As of December 31, 2024, $26.3 million remained authorized for future share repurchases under the 2022 Program.
The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	December 31,
			2024	2023
Short-term debt
Revolving Credit Facility	Variable	2026	$—	$—
Long-term debt(1)
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.4 and $0.5 and unamortized debt issuance costs of $2.3 and $2.8	7.25%	2028	297.3	296.7
4.50% 2015 Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.1 and $0.2 and unamortized debt issuance costs of $0.2 and $0.5	4.50%	2025	249.7	249.3
Total			$547.0	$546.0
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
The net proceeds from the sale of the 2023 Senior Notes were used to fully repay the $249.0 million balance on the Revolving Credit Facility with remaining net proceeds from the sale to be used for general corporate purposes. As of December 31, 2024, we had $325.0 million available on the Revolving Credit Facility, with an interest rate based on SOFR plus 115 basis points plus the applicable benchmark adjustment spread. The Revolving Credit Facility expires on July 12, 2026. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of December 31, 2024.
As of December 31, 2024, we had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (2015 Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the 2015 Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the 2015 Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The 2015 Senior Notes are traded in the open market (HMN 4.50).
As of December 31, 2024, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
We had an obligation of $12.0 million for securities sold under reverse repurchase agreements at December 31, 2024 compared to no reverse repurchase agreements outstanding as of December 31, 2023.
To provide additional capital management flexibility, we filed a "universal shelf" registration statement on Form S-3 with the Securities and Exchange Commissions (SEC) on March 8, 2024. The registration statement, which registered the offer and sale from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 8, 2024. Unless withdrawn

Horace Mann Educators Corporation	Annual Report on Form 10-K 65

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries, with an assigned rating of A (Excellent). Assigned ratings and respective affirmation/review dates as of February 14, 2025 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	8/22/2024
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		8/22/2024
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		8/22/2024
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A	(stable)	N.A.		8/22/2024
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		8/22/2024
Fitch
HMEC (parent company)			BBB	(stable)	8/29/2024
HMEC's Life Group	A	(stable)			8/29/2024
HMEC's P&C Group	A	(stable)			8/29/2024
Moody's
HMEC (parent company)			Baa2	(negative)	4/1/2024
HMEC's Life Group	A2	(negative)			7/24/2024
HMEC's P&C Group	A2	(negative)			4/1/2024
S&P	A	(stable)	BBB	(stable)	2/18/2025
Reinsurance Programs
Information regarding the reinsurance programs for our Property & Casualty, Life & Retirement and Supplemental & Group Benefits segments is located in Part I - Item 1, Reporting Segments of this Annual Report on Form 10-K.
Future Adoption of New Accounting Standards
We have not yet adopted Income Taxes (Topic 740): Improvements to Income Tax Disclosures or Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement because the adoption dates have not occurred. For a discussion of these new accounting standards, see Part II - Item 8, Note 1 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

66 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Through active investment management, we invest available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support, (2) are diversified among industries, issuers and geographic locations, and (3) are predominantly investment-grade fixed maturity securities classified as available for sale. As of the time of issuance of this Annual Report on Form 10-K, derivatives are only used to manage the interest crediting rate risk within our FIA and IUL products. As of December 31, 2024, approximately 14.5% of the fixed maturity securities portfolio supported Property & Casualty, 73.5% supported Life & Retirement, and 12.0% supported Supplemental & Group Benefits. For discussions regarding our investments see Part II - Item 7, Results of Operations by Segment of this report regarding net investment gains (losses) and Part I - Item 1, Investments of this Annual Report on Form 10-K.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 67

achieving our targeted returns and new business is priced to do so as well. Also, see Part II - Item 7, Results of Operations by Segment of this Annual Report on Form 10-K regarding interest credited to policyholders.
Using financial modeling and other techniques, we regularly evaluate the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of our multiline insurance operations combines the characteristics of our long duration annuity and interest rate sensitive life liabilities with our short duration non-interest rate sensitive Property & Casualty liabilities. Overall, as of December 31, 2024, the duration of the fixed maturity securities portfolio was estimated to be approximately 5.6 years and the duration of our insurance liabilities and debt was estimated to be approximately 6.5 years.
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
We periodically evaluate our sensitivity to interest rate risk. Based on commonly used models, we project the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. Based on the most recent study, assuming an immediate decrease of 100 basis points in interest rates, the fair value of our assets and liabilities would both increase, the net of which would result in an increase in shareholders' equity of approximately $90.2 million after tax, or 7.0%. Assuming an immediate increase of 100 basis points in interest rates, the fair value of our assets and liabilities would both decrease, the net of which would result in a decrease in shareholders' equity of approximately $62.3 million after tax, or 4.8%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While we believe that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any actions that we would take to attempt to mitigate such hypothetical losses in fair value of shareholders' equity.
As a general guideline, we estimate that pretax net income in 2025 and 2026 would decrease by approximately $2.4 million for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in force contracts. In addition, declining interest rates also could negatively impact the recoverability of goodwill and certain intangible assets, due to the impacts on the estimated fair value of our reporting units.
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

68 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 8. I Financial Statements and Supplementary Data
HORACE MANN EDUCATORS CORPORATION

Horace Mann Educators Corporation	Annual Report on Form 10-K 69

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Horace Mann Educators Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

70 Annual Report on Form 10-K	Horace Mann Educators Corporation

Fair value for hard-to-value fixed maturity securities
As discussed in Note 3 to the consolidated financial statements, as of December 31, 2024, the Company has recorded an estimated fair value for fixed maturity securities, of which a portion represents securities that are hard-to-value, which are primarily securities that use Level 3 (unobservable) inputs. The Company estimates the fair value of hard-to-value fixed maturity securities, which includes securities that do not have observable market-based inputs or prices or that trade in markets that are less liquid. The Company uses judgment to determine the appropriate inputs and assumptions used to estimate the fair value of these hard-to-value securities. As of December 31, 2024, the estimated fair value of fixed maturity securities was $5,387.9 million.
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
Valuation of the liability for property and casualty unpaid claims and claim expense reserves
As discussed in Notes 1 and 5 of the consolidated financial statements, the Company employs actuarial techniques to estimate the liability for property and casualty unpaid claims and claim expense reserves (reserves). The Company develops reserves based on the application of actuarial methods and best estimate assumptions to historical claim experience. The reserves are continually updated by the Company as experience develops and new information becomes known. The Company recorded an estimated liability of $319.8 million for property and casualty unpaid claims and claim expense reserves as of December 31, 2024.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 71

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
Columbus, Ohio
February 27, 2025

72 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	December 31,
	2024	2023
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2024, $5,842.5; 2023, $5,652.9)	$5,387.9	$5,235.3
Equity securities at fair value, (cost $78.8 and $86.2)	66.5	86.2
Limited partnership interests (Carried under Fair Value Option, 2024 $28.9 and 2023, $29.5)	1,121.3	1,138.8
Policy loans	140.8	141.4
Short-term and other investments	199.9	228.8
Total investments	6,916.4	6,830.5
Cash	38.1	29.7
Deferred policy acquisition costs	347.2	336.3
Reinsurance balances receivable	424.8	480.5
Deposit asset on reinsurance	2,434.3	2,496.6
Intangible assets	155.8	170.3
Goodwill	54.3	54.3
Other assets	408.1	357.6
Separate Account variable annuity assets	3,708.8	3,294.1
Total assets	$14,487.8	$14,049.9

Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,622.8	$1,761.8
Policyholders' account balances	5,100.3	5,187.0
Unpaid claims and claim expenses	569.2	581.7
Unearned premiums	344.2	300.9
Total policy liabilities	7,636.5	7,831.4
Other policyholder funds	995.7	916.0
Other liabilities	312.3	287.1
Long-term debt	547.0	546.0
Separate Account variable annuity liabilities	3,708.8	3,294.1
Total liabilities	13,200.3	12,874.6
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2024, 67,032,164; 2023, 66,747,821	0.1	0.1
Additional paid-in capital	525.2	510.9
Retained earnings	1,548.2	1,502.2
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(357.4)	(328.3)
Net reserve remeasurements attributable to discount rates	110.9	21.9
Net funded status of benefit plans	(7.0)	(7.6)
Treasury stock, at cost, 2024, 26,167,246 shares; 2023, 25,911,087 shares	(532.5)	(523.9)
Total shareholders' equity	1,287.5	1,175.3
Total liabilities and shareholders' equity	$14,487.8	$14,049.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 73

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
($ in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022(1)
Statements of Operations
Revenues
Net premiums and contract charges earned	$1,146.0	$1,057.1	$1,027.7
Net investment income	445.7	444.8	400.9
Net investment losses	(17.3)	(24.0)	(56.5)
Other income	20.8	14.0	9.5

Total revenues	1,595.2	1,491.9	1,381.6

Benefits, losses and expenses
Benefits, claims and settlement expenses (Reserve remeasurement (gains)/losses $1.6, $(1.6), $(2.5))	745.0	769.1	747.0
Interest credited	215.9	205.7	173.4
Operating expenses	345.5	318.1	315.5
DAC amortization expense	111.1	101.2	88.2
Intangible asset amortization expense	14.5	14.8	16.8
Interest expense	34.6	29.7	19.4
Other expense - goodwill and intangible asset impairments	—	—	4.8

Total benefits, losses and expenses	1,466.6	1,438.6	1,365.1

Income before income taxes	128.6	53.3	16.5
Income tax expense (benefit)	25.8	8.3	(3.3)

Net income	$102.8	$45.0	$19.8

Net income per share
Basic	$2.49	$1.09	$0.48
Diluted	$2.48	$1.09	$0.47

Weighted average number of shares and equivalent shares
Basic	41.3	41.3	41.6
Diluted	41.5	41.4	41.8

Statements of Comprehensive Income (Loss)
Net income	$102.8	$45.0	$19.8
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	(29.1)	121.3	(796.7)
Change in net reserve remeasurements attributable to discount rates	89.0	(37.1)	445.9
Change in net funded status of benefit plans	0.6	1.2	1.4
Other comprehensive income (loss)	60.5	85.4	(349.4)
Comprehensive income (loss)	$163.3	$130.4	$(329.6)
(1) Recast for the adoption of ASU 2018-12.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

74 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022(1)
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1
Options exercised	—	—	—
Conversion of common stock units	—	—	—
Conversion of restricted common stock units	—	—	—
Ending balance	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	510.9	502.6	495.3
Options exercised and conversion of common stock units and restricted stock units	4.9	(0.5)	(0.9)
Share-based compensation expense	9.4	8.8	8.2
Ending balance	525.2	510.9	502.6

Retained earnings
Beginning balance	1,502.2	1,512.4	1,547.0
Net income	102.8	45.0	19.8
Dividends, 2024, $1.36 per share; 2023, $1.32 per share; 2022, $1.28 per share	(56.8)	(55.2)	(53.7)
Effect of adopting ASU 2018-12	—	—	(0.7)
Ending balance	1,548.2	1,502.2	1,512.4

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(314.0)	(399.4)	(50.0)
Change in net unrealized investment gains (losses) on fixed maturity securities	(29.1)	121.3	(796.7)
Change in net reserve remeasurements attributable to discount rates	89.0	(37.1)	445.9
Change in net funded status of benefit plans	0.6	1.2	1.4
Ending balance	(253.5)	(314.0)	(399.4)

Treasury stock, at cost
Beginning balance	(523.9)	(517.4)	(493.4)
Treasury stock acquired - share repurchase authorization	(8.6)	(6.5)	(24.0)
Ending balance	(532.5)	(523.9)	(517.4)
Shareholders' equity at end of year	$1,287.5	$1,175.3	$1,098.3
(1) Recast for the adoption of ASU 2018-12.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 75

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2024	2023	2022(1)
Cash flows - operating activities
Net income	$102.8	$45.0	$19.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	17.3	24.0	56.5
Depreciation and intangible asset amortization	26.4	26.2	27.6
Share-based compensation expense	9.9	9.5	8.9
Loss (gain) from equity method investments, net of dividends or distributions	35.5	(14.5)	18.2
Other expense - goodwill impairments	—	—	4.8
Changes in:
Insurance liabilities	82.8	186.7	334.2
Amounts due under reinsurance agreements	55.7	(12.5)	(309.8)
Income tax liabilities	28.2	(15.0)	110.5
Other operating assets and liabilities	101.4	53.9	(109.4)
Contributions to defined benefit plan	(1.4)	—	—
Other, net	(6.5)	(1.2)	10.2
Net cash provided by operating activities	452.1	302.1	171.5
Cash flows - investing activities
Fixed maturity securities purchases	(1,161.5)	(596.7)	(1,046.4)
Fixed maturity securities sales	380.3	377.6	752.0
Fixed maturity securities maturities, paydowns, calls and redemptions	539.7	291.9	496.8
Equity securities purchases	(4.5)	(2.5)	(5.2)
Equity securities sales and repayments	16.3	18.7	12.0
Limited partnership interests purchases	(74.8)	(207.2)	(356.4)
Limited partnership interests sales	119.5	41.4	66.6
Change in short-term and other investments, net	42.0	(39.8)	40.0
Acquisition of business, net of cash acquired	—	—	(164.4)
Other, net	7.2	9.2	(9.6)
Net cash used in investing activities	(135.8)	(107.4)	(214.6)
Cash flows - financing activities
Dividends paid to shareholders	(55.5)	(53.9)	(52.6)
Proceeds from issuance of 2023 Senior Notes due 2028	—	297.7	—
Principal repayment on Revolving Credit Facility	—	(249.0)	—
Principal repayment on FHLB borrowings	—	—	(5.0)
Treasury stock acquired	(8.6)	(6.5)	(24.0)
Proceeds from exercise of stock options	5.1	—	—
Withholding tax payments on RSUs tendered	(1.8)	(1.8)	(2.4)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	796.1	787.6	636.5
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(637.0)	(604.7)	(472.2)
Repayment of FHLB funding agreements	(270.0)	(189.5)	(149.0)
Life policy accounts deposits, withdrawals, and surrenders	11.7	8.6	7.8
Change in deposit asset on reinsurance	(162.4)	(123.6)	(67.0)
Net increase (decrease) in reverse repurchase agreements	12.0	(70.2)	70.2
Change in book overdrafts	2.5	(2.5)	9.9
Net cash used in financing activities	(307.9)	(207.8)	(47.8)
Net increase (decrease) in cash	8.4	(13.1)	(90.9)
Cash at beginning of year	29.7	42.8	133.7
Cash at end of year	$38.1	$29.7	$42.8
(1) Recast for the adoption of ASU 2018-12.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

76 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
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
Investments
Fixed Maturity Securities
The Company invests predominantly in fixed maturity securities. Fixed maturity securities include bonds, asset-backed securities (ABS), mortgage-backed securities (MBS), other structured securities and redeemable preferred stocks. MBS includes residential and commercial mortgage-backed securities. Fixed maturity securities, which may be sold prior to their contractual maturity, are designated as available for sale (AFS) and are carried at fair value of which a portion represent securities that are hard-to-value. See Note 3 – Fair Value of Financial Instruments – for a detailed description of how the Company estimates fair value for its fixed maturity

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
Equity Securities
Equity securities primarily include common stocks, exchange traded mutual funds and non-redeemable preferred stocks. Certain exchange traded mutual funds have fixed maturity securities as their underlying investments. Equity securities are carried at fair value and typically have readily determinable fair values.
Limited Partnership Interests
Investments in limited partnership interests are predominately accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage loan funds, private equity funds, infrastructure equity funds, real estate equity funds, infrastructure debt funds and other funds. The Company has one investment in the Voya CML Fund totaling $241.6 million as of December 31, 2024. In addition, we have two limited partnership investments accounted for at fair value using the fair value option (FVO).
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
Net Investment Income
Net investment income primarily consists of interest, dividends and income from fixed maturity securities. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. ABS and MBS interest income is determined considering estimated pay-downs, including prepayments, obtained from third-party data sources and internal estimates. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS and MBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is generally recalculated on a prospective basis. Net investment income for AFS fixed maturity securities includes the impact of accreting the credit loss allowance for the time value of money. Accrual of income is suspended for fixed maturity securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for commercial mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable. Accrued investment income receivables are monitored for recoverability and when not expected to be collected, are written-off through net investment income. Cash receipts on investments on non-accrual status are generally recorded as a reduction of amortized cost or principal. Income from limited partnership interests is generally recognized following the equity method of accounting, where changes in fair value of the investee’s equity primarily determined using its net asset value and is generally recognized on a three month delay due to the availability of the related financial statements of the investee. In addition, the Company has two limited partnership investments that are accounted for using the Fair Value Option (FVO) where changes in the fair value of the limited partnership investment are recognized in income.

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
Deferred Policy Acquisition Costs and Deferred Sales Inducements
The Company's DAC by reporting segment was as follows:

($ in millions)	December 31,
	2024	2023
Property & Casualty	$34.4	$29.3
Life & Retirement	301.4	297.7
Supplemental & Group Benefits	11.4	9.3
Total	$347.2	$336.3

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
Amortization of DAC is recognized as DAC amortization expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The DAC balance is reduced for actual experience in excess of expected experience. Changes in future estimates are recognized prospectively over the remaining expected contract term.
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
Intangible Assets, net
The value of business acquired (VOBA) associated with the acquisition of NTA Life Enterprises, LLC (NTA) represents the difference between the fair value of insurance contracts and insurance policy reserves measured in accordance with the Company's accounting policy for insurance contracts acquired. VOBA was based on an actuarial estimate of the present value of future distributable earnings for insurance in force on the acquisition date. VOBA net of accumulated amortization was $59.5 million as of December 31, 2024 and is being amortized by product based on the present value of future premiums to be received. The Company estimates that it will

80 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
recognize VOBA amortization of $5.1 million in 2025, $4.7 million in 2026, $4.4 million in 2027, $4.1 million in 2028, and $3.9 million in 2029.
The Company accounts for the value of distribution acquired (VODA) associated with the acquisition of NTA based on an actuarial estimate of the present value of future business to be written by the existing distribution channel. VODA net of accumulated amortization was $33.1 million as of December 31, 2024 and is being amortized on a straight-line basis. The Company estimates that it will recognize VODA amortization of $2.9 million in each of the years 2025 through 2029, respectively.
The Company accounts for the value of agency relationships based on the present value of commission overrides retained by NTA. Agency relationships net of accumulated amortization was $5.8 million as of December 31, 2024 and is being amortized based on the present value of future premiums to be received. The Company estimates that it will recognize agency relationships amortization of $1.2 million in 2025, $1.0 million in 2026, $0.9 million in 2027, $0.8 million in 2028 and $0.6 million in 2029.
The Company accounts for the value of customer relationships based on the present value of expected profits from existing Benefit Consultants Group, Inc. (BCG) and Madison National customers in force at the date of acquisition. Customer relationships net of accumulated amortization was $43.6 million as of December 31, 2024 and is being amortized based on the present value of future profits to be received for BCG and based on the present value of future premiums for Madison National. The Company estimates that it will recognize customer relationships amortization of $5.1 million in 2025, $5.5 million in 2026, $5.9 million in 2027, $6.3 million in 2028 and $6.5 million in 2029.
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
Annually, the Company performs a VOBA analysis on supplemental insurance policies to assess whether a loss recognition event has occurred. This initially involves comparing the historical and expected future experience on the block to the assumptions embedded in the original VOBA intangible asset. If both the experience to date and current expected experience are consistently better than the initial VOBA assumptions, the remaining value in the block is sufficient to support the VOBA intangible asset and no loss recognition is necessary. If the historical and current expected assumptions are not uniformly better than the initial VOBA assumptions, a gross premium valuation (GPV) is performed to assess whether a loss recognition event has occurred. This involves discounting expected future benefits and expenses less expected future premiums. To the extent that this amount is greater than the liability for future benefits less the VOBA intangible asset, in aggregate for the supplemental insurance block, a loss would be recognized by first writing-off the VOBA and then increasing the liability. Currently, a GPV is not required for the acquired supplemental block. No such costs were deemed unrecoverable during the year ended December 31, 2024.
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
Intangible assets that are not subject to amortization (i.e., trade names and state licenses) are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of October 1, 2024 and October 1, 2023, the Company performed qualitative assessments to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessment of qualitative factors, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount.
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
Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as an operating segment or a business unit one level below an operating segment, if separate financial information is prepared and regularly reviewed by management at that level. The Company's reporting units, for which goodwill has been allocated, are Property & Casualty, Life, BCG, BCGS, NTA, and Madison National. Refer to Note 9 for the allocation of goodwill by reporting segment as of December 31, 2024.
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
At October 1, 2024 and October 1, 2023, the Company performed a qualitative goodwill impairment test. Based on the results of the tests, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
The Company performed quantitative goodwill impairment tests as of October 1, 2022 and concluded no material adjustments were necessary to goodwill.
During each year from 2022 through 2024, the Company completed the required annual goodwill impairment testing. With exception to the goodwill impairment charges described in Note 9, no other goodwill impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value of a reporting unit to fall below its carrying amount. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.
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

($ in millions)	December 31,
	2024	2023
Property and equipment	$143.1	$129.4
Less: accumulated depreciation	69.7	60.8
Total	$73.4	$68.6

82 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
The Company elected to not use hedge accounting for derivative transactions. As a result, the Company accounts for the purchased call options and the embedded derivative related to the provision of a contingent return at fair value, with changes in fair value recognized as Net investment gains (losses) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The embedded derivative is bifurcated from the host contract and included in Policyholders' account balances in the Consolidated Balance Sheets. The host contract is accounted for as a debt instrument in accordance with GAAP and is included in Policyholders' account balances in the Consolidated Balance Sheets with any discount to the minimum account value being accreted using the effective yield method. In the Consolidated Statements of Operations and Comprehensive Income (Loss), accreted interest for FIA products and benefit claims on these products incurred during the reporting period are included in Benefits, claims and settlement expenses.
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

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Short-Duration Insurance Contracts
Liabilities for property & casualty unpaid claims and claim expense reserves (reserves) include provisions for payments to be made on reported claims, claims incurred but not yet reported (IBNR) and associated settlement expenses. All of the Company's reserves for property & casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on the reserves. Estimated amounts of salvage and subrogation on unpaid property & casualty claims are deducted from the liability for unpaid claims. Starting in 2024, property and casualty unpaid claims and claim expense reserves include legacy commercial line exposures as more fully discussed in Note 5.
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
The Company does not consider anticipated investment income in premium deficiency testing under ASC 944-60-50-1.
Other Policyholder Funds
Other policyholder funds includes primarily balances outstanding under funding agreements with the Federal Home Loan Bank of Chicago (FHLB) as well as dividend accumulations, carried at cost. Amounts received and repaid under FHLB funding agreements are classified as financing activities in the Company's Consolidated Statements of Cash Flows.
FHLB Funding Agreements

HMLIC (since 2013), NTA (since 2019), and MNL (since 2023), are all members of FHLB, which provides the subsidiaries with access to collateralized borrowings and other FHLB products. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage — such as 2.0% based on the Reduced Capitalization Advance Program. In 2021, HMEC's Board of Directors (Board) authorized a maximum amount equal to 25% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB advances and funding agreements combined. In 2024, HMLIC, MNL, and NTA collectively received $355.0 million from FHLB funding agreements and repaid $270.0 million on FHLB funding agreements. Outstanding advances under FHLB funding agreements are reported as Other policyholder funds in the Consolidated Balance Sheets and totaled $989.5 million and $904.5 million as of December 31, 2024 and 2023, respectively. Interest on the funding agreements accrues at their contractual interest rates.

Horace Mann Educators Corporation	Annual Report on Form 10-K 85

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
As of December 31, 2024, scheduled maturity dates for outstanding FHLB funding agreements were as follows:

($ in millions)
	Amount	Interest Rate	Maturity Date
	120.0	4.7%	December 11, 2026
	25.0	4.6%	September 09, 2026
	10.0	4.9%	August 26, 2026
	5.0	4.9%	August 26, 2026
	10.0	4.8%	May 20, 2026
	50.0	4.8%	May 20, 2026
	50.0	4.8%	February 13, 2026
	10.0	4.8%	February 13, 2026
	200.0	4.8%	January 16, 2026
	10.0	4.8%	November 21, 2025
	125.0	0.6%	September 11, 2025
	20.0	4.9%	August 06, 2025
	12.5	0.7%	June 26, 2025
	20.0	4.9%	April 23, 2025
	10.0	4.9%	April 02, 2025
	25.0	4.9%	April 02, 2025
	30.0	4.9%	February 28, 2025
	10.0	4.9%	February 28, 2025
	10.0	0.5%	February 14, 2025
	40.0	4.9%	February 07, 2025
	31.0	4.9%	February 07, 2025
	25.0	4.9%	January 15, 2025
	60.0	4.9%	January 10, 2025
	25.0	4.9%	January 10, 2025
	6.0	4.9%	January 10, 2025
	50.0	4.9%	January 10, 2025
Total	$989.5
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
Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of RSUs is measured at the market price of the Company's common stock on the date of grant, with the exception of market-based performance awards, for which the Company uses a Monte Carlo simulation model to determine fair value for purposes of measuring RSU expense. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $1.6 million, $1.4 million, and $1.2 million, respectively, of stock option expense as a result of stock options that vested during the respective periods. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $7.8 million, $7.5 million and $6.9 million, respectively, in RSU expense as a result of the performance and/or vesting of RSUs during the respective periods.
In 2024, 2023 and 2022, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for stock options granted in each year. The fair value of stock options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table.

	Year Ended December 31,
	2024	2023	2022
Number of stock options granted	230,240	209,028	162,224
Weighted average grant date fair value of stock options granted	$8.12	$8.50	$8.51
Weighted average assumptions:
Risk-free interest rate	4.0%	4.1%	1.9%
Expected dividend yield	3.9%	3.6%	3.2%
Expected life, in years	5.6	5.3	5.2
Expected volatility (based on historical volatility)	30.7%	30.9%	30.2%

The weighted average fair value of nonvested stock options outstanding on December 31, 2024 was $8.27. Total unrecognized compensation expense relating to the nonvested stock options outstanding as of December 31, 2024 was approximately $2.8 million. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2025 through 2028. Expense is recognized on a straight-line basis over the vesting period for the entire award. Forfeitures of unvested amounts due to terminations and/or early retirements are recognized as a reduction to the related expenses.

Horace Mann Educators Corporation	Annual Report on Form 10-K 87

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Total unrecognized compensation expense relating to RSUs outstanding as of December 31, 2024 was approximately $9.4 million. This amount will be recognized as expense over the remainder of the performance and/or vesting period, which is scheduled to be 2025 through 2027. Expense is recognized on a straight-line basis from the date of grant through the end of the performance and/or vesting period for the entire award. Forfeitures of unvested amounts due to terminations are recognized as a reduction to the related expenses.
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
For the two qualified plans, all assets are held in their respective plan trusts. The assets and projected benefit obligation at the end of the year are as follows:

($ in millions)	Year Ended December 31,
	2024	2023
401(k) plan assets	$265.8	$245.7
Defined benefit plan assets	13.0	13.9
Projected benefit obligation	14.6	16.2
Income Taxes
The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2024, 2023 and 2022 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.
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
The computations of net income (loss) per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows (2022 recast for the adoption of LDTI):

88 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)

($ in millions)	Year Ended December 31,
	2024	2023	2022
Basic:
Net income for the period	$102.8	$45.0	$19.8
Weighted average number of common shares during the period (in millions)	41.3	41.3	41.6
Net income per share - basic	$2.49	$1.09	$0.48

Diluted:
Net income for the period	$102.8	$45.0	$19.8
Weighted average number of common shares during the period (in millions)	41.3	41.3	41.6
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in millions):
Stock options	—	—	—
CSUs related to deferred compensation for employees	—	—	—
RSUs related to incentive compensation	0.2	0.1	0.2
Total common and common equivalent shares adjusted to calculate diluted earnings per share (in millions)	41.5	41.4	41.8
Net income per share - diluted	$2.48	$1.09	$0.47

Options to purchase 1,390,789 shares of common stock at $32.13 to $42.95 per share were granted in 2017, 2018, 2019, 2020, 2021, 2022, 2023 and 2024 but were not included in the computation of 2024 diluted net income (loss) per share because of their anti-dilutive effect. These options, which expire in 2027, 2028, 2029, 2030, 2031, 2032, 2033, and 2034 were still outstanding at December 31, 2024.
Consolidated Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks as well as restricted cash. See Note 16 for further information.
Recent Adoption of New Accounting Standards
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 includes: 1) a requirement to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, 2) a requirement to disclose an amount for other segment items by reportable segment and a description of its composition, 3) a requirement to disclose a reportable segments profit or loss and assets currently required by Topic 280 in interim periods, 4) clarifies that in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment's profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, and 5) a requirement to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
Effective for the year ended December 31, 2024, the Company adopted disclosure guidance for reportable segments. The guidance had no net impact on the Company's consolidated financial position, results of operations, or cash flows.

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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-04, 03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance will improve the disclosures regarding a public business entity’s expenses by requiring (1) disclosure of the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption, (2) inclusion of certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements, (3) disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and (4) disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
The amendments in this guidance will be effective for the Company for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance will have no net impact on the Company's consolidated financial position, results of operations, or cash flows.
NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2024	2023	2022
Fixed maturity securities	$287.0	$269.2	$247.2
Equity securities	5.2	6.5	9.0
Limited partnership interests(1)	44.8	59.1	40.5
Short-term and other investments	20.6	17.2	11.2
Investment expenses	(13.3)	(12.1)	(10.5)
Net investment income - investment portfolio	344.3	339.9	297.4
Investment income - deposit asset on reinsurance	101.4	104.9	103.5
Total net investment income	$445.7	$444.8	$400.9
(1) Income related to Voya CML Fund was $19.2 million for 2024.

90 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 2 - Investments (continued)
Net Investment Losses
Net investment losses for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2024	2023	2022
Fixed maturity securities	$(21.1)	$(20.3)	$(29.1)
Equity securities	7.4	(3.9)	(32.6)
Short-term investments and other	(3.6)	0.2	5.2
Net investment losses	$(17.3)	$(24.0)	$(56.5)

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
Net Investment Losses by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2024	2023	2022
Credit loss impairments	$0.3	$(0.4)	$(3.1)
Intent-to-sell impairments	(0.2)	(6.7)	(7.6)
Total impairments	0.1	(7.1)	(10.7)
Sales and other, net	(24.3)	(25.0)	(17.8)
Change in fair value - equity securities	7.4	7.9	(33.2)
Change in fair value and losses realized on settlements - derivatives	(0.5)	0.2	5.2
Net investment losses	$(17.3)	$(24.0)	$(56.5)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Year Ended December 31,
	2024	2023	2022
Beginning balance	$1.2	$1.2	$7.7
Credit losses on fixed maturity securities for which credit losses were not previously reported	1.7	—	—
Net increases (decreases) related to credit losses previously reported	(0.4)	—	3.1
Reduction of credit allowances related to sales	(1.6)	—	(9.2)
Write-offs	—	—	(0.4)
Ending balance	$0.9	$1.2	$1.2

Horace Mann Educators Corporation	Annual Report on Form 10-K 91

NOTE 2 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$827.9	$2.7	$74.8	$755.8
Other, including U.S. Treasury securities	426.5	0.1	69.0	357.6
Municipal bonds	1,239.1	17.5	105.8	1,150.8
Foreign government bonds	14.1	—	1.0	13.1
Corporate bonds	1,995.2	17.3	230.1	1,782.4
Other asset-backed securities	1,339.7	10.8	22.3	1,328.2
Totals	$5,842.5	$48.4	$503.0	$5,387.9

December 31, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$713.4	$4.4	$64.6	$653.2
Other, including U.S. Treasury securities	450.8	0.8	62.8	388.8
Municipal bonds	1,333.4	28.6	91.9	1,270.1
Foreign government bonds	23.1	—	1.0	22.1
Corporate bonds	1,969.9	23.1	220.3	1,772.7
Other asset-backed securities	1,162.3	6.0	39.9	1,128.4
Totals	$5,652.9	$62.9	$480.5	$5,235.3

92 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of December 31, 2024 and 2023. The Company views the decrease in fair value of all fixed maturity securities with unrealized losses as of December 31, 2024 as due to factors other than a credit loss. As of December 31, 2024, the Company has not made the decision to sell and it is more likely than not the Company will not be required to sell the fixed maturity securities with unrealized losses before a recovery of the amortized cost basis. In reaching our conclusion that an allowance for credit is unnecessary, we considered the factors described in the Application of Critical Accounting Estimates - Evaluation of Credit Loss Impairments for Fixed Maturity Securities. The performance of fixed maturity securities has been impacted by the change in interest rates, specifically interest rates being at relatively high levels compared to interest rates at the time of acquisition of the securities. Following significant increases in interest rates throughout 2022, driven mostly by increases in risk-free rates, rates stabilized during 2023 but remain at elevated levels. In consideration of the factors, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the following table.

($ in millions)	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$208.3	$3.1	$419.3	$71.7	$627.6	$74.8
Other	77.1	1.5	274.6	67.6	351.7	69.1
Municipal bonds	193.5	3.4	632.0	102.4	825.5	105.8
Foreign government bonds	1.5	—	11.7	0.9	13.2	0.9
Corporate bonds	235.4	10.3	1,075.8	219.8	1,311.2	230.1
Other asset-backed securities	133.3	0.9	338.3	21.4	471.6	22.3
Total	$849.1	$19.2	$2,751.7	$483.8	$3,600.8	$503.0

Number of positions with a gross unrealized loss	665		1,862		2,527
Fair value as a percentage of total fixed maturities securities fair value	15.8%		51.1%		66.9%

December 31, 2023
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$45.3	$0.8	$458.5	$63.8	$503.8	$64.6
Other	39.5	0.4	288.0	62.4	327.5	62.8
Municipal bonds	64.5	0.9	724.6	91.0	789.1	91.9
Foreign government bonds	1.5	—	20.6	1.0	22.1	1.0
Corporate bonds	195.0	25.4	1,171.3	194.9	1,366.3	220.3
Other asset-backed securities	133.4	0.8	752.5	39.1	885.9	39.9
Total	$479.2	$28.3	$3,415.5	$452.2	$3,894.7	$480.5

Number of positions with a gross unrealized loss	195		2,305		2,500
Fair value as a percentage of total fixed maturities securities fair value	9.2%		65.2%		74.4%

Horace Mann Educators Corporation	Annual Report on Form 10-K 93

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings was as follows:

	Number of Positions
	December 31,
	2024	2023
Credit Rating
AAA	155	226
AA	899	1,006
A	320	423
BBB	370	448
Total investment grade	1,744	2,103
BB	40	93
B	18	39
CCC or lower	4	7
Total below investment grade	62	139
Not rated	56	63
Totals:	1,862	2,305
Fixed maturity securities with an investment grade rating represented 97.9% of the gross unrealized losses as of December 31, 2024. For the same reasons discussed above, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the previous table.
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

($ in millions)	December 31, 2024
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$283.7	$280.3	5.2%
Due after 1 year through 5 years	1,487.9	1,455.0	27.0%
Due after 5 years through 10 years	1,535.8	1,468.6	27.3%
Due after 10 years through 20 years	1,461.7	1,293.3	24.0%
Due after 20 years	1,073.4	890.7	16.5%
Total	$5,842.5	$5,387.9	100.0%

94 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were as follows:

($ in millions)	Year Ended December 31,
	2024	2023	2022
Fixed maturity securities
Proceeds received	$424.8	$377.6	$752.0
Gross gains realized	4.0	2.2	5.5
Gross losses realized	(19.0)	(14.0)	(23.7)

Equity securities
Proceeds received	$16.3	$18.7	$10.8
Gross gains realized	—	—	1.7
Gross losses realized	(7.8)	(11.8)	(1.0)
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles the net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Year Ended December 31,
	2024	2023	2022
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(328.3)	$(449.6)	$347.1
Change in net unrealized investment gains (losses) on fixed maturity securities	(45.8)	105.3	(819.7)
Reclassification of net investment (gains) losses on fixed maturity securities to net income	16.7	16.0	23.0
End of period	$(357.4)	$(328.3)	$(449.6)
Limited Partnership Interests
Investments in limited partnership interests are predominately accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage loan funds, real estate equity funds, private equity funds, infrastructure equity funds, infrastructure debt funds and other funds. In addition, we have two limited partnership investments accounted for at fair value using the fair value option (FVO). Principal factors influencing carrying amount appreciation or depreciation include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The carrying amounts of EMA limited partnership interests were as follows:

($ in millions)	December 31,
	2024	2023
Commercial mortgage loan funds	$596.0	$660.8
Real estate equity funds	144.7	109.2
Private equity funds	102.2	92.7
Infrastructure equity funds	81.7	77.2
Infrastructure debt funds	69.0	59.1
Other funds(1)	127.7	139.8
Total	$1,121.3	$1,138.8
(1) Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital, and private credit funds.

The carrying value of the EMA limited partnerships is impaired to fair value when a decline in value is considered to be other-than-temporary. For the years ended December 31, 2023 and 2024, no other-than-temporary impairments were recognized for EMA limited partnerships.

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

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2024
Asset derivatives
Free-standing derivatives	$18.5	$—	$18.5	$—	$20.4	$(1.9)

December 31, 2023
Asset derivatives
Free-standing derivatives	$19.0	$—	$19.0	$—	$18.5	$0.5
Reverse Repurchase Agreements
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $12.4 million as of December 31, 2024 and $0.0 million as of December 31, 2023. The obligation for securities sold under reverse repurchase agreements was a net amount of $12.0 million as of December 31, 2024 and $0.0 million December 31, 2023.
Deposits
At December 31, 2024 and 2023, fixed maturity securities with a fair value of $27.1 million and $29.2 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of the Company conduct business. In addition, as of December 31, 2024 and 2023, fixed maturity securities with a fair value of $1,072.2 million and $987.2 million, respectively, were on deposit with FHLB as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $989.5 million and $904.5 million at the respective dates. The deposited securities are reported as Fixed maturity securities in the Company's Consolidated Balance Sheets.
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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, certain discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation and for which the significant inputs are unobservable. This category generally includes certain private debt and equity instruments, as well as embedded derivatives and limited partnerships accounted for under the fair value option.

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

NOTE 3 - Fair Value of Financial Instruments (continued)

portfolio to be priced through pricing services using observable inputs. Approximately 90.9% and 87.7% of the fixed maturity securities portfolio, based on fair value, was priced through valuation services or priced using observable inputs as of December 31, 2024 and 2023, respectively. The remainder of the fixed maturity securities portfolio was priced by broker quotes, modeled prices by our investment managers or internal pricing models. Non-binding broker quotes are generally classified as Level 3, unless the quotes can be corroborated by comparison to other valuation service provider prices or observable pricing models or analyses, whereby they could be classified as Level 2. There were no significant changes to the valuation process during 2024.
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
•Equity securities, as described above.
•Limited Partnership Interests accounted for under Fair Value Option (FVO), as described above.
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

NOTE 3 - Fair Value of Financial Instruments (continued)

Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. As of December 31, 2024, Level 3 investments comprised approximately 9.5% of the Company's total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
December 31, 2024
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$755.8	$755.8	$—	$755.8	$—
Other, including U.S. Treasury securities	357.6	357.6	24.7	332.9	—
Municipal bonds	1,150.8	1,150.8	—	1,075.9	74.9
Foreign government bonds	13.1	13.1	—	13.1	—
Corporate bonds	1,782.4	1,782.4	7.7	1,423.4	351.3
Other asset-backed securities	1,328.2	1,328.2	—	1,254.5	73.7
Total fixed maturity securities	5,387.9	5,387.9	32.4	4,855.6	499.9
Equity securities	66.5	66.5	1.4	60.9	4.2
Limited partnership interests	28.9	28.9	—	—	28.9
Short-term investments	101.1	101.1	101.1	—	—
Other investments	18.5	18.5	—	18.5	—
Totals	$5,602.9	$5,602.9	$134.9	$4,935.0	$533.0
Separate Account variable annuity assets(1)	$3,708.8	$3,708.8	$3,708.8	$—	$—

Financial Liabilities(2)	$79.6	$79.6	$—	$4.1	$75.5

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

NOTE 3 - Fair Value of Financial Instruments (continued)

Changes in Level 3 Fair Value Measurements
The Company did not have any transfers between Levels 1 and 2 during 2024 and 2023. The following tables present reconciliations for the periods indicated for all Level 3 financial assets and financial liabilities measured at fair value on a recurring basis.

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities & Limited Partnership Interests	Total
Beginning balance, January 1, 2024	$74.0	$342.5	$97.5	$514.0	$4.5	$518.5	$82.4
Transfers into Level 3(3)	—	11.8	8.0	19.8	28.9	48.7	—
Transfers out of Level 3(3)	—	(8.4)	(4.0)	(12.4)	—	(12.4)	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	0.3	0.3	0.6	0.9	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	5.4
Net unrealized investment gains (losses) included in OCI	(2.1)	5.7	0.1	3.7	—	3.7	—
Purchases	4.2	81.2	1.7	87.1	1.2	88.3	—
Issuances	—	—	—	—	—	—	5.4
Sales	—	(46.4)	—	(46.4)	—	(46.4)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(1.2)	(35.1)	(29.9)	(66.2)	(2.1)	(68.3)	(17.7)
Ending balance, December 31, 2024	$74.9	$351.3	$73.7	$499.9	$33.1	$533.0	$75.5

Beginning balance, January 1, 2023	$54.4	$261.3	$107.6	$423.3	$2.0	$425.3	$91.3
Transfers into Level 3(3)	—	76.5	0.8	77.3	2.1	79.4	—
Transfers out of Level 3(3)	—	(3.7)	—	(3.7)	—	(3.7)	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	0.4	0.4	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	1.3
Net unrealized investment gains (losses) included in OCI	11.3	(17.1)	5.0	(0.8)	—	(0.8)	0.4
Purchases	9.5	64.5	2.0	76.0	—	76.0	—
Issuances	—	—	—	—	—	—	8.0
Sales	—	(7.7)	—	(7.7)	—	(7.7)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(1.2)	(31.3)	(17.9)	(50.4)	—	(50.4)	(18.6)
Ending balance, December 31, 2023	$74.0	$342.5	$97.5	$514.0	$4.5	$518.5	$82.4
(1)    Represents embedded derivatives, all related to the Company's FIA products, as well as net MRBs reported in Policyholders' account balances in the Company's Consolidated Balance Sheets.
(2)    Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)    Transfers into and out of Level 3 during the years ended December 31, 2024 and 2023 were attributable to changes in the availability of observable market information for individual fixed maturity securities, limited partnerships and short-term investments. In addition, during the fourth quarter of 2024, the Company transferred in two limited partnership investments that are carried at fair value using fair value option accounting. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

As of December 31, 2024, the Company had a $0.9 million net investment gain on Level 3 financial assets that was included in net income. As of December 31, 2023 the Company had a $0.4 million net investment gain on Level 3 financial assets that was included in net income and was primarily attributable to credit loss impairments. For the years ended December 31, 2024 and 2023, net investment gains of $5.4 million and $1.3 million, respectively, were included in net income that were attributable to changes in the fair value of Level 3 financial liabilities.

100 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Price Source
The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources:

($ in millions)
	Total	Internal	External
December 31, 2024
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$—	$—	$—
Municipal bonds	74.9	—	74.9
Corporate bonds	351.3	199.3	152.0
Other asset-backed securities	73.7	—	73.7
Total fixed maturity securities	499.9	199.3	300.6
Equity securities	4.2	—	4.2
Limited partnership interests	28.9	—	28.9
Totals	$533.0	$199.3	$333.7

Financial Liabilities(1)	$75.5	$75.5	$—

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
(1) Represents embedded derivatives, all related to the Company's FIA products, as well as net MRBs reported in Policyholders' account balances in the Company's Consolidated Balance Sheets.
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

($ in millions)
	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)	Impact of Increase in Input on Fair Value
Financial Assets
Corporate bonds	$199.3	discounted cash flow	yield	3.9% - 10.6%	Decrease
		discounted cash flow	option adjusted spread	242 bps - 768 bps	Decrease
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$82.3	discounted cash flow	lapse rate	6.4%	Decrease
			mortality multiplier(2)	67.0%	Decrease
			option budget	0.9% - 3.8%	Increase
			non-performance adjustment(3)	5.0%	Decrease
Net MRBs	$(6.8)	discounted cash flow	lapse rate	6.4%	Decrease
			mortality multiplier(2)	67.0%	Increase
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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
December 31, 2024
Financial Assets
Other investments	$221.0	$224.3	$—	$37.0	$187.3
Deposit asset on reinsurance	2,434.3	2,121.9	—	—	2,121.9
Financial Liabilities
Policyholders' account balances	5,020.2	4,710.1	—	—	4,710.1
Other policyholder funds	995.7	995.7	—	992.9	2.8
Reverse repurchase agreement	12.0	12.4	—	12.4	—
Long-term debt	547.0	575.1	—	575.1	—

December 31, 2023
Financial Assets
Other investments	$218.4	$221.7	$—	$33.8	$187.9
Deposit asset on reinsurance	2,496.6	2,259.6	—	—	2,259.6
Financial Liabilities
Policyholders' account balances	4,996.3	4,861.8	—	—	4,861.8
Other policyholder funds	916.0	916.0	—	908.7	7.3
Long-term debt	546.0	571.4	—	571.4	—
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

104 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 4 - Derivatives (continued)

($ in millions)	December 31,
	2024	2023
Assets
Derivatives, reported in Short-term and other investments	$18.5	$19.0

Liabilities
FIA - embedded derivatives, reported in Policyholders' account balances	82.3	86.3
IUL - embedded derivatives, reported in Policyholders' account balances	4.1	3.6

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

($ in millions)	Years Ended December 31,
	2024	2023	2022
Change in fair value of derivatives:(1)
Net investment gains (losses)	$1.0	$7.4	$(9.7)

Change in fair value of embedded derivatives:
Net investment gains (losses)	(9.5)	(7.2)	14.9
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
The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in millions)	December 31, 2024				December 31, 2023
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value
Bank of America, N.A.	A+	Aa1	$267.8	$13.3	$270.2	$15.5
Credit Suisse International	A+	Aa2	—	—	—	—
Societe Generale	A	A1	—	—	—	—
Barclays Bank PLC	A+	A1	115.3	5.2	89.2	3.5
Citigroup	BBB+	A3	—	—	—	—
Total			$383.1	$18.5	$359.4	$19.0

As of December 31, 2024 and 2023, the Company held $20.4 million and $18.5 million, respectively, of cash and financial instruments received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company's maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $0.3 million per counterparty

Horace Mann Educators Corporation	Annual Report on Form 10-K 105

NOTE 5 - Short-Duration Insurance Contracts
Property & casualty Unpaid Claims and Claim Expense Reserves
The following table is a summary reconciliation of the beginning and ending property & casualty unpaid claims and claim expense reserves for the periods indicated. The table presents reserves on both a gross and net (after reinsurance) basis. The total net property & casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss). The end of the year gross reserve (before reinsurance balances and reinsurance recoverable balances) are reflected on a gross basis in the Consolidated Balance Sheets. Also included in property & casualty claims and claim expense reserves are legacy commercial line exposures, which are included in the Corporate & Other segment for segment reporting purposes.

($ in millions)	Years Ended December 31,
	2024	2023	2022
Property & Casualty
Gross reserves, beginning of year	$416.8	$388.7	$362.4
Less: reinsurance recoverables	104.0	100.8	110.3
Net reserves, beginning of year(1)	312.8	287.9	252.1
Incurred claims and claim expenses:
Claims occurring in the current year	552.8	557.0	512.3
Increase (decrease) in estimated reserves for claims occurring in prior years(2)	(11.8)	—	22.0
Total claims and claim expenses incurred	541.0	557.0	534.3
Claims and claim expense payments for claims occurring during:
Current year	368.1	353.1	320.0
Prior years	165.9	179.0	178.5
Total claims and claim expense payments	534.0	532.1	498.5
Net reserves, end of year	319.8	312.8	287.9
Plus: reinsurance recoverables	100.8	104.0	100.8
Gross reserves, end of year	$420.6	$416.8	$388.7
(1)    Reserves are net of anticipated reinsurance recoverables. Starting in 2024, includes reserves for legacy commercial lines.
(2)    Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also, refer to the paragraphs below for additional information regarding prior years' reserve development recognized in 2024, 2023 and 2022.

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
The Company continually updates loss estimates using both quantitative and qualitative information from its reserving actuaries and information derived from other sources, including available industry information. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously was not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income in the period in which the adjustments are made.

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
While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, given the relatively large proportion (approximately 68% as of December 31, 2024) of the Company's reserves that are in the longer-tail auto liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.
For auto, homeowners and umbrella lines of business, reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as re-estimates. The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year to create an estimate of how losses are likely to develop over time.
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
Reserves for auto, property and umbrella lines of business are re-estimated quarterly. When new development factors are calculated from actual losses that differ from estimated development factors used in previous reserve estimates, assumptions about losses and required reserves are revised based on the new development factors. Changes to reserves are recognized in the period in which development factor changes result in reserve re-estimates.
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
In addition to auto, property and umbrella lines, during 2024 property & casualty loss and loss adjustment reserves and IBNR included legacy commercial claims. These claims related to legacy, long-tail commercial lines claims, including asbestos, environmental, and sexual molestation claims.

Horace Mann Educators Corporation	Annual Report on Form 10-K 107

NOTE 5 - Short-Duration Insurance Contracts (continued)
Legacy commercial line reserves are analyzed based on industry information for asbestos and environmental liabilities. This information includes industry source information regarding incurred losses, paid losses and industry implied survival ratios.
See tables on the following pages of Note 5 for details of the average annual percentage payout of auto and property incurred claims by age, also referred to as a history of claims duration and tables illustrating the incurred and paid claims development information by accident year on a net basis for the lines of homeowners, auto liability, and auto physical damage, which represents 94% of the Company's property & casualty incurred losses for 2024.
Numerous actuarial estimates of the types described above are prepared each quarter to monitor losses for each line of business, including the line's individual coverages, for reported losses and IBNR. Often, several different estimates are prepared for each detailed coverage, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which the Company selects the best estimate for each coverage, occasionally incorporating additional analyses and judgment, as described above. These estimates also incorporate the historical impact of inflation into reserve estimates, the implicit assumption being that a multi-year average development factor represents an adequate provision. Based on the Company's review of these estimates, as well as the review of independent reserve studies, the best estimate of required reserves for each line of business, including the line's individual coverages, is determined by management and is recognized for each accident year, then the required reserves for each coverage are summed to create the reserve balances carried on the Company's Consolidated Balance Sheets.
Based on the Company's products and coverages, historical experience, and various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property & Casualty loss reserves within a reasonable probability of other possible outcomes may be different than expected. A change in claim severity or claim frequency of approximately plus or minus 1.0% of reserves equates to plus or minus approximately $2.5 million of net income as of December 31, 2024. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.
Net favorable (unfavorable) development of total reserves for property & casualty claims occurring in prior years was $11.8 million in 2024, $0 million in 2023 and ($22.0 million) in 2022. In 2024, the Company had favorable development of $29.5 million as a result of favorable loss trends in auto and property for accident years 2023 and prior. This was partially offset by $17.7 million in recognition of loss reserves for legacy commercial lines. In 2022, property & casualty had unfavorable prior years' auto reserve development of ($28.0) million, reflecting the impact on severity of overall inflation, higher medical costs, increased usage of medical services and the current judicial environment, as well as favorable prior years' property reserve development of $6.0 million as a result of favorable loss trends for accident years 2021 and prior.
The Company completes a detailed study of property & casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's property & casualty reserves as of December 31st of each year. The result of the independent actuarial study as of December 31, 2024 was consistent with management's analysis and selected estimates and did not result in any adjustments to the Company's property & casualty reserves recognized.
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
Below is the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration:

108 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners	78.2%	18.4%	2.2%	0.6%	0.4%	—	0.1%	—	0.1%	—
Auto liability	37.2%	35.3%	14.9%	6.8%	3.2%	1.7%	0.5%	0.2%	0.1%	0.1%
Auto physical damage	94.8%	5.7%	(0.5)%	—	—	—	—	—	—	—

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
The information about incurred and paid claims development for the years ended December 31, 2015 to 2023 is presented as unaudited supplementary information.

($ in millions)
Homeowners
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2024
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
												(Actual)
2015	$111.7	$115.1	$114.4	$114.1	$115.1	$114.9	$114.9	$114.9	$114.9	$114.9	$—	18,176
2016		115.9	118.6	117.0	117.9	117.9	117.9	118.1	118.1	118.1	—	19,866
2017			126.3	129.8	132.7	130.7	130.8	130.8	131.3	131.1	—	19,867
2018				166.8	157.4	158.9	158.1	157.2	156.0	156.1	—	21,150
2019					130.4	129.9	132.1	130.9	131.1	131.3	0.3	17,578
2020						155.7	151.9	145.4	146.9	146.1	0.6	19,731
2021							150.2	150.7	154.3	154.4	1.0	16,683
2022								162.2	156.2	152.1	2.4	14,581
2023									183.1	172.6	9.2	16,622
2024										172.7	33.1	15,568
									Total	$1,449.4

($ in millions)
Homeowners
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$90.7	$109.3	$111.9	$113.3	$114.6	$114.9	$114.7	$114.7	$114.9	$114.9
2016		95.8	113.2	115.1	117.5	117.7	117.8	118.0	118.1	118.1
2017			106.8	128.5	129.8	130.0	130.5	130.7	131.2	131.2
2018				130.5	152.4	157.0	157.4	157.2	156.2	156.3
2019					103.8	126.2	129.1	130.0	130.4	130.8
2020						106.8	138.7	144.0	145.6	145.8
2021							114.9	146.3	151.0	152.5
2022								108.3	144.8	149.3
2023									126.3	161.7
2024										125.5
								Total		1,386.1
								Outstanding prior to 2015		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$63.3

Horace Mann Educators Corporation	Annual Report on Form 10-K 109

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2024
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
												(Actual)
2015	$165.5	$172.6	$177.0	$178.3	$178.7	$179.2	$178.9	$178.8	$178.9	$178.9	$0.1	50,638
2016		180.4	184.4	184.6	186.6	188.1	189.2	189.6	189.5	189.7	0.2	52,053
2017			188.0	188.8	188.6	189.1	191.7	192.9	192.5	192.5	0.2	49,021
2018				200.3	195.3	192.9	189.8	192.0	192.3	192.3	0.6	47,514
2019					181.1	180.1	176.7	181.5	181.2	181.0	1.7	46,313
2020						137.0	134.9	136.3	137.3	136.7	2.1	32,121
2021							142.2	157.8	156.7	154.7	5.0	34,499
2022								165.6	166.1	161.1	11.8	32,151
2023									176.4	173.0	29.4	32,081
2024										175.6	65.1	30,126
									Total	$1,735.5

($ in millions)
Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$70.8	$134.5	$158.0	$170.1	$174.5	$176.7	$177.7	$178.3	$178.6	$178.7
2016		73.1	140.9	166.8	177.8	184.5	188.1	189.0	189.4	189.5
2017			70.7	139.5	166.6	179.8	185.8	190.8	191.8	192.1
2018				77.5	141.5	168.6	180.7	188.0	190.6	191.5
2019					69.7	129.1	155.5	170.9	176.2	178.6
2020						51.5	94.0	118.2	129.2	133.3
2021							52.9	112.5	136.5	145.3
2022								55.8	116.7	140.5
2023									62.2	123.1
2024										66.8
								Total		1,539.4
								Outstanding prior to 2015		0.9
								Prior years paid
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$197.0

110 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2024
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
												(Actual)
2015	$99.3	$98.0	$97.6	$97.5	$97.6	$97.6	$97.6	$97.6	$97.6	$97.6	$—	87,506
2016		112.4	109.5	109.3	109.6	109.6	109.5	109.5	109.6	109.5	—	93,234
2017			115.5	111.8	110.5	110.6	110.5	110.6	110.6	110.6	—	91,302
2018				109.0	108.9	108.3	108.3	108.2	108.3	108.3	—	94,483
2019					111.6	110.5	110.0	110.0	109.9	110.0	—	92,213
2020						87.0	86.9	87.1	87.0	87.3	—	68,845
2021							105.0	105.7	105.1	105.4	(0.1)	72,727
2022								125.7	125.5	124.0	0.1	72,982
2023									132.4	129.4	(0.6)	72,436
2024										130.5	(1.7)	67,607
									Total	$1,112.6

($ in millions)
Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$92.1	$97.9	$97.7	$97.6	$97.6	$97.6	$97.6	$97.6	$97.6	$97.6
2016		106.5	109.7	109.5	109.6	109.6	109.6	109.5	109.5	109.5
2017			105.2	110.8	110.7	110.6	110.6	110.6	110.6	110.6
2018				103.6	109.1	108.3	108.3	108.2	108.2	108.2
2019					106.2	110.7	110.1	110.1	110.1	110.0
2020						84.1	87.6	87.4	87.3	87.3
2021							97.3	105.8	105.4	105.4
2022								114.6	124.3	123.8
2023									122.0	129.9
2024										120.5
								Total		1,102.8
								Outstanding prior to 2015		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$9.8

Horace Mann Educators Corporation	Annual Report on Form 10-K 111

NOTE 5 - Short-Duration Insurance Contracts (continued)
Group Benefits Unpaid Claims and Claim Expense Reserves
The following table is a summary reconciliation of the beginning and ending Group Benefits unpaid claims and claim expense reserves for the year ended December 31, 2024. The table presents reserves on both a gross and net (after reinsurance) basis. The total net Group Benefits insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss). The end of the year gross reserve (before reinsurance balances and reinsurance recoverable balances) are reflected on a gross basis in the Consolidated Balance Sheets.

($ in millions)	Year Ended December 31,
	2024	2023
Group Benefits
Gross reserves, beginning of year	$116.6	$121.6
Less: reinsurance recoverables	27.7	27.9
Net reserves, beginning of year(1)	88.9	93.7
Incurred claims and claim expenses:
Claims occurring in the current year	66.3	73.6
Increase (decrease) in estimated reserves for claims occurring in prior years(2)	(14.5)	(13.9)
Total claims and claim expenses incurred	51.8	59.7
Claims and claim expense payments for claims occurring during:
Current year	31.1	33.8
Prior years	29.9	30.7
Total claims and claim expense payments	61.0	64.5
Net reserves, end of year	79.7	88.9
Plus: reinsurance recoverables	25.2	27.7
Gross reserves, end of year	$104.9	$116.6
(1)    Reserves are net of anticipated reinsurance recoverables.
(2)    Shows the amounts by which the Company increased (decreased) its reserves for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also, refer to the paragraphs below for additional information regarding prior years' reserve development recognized in 2024.

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
The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability. The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that loss ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the loss ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2024, would increase reserves (in the case of a higher ratio) or decrease reserves (in the case of a lower ratio) by approximately $0.8 million pretax with a corresponding increase or decrease to Benefits, claims and settlement expenses in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

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
In 2024, Group Benefits had net favorable prior years' reserve development of $14.5 million which was primarily the result of favorable loss trends in specialty health and group disability for loss years 2023 and prior. In 2023, Group Benefits had net favorable prior years' reserve development of $13.9 million which was primarily the result of favorable loss trends in specialty health and group disability for loss years 2022 and prior.
Below is the average annual percentage payout of incurred claims by age for Group Benefits, also referred to as a history of claims duration:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Specialty health	69.4%	28.5%	1.1%	0.8%	0.1%	0.1%	—	—	—	—
Group disability	30.1%	32.7%	9.7%	3.9%	3.2%	3.0%	2.9%	2.2%	2.0%	1.7%

The following tables illustrate the incurred and paid claims development by accident year on a net basis for the lines of specialty health and group disability. Conditions and trends that have affected the development of these reserves in the past will not necessarily reoccur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.
The information about incurred and paid claims development for the years ended December 31, 2015 to 2023 is presented as unaudited supplementary information.

Horace Mann Educators Corporation	Annual Report on Form 10-K 113

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Specialty Health
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2024
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
												(Actual)
2015	$33.3	$30.9	$30.3	$30.3	$30.3	$30.4	$30.4	$30.4	$30.4	$30.4	$—	183,433
2016		12.5	11.2	11.1	11.1	11.1	11.1	11.1	11.1	11.1	—	67,274
2017			10.6	9.7	9.6	9.6	9.6	9.6	9.6	9.6	—	63,494
2018				12.9	13.2	13.0	12.7	12.6	12.6	12.6	—	95,219
2019					10.6	9.5	9.6	9.5	9.5	9.5	—	72,759
2020						6.8	5.8	5.7	5.7	5.7	—	43,616
2021							22.8	17.7	16.1	15.3	0.1	73,152
2022								22.6	18.0	17.7	0.5	121,749
2023									16.0	14.1	1.3	99,201
2024										11.3	5.5	32,041
									Total	$137.3

($ in millions)
Specialty Health
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$24.9	$30.4	$30.3	$30.3	$30.3	$30.4	$30.4	$30.4	$30.4	$30.4
2016		5.5	11.0	11.1	11.1	11.1	11.1	11.1	11.1	11.1
2017			7.3	9.4	9.6	9.6	9.6	9.6	9.6	9.6
2018				8.8	12.1	12.5	12.6	12.6	12.6	12.6
2019					7.5	9.3	9.5	9.5	9.5	9.5
2020						4.2	5.6	5.7	5.7	5.7
2021							2.9	12.9	13.7	15.2
2022								10.5	16.7	17.2
2023									8.8	12.9
2024										5.8
								Total		130.0
								Outstanding prior to 2015		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$7.3

114 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Group Disability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2024
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
												(Actual)
2015	$25.3	$19.2	$16.6	$14.7	$14.6	$15.2	$15.2	$14.7	$14.5	$14.0	$—	3,347
2016		28.5	28.6	27.4	26.0	26.3	26.8	28.1	28.1	26.9	—	3,619
2017			29.9	26.0	22.9	22.4	23.3	24.0	23.1	22.7	—	3,906
2018				29.8	26.6	23.2	22.7	23.3	23.6	23.8	0.5	4,175
2019					34.5	33.5	30.2	29.9	30.2	30.4	0.2	4,560
2020						36.7	34.3	34.1	33.2	32.4	0.2	4,357
2021							37.8	41.3	41.3	37.3	0.4	5,118
2022								39.2	32.0	31.0	0.6	4,368
2023									40.3	36.5	1.9	4,410
2024										38.7	12.1	3,589
									Total	$293.7

($ in millions)
Group Disability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$6.8	$14.0	$16.6	$17.2	$17.6	$18.1	$18.6	$18.9	$19.1	$19.4
2016		8.3	16.4	19.3	20.3	21.1	21.8	22.4	22.9	23.3
2017			8.5	16.1	17.9	18.3	18.9	19.4	19.7	19.9
2018				8.4	16.1	18.0	18.9	19.6	20.1	20.3
2019					11.8	22.8	24.3	24.7	25.2	25.7
2020						12.4	22.7	25.5	26.4	26.9
2021							11.8	24.0	26.7	27.4
2022								11.7	21.4	23.7
2023									12.2	22.4
2024										13.0
								Total		222.0
								Outstanding prior to 2015		6.2
								Prior years paid		114.9
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$77.9
								Effect of discounting		(14.6)
								Discounted net reserves		$63.3

Horace Mann Educators Corporation	Annual Report on Form 10-K 115

NOTE 5 - Short-Duration Insurance Contracts (continued)
Reconciliation of Net Incurred and Paid Claims Development Tables for Property & Casualty and Group Benefits to Unpaid Claims and Claim Expense Reserves in the Consolidated Balance Sheet

($ in millions)	Year Ended December 31,
	2024	2023
Property & Casualty and Group Benefits
Net reserves
Homeowners	$63.3	$73.4
Auto liability	197.0	200.9
Auto physical damage	9.8	11.0
Specialty health	7.3	10.9
Group disability	77.9	83.2
Other than short duration lines	15.3	11.0
Legacy commercial exposures	17.7	—
Total net reserves for unpaid claims and claim adjustment expenses, net of reinsurance	388.3	390.4

Reinsurance recoverable on unpaid claims
Homeowners	0.7	2.2
Auto liability	92.5	96.6
Specialty health	0.1	0.2
Group disability	22.6	25.0
Other short duration lines	12.8	14.9
Total reinsurance recoverable on unpaid claims	128.7	138.9

Insurance lines other than short duration(1)	41.0	41.1
Unallocated claims adjustment expenses	11.2	11.3
Total other than short duration and unallocated claims adjustment expenses	52.2	52.4

Gross reserves, end of year(1)	$569.2	$581.7
(1)    This line includes Life & Retirement and Supplemental reserves included in the Consolidated Balance Sheet.
NOTE 6 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the years ended December 31, 2024, 2023, and 2022 the Company updated the net premium ratio when updating for actual historical experience for each year; future cash flow assumptions were also reviewed and updated.

116 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following tables summarize balances and changes in LFPB for traditional and limited-payment contracts.
The balances of and changes in LFPB as of and for the year ended December 31, 2024 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2024	$223.2	$240.0	$71.7	$32.2	$182.0	$—
January 1, 2024 balance at original discount rate	247.1	256.6	67.0	33.9	213.4	—
Effect of:
Change in cash flow assumptions	13.8	4.6	1.5	2.2	(5.2)	—
Actual variances from expected experience	3.2	(0.5)	—	—	2.9	—
Adjusted balance at January 1, 2024	264.1	260.7	68.5	36.1	211.1	—
Issuances(3)	12.6	25.2	—	4.0	20.9	2.8
Interest accruals(4)	7.6	10.7	3.7	1.4	6.8	—
Net premiums collected(5)	(21.1)	(25.4)	(6.8)	(4.7)	(24.2)	(2.8)
December 31, 2024 balance at original discount rate	263.2	271.2	65.4	36.8	214.6	—
Effect of changes in discount rate assumptions	(34.1)	(25.3)	1.2	(2.6)	(34.7)	—
Balance at December 31, 2024	229.1	245.9	66.6	34.2	179.9	—

Present value of expected future policy benefits:
Balance at January 1, 2024	522.0	370.1	883.0	89.6	427.6	104.2
January 1, 2024 balance at original discount rate	592.1	405.4	797.5	105.6	517.9	111.4
Effect of:
Changes in cash flow assumptions	13.7	5.6	2.2	2.4	(6.5)	—
Actual variances from expected experience	3.4	(1.0)	0.2	—	2.5	0.2
Adjusted balance at January 1, 2024	609.2	410.0	799.9	108.0	513.9	111.6
Issuances	12.6	25.5	—	4.0	20.9	2.8
Interest accruals	19.8	16.1	46.7	4.2	14.4	4.3
Benefit payments(6)	(24.2)	(18.4)	(63.8)	(1.9)	(66.4)	(11.4)
December 31, 2024 balance at original discount rate	617.4	433.2	782.8	114.3	482.8	107.3
Effect of changes in discount rate assumptions	(113.1)	(55.4)	30.4	(28.1)	(99.4)	(10.0)
Balance at December 31, 2024	504.3	377.8	813.2	86.2	383.4	97.3
Net liability for future policy benefits	275.2	131.8	746.6	52.1	203.5	97.3
Less: Reinsurance recoverable	(60.2)	(19.3)	(0.9)	(1.4)	(4.7)	(3.5)
Net liability for future policy benefits, after reinsurance recoverable	215.0	112.5	745.7	50.7	198.8	93.8
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at December 31, 2024	$215.0	$112.5	$745.7	$50.7	$198.8	$93.8
(1) Experience Life contains both whole life and term elements.
(2) As of December, 2024, the net LFPB for Supplemental Health was $72.2 million for cancer, $18.8 million for accident, $21.4 million for disability and $86.4 million for other supplemental health policies.
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

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	December 31, 2024	December 31, 2023
Whole life	$275.2	$298.8
Term life	131.8	130.2
Experience life	746.6	811.3
Limited-pay whole life	52.1	57.4
Supplemental health	203.5	245.6
SPIA (life contingent)	97.3	104.2
Limited-pay whole life DPL	5.2	4.1
SPIA (life contingent) DPL	1.5	1.3
Reconciling items(1)	109.6	108.9
Total	$1,622.8	$1,761.8
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following tables summarize the amount of revenue from gross premiums or assessment and interest expense related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments
	Year Ended December 31,
	2024	2023
Whole life	$28.1	$28.1
Term life	45.9	45.2
Experience life	30.6	32.1
Limited-pay whole life	7.2	7.2
Supplemental health	121.6	120.3
SPIA (life contingent)	3.6	6.1
Total	$237.0	$239.0

($ in millions)	Interest expense
	Year Ended December 31,
	2024	2023
Whole life	$12.2	$11.8
Term life	5.3	4.8
Experience life	43.0	43.7
Limited-pay whole life	2.8	2.6
Supplemental health	7.6	8.4
SPIA (life contingent)	4.3	4.4
Total	$75.2	$75.7

120 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of December 31, 2024		As of December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$524.0	$350.5	$478.8	$325.0
Expected future benefits and expenses	1,272.9	617.4	1,152.8	592.1
Term life
Expected future gross premiums	712.1	464.2	689.0	449.4
Expected future benefits and expenses	736.2	433.2	682.7	405.4
Experience Life
Expected future gross premiums	497.8	279.3	530.0	296.1
Expected future benefits and expenses	1,639.0	782.8	1,703.1	797.5
Limited-pay whole life
Expected future gross premiums	73.6	54.7	64.7	49.1
Expected future benefits and expenses	307.2	114.3	244.9	105.6
Supplemental health
Expected future gross premiums	1,595.3	1,165.4	1,624.1	1,192.5
Expected future benefits and expenses	684.6	482.8	719.4	517.9
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	150.7	107.3	156.1	111.4
For the year ended December 31, 2024 and 2023, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both years.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	December 31, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.7%	0.1% - 0.5%	1.8%	0.1%	31.8%	N.M.
Expected experience	0.8%	0.1% - 1.7%	1.7%	0.3%	26.3%	N.M.
Lapses
Actual experience	3.0%	3.9% - 38.2%	2.9%	4.0%	9.7%	N.M.
Expected experience	4.5%	5.6% - 21.9%	3.1%	4.8%	9.9%	N.M.

	December 31, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.7%	0.1% - 0.7%	1.6%	0.2%	32.4%	N.M.
Expected experience	0.7%	0.1% - 2.3%	1.6%	0.3%	26.1%	N.M.
Lapses
Actual experience	3.4%	5.3% - 13.0%	3.2%	4.2%	8.8%	N.M.
Expected experience	4.8%	5.8% - 36.8%	3.1%	5.4%	9.3%	N.M.

Horace Mann Educators Corporation	Annual Report on Form 10-K 121

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table provides the weighted-average durations of LFPB, in years:

	As of December 31,
	2024	2023
Whole life	20.0	18.0
Term life	16.0	16.7
Experience life	10.0	10.3
Limited-pay whole life	25.0	22.1
Supplemental health	11.3	10.7
SPIA (life contingent)	8.0	7.6
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of December 31,
	2024	2023
Whole life
Interest accretion rate	1.7% - 4.9%	1.7% - 4.9%
Current discount rate	5.0% - 5.7%	4.4% - 5.0%
Term life
Interest accretion rate	4.2% - 4.2%	4.2% -4.3%
Current discount rate	5.5% - 5.6%	4.9% - 5.0%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.6%	5.0%
Limited-pay whole life
Interest accretion rate	4.0%	4.0%
Current discount rate	5.8%	5.1%
Supplemental health
Interest accretion rate	1.7% - 2.8%	1.7% - 2.7%
Current discount rate	4.6% - 5.6%	5.0% - 5.2%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.1%
Current discount rate	5.4% - 5.5%	4.9% - 4.9%

122 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Year Ended December 31, 2024
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2024	$57.8	$61.2	$4,556.0	$449.0	$32.6
Premiums received(1)	$17.8	$(0.8)	$203.5	$15.9	$1.9
Surrenders and withdrawals(2)	(2.2)	(3.7)	(388.6)	(51.2)	(1.3)
Benefit payments(3)	—	(1.6)	(69.2)	(4.2)	(5.5)
Net transfers from (to) separate account	(0.2)	—	23.3	(2.2)	—
Interest credited(4)	3.9	2.9	167.7	16.1	0.9
Other	(4.2)	—	15.7	(13.9)	—
Balance at December 31, 2024	$72.9	$58.0	$4,508.4	$409.5	$28.6
Weighted-average crediting rate	6.1%	5.0%	3.8%	3.8%	3.1%
Net amount at risk(5)	$—	$—	$29.4	$—	$—
Cash surrender value	$54.5	$57.4	$4,452.6	$402.0	$28.3

($ in millions)	Year Ended December 31, 2023
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2023	$47.6	$64.3	$4,591.1	$510.3	$34.4
Premiums received(1)	$13.6	$(0.8)	$236.3	$20.1	$3.4
Surrenders and withdrawals(2)	(1.1)	(3.7)	(391.8)	(67.0)	(0.4)
Benefit payments(3)	—	(1.7)	(75.1)	(3.1)	(5.9)
Net transfers from (to) separate account	(0.6)	—	23.7	(8.2)	—
Interest credited(4)	1.5	3.1	162.0	5.3	1.0
Other	(3.2)	—	9.8	(8.4)	0.1
Balance at December 31, 2023	$57.8	$61.2	$4,556.0	$449.0	$32.6
Weighted-average crediting rate	2.8%	5.0%	3.6%	1.1%	3.1%
Net amount at risk(5)	$—	$—	$35.9	$—	$—
Cash surrender value	$40.5	$60.5	$4,507.5	$439.9	$32.3
(1) Premiums received represents premiums collected from policyholder during the period of in force business
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	Annual Report on Form 10-K 123

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balances Sheets:

($ in millions)	December 31, 2024	December 31, 2023
Indexed universal life	$72.9	$57.8
Experience Life	58.0	61.2
Fixed account annuities	4,508.4	4,556.0
Fixed indexed account annuities	409.5	449.0
SPIA (non-life contingent)	28.6	32.6
Reconciling items(1)	22.9	30.4
Total	$5,100.3	$5,187.0
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	December 31, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$15.9	$77.3	$400.4	$304.0	$797.6
Equal to 2% but less than 3%	94.5	122.2	97.9	134.8	449.4
Equal to 3% but less than 4%	545.6	43.3	13.3	51.2	653.4
Equal to 4% but less than 5%	2,600.0	—	—	—	2,600.0
5% or higher	81.8	—	—	—	81.8
Total	$3,337.8	$242.8	$511.6	$490.0	$4,582.2

($ in millions)	December 31, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$36.7	$159.8	$489.4	$200.2	$886.1
Equal to 2% but less than 3%	162.9	77.9	65.8	76.1	382.7
Equal to 3% but less than 4%	571.3	36.9	0.7	—	609.0
Equal to 4% but less than 5%	2,670.5	—	—	—	2,670.5
5% or higher	86.9	—	—	—	86.9
Total	$3,528.3	$274.6	$555.9	$276.3	$4,635.2
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
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	December 31, 2024	December 31, 2023
Balance, beginning of year	$3,294.1	$2,792.3
Deposits	266.2	234.2
Withdrawals	(290.3)	(213.4)
Net transfers	(21.1)	(15.5)
Fees and charges	(53.3)	(37.6)
Market appreciation (depreciation)	513.2	541.5
Other	—	(7.4)
Balance, end of period	$3,708.8	$3,294.1
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.
Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the year ended December 31, 2024 and 2023, respectively:

($ in millions)	Year Ended December 31,
	2024	2023
Balance, beginning of period	$(3.9)	$0.3
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	(4.5)	—
Changes in market risk benefits(1)	(2.9)	(4.5)
Balance, end of period(2)	$(7.4)	$(4.5)
Effect of changes in the instrument-specific credit risk	0.6	0.6
Balance, end of period	$(6.8)	$(3.9)
Net amount at risk(3)	$15.9	$20.5
Weighted-average attained age of contract holders	62	62
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

($ in millions)	As of December 31, 2024			As of December 31, 2023
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(8.8)	$2.0	$(6.8)	$(6.7)	$2.8	$(3.9)

Horace Mann Educators Corporation	Annual Report on Form 10-K 125

NOTE 6 - Long-Duration Insurance Contracts (continued)
DAC and Deferred Sales Inducements

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Year Ended December 31, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life		Indexed Universal Life		Supplemental Health		Total Annuities
Balance, beginning of period	$22.3	$32.6	$5.7	$7.4		$16.8		$8.2		$214.0
Capitalizations	3.0	5.1	0.2	1.1	—	3.6	—	3.4	—	15.8
Amortization expense	(1.3)	(3.5)	(0.4)	(0.4)	—	(1.1)	—	(0.8)	—	(16.2)
Experience adjustment	(0.2)	—	—	(0.1)	—	(0.1)	—	(0.2)	—	(2.2)
Balance, end of period	$23.8	$34.2	$5.5	$8.0		$19.2		$10.6		$211.4

($ in millions)	Year Ended December 31, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life		Indexed Universal Life		Supplemental Health		Total Annuities
Balance, beginning of period	$20.9	$30.0	$5.8	$6.7		$15.4		$6.2		$221.1
Capitalizations	2.7	5.8	0.3	1.1		2.5		2.9		15.0
Amortization expense	(1.2)	(3.1)	(0.4)	(0.3)		(1.0)		(0.6)		(14.7)
Experience adjustment	(0.1)	(0.1)	—	(0.1)		(0.1)		(0.3)		(7.4)
Balance, end of period	$22.3	$32.6	$5.7	$7.4		$16.8		$8.2		$214.0

($ in millions)	Year Ended December 31, 2022
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life		Indexed Universal Life		Supplemental Health		Total Annuities
Balance, beginning of year	$19.1	$27.5	$6.0	$5.6		$13.7		$4.9		$223.3
Capitalizations	3.0	5.0	0.2	1.4		2.5		1.8		15.5
Amortization expense	(1.2)	(2.5)	(0.4)	(0.3)		(0.8)		(0.5)		(15.8)
Experience adjustment	—	—	—	—		—		—		(1.9)
Balance, end of year	$20.9	$30.0	$5.8	$6.7		$15.4		$6.2		$221.1

126 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	December 31, 2024	December 31, 2023
Whole life	$23.8	$22.3
Term life	34.2	32.6
Experience life	5.5	5.7
Limited pay whole life	8.0	7.4
Indexed universal life	19.2	16.8
Supplemental health	10.6	8.2
Total annuities	211.4	214.0
Reconciling item(1)	34.5	29.3
Total	$347.2	$336.3
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
The following table rolls-forward the deferred sales inducements balance as of and for the years ended December 31, 2024 and 2023:

($ in millions)	Year Ended December 31, 2024	Year Ended December 31, 2023
Balance, beginning of period	$14.1	$15.9
Capitalizations	—	—
Amortization expense	(1.0)	(1.0)
Experience adjustment	(0.3)	(0.8)
Balance, end of period	$12.8	$14.1
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
The Company's catastrophe losses incurred were approximately $94.9 million, $97.6 million and $80.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. For 2024, catastrophe losses included hurricane Helene, winter storm, wind, hail, and tornado events.
The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and included in the amounts being reported as Reinsurance balances receivable in the Consolidated Balance Sheets were as follows:

Horace Mann Educators Corporation	Annual Report on Form 10-K 127

NOTE 7 - Reinsurance and Catastrophes (continued)

($ in millions)	December 31,
	2024	2023
Reinsurance recoverables on reserves and unpaid claims
Property & Casualty
Reinsurance companies	$8.3	$7.4
State insurance facilities	92.5	96.6
Group benefits	289.3	306.2
Life and health	14.2	14.0
Total	$404.3	$424.2

As of December 31, 2024, the Company had a reinsurance recoverable in the amount of $173.5 million from National Guardian Life Insurance Company (NGL) that exceeded 10.0% of consolidated shareholders' equity as of the reporting date. NGL currently has an assigned credit rating of A by A.M. Best.
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

($ in millions)	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount
Year Ended December 31, 2024
Net premiums written and contract deposits(2)	$1,650.9	$72.0	$28.8	$1,607.7
Net premiums and contract charges earned	1,188.8	70.9	28.1	$1,146.0
Benefits, claims and settlement expenses(3)	748.3	43.0	39.7	$745.0

Year Ended December 31, 2023
Net premiums written and contract deposits(2)	1,583.6	67.9	36.9	$1,552.6
Net premiums and contract charges earned	1,097.7	76.3	35.7	$1,057.1
Benefits, claims and settlement expenses	803.6	45.7	11.2	$769.1

Year Ended December 31, 2022
Net premiums written and contract deposits(2)	1,499.0	62.9	53.0	$1,489.1
Net premiums and contract charges earned	1,046.7	72.0	53.0	$1,027.7
Benefits, claims and settlement expenses	772.5	43.5	18.0	$747.0
(1)    Excludes the annuity reinsurance agreement accounted for using the deposit method that is discussed in Note 8.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.
(3) Includes assumed commercial liability exposures for 2024.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2024. Past due reinsurance recoverables as of December 31, 2024 were not material.
The Company maintains property and casualty catastrophe excess of loss reinsurance coverage. For 2024, the Company's catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (FHCF). For 2024, the catastrophe excess of loss contract consisted of three layers of which provided for one mandatory reinstatement. The coverage provided was 89% for the layer of $25.0 million excess of $35.0 million, 90% coverage for the layer of $35.0 million excess of $60.0 million and 92% coverage for the layer of $90 million excess of $95 million. For 2025, our coverage will provide 95% coverage for the layer of $25.0 million excess of $35.0 million, 95% coverage for the layer of $35.0 million excess of $60.0 million, and 95% coverage for the layer of $90.0 million excess of $95.0 million.
For liability coverages, in 2024, the Company reinsured each loss above a retention of $5.0 million per occurrence up to $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring

128 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 7 - Reinsurance and Catastrophes (continued)
two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.
The maximum individual life insurance risk retained by the Company is $0.5 million on any individual life, while either $0.1 million or $0.1 million is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. For 2024, the Company reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. The Company's life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
With regards to worksite direct insurance products, the Company retains all of the risk on its supplemental health product lines, including accidental death risk embedded within certain products. However, the Company’s other accidental death and dismemberment risk issued through all other policies and riders are ceded 100%.
With regards to employer-sponsored products, the Company has retained approximately 72.5% of gross and assumed group disability and specialty health benefits in 2024. The Company has a block of individual life and annuity benefits that is effectively 100% ceded. The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line and has the ability to adjust retention as appropriate.
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
The annuity reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk. Therefore, the Company recognizes the annuity reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance on the Company's Consolidated Balance Sheets. As amounts are received or paid, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income. Interest accreted on the Deposit asset on reinsurance was $101.4 million and $104.9 million for the years ended December 31, 2024 and 2023, respectively.
NOTE 9 - Goodwill and Intangible Assets
The Company conducts goodwill impairment testing at the reporting unit level at least annually or more frequently if events occur or circumstances change that indicate that the carrying amount may not be recoverable. See Note 1 for further description of impairment testing.
At October 1, 2024 and October 1, 2023, the Company performed a qualitative goodwill impairment test. Based on the results of the tests, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 129

NOTE 9 - Goodwill and Intangible Assets (continued)
Goodwill impairment charges are reported as Other expense - goodwill and intangible asset impairments in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The changes in the carrying amount of goodwill by reporting segment for the year ended December 31, 2024 were as follows:

($ in millions)	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Total
Balance as of January 1, 2022
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
Balance as of December 31, 2024
Goodwill	9.5	48.0	32.4	89.9
Accumulated impairment losses	—	(35.6)	—	(35.6)
Total goodwill, net	$9.5	$12.4	$32.4	$54.3

As of December 31, 2024, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of BCG, BCGS and NTA during 2019 as well as the acquisition of Madison National during 2022. The acquisitions of BCG, BCGS, NTA and Madison National resulted in initial recognition of definite-lived intangible assets subject to amortization in the amounts of $9.1 million, $5.0 million, $160.4 million and $56.5 million, respectively. As of December 31, 2024 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in millions)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	28	$100.1
Value of distribution acquired	17	54.0
Value of agency relationships	14	17.0
Value of customer relationships	10	59.9
Total	20	231.0
Accumulated amortization and impairments:
Value of business acquired		(40.6)
Value of distribution acquired		(20.5)
Value of agency relationships		(11.2)
Value of customer relationships		(16.3)
Total		(88.6)
Net intangible assets subject to amortization:		$142.4

130 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in millions)
Year Ending December 31,
2025	$14.3
2026	14.2
2027	14.1
2028	14.1
2029	14.1
Thereafter	71.6
Total	$142.4

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
Indefinite-lived intangible assets (not subject to amortization) as of December 31, 2024 were as follows:

($ in millions)	Trade Names	State Licenses	Total

Balance as of January 1, 2022	$7.9	$2.9	$10.8
Impairments	(0.3)	—	(0.3)
Acquisitions	—	2.9	2.9
Balance as of December 31, 2022	7.6	5.8	13.4
Impairments	—	—	—
Acquisitions	—	—	—
Balance as of December 31, 2023	7.6	5.8	13.4
Impairments	—	—	—
Acquisitions	—	—	—
Balance as of December 31, 2024	$7.6	$5.8	$13.4

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
At October 1, 2024 and October 1, 2023, the Company performed a qualitative assessment to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessment of

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
NOTE 10 - Debt
Indebtedness and scheduled maturities consisted of the following:

($ in millions)	Interest Rates	Final Maturity	December 31,
			2024	2023
Short-term debt
Revolving Credit Facility	Variable	2026	$—	$—
Long-term debt(1)
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.4 and $0.5 and unamortized debt issuance costs of $2.3 and $2.8	7.25%	2028	297.3	296.7
4.50% 2015 Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.1 and $0.2 and unamortized debt issuance costs of $0.2 and $0.5	4.50%	2025	249.7	249.3
Total			$547.0	$546.0
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
The net proceeds from the sale of the 2023 Senior Notes were used to fully repay the $249.0 million balance on the Revolving Credit Facility with remaining net proceeds from the sale to be used for general corporate purposes. As of December 31, 2024, we had $325.0 million available on the Revolving Credit Facility, with an interest rate based on SOFR plus 115 basis points plus the applicable benchmark adjustment spread. The Revolving Credit Facility expires on July 12, 2026. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of December 31,2024.
2015 Senior Notes
As of December 31, 2024, the Company had outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes (2015 Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the 2015 Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the 2015 Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in the Company's inter-document reference for the year ended December 31, 2022. The 2015 Senior Notes are traded in the open market (HMN 4.50).

132 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
The Company utilized $114.0 million of the Revolving Credit Facility to fund a portion of the acquisition of Madison National Life Insurance Company, Inc. that occurred effective January, 1 2022. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of December 31, 2024. As noted above, the outstanding balance on the Revolving Credit Facility was fully paid off on September 15, 2023 from the proceeds of the 2023 Senior Notes.
Federal Home Loan Bank Borrowings
As of December 31, 2024, the Company had no borrowing outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
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
NOTE 11 - Income Taxes
The income tax assets and liabilities included in Other assets and Other liabilities, respectively, in the Consolidated Balance Sheets were as follows:

($ in millions)	December 31,
	2024	2023
Income tax (asset) liability
Current	$(28.1)	$(25.9)
Deferred	55.8	33.4

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The "temporary differences" that gave rise to the deferred tax balances were as follows:

Horace Mann Educators Corporation	Annual Report on Form 10-K 133

NOTE 11 - Income Taxes (continued)

($ in millions)	December 31,
	2024	2023
Deferred tax assets
Other comprehensive income - net unrealized losses on securities	$85.2	$82.1
Unearned premium reserve reduction	14.4	13.3
Compensation accruals	9.3	9.3
Impaired securities	2.3	2.0
Other comprehensive income - net funded status of benefit plans	1.9	2.0
Discounting of unpaid claims and claim expense tax reserves	2.9	2.7
Capital loss carryforward	1.2	0.8
Net operating loss carryforward	0.6	9.3
Intangibles	—	1.4
Postretirement benefits other than pensions	0.2	0.2
Total gross deferred tax assets	118.0	123.1
Deferred tax liabilities
Deferred policy acquisition costs	47.8	45.9
Life insurance future policy benefit reserve	52.7	46.4
Life insurance future policy benefit reserve (transitional rule)	2.1	4.3
Discounting of unpaid claims and claim expense tax reserves (transitional rule)	0.2	0.3
Investment related adjustments	39.3	44.8
Other comprehensive income - net reserve remeasurements	23.8	5.8
Other, net	7.9	9.0
Total gross deferred tax liabilities	173.8	156.5
Net deferred tax liability	$55.8	$33.4

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2024 and 2023.
At December 31, 2024, the Company had available the following carryforwards or credits:

($ in millions)
	Pretax Amount	Expiration Years
Operating loss carryforwards	$2.7	Indefinite
Charitable contributions carryforwards	1.2	2029
Capital loss carryforwards	5.6	2029
The components of the provision for income tax expense (benefit) were as follows (2022 recast for the adoption of LDTI):

($ in millions)	Years Ended December 31,
	2024	2023	2022
Current	$19.9	$6.5	$(0.7)
Deferred	5.9	1.8	(2.6)
Total income tax expense (benefit)	$25.8	$8.3	$(3.3)

134 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 11 - Income Taxes (continued)
Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 21% for 2024, 2023 and 2022 to income before income taxes as follows (2022 recast for the adoption of LDTI):

($ in millions)	Years Ended December 31,
	2024	2023	2022
Expected federal tax on income	$27.0	$11.2	$3.5
Add (deduct) tax effects of:
Tax-exempt interest	(2.5)	(2.7)	(3.3)
Dividend received deduction	(2.0)	(1.3)	(3.2)
Employee share-based compensation	(0.2)	0.1	(0.5)
Contingent consideration	—	—	(0.3)
Compensation deduction limitation	2.7	0.8	0.7
Research and development reserve	—	(0.2)	(0.4)
Prior year adjustments	(0.4)	0.3	0.1
Other, net	1.2	0.1	0.1
Income tax expense (benefit) provided on income	$25.8	$8.3	$(3.3)

The Company's federal income tax returns for years prior to 2021 are no longer subject to examination by the Internal Revenue Service (IRS).
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
Unrecognized tax benefits were immaterial in each of the years ended December 31, 2024, 2023 and 2022.
The Company classifies all tax related interest and penalties as income tax expense.
Interest and penalties were both immaterial in each of the years ended December 31, 2024, 2023 and 2022.

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
During 2024, the Company repurchased 256,159 shares of its common stock, or 0.6% of the shares outstanding as of December 31, 2023, at an aggregate cost of $8.5 million, or an average price of $33.33 per share. During 2023, the Company repurchased 196,934 shares of its common stock, or 0.5% of the shares outstanding as of December 31, 2022, at an aggregate cost of $6.5 million, or an average price of $32.85 per share. In total and through December 31, 2024, 695,194 shares were repurchased under the Programs at an average price of $34.06 per share. The repurchase of shares was funded through use of cash. As of December 31, 2024, $26.3 million remained authorized for future share repurchases under the 2022 Program.
As of December 31, 2024, the Company held 26,167,246 shares in treasury.
Authorization of Preferred Stock
In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of 0.001 par value preferred stock. The Board is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were issued or outstanding as of December 31, 2024 and 2023.
2010 Comprehensive Executive Compensation Plan
In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the Comprehensive Plan). The purpose of the Comprehensive Plan is to aid the Company in attracting, retaining, motivating and rewarding employees and non-employee Directors; to provide for equitable and competitive compensation opportunities, including deferral opportunities; to encourage long-term service; to recognize individual contributions and reward achievement of Company goals; and to promote the creation of long-term value for the Company's shareholders by closely aligning the interests of plan participants with those of shareholders. The Comprehensive Plan authorizes share-based and cash-based incentives for plan participants. In 2012, the shareholders of HMEC approved the implementation of a fungible share pool under which grants of full value shares will count against the share limit as two and one half shares for every share subject to a full value award. In May 2024, the shareholders of HMEC approved an amendment and restatement of the Comprehensive Plan which included an increase of 3,000,000 in the number of shares of common stock reserved for issuance under the Comprehensive Plan. As of December 31, 2024, approximately 3,272,355 shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.
As further described in the paragraphs below, CSUs, stock options and RSUs under the Comprehensive Plan were as follows:

	December 31,
	2024	2023	2022
CSUs related to deferred compensation for Directors	13,378	14,458	15,372
CSUs related to deferred compensation for employees	13,472	12,972	12,437
Stock options	1,397,546	1,402,514	1,194,352
RSUs related to incentive compensation	1,007,832	925,230	816,759
Total	2,432,228	2,355,174	2,038,920

136 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Employee Common Stock Units
Deferred compensation for employees is in the form of CSUs, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2024, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.
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
Changes in outstanding options were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable
December 31, 2023	$38.85	$28.88-$42.95	1,402,514	942,532
Granted	$35.39	$35.39-$35.39	230,240
Vested	$39.55	$32.13-$41.83	—	181,130
Exercised	$30.82	$28.88-$32.35	(192,460)	(192,460)
Forfeited	$—	$—	—	—
Expired	$40.64	$38.05-$42.95	(42,748)	(42,748)
December 31, 2024	$39.33	$31.01-$42.95	1,397,546	888,454

Option information segregated by ranges of exercise prices were as follows:

	December 31, 2024
		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term
	31.01-35.98	441,134	$35.48	8.68	54,123	$35.46	7.96
	38.05-41.39	505,200	$40.12	5.79	383,119	$39.85	5.45
	41.83-42.95	451,212	$42.21	3.69	451,212	$42.21	3.69
Total		1,397,546	$39.33	6.03	888,454	$40.78	4.71

The weighted average exercise prices of vested and exercisable options as of December 31, 2023 and 2022 were $38.98 and $38.60, respectively.
As of December 31, 2024, based on a closing stock price of $39.23 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $0.2 million and $1.7 million, respectively.

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
Changes in outstanding RSUs were as follows:

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
December 31, 2023	925,230	$35.43	413,136	$29.04

Granted(1)	310,305	$38.12	—	—
Adjustment for performance achievement	(24,836)	$44.14	—	—
Vested	—	—	184,569	$38.18
Forfeited	(43,357)	$39.42	—	—
Distributed(2)	(159,510)	$38.87	(159,510)	$38.87

December 31, 2024	1,007,832	$35.33	438,195	$29.31
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
HMEC has principal insurance subsidiaries domiciled in Illinois, Wisconsin, Texas, and New York. The statutory financial statements of these subsidiaries are prepared in accordance with accounting principles prescribed or permitted by the Illinois Department of Insurance, the Wisconsin Office of the Commissioner of Insurance, the Texas Department of Insurance, and the New York Department of Financial Services, as applicable. Prescribed statutory accounting principles include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules.
In converting from statutory to GAAP, typical adjustments include DAC, certain reinsurance transactions, the inclusion of statutory non-admitted assets, the inclusion of net unrealized investment gains or losses in shareholders' equity relating to fixed maturity securities and establishing life reserves using different actuarial assumptions.
The following table includes selected information for HMEC's insurance subsidiaries:

($ in millions)	Year Ended December 31,
	2024	2023	2022
Consolidated net income, statutory basis	$175.5	$24.7	$77.0
Consolidated capital and surplus, statutory basis(1)	$1,016.4	$1,043.6	$1,024.5
(1)    Subject to regulatory restrictions.

The NAIC has risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. As of December 31, 2024 and 2023, the minimum statutory-basis capital and surplus required to be maintained by HMEC's insurance subsidiaries was $136.9 million and $135.3 million, respectively. As of December 31, 2024 and 2023, statutory capital and surplus of each of the Company's insurance subsidiaries was above required levels. The restricted net assets of HMEC's insurance subsidiaries were $27.1 million and $29.2 million as of

138 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 13 - Statutory Information and Dividend Restrictions (continued)
December 31, 2024 and 2023, respectively. The minimum statutory basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC's insurance subsidiaries combined. Authorized control level risk-based capital represents the minimum level of statutory basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer. The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.
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
In the fourth quarter of 2024, the Company recorded $15.7 million, after-tax of costs related to these non-core legacy commercial liability policies in the Corporate & Other Segment. As noted above, these policies were issued as early as the 1960s and prior to the current ownership structure of the Company.
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $449.9 million and $502.6 million for the years ended December 31, 2024 and 2023, respectively.

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
In the Consolidated Balance Sheets, the Company recognizes the net funded status of benefit plans as a component of AOCI, net of tax.
Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows (in millions, 2022 recast for the adoption of LDTI):

($ in millions)	Year Ended December 31,
	2024	2023	2022
Net income	$102.8	$45.0	$19.8
Other comprehensive income (loss):
Change in net unrealized investment gains (losses) on fixed maturity securities:
Net unrealized investment gains (losses) on securities arising during the period	(58.0)	133.9	(1,042.6)
Less: reclassification adjustment for net investment gains (losses) included in income before income tax	(21.1)	(20.3)	(29.1)
Total, before tax	(36.9)	154.2	(1,013.5)
Income tax expense (benefit)	(7.8)	32.9	(216.8)
Total, net of tax	(29.1)	121.3	(796.7)
Change in net reserve remeasurements attributable to discount rates:
Total, before tax	113.2	(47.2)	567.6
Income tax expense (benefit)	24.2	(10.1)	121.7
Total, net of tax	89.0	(37.1)	445.9
Change in net funded status of benefit plans:
Total, before tax	0.7	1.5	1.8
Income tax expense (benefit)	0.1	0.3	0.4
Total, net of tax	0.6	1.2	1.4

Total comprehensive income (loss)	$163.3	$130.4	$(329.6)

140 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 15 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)
Accumulated Other Comprehensive Income (Loss)
The following table reconciles the components of AOCI for the periods indicated (2022 recast for the adoption of LDTI)

($ in millions)	Net Unrealized Investment Gains (Losses) on Securities(1)(2)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, January 1, 2024	$(328.3)	$21.9	$(7.6)	$(314.0)
Other comprehensive income (loss) before reclassifications	(45.8)	89.0	0.6	43.8
Amounts reclassified from AOCI	16.7	—	—	16.7
Net current period other comprehensive income (loss)	(29.1)	89.0	0.6	60.5
Ending balance, December 31, 2024	$(357.4)	$110.9	$(7.0)	$(253.5)

Beginning balance, January 1, 2023	$(449.6)	$59.0	$(8.8)	$(399.4)
Other comprehensive income (loss) before reclassifications	105.3	(37.1)	1.2	69.4
Amounts reclassified from AOCI	16.0	—	—	16.0
Net current period other comprehensive income (loss)	121.3	(37.1)	1.2	85.4
Ending balance, December 31, 2023	$(328.3)	$21.9	$(7.6)	$(314.0)

Beginning balance, January 1, 2022	$347.1	$(386.9)	$(10.2)	$(50.0)
Other comprehensive income (loss) before reclassifications	(819.7)	445.9	1.4	(372.4)
Amounts reclassified from AOCI	23.0	—	—	23.0
Net current period other comprehensive income (loss)	(796.7)	445.9	1.4	(349.4)
Ending balance, December 31, 2022	$(449.6)	$59.0	$(8.8)	$(399.4)
(1)    All amounts are net of tax.
(2)    The pretax amounts reclassified from AOCI, $(21.1) million, $(20.3) million and $(29.1) million, are included in net investment gains (losses) and the related income tax expense (benefit), $(4.4) million, $(4.3) million and $(6.1) million, are included in income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in Note 3.

Horace Mann Educators Corporation	Annual Report on Form 10-K 141

NOTE 16 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)	Years Ended December 31,
	2024	2023	2022
Cash	$33.1	$29.0	$42.2
Restricted cash	5.0	0.7	0.6
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$38.1	$29.7	$42.8

Cash paid during the year for:
Interest	$33.5	$30.1	$18.2
Income taxes	22.1	14.0	8.6

During the year ended 2024, the Company exchanged $44.5 million of Fixed maturity securities for Limited partnership interests. This transaction did not result in cash flows and is therefore excluded from the consolidated statement of cash flows. Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the years ended December 31, 2023 and 2022, respectively.
NOTE 17 - Segment Information
The Company conducts and manages its business through four reporting segments. The three reporting segments representing the major lines of business, are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). The Company does not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those reporting segments, but classifies those items in the fourth reporting segment, Corporate & Other. Corporate & Other includes corporate debt service, net investment gains (losses) and certain public company expenses, as well as corporate debt retirement costs, when applicable. In addition to these transactions, Corporate & Other also includes legacy commercial claims.
The accounting policies of the reporting segments are the same as those described in Note 1-Basis of Presentation and Significant Accounting Policies. Expense allocations are based on certain assumptions and estimates primarily related to direct cost, revenue and activity; methodologies are applied consistently. Stated segment operating results would change if different methods were applied.
The Company’s Chief Operating Officer is the chief operating decision maker (CODM), responsible for reviewing financial performance and making decisions regarding the allocation of resources for the reporting segments. The Company measures and analyzes segment performance based on core earnings which differs from total income as presented in our consolidated statements of operations due to excluding the after-tax impact of net investment gains (losses), discontinued operations, the after-tax impact of goodwill and intangible asset impairments and the cumulative effect of changes in accounting principles when applicable. We believe core earnings is a better performance measure and indicator of the profitability and underlying trends in our business. The CODM considers actual-to-budget variances in core earnings on a monthly basis when making decisions about allocating capital and personnel to segments and evaluating product pricing.
Disaggregated financial information for these segments, as regularly provided to the CODM, is as follows:

142 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 17 - Segment Information (continued)

December 31, 2024	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$736.5	$154.6	$254.9	$—	$1,146.0
Net investment income	46.0	363.6	38.1	(2.0)	445.7
Other segment income	2.3	20.2	(4.6)	2.9	20.8
Total segment revenues	$784.8	$538.4	$288.4	$0.9	$1,612.5

Benefits and claims expenses (excluding catastrophe losses)	$353.3	$125.2	$78.8	$—	$557.3
Catastrophe losses	94.9	—	—	—	94.9
Loss adjustment expenses	72.8	—	—	—	72.8
Interest credited	—	211.2	4.7	—	215.9
Operating & admin expenses	122.4	93.2	70.7	8.6	294.9
Commissions expense	63.0	41.1	38.1	—	142.2
Taxes, licenses and fees	20.2	3.8	5.9	0.7	30.6
Deferred policy acquisition costs	(89.8)	(28.3)	(4.1)	—	(122.2)
Deferred policy acquisition cost amortization	84.6	24.6	1.9	—	111.1
Intangible asset amortization	—	0.2	14.3	—	14.5
Interest expense	—	—	—	34.6	34.6
Total segment expenses	$721.4	$471.0	$210.3	$43.9	$1,446.6

Pretax profit (loss)	$63.4	$67.4	$78.1	$(43.0)	$165.9
Income tax expense	14.3	11.1	17.7	(9.3)	33.8
Segment profit (loss) (Core earnings)	49.1	56.3	60.4	(33.7)	132.1
Net investment losses (after-tax)	—	—	—	(13.6)	(13.6)
Non-core Legacy Commercial exposures (before-tax)	—	—	—	(20.0)	(20.0)
Non-core Legacy Commercial exposures (after-tax)	—	—	—	(15.7)	(15.7)
Net income	$49.1	$56.3	$60.4	$(63.0)	$102.8

Horace Mann Educators Corporation	Annual Report on Form 10-K 143

NOTE 17 - Segment Information (continued)

December 31, 2023	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$645.6	$151.7	$259.8	$—	$1,057.1
Net investment income	37.9	369.9	38.9	(1.9)	444.8
Other segment income	2.8	17.0	(11.1)	5.3	14.0
Total segment revenues	$686.3	$538.6	$287.6	$3.4	$1,515.9

Benefits and claims expenses (excluding catastrophe losses)	$387.9	$123.2	$88.9	$—	$600.0
Catastrophe losses	97.6	—	—	—	97.6
Loss adjustment expenses	71.5	—	—	—	71.5
Interest credited	—	201.8	3.9	—	205.7
Operating & admin expenses	109.2	83.9	66.9	7.0	267.0
Commissions expense	52.6	37.2	40.6	—	130.4
Taxes, licenses and fees	17.7	3.9	5.7	0.4	27.7
Deferred policy acquisition costs	(76.2)	(26.2)	(4.6)	—	(107.0)
Deferred policy acquisition cost amortization	71.3	28.0	1.9	—	101.2
Intangible asset amortization	—	0.2	14.6	—	14.8
Interest expense	—	—	—	29.7	29.7
Total segment expenses	$731.6	$452.0	$217.9	$37.1	$1,438.6

Pretax profit (loss)	$(45.3)	$86.6	$69.7	$(33.7)	$77.3
Income tax expense	(9.8)	15.1	14.8	(6.6)	13.5
Segment profit (loss) (Core earnings)	(35.5)	71.5	54.9	(27.1)	63.8
Net investment losses (after-tax)	—	—	—	(18.8)	(18.8)
Net income	$(35.5)	$71.5	$54.9	$(45.9)	$45.0

144 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 17 - Segment Information (continued)

December 31, 2022	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$608.2	$144.0	$275.5	$—	$1,027.7
Net investment income	31.4	338.3	33.3	(2.1)	400.9
Other segment income	3.4	17.0	(13.4)	2.5	9.5
Total segment revenues	$643.0	$499.3	$295.4	$0.4	$1,438.1

Benefits and claims expenses (excluding catastrophe losses)	$388.0	$121.5	$91.2	$—	$600.7
Catastrophe losses	80.0	—	—	—	80.0
Loss adjustment expenses	66.3	—	—	—	66.3
Interest credited	—	172.1	1.3	—	173.4
Operating & admin expenses	104.9	88.5	54.6	7.8	255.8
Commissions expense	43.8	37.2	44.1	—	125.1
Taxes, licenses and fees	18.4	4.1	6.1	0.4	29.0
Deferred policy acquisition costs	(64.5)	(27.4)	(2.5)	—	(94.4)
Deferred policy acquisition cost amortization	64.3	23.0	0.9	—	88.2
Intangible asset amortization	—	1.1	15.7	—	16.8
Interest expense	—	—	—	19.4	19.4
Total segment expenses	$701.2	$420.1	$211.4	$27.6	$1,360.3

Pretax profit (loss)	$(58.2)	$79.2	$84.0	$(27.2)	$77.8
Income tax expense	(13.8)	11.6	18.1	(6.2)	9.7
Segment profit (loss) (Core earnings)	(44.4)	67.6	65.9	(21.0)	68.1
Net investment losses (after-tax)	—	—	—	(44.5)	(44.5)
Goodwill and intangible asset impairments (after-tax)	—	(3.8)	—	—	(3.8)
Net income	$(44.4)	$63.8	$65.9	$(65.5)	$19.8
*-Corporate & Other is net of intersegment eliminations.

($ in millions)	December 31,
	2024	2023	2022
Assets
Property & Casualty	$1,272.3	$1,218.1	$1,083.8
Life & Retirement	11,670.7	11,365.0	10,754.4
Supplemental & Group Benefits	1,377.6	1,338.8	1,359.3
Corporate & Other	191.0	190.4	173.4
Intersegment eliminations	(23.8)	(62.4)	(64.8)
Total	$14,487.8	$14,049.9	$13,306.1

Horace Mann Educators Corporation	Annual Report on Form 10-K 145

ITEM 9. I Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (Exchange Act) as of December 31, 2024. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During third-quarter 2024, the Company implemented a new financial system including the general ledger and financial reporting tools to provide advanced data analytic capabilities and improve efficiency of the financial reporting process. This initiative was not undertaken in response to any actual or perceived deficiencies or to remedy any gaps or weaknesses in the Company's internal control over financial reporting. Concurrent with the implementation, changes were made to the relevant business processes and the related control activities over the implementation in order to maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

146 Annual Report on Form 10-K	Horace Mann Educators Corporation

We have assessed our internal control over financial reporting as of December 31, 2024. The standard measures adopted by management in making its evaluation are the measures in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, we concluded that our internal control over financial reporting was effective at December 31, 2024, and that there were no material weaknesses in our internal control over financial reporting as of that date.
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
Opinion on Internal Control Over Financial Reporting
We have audited Horace Mann Educators Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 147

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

Columbus, Ohio
February 27, 2025

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
During the three months ended December 31, 2024, Marita Zuraitis, President and CEO, adopted a new 10b5-1 plan. The Plan was adopted on November 18, 2024. The Plan expires on the earlier of March 31, 2026, or upon execution of all trades or expiration of all orders relating to such trades. The Plan allows for the sale of up to 50,000 shares and the exercise of up to 70,424 vested options.
During the three months ended December 31, 2024, no other director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. I Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Our Proxy Statement will be filed with the SEC no later than April 4, 2025 in preparation for our 2025 Annual Meeting of Shareholders. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference, to that Proxy Statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.
ITEM 10. I Directors, Executive Officers and Corporate Governance
(a)    The following sections of our Proxy Statement for our 2025 Annual Meeting of Shareholders, are incorporated herein by reference: "Board of Directors and Committees," "Executive Officers," "Corporate Governance," and "Insider Trading Policy".
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
ITEM 11. I Executive Compensation
The following sections of our Proxy Statement for our 2025 Annual Meeting of Shareholders, are incorporated herein by reference: "Director Compensation" and "Compensation Discussion and Analysis" including "Pay

Horace Mann Educators Corporation	Annual Report on Form 10-K 149

Governance," "Executive Compensation Program," "Additional Pay Practices," "Compensation Tables," "Compensation Committee Report," and "Equity Compensation Plan Information".
ITEM 12. I Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)    The "Security Ownership of Certain Beneficial Owners and Management" section of our Proxy Statement for our 2025 Annual Meeting of Shareholders, is incorporated herein by reference.
(b)    The "Equity Compensation Plan Information" section of our Proxy Statement for our 2025 Annual Meeting of Shareholders, is incorporated herein by reference. Additional information on share-based compensation under our equity compensation plans is available in Part II - Item 8, Note 12 of the Consolidated Financial Statements.
ITEM 13. I Certain Relationships and Related Transactions and Director Independence
The following sections of our Proxy Statement for our 2025 Annual Meeting of Shareholders, are incorporated by reference: "Corporate Governance - Director Independence", and "Corporate Governance - Related Person Transactions".
ITEM 14. I Principal Accountant Fees and Services
Information required for this Item 14 is incorporated herein by reference, to our Proxy Statement for our 2025 Annual Meeting of Shareholders in the section "Proposal No. 4 - Ratification of Independent Registered Public Accounting Firm".
PART IV
ITEM 15. I Exhibits and Financial Statement Schedules

150 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION
 SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2024
 ($ in millions)

Type of Investments	Cost or amortized cost, net	Fair Value	Balance Sheet
Fixed maturity securities
U.S. Government and federally sponsored agency obligations	$1,029.0	$909.3	$909.3
States, municipalities and political subdivisions	1,239.1	1,150.8	1,150.8
Foreign government bonds	14.1	13.1	13.1
Public utilities	106.2	91.1	91.1
All other corporate bonds	1,857.3	1,660.3	1,660.3
Asset-backed securities	1,177.0	1,170.9	1,170.9
Residential mortgage-backed securities (non-agency)	69.1	68.5	68.5
Commercial mortgage-backed securities	319.0	292.9	292.9
Redeemable preferred stocks	31.7	31.0	31.0

Total fixed maturity securities	5,842.5	5,387.9	5,387.9

Equity securities
Industrial, miscellaneous and all other	—	0.5	0.5
Banking & finance and insurance companies	1.8	1.5	1.5
Non-redeemable preferred stocks	77.0	64.5	64.5

Total equity securities	78.8	66.5	66.5

Limited partnership interests	1,121.3	XXX	1,121.3
Short-term investments	101.2	XXX	101.2
Policy loans	140.8	XXX	140.8
Derivatives	14.3	$18.5	18.5
Mortgage loans	43.2	XXX	43.2
Other	37.0	XXX	37.0

Total investments	$7,379.1	XXX	$6,916.4

See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 151

SCHEDULE II
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS
As of December 31, 2024 and 2023
($ in millions, except share data)

	December 31,
	2024	2023
ASSETS

Investments and cash	$45.5	$3.4
Investments in subsidiaries	1,794.9	1,716.6
Other assets	3.3	17.1

Total assets	$1,843.7	$1,737.1

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt	$—	$—
Long-term debt	547.0	546.0
Other liabilities	9.2	15.8

Total liabilities	556.2	561.8

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2024, 67,032,164; 2023, 66,747,821	0.1	0.1
Additional paid-in capital	525.2	510.9
Retained earnings	1,548.2	1,502.2
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains (losses) on fixed maturity securities	(357.4)	(328.3)
Net reserve remeasurements attributable to discount rates	110.9	21.9
Net funded status of benefit plans	(7.0)	(7.6)
Treasury stock, at cost, 2024, 26,167,246 shares; 2023, 25,911,087 shares	(532.5)	(523.9)

Total shareholders' equity	1,287.5	1,175.3

Total liabilities and shareholders' equity	$1,843.7	$1,737.1

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

152 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS
 ($ in millions)

	Year Ended December 31,
	2024	2023	2022
Revenues
Net investment income	$0.1	$0.2	$—

Total revenues	0.1	0.2	—

Expenses
Interest expense	34.6	29.7	19.4
Other	8.1	5.1	8.4

Total expenses	42.7	34.8	27.8

Loss before income tax benefit and equity in net earnings of subsidiaries	(42.6)	(34.6)	(27.8)
Income tax benefit	(9.6)	(6.9)	(6.3)
Loss before equity in net earnings of subsidiaries	(33.0)	(27.7)	(21.5)
Equity in net earnings (losses) of subsidiaries	135.8	72.7	41.3

Net income (loss)	$102.8	$45.0	$19.8

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 153

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$102.8	$45.0	$19.8
Equity in net income of subsidiaries	(135.8)	(72.7)	(41.3)
Dividends received from subsidiaries	120.2	132.1	184.3
Changes in:
Income taxes	15.5	(5.8)	3.9
Operating assets and liabilities	(8.1)	6.0	0.8
Other	2.0	1.2	(1.5)

Net cash provided by operating activities	96.6	105.8	166.0

Cash flows from investing activities
Purchase of equity securities	(1.2)	—	—
Purchase of limited partnership interests	(28.9)	—	—
Net increase (decrease) in short-term investments	(12.0)	(1.3)	(0.7)
Capital contributions to subsidiaries	(2.0)	(98.0)	(35.0)
Acquisition of business, net of cash acquired	—	—	(172.3)

Net cash used in investing activities	(44.1)	(99.3)	(208.0)

Cash flows from financing activities
Dividends paid to shareholders	(55.6)	(53.9)	(52.6)
Proceeds from issuance 2023 Senior Note due 2028	—	296.5	—
Principal repayment on senior revolving credit facility	—	(249.0)	—
Acquisition of treasury stock	(8.6)	(6.5)	(24.0)
Proceeds from exercise of stock options	5.1	—	—
Withholding tax payments on RSUs tendered	(1.8)	(1.8)	(2.4)
Proceeds for Share-based compensation	8.4	8.0	7.1

Net cash provided by (used in) financing activities	(52.5)	(6.7)	(71.9)

Net increase (decrease) in cash	—	(0.2)	(113.9)
Cash at beginning of period	0.1	0.3	114.2

Cash at end of period	$0.1	$0.1	$0.3

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

154 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

SCHEDULE III

HORACE MANN EDUCATORS CORPORATION
 SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION
($ in millions)

	Deferred policy acquisition costs	Future policy benefits, claims and claim expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written (excluding life)
Segment
Year Ended December 31, 2024
Property & Casualty	$34.4	$420.6	$340.7	$—	$736.5	$46.0	$521.0	$84.6	$115.8	$779.3
Life & Retirement	301.4	6,222.7	—	880.8	154.6	363.6	336.4	24.6	110.0	29.7
Supplemental & Group Benefits	11.4	649.0	3.5	114.9	254.9	38.1	83.5	1.9	124.9	254.6
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	(2.0)	20.0	N/A	43.9	N/A
Total	$347.2	$7,292.3	$344.2	$995.7	$1,146.0	$445.7	$960.9	$111.1	$394.6	$1,063.6

Year Ended December 31, 2023
Property & Casualty	$29.3	$416.9	$297.9	$—	$645.5	$37.9	$557.0	$71.3	$103.3	$684.4
Life & Retirement	297.7	6,418.2	—	816.0	151.8	369.9	325.1	28.0	99.0	29.2
Supplemental & Group Benefits	9.3	695.4	3.0	100.0	259.8	38.9	92.7	1.9	123.2	$195.7
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	(1.9)	N/A	N/A	37.1	N/A
Total	$336.3	$7,530.5	$300.9	$916.0	$1,057.1	$444.8	$974.8	$101.2	$362.6	$909.3

Year Ended December 31, 2022 (recast)
Property & Casualty	$24.6	$388.7	$259.1	$—	$608.2	$31.4	$534.3	$64.3	$102.6	$617.5
Life & Retirement	299.5	6,413.7	4.0	719.8	144.0	338.3	293.6	23.0	108.2	29.5
Supplemental & Group Benefits	6.5	740.2	3.0	89.5	275.5	33.3	92.5	0.9	118.1	$213.2
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	(2.1)	N/A	N/A	27.6	N/A
Total	$330.6	$7,542.6	$266.1	$809.3	$1,027.7	$400.9	$920.4	$88.2	$356.5	$860.2
N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

156 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE IV
HORACE MANN EDUCATORS CORPORATION
 REINSURANCE
 ($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2024
Life insurance in force	$37,107.3	$10,012.3	$—	$27,095.0	—
Premiums
Property & Casualty	$743.9	$20.5	$13.1	$736.5	1.8%
Life & Retirement	161.2	6.6	—	154.6	—
Supplemental & Group Benefits	283.7	43.8	15.0	254.9	5.9%

Total premiums	$1,188.8	$70.9	$28.1	$1,146.0	2.5%

Year Ended December 31, 2023
Life insurance in force	$40,422.9	$9,597.7	$—	$30,825.2	—
Premiums
Property & Casualty	$653.0	$18.1	$10.7	$645.6	1.7%
Life & Retirement	166.5	14.8	—	151.7	—
Supplemental & Group Benefits	278.1	43.4	25.1	259.8	9.7%

Total premiums	$1,097.6	$76.3	$35.8	$1,057.1	3.4%

Year Ended December 31, 2022
Life insurance in force	$38,564.6	$9,330.9	$—	$29,233.7	—
Premiums
Property & Casualty	$614.7	$15.0	$8.5	$608.2	1.4%
Life & Retirement	158.9	14.9	—	144.0	—
Supplemental & Group Benefits	273.1	42.1	44.5	275.5	16.2%

Total premiums	$1,046.7	$72.0	$53.0	$1,027.7	5.2%
Note: Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 157

(a)(3)    The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

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

158 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 159

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

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC's Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

160 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

(19)	HMEC Insider Trading Policy

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

97.1	Horace Mann Educators Corporation Clawback Policy

Horace Mann Educators Corporation	Annual Report on Form 10-K 161

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.1
The following information from Horace Mann Educators Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023 (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; (v) Notes to Consolidated Financial Statements; (vi) Financial Statement Schedules; and (vii) the cover page.

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).
ITEM 16. I Form 10-K Summary
None.

162 Annual Report on Form 10-K	Horace Mann Educators Corporation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Horace Mann Educators Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION

By:	/s/ Marita Zuraitis	President and Chief Executive Officer	February 27, 2025
Marita Zuraitis
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date indicated.

	Signature	Title	Date

By:	/s/ Marita Zuraitis	President, Chief Executive Officer and Director	February 27, 2025
	Marita Zuraitis	(Principal Executive Officer)

By:	/s/ Ryan E. Greenier	Executive Vice President and Chief Financial Officer	February 27, 2025
	Ryan E. Greenier	(Principal Financial Officer)
(Principal Accounting Officer)

By:	/s/ H. Wade Reece	Chairman of the Board of Directors	February 27, 2025
H. Wade Reece

By:	/s/ Thomas A. Bradley	Director	February 27, 2025
Thomas A. Bradley

By:	/s/ Victor P. Fetter	Director	February 27, 2025
Victor P. Fetter

By:	/s/ Perry G. Hines	Director	February 27, 2025
Perry G. Hines

By:	/s/ Mark E. Konen	Director	February 27, 2025
Mark E. Konen

By:	/s/ Beverly J. McClure	Director	February 27, 2025
Beverly J. McClure

By:	/s/ Aaliyah A. Samuel	Director	February 27, 2025
Aaliyah A. Samuel

By:	/s/ Elaine S. Sarsynski	Director	February 27, 2025
Elaine A. Sarsynski

Horace Mann Educators Corporation	Annual Report on Form 10-K 163