Form 10-Q
period 2025-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2025-05-06
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of April 30, 2025, the registrant had 40,779,105 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2025, $5,857.7; 2024, $5,842.5)	$5,457.7	$5,387.9
Equity securities at fair value, (cost $77.8 and $78.8)	64.3	66.5
Limited partnership interests (Carried under Fair Value Option, 2025 $34.9 and 2024, $28.9)	1,125.6	1,121.3
Policy loans	139.5	140.8
Short-term and other investments	220.3	199.9
Total investments	7,007.4	6,916.4
Cash	30.3	38.1
Deferred policy acquisition costs	349.2	347.2
Reinsurance balances receivable	413.0	424.8
Deposit asset on reinsurance	2,421.0	2,434.3
Intangible assets	152.2	155.8
Goodwill	54.3	54.3
Other assets	400.4	408.1
Separate Account variable annuity assets	3,568.3	3,708.8
Total assets	$14,396.1	$14,487.8
Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,635.7	$1,622.8
Policyholders' account balances	5,079.6	5,100.3
Unpaid claims and claim expenses	577.1	569.2
Unearned premiums	336.9	344.2
Total policy liabilities	7,629.3	7,636.5
Other policyholder funds	1,005.8	995.7
Other liabilities	302.7	312.3
Long-term debt	547.2	547.0
Separate Account variable annuity liabilities	3,568.3	3,708.8
Total liabilities	13,053.3	13,200.3
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2025, 67,124,719; 2024, 67,032,164	0.1	0.1
Additional paid-in capital	526.1	525.2
Retained earnings	1,571.7	1,548.2
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(314.5)	(357.4)
Net reserve remeasurements attributable to discount rates	99.1	110.9
Net funded status of benefit plans	(7.0)	(7.0)
Treasury stock, at cost, 2025, 26,170,486 shares; 2024, 26,167,246 shares	(532.7)	(532.5)
Total shareholders’ equity	1,342.8	1,287.5
Total liabilities and shareholders’ equity	$14,396.1	$14,487.8
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	1	First Quarter 2025 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Statements of Operations
Revenues
Net premiums and contract charges earned	$298.3	$275.2
Net investment income	115.9	105.4
Net investment gains (losses)	(3.3)	2.2
Other income	5.5	3.2

Total revenues	416.4	386.0

Benefits, losses and expenses
Benefits, claims and settlement expenses (Reserve remeasurement (gains)/losses $2.1, $0.2)	183.2	176.3
Interest credited	52.8	52.9
Operating expenses	90.8	84.5
DAC amortization expense	29.6	27.0
Intangible asset amortization expense	3.6	3.6
Interest expense	8.9	8.7

Total benefits, losses and expenses	368.9	353.0

Income before income taxes	47.5	33.0
Income tax expense	9.3	6.5

Net income	$38.2	$26.5

Net income per share
Basic	$0.93	$0.64
Diluted	$0.92	$0.64

Weighted average number of shares and equivalent shares
Basic	41.3	41.3
Diluted	41.6	41.5

Statements of Comprehensive Income (Loss)
Net income	$38.2	$26.5
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	42.9	(19.7)
Change in net reserve remeasurements attributable to discount rates	(11.8)	41.4
Change in net funded status of benefit plans	—	—
Other comprehensive income	31.1	21.7
Comprehensive income	$69.3	$48.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	2	First Quarter 2025 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1
Options exercised	—	—
Conversion of common stock units	—	—
Conversion of restricted stock units	—	—
Ending balance	0.1	0.1

Additional paid-in capital
Beginning balance	525.2	510.9
Options exercised and conversion of common and restricted stock units	(1.6)	(0.1)
Share-based compensation expense	2.5	2.3
Ending balance	526.1	513.1

Retained earnings
Beginning balance	1,548.2	1,502.2
Net income	38.2	26.5
Dividends, 2025, $0.35 per share; 2024, $0.34 per share	(14.7)	(14.3)
Ending balance	1,571.7	1,514.4

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(253.5)	(314.0)
Change in net unrealized investment losses on fixed maturity securities	42.9	(19.7)
Change in net reserve remeasurements attributable to discount rates	(11.8)	41.4
Change in net funded status of benefit plans	—	—
Ending balance	(222.4)	(292.3)

Treasury stock, at cost
Beginning balance	(532.5)	(523.9)
Treasury stock acquired - share repurchase authorization	(0.2)	—
Ending balance	(532.7)	(523.9)
Shareholders' equity at end of period	$1,342.8	$1,211.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	3	First Quarter 2025 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows - operating activities
Net income (loss)	$38.2	$26.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment gains (losses)	3.3	(2.2)
Depreciation and intangible asset amortization	7.0	6.6
Share-based compensation expense	2.6	2.5
Loss (gain) from equity method investments, net of dividends or distributions	(0.8)	15.6
Changes in:
Insurance liabilities	31.1	(27.8)
Amounts due under reinsurance agreements	11.9	31.3
Income tax liabilities	5.2	17.6
Other operating assets and liabilities	36.3	10.8
Contributions to defined benefits plan	(0.2)	—
Other, net	6.2	(6.4)
Net cash provided by operating activities	140.8	74.5
Cash flows - investing activities
Fixed maturity securities purchases	(252.0)	(335.6)
Fixed maturity securities sales	77.8	88.0
Fixed maturity securities maturities, paydowns, calls and redemptions	161.3	119.3
Equity securities purchases	(0.4)	(1.1)
Equity securities sales and repayments	—	—
Limited partnership interests purchases	(12.6)	(19.2)
Limited partnership interests sales	9.2	23.1
Change in short-term and other investments, net	(22.2)	65.0
Other-net	3.8	1.0
Net cash used in investing activities	(35.1)	(59.5)
Cash flows - financing activities
Dividends paid to shareholders	(14.3)	(13.9)
Treasury stock acquired	(0.2)	—
Proceeds from exercise of stock options	—	1.1
Withholding tax payments on RSUs tendered	(2.0)	(1.6)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	403.3	185.9
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(162.0)	(149.3)
Repayment of FHLB funding agreements	(287.0)	(50.0)
Life policy accounts deposits, withdrawals, and surrenders	4.8	2.1
Change in deposit asset on reinsurance	(37.4)	(49.3)
Net increase (decrease) in reverse repurchase agreements	(12.0)	50.0
Change in book overdrafts	(6.7)	0.7
Net cash used in financing activities	(113.5)	(24.3)
Net decrease in cash	(7.8)	(9.3)
Cash at beginning of period	38.1	29.7
Cash at end of period	$30.3	$20.4
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	4	First Quarter 2025 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - Basis of Presentation and Significant Accounting Policies
Business
Horace Mann Educators Corporation is a holding company for insurance subsidiaries that market and underwrite personal lines of property and casualty insurance products (primarily personal lines of auto and property insurance), life insurance products, retirement products (primarily tax-qualified fixed and variable annuities), individual supplemental insurance products (primarily cancer, heart, hospital, supplemental disability and accident coverages), and group benefit products (primarily short-term and long-term group disability, and group term life coverages), primarily to K-12 teachers, administrators and other employees of public schools and their families (collectively, HMEC, the Company or Horace Mann).
The Company conducts and manages its business in four reporting segments: (1) Property & Casualty, (2) Life & Retirement, (3) Supplemental & Group Benefits and (4) Corporate & Other.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.
The accompanying Consolidated Financial Statements and Notes thereto are unaudited and reflect all adjustments (generally consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Part II - Item 8, Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

Horace Mann Educators Corporation	5	First Quarter 2025 Form 10-Q

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
NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2025	2024
Fixed maturity securities	$71.6	$70.4
Equity securities	1.0	1.2
Limited partnership interests	16.3	6.2
Short-term and other investments	5.4	4.7
Investment expenses	(2.8)	(2.6)
Net investment income - investment portfolio	91.5	79.9
Investment income - deposit asset on reinsurance	24.4	25.5
Total net investment income	$115.9	$105.4
Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2025	2024
Fixed maturity securities	$0.2	$(1.0)
Equity securities	(1.2)	2.6
Short-term investments and other	(2.3)	0.6
Net investment gains (losses)	$(3.3)	$2.2

The Company, from time to time, sells fixed maturity securities subsequent to the reporting date but prior to the issuance of the financial statements that were in an unrealized loss position but no credit loss was recognized and there was no intent to sell the securities at the reporting date. Such sales are due to issuer-specific events

Horace Mann Educators Corporation	6	First Quarter 2025 Form 10-Q

NOTE 2 - Investments (continued)
occurring subsequent to the reporting date that result in a change in the Company's intent to sell a fixed maturity security. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company's investment strategy.
Net Investment Gains (Losses) by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2025	2024
Credit loss impairments	$—	$(0.9)
Intent-to-sell impairments	—	—
Total impairments	—	(0.9)
Sales and other, net	0.2	(0.1)
Change in fair value - equity securities	(1.2)	2.6
Change in fair value and gains (losses) realized on settlements - derivatives	(2.3)	0.6
Net investment gains (losses)	$(3.3)	$2.2
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended March 31,
	2025	2024
Beginning balance	$0.9	$1.2
Credit losses on fixed maturity securities for which credit losses were not previously reported	—	0.9
Net increase related to credit losses previously reported	—	—
Reduction of credit allowances related to sales	—	—
Write-offs	—	—
Ending balance	$0.9	$2.1

Horace Mann Educators Corporation	7	First Quarter 2025 Form 10-Q

NOTE 2 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$866.8	$6.1	$60.7	$812.2
Other, including U.S. Treasury securities	422.5	0.4	59.6	363.3
Municipal bonds	1,236.1	18.2	98.4	1,155.9
Foreign government bonds	14.1	—	0.8	13.3
Corporate bonds	1,972.2	20.1	212.4	1,779.9
Other asset-backed securities	1,346.0	8.7	21.6	1,333.1
Totals	$5,857.7	$53.5	$453.5	$5,457.7

December 31, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$827.9	$2.7	$74.8	$755.8
Other, including U.S. Treasury securities	426.5	0.1	69.0	357.6
Municipal bonds	1,239.1	17.5	105.8	1,150.8
Foreign government bonds	14.1	—	1.0	13.1
Corporate bonds	1,995.2	17.3	230.1	1,782.4
Other asset-backed securities	1,339.7	10.8	22.3	1,328.2
Totals	$5,842.5	$48.4	$503.0	$5,387.9

Horace Mann Educators Corporation	8	First Quarter 2025 Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of March 31, 2025 and December 31, 2024, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of March 31, 2025 as due to factors other than a credit loss. As of March 31, 2025, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before a recovery of the amortized cost basis. In reaching our conclusion that an allowance for credit is unnecessary, we considered the factors described in the evaluation of credit loss impairments for fixed maturity securities critical accounting estimate in our Annual Report on Form 10-K. In the current three months ended March 31, 2025, the performance of fixed maturity securities has been impacted by the change in interest rates, specifically interest rates being at relatively high levels compared to interest rates at the time of acquisition of the securities. In consideration of the factors, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the following table.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$70.1	$0.7	$427.0	$60.0	$497.1	$60.7
Other	45.4	0.5	282.1	59.1	327.5	59.6
Municipal bonds	206.5	6.0	636.4	92.4	842.9	98.4
Foreign government bonds	1.5	—	11.8	0.8	13.3	0.8
Corporate bonds	198.9	11.8	1,083.2	200.6	1,282.1	212.4
Other asset-backed securities	499.4	2.4	296.9	19.2	796.3	21.6
Total	$1,021.8	$21.4	$2,737.4	$432.1	$3,759.2	$453.5

Number of positions with a gross unrealized loss	769		1,828		2,597
Fair value as a percentage of total fixed maturity securities at fair value	18.7%		50.1%		68.8%

December 31, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$208.3	$3.1	$419.3	$71.7	$627.6	$74.8
Other	77.1	1.5	274.6	67.6	351.7	69.1
Municipal bonds	193.5	3.4	632.0	102.4	825.5	105.8
Foreign government bonds	1.5	—	11.7	0.9	13.2	0.9
Corporate bonds	235.4	10.3	1,075.8	219.8	1,311.2	230.1
Other asset-backed securities	133.3	0.9	338.3	21.4	471.6	22.3
Total	$849.1	$19.2	$2,751.7	$483.8	$3,600.8	$503.0

Number of positions with a gross unrealized loss	665		1,862		2,527
Fair value as a percentage of total fixed maturity securities at fair value	15.8%		51.1%		66.9%

Horace Mann Educators Corporation	9	First Quarter 2025 Form 10-Q

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings were as follows:

	Number of Positions
	March 31, 2025	December 31, 2024
Credit Rating
AAA	154	155
AA	888	899
A	307	320
BBB	362	370
Total investment grade	1,711	1,744
BB	41	40
B	15	18
CCC or lower	6	4
Total below investment grade	62	62
Not rated	55	56
Totals:	1,828	1,862
Fixed maturity securities with an investment grade rating represented 98.1% of the gross unrealized losses as of March 31, 2025. For the same reasons discussed above, we expect to receive cash flow sufficient to recover the entire amortized cost basis of the securities in the previous table.
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

($ in millions)	March 31, 2025
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$238.2	$235.9	4.3%
Due after 1 year through 5 years	1,406.8	1,383.0	25.3%
Due after 5 years through 10 years	1,509.7	1,453.4	26.6%
Due after 10 years through 20 years	1,550.9	1,405.6	25.8%
Due after 20 years	1,152.1	979.8	18.0%
Total	$5,857.7	$5,457.7	100.0%

Average option-adjusted duration, in years	5.5

Horace Mann Educators Corporation	10	First Quarter 2025 Form 10-Q

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended March 31,
	2025	2024
Fixed maturity securities
Proceeds received	$77.8	$88.0
Gross gains realized	1.2	1.3
Gross losses realized	(1.0)	(1.4)

Equity securities
Proceeds received	$—	$—
Gross gains realized	—	—
Gross losses realized	—	—
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Three Months Ended March 31,
	2025	2024
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(357.4)	$(328.3)
Change in net unrealized investment gains (losses) on fixed maturity securities	43.0	(20.5)
Reclassification of net investment losses on fixed maturity securities to net income	(0.1)	0.8
End of period	$(314.5)	$(348.0)
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

($ in millions)
	March 31, 2025	December 31, 2024
Commercial mortgage loan funds	$590.5	$596.0
Real estate equity funds	145.5	144.7
Private equity funds	107.5	102.2
Infrastructure equity funds	88.6	81.7
Infrastructure debt funds	64.7	69.0
Other funds(1)	128.8	127.7
Total	$1,125.6	$1,121.3
(1)Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital and private credit funds.

Horace Mann Educators Corporation	11	First Quarter 2025 Form 10-Q

NOTE 2 - Investments (continued)
Offsetting of Assets and Liabilities
The Company's derivatives are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provides that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached. The Company’s reverse repurchase agreements are also subject to enforceable master netting arrangements but there was no offsetting in their presentation in the Company’s Consolidated Balance Sheets. Information regarding the Company's derivatives is contained in Part II - Item 8, Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2025
Asset derivatives:
Free-standing derivatives	$13.8	$—	$13.8	$—	$14.4	$(0.6)

December 31, 2024
Asset derivatives:
Free-standing derivatives	$18.5	$—	$18.5	$—	$20.4	$(1.9)
Reverse Repurchase Agreements
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $0.0 million as of March 31, 2025 and $12.4 million as of December 31, 2024. The obligation for securities sold under reverse repurchase agreements was a net amount of $0.0 million as of March 31, 2025 and $12.0 million as of December 31, 2024.
Deposits
As of March 31, 2025 and December 31, 2024, fixed maturity securities with a fair value of $26.1 million and $27.1 million were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, as of March 31, 2025 and December 31, 2024, fixed maturity securities with a fair value of $1,089.5 million and $1,072.2 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $999.5 million as of March 31, 2025 and $989.5 million as of December 31, 2024. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.
NOTE 3 - Fair Value of Financial Instruments
The Company is required to disclose estimated fair values for certain financial and nonfinancial assets and liabilities. Fair values for the Company’s insurance contracts other than annuity contracts (which are investment contracts) and equity method limited partnership interests are not required to be disclosed in fair value hierarchy. The estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts.
Information regarding the three-level fair value hierarchy presented below and the valuation methodologies utilized by the Company to estimate fair values at each reporting date is included in Part II - Item 8, Note 3 of the

Horace Mann Educators Corporation	12	First Quarter 2025 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the three months ended March 31, 2025 and 2024, there were no transfers between Level 1 and Level 2. As of March 31, 2025, Level 3 invested assets comprised 9.2% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
March 31, 2025
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$812.2	$812.2	$—	$812.2	$—
Other, including U.S. Treasury securities	363.3	363.3	24.8	338.5	—
Municipal bonds	1,155.9	1,155.9	—	1,079.8	76.1
Foreign government bonds	13.3	13.3	—	13.3	—
Corporate bonds	1,780.0	1,780.0	7.7	1,431.3	340.9
Other asset-backed securities	1,333.0	1,333.0	—	1,265.9	67.1
Total fixed maturity securities	5,457.7	5,457.7	32.5	4,941.0	484.1
Equity securities	64.3	64.3	1.3	59.0	4.0
Limited partnership interests	34.9	34.9	—	—	34.9
Short-term investments	126.0	126.0	126.0	—	—
Other investments	13.8	13.8	—	13.8	—
Totals	$5,696.7	$5,696.7	$159.8	$5,013.8	$523.0
Separate Account variable annuity assets(1)	$3,568.3	$3,568.3	$3,568.3	$—	$—

Financial Liabilities(2)	$76.9	$76.9	$—	$2.6	$74.3

December 31, 2024
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$755.8	$755.8	$—	$755.8	$—
Other, including U.S. Treasury securities	357.6	357.6	24.7	332.9	—
Municipal bonds	1,150.8	1,150.8	—	1,075.9	74.9
Foreign government bonds	13.1	13.1	—	13.1	—
Corporate bonds	1,782.4	1,782.4	7.7	1,423.4	351.3
Other asset-backed securities	1,328.2	1,328.2	—	1,254.5	73.7
Total fixed maturity securities	5,387.9	5,387.9	32.4	4,855.6	499.9
Equity securities	66.5	66.5	1.4	60.9	4.2
Limited partnership interests	28.9	28.9	—	—	28.9
Short-term investments	101.1	101.1	101.1	—	—
Other investments	18.5	18.5	—	18.5	—
Totals	$5,602.9	$5,602.9	$134.9	$4,935.0	$533.0
Separate Account (variable annuity) assets(1)	$3,708.8	$3,708.8	$3,708.8	$—	$—

Financial Liabilities(2)	$79.6	$79.6	$—	$4.1	$75.5
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

Horace Mann Educators Corporation	13	First Quarter 2025 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities & Limited Partnership Interests	Total
Beginning balance, January 1, 2025	$74.9	$351.3	$73.7	$499.9	$33.1	$533.0	$75.5
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	5.8	5.8	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	1.9
Net unrealized gains (losses) included in OCI	1.3	(0.6)	(0.6)	0.1	—	0.1	0.2
Purchases	—	13.4	—	13.4	—	13.4	—
Issuances	—	—	—	—	—	—	1.4
Sales	—	(22.4)	(0.2)	(22.6)	—	(22.6)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(0.8)	(5.8)	(6.7)	—	(6.7)	(4.7)
Ending balance, March 31, 2025	$76.1	$340.9	$67.1	$484.1	$38.9	$523.0	$74.3

Beginning balance, January 1, 2024	$74.0	$342.5	$97.5	$514.0	$4.5	$518.5	$82.4
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	(4.4)	—	(4.4)	—	(4.4)	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	0.1	0.1	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	1.3
Net unrealized gains (losses) included in OCI	(0.7)	(0.6)	2.4	1.1	—	1.1	(0.1)
Purchases	—	14.1	—	14.1	—	14.1	—
Issuances	—	—	—	—	—	—	1.4
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(6.1)	(11.2)	(17.4)	(2.1)	(19.5)	(4.2)
Ending balance, March 31, 2024	$73.2	$345.5	$88.7	$507.4	$2.5	$509.9	$80.8
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
(3)Transfers into and out of Level 3 during the three months ended March 31, 2025 and 2024 were related to changes in the primary pricing source or changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the three months ended March 31, 2025, the Company had net gains of $5.8 million with respect to Level 3 financial assets. For the three months ended March 31, 2024, the Company had net gains of $0.1 million with respect to Level 3 financial assets. For the three months ended March 31, 2025 and 2024, a net investment loss of $1.9 million and $1.3 million, respectively, were included in net income that were attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	14	First Quarter 2025 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Level 3 Assets and Liabilities by Price Source
The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources:

($ in millions)
	Total	Internal	External
March 31, 2025
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$—	$—	$—
Municipal bonds	76.1	—	76.1
Corporate bonds	340.9	190.0	150.9
Other asset-backed securities	67.1	—	67.1
Total fixed maturity securities	484.1	190.0	294.1
Equity securities	4.0	—	4.0
Limited partnership interests	34.9	—	$34.9
Totals	523.0	190.0	333.0

Financial Liabilities(1)	74.3	74.3	—

December 31, 2024
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	—	—	—
Municipal bonds	74.9	—	74.9
Corporate bonds	351.3	199.3	152.0
Other asset-backed securities	73.7	—	73.7
Total fixed maturity securities	499.9	199.3	300.6
Equity securities	4.2	—	4.2
Limited partnership interests	28.9		28.9
Totals	533.0	199.3	333.7

Financial Liabilities(1)	$75.5	$75.5	$—
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

Horace Mann Educators Corporation	15	First Quarter 2025 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized with Level 3.

($ in millions)
	Fair Value as of March 31, 2025	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)	Impact of Increase in Input on Fair Value
Financial Assets
Corporate bonds	$190.0	discounted cash flow	yield	3.9% - 9.0%	decrease
		discounted cash flow	option adjusted spread	283 bps - 809 bps	decrease
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$79.5	discounted cash flow	lapse rate	6.4%	decrease
			mortality multiplier(2)	67.0%	decrease
			option budget	0.9% - 3.8%	increase
			non-performance adjustment(3)	5.0%	decrease
Net MRBs	$(5.2)	discounted cash flow	lapse rate	6.4%	decrease
			mortality multiplier(2)	67.0%	increase
(1)    When a range of unobservable inputs is not readily available, the Company uses a single point best estimate.
(2)    Mortality multiplier is applied to the Annuity 2000 table.
(3)    Determined as a percentage of the risk-free rate.
The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets and financial liabilities classified as Level 3 are subject to the processes as described in Part II - Item 8, Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Generally, valuation techniques for corporate bonds include using discounted cash flow techniques where the unobservable input is the yield. The yield used for the valuation of these fixed maturity securities is less observable than securities classified as Level 2.

Horace Mann Educators Corporation	16	First Quarter 2025 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Financial Instruments Not Carried at Fair Value
The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. These financial assets and financial liabilities are further described in Part II - Item 8, Note 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The following table presents the carrying amount and fair value of the Company’s financial assets and financial liabilities not carried at fair value and the level within the fair value hierarchy at which such financial assets and liabilities are categorized.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
March 31, 2025
Financial Assets
Other investments	$220.2	$223.4	$—	$37.5	$185.9
Deposit asset on reinsurance	2,421.0	2,141.4	—	—	2,141.4
Financial Liabilities
Policyholders' account balances	5,096.5	4,730.2	—	—	4,730.2
Other policyholder funds	1,005.8	1,005.8	—	1,002.9	2.9
Long-term debt	547.2	577.8	—	577.8	—

December 31, 2024
Financial Assets
Other investments	$221.0	$224.3	$—	$37.0	$187.3
Deposit asset on reinsurance	2,434.3	2,121.9	—	—	2,121.9
Financial Liabilities
Policyholders' account balances	5,020.2	4,710.1	—	—	4,710.1
Reverse repurchase agreement	12.0	12.4	—	12.4	—
Other policyholder funds	995.7	995.7	—	992.9	2.8
Long-term debt	547.0	575.1	—	575.1	—

Horace Mann Educators Corporation	17	First Quarter 2025 Form 10-Q

NOTE 4 - Short-Duration Insurance Contracts
Property & casualty Unpaid Claims and Claim Expense Reserves
The following table is a summary reconciliation of the beginning and ending property & casualty unpaid claims and claim expense reserves for the periods indicated. The table presents reserves on both a gross and net (after reinsurance) basis. The total net property & casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss). The end of period gross reserves (before reinsurance balances and reinsurance recoverable balances) are reflected on a gross basis in the Consolidated Balance Sheets. Also included in property & casualty claims expense reserves are legacy commercial line exposures, which are included in the Corporate & Other segment for segment reporting purposes.

($ in millions)	Three Months Ended March 31,
	2025	2024
Property & Casualty
Beginning gross reserves	$420.6	$416.8
Less: reinsurance recoverables	100.8	104.0
Net reserves, beginning of period(1)	319.8	312.8
Incurred claims and claim expenses:
Claims occurring in the current period	123.7	124.7
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(5.3)	—
Total claims and claim expenses incurred	118.4	124.7
Claims and claim expense payments for claims occurring during:
Current period	50.0	44.6
Prior periods	69.8	78.3
Total claims and claim expense payments	119.8	122.9
Net reserves, end of period(1)	318.4	314.6
Plus: reinsurance recoverables	98.3	103.6
Ending gross reserves	$416.7	$418.2
(1)Reserves net of expected reinsurance recoverables.
(2)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

The company recognized $5.3 million of net favorable prior years' reserve development for the three months ended March 31, 2025. There was no prior years' reserve development for Property & Casualty claims for the three months ended March 31, 2024. The net favorable development for the three months ended March 31, 2025 was primarily a result of favorable loss trends in auto and property for accident years 2024 and prior.
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

Horace Mann Educators Corporation	18	First Quarter 2025 Form 10-Q

NOTE 4 - Short-Duration Insurance Contracts (continued)

($ in millions)	Three Months Ended March 31,
	2025	2024
Group Benefits
Beginning gross reserves	$104.9	$116.6
Less: reinsurance recoverables	25.2	27.7
Net reserves, beginning of period(1)	79.7	88.9
Incurred claims and claim expenses:
Claims occurring in the current period	18.3	20.2
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	0.4	(6.1)
Total claims and claim expenses incurred	18.7	14.1
Claims and claim expense payments for claims occurring during:
Current period	3.8	3.9
Prior periods	11.6	12.4
Total claims and claim expense payments	15.4	16.3
Net reserves, end of period(1)	83.1	86.7
Plus: reinsurance recoverables	25.9	27.6
Ending gross reserves	$109.0	$114.3
(1) Reserves net of expected reinsurance recoverables.
(2) Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

Net favorable (unfavorable) prior years' reserve development for Group Benefits was $(0.4) million and $6.1 million for the three months ended March 31, 2025 and 2024, respectively. The unfavorable development for the three months ended March 31, 2025 was primarily the result of unfavorable loss trends in group life and disability for loss years 2024 and prior. The favorable development for the three months ended March 31, 2024 was primarily the result of favorable loss trends in specialty health and group life and disability for loss years 2024 and prior.
Reconciliation of Property & Casualty and Group Benefits Unpaid Claims and Claim Expense Reserves to the Consolidated Balance Sheets

($ in millions)	As of March 31, 2025	As of December 31, 2024
Ending gross reserves
Property & Casualty	$416.7	$420.6
Group Benefits	109.0	104.9
Total short-duration insurance contracts	525.7	525.5
Other than short-duration(1)	51.4	43.7
Total unpaid claims and claims expenses	$577.1	$569.2
(1) This line includes Life & Retirement, Supplemental, and other certain group benefit reserves.
Note 5 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the three ended March 31, 2025 and 2024, the Company updated the net premium ratio when updating for actual historical experience for the quarter; future cash flow assumptions were reviewed but not changed.
The following tables summarize balances and changes in LFPB for traditional and limited-pay contracts.

Horace Mann Educators Corporation	19	First Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the three months ended March 31, 2025 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2025	$229.1	$245.9	$66.6	$34.2	$179.9	$—
January 1, 2025 balance at original discount rate	263.2	271.2	65.4	36.8	214.6	—
Effect of:
Change in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	(0.6)	(2.5)	(1.6)	(0.3)	(1.5)	—
Adjusted balance at January 1, 2025	262.6	268.7	63.8	36.5	213.1	—
Issuances(3)	2.5	5.8	—	0.5	6.1	0.6
Interest accruals(4)	2.0	2.8	0.9	0.4	1.7	—
Net premiums collected(5)	(5.1)	(6.3)	(1.6)	(1.2)	(6.3)	(0.6)
March 31, 2025 balance at original discount rate	262.0	271.0	63.1	36.2	214.6	—
Effect of changes in discount rate assumptions	(31.0)	(21.4)	1.8	(2.2)	(32.0)	—
Balance at March 31, 2025	231.0	249.6	64.9	34.0	182.6	—

Present value of expected future policy benefits:
Balance at January 1, 2025	504.3	377.8	813.2	86.2	383.4	97.3
January 1, 2025 balance at original discount rate	617.4	433.2	782.8	114.3	482.8	107.3
Effect of:
Changes in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	(1.1)	(3.2)	(2.2)	(0.4)	(2.1)	(0.2)
Adjusted balance at January 1, 2025	616.3	430.0	780.6	113.9	480.7	107.1
Issuances	2.4	5.9	—	0.5	6.1	0.6
Interest accruals	5.2	4.3	11.5	1.1	3.5	1.0
Benefit payments(6)	(5.7)	(2.9)	(15.8)	(0.4)	(10.2)	(2.7)
March 31, 2025 balance at original discount rate	618.2	437.3	776.3	115.1	480.1	106.0
Effect of changes in discount rate assumptions	(107.5)	(49.4)	38.5	(27.4)	(94.5)	(8.8)
Balance at March 31, 2025	510.7	387.9	814.8	87.7	385.6	97.2
Net liability for future policy benefits	279.7	138.4	749.9	53.7	203.0	97.2
Less: Reinsurance recoverable	(60.7)	(20.7)	(0.9)	(1.4)	(4.3)	(3.6)
Net liability for future policy benefits, after reinsurance recoverable	219.0	117.7	749.0	52.3	198.7	93.6
Impact of flooring on net liability for future policy benefits	—	0.2	—	—	—	—
Net liability for future policy benefits at March 31, 2025	$219.0	$117.9	$749.0	$52.3	$198.7	$93.6
(1) Experience Life contains both whole life and term elements.
(2) As of March 31, 2025, the net LFPB for Supplemental Health was $72.1 million for cancer, $18.7 million for accident, $21.8 million for disability and $86.1 million for other supplemental health policies.
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

Horace Mann Educators Corporation	20	First Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the year ended December 31, 2024 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2024	$223.2	$240.0	$71.7	$32.2	$182.0	$—
January 1, 2024 balance at original discount rate	247.1	256.6	67.0	33.9	213.4	—
Effect of:
Change in cash flow assumptions	13.8	4.6	1.5	2.2	(5.2)	—
Actual variances from expected experience	3.2	(0.5)	—	—	2.9	—
Adjusted balance at January 1, 2024	264.1	260.7	68.5	36.1	211.1	—
Issuances(3)	12.6	25.2	—	4.0	20.9	2.8
Interest accruals(4)	7.6	10.7	3.7	1.4	6.8	—
Net premiums collected(5)	(21.1)	(25.4)	(6.8)	(4.7)	(24.2)	(2.8)
December 31, 2024 balance at original discount rate	263.2	271.2	65.4	36.8	214.6	—
Effect of changes in discount rate assumptions	(34.1)	(25.3)	1.2	(2.6)	(34.7)	—
Balance at December 31, 2024	229.1	245.9	66.6	34.2	179.9	—

Present value of expected future policy benefits:
Balance at January 1, 2024	522.0	370.1	883.0	89.6	427.6	104.2
January 1, 2024 balance at original discount rate	592.1	405.4	797.5	105.6	517.9	111.4
Effect of:
Changes in cash flow assumptions	13.7	5.6	2.2	2.4	(6.5)	—
Actual variances from expected experience	3.4	(1.0)	0.2	—	2.5	0.2
Adjusted balance at January 1, 2024	609.2	410.0	799.9	108.0	513.9	111.6
Issuances	12.6	25.5	—	4.0	20.9	2.8
Interest accruals	19.8	16.1	46.7	4.2	14.4	4.3
Benefit payments(6)	(24.2)	(18.4)	(63.8)	(1.9)	(66.4)	(11.4)
December 31, 2024 balance at original discount rate	617.4	433.2	782.8	114.3	482.8	107.3
Effect of changes in discount rate assumptions	(113.1)	(55.4)	30.4	(28.1)	(99.4)	(10.0)
Balance at December 31, 2024	504.3	377.8	813.2	86.2	383.4	97.3
Net liability for future policy benefits	275.2	131.8	746.6	52.1	203.5	97.3
Less: Reinsurance recoverable	(60.2)	(19.3)	(0.9)	(1.4)	(4.7)	(3.5)
Net liability for future policy benefits, after reinsurance recoverable	215.0	112.5	745.7	50.7	198.8	93.8
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at December 31, 2024	$215.0	$112.5	$745.7	$50.7	$198.8	$93.8
(1) Experience Life contains both whole life and term elements.
(2) As of December 31, 2024, the net LFPB for Supplemental Health was $72.2 million for cancer, $18.8 million for accident, $21.4 million for disability and $86.4 million for other supplemental health policies.
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

Horace Mann Educators Corporation	21	First Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	March 31, 2025	December 31, 2024
Whole life	$279.7	$275.2
Term life	138.4	131.8
Experience life	749.9	746.6
Limited-pay whole life	53.7	52.1
Supplemental health	203.0	203.5
SPIA (life contingent)	97.2	97.3
Limited-pay whole life DPL	5.5	5.2
SPIA (life contingent) DPL	1.4	1.5
Reconciling items(1)	106.9	109.6
Total	$1,635.7	$1,622.8
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments
	Three Months Ended March 31,
	2025	2024
Whole life	$7.0	$6.9
Term life	11.7	11.2
Experience life	7.4	7.7
Limited-pay whole life	1.8	1.8
Supplemental health	30.9	30.4
SPIA (life contingent)	0.6	1.2
Total	$59.4	$59.2

($ in millions)	Interest expense
	Three Months Ended March 31,
	2025	2024
Whole life	$3.1	$3.0
Term life	1.4	1.3
Experience life	10.6	10.8
Limited-pay whole life	0.8	0.7
Supplemental health	1.8	2.0
SPIA (life contingent)	1.1	1.1
Total	$18.8	$18.9

Horace Mann Educators Corporation	22	First Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of March 31, 2025		As of December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$525.6	$350.7	$524.0	$350.5
Expected future benefits and expenses	1,279.8	618.2	1,272.9	617.4
Term life
Expected future gross premiums	715.4	464.8	712.1	464.2
Expected future benefits and expenses	745.1	437.3	736.2	433.2
Experience Life
Expected future gross premiums	487.5	273.8	497.8	279.3
Expected future benefits and expenses	1,619.8	776.3	1,639.0	782.8
Limited-pay whole life
Expected future gross premiums	72.6	53.9	73.6	54.7
Expected future benefits and expenses	309.0	115.1	307.2	114.3
Supplemental health
Expected future gross premiums	1,589.6	1,158.6	1,595.3	1,165.4
Expected future benefits and expenses	683.7	480.1	684.6	482.8
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	148.8	106.0	150.7	107.3
For the three months ended March 31, 2025 and for the year ended December 31, 2024, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both periods.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	March 31, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	1.0%	0.1% - 0.1%	2.3%	0.4%	41.9%	N.M.
Expected experience	0.8%	0.1% - 0.5%	1.9%	0.3%	26.8%	N.M.
Lapses
Actual experience	3.1%	2.6% - 3.8%	3.3%	3.8%	13.9%	N.M.
Expected experience	3.7%	5.0% - 5.1%	3.0%	4.0%	14.0%	N.M.

	March 31, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.7%	0.1% - 0.2%	2.1%	—%	39.9%	N.M.
Expected experience	0.7%	0.1% - 0.4%	1.7%	0.3%	26.3%	N.M.
Lapses
Actual experience	3.4%	3.6% - 22.0%	3.4%	3.6%	12.0%	N.M.
Expected experience	4.3%	5.1% - 6.9%	3.0%	4.6%	13.8%	N.M.

Horace Mann Educators Corporation	23	First Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the weighted-average durations of LFPB, in years:

	As of March 31,
	2025	2024
Whole life	19.5	17.9
Term life	15.8	16.6
Experience life	10.0	10.3
Limited-pay whole life	24.5	21.9
Supplemental health	11.4	10.8
SPIA (life contingent)	7.5	7.6
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of March 31,
	2025	2024
Whole life
Interest accretion rate	1.7% - 4.8%	1.7% - 4.9%
Current discount rate	4.9% - 5.7%	4.6% - 5.4%
Term life
Interest accretion rate	4.1% - 4.2%	4.2% - 4.2%
Current discount rate	5.4% - 5.4%	5.2% - 5.3%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.5%	5.3%
Limited-pay whole life
Interest accretion rate	4.0%	4.0%
Current discount rate	5.8%	5.4%
Supplemental health
Interest accretion rate	1.7% - 2.8%	1.7% - 2.7%
Current discount rate	5.5% - 5.7%	5.3% - 5.4%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.1%
Current discount rate	5.3% - 5.3%	5.2% - 5.2%

Horace Mann Educators Corporation	24	First Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Three Months Ended March 31, 2025
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2025	$72.9	$58.0	$4,508.4	$409.5	$28.6
Premiums received(1)	$6.0	$(0.2)	$43.4	$4.2	$0.6
Surrenders and withdrawals(2)	(0.4)	(0.8)	(89.2)	(13.2)	(0.2)
Benefit payments(3)	—	(0.3)	(21.8)	(1.7)	(1.2)
Net transfers from (to) separate account	(0.1)	—	12.0	(0.2)	—
Interest credited(4)	1.0	0.7	42.7	3.4	0.3
Other	(1.2)	—	0.4	(2.3)	0.2
Balance at March 31, 2025	$78.2	$57.4	$4,495.9	$399.7	$28.3
Weighted-average crediting rate	5.3%	4.9%	3.9%	3.5%	4.2%
Net amount at risk(5)	$—	$—	$31.8	$—	$—
Cash surrender value	$59.3	$56.8	$4,447.4	$393.1	$28.0

($ in millions)	Three Months Ended March 31, 2024
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2024	$57.8	$61.2	$4,556.0	$449.0	$32.6
Premiums received(1)	$3.9	$(0.1)	$49.0	$3.6	$0.8
Surrenders and withdrawals(2)	(0.5)	(1.3)	(112.2)	(13.3)	(0.6)
Benefit payments(3)	—	(0.5)	(20.6)	(0.8)	(1.4)
Net transfers from (to) separate account	(0.1)	—	1.9	(0.8)	—
Interest credited(4)	0.8	0.7	41.7	2.7	0.2
Other	(0.9)	0.1	4.1	(3.0)	—
Balance at March 31, 2024	$61.0	$60.1	$4,519.9	$437.4	$31.6
Weighted-average crediting rate	5.6%	4.9%	3.7%	2.5%	3.1%
Net amount at risk(5)	$—	$—	$32.0	$—	$—
Cash surrender value	$43.3	$59.5	$4,468.2	$428.4	$31.4
(1) Premiums received represents premiums collected from policyholder during the period of in force business.
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	25	First Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balances Sheets:

($ in millions)	March 31, 2025	December 31, 2024
Indexed universal life	$78.2	$72.9
Experience Life	57.4	58.0
Fixed account annuities	4,495.9	4,508.4
Fixed indexed account annuities	399.7	409.5
SPIA (non-life contingent)	28.3	28.6
Reconciling items(1)	20.1	22.9
Total	$5,079.6	$5,100.3
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	March 31, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$11.2	$24.6	$375.2	$367.4	$778.4
Equal to 2% but less than 3%	82.5	129.9	117.9	146.6	476.9
Equal to 3% but less than 4%	571.6	11.7	13.7	52.0	649.0
Equal to 4% but less than 5%	2,584.0	—	—	—	2,584.0
5% or higher	81.0	—	—	—	81.0
Total	$3,330.3	$166.2	$506.8	$566.0	$4,569.3

($ in millions)	December 31, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$15.9	$77.3	$400.4	$304.0	$797.6
Equal to 2% but less than 3%	94.5	122.2	97.9	134.8	449.4
Equal to 3% but less than 4%	545.6	43.3	13.3	51.2	653.4
Equal to 4% but less than 5%	2,600.0	—	—	—	2,600.0
5% or higher	81.8	—	—	—	81.8
Total	$3,337.8	$242.8	$511.6	$490.0	$4,582.2
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

Horace Mann Educators Corporation	26	First Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
administration and other services are included in the life premiums and contract charges line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	March 31, 2025	December 31, 2024
Balance, beginning of year	$3,708.8	$3,294.1
Deposits	70.4	266.2
Withdrawals	(76.4)	(290.3)
Net transfers	(11.7)	(21.1)
Fees and charges	(13.6)	(53.3)
Market appreciation (depreciation)	(109.2)	513.2
Other	—	—
Balance, end of period	$3,568.3	$3,708.8
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.

Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the three months ended March 31, 2025 and 2024, respectively:

($ in millions)	Three Months Ended March 31,
	2025	2024

Balance, beginning of period	$(6.8)	$(3.9)
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	(7.4)	(4.5)
Changes in market risk benefits(1)	1.4	(2.3)
Balance, end of period(2)	$(6.0)	$(6.8)
Effect of changes in the instrument-specific credit risk	0.8	0.5
Balance, end of period	$(5.2)	$(6.3)
Net amount at risk(3)	$19.4	$16.6
Weighted-average attained age of contract holders	63	62
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

($ in millions)	As of March 31, 2025			As of December 31, 2024
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(7.7)	$2.5	$(5.2)	$(8.8)	$2.0	$(6.8)

Horace Mann Educators Corporation	27	First Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Deferred Acquisition Costs

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Three Months Ended March 31, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$23.8	$34.2	$5.5	$8.0	$19.2	$10.6	$211.4
Capitalizations	0.6	1.2	—	0.1	0.8	1.0	3.6
Amortization expense	(0.3)	(0.9)	(0.1)	(0.1)	(0.2)	(0.3)	(4.0)
Experience adjustment	—	—	—	—	—	(0.1)	(0.6)
Balance, end of period	$24.1	$34.5	$5.4	$8.0	$19.8	$11.2	$210.4

($ in millions)	Three Months Ended March 31, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$22.3	$32.6	$5.7	$7.4	$16.8	$8.2	$214.0
Capitalizations	0.7	1.2	0.1	0.2	0.7	0.8	3.9
Amortization expense	(0.3)	(0.9)	(0.1)	(0.1)	(0.3)	(0.2)	(3.7)
Experience adjustment	(0.1)	—	—	—	(0.1)	(0.1)	(1.3)
Balance, end of period	$22.6	$32.9	$5.7	$7.5	$17.1	$8.7	$212.9

The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	March 31, 2025	December 31, 2024
Whole life	$24.1	$23.8
Term life	34.5	34.2
Experience life	5.4	5.5
Limited pay whole life	8.0	8.0
Indexed universal life	19.8	19.2
Supplemental health	11.2	10.6
Total annuities	210.4	211.4
Reconciling item(1)	35.8	34.5
Total	$349.2	$347.2
(1) Reconciling item relates to DAC associated with the Property & Casualty reporting segment.
The assumptions used to amortize DAC were consistent with the assumptions used to estimate LFPB for traditional and limited-payment contracts. The underlying assumptions for DAC and LFPB were updated at the same time.
In the first quarter of 2025 and 2024, the Company conducted a review of all significant assumptions and did not make any changes to future assumptions because actual experience for mortality and lapses was materially consistent with underlying assumptions.

Horace Mann Educators Corporation	28	First Quarter 2025 Form 10-Q

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

($ in millions)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended March 31, 2025(1)
Net premiums written and contract deposits(2)	$402.4	$15.1	$5.9	$393.2
Net premiums and contract charges earned	306.7	14.4	6.0	298.3
Benefits, claims and settlement expenses	189.6	11.0	4.6	183.2

Three months ended March 31, 2024
Net premiums written and contract deposits(2)	$386.4	$18.1	$7.3	$375.6
Net premiums and contract charges earned	288.0	19.8	7.0	275.2
Benefits, claims and settlement expenses	186.9	14.6	4.0	176.3
(1)    Direct amount is net of the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.

Horace Mann Educators Corporation	29	First Quarter 2025 Form 10-Q

Note 7 - Segment Information
The Company conducts and manages its business through four reporting segments. The three reporting segments representing the major lines of business are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). The Company does not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those reporting segments, but classifies those items in the fourth reporting segment, Corporate & Other. Corporate & Other includes corporate debt service, net investment gains (losses) and certain public company expenses, as well as corporate debt retirement costs, when applicable. In addition to these transactions, Corporate & Other also includes legacy commercial claims.
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
Disaggregated financial information for these segments, as regularly provided to the CODM, is as follows:

March 31, 2025	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$192.7	$38.5	$67.1	$—	$298.3
Net investment income	11.7	89.1	9.4	5.7	115.9
Other segment income	1.3	4.8	(1.1)	0.5	5.5
Total segment revenues	$205.7	$132.4	$75.4	$6.2	$419.7

Benefits and claims expenses (excluding catastrophe losses)	$85.6	$36.6	$26.9	$—	$149.1
Catastrophe losses	16.4	—	—	—	16.4
Loss adjustment expenses	16.3	—	—	—	16.3
Interest credited	—	51.6	1.2	—	52.8
Operating & admin expenses	33.4	23.9	17.3	2.3	76.9
Commissions expense	16.9	9.7	11.3	—	37.9
Taxes, licenses and fees	4.9	0.9	1.4	0.2	7.4
Deferred policy acquisition costs	(24.3)	(6.1)	(1.0)	—	(31.4)
Deferred policy acquisition cost amortization	23.1	6.0	0.5	—	29.6
Interest expense	—	—	—	8.9	8.9
Total segment expenses	$172.3	$122.7	$57.6	$11.4	$364.0

Pretax profit (loss)	$33.4	$9.7	$17.8	$(5.2)	$55.7
Income tax expense	6.6	1.8	3.8	(1.2)	11.0
Segment profit (loss) (Core earnings)	26.8	7.9	14.0	(4.0)	44.7
Net investment losses (after-tax)	—	—	—	(2.6)	(2.6)
Change in MRB (after-tax)	—	(1.1)	—	—	(1.1)
Intangible asset amortization (after-tax)	—	—	(2.8)	—	(2.8)
Net income	$26.8	$6.8	$11.2	$(6.6)	$38.2
*-Corporate & Other is net of intersegment eliminations.

Horace Mann Educators Corporation	30	First Quarter 2025 Form 10-Q

NOTE 7 - Segment Information (continued)

March 31, 2024	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$173.2	$37.8	$64.2	$—	$275.2
Net investment income	12.3	85.8	7.8	(0.5)	105.4
Other segment income	0.7	4.8	(3.0)	0.7	3.2
Total segment revenues	$186.2	$128.4	$69.0	$0.2	$383.8

Benefits and claims expenses (excluding catastrophe losses)	$91.1	$32.2	$21.8	$—	$145.1
Catastrophe losses	16.2	—	—	—	16.2
Loss adjustment expenses	17.4	—	—	—	17.4
Interest credited	—	51.8	1.1	—	52.9
Operating & admin expenses	30.3	21.9	18.0	2.0	72.2
Commissions expense	13.9	9.5	9.4	—	32.8
Taxes, licenses and fees	4.7	1.0	1.5	0.2	7.4
Deferred policy acquisition costs	(20.3)	(6.7)	(0.9)	—	(27.9)
Deferred policy acquisition cost amortization	19.8	6.6	0.6	—	27.0
Interest expense	—	—	—	8.7	8.7
Total segment expenses	$173.1	$116.3	$51.5	$10.9	$351.8

Pretax profit (loss)	$13.1	$12.1	$17.5	$(10.7)	$32.0
Income tax expense	2.5	2.2	3.7	(2.2)	6.2
Segment profit (loss) (Core earnings)	10.6	9.9	13.8	(8.5)	25.8
Net investment losses (after-tax)	—	—	—	1.7	1.7
Change in MRB (after-tax)	—	1.8	—	—	1.8
Intangible asset amortization (after-tax)	—	—	(2.8)	—	(2.8)
Net income	$10.6	$11.7	$11.0	$(6.8)	$26.5
*-Corporate & Other is net of intersegment eliminations.

($ in millions)	March 31, 2025	December 31, 2024
Assets
Property & Casualty	$1,302.5	$1,272.3
Life & Retirement	11,585.1	11,670.7
Supplemental & Group Benefits	1,362.3	1,377.6
Corporate & Other	198.6	191.0
Intersegment eliminations	(52.4)	(23.8)
Total	$14,396.1	$14,487.8

Horace Mann Educators Corporation	31	First Quarter 2025 Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities(1)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, January 1, 2025	$(357.4)	$110.9	$(7.0)	$(253.5)
Other comprehensive income (loss) before reclassifications	43.0	(11.8)	—	31.2
Amounts reclassified from AOCI(2)	(0.1)	—	—	(0.1)
Net current period other comprehensive income (loss)	42.9	(11.8)	—	31.1
Ending balance, March 31, 2025	$(314.5)	$99.1	$(7.0)	$(222.4)

Beginning balance, January 1, 2024	$(328.3)	$21.9	$(7.6)	$(314.0)
Other comprehensive income (loss) before reclassifications	(20.5)	41.4	—	20.9
Amounts reclassified from AOCI(2)	0.8	—	—	0.8
Net current period other comprehensive income (loss)	(19.7)	41.4	—	21.7
Ending balance, March 31, 2024	$(348.0)	$63.3	$(7.6)	$(292.3)
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $0.2 million and $(1.0) million, are included in Net investment gains (losses) and the related income tax benefits, $0.1 million and $(0.2) million, are included in income tax expense in the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income (loss) in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	32	First Quarter 2025 Form 10-Q

NOTE 9 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	March 31, 2025	December 31, 2024
Cash	$29.0	$33.1
Restricted cash	1.3	5.0
Total cash and restricted cash reported in the Consolidated Balance Sheets	$30.3	$38.1

($ in millions)	Three Months Ended March 31,
	2025	2024
Cash paid for:
Interest	$8.6	$11.0
Income taxes	0.9	—
Non-cash activities were not material for the three months ended March 31, 2025 and 2024, respectively.
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
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $442.0 million and $449.9 million as of March 31, 2025 and December 31, 2024, respectively.

Horace Mann Educators Corporation	33	First Quarter 2025 Form 10-Q

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
Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's First Quarter 2025 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".
Statements made in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation (referred to in this Quarterly Report on Form 10-Q as "we", "our", "us", the "Company", "Horace Mann" or "HMEC") is an insurance holding company. We are not under any obligation to (and expressly disclaim any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that our actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in our business. Also, see Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding risks and uncertainties.
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

Horace Mann Educators Corporation	34	First Quarter 2025 Form 10-Q

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
Consolidated Financial Highlights
(All comparisons vs. same periods in 2024, unless noted otherwise)

($ in millions)	Three Months Ended March 31,		2025-2024
	2025	2024	% Change
Total revenues	$416.4	$386.0	7.9%
Net income	38.2	26.5	44.2%
Net Investment gains (losses), after tax	(2.6)	1.7	-252.9%
Per diluted share:
Net income	0.92	0.64	43.8%
Net investment gains (losses), after tax	(0.06)	0.04	-250.0%
Book value per share	$32.79	$29.57	10.9%
Net income return on equity - last twelve months	9.0%	5.7%	3.3	pts
Net income return on equity - annualized	11.6%	8.9%	2.7	pts

For the three months ended March 31, 2025, net income increased $11.7 million primarily due to improved Property & Casualty segment results reflecting the effect of rate and non-rate underwriting actions as well as the impact of favorable prior years' reserve development and higher net investment income partially offset by higher mortality in Life & Retirement and net investment losses in Corporate & Other.

Horace Mann Educators Corporation	35	First Quarter 2025 Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2024, unless noted otherwise)

($ in millions)	Three Months Ended March 31,		2025-2024
	2025	2024	% Change
Net premiums and contract charges earned	$298.3	$275.2	8.4%
Net investment income	115.9	105.4	10.0%
Net investment gains (losses)	(3.3)	2.2	N.M.
Other income	5.5	3.2	71.9%
Total revenues	416.4	386.0	7.9%

Benefits, claims and settlement expenses	183.2	176.3	3.9%
Interest credited	52.8	52.9	-0.2%
Operating expenses	90.8	84.5	7.5%
DAC amortization expense	29.6	27.0	9.6%
Intangible asset amortization expense	3.6	3.6	—%
Interest expense	8.9	8.7	2.3%
Total benefits, losses and expenses	368.9	353.0	4.5%

Income before income taxes	47.5	33.0	43.9%
Income tax expense	9.3	6.5	43.1%
Net income	$38.2	$26.5	44.2%
Net Premiums and Contract Charges Earned
For the three months ended March 31, 2025, net premiums and contract charges earned increased $23.1 million, as the Property & Casualty segment continues to implement rate and inflation adjustments to coverage values.
Net Investment Income
For the three months ended March 31, 2025, total net investment income increased $10.5 million. The increase for the quarter is primarily due to strong returns from our fixed income portfolio and higher limited partnership returns. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended March 31,
	2025	2024
Investment yield, excluding limited partnership interests, pretax - annualized*	4.6%	4.5%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.7%	3.6%

The higher investment yields, excluding limited partnership interests, for the three months ended March 31, 2025 reflected stronger income from the fixed income portfolios.
During the three months ended March 31, 2025, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We continue to fund at levels that allow us to maintain our targeted allocation to commercial mortgage loan funds and limited partnership interests while maintaining balance between principal protection and risk.

Horace Mann Educators Corporation	36	First Quarter 2025 Form 10-Q

Net Investment Gains (Losses)
For the three months ended March 31, 2025, total net investment losses increased by $5.5 million. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended March 31,
	2025	2024
Credit loss and intent-to-sell impairments	$—	$(0.9)
Sales and other, net	0.2	(0.1)
Change in fair value - equity securities	(1.2)	2.6
Change in fair value and gains (losses) realized on settlements - derivatives	(2.3)	0.6
Net investment gains (losses)	$(3.3)	$2.2

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three months ended March 31, 2025, other income increased $2.3 million, primarily due to lower offsets compared to the prior year from an indemnification agreement associated with the group benefits business line and the impact of strong financial markets on asset based fees.
Benefits, Claims and Settlement Expenses
Benefits, claims and settlement expenses increased $6.9 million for the three months ended March 31, 2025 as higher life mortality and unfavorable market risk benefit adjustment in the Life & Retirement segment and higher benefits for long term disability in Group were partially offset by favorable property & casualty prior years' reserve development.
Interest Credited
For the three months ended March 31, 2025, interest credited decreased $0.1 million.
Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 3.3% and 3.0% as of March 31, 2025 and March 31, 2024, respectively.
Operating Expenses
For the three months ended March 31, 2025, operating expenses increased 7.5%, reflecting inflation and investments being made in growth initiatives and infrastructure.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For the three months ended March 31, 2025, DAC amortization expense increased $2.6 million, primarily due to premium increases in the Property & Casualty segment driving higher DAC asset levels.
Intangible Asset Amortization Expense
For the three months ended March 31, 2025, intangible asset amortization expense was flat.
Interest Expense
For the three months ended March 31, 2025, interest expense increased $0.2 million.
Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 19.6% and 19.7% for the three months ended March 31, 2025 and 2024, respectively. Income from investments in tax-advantaged securities decreased the effective income tax rates by 2.3 and 2.5 percentage points for the three months ended March 31, 2025 and 2024, respectively.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted

Horace Mann Educators Corporation	37	First Quarter 2025 Form 10-Q

appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
As of March 31, 2025, our federal income tax returns for years prior to 2021 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2025
The following discussion provides outlook information for our results of operations and capital position.
Consolidated Results
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2025 full year core earnings* will be within a range of $3.85 to $4.15 per diluted share, generating a core return on equity* of 10%+. These results anticipate the following:
•Property & Casualty segment target profitability of Auto in the mid-90s Combined Ratio and Property at a 90 or below Combined ratio with ~$90 million of catastrophe losses, in line with five-year historical averages
•Life & Retirement segment long-term target net interest spread between 220 and 230 bps and mortality in line with actuarial assumptions
•Supplemental & Group Benefits segment target blended benefit ratio of 39%
•Net investment income between $470 million and $480 million pre-tax, or $370-$380 million excluding the accreted investment income on the deposit asset on reinsurance in the Life & Retirement segment
•Approximately $35 million to $40 million in corporate Interest expense and other items included in results for the Corporate & Other segment
As described in Application of Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see forward-looking information in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 concerning other important factors that could impact actual results. Our projections due not include a forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates in that Form 10-K within which we identified the

Horace Mann Educators Corporation	38	First Quarter 2025 Form 10-Q

following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for fixed maturity securities
•Valuation of future policy benefit reserves
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
Compared to December 31, 2024, as of March 31, 2025, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.
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
Property & Casualty
The Property & Casualty segment primarily markets private passenger auto insurance and residential home insurance. Horace Mann offers standard auto coverages, including liability, collision and comprehensive. Property coverage includes both homeowners and renters policies. For both auto and property coverage, Horace Mann offers educators a discounted rate and the Educator Advantage® package of features. The Property & Casualty segment represented 49% of total revenues in 2024.
(All comparisons vs. same periods in 2024, unless noted otherwise)
For the three months ended March 31, 2025, net income reflected the following factors:
Three months ended:
•Increases in average written premium per policy
•Significantly lower underlying loss ratio*
•Favorable prior years' reserve development in auto and property
•Lower net investment income driven by limited partnership portfolio partially offset by higher fixed income

Horace Mann Educators Corporation	39	First Quarter 2025 Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2025-2024
	2025	2024	% Change
Underwriting Results
Net premiums written*	$185.3	$172.1	7.7%
Net premiums earned	192.7	173.2	11.3%
Losses and loss adjustment expenses
Current accident year before catastrophe losses	107.2	108.5	-1.2%
Current accident year catastrophe losses	16.4	16.2	1.2%
Prior years' reserve development(1)	(5.3)	—	N.M.
Total losses and loss adjustment expenses	118.3	124.7	-5.1%
Operating expenses, including DAC amortization expense	54.0	48.4	11.6%
Underwriting gain (loss)	20.4	0.1	N.M.
Net investment income	11.7	12.3	-4.9%
Other income	1.3	0.7	85.7%
Income (loss) before income taxes	33.4	13.1	155.0%
Income tax expense (benefit)	6.6	2.5	164.0%
Net income (loss)	26.8	10.6	152.8%
Core earnings (loss)*	26.8	10.6	152.8%

Operating Statistics:
Auto
Net premiums written*	$121.6	$116.6	4.3%
Loss and loss adjustment expense ratio	66.6%	73.1%	-6.5	pts
Expense ratio	28.4%	27.7%	0.7	pts
Combined ratio:	95.0%	100.8%	-5.8	pts
Prior years' reserve development(1)	-1.9%	—%	-1.9	pts
Catastrophe losses	1.5%	1.5%	—	pts
Underlying combined ratio*	95.4%	99.3%	-3.9	pts
Property (excludes other liability)
Net premiums written*	$63.7	$55.6	14.6%
Loss and loss adjustment expense ratio	52.1%	69.1%	-17.0	pts
Expense ratio	27.8%	28.6%	-0.8	pts
Combined ratio:	79.9%	97.7%	-17.8	pts
Prior years' reserve development(1)	-4.2%	—%	-4.2	pts
Catastrophe losses	20.6%	24.1%	-3.5	pts
Underlying combined ratio*	63.5%	73.6%	-10.1	pts

Household retention-LTM
Auto	84.2%	87.1%	-2.9	pts
Property	89.4%	90.2%	-0.8	pts
(1)    (Favorable) unfavorable.

Horace Mann Educators Corporation	40	First Quarter 2025 Form 10-Q

The Property & Casualty segment net income of $26.8 million and combined ratio of 89.4% for the first quarter reflected the positive effect of rate and non-rate actions as well as positive prior years' reserve development. Net investment income for the three months of 2024 was $0.6 million lower driven by limited partnership portfolio returns.
The current quarter reflects an increase in net premiums written* of 7.7%, with average written premiums* rising for both property and auto. Sales* were strong for the quarter, up 9.1% from the prior year, and household retention remains stable.
The first-quarter loss ratio decreased 10.6 points from last year reflecting higher average premiums and lower frequency in Property. In addition, $5.3 million of net favorable prior years' reserve development reduced the loss ratio 2.8 points. Catastrophe losses for the quarter were $16.4 million, pretax, contributing 8.5 points to the combined ratio. In total, there were 18 events designated as catastrophes by Property Claims Services (PCS) in this year’s first quarter. In the first quarter of 2024, catastrophe losses were $16.2 million, pretax, contributing 9.3 points to the combined ratio, from 19 PCS events.
The year-over-year increase in average written premiums* for auto policies remained elevated in the first quarter at 10.1%, with retention declining slightly despite substantial rate increases. The first-quarter auto underlying loss ratio* was 67.0%, improving 4.6 points from the prior year quarter, reflecting the benefit of higher average earned premium. The first quarter reported loss ratio benefited 1.9 points from favorable prior years' reserve development.
The year-over-year increase in average written premiums* for property policies was 16.3% in the first quarter, as rate increases and inflation adjustments to coverage values continue to take effect and retention remains strong. The first-quarter property underlying loss ratio* was 35.7%, a 9.3 point decrease from prior year reflecting the increase in average written premium* and lower frequency.
We continue to evaluate and implement actions to further mitigate our exposure and respond to rising weather trends. We are addressing the increased loss costs associated with the increased frequency of weather events in three ways: additional filed rate, product changes and enhanced modeling tools.

Horace Mann Educators Corporation	41	First Quarter 2025 Form 10-Q

Life & Retirement
The Life & Retirement segment markets 403(b) tax-qualified fixed, fixed indexed and variable annuities; the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans; and other retirement products to educators as well as traditional term and whole life insurance products. Horace Mann is one of the largest participants in the K-12 educator portion of the 403(b) tax-qualified annuity market, measured by 403(b) net premiums written on a statutory accounting basis. The Life & Retirement segment represented 32% of total revenues in 2024.
(All comparisons vs. same periods in 2024, unless noted otherwise)
For the three months ended March 31, 2025, net income reflected the following factors:
•Benefits expense in Retirement increased due to unfavorable market risk benefit adjustment in the current year and favorable adjustment in the prior year
•Life mortality costs higher than prior year
•Annualized quarterly net interest spread on fixed annuities up 46 basis points

Horace Mann Educators Corporation	42	First Quarter 2025 Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended March 31,			2025-2024
	2025	2024		% Change
Life & Retirement
Net premiums written and contract deposits*	$140.3	$131.6		6.6%
Revenues
Net premiums and contract charges earned	38.5	37.8		1.9%
Net investment income	89.1	85.8		3.8%
Other income	4.8	4.8		—%
Total revenues	132.4	128.4		3.1%
Benefits and Expenses
Benefits and change in reserves	38.0	29.9		27.1%
Interest credited	51.6	51.8		-0.4%
Operating expenses	28.4	25.7		10.5%
DAC amortization expense	6.0	6.6		-9.1%
Intangible asset amortization expense	0.1	—		N.M.
Total benefits and expenses	124.1	114.0		8.9%
Income before income taxes	8.3	14.4		-42.4%
Income tax expense	1.5	2.7		-44.4%
Net income	6.8	11.7		-41.9%
Core earnings*	7.9	9.9		-20.2%

Life policies in force (in thousands)	161	161		—%
Life insurance in force	$21,129	$20,620		2.5%
Life persistency - LTM	96.1%	95.9%	0.2	pts

Annuity contracts in force (in thousands)	217	221		-1.8%
Horace Mann Retirement Advantage® contracts in force (in thousands)	22	20		10.0%
Cash value persistency - LTM	91.6%	91.2%	0.4	pts

Life & Retirement segment net income for the three months ended March 31, 2025, of $6.8 million was down 41.9% primarily due to unfavorable benefits. Benefits and change in reserves reflected a $3.7 million higher market risk benefit adjustment compared to the prior year and higher mortality. The net spread increase reflects improvement from our FHLB funding agreements compared with 2024, lower FHLB borrowing costs and increased advances drove the favorable comparison.
For the Retirement business, net annuity contract deposits were up 6.0% for the quarter at $110.8 million, on the strength of our core 403(b) products. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, which provide encouraging cross-sell opportunities. Average persistency rose from the prior period to 91.6%.
Horace Mann currently has $5.4 billion in annuity assets under management, including $2.2 billion of fixed annuities, $2.9 billion of variable annuities and $0.4 billion of fixed indexed annuities. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, were down due to the effect of equity market performance on assets under management.
Life annualized sales* were $2.4 million, up 4.3% for the quarter and persistency remains strong. Life insurance in force rose to $21.1 billion at quarter-end.
We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $506.7 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.

Horace Mann Educators Corporation	43	First Quarter 2025 Form 10-Q

As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $2.4 million in year one and $4.7 million in year two, reducing the annualized net interest spread on fixed annuities by approximately 9 basis points and 17 basis points in the respective periods, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to guaranteed minimum crediting rates.
Supplemental & Group Benefits
The Supplemental & Group Benefits segment markets group solutions for districts and other public employers, as well as individual supplemental products typically distributed through the employer channel. The Supplemental & Group Benefits segment provides group term life, disability and specialty health insurance, along with supplemental products including cancer, heart, hospital, supplemental disability and accident coverages. The Supplemental & Group Benefits segment represented 18% of total revenues in 2024.

(All comparisons vs. same periods in 2024, unless noted otherwise)
For the three months ended March 31, 2025, net income reflected the following factors:
•Higher net investment income related to higher limited partnership returns
•Higher benefits ratio for group benefits
•Improved other income related to group benefits indemnification agreement

Horace Mann Educators Corporation	44	First Quarter 2025 Form 10-Q

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended March 31,		2025-2024
	2025	2024	% Change
Supplemental & Group Benefits
Revenues
Net premiums and contract charges earned	$67.1	$64.2	4.5%
Net investment income	9.4	7.8	20.5%
Other income	(1.1)	(3.0)	63.3%
Total revenues	75.4	69.0	9.3%
Benefits and Expenses
Benefits, settlement expenses and change in reserves	28.1	22.8	23.2%
Operating expenses (including DAC amortization expense)	29.5	28.6	3.1%
Intangible asset amortization expense	3.5	3.6	-2.8%
Total benefits and expenses	61.1	55.0	11.1%
Income before income taxes	14.3	14.0	2.1%
Income tax expense	3.1	3.0	3.3%
Net income	11.2	11.0	1.8%
Core earnings*	14.0	13.8	1.4%

Benefits ratio	41.8%	35.6%	6.2	pts
Operating expense ratio	39.1%	41.5%	-2.4	pts
Pretax profit margin	23.7%	20.2%	3.5	pts

Individual supplemental products benefits ratio	28.4%	31.1%	-2.7	pts
Individual supplemental premium persistency (rolling beginning 12 months)	90.0%	91.5%	-1.5	pts
Group benefits products benefits ratio	53.3%	39.6%	13.7	pts
Group benefits covered lives (in thousands)	839	836	0.4%

Supplemental & Group Benefits segment net income for the three months ended March 31, 2025, of $11.2 million was up $0.2 million. The individual supplemental benefits ratio decreased 2.7 point due to lower utilization. The group benefits benefit ratio increased 13.7 points from a favorable 2024 due to higher claims in the long term disability line.
Total sales* for the three months ended March 31, 2025 were $8.4 million with individual supplemental product sales of $11.5 million and group benefits products of $7.9 million. Individual supplemental sales increased 60.6% due to strong customer demand and group benefits sales decreased 6.1%. Group benefits sales may vary significantly between comparable periods due to differences in average case size and specific timing of new cases can result in quarter over quarter variances. Persistency remains strong for the segment.

Horace Mann Educators Corporation	45	First Quarter 2025 Form 10-Q

Corporate & Other
(All comparisons vs. same periods in 2024, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended March 31,		2025-2024
	2025	2024	% Change
Revenues
Total revenues	6.2	0.2	N.M.

Expenses
Interest expense	$8.9	$8.7	2.3%
Other operating expenses	2.5	2.2	13.6%
Total expenses	11.4	10.9	4.6%
Loss before income taxes	(5.2)	(10.7)	51.4%
Income tax benefit	(1.2)	(2.2)	45.5%
Core loss* after tax	(4.0)	(8.5)	52.9%
Net investment gains (losses), pretax	(3.3)	2.2	N.M.
Tax on net investment gains (losses)	(0.7)	0.5	N.M.
Net investment gains (losses), after tax	(2.6)	1.7	N.M.
Net loss	(6.6)	(6.8)	2.9%

For the three months ended March 31, 2025, the net results improved $0.2 million primarily due to higher net investment income included in revenues offset by higher net investment losses.
Investment Results
(All comparisons vs. same periods in 2024, unless noted otherwise)
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

($ in millions)	Three Months Ended March 31,		2025-2024
	2025	2024	% Change
Net investment income - managed investment portfolio	$91.5	$79.9	14.5%
Investment income - deposit asset on reinsurance	24.4	25.5	-4.3%
Total net investment income	115.9	105.4	10.0%
Pretax net investment gains (losses)	(3.3)	2.2	-250.0%
Pretax net unrealized investment losses on fixed maturity securities	(400.0)	(442.7)	N.M

For the three months ended March 31, 2025, net investment income from our managed investment portfolio increased $11.6 million. The increase was primarily driven by higher returns in the limited partnership portfolio. The investment yield on the portfolio excluding limited partnership interests was 4.6%, with new money yields continuing to exceed portfolio yields in the core fixed maturity securities portfolio.
For the three months ended March 31, 2025, pretax net investment losses increased $5.5 million. The increase was due to realized losses on dispositions of invested assets.
Pretax net unrealized investment losses on fixed maturity securities as of March 31, 2025 were down $42.7 million, or 15.1%, compared to December 31, 2024, primarily due to a decrease of 10 basis points in US Treasury rates and investment-grade credit spreads that were tighter by 10 basis points.

Horace Mann Educators Corporation	46	First Quarter 2025 Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	March 31, 2025
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	157	$380.4	$414.0	$(33.6)
Misc.	38	221.4	234.3	(12.9)
Insurance	56	163.3	176.3	(13.0)
Energy	88	132.8	144.7	(11.9)
HealthCare,Pharmacy	76	115.7	136.9	(21.2)
Utilities	75	105.4	123.3	(17.9)
Real Estate	37	89.1	95.5	(6.4)
Transportation	40	66.0	74.0	(8.0)
Consumer Products	58	64.0	78.4	(14.4)
Natural Gas	15	52.0	58.2	(6.2)
All other corporates(1)	299	389.8	436.4	(46.6)
Total corporate bonds	939	1,779.9	1,972.0	(192.1)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	238	604.1	642.5	(38.4)
Commercial(2)	159	314.6	334.8	(20.2)
Other	78	58.2	58.6	(0.4)
Municipal bonds(3)	572	1,155.9	1,236.1	(80.2)
Government bonds
U.S.	45	363.3	422.5	(59.2)
Foreign	3	13.3	14.1	(0.8)
Collateralized loan obligations(4)	376	862.3	865.2	(2.9)
Asset-backed securities	151	306.1	311.9	(5.8)
Total fixed maturity securities	2,561	$5,457.7	$5,857.7	$(400.0)

Equity securities
Non-redeemable preferred stocks	18	$62.5
Common stocks	4	1.8
Closed-end fund	—	—
Total equity securities	22	$64.3

Total	2,583	$5,522.0
(1)The All other corporates category contains 20 additional industry sectors. Technology ,Retail, Food and Beverage, Telecommunication, and Metal & Mining represented $201.5 million of fair value at March 31, 2025, with the remaining 15 sectors each representing less than $37.4 million.
(2)At March 31, 2025, 100% were investment grade, with an overall credit rating of AA+, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 39.8% are tax-exempt and 78.3% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at March 31, 2025.
(4) Based on fair value, 97.6% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSO- S&P, Moody's, Fitch, Dominion, A.M. Best, Morningstar, Egan Jones and Kroll).

As of March 31, 2025, our diversified fixed maturity securities portfolio consisted of 3,915 investment positions, issued by 2,561 entities, and totaled approximately $5.5 billion in fair value. This portfolio was 94.8% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.

Horace Mann Educators Corporation	47	First Quarter 2025 Form 10-Q

Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of March 31, 2025, 94.8% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		March 31, 2025
	December 31, 2024	March 31, 2025	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.9%	11.8%	$645.5	$662.7
AA(2)	42.3	42.9	2,341.7	2,557.5
A	19.7	19.5	1,062.9	1,113.1
BBB	21.2	20.8	1,136.0	1,235.3
BB	1.3	1.3	70.4	72.9
B	0.5	0.5	29.4	30.0
CCC or lower	0.1	0.1	2.7	3.8
Not rated(3)	3.0	3.1	169.1	182.4
Total fixed maturity securities	100.0%	100.0%	$5,457.7	$5,857.7
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	—	—	—
BBB	77.3	77.3	49.7
BB	16.2	16.3	10.5
B	0.2	0.2	0.1
CCC or lower	—	—	—
Not rated	6.3	6.2	4.0
Total equity securities	100.0%	100.0%	$64.3

Total			$5,522.0
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At March 31, 2025, the AA rated fair value amount included $363.1 million of U.S. Government and federally sponsored agency securities and $805.6 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSRO.

As of March 31, 2025, the fixed maturity securities portfolio had $453.5 million of pretax gross unrealized investment losses on $3,759.2 million of fair value related to 2,597 positions. Of the investment positions with gross unrealized losses, there were 415 trading below 80.0% of the carrying value as of March 31, 2025. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of March 31, 2025 as due to factors other than a credit loss. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment. See Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.
Unrealized investment losses declined due to a decrease in US Treasury rates, which was only partially offset by wider credit spreads. As of March 31, 2025, the 10-year U.S. Treasury yield decreased 32 basis points since December 31, 2024, declining from 4.53% as of December 31, 2024 to 4.21% as of March 31, 2025. Credit spreads were wider during the same time period, with investment grade and high yield wider by 14 and 60 basis points, respectively. As of March 31, 2025, investment grade and high yield total returns were up 2.31% and 1.00%, respectively, since December 31, 2024.

Horace Mann Educators Corporation	48	First Quarter 2025 Form 10-Q

Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the three months ended March 31, 2025. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates presented in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

($ in millions)	Three Months Ended March 31,		2025-2024
	2025	2024	% Change
Net cash provided by operating activities	$140.8	$74.5	89.0%
Net cash used in investing activities	(35.1)	(59.5)	-41.0%
Net cash used in financing activities	(113.5)	(24.3)	367.1%
Net decrease in cash	(7.8)	(9.3)	-16.1%
Cash at beginning of period	38.1	29.7	28.3%
Cash at end of period	$30.3	$20.4	48.5%
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
For the three months ended March 31, 2025, net cash provided by operating activities increased $66.3 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $(35.2) million and $(59.5) million, respectively.
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

Horace Mann Educators Corporation	49	First Quarter 2025 Form 10-Q

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
For the three months ended March 31, 2025, net cash used in financing activities increased $89.2 million compared to the prior year period, primarily due to a $62.0 million increase in net cash outflow from reverse repurchase agreements and a $15.0 million net increase in net cash outflows (advances less repayments) from FHLB funding agreements.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Three Months Ended March 31,		2025-2024	2025-2024
	2025	2024	$ Change	% Change
Balance at beginning of the period	$989.5	$904.5	$85.0	9.4%
Advances received from FHLB funding agreements	297.0	75.0	222.0	296.0%
Principal repayments on FHLB funding agreements	(287.0)	(50.0)	(237.0)	474.0%
Balance at end of the period	$999.5	$929.5	$70.0	7.5%

Horace Mann Educators Corporation	50	First Quarter 2025 Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑
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

Horace Mann Educators Corporation	51	First Quarter 2025 Form 10-Q

As of March 31, 2025, we held $1.2 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2025 from all of our insurance subsidiaries without prior regulatory approval is $148.8 million, excluding the impact and timing of prior dividends, of which $22.0 million was paid during the three months ended March 31, 2025. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Total capital was $1,890.0 million as of March 31, 2025, including $547.2 million of long-term debt. Total debt represented 29.0% of total capital including net unrealized investment losses on fixed maturity securities (26.0% excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributable to discount rates*) as of March 31, 2025, which was slightly above our long-term target of 25.0% for our debt to capital ratio excluding net unrealized investment gains (losses) and net reserve remeasurements attributable to discount rate.
Shareholders' equity was $1,342.8 million as of March 31, 2025, including net unrealized investment losses on fixed maturity securities of $314.5 million after taxes. The market value of our common stock and the market value per share were $1,750.0 million and $42.73, respectively, as of March 31, 2025. Book value per share and adjusted book value per share* was $32.79 and $38.05, respectively, as of March 31, 2025.
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of March 31, 2025 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this Quarterly Report on Form 10-Q.
Total dividends paid to shareholders was $14.3 million for the three months ended March 31, 2025. In March of 2025, the Board of Directors (Board) approved regular quarterly dividends of $0.35 per share.
For the three months ended March 31, 2025, we repurchased 3,240 shares of our common stock at an average price per share of $40.01 under our share repurchase program. See Part II - Item 8, Note 12 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information. As of March 31, 2025, $26.2 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	52	First Quarter 2025 Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	March 31, 2025	December 31, 2024
Short-term debt
Revolving Credit Facility	Variable	2026	$—	$—
Long-term debt(1)
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.3 and $0.4 and unamortized debt issuance costs of $2.2 and $2.3	7.25%	2028	297.5	297.3
4.50% 2015 Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.1 and $0.1 and unamortized debt issuance costs of $0.2 and $0.2	4.50%	2025	249.7	249.7
Total			$547.2	$547.0
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
As of March 31, 2025, we had $325.0 million available on the Revolving Credit Facility, with an interest rate based on SOFR plus 115 basis points plus the applicable benchmark adjustment spread. The Revolving Credit Facility expires on July 12, 2026. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of March 31, 2025.
As of March 31, 2025, we had outstanding $250.0 million aggregate principal amount of 4.50% senior notes (2015 Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the 2015 Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the 2015 Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. The 2015 Senior Notes are traded in the open market (HMN 4.50).
As of March 31, 2025, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
We had no obligation for securities sold under reverse repurchase agreements at March 31, 2025 compared to $12.0 million as of December 31, 2024.
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

Horace Mann Educators Corporation	53	First Quarter 2025 Form 10-Q

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries, each of which is rated at the same level as our Property & Casualty and Life & Retirement subsidiaries. Assigned ratings and respective affirmation/review dates as of April 30, 2025 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	8/22/2024
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		8/22/2024
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		8/22/2024
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A	(stable)	N.A.		8/22/2024
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		8/22/2024
Fitch
HMEC (parent company)			BBB	(stable)	8/29/2024
HMEC's Life Group	A	(stable)			8/29/2024
HMEC's P&C Group	A	(stable)			8/29/2024
Moody's
HMEC (parent company)			Baa2	(stable)	3/26/2025
HMEC's Life Group	A2	(stable)			3/26/2025
HMEC's P&C Group	A2	(stable)			3/26/2025
S&P	A	(stable)	BBB	(stable)	1/27/2025
Reinsurance Programs
There have been no material changes in our reinsurance programs for our Property & Casualty, Life & Retirement and Supplemental & Group Benefits segments from that disclosed in Part I - Item 1, Reporting Segments in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Horace Mann Educators Corporation	54	First Quarter 2025 Form 10-Q

and diversification. The investment risk associated with variable annuity deposits and the underlying mutual funds is assumed by those contractholders, and not by us. Certain fees that we earn from variable annuity deposits are based on the market value of the funds deposited.
More detailed descriptions of our exposure to market value risks and the management of those risks is contained in Part II - Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of March 31, 2025. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Horace Mann Educators Corporation	55	First Quarter 2025 Form 10-Q

PART II: OTHER INFORMATION
ITEM 1. I Legal Proceedings
For a description of noteworthy litigation, see Part I - Item 1, Note 10 of the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
ITEM 1A. I Risk Factors
At the time of issuance of this Quarterly Report on Form 10-Q, we believe there are no material changes from the risk factors as previously disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. I Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On May 25, 2022, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (Program). The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended March 31, 2025, we repurchased shares under the Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1 - 31	—	$—	—	$26.3	million
February 1 - 28	3,140	40.01	3,140	$26.2	million
March 1 - 31	100	40.01	100	$26.2	million
Total	3,240	$40.01	3,240	$26.2	million
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
During the three months ended March 31, 2025, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Horace Mann Educators Corporation	56	First Quarter 2025 Form 10-Q

ITEM 6. I Exhibits
The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description

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

Horace Mann Educators Corporation	57	First Quarter 2025 Form 10-Q

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

Horace Mann Educators Corporation	58	First Quarter 2025 Form 10-Q

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

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries

10.9*
Form of Severance Agreement between HMEC, Horace Mann Service Corporation ("HMSC") and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC’s Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants.

10.11*	HMSC Executive Severance Plan, incorporated by reference to Exhibit 10.16 to HMEC’s Current Report on Form 8-K dated March 7, 2012, filed with the SEC on March 13, 2012.

Horace Mann Educators Corporation	59	First Quarter 2025 Form 10-Q

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

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	60	First Quarter 2025 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 6, 2025	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 6, 2025	/s/ Ryan E. Greenier

Ryan E. Greenier
Executive Vice President and
Chief Financial Officer

Horace Mann Educators Corporation	61	First Quarter 2025 Form 10-Q