Form 10-Q
period 2025-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2025-11-07
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of October 31, 2025, the registrant had 40,684,968 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2025

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2025, $5,985.5; 2024, $5,842.5)	$5,666.5	$5,387.9
Equity securities at fair value, (cost $56.2 and $78.8)	44.3	66.5
Limited partnership interests (carried under fair value option, 2025, $33.5; 2024, $28.9)	1,137.8	1,121.3
Policy loans	138.5	140.8
Short-term and other investments	295.1	199.9
Total investments	7,282.2	6,916.4
Cash	46.7	33.1
Restricted cash	255.8	5.0
Deferred policy acquisition costs	358.3	347.2
Reinsurance balances receivable	423.1	424.8
Deposit asset on reinsurance	2,402.3	2,434.3
Intangible assets	145.1	155.8
Goodwill	54.3	54.3
Other assets	433.6	408.1
Separate Account variable annuity assets	4,088.3	3,708.8
Total assets	$15,489.7	$14,487.8
Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,636.8	$1,622.8
Policyholders' account balances	5,092.0	5,100.3
Unpaid claims and claim expenses	564.1	569.2
Unearned premiums	378.4	344.2
Total policy liabilities	7,671.3	7,636.5
Other policyholder funds	1,046.2	995.7
Other liabilities	399.7	312.3
Long-term debt	842.9	547.0
Separate Account variable annuity liabilities	4,088.3	3,708.8
Total liabilities	14,048.4	13,200.3
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2025, 67,323,432; 2024, 67,032,164	0.1	0.1
Additional paid-in capital	535.8	525.2
Retained earnings	1,630.2	1,548.2
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(250.8)	(357.4)
Net reserve remeasurements attributable to discount rates	79.4	110.9
Net funded status of benefit plans	(7.0)	(7.0)
Treasury stock, at cost, 2025, 26,510,547 shares; 2024, 26,167,246 shares	(546.4)	(532.5)
Total shareholders’ equity	1,441.3	1,287.5
Total liabilities and shareholders’ equity	$15,489.7	$14,487.8
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	1	Third Quarter 2025 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statements of Operations
Revenues
Net premiums and contract charges earned	$310.3	$289.1	$911.2	$845.2
Net investment income	119.6	113.0	346.3	326.8
Net investment gains (losses)	3.3	3.8	(5.9)	0.1
Other income	5.3	6.2	15.0	14.1

Total revenues	438.5	412.1	1,266.6	1,186.2

Benefits, losses and expenses
Benefits, claims and settlement expenses (Reserve remeasurement (gains)/losses, $4.8; $1.2; $4.5; $0.9)	171.0	191.3	537.7	574.9
Interest credited	55.7	54.8	161.2	161.5
Operating expenses	96.3	82.9	284.0	250.4
DAC amortization expense	31.5	28.1	91.0	82.1
Intangible asset amortization expense	3.6	3.6	10.8	10.9
Interest expense	8.9	8.7	26.4	26.1

Total benefits, losses and expenses	367.0	369.4	1,111.1	1,105.9

Income before income taxes	71.5	42.7	155.5	80.3
Income tax expense	13.2	8.4	29.6	15.7

Net income	$58.3	$34.3	$125.9	$64.6

Net income per share
Basic	$1.42	$0.83	$3.05	$1.56
Diluted	$1.40	$0.83	$3.03	$1.56

Weighted average number of shares and equivalent shares
Basic	41.2	41.2	41.3	41.3
Diluted	41.6	41.4	41.6	41.5

Statements of Comprehensive Income (Loss)
Net income	$58.3	$34.3	$125.9	$64.6
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	59.1	133.2	106.6	91.1
Change in net reserve remeasurements attributable to discount rates	(20.4)	(73.5)	(31.5)	(0.1)
Change in net funded status of benefit plans	—	—	—	—
Other comprehensive income	38.7	59.7	75.1	91.0
Comprehensive income	$97.0	$94.0	$201.0	$155.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Third Quarter 2025 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1	$0.1
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	0.1	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	530.4	515.8	525.2	510.9
Options exercised and conversion of common and restricted stock units	3.0	0.3	3.1	0.5
Share-based compensation expense	2.4	2.2	7.5	6.9
Ending balance	535.8	518.3	535.8	518.3

Retained earnings
Beginning balance	1,586.5	1,504.0	1,548.2	1,502.2
Net income	58.3	34.3	125.9	64.6
Dividends, 2025, $0.35 per share; 2024, $0.34 per share	(14.6)	(14.2)	(43.9)	(42.7)
Ending balance	1,630.2	1,524.1	1,630.2	1,524.1

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(217.1)	(282.7)	(253.5)	(314.0)
Change in net unrealized investment losses on fixed maturity securities	59.1	133.2	106.6	91.1
Change in net reserve remeasurements attributable to discount rates	(20.4)	(73.5)	(31.5)	(0.1)
Change in net funded status of benefit plans	—	—	—	—
Ending balance	(178.4)	(223.0)	(178.4)	(223.0)

Treasury stock, at cost
Beginning balance	(539.6)	(528.4)	(532.5)	(523.9)
Treasury stock acquired - share repurchase authorization	(6.8)	(4.1)	(13.9)	(8.6)
Ending balance	(546.4)	(532.5)	(546.4)	(532.5)
Shareholders' equity at end of period	$1,441.3	$1,287.0	$1,441.3	$1,287.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Third Quarter 2025 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows - operating activities
Net income	$125.9	$64.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment gains (losses)	5.9	(0.1)
Depreciation and intangible asset amortization	20.4	19.4
Share-based compensation expense	7.6	7.3
Loss (gain) from equity method investments, net of dividends or distributions	(4.2)	12.9
Changes in:
Insurance liabilities	103.7	121.6
Amounts due under reinsurance agreements	1.8	41.9
Income tax liabilities	(0.7)	(4.4)
Other operating assets and liabilities	163.3	7.5
Contributions to defined benefits plan	(0.7)	(1.2)
Other, net	0.3	(10.9)
Net cash provided by operating activities	423.3	258.6
Cash flows - investing activities
Fixed maturity securities purchases	(912.6)	(841.6)
Fixed maturity securities sales	283.0	202.3
Fixed maturity securities maturities, paydowns, calls and redemptions	478.7	420.0
Equity securities purchases	(2.2)	(3.6)
Equity securities sales, calls and repayments	22.4	—
Limited partnership interests purchases	(45.5)	(55.4)
Limited partnership interests sales	33.2	94.2
Change in short-term and other investments, net	(84.5)	46.4
Other-net	(7.1)	6.3
Net cash used in investing activities	(234.6)	(131.4)
Cash flows - financing activities
Dividends paid to shareholders	(42.9)	(41.7)
Proceeds from issuance of 2025 Senior Notes due 2030	296.0	—
Treasury stock acquired	(13.9)	(8.6)
Proceeds from exercise of stock options	5.3	1.1
Withholding tax payments on RSUs tendered	(3.4)	(1.7)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	896.6	550.0
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(451.8)	(465.5)
Repayment of FHLB funding agreements	(499.5)	(170.0)
Life policy accounts deposits, withdrawals, and surrenders	12.3	7.7
Change in deposit asset on reinsurance	(103.7)	(35.7)
Net increase (decrease) in reverse repurchase agreements	(12.0)	45.0
Change in book overdrafts	(7.3)	2.3
Net cash provided by (used in) financing activities	75.7	(117.1)
Net increase in cash and restricted cash	264.4	10.1
Cash and restricted cash at beginning of period	38.1	29.7
Cash and restricted cash at end of period	$302.5	$39.8
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Third Quarter 2025 Form 10-Q

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.
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
In the quarter ended June 30, 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error related to private debt securities associated with the Company’s limited partnership investments. The $8.1 million after tax ($10.2 million pre-tax) adjustment decreased net income for the following segments: Life & Retirement $5.3 million; and Supplemental & Group Benefits, $2.8 million. The out-of-period correction would have resulted in a decrease of net income for year ended December 31, 2024 and 2023 by $4.4 and $1.3 million, respectively. The out-of-period correction would have resulted in a decrease of net income for the three and nine months ended September 30, 2024 by $0.8 and $3.3 million, respectively.
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

Horace Mann Educators Corporation	5	Third Quarter 2025 Form 10-Q

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
NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturity securities	$71.5	$69.4	$202.5	$211.8
Equity securities	0.9	1.3	2.9	3.9
Limited partnership interests	21.4	14.5	60.9	28.9
Short-term and other investments	5.8	6.0	16.4	15.0
Investment expenses	(3.2)	(4.0)	(9.1)	(9.8)
Net investment income - investment portfolio	96.4	87.2	273.6	249.8
Investment income - deposit asset on reinsurance	23.2	25.8	72.7	77.0
Total net investment income(1)	$119.6	$113.0	$346.3	$326.8
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the September 30, 2025 Form 10-Q.

Horace Mann Educators Corporation	6	Third Quarter 2025 Form 10-Q

NOTE 2 - Investments (continued)
Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturity securities	$(0.6)	$(0.3)	$(4.5)	$(3.6)
Equity securities	2.2	5.1	0.2	5.6
Short-term investments and other	1.7	(1.0)	(1.6)	(1.9)
Net investment gains (losses)	$3.3	$3.8	$(5.9)	$0.1

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
Net Investment Gains (Losses) by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Credit loss impairments	$1.0	$(0.5)	$(1.2)	$(0.5)
Intent-to-sell impairments	(0.7)	(0.2)	(1.6)	(0.2)
Total impairments	0.3	(0.7)	(2.8)	(0.7)
Sales and other, net	0.3	0.1	4.4	(3.2)
Change in fair value - equity securities	2.2	5.2	0.3	5.7
Change in fair value and gains (losses) realized on settlements - derivatives	0.5	(0.8)	(7.8)	(1.7)
Net investment gains (losses)	$3.3	$3.8	$(5.9)	$0.1
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$3.1	$1.1	$0.9	$1.2
Credit losses on fixed maturity securities for which credit losses were not previously reported	0.2	—	3.3	1.7
Net increase (decrease) related to credit losses previously reported	—	0.5	(0.9)	(0.4)
Reduction of credit allowances related to sales	(1.2)	—	(1.2)	(0.9)
Write-offs	—	—	—	—
Ending balance	$2.1	$1.6	$2.1	$1.6

Horace Mann Educators Corporation	7	Third Quarter 2025 Form 10-Q

NOTE 2 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$663.9	$8.1	$39.6	$632.4
Other, including U.S. Treasury securities	415.5	1.0	56.6	359.9
Municipal bonds	1,264.0	22.2	88.0	1,198.2
Foreign government bonds	14.1	—	0.6	13.5
Corporate bonds	1,989.9	32.4	181.6	1,840.7
Other asset-backed securities	1,638.1	12.5	28.8	1,621.8
Totals	$5,985.5	$76.2	$395.2	$5,666.5

December 31, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$827.9	$2.7	$74.8	$755.8
Other, including U.S. Treasury securities	426.5	0.1	69.0	357.6
Municipal bonds	1,239.1	17.5	105.8	1,150.8
Foreign government bonds	14.1	—	1.0	13.1
Corporate bonds	1,995.2	17.3	230.1	1,782.4
Other asset-backed securities	1,339.7	10.8	22.3	1,328.2
Totals	$5,842.5	$48.4	$503.0	$5,387.9

Horace Mann Educators Corporation	8	Third Quarter 2025 Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of September 30, 2025 and December 31, 2024, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of September 30, 2025 as due to factors other than a credit loss. As of September 30, 2025, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before a recovery of the amortized cost basis. In reaching our conclusion that an allowance for credit is unnecessary, we considered the factors described in the evaluation of credit loss impairments for fixed maturity securities critical accounting estimate in our Annual Report on Form 10-K. In the current nine months ended September 30, 2025, the performance of fixed maturity securities has been impacted by the change in interest rates, specifically interest rates being at relatively high levels compared to interest rates at the time of acquisition of the securities. In consideration of the factors, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the following table.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$43.8	$0.4	$244.3	$39.2	$288.1	$39.6
Other	10.7	0.2	285.6	56.4	296.3	56.6
Municipal bonds	190.3	4.9	616.2	83.1	806.5	88.0
Foreign government bonds	—	—	12.0	0.6	12.0	0.6
Corporate bonds	162.9	5.9	954.6	175.7	1,117.5	181.6
Other asset-backed securities	177.8	1.1	396.8	27.7	574.6	28.8
Total	$585.5	$12.5	$2,509.5	$382.7	$3,095.0	$395.2

Number of positions with a gross unrealized loss	427		1,708		2,135
Fair value as a percentage of total fixed maturity securities at fair value	10.3%		44.3%		54.6%

December 31, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$208.3	$3.1	$419.3	$71.7	$627.6	$74.8
Other	77.1	1.5	274.6	67.6	351.7	69.1
Municipal bonds	193.5	3.4	632.0	102.4	825.5	105.8
Foreign government bonds	1.5	—	11.7	0.9	13.2	0.9
Corporate bonds	235.4	10.3	1,075.8	219.8	1,311.2	230.1
Other asset-backed securities	133.3	0.9	338.3	21.4	471.6	22.3
Total	$849.1	$19.2	$2,751.7	$483.8	$3,600.8	$503.0

Number of positions with a gross unrealized loss	665		1,862		2,527
Fair value as a percentage of total fixed maturity securities at fair value	15.8%		51.1%		66.9%

Horace Mann Educators Corporation	9	Third Quarter 2025 Form 10-Q

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings were as follows:

	Number of Positions
	September 30, 2025	December 31, 2024
Credit Rating
AAA	140	155
AA	882	899
A	286	320
BBB	317	370
Total investment grade	1,625	1,744
BB	29	40
B	8	18
CCC or lower	2	4
Total below investment grade	39	62
Not rated	44	56
Totals:	1,708	1,862
Fixed maturity securities with an investment grade rating represented 97.8% of the gross unrealized losses as of September 30, 2025. For the same reasons discussed above, we expect to receive cash flow sufficient to recover the entire amortized cost basis of the securities in the previous table.
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

($ in millions)	September 30, 2025
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$333.4	$333.1	5.9%
Due after 1 year through 5 years	1,340.3	1,323.0	23.3%
Due after 5 years through 10 years	1,573.5	1,547.9	27.3%
Due after 10 years through 20 years	1,634.5	1,509.8	26.6%
Due after 20 years	1,103.8	952.7	16.8%
Total	$5,985.5	$5,666.5	100.0%

Average option-adjusted duration, in years	5.9

Horace Mann Educators Corporation	10	Third Quarter 2025 Form 10-Q

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturity securities
Proceeds received	$153.1	$9.3	$283.0	$202.3
Gross gains realized	0.8	0.1	2.5	2.1
Gross losses realized	(1.2)	—	(3.7)	(5.3)

Equity securities
Proceeds received	$10.1	$—	$16.4	$—
Gross gains realized	—	—	—	—
Gross losses realized	(0.1)	—	(0.1)	—
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(309.9)	$(370.4)	$(357.4)	$(328.3)
Change in net unrealized investment gains (losses) on fixed maturity securities	58.7	132.8	103.1	88.2
Reclassification of net investment losses on fixed maturity securities to net income	0.4	0.4	3.5	2.9
End of period	$(250.8)	$(237.2)	$(250.8)	$(237.2)
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

($ in millions)
	September 30, 2025	December 31, 2024
Commercial mortgage loan funds	$593.2	$596.0
Real estate equity funds	146.5	144.7
Private equity funds	112.5	102.2
Infrastructure equity funds	83.6	81.7
Infrastructure debt funds	66.5	69.0
Other funds(1)	135.5	127.7
Total	$1,137.8	$1,121.3
(1)Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital and private credit funds.

Horace Mann Educators Corporation	11	Third Quarter 2025 Form 10-Q

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

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2025
Asset derivatives:
Free-standing derivatives	$19.5	$—	$19.5	$—	$18.2	$1.3

December 31, 2024
Asset derivatives:
Free-standing derivatives	$18.5	$—	$18.5	$—	$20.4	$(1.9)
Reverse Repurchase Agreements
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $0.0 million as of September 30, 2025 and $12.4 million as of December 31, 2024. The obligation for securities sold under reverse repurchase agreements was a net amount of $0.0 million as of September 30, 2025 and $12.0 million as of December 31, 2024.
Deposits
As of September 30, 2025 and December 31, 2024, fixed maturity securities with a fair value of $25.9 million and $27.1 million were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, as of September 30, 2025 and December 31, 2024, fixed maturity securities with a fair value of $1,109.5 million and $1,072.2 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $1,039.5 million as of September 30, 2025 and $989.5 million as of December 31, 2024. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.
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

Horace Mann Educators Corporation	12	Third Quarter 2025 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the nine months ended September 30, 2025 and 2024, there were no transfers between Level 1 and Level 2. As of September 30, 2025, Level 3 invested assets comprised 8.6% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2025
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$632.3	$632.3	$—	$632.3	$—
Other, including U.S. Treasury securities	359.9	359.9	25.4	334.4	—
Municipal bonds	1,198.1	1,198.1	—	1,120.1	78.1
Foreign government bonds	13.5	13.5	—	13.5	—
Corporate bonds	1,840.8	1,840.8	4.9	1,495.7	340.2
Other asset-backed securities	1,621.9	1,621.9	—	1,562.8	59.1
Total fixed maturity securities	5,666.5	5,666.5	30.3	5,158.8	477.4
Equity securities	44.3	44.3	1.4	38.7	4.2
Limited partnership interests	33.5	33.5	—	—	33.5
Short-term investments	198.1	198.1	198.1	—	—
Other investments	19.5	19.5	—	19.5	—
Totals	$5,961.9	$5,961.9	$229.8	$5,217.0	$515.1
Separate Account variable annuity assets(1)	$4,088.3	$4,088.3	$4,088.3	$—	$—

Financial Liabilities(2)	$75.3	$75.3	$—	$5.5	$69.8

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

Horace Mann Educators Corporation	13	Third Quarter 2025 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities & Limited Partnership Interests	Total
Beginning balance, July 1, 2025	$75.9	$342.0	$63.2	$481.0	$38.0	$519.0	$74.0
Transfers into Level 3(3)	1.2	—	—	1.2	—	1.2	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	(0.3)	(0.3)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(1.2)
Net unrealized gains (losses) included in OCI	1.1	9.9	0.3	11.3		11.3	(0.2)
Purchases	—	11.7	4.0	15.7	—	15.7	—
Issuances	—	—	—	—	—	—	1.0
Sales	—	(23.6)	(5.3)	(28.9)	—	(28.9)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	0.2	(3.1)	(2.9)	—	(2.9)	(3.8)
Ending balance, September 30, 2025	$78.1	$340.2	$59.1	$477.4	$37.7	$515.1	$69.8

Beginning balance, January 1, 2025	$74.9	$351.3	$73.7	$499.9	$33.1	$533.0	$75.5
Transfers into Level 3(3)	1.2	—	—	1.2	—	1.2	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	4.6	4.6	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	4.4
Net unrealized gains (losses) included in OCI	2.6	11.8	—	14.4	—	14.4	(0.4)
Purchases	—	33.9	4.0	37.9	—	37.9	—
Issuances	—	—	—	—	—	—	3.1
Sales	—	(49.0)	(7.2)	(56.2)	—	(56.2)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.6)	(7.8)	(11.4)	(19.8)	—	(19.8)	(12.8)
Ending balance, September 30, 2025	$78.1	$340.2	$59.1	$477.4	$37.7	$515.1	$69.8
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
(3)Transfers into and out of Level 3 during the three and nine months ended September 30, 2025 and 2024 were related to changes in the primary pricing source or changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Horace Mann Educators Corporation	14	Third Quarter 2025 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2024	$72.1	$366.4	$85.4	$523.9	$2.7	$526.6	$77.9
Transfers into Level 3(3)	—	11.8	8.0	19.8	—	19.8	—
Transfers out of Level 3(3)	—	(3.9)	(4.0)	(7.9)	—	(7.9)	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	(0.5)	(0.5)	0.1	(0.4)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	6.6
Net unrealized gains (losses) included in OCI	1.4	(3.4)	1.5	(0.5)	—	(0.5)	0.2
Purchases	3.2	19.9	—	23.1	1.2	24.3	—
Issuances	—	—	—	—	—	—	0.8
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(8.0)	(5.7)	(13.8)	—	(13.8)	(4.4)
Ending balance, September 30, 2024	$76.6	$382.8	$84.7	$544.1	$4.0	$548.1	$81.1

Beginning balance, January 1, 2024	$74.0	$342.5	$97.5	$514.0	$4.5	$518.5	$82.4
Transfers into Level 3(3)	—	11.8	8.0	19.8	—	19.8	—
Transfers out of Level 3(3)	—	(8.3)	(4.0)	(12.3)	—	(12.3)	—
Total gains or losses
Net investment gains (losses) included in net income	—	(0.8)	0.3	(0.5)	0.4	(0.1)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	7.6
Net unrealized gains/losses included in OCI	—	(3.6)	3.0	(0.6)	—	(0.6)	0.2
Purchases	3.2	61.6	1.8	66.6	1.2	67.8	—
Issuances	—	—	—	—	—	—	3.6
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.6)	(20.4)	(21.9)	(42.9)	(2.1)	(45.0)	(12.7)
Ending balance, September 30, 2024	$76.6	$382.8	$84.7	$544.1	$4.0	$548.1	$81.1
For the three and nine months ended September 30, 2025, the Company had net losses of $0.3 million and net gains $4.6 million with respect to Level 3 financial assets. For the three and nine months ended September 30, 2024, the Company had net losses of $0.4 million and $0.1 million with respect to Level 3 financial assets.
For the three and nine months ended September 30, 2025, the Company had net gain of $1.2 million and a net loss of $4.4 million, respectively, that were included in net income and attributable to changes in the fair value of Level 3 financial liabilities. For the three and nine months ended September 30, 2024, the Company had net losses of $6.6 million and $7.6 million, respectively, that were included in net income that were attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	15	Third Quarter 2025 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Level 3 Assets and Liabilities by Price Source
The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources:

($ in millions)
	Total	Internal	External
September 30, 2025
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$—	$—	$—
Municipal bonds	78.1	—	78.1
Corporate bonds	340.2	193.6	146.6
Other asset-backed securities	59.1	—	59.1
Total fixed maturity securities	477.4	193.6	283.8
Equity securities	4.2	—	4.2
Limited partnership interests	33.5	—	$33.5
Totals	515.1	193.6	321.5

Financial Liabilities(1)	69.8	69.8	—

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

Horace Mann Educators Corporation	16	Third Quarter 2025 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized with Level 3.

($ in millions)
	Fair Value as of September 30, 2025	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)	Impact of Increase in Input on Fair Value
Financial Assets
Corporate bonds	$193.6	discounted cash flow	yield	3.2% - 8.8%	decrease
		discounted cash flow	option adjusted spread	255 bps - 781 bps	decrease
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$79.1	discounted cash flow	lapse rate	7.5%	decrease
			mortality multiplier(2)	71.0%	decrease
			option budget	0.9% - 3.8%	increase
			non-performance adjustment(3)	5.0%	decrease
Net MRBs	$(9.3)	discounted cash flow	lapse rate	7.5%	decrease
			mortality multiplier(2)	71.0%	increase
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

Horace Mann Educators Corporation	17	Third Quarter 2025 Form 10-Q

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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2025
Financial Assets
Other investments	$215.9	$219.1	$—	$39.3	$179.8
Deposit asset on reinsurance	2,402.3	2,185.5	—	—	2,185.5
Financial Liabilities
Policyholders' account balances	5,016.3	4,706.9	—	—	4,706.9
Other policyholder funds	1,046.2	1,046.2	—	1,043.2	3.0
Long-term debt	842.9	873.6	—	873.6	—

December 31, 2024
Financial Assets
Other investments	$221.0	$224.3	$—	$37.0	$187.3
Deposit asset on reinsurance	2,434.3	2,121.9	—	—	2,121.9
Financial Liabilities
Policyholders' account balances	5,020.2	4,710.1	—	—	4,710.1
Reverse repurchase agreement	12.0	12.4	—	12.4	—
Other policyholder funds	995.7	995.7	—	992.9	2.8
Long-term debt	547.0	575.1	—	575.1	—

Horace Mann Educators Corporation	18	Third Quarter 2025 Form 10-Q

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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Property & Casualty
Beginning gross reserves	$419.8	$432.9	$420.6	$416.8
Less: reinsurance recoverables	98.8	101.7	100.8	104.0
Net reserves, beginning of period(1)	321.0	331.2	319.8	312.8
Incurred claims and claim expenses:
Claims occurring in the current period	126.3	147.8	391.9	431.4
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(3.0)	(13.0)	(13.8)	(19.2)
Total claims and claim expenses incurred	123.3	134.8	378.1	412.2
Claims and claim expense payments for claims occurring during:
Current period	99.5	102.3	239.2	241.0
Prior periods	39.2	31.6	153.1	152.0
Total claims and claim expense payments	138.7	133.9	392.3	393.0
Net reserves, end of period(1)	305.6	332.1	305.6	332.1
Plus: reinsurance recoverables	98.7	101.3	98.7	101.3
Ending gross reserves	$404.3	$433.4	$404.3	$433.4
(1)Reserves net of expected reinsurance recoverables.
(2)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

The company recognized $3.0 million and $13.8 million of net favorable prior years' reserve development for the three and nine months ended September 30, 2025. There was $13.0 million and $19.2 million prior years' reserve development for Property & Casualty claims for the three and nine months ended September 30, 2024. The net favorable development for the nine months ended September 30, 2025 was primarily a result of favorable loss trends in auto and property for accident years 2024 and prior. The net favorable development for the nine months ended September 30, 2024 was primarily a result of favorable loss trends in auto and property for accident years 2023 and prior.
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

Horace Mann Educators Corporation	19	Third Quarter 2025 Form 10-Q

NOTE 4 - Short-Duration Insurance Contracts (continued)

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Group Benefits
Beginning gross reserves	$113.2	$116.1	$104.9	$116.6
Less: reinsurance recoverables	25.8	28.0	25.2	27.7
Net reserves, beginning of period(1)	87.4	88.1	79.7	88.9
Incurred claims and claim expenses:
Claims occurring in the current period	15.6	18.5	52.6	58.0
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(2.6)	(3.9)	(5.2)	(13.2)
Total claims and claim expenses incurred	13.0	14.6	47.3	44.8
Claims and claim expense payments for claims occurring during:
Current period	9.9	10.5	19.6	22.6
Prior periods	5.6	4.8	22.5	23.7
Total claims and claim expense payments	15.4	15.3	42.1	46.3
Net reserves, end of period(1)	85.0	87.4	85.0	87.4
Plus: reinsurance recoverables	26.0	27.8	26.0	27.8
Ending gross reserves	$111.0	$115.2	$111.0	$115.2
(1) Reserves net of expected reinsurance recoverables.
(2) Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

Net favorable prior years' reserve development for Group Benefits was $2.6 million and $3.9 million for the three months ended September 30, 2025 and 2024, and $5.2 million and $13.2 million for the nine months ended September 30, 2025 and 2024, respectively. The favorable development for the nine months ended September 30, 2025 was primarily the result of favorable loss trends in group life for loss years 2024 and prior. The favorable development for the nine months ended September 30, 2024 was primarily the result of favorable loss trends in group life and disability for loss years 2023 and prior.
Reconciliation of Property & Casualty and Group Benefits Unpaid Claims and Claim Expense Reserves to the Consolidated Balance Sheets

($ in millions)	As of September 30, 2025	As of December 31, 2024
Ending gross reserves
Property & Casualty	$404.3	$420.6
Group Benefits	111.0	104.9
Total short-duration insurance contracts	515.3	525.5
Other than short-duration(1)	48.8	43.7
Total unpaid claims and claims expenses	$564.1	$569.2
(1) This line includes Life & Retirement, Supplemental, and other certain group benefit reserves.
Note 5 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the three and nine months ended September 30, 2025 and 2024, the Company updated the net premium ratio when updating for actual historical experience for the quarter. In 2025, the Company revised the timing of its annual comprehensive assumption review, moving it from the fourth quarter to the third quarter to better align with industry practice. Accordingly, future cash flow assumptions were reviewed and updated in the third quarter of 2025. In the prior year, assumptions were reviewed in the third quarter but not changed, with the annual update completed in the fourth quarter of 2024.
The following tables summarize balances and changes in LFPB for traditional and limited-pay contracts.

Horace Mann Educators Corporation	20	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the three months ended September 30, 2025 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at July 1, 2025	$234.4	$253.2	$67.6	$34.2	$186.2	$—
July 1, 2025 balance at original discount rate	264.7	273.3	65.4	36.1	216.6	—
Effect of:
Change in cash flow assumptions	6.3	(16.5)	0.7	0.4	(2.8)	—
Actual variances from expected experience	—	0.3	0.3	0.4	1.1	—
Adjusted balance at July 1, 2025	271.0	257.1	66.4	36.9	214.9	—
Issuances(3)	2.1	5.8	—	0.9	4.9	0.5
Interest accruals(4)	2.2	2.8	1.0	0.4	1.7	—
Net premiums collected(5)	(5.3)	(6.3)	(1.8)	(1.2)	(6.3)	(0.5)
September 30, 2025 balance at original discount rate	270.0	259.4	65.6	37.0	215.2	—
Effect of changes in discount rate assumptions	(27.9)	(13.8)	3.1	(1.6)	(26.6)	—
Balance at September 30, 2025	242.1	245.6	68.7	35.4	188.6	—

Present value of expected future policy benefits:
Balance at July 1, 2025	514.0	394.2	810.7	88.8	384.7	97.1
July 1, 2025 balance at original discount rate	622.1	442.4	771.8	116.4	476.8	105.2
Effect of:
Changes in cash flow assumptions	5.9	(20.7)	1.7	0.2	(5.3)	—
Actual variances from expected experience	(0.1)	0.6	0.5	0.5	1.4	—
Adjusted balance at July 1, 2025	627.9	422.3	774.0	117.1	472.9	105.2
Issuances	2.1	5.9	—	0.9	4.9	0.5
Interest accruals	5.3	4.2	11.4	1.2	3.4	1.0
Benefit payments(6)	(5.9)	(6.6)	(16.5)	(1.7)	(15.0)	(2.5)
September 30, 2025 balance at original discount rate	629.4	425.8	768.9	117.5	466.2	104.2
Effect of changes in discount rate assumptions	(101.2)	(38.1)	52.1	(26.4)	(83.2)	(6.7)
Balance at September 30, 2025	528.2	387.7	821.0	91.1	383.0	97.5
Net liability for future policy benefits	286.0	142.1	752.3	55.7	194.5	97.5
Less: Reinsurance recoverable	(60.7)	(20.2)	(0.8)	(1.3)	(4.9)	(3.9)
Net liability for future policy benefits, after reinsurance recoverable	225.3	121.9	751.5	54.4	189.6	93.6
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at September 30, 2025	$225.3	$121.9	$751.5	$54.4	$189.6	$93.6
(1) Experience Life contains both whole life and term elements.
(2) As of September 30, 2025, the net LFPB for Supplemental Health was $67.3 million for cancer, $18.3 million for accident, $21.3 million for disability and $82.7 million for other supplemental health policies.
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

Horace Mann Educators Corporation	21	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

The balances of and changes in LFPB as of and for the nine months ended September 30, 2025 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2025	$229.1	$245.9	$66.6	$34.2	$179.9	$—
January 1, 2025 balance at original discount rate	263.2	271.2	65.4	36.8	214.6	—
Effect of:
Change in cash flow assumptions	6.3	(16.5)	0.7	0.4	(2.8)	—
Actual variances from expected experience	1.3	(1.7)	1.9	0.2	(0.4)	—
Adjusted balance at January 1, 2025	270.8	253.0	68.0	37.4	211.4	—
Issuances(3)	8.0	17.5	—	1.9	17.6	1.8
Interest accruals(4)	6.3	8.4	2.8	1.1	5.2	—
Net premiums collected(5)	(15.1)	(19.5)	(5.2)	(3.4)	(19.0)	(1.8)
September 30, 2025 balance at original discount rate	270.0	259.4	65.6	37.0	215.2	—
Effect of changes in discount rate assumptions	(27.9)	(13.8)	3.1	(1.6)	(26.6)	—
Balance at September 30, 2025	242.1	245.6	68.7	35.4	188.6	—

Present value of expected future policy benefits:
Balance at January 1, 2025	504.3	377.8	813.2	86.2	383.4	97.3
January 1, 2025 balance at original discount rate	617.4	433.2	782.8	114.3	482.8	107.3
Effect of:
Changes in cash flow assumptions	5.9	(20.7)	1.7	0.2	(5.3)	—
Actual variances from expected experience	1.9	(2.0)	3.7	0.4	(1.7)	—
Adjusted balance at January 1, 2025	625.2	410.5	788.2	114.9	475.8	107.3
Issuances	8.0	17.7	—	1.9	17.6	1.8
Interest accruals	15.7	12.8	34.4	3.4	10.4	3.1
Benefit payments(6)	(19.5)	(15.2)	(53.7)	(2.7)	(37.6)	(8.0)
September 30, 2025 balance at original discount rate	629.4	425.8	768.9	117.5	466.2	104.2
Effect of changes in discount rate assumptions	(101.2)	(38.1)	52.1	(26.4)	(83.2)	(6.7)
Balance at September 30, 2025	528.2	387.7	821.0	91.1	383.0	97.5
Net liability for future policy benefits	286.0	142.1	752.3	55.7	194.5	97.5
Less: Reinsurance recoverable	(60.7)	(20.2)	(0.8)	(1.3)	(4.9)	(3.9)
Net liability for future policy benefits, after reinsurance recoverable	225.3	121.9	751.5	54.4	189.6	93.6
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at September 30, 2025	$225.3	$121.9	$751.5	$54.4	$189.6	$93.6
(1) Experience Life contains both whole life and term elements.
(2) As of September 30, 2025, the net LFPB for Supplemental Health was $67.3 million for cancer, $18.3 million for accident, $21.3 million for disability and $82.7 million for other supplemental health policies.
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

Horace Mann Educators Corporation	22	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the year ended December 31, 2024 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2024	$223.2	$240.0	$71.7	$32.2	$182.0	$—
January 1, 2024 balance at original discount rate	247.1	256.6	67.0	33.9	213.4	—
Effect of:
Change in cash flow assumptions	13.8	4.6	1.5	2.2	(5.2)	—
Actual variances from expected experience	3.2	(0.5)	—	—	2.9	—
Adjusted balance at January 1, 2024	264.1	260.7	68.5	36.1	211.1	—
Issuances(3)	12.6	25.2	—	4.0	20.9	2.8
Interest accruals(4)	7.6	10.7	3.7	1.4	6.8	—
Net premiums collected(5)	(21.1)	(25.4)	(6.8)	(4.7)	(24.2)	(2.8)
December 31, 2024 balance at original discount rate	263.2	271.2	65.4	36.8	214.6	—
Effect of changes in discount rate assumptions	(34.1)	(25.3)	1.2	(2.6)	(34.7)	—
Balance at December 31, 2024	229.1	245.9	66.6	34.2	179.9	—

Present value of expected future policy benefits:
Balance at January 1, 2024	522.0	370.1	883.0	89.6	427.6	104.2
January 1, 2024 balance at original discount rate	592.1	405.4	797.5	105.6	517.9	111.4
Effect of:
Changes in cash flow assumptions	13.7	5.6	2.2	2.4	(6.5)	—
Actual variances from expected experience	3.4	(1.0)	0.2	—	2.5	0.2
Adjusted balance at January 1, 2024	609.2	410.0	799.9	108.0	513.9	111.6
Issuances	12.6	25.5	—	4.0	20.9	2.8
Interest accruals	19.8	16.1	46.7	4.2	14.4	4.3
Benefit payments(6)	(24.2)	(18.4)	(63.8)	(1.9)	(66.4)	(11.4)
December 31, 2024 balance at original discount rate	617.4	433.2	782.8	114.3	482.8	107.3
Effect of changes in discount rate assumptions	(113.1)	(55.4)	30.4	(28.1)	(99.4)	(10.0)
Balance at December 31, 2024	504.3	377.8	813.2	86.2	383.4	97.3
Net liability for future policy benefits	275.2	131.8	746.6	52.1	203.5	97.3
Less: Reinsurance recoverable	(60.2)	(19.3)	(0.9)	(1.4)	(4.7)	(3.5)
Net liability for future policy benefits, after reinsurance recoverable	215.0	112.5	745.7	50.7	198.8	93.8
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at December 31, 2024	$215.0	$112.5	$745.7	$50.7	$198.8	$93.8
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

Horace Mann Educators Corporation	23	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	September 30, 2025	December 31, 2024
Whole life	$286.0	$275.2
Term life	142.1	131.8
Experience life	752.3	746.6
Limited-pay whole life	55.7	52.1
Supplemental health	194.5	203.5
SPIA (life contingent)	97.5	97.3
Limited-pay whole life DPL	5.9	5.2
SPIA (life contingent) DPL	1.5	1.5
Reconciling items(1)	101.3	109.6
Total	$1,636.8	$1,622.8
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments		Gross premiums or assessments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Whole life	$7.1	$7.1	$21.5	$20.9
Term life	12.4	11.1	35.2	33.3
Experience life	7.2	8.5	21.9	23.9
Limited-pay whole life	1.9	1.8	5.3	5.2
Supplemental health	31.3	30.3	93.4	90.7
SPIA (life contingent)	0.5	1.3	1.8	3.0
Total	$60.4	$60.1	$179.1	$177.0

($ in millions)	Interest expense		Interest expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Whole life	$3.1	$3.1	$9.4	$9.1
Term life	1.5	1.4	4.4	4.0
Experience life	10.5	10.7	31.6	32.3
Limited-pay whole life	0.8	0.7	2.3	2.1
Supplemental health	1.7	1.9	5.2	5.8
SPIA (life contingent)	1.0	1.0	3.1	3.2
Total	$18.6	$18.8	$56.0	$56.5

Horace Mann Educators Corporation	24	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of September 30, 2025		As of December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$552.0	$362.8	$524.0	$350.5
Expected future benefits and expenses	1,347.4	629.4	1,272.9	617.4
Term life
Expected future gross premiums	689.2	455.5	712.1	464.2
Expected future benefits and expenses	728.1	425.8	736.2	433.2
Experience Life
Expected future gross premiums	461.9	261.1	497.8	279.3
Expected future benefits and expenses	1,549.5	768.9	1,639.0	782.8
Limited-pay whole life
Expected future gross premiums	75.6	55.9	73.6	54.7
Expected future benefits and expenses	335.2	117.5	307.2	114.3
Supplemental health
Expected future gross premiums	1,607.5	1,162.1	1,595.3	1,165.4
Expected future benefits and expenses	675.5	466.2	684.6	482.8
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	146.4	104.2	150.7	107.3
For the nine months ended September 30, 2025 and for the year ended December 31, 2024, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both periods.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	September 30, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.8%	0.1% - 0.7%	1.8%	0.5%	27.1%	N.M.
Expected experience	0.8%	0.1% - 1.3%	1.9%	0.3%	26.5%	N.M.
Lapses
Actual experience	3.5%	3.8% - 13.6%	3.8%	3.3%	10.7%	N.M.
Expected experience	3.8%	5.1% - 13.4%	3.0%	4.0%	10.2%	N.M.

	September 30, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.7%	0.1% - 0.3%	1.9%	0.2%	28.9%	N.M.
Expected experience	0.8%	0.1% - 0.8%	1.7%	0.3%	26.3%	N.M.
Lapses
Actual experience	3.0%	3.7% - 28.6%	2.9%	3.9%	9.4%	N.M.
Expected experience	4.4%	5.4% - 12.8%	3.0%	4.7%	9.7%	N.M.

Horace Mann Educators Corporation	25	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the weighted-average durations of LFPB, in years:

	As of September 30,
	2025	2024
Whole life	20.3	17.7
Term life	16.2	16.4
Experience life	9.6	10.2
Limited-pay whole life	25.5	21.5
Supplemental health	11.7	11.3
SPIA (life contingent)	7.4	8.0
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of September 30,
	2025	2024
Whole life
Interest accretion rate	1.7% - 4.8%	1.7% - 4.9%
Current discount rate	4.7% - 5.5%	4.2% - 5.1%
Term life
Interest accretion rate	4.2% - 4.2%	4.2% - 4.2%
Current discount rate	5.1% - 5.3%	4.8% - 4.9%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.3%	5.0%
Limited-pay whole life
Interest accretion rate	4.0%	4.0%
Current discount rate	5.7%	5.2%
Supplemental health
Interest accretion rate	1.7% - 2.8%	1.7% - 2.7%
Current discount rate	5.3% - 5.5%	5.2% - 5.0%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.1%
Current discount rate	5.0% - 5.1%	4.8% - 4.8%

Horace Mann Educators Corporation	26	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Three Months Ended September 30, 2025
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at July 1, 2025	$82.3	$56.5	$4,495.1	$388.6	$27.9
Premiums received(1)	$5.8	$(0.2)	$61.3	$3.1	$0.3
Surrenders and withdrawals(2)	(0.7)	(0.9)	(77.0)	(9.3)	(0.1)
Benefit payments(3)	—	(0.3)	(14.9)	(0.6)	(0.9)
Net transfers from (to) separate account	(0.1)	—	3.6	(0.2)	—
Interest credited(4)	1.2	0.7	42.6	4.0	0.2
Other	(1.3)	(0.1)	3.9	(3.3)	—
Balance at September 30, 2025	$87.2	$55.7	$4,514.6	$382.3	$27.4
Weighted-average crediting rate	5.8%	5.1%	3.9%	4.2%	2.9%
Net amount at risk(5)	$—	$—	$23.9	$—	$—
Cash surrender value	$66.6	$55.1	$4,470.7	$377.2	$27.0

($ in millions)	Three Months Ended September 30, 2024
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at July 1, 2024	$65.2	$59.4	$4,509.5	$426.6	$30.4
Premiums received(1)	$3.5	$(0.2)	$59.8	$3.7	$0.5
Surrenders and withdrawals(2)	(0.9)	(0.8)	(85.3)	(12.1)	—
Benefit payments(3)	—	(0.3)	(12.6)	(1.7)	(1.2)
Net transfers from (to) separate account	(0.2)	—	8.8	(0.6)	—
Interest credited(4)	0.6	0.7	42.1	2.9	0.2
Other	(0.8)	—	3.3	(5.2)	0.2
Balance at September 30, 2024	$67.4	$58.8	$4,525.6	$413.6	$30.1
Weighted-average crediting rate	3.7%	4.9%	3.8%	2.8%	2.7%
Net amount at risk(5)	$—	$—	$29.0	$—	$—
Cash surrender value	$49.1	$58.2	$4,483.6	$406.9	$29.6
(1) Premiums received represents premiums collected from policyholder during the period of in force business.
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	27	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

($ in millions)	Nine Months Ended September 30, 2025
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2025	$72.9	$58.0	$4,508.4	$409.5	$28.6
Premiums received(1)	$16.7	$(0.6)	$151.3	$10.7	$1.7
Surrenders and withdrawals(2)	(1.5)	(2.7)	(247.0)	(33.7)	(0.3)
Benefit payments(3)	—	(1.0)	(58.1)	(3.0)	(3.2)
Net transfers from (to) separate account	(0.3)	—	23.8	(0.8)	—
Interest credited(4)	3.0	2.1	126.2	10.2	0.7
Other	(3.6)	(0.1)	10.0	(10.6)	(0.1)
Balance at September 30, 2025	$87.2	$55.7	$4,514.6	$382.3	$27.4
Weighted-average crediting rate	5.1%	5.0%	3.8%	3.5%	3.6%
Net amount at risk(5)	$—	$—	$23.9	$—	$—
Cash surrender value	$66.6	$55.1	$4,470.7	$377.2	$27.0

($ in millions)	Nine Months Ended September 30, 2024
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2024	$57.8	$61.2	$4,556.0	$449.0	$32.6
Premiums received(1)	$12.3	$(0.5)	$151.6	$11.4	$1.4
Surrenders and withdrawals(2)	(1.7)	(2.9)	(283.9)	(38.9)	(0.9)
Benefit payments(3)	—	(1.2)	(49.5)	(3.3)	(3.9)
Net transfers from (to) separate account	(0.3)	—	17.0	(2.0)	—
Interest credited(4)	2.2	2.2	125.1	8.8	0.7
Other	(2.9)	—	9.3	(11.4)	0.2
Balance at September 30, 2024	$67.4	$58.8	$4,525.6	$413.6	$30.1
Weighted-average crediting rate	4.8%	5.0%	3.7%	2.8%	3.1%
Net amount at risk(5)	$—	$—	$29.0	$—	$—
Cash surrender value	$49.1	$58.2	$4,483.6	$406.9	$29.6
(1) Premiums received represents premiums collected from policyholder during the period of in force business.
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	28	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balances Sheets:

($ in millions)	September 30, 2025	December 31, 2024
Indexed universal life	$87.2	$72.9
Experience Life	55.7	58.0
Fixed account annuities	4,514.6	4,508.4
Fixed indexed account annuities	382.3	409.5
SPIA (non-life contingent)	27.4	28.6
Reconciling items(1)	24.8	22.9
Total	$5,092.0	$5,100.3
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	September 30, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$9.0	$10.8	$310.4	$425.7	$755.8
Equal to 2% but less than 3%	70.4	145.6	121.0	166.3	503.4
Equal to 3% but less than 4%	571.8	10.0	22.4	78.8	683.0
Equal to 4% but less than 5%	2,565.2	—	—	—	2,565.2
5% or higher	79.8	—	—	—	79.8
Total	$3,296.2	$166.4	$453.8	$670.8	$4,587.2

($ in millions)	December 31, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$15.9	$77.3	$400.4	$304.0	$797.6
Equal to 2% but less than 3%	94.5	122.2	97.9	134.8	449.4
Equal to 3% but less than 4%	545.6	43.3	13.3	51.2	653.4
Equal to 4% but less than 5%	2,600.0	—	—	—	2,600.0
5% or higher	81.8	—	—	—	81.8
Total	$3,337.8	$242.8	$511.6	$490.0	$4,582.2
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

Horace Mann Educators Corporation	29	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
administration and other services are included in the life premiums and contract charges line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	September 30, 2025	December 31, 2024
Balance, beginning of year	$3,708.8	$3,294.1
Deposits	218.8	266.2
Withdrawals	(220.6)	(290.3)
Net transfers	(23.0)	(21.1)
Fees and charges	(41.6)	(53.3)
Market appreciation (depreciation)	445.9	513.2
Other	—	—
Balance, end of period	$4,088.3	$3,708.8
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.

Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the three and nine months ended September 30, 2025 and 2024, respectively:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Balance, beginning of period	$(6.7)	$(6.2)	$(6.8)	$(3.9)
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	(7.0)	(6.8)	(7.4)	(4.5)
Changes in market risk benefits(1)	(2.5)	0.3	(2.1)	(2.0)
Balance, end of period(2)	$(9.5)	$(6.5)	$(9.5)	$(6.5)
Effect of changes in the instrument-specific credit risk	0.2	0.8	0.2	0.8
Balance, end of period	$(9.3)	$(5.7)	$(9.3)	$(5.7)
Net amount at risk(3)	$12.8	$15.1	$12.8	$15.1
Weighted-average attained age of contract holders	62	62	62	62
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

($ in millions)	As of September 30, 2025			As of December 31, 2024
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(10.6)	$1.2	$(9.3)	$(8.8)	$2.0	$(6.8)

Horace Mann Educators Corporation	30	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Deferred Acquisition Costs

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Three Months Ended September 30, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$24.6	$34.8	$5.4	$8.1	$20.3	$12.1	$209.4
Capitalizations	0.6	1.4	—	0.2	1.3	1.2	3.7
Amortization expense	(0.3)	(0.8)	(0.1)	(0.1)	(0.2)	(0.4)	(3.9)
Experience adjustment	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.4)
Balance, end of period	$24.8	$35.3	$5.3	$8.2	$21.4	$12.8	$208.8

($ in millions)	Three Months Ended September 30, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$23.0	$33.5	$5.6	$7.7	$17.8	$9.3	$212.4
Capitalizations	0.8	1.2	0.1	0.3	0.8	0.8	3.9
Amortization expense	(0.4)	(0.9)	(0.1)	(0.1)	(0.3)	(0.2)	(4.1)
Experience adjustment	—	—	—	(0.1)	—	—	(0.2)
Balance, end of period	$23.4	$33.8	$5.6	$7.8	$18.3	$9.9	$212.0

($ in millions)	Nine Months Ended September 30, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$23.8	$34.2	$5.5	$8.0	$19.2	$10.6	$211.4
Capitalizations	1.9	3.6	0.1	0.5	2.9	3.3	10.5
Amortization expense	(0.9)	(2.4)	(0.3)	(0.3)	(0.7)	(0.9)	(11.8)
Experience adjustment	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)	(1.3)
Balance, end of period	$24.8	$35.3	$5.3	$8.2	$21.4	$12.8	$208.8

($ in millions)	Nine Months Ended September 30, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$22.3	$32.6	$5.7	$7.4	$16.8	$8.2	$214.0
Capitalizations	2.2	3.8	0.2	0.8	2.4	2.4	11.9
Amortization expense	(1.0)	(2.6)	(0.3)	(0.3)	(0.8)	(0.6)	(12.0)
Experience adjustment	(0.1)	—	—	(0.1)	(0.1)	(0.1)	(1.9)
Balance, end of period	$23.4	$33.8	$5.6	$7.8	$18.3	$9.9	$212.0

Horace Mann Educators Corporation	31	Third Quarter 2025 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	September 30, 2025	December 31, 2024
Whole life	$24.8	$23.8
Term life	35.3	34.2
Experience life	5.3	5.5
Limited pay whole life	8.2	8.0
Indexed universal life	21.4	19.2
Supplemental health	12.8	10.6
Total annuities	208.8	211.4
Reconciling item(1)	41.7	34.5
Total	$358.3	$347.2
(1) Reconciling item relates to DAC associated with the Property & Casualty reporting segment.
The assumptions used to amortize DAC were consistent with the assumptions used to estimate LFPB for traditional and limited-payment contracts. The underlying assumptions for DAC and LFPB were updated at the same time.
In the third quarter of 2025 and 2024, the Company conducted a review of all significant assumptions. Beginning in 2025, the Company advanced the timing of its annual assumption review from the fourth quarter to the third quarter. Accordingly, in the third quarter of 2025, future cash flow assumptions for mortality and lapses were updated as part of the annual assumption update process. In the third quarter of 2024, future cash flow assumptions were reviewed but not changed, and the annual update was performed in the fourth quarter of 2024.

Horace Mann Educators Corporation	32	Third Quarter 2025 Form 10-Q

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

($ in millions)	Direct Amount(1)	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended September 30, 2025
Net premiums written and contract deposits(2)	$468.6	$13.9	$14.2	$468.9
Net premiums and contract charges earned	315.6	14.0	8.6	310.3
Benefits, claims and settlement expenses	179.1	12.1	4.0	171.0

Three months ended September 30, 2024
Net premiums written and contract deposits(2)	$427.6	$17.6	$6.3	$416.3
Net premiums and contract charges earned	296.0	13.1	6.2	289.1
Benefits, claims and settlement expenses	196.6	11.2	5.9	191.3

Nine months ended September 30, 2025
Net premiums written and contract deposits(2)	$1,298.9	$44.4	$26.4	$1,280.9
Net premiums and contract charges earned	934.2	43.7	20.6	911.2
Benefits, claims and settlement expenses	560.8	34.1	11.0	537.7

Nine months ended September 30, 2024
Net premiums written and contract deposits(2)	$1,227.8	$53.8	$21.4	$1,195.4
Net premiums and contract charges earned	877.1	52.7	20.8	845.2
Benefits, claims and settlement expenses	596.5	36.0	14.4	574.9
(1)    Direct amount is net of the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.

Horace Mann Educators Corporation	33	Third Quarter 2025 Form 10-Q

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
The Company’s Chief Executive Officer is the chief operating decision maker (CODM), responsible for reviewing financial performance and making decisions regarding the allocation of resources for the reporting segments. The Company measures and analyzes segment performance based on core earnings which differs from total income as presented in our consolidated statements of operations due to excluding the after-tax impact of net investment gains (losses), discontinued operations, the after-tax impact of goodwill and intangible asset impairments, other non-recurring or infrequent items and the cumulative effect of changes in accounting principles when applicable, and for the period ended September 30, 2025, the impacts of the immaterial correction of the prior period error discussed in Note 1. We believe core earnings is a better performance measure and indicator of the profitability and underlying trends in our business. The CODM considers actual-to-budget variances in core earnings on a monthly basis when making decisions about allocating capital and personnel to segments and evaluating product pricing.
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the three months ended September 30, 2025, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$204.7	$39.2	$66.4	$—	$310.3
Net investment income	14.7	94.0	11.1	(0.3)	119.6
Other segment income	0.6	6.1	(1.9)	0.5	5.3
Total segment revenues	$220.0	$139.3	$75.6	$0.2	$435.2

Benefits and claims expenses (excluding catastrophe losses)	$95.2	$31.2	$19.0	$—	$145.4
Catastrophe losses	9.9	—	—	—	9.9
Loss adjustment expenses	18.1	—	—	—	18.1
Interest credited	—	54.2	1.5	—	55.7
Operating & admin expenses	34.5	25.0	21.6	2.8	84.0
Commissions expense	21.2	10.9	10.7	—	42.8
Taxes, licenses and fees	5.8	0.9	1.1	0.2	8.0
Deferred policy acquisition costs	(30.2)	(7.1)	(1.3)	—	(38.6)
Deferred policy acquisition cost amortization	25.1	5.9	0.5	—	31.5
Interest expense	—	—	—	8.9	8.9
Total segment expenses	$179.7	$121.1	$53.1	$11.9	$365.8

Pretax profit (loss)	$40.4	$18.2	$22.5	$(11.7)	$69.4
Income tax expense	8.5	3.1	4.7	(3.6)	12.7
Segment profit (loss) (Core earnings)	31.8	15.1	17.8	(8.1)	56.7
Net investment losses (after-tax)	—	—	—	(2.7)	(2.7)
Non-core income adjustments (after-tax)	—	(1.8)	2.8	—	1.0
Net income	$31.8	$16.9	$15.0	$(5.4)	$58.3
*-Corporate & Other is net of intersegment eliminations.

Horace Mann Educators Corporation	34	Third Quarter 2025 Form 10-Q

NOTE 7 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the nine months ended September 30, 2025, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$594.7	$117.3	$199.2	$—	$911.2
Net investment income(1)	41.4	280.2	31.1	3.8	356.5
Other segment income	2.6	15.8	(4.9)	1.5	15.0
Total segment revenues	$638.7	$413.3	$225.4	$5.3	$1,282.7

Benefits and claims expenses (excluding catastrophe losses)	$270.5	$93.0	$68.8	$—	$432.3
Catastrophe losses	56.0	—	—	—	56.0
Loss adjustment expenses	51.6	—	—	—	51.6
Interest credited	—	157.3	3.9	—	161.2
Operating & admin expenses	101.3	72.9	60.1	8.8	243.1
Commissions expense	54.6	30.5	33.2	—	118.3
Taxes, licenses and fees	16.8	3.2	4.2	0.5	24.7
Deferred policy acquisition costs	(79.2)	(19.2)	(3.7)	—	(102.1)
Deferred policy acquisition cost amortization	72.0	17.6	1.4	—	91.0
Interest expense	—	—	—	26.4	26.4
Total segment expenses	$543.6	$355.3	$167.9	$35.7	$1,102.5

Pretax profit (loss)	$95.0	$58.0	$57.5	$(30.4)	$180.2
Income tax expense	19.9	10.4	12.3	(8.0)	34.6
Segment profit (loss) (Core earnings)	75.1	47.6	45.2	(22.4)	145.6
Net investment losses (after-tax)	—	—	—	4.6	4.6
Non-core income adjustments (after-tax)(1)	—	3.9	11.1	—	15.0
Net income	$75.1	$43.7	$34.1	$(27.0)	$125.9
*-Corporate & Other is net of intersegment eliminations.
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the September 30, 2025 Form 10-Q.

Horace Mann Educators Corporation	35	Third Quarter 2025 Form 10-Q

NOTE 7 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the three months ended September 30, 2024, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$187.3	$39.1	$62.7	$—	$289.1
Net investment income(1)	8.8	94.6	10.1	(0.5)	113.0
Other segment income	0.6	5.3	(0.4)	0.7	6.2
Total segment revenues	$196.7	$139.0	$72.4	$0.2	$408.3

Benefits and claims expenses (excluding catastrophe losses)	$83.0	$34.9	$21.3	$—	$139.2
Catastrophe losses	34.0	—	—	—	34.0
Loss adjustment expenses	17.7	—	—	—	17.7
Interest credited	—	53.6	1.2	—	54.8
Operating & admin expenses	28.9	21.5	17.1	2.7	70.2
Commissions expense	16.8	10.5	9.5	—	36.8
Taxes, licenses and fees	5.6	1.0	1.3	0.1	8.0
Deferred policy acquisition costs	(24.3)	(6.8)	(0.9)	—	(32.0)
Deferred policy acquisition cost amortization	21.7	5.9	0.5	—	28.1
Interest expense	—	—	—	8.7	8.7
Total segment expenses	$183.4	$120.6	$50.0	$11.5	$365.5

Pretax profit (loss)	$13.3	$18.5	$22.4	$(11.3)	$42.8
Income tax expense	2.6	3.4	4.8	(2.3)	8.5
Segment profit (loss) (Core earnings)	10.7	15.1	17.6	(9.0)	34.3
Net investment losses (after-tax)	—	—	—	3.0	3.0
Change in MRB (after-tax)	—	(0.3)	—	—	(0.3)
Intangible asset amortization (after-tax)	—	—	(2.8)	—	(2.8)
Net income	$10.7	$14.8	$14.8	$(6.0)	$34.3
*-Corporate & Other is net of intersegment eliminations.
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the September 30, 2025 Form 10-Q.

Horace Mann Educators Corporation	36	Third Quarter 2025 Form 10-Q

NOTE 7 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the nine months ended September 30, 2024, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$539.7	$114.9	$190.6	$—	$845.2
Net investment income(1)	30.6	269.3	28.4	(1.5)	326.8
Other segment income	1.9	14.7	(4.6)	2.0	14.0
Total segment revenues	$572.2	$398.9	$214.4	$0.5	$1,186.0

Benefits and claims expenses (excluding catastrophe losses)	$267.9	$98.1	$66.6	$—	$432.6
Catastrophe losses	91.1	—	—	—	91.1
Loss adjustment expenses	53.2	—	—	—	53.2
Interest credited	—	158.0	3.5	—	161.5
Operating & admin expenses	87.8	66.4	51.5	7.7	213.4
Commissions expense	46.4	30.3	28.4	—	105.1
Taxes, licenses and fees	15.2	2.8	4.3	0.6	22.9
Deferred policy acquisition costs	(67.3)	(20.9)	(2.9)	—	(91.1)
Deferred policy acquisition cost amortization	62.0	18.6	1.5	—	82.1
Interest expense	—	—	—	26.1	26.1
Total segment expenses	$556.3	$353.3	$152.9	$34.4	$1,096.9

Pretax profit (loss)	$15.9	$45.6	$61.5	$(33.9)	$89.1
Income tax expense	3.2	8.2	13.1	(7.0)	17.5
Segment profit (loss) (Core earnings)	12.7	37.4	48.4	(26.9)	71.6
Net investment losses (after-tax)	—	—	—	0.1	0.1
Change in MRB (after-tax)	—	1.6	—	—	1.6
Intangible asset amortization (after-tax)	—	(0.2)	(8.5)	—	(8.7)
Net income	$12.7	$38.8	$39.9	$(26.8)	$64.6
*-Corporate & Other is net of intersegment eliminations.
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the September 30, 2025 Form 10-Q.

($ in millions)	September 30, 2025	December 31, 2024
Assets
Property & Casualty	$1,397.8	$1,272.3
Life & Retirement	12,212.7	11,670.7
Supplemental & Group Benefits	1,413.3	1,377.6
Corporate & Other	519.8	191.0
Intersegment eliminations	(53.9)	(23.8)
Total	$15,489.7	$14,487.8

Horace Mann Educators Corporation	37	Third Quarter 2025 Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities(1)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, July 1, 2025	$(309.9)	$99.8	$(7.0)	$(217.1)
Other comprehensive income (loss) before reclassifications	58.7	(20.4)	—	38.3
Amounts reclassified from AOCI(2)	0.4	—	—	0.4
Net current period other comprehensive income (loss)	59.1	(20.4)	—	38.7
Ending balance, September 30, 2025	$(250.8)	$79.4	$(7.0)	$(178.4)

Beginning balance, July 1, 2024	$(370.4)	$95.3	$(7.6)	$(282.7)
Other comprehensive income (loss) before reclassifications	132.8	(73.5)	—	59.3
Amounts reclassified from AOCI(3)	0.4	—	—	0.4
Net current period other comprehensive income (loss)	133.2	(73.5)	—	59.7
Ending balance, September 30, 2024	$(237.2)	$21.8	$(7.6)	$(223.0)

Beginning balance, January 1, 2025	$(357.4)	$110.9	$(7.0)	$(253.5)
Other comprehensive income (loss) before reclassifications	103.1	(31.5)	—	71.6
Amounts reclassified from AOCI(2)	3.5	—	—	3.5
Net current period other comprehensive income (loss)	106.6	(31.5)	—	75.1
Ending balance, September 30, 2025	$(250.8)	$79.4	$(7.0)	$(178.4)

Beginning balance, January 1, 2024	$(328.3)	$21.9	$(7.6)	$(314.0)
Other comprehensive income (loss) before reclassifications	88.2	(0.1)	—	88.1
Amounts reclassified from AOCI(3)	2.9	—	—	2.9
Net current period other comprehensive income (loss)	91.1	(0.1)	—	91.0
Ending balance, September 30, 2024	$(237.2)	$21.8	$(7.6)	$(223.0)
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(0.6) million and $(4.5) million, are included in Net investment gains (losses) and the related income tax benefits, $(0.1) million and $(0.9) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively.
(3)The pretax amounts reclassified from AOCI, $(0.4) million and $(3.6) million, are included in Net investment gains (losses) and the related income tax benefits, $(0.1) million and $(0.8) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2024, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income (loss) in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	38	Third Quarter 2025 Form 10-Q

NOTE 9 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	September 30, 2025	December 31, 2024
Cash	$46.7	$33.1
Restricted cash	255.8	5.0
Total cash and restricted cash reported in the Consolidated Statement of Cash Flows	$302.5	$38.1

($ in millions)	Nine Months Ended September 30,
	2025	2024
Cash paid for:
Interest	$27.9	$25.1
Income taxes	21.7	20.1
On September 29, 2025, the Company deposited $254.2 million with the Trustee, Bank of New York, to fund the planned redemption of its 4.50% Senior Notes and accrued interest due December 1, 2025, which was completed October 14, 2025. The funds deposited are classified as restricted cash as of September 30, 2025, as their use is limited to the payment of principal and accrued interest related to this redemption.
Non-cash activities were not material for the three and nine months ended September 30, 2025 and 2024, respectively.
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
In the fourth quarter of 2024, the Company recognized $15.7 million after-tax related to non-core legacy commercial liability policies within the Corporate and Other segment. During the third quarter of 2025, the pending litigation associated with these policies was settled. As of September 30, 2025, the Company had remaining unpaid claims and claims expenses of $7.6 million after-tax related to these commercial liability exposures.

Horace Mann Educators Corporation	39	Third Quarter 2025 Form 10-Q

NOTE 10 - Contingencies and Commitments (continued)
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $402.4 million and $449.9 million as of September 30, 2025 and December 31, 2024, respectively.
NOTE 11 - Subsequent Events
On October 14, 2025, the Company redeemed in full its outstanding $250.0 million aggregate principal amount of 4.50% Senior Notes due December 1, 2025, together with accrued and unpaid interest up to, but not including, the redemption date, totaling $4.2 million. In connection with the redemption, the Company had previously deposited the required funds with the Trustee, Bank of New York, in September 2025, as further described in Note 9 of the September 30, 2025 Form 10-Q. On September 26, 2025, the Company issued $300.0 million aggregate principal amount of Senior Notes. The Company used a portion of the net proceeds from the issuance to fund the redemption of its outstanding $250.0 million aggregate principal amount of Senior Notes.
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
Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Third Quarter 2025 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".
Statements made in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and

Horace Mann Educators Corporation	40	Third Quarter 2025 Form 10-Q

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
Consolidated Financial Highlights
(All comparisons vs. same periods in 2024, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2025-2024		Nine Months Ended September 30,		2025-2024
	2025	2024	% Change		2025	2024	% Change
Total revenues	$438.5	$412.1	6.4%		$1,266.6	$1,186.2	6.8%
Net income	58.3	34.3	70.0%		125.9	64.6	94.9%
Net Investment gains (losses), after tax	2.7	3.0	-10.0%		(4.6)	0.1	N.M.
Per diluted share:
Net income	1.40	0.83	68.7%		3.03	1.56	94.2%
Net investment gains (losses), after tax	0.06	0.07	-14.3%		(0.11)	—	N.M.
Book value per share					$35.31	$31.60	11.7%
Net income return on equity - last twelve months	12.2%	8.8%	3.4	pts	12.2%	8.8%	3.4	pts
Net income return on equity - annualized	16.6%	11.0%	5.6	pts	12.3%	7.0%	5.3	pts

For the three and nine months ended September 30, 2025, net income increased $24.0 million and $61.3 million, respectively, primarily due to improved Property & Casualty segment results reflecting both the actions the Company has taken to reduce earnings volatility, and to a larger degree, unusually less severe weather activity including the impact of lower catastrophe losses.

Horace Mann Educators Corporation	41	Third Quarter 2025 Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2024, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2025-2024	Nine Months Ended September 30,		2025-2024
	2025	2024	% Change	2025	2024	% Change
Net premiums and contract charges earned	$310.3	$289.1	7.3%	$911.2	$845.2	7.8%
Net investment income(1)	119.6	113.0	5.8%	346.3	326.8	6.0%
Net investment gains (losses)	3.3	3.8	-13.2%	(5.9)	0.1	N.M.
Other income	5.3	6.2	-14.5%	15.0	14.1	6.4%
Total revenues	438.5	412.1	6.4%	1,266.6	1,186.2	6.8%

Benefits, claims and settlement expenses	171.0	191.3	-10.6%	537.7	574.9	-6.5%
Interest credited	55.7	54.8	1.6%	161.2	161.5	-0.2%
Operating expenses	96.3	82.9	16.2%	284.0	250.4	13.4%
DAC amortization expense	31.5	28.1	12.1%	91.0	82.1	10.8%
Intangible asset amortization expense	3.6	3.6	—%	10.8	10.9	-0.9%
Interest expense	8.9	8.7	2.3%	26.4	26.1	1.1%
Total benefits, losses and expenses	367.0	369.4	-0.6%	1,111.1	1,105.9	0.5%

Income before income taxes	71.5	42.7	67.4%	155.5	80.3	93.6%
Income tax expense	13.2	8.4	57.1%	29.6	15.7	88.5%
Net income	$58.3	$34.3	70.0%	$125.9	$64.6	94.9%
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the September 30, 2025 Form 10-Q.
Net Premiums and Contract Charges Earned
For the three and nine months ended September 30, 2025, net premiums and contract charges earned increased $21.2 million and $66.0 million, as the Property & Casualty segment continues to implement rate and inflation adjustments to coverage values and the Company sees strong growth in our Supplemental and Group Benefits segment.
Net Investment Income
For the three and nine months ended September 30, 2025, total net investment income increased $6.6 million and $19.5 million. The increase for the quarter is primarily due to continued strong returns from our fixed income portfolio and higher returns from our limited partnership funds. Excluding the reduction in net investment income due to an immaterial out-of-period correction of an error of $10.2 million, net investment income increased $29.7 million for the nine months ended September 30, 2025. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment yield, excluding limited partnership interests, pretax - annualized*(1)	4.9%	4.8%	4.6%	4.5%
Investment yield, excluding limited partnership interests, after tax - annualized*	4.0%	3.8%	3.7%	3.6%
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the September 30, 2025 Form 10-Q.

The higher investment yields, excluding limited partnership interests, for the nine months ended September 30, 2025 reflected stronger income from the fixed income portfolios.

Horace Mann Educators Corporation	42	Third Quarter 2025 Form 10-Q

During the three and nine months ended September 30, 2025, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines for the core portfolio. We continue to fund at levels that allow us to maintain our targeted allocation to commercial mortgage loan funds and limited partnership interests while maintaining balance between principal protection and risk.
Net Investment Gains (Losses)
For the three and nine months ended September 30, 2025, total net investment losses were comparable to prior year and increased by $6.0 million, respectively. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Credit loss and intent-to-sell impairments	$0.3	$(0.7)	$(2.8)	$(0.7)
Sales and other, net	0.3	0.1	4.4	(3.2)
Change in fair value - equity securities	2.2	5.2	0.3	5.7
Change in fair value and gains (losses) realized on settlements - derivatives	0.5	(0.8)	(7.8)	(1.7)
Net investment gains (losses)	$3.3	$3.8	$(5.9)	$0.1

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three and nine months ended September 30, 2025, other income decreased $0.9 million and increased $0.9 million, respectively.
Benefits, Claims and Settlement Expenses
For the three and nine months ended September 30, 2025, benefits, claims and settlement expenses decreased $20.3 million and $37.2 million due to lower catastrophe losses and underlying losses in the Property & Casualty segment as well as lower Life benefits related to assumption changes during the quarter.
Interest Credited
For the three and nine months ended September 30, 2025, interest credited increased $0.9 million and $1.2 million.
Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 3.4% and 3.1% as of September 30, 2025 and September 30, 2024, respectively.
Operating Expenses
For the three and nine months ended September 30, 2025, operating expenses increased $13.4 million and $33.6 million, reflecting continued investments in growth and higher incentives driven by better than expected results.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For the three and nine months ended September 30, 2025, DAC amortization expense increased $3.4 million and $8.9 million, primarily due to premium increases in the Property & Casualty segment driving higher commission and underwriting expenses which increase DAC asset levels.
Intangible Asset Amortization Expense
For the three and nine months ended September 30, 2025, intangible asset amortization expense was flat with prior year.

Horace Mann Educators Corporation	43	Third Quarter 2025 Form 10-Q

Interest Expense
For the three and nine months ended September 30, 2025, interest expense increased $0.2 million and $0.3 million, respectively.
Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 19.0% and 19.6% for the nine months ended September 30, 2025 and 2024, respectively. Income from investments in tax-advantaged securities decreased the effective income tax rates by 2.0 and 2.8 percentage points for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for the nine months ended September 30, 2025 was further reduced by 1.2 percentage points due to purchases of transferable tax credits, which are expected to be used in the 2025 tax year. The company has outstanding commitments of $23.0 million related to such purchases as of September 30, 2025.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.
As of September 30, 2025, our federal income tax returns for years prior to 2021 are no longer subject to examination by the Internal Revenue Service. We do not anticipate any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
On July 4, 2025, the One Big Beautiful Bill Act was signed into U.S. law, introducing a broad range of business tax reform. The Company does not expect the new legislation to have a material impact on its ongoing effective tax rate or financial condition.
Outlook for 2025
The following discussion provides outlook information for our results of operations and capital position.
Consolidated Results
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2025 full year core earnings* will be within a range of $4.50 to $4.70 per diluted share, generating a core return on equity* of over 10%. These results anticipate the following:
•Property & Casualty segment target profitability of Auto in the mid-90s Combined Ratio and Property at a 90 or below Combined ratio with ~$65 million of catastrophe losses
•Life & Retirement segment long-term target net interest spread between 220 and 230 bps and mortality in line with actuarial assumptions
•Supplemental & Group Benefits segment target blended benefit ratio of 39%
•Net investment income between $473 million and $477 million pre-tax, or $373-$377 million excluding the accreted investment income on the deposit asset on reinsurance in the Life & Retirement segment
•Approximately $40 million to $45 million in corporate Interest expense and other items included in results for the Corporate & Other segment
As described in Application of Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see forward-looking information in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 concerning other important factors that could impact actual results. Our projections due not include a forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.

Horace Mann Educators Corporation	44	Third Quarter 2025 Form 10-Q

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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates in that Form 10-K within which we identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for fixed maturity securities
•Valuation of future policy benefit reserves
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
Compared to December 31, 2024, as of September 30, 2025, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.

Horace Mann Educators Corporation	45	Third Quarter 2025 Form 10-Q

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
(All comparisons vs. same periods in 2024, unless noted otherwise)
For the three and nine months ended September 30, 2025, net income reflected the following factors:
•Increases in average written premium per policy
•Lower underlying loss ratio*
•Catastrophe losses lower than prior year by 13.3 points and 7.5 points for the three and nine months, respectively
•Higher net investment income driven by limited partnership portfolio and the fixed income portfolio

Horace Mann Educators Corporation	46	Third Quarter 2025 Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2025-2024		Nine Months Ended September 30,		2025-2024
	2025	2024	% Change		2025	2024	% Change
Underwriting Results
Net premiums written*	$232.1	$212.3	9.3%		$628.8	$583.6	7.7%
Net premiums earned	204.7	187.3	9.3%		594.7	539.7	10.2%
Losses and loss adjustment expenses
Current accident year before catastrophe losses	116.4	113.7	2.4%		335.9	340.3	-1.3%
Current accident year catastrophe losses	9.9	34.0	-70.9%		56.0	91.1	-38.5%
Prior years' reserve development(1)	(3.0)	(13.0)	N.M.		(13.8)	(19.2)	N.M.
Total losses and loss adjustment expenses	123.3	134.7	-8.5%		378.1	412.2	-8.3%
Operating expenses, including DAC amortization expense	56.5	48.8	15.8%		165.6	144.2	14.8%
Underwriting gain (loss)	24.9	3.8	N.M.		51.0	(16.7)	N.M.
Net investment income	14.8	8.8	68.2%		41.4	30.6	35.3%
Other income	0.6	0.6	—%		2.6	1.9	36.8%
Income (loss) before income taxes	40.3	13.2	205.3%		95.0	15.8	501.3%
Income tax expense (benefit)	8.5	2.6	226.9%		19.9	3.2	521.9%
Net income (loss)	31.8	10.6	200.0%		75.1	12.6	496.0%
Core earnings (loss)*	31.8	10.6	200.0%		75.1	12.6	496.0%

Operating Statistics:
Auto
Net premiums written*	$131.6	$129.1	1.9%		$379.9	$368.1	3.2%
Loss and loss adjustment expense ratio	67.4%	66.4%	1.0	pts	68.2%	70.1%	-1.9	pts
Expense ratio	28.3%	26.4%	1.9	pts	28.2%	26.7%	1.5	pts
Combined ratio:	95.7%	92.8%	2.9	pts	96.4%	96.8%	-0.4	pts
Prior years' reserve development(1)	-0.1%	-6.7%	6.6	pts	-1.1%	-4.4%	3.3	pts
Catastrophe losses	0.9%	1.6%	-0.7	pts	1.9%	2.0%	-0.1	pts
Underlying combined ratio*	94.9%	97.9%	-3.0	pts	95.6%	99.2%	-3.6	pts
Property (excludes other liability)
Net premiums written*	$99.2	$82.5	20.2%		$247.0	$214.7	15.0%
Loss and loss adjustment expense ratio	48.8%	81.6%	-32.8	pts	55.6%	86.9%	-31.3	pts
Expense ratio	26.5%	25.5%	1.0	pts	27.5%	26.8%	0.7	pts
Combined ratio:	75.3%	107.1%	-31.8	pts	83.1%	113.7%	-30.6	pts
Prior years' reserve development(1)	-3.6%	-7.4%	3.8	pts	-4.4%	-2.6%	-1.8	pts
Catastrophe losses	11.2%	47.6%	-36.4	pts	22.0%	43.9%	-21.9	pts
Underlying combined ratio*	67.7%	66.9%	0.8	pts	65.5%	72.4%	-6.9	pts

Household retention-LTM
Auto					83.7%	86.6%	-2.9	pts
Property					88.7%	90.1%	-1.4	pts
(1)    (Favorable) unfavorable.

Horace Mann Educators Corporation	47	Third Quarter 2025 Form 10-Q

The Property & Casualty segment three and nine month net income of $31.8 million and $75.1 million, as well as the three month and six month combined ratio of 87.8% and 91.4%, respectively, reflected improved current year underlying results and catastrophe losses below prior year and recent prior periods.
The current quarter reflects an increase in net premiums written* of 9.3%, with average written premiums* rising for both property and auto. Sales* were steady for the quarter, up 5.4% from the prior year, and household retention remains in line with expectations.
The three and nine month loss ratios decreased 11.7 and 12.8 points from last year reflecting higher average premiums and catastrophe losses that were below recent prior periods. In addition, $3.0 million and $13.8 million of net favorable prior years' reserve development for the three and nine months reduced the loss ratio 1.5 and 2.3 points, respectively. Catastrophe losses for the quarter were $9.9 million, pretax, contributing 4.8 points to the combined ratio. In total, there were 14 events designated as catastrophes by Property Claims Services (PCS) in this year’s third quarter. The lower catastrophe losses are driven by lower frequency and severity of policyholder claims. In the third quarter of 2024, catastrophe losses were $34.0 million, pretax, contributing 18.1 points to the combined ratio, from 20 PCS events.
The year-over-year increase in average written premiums* for auto policies remained elevated in the third quarter at 6.6%, with retention consistent with the second quarter, and in line with expectations, given the rate actions the Company has taken. The third-quarter auto underlying loss ratio* was 66.6%, improving 4.9 points from the prior year quarter, reflecting the benefit of higher average earned premium. The third quarter reported loss ratio benefited 0.2 points from favorable prior years' reserve development.
The year-over-year increase in average written premiums* for property policies was 13.8% in the third quarter, as rate increases and inflation adjustments to coverage values continue to take effect. Policyholder retention remains strong. The third-quarter property underlying loss ratio* was 41.2%, a 0.2 point decrease from prior year reflecting the increase in average earned premium*. The third quarter reported loss ratio benefited 3.6 points from favorable prior years' reserve development.

Horace Mann Educators Corporation	48	Third Quarter 2025 Form 10-Q

Life & Retirement
The Life & Retirement segment markets 403(b) tax-qualified fixed, fixed indexed and variable annuities; the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans; and other retirement products to educators as well as traditional term and whole life insurance products. Horace Mann is one of the largest participants in the K-12 educator portion of the 403(b) tax-qualified annuity market, measured by 403(b) net premiums written on a statutory accounting basis. The Life & Retirement segment represented 34% of total revenues in 2024.
(All comparisons vs. same periods in 2024, unless noted otherwise)
For the three and nine months ended September 30, 2025, net income reflected the following factors:
•Benefits expense in Life decreased due to annual assumption updates related to mortality for both comparisons
•Annualized quarterly and nine month net interest spread on fixed annuities up 3 basis points and 28 basis points, respectively
•Higher operating expenses due to growth

Horace Mann Educators Corporation	49	Third Quarter 2025 Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended September 30,		2025-2024	Nine Months Ended September 30,			2025-2024
	2025	2024	% Change	2025	2024		% Change
Life & Retirement
Net premiums written and contract deposits*	$170.4	$155.8	9.4%	$452.4	$421.0		7.5%
Revenues
Net premiums and contract charges earned	39.2	39.1	0.3%	117.3	114.9		2.1%
Net investment income(1)	94.0	94.6	-0.6%	273.5	269.3		1.6%
Other income	6.1	5.3	15.1%	15.8	14.7		7.5%
Total revenues	139.3	139.0	0.2%	406.6	398.9		1.9%
Benefits and Expenses
Benefits and change in reserves	28.6	35.2	-18.8%	90.8	96.1		-5.5%
Interest credited	54.2	53.6	1.1%	157.3	158.0		-0.4%
Operating expenses	30.0	26.1	14.9%	87.5	78.6		11.3%
DAC amortization expense	5.9	5.9	—%	17.6	18.6		-5.4%
Intangible asset amortization expense	0.1	0.1	N.M.	0.2	0.2		N.M.
Total benefits and expenses	118.8	120.9	-1.7%	353.4	351.5		0.5%
Income before income taxes	20.5	18.1	13.3%	53.2	47.4		12.2%
Income tax expense	3.6	3.3	9.1%	9.5	8.6		10.5%
Net income	16.9	14.8	14.2%	43.7	38.8		12.6%
Core earnings*	15.1	15.1	—%	47.6	37.3		27.6%

Life policies in force (in thousands)				161	161		—%
Life insurance in force				$21,387	$20,903		2.3%
Life persistency - LTM				95.9%	96.0%	-0.1	pts

Annuity contracts in force (in thousands)				214	218		-1.8%
Horace Mann Retirement Advantage® contracts in force (in thousands)				23	21		9.5%
Cash value persistency - LTM				92.0%	91.5%	0.5	pts
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the September 30, 2025 Form 10-Q.
Life & Retirement segment net income for the three and nine months ended September 30, 2025, of $16.9 million and $43.7 million was up 14.2% and 12.6%, primarily due to favorable benefits in the Life segment for both comparisons and higher net investment income for the nine month comparison. Life benefits reflected favorable assumption changes related to mortality costs in the current quarter compared to the prior year. On a year-to-date basis, mortality costs remain within our expected actuarial range. The net spread increase reflects lower borrowing costs and increased advances from our FHLB funding agreements compared with 2024. Excluding the reduction in net investment income due to an immaterial out-of-period correction of an error of $6.7 million ($5.3 million after tax), net investment income increased $10.9 million for the nine months ended September 30, 2025.
For the Retirement business, net annuity contract deposits were up 9.3% for the quarter at $138.6 million. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, which provide encouraging cross-sell opportunities. Average persistency rose from the prior period to 92.0%.
Horace Mann currently has $5.9 billion in annuity assets under management, including $2.2 billion of fixed annuities, $3.3 billion of variable annuities and $0.4 billion of fixed indexed annuities. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, were up due to the effect of equity market performance on assets.
Life annualized sales* were $2.9 million for the quarter. Persistency remains strong. Life insurance in force rose to $21.4 billion at quarter-end.

Horace Mann Educators Corporation	50	Third Quarter 2025 Form 10-Q

We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $833.6 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.
As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $2.6 million in year one, reducing the annualized net interest spread on fixed annuities by approximately 10 basis points, compared to the current period annualized net interest spread on fixed annuities. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to guaranteed minimum crediting rates.
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

(All comparisons vs. same periods in 2024, unless noted otherwise)
For the three and nine months ended September 30, 2025, net income reflected the following factors:
•Higher premium earned reflecting investment to grow the book of business
•Lower benefits ratio for Group Benefits for the quarter and higher benefits ratio for the year
•Higher operating expenses due to investment in growth

Horace Mann Educators Corporation	51	Third Quarter 2025 Form 10-Q

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended September 30,		2025-2024		Nine Months Ended September 30,		2025-2024
	2025	2024	% Change		2025	2024	% Change
Supplemental & Group Benefits
Revenues
Net premiums and contract charges earned	$66.4	$62.7	5.9%		$199.2	$190.6	4.5%
Net investment income(1)	11.1	10.1	9.9%		27.6	28.4	-2.8%
Other income	(1.9)	(0.4)	-375.0%		(4.9)	(4.6)	-6.5%
Total revenues	75.6	72.4	4.4%		221.9	214.4	3.5%
Benefits and Expenses
Benefits, settlement expenses and change in reserves	20.6	22.6	-8.8%		72.7	70.1	3.7%
Operating expenses (including DAC amortization expense)	32.5	27.5	18.2%		95.1	82.8	14.9%
Intangible asset amortization expense	3.5	3.5	—%		10.6	10.7	-0.9%
Total benefits and expenses	56.6	53.6	5.6%		178.4	163.6	9.0%
Income before income taxes	19.0	18.8	1.1%		43.5	50.8	-14.4%
Income tax expense	4.0	4.0	—%		9.4	10.9	-13.8%
Net income	15.0	14.8	1.4%		34.1	39.9	-14.5%
Core earnings*	17.7	17.6	0.6%		45.1	48.4	-6.8%

Benefits ratio	30.9%	36.0%	-5.1	pts	36.5%	36.8%	-0.3	pts
Operating expense ratio	43.1%	37.9%	5.2	pts	42.9%	38.6%	4.3	pts
Pretax profit margin	25.1%	26.0%	-0.9	pts	19.6%	23.7%	-4.1	pts

Individual supplemental products benefits ratio	25.4%	27.8%	-2.4	pts	27.1%	28.9%	-1.8	pts
Individual supplemental premium persistency (rolling beginning 12 months)	89.6%	90.8%	-1.2	pts	89.6%	90.8%	-1.2	pts
Group benefits products benefits ratio	35.7%	43.6%	-7.9	pts	44.7%	43.9%	0.8	pts
Group benefits covered lives (in thousands)					865	842	2.7%
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the September 30, 2025 Form 10-Q.

Supplemental & Group Benefits segment net income for the three and nine months ended September 30, 2025, of $15.0 million and $34.1 million, was up $0.2 million and down $5.8 million, respectively. The Individual Supplemental benefits ratio decreased 2.4 points and 1.8 points for the three and nine months ended as we continue to see favorable policyholder utilization trends relative to our long-term expectations. The Group Benefits benefit ratio decreased 7.9 points and increased 0.8 points for the three and nine months due to favorable policy utilization during the quarter and slightly elevated for the year. Operating expense increase reflects inflation and investments being made in growth initiatives and infrastructure.
Excluding the reduction in net investment income due to an immaterial out-of-period correction of an error of $3.5 million ($2.8 million after tax), net investment income increased $2.7 million for the nine months ended September 30, 2025.
Total sales* for the three and nine months ended September 30, 2025 increased $4.7 million with Individual Supplemental product sales increasing $1.7 million and Group Benefits products increasing $3.0 million. Individual Supplemental sales increased 40.5% and Group Benefits sales increased 90.9% due to our strategic investments to drive growth. Variability in sales between comparable periods is typical for Group Benefits given the relatively small scale and the longer sales cycle of this business. Persistency remains strong for the segment.

Horace Mann Educators Corporation	52	Third Quarter 2025 Form 10-Q

Corporate & Other
(All comparisons vs. same periods in 2024, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended September 30,		2025-2024	Nine Months Ended September 30,		2025-2024
	2025	2024	% Change	2025	2024	% Change
Revenues
Total revenues	0.2	0.2	—%	5.3	0.6	N.M.

Expenses
Interest expense	$8.9	$8.7	2.3%	$26.4	$26.1	1.1%
Other operating expenses	2.9	2.7	7.4%	9.2	8.3	10.8%
Total expenses	11.8	11.4	3.5%	35.6	34.4	3.5%
Loss before income taxes	(11.6)	(11.2)	-3.6%	(30.3)	(33.8)	10.4%
Income tax benefit	(3.5)	(2.3)	-52.2%	(7.9)	(7.0)	-12.9%
Core loss* after tax	(8.1)	(8.9)	9.0%	(22.4)	(26.8)	16.4%
Net investment gains (losses), pretax	3.3	3.8	N.M.	(5.9)	0.1	N.M.
Tax on net investment gains (losses)	0.6	0.8	N.M.	(1.3)	—	N.M.
Net investment gains (losses), after tax	2.7	3.0	N.M.	(4.6)	0.1	N.M.
Net loss	(5.4)	(5.9)	8.5%	(27.0)	(26.7)	-1.1%

For the three and nine months ended September 30, 2025, the net results increased $0.5 million and $0.3 million, respectively.
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

($ in millions)	Three Months Ended September 30,		2025-2024	Nine Months Ended September 30,		2025-2024
	2025	2024	% Change	2025	2024	% Change
Net investment income - managed investment portfolio	$96.4	$87.2	10.6%	$273.6	$249.8	9.5%
Investment income - deposit asset on reinsurance	23.2	25.8	-10.1%	72.7	77.0	-5.6%
Total net investment income(1)	119.6	113.0	5.8%	346.3	326.8	6.0%
Pretax net investment gains (losses)	3.3	3.8	-13.2%	(5.9)	0.1	N.M
Pretax net unrealized investment losses on fixed maturity securities				(319.0)	(301.8)	N.M
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the September 30, 2025 Form 10-Q.

For the three and nine months ended September 30, 2025, net investment income from our managed investment portfolio increased $9.2 million and $23.8 million. The increase was primarily driven by higher returns in limited partnerships and core fixed performance. The investment yield on the portfolio excluding limited partnership interests was 4.6%, with new money yields continuing to exceed portfolio yields in the core fixed maturity securities portfolio.
For the three and nine months ended September 30, 2025, pretax net investment losses increased $0.5 million and $6.0 million. The increase was due to realized losses on equity securities.

Horace Mann Educators Corporation	53	Third Quarter 2025 Form 10-Q

Pretax net unrealized investment losses on fixed maturity securities as of September 30, 2025 were down $135.5 million, or 29.8%, compared to December 31, 2024, primarily due to a decrease of 42 basis points in US Treasury rates and investment-grade credit spreads that were tighter by 6 basis points.
Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	September 30, 2025
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	159	$361.1	$387.6	$(26.5)
Insurance	55	145.8	155.7	(9.9)
Energy	93	140.4	149.1	(8.7)
Utilities	86	136.7	151.9	(15.2)
HealthCare,Pharmacy	77	131.8	149.8	(18.0)
Real Estate	37	86.4	91.2	(4.8)
Transportation	43	73.8	79.8	(6.0)
Consumer Products	56	67.3	81.6	(14.3)
Natural Gas	19	59.3	64.5	(5.2)
Technology	38	58.3	62.9	(4.6)
All other corporates(1)	312	580.9	616.9	(36.0)
Total corporate bonds	975	1,841.8	1,991.0	(149.2)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	247	632.3	663.9	(31.6)
Commercial(2)	163	338.8	355.2	(16.4)
Other	88	84.3	84.0	0.3
Municipal bonds(3)	586	1,198.2	1,263.9	(65.7)
Government bonds
U.S.	44	359.9	415.5	(55.6)
Foreign	3	13.5	14.1	(0.6)
Collateralized loan obligations(4)	397	901.1	899.5	1.6
Asset-backed securities	153	296.6	298.4	(1.8)
Total fixed maturity securities	2,656	$5,666.5	$5,985.5	$(319.0)

Equity securities
Non-redeemable preferred stocks	15	$42.6
Common stocks	5	1.7
Closed-end fund	—	—
Total equity securities	20	$44.3

Total	2,676	$5,710.8
(1)The All other corporates category contains 21 additional industry sectors. Retail, Food & Beverage, Industry- Manufacturing, Telecommunications, Leisure-Entertainment represented $191.9 million of fair value at September 30, 2025, with the remaining 16 sectors each representing less than $32.0 million.
(2)At September 30, 2025, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 41.4% are tax-exempt and 77.3% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2025.
(4) Based on fair value, 99.9% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO- S&P, Moody's, Fitch, Dominion, A.M. Best, Morningstar, Egan Jones).

As of September 30, 2025, our diversified fixed maturity securities portfolio consisted of 4,018 investment positions, issued by 2,656 entities, and totaled approximately $5.7 billion in fair value. This portfolio was 97.4% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target

Horace Mann Educators Corporation	54	Third Quarter 2025 Form 10-Q

single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of September 30, 2025, 95.1% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		September 30, 2025
	December 31, 2024	September 30, 2025	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.9%	11.8%	$666.6	$679.3
AA(2)	42.3	43.0	2,435.7	2,626.3
A	19.7	20.5	1,163.2	1,199.6
BBB	21.2	20.0	1,135.6	1,201.9
BB	1.3	1.4	77.0	81.0
B	0.5	0.6	33.1	32.8
CCC or lower	0.1	—	1.9	2.9
Not rated(3)	3.0	2.7	153.4	161.7
Total fixed maturity securities	100.0%	100.0%	$5,666.5	$5,985.5
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	—	—	—
BBB	77.3	69.1	30.6
BB	16.2	21.2	9.4
B	0.2	0.2	0.1
CCC or lower	—	—	—
Not rated	6.3	9.5	4.2
Total equity securities	100.0%	100.0%	$44.3

Total			$5,710.8
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating may be used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At September 30, 2025, the AA rated fair value amount included $359.6 million of U.S. Government and federally sponsored agency securities and $631.4 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSRO.

As of September 30, 2025, the fixed maturity securities portfolio had $395.2 million of pretax gross unrealized investment losses on $3,095.0 million of fair value related to 2,135 positions. Of the investment positions with gross unrealized losses, there were 363 trading below 80.0% of the carrying value as of September 30, 2025. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of September 30, 2025 as due to factors other than a credit loss. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment. See Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.
Unrealized investment losses declined primarily due to a decrease in US Treasury rates. As of September 30, 2025, the 10-year U.S. Treasury yield decreased 42 basis points since December 31, 2024, declining from 4.57% as of December 31, 2024 to 4.15% as of September 30, 2025. Credit spreads were only slightly tighter during the same time period for investment grade by 6 basis points, while high yield was wider by 6 bps. As of September 30, 2025, investment grade and high yield total returns were up 6.88% and 7.22%, respectively, since December 31, 2024.

Horace Mann Educators Corporation	55	Third Quarter 2025 Form 10-Q

Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the three and nine months ended September 30, 2025. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates presented in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

($ in millions)	Nine Months Ended September 30,		2025-2024
	2025	2024	% Change
Net cash provided by operating activities	$423.3	$258.6	63.7%
Net cash used in investing activities	(234.6)	(131.4)	-78.5%
Net cash provided by (used in) financing activities	75.7	(117.1)	164.6%
Net increase in cash and restricted cash	264.4	10.1	N.M.
Cash and restricted cash at beginning of period	38.1	29.7	28.3%
Cash and restricted cash at end of period	$302.5	$39.8	660.1%
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
For the nine months ended September 30, 2025, net cash provided by operating activities increased $164.7 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $(234.6) million and $(131.4) million, respectively.
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

Horace Mann Educators Corporation	56	Third Quarter 2025 Form 10-Q

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
For the nine months ended September 30, 2025, net cash provided in financing activities increased $192.8 million compared to the prior year period. The change was primarily due to $296.0 million from issuing Senior Notes described in the following paragraph, partially offset by a $68.0 million increase in cash outflows from the deposit asset on reinsurance, and a $57.0 million increase in net cash outflow from reverse repurchase agreements.
On September 26, 2025, the Company issued $300.0 million aggregate principal amount of 4.70% Senior Notes due October 1, 2030. The net proceeds will be used to fully repay the $250.0 million aggregate principal amount of 4.50% Senior Notes and accrued interest on October 14, 2025 and the remaining amount will be available for general corporate purposes.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Nine Months Ended September 30,		2025-2024	2025-2024
	2025	2024	$ Change	% Change
Balance at beginning of the period	$989.5	$904.5	$85.0	9.4%
Advances received from FHLB funding agreements	549.5	225.0	324.5	144.2%
Principal repayments on FHLB funding agreements	(499.5)	(170.0)	(329.5)	193.8%
Balance at end of the period	$1,039.5	$959.5	$80.0	8.3%

Horace Mann Educators Corporation	57	Third Quarter 2025 Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑
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

Horace Mann Educators Corporation	58	Third Quarter 2025 Form 10-Q

As of September 30, 2025, we held $1.3 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2025 from all of our insurance subsidiaries without prior regulatory approval is $145.7 million, excluding the impact and timing of prior dividends, of which $65.0 million was paid during the nine months ended September 30, 2025. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Total capital was $2,284.2 million as of September 30, 2025, including $842.9 million of long-term debt. Total debt represented 36.9% of total capital including net unrealized investment losses on fixed maturity securities (26.9% excluding net unrealized investment losses on fixed maturity securities, net reserve remeasurements attributable to discount rates, and restricted cash for debt repayment*) as of September 30, 2025, which was above our long-term target of 25.0% for our debt to capital ratio excluding net unrealized investment gains (losses), net reserve remeasurements attributable to discount rates, and restricted cash for debt repayment reflecting the pending redemption of the 2015 Senior Notes in October.
Shareholders' equity was $1,441.3 million as of September 30, 2025, including net unrealized investment losses on fixed maturity securities of $250.8 million after taxes. The market value of our common stock and the market value per share were $1,843.5 million and $45.17, respectively, as of September 30, 2025. Book value per share and adjusted book value per share* was $35.31 and $39.51, respectively, as of September 30, 2025.
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of September 30, 2025 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this Quarterly Report on Form 10-Q.
Total dividends paid to shareholders was $42.9 million for the nine months ended September 30, 2025. In March, May, and September of 2025, the Board of Directors (Board) approved regular quarterly dividends of $0.35 per share.
For the nine months ended September 30, 2025, we repurchased 343,301 shares of our common stock under our share repurchase program for a total cost of $13.9, at an average price per share of $40.70. See Part II - Item 8, Note 12 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information. As of September 30, 2025, $62.4 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	59	Third Quarter 2025 Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	September 30, 2025	December 31, 2024
Short-term debt
Revolving Credit Facility	Variable	2030	$—	$—
Long-term debt(1)
4.70% 2025 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $1.6 and $0.0 unamortized debt issuance costs of $3.2 and $0.0	4.70%	2030	295.2	—
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.3 and $0.4 and unamortized debt issuance costs of $1.9 and $2.3	7.25%	2028	297.8	297.3
4.50% 2015 Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.0 and $0.1 and unamortized debt issuance costs of $0.1 and $0.2	4.50%	2025	249.9	249.7
Total			$842.9	$547.0
(1)    We designate debt obligations as "long-term" based on maturity date at issuance.

On September 26, 2025, we issued $300.0 million aggregate principal amount of 4.70% senior notes (2025 Senior Notes), which will mature on October 1, 2030, issued at a discount resulting in an effective yield of 4.82%. Interest on the 2025 Senior Notes is payable semi-annually at a rate of 4.70%. The 2025 Senior Notes are redeemable in whole or in part, at any time, at our option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 20 basis points, plus, in either of the above cases, accrued interest up to, but not including the date of redemption. The 2025 Senior Notes are traded in the open market (HMN 4.70).
On September 15, 2023, we issued $300.0 million aggregate principal amount of 7.25% senior notes (2023 Senior Notes), which will mature on September 15, 2028, issued at a discount resulting in an effective yield of 7.29%. Interest on the 2023 Senior Notes is payable semi-annually at a rate of 7.25%. The 2023 Senior Notes are redeemable in whole or in part, at any time, at our option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 45 basis points, plus, in either of the above cases, accrued interest up to, but not including the date of redemption. The 2023 Senior Notes are traded in the open market (HMN 7.25).
As of September 30, 2025, we had $325.0 million available on the Revolving Credit Facility, with an interest rate based on Term SOFR plus 115 basis points plus the applicable benchmark adjustment spread. The Revolving Credit Facility expires on May 19, 2030. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of September 30, 2025.
As of September 30, 2025, we had outstanding $250.0 million aggregate principal amount of 4.50% senior notes (2015 Senior Notes), which will mature on December 1, 2025, issued at a discount resulting in an effective yield of 4.53%. Interest on the 2015 Senior Notes is payable semi-annually at a rate of 4.50%. Detailed information regarding the redemption terms of the 2015 Senior Notes is contained in the Part II - Item 8, Note 10 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. The 2015 Senior Notes are traded in the open market (HMN 4.50).
As of September 30, 2025, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
We had no obligation for securities sold under reverse repurchase agreements at September 30, 2025 compared to $12.0 million as of December 31, 2024.

Horace Mann Educators Corporation	60	Third Quarter 2025 Form 10-Q

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries, each of which is rated at the same level as our Property & Casualty and Life & Retirement subsidiaries. Assigned ratings and respective affirmation/review dates as of October 31, 2025 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	9/12/2025
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		9/12/2025
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		9/12/2025
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A	(stable)	N.A.		9/12/2025
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		9/12/2025
Fitch
HMEC (parent company)			BBB	(stable)	8/15/2025
HMEC's Life Group	A	(stable)			8/15/2025
HMEC's P&C Group	A	(stable)			8/15/2025
Moody's
HMEC (parent company)			Baa2	(stable)	3/26/2025
HMEC's Life Group	A2	(stable)			3/26/2025
HMEC's P&C Group	A2	(stable)			3/26/2025
S&P	A	(stable)	BBB	(stable)	1/27/2025
Reinsurance Programs
There have been no material changes in our reinsurance programs for our Property & Casualty, Life & Retirement and Supplemental & Group Benefits segments from that disclosed in Part I - Item 1, Reporting Segments in our Annual Report on Form 10-K for the year ended December 31, 2024.

Horace Mann Educators Corporation	61	Third Quarter 2025 Form 10-Q

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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2025. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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

Horace Mann Educators Corporation	62	Third Quarter 2025 Form 10-Q

ITEM 1A. I Risk Factors
At the time of issuance of this Quarterly Report on Form 10-Q, we believe there are no material changes from the risk factors as previously disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. I Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On May 13, 2025, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (i.e., the 2025 Program) to begin following the completion of the current $50 million repurchase plan which was authorized on May 25, 2022 (i.e., the 2022 Program). Both Programs authorize the repurchase of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice. During the three months ended September 30, 2025, we repurchased shares under the 2022 Program as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1 - 31	146,483	$41.06	146,483	$63.1	million
August 1 - 31	9,500	41.36	9,500	$62.8	million
September 1 - 30	8,586	44.96	8,586	$62.4	million
Total	164,569	$41.28	164,569	$62.4	million
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
During the three months ended September 30, 2025, Beverley McClure, Director, adopted a new 10b5-1 plan. The Plan was adopted on August 11, 2025. The Plan expires on the earlier of April 15, 2026, or upon execution of all trades or expiration of all orders relating to such trades. The Plan allows for the sale of up to 3,244 shares.
During the three months ended September 30, 2025, no other director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Horace Mann Educators Corporation	63	Third Quarter 2025 Form 10-Q

ITEM 6. I Exhibits
The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

99.1	Glossary of Selected Terms.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	64	Third Quarter 2025 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 7, 2025	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 7, 2025	/s/ Ryan E. Greenier

Ryan E. Greenier
Executive Vice President and
Chief Financial Officer

Date	November 7, 2025	/s/ Maureen Temchuk

Maureen Temchuk
Vice President, Controller and
Chief Accounting Officer

Horace Mann Educators Corporation	65	Third Quarter 2025 Form 10-Q