Form 10-K
period 2025-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2026-02-27
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2025, was $1,692.4 million.
As of February 17, 2026, the registrant had 40,449,550 shares of Common Stock, par value $0.001 per share, outstanding.
Documents Incorporated by Reference
Certain portions of the registrant's Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

HORACE MANN EDUCATORS CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2025

PART I
ITEM 1. I Business
Introduction
Measures within this Annual Report on Form 10-K that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within Part I of this Annual Report on Form 10-K. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Fourth Quarter 2025 Investor Supplement.
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

In 2019, the Company increased its market share when it acquired all of the equity interests in NTA Life Enterprises, LLC (NTA). NTA provides products and services through its insurance subsidiaries, National Teachers Associates Life Insurance Company (NTALIC) and NTA Life Insurance Company of New York (NTALIC NY). In 2022, we enhanced our value proposition for school districts by acquiring Madison National Life Insurance Company, Inc. (MNL) from its former parent, Independence Holding Company (IHC).
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
Also available in the Investors section of our website are our Corporate Governance Principles, Code of Conduct, Vendor Code of Conduct and other corporate policies as well as the charters of the HMEC Board of Directors (Board), Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee and Nominating and Governance Committee. Copies also may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, Springfield, Illinois 62715-0001. Our corporate social responsibility (CSR) reporting is available through the CSR section of our website, csr.horacemann.com.
On June 10, 2025, our Chief Executive Officer (CEO) submitted the Annual Section 12(a) CEO Certification to the NYSE without any qualifications. We filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2024, the CEO and Chief Financial Officer (CFO) certifications required under Section 302 of the Sarbanes-Oxley Act.
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
Education Market Opportunity
For more than 80 years, Horace Mann has served the education community with a deep understanding of educators’ unique financial and insurance needs. Our long-standing presence has enabled us to build a trusted brand, specialized products, and a differentiated distribution model with direct access in schools and districts across the country. As a result, we have a clear perspective of the education market and confidence in our ability to drive sustained, profitable growth.
The U.S. educator market represents approximately 14 million households, all of which Horace Mann can reach through our omni-channel distribution model. We maintain business-to-business relationships with more than half of U.S. K–12 school districts and have local agent representation in over 60% of the territories in which we operate. In markets without a local agent presence, we leverage strong call center and digital capabilities to ensure consistent nationwide access so educators can meet us where and how they prefer.

2 Annual Report on Form 10-K	Horace Mann Educators Corporation

In addition to the core educator market, we also have access to education-adjacent households where our brand, products, and services are well positioned to resonate. Our approach to these markets is disciplined and deliberate, focused on testing and learning in areas where we believe we have a clear right to win while remaining firmly anchored in education.
Our strategy is grounded in deep market expertise, scalable capabilities, and a differentiated product, distribution, and infrastructure (PDI) model. We are confident this approach positions Horace Mann to deliver sustained, profitable growth in service of educators, school districts, and trusted partners.
Products and Services
We help K-12 educators achieve their financial goals through a variety of products and services tailored to meet their unique needs.
Individual protection and savings solutions include auto insurance, property insurance, liability insurance, 403(b) retirement plans, mutual funds, life insurance, student loan solutions, credit monitoring, and financial wellness workshops.
In addition, Horace Mann offers a wide range of employee benefit protection products, including life, disability, accident, hospital, cancer and critical illness coverages. Products may be provided by employers or offered as voluntary coverages for employees to purchase. These options enable school districts, employers, or associations to enrich their employee or member total rewards by providing direct access to valuable financial protection products.
Distribution and Marketing
Horace Mann has a unique competitive advantage where we can meet clients at home, at work and throughout the community. Our omni-channel distribution model integrates relationship-based advice, digital access, and centralized expertise to deliver broad market reach, flexibility across geographies, and a scalable foundation for long-term growth.
Our model provides educators with choice and high-quality, expert consultation. For individual products and solutions, educators may choose to work with our exclusive agents who bring local market knowledge and specialized expertise in educators’ financial needs. These needs often include navigating state-specific retirement systems, managing student loan debt, and addressing out-of-pocket classroom expenses. Customers have access to a full suite of products, tools, and educational resources that support informed decision-making and consistent service.
In parallel, broker partners and benefit specialists provide employer-sponsored solutions through school districts and other public-sector employers, supporting benefit design, recruitment, and retention objectives. Together, these channels allow Horace Mann to deliver a consistent standard of consultation, service, and support across the education market.
Digital capabilities play a complementary role in our distribution strategy, enabling educators to easily and efficiently research, explore, and connect with Horace Mann. Our digital platforms support quoting, education, and lead generation while seamlessly integrating with our agent and service teams to ensure continuity of the customer experience.
Our Coverage Consultation Center provides centralized expertise that supports both customers and agents. The Center serves educators who prefer to engage by phone or who do not have a local agent, while also assisting agents in meeting specialized or complex customer needs. This centralized capability enhances service consistency, improves responsiveness, and increases our ability to scale across markets.
Our marketing strategy supports this integrated model by driving awareness, engagement, and lead generation within the education community. We leverage a diversified mix of digital, direct, and partnership-based marketing efforts, including long-standing relationships with professional associations and mission-aligned organizations. Additionally, through the Horace Mann ClubTM, educators can access a wide range of exclusive offerings, including fitness and wellness partnerships, financial tools, classroom resources, professional development programs, and more. These partnerships strengthen local access, reinforce brand trust, and create additional opportunities for growth.

Horace Mann Educators Corporation	Annual Report on Form 10-K 3

Infrastructure
We continue to invest in our Information Technology infrastructure to support ease of doing business through a modern, scalable environment. Our primary focus areas include:
•Generative Artificial Intelligence (GenAI) - positioning GenAI as a foundational, enterprise-wide capability intended to enhance decision-making, productivity, and customer engagement, while maintaining appropriate governance, controls, and risk management practices.
•Data Enlightenment - leveraging our extensive historical data assets to support data-informed decisions and actions across the organization.
•Digital Transformation - enhancing our end-to-end digital capabilities through the adoption of modern tools, platforms, and operating concepts.
Key initiatives that represent tangible progress against these focus areas include:
•Guidewire property and casualty platform, which supports improved customer and agent experience through capabilities such as electronic signatures, real-time policy issuance and changes, coverage comparison features, and consolidated billing.
•LifePro administration system for life, retirement, annuity, and supplemental products, which is intended to improve customer experience and drive operating efficiencies.
•Workday Financials system, which provides an integrated, end-to-end Corporate financial process platform to support scalability and growth.
•Individual Supplement and Group Benefits platform enhancements, which are designed to deliver a more robust, seamless, and automated end-to-end process, supporting growth initiatives and earnings diversification.
Our technology investments increasingly incorporate Generative AI to support operational efficiency, enhance customer interactions, and streamline internal workflows. During 2025, we expanded the use of GenAI across the enterprise while continuing to advance our AI risk management practices. In doing so, we have considered elements of the National Institute of Standards and Technology (NIST) AI Risk Management Framework and evolving regulatory expectations as reference points in shaping our approach. This approach is intended to support responsible innovation while reinforcing our commitment to ethics, security, and customer trust.
In 2026, we expect to further scale the application of Generative AI across Claims, Customer Care, and Operations. These efforts are intended to improve cycle times, service quality, employee productivity, and operating efficiency; however, the realization of such benefits is subject to execution, adoption, and other risk factors. As our use of Generative AI evolves, we will continue to enhance our governance, security, and compliance processes, informed by industry frameworks such as NIST. Efficiencies generated through technology and automation initiatives are expected to be reinvested to support strategic growth priorities.
Human Capital Resources
As of December 31, 2025, Horace Mann had approximately 1,800 employees located in Springfield, Illinois; Dallas, Texas; Madison, Wisconsin; Cherry Hill, New Jersey; and throughout the United States as part of our remote workforce.
Human Capital Oversight
Our Board of Directors, through its Compensation Committee, oversees our human capital management strategy. Our Chief Administrative Officer has executive responsibility for human capital management and regularly reports to senior management and the Board on matters including talent acquisition and retention, workforce planning, compensation, employee engagement, and succession planning.
We are committed to maintaining a workplace grounded in ethical conduct, inclusion, and accountability. Our Code of Conduct and related policies establish expectations for employee behavior and compliance across the organization.

4 Annual Report on Form 10-K	Horace Mann Educators Corporation

Talent Strategy and Development
We seek to attract, develop, and retain employees with the skills and capabilities needed to support our long-term strategy. Our talent management approach includes workforce planning, leadership development, performance management, and succession planning.
We provide employees with opportunities for professional growth through structured development programs, training resources, and leadership development initiatives. Employees participate in a performance management process designed to align individual objectives with company goals and reinforce accountability and performance.
Total Rewards
Our Total Rewards strategy is designed to attract and retain talent by offering competitive compensation and benefits. Employees are eligible for base pay, performance-based incentive compensation, and merit increases aligned with individual and company performance.
We offer a range of benefits, including health coverage, retirement savings plans, and wellness resources, consistent with market practices. We maintain a hybrid workforce model that supports flexibility while enabling collaboration and productivity.
Workforce Planning
In December 2025, we announced a voluntary Early Retirement Offering as part of disciplined workforce planning efforts aligned with our long-term business strategy. Eligibility for the program was based on age and years of service. The program was voluntary and designed to provide eligible employees with enhanced benefits as they consider retirement or other life transitions. As of December 31, 2025, no liability has been recognized, as employee acceptance and associated obligations will occur in 2026.
Reporting Segments
In 2025, we conducted our business across four reporting segments. The three reporting segments representing the major lines of business are: Property & Casualty, Life & Retirement, and Supplemental & Group Benefits. We do not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results in those segments, but classify those items in the fourth reporting segment, Corporate & Other.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 5

Property & Casualty segment
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
Similarly, we have increased our offering of third-party partner products in many areas to meet additional educator needs such as coverage for small business owners or classic/collector autos.
326,040 auto risks in force and
163,711 property risks in force at December 31, 2025.
Geographic distribution
Our Property & Casualty business is geographically diversified. For the year ended December 31, 2025, based on direct premiums for all product lines, the top five states and their portion of total direct insurance premiums were California, 15.4%; Texas, 9.2%; North Carolina, 7.6%; Minnesota, 6.2%; and Georgia, 4.9%.
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
$804.4 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our Property & Casualty subsidiaries are licensed to write business in 49 states and the District of Columbia.

6 Annual Report on Form 10-K	Horace Mann Educators Corporation

Catastrophe Losses (Pretax)(1)
The number of catastrophe events and the level of catastrophe losses can fluctuate significantly from year to year. Our catastrophe losses for the last five years are shown in the following table ($ in millions).

Year	Month	Event Description	States/Region	Total
2025				$61.7
	March	Wind and Thunderstorm	AL, AR, GA, IL, IN, KS, KY, LA, MD, MI, MO, MS, NC, NY, OH, OK, PA, TN, TX, VA, WI	6.6
		Other single events less than $5.0 million		55.1
2024				$94.9
	September	Hurricane Helene	AL, FL, GA, IN, KY, NC, OH, SC, TN, VA, WV	27.8
		Other single events less than $5.0 million		67.1
2023				$97.6
	March	Wind and Thunderstorm	AL, GA, IN, KY, MS, NC, OH, OK, PA, TN, TX, VA	5.8
	May	Wind and Thunderstorm	CO, FL, GA, KS, MO, NC, ND, OK, SC, TN, TX, VA	5.2
	June	Wind and Thunderstorm	AL, AR, CO, FL, GA, KY, LA, MS, OK, SC, TN, TX	5.1
	June	Wind and Thunderstorm	AR, CO, GA, IA, IN, KY, MD, MI, NC, NE, NH, NY, PA,TN, TX, VA, WY	7.6
		Other single events less than $5.0 million		73.9
2022				$80.0
	May	Wind and Thunderstorm	MN, WI	5.5
	May	Wind and Thunderstorm	MN, NE, SD, WI	7.0
	May	Wind and Thunderstorm	MI, MN, NJ, OH, PA, TX, WI	7.4
	December	Winter Storm Elliott	Northern Plains, Midwest and North East	8.1
		Other single events less than $5.0 million		52.0
2021				$78.2
	February	Winter Storm Viola	AR, IL, LA, MO, OK, TN. TX	5.1
	August	Hurricane Ida	AL, AK, CT, DE, DC, FL, GA, KY, LA, MD, MA, MS, NJ, NU, NC, PA, RI, TN, VI, WV	24.0
	December	Wildfire Marshall	CO	5.3
		Other single events less than $5.0 million		43.8
(1)    Net of reinsurance and before income tax benefits. Includes allocated loss adjustment expenses.

Fluctuations in catastrophe losses impact a property and casualty insurance company's claims and claim adjustment expenses incurred.

Horace Mann Educators Corporation	Annual Report on Form 10-K 7

Claims and Claim Expenses Incurred(1), 2023 - 2025 ($ in millions)
(1)    Claims and claim expenses incurred include the impact of prior years' reserve development as quantified in Property & Casualty reserves. Catastrophe totals are net of reinsurance and before income tax benefits.
Property & Casualty Reserves
Property & Casualty unpaid claims and claim expense reserves (reserves) represent management's best estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims that have been incurred but not yet reported (IBNR). We calculate and record a single best estimate of the reserve as of each reporting date in conformity with actuarial standards of practice. We engage an independent property and casualty actuarial consulting firm to prepare an independent study of our Property & Casualty reserves as of December 31 of each year. For additional information regarding the process used to estimate Property & Casualty reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending Property & Casualty insurance claims and claim expense reserves and prior years' reserve development recorded in each of the three years ended December 31, 2025, see Part I - Item 1A - Risk Factors - "Our property and casualty loss reserves may not be adequate", Part II - Item 7, Application of Critical Accounting Estimates and Results of Operations for the Property & Casualty Segment, and Part II - Item 8, Note 5 in the Consolidated Financial Statements of this Annual Report on Form 10-K.
All of our reserves for Property & Casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on the reserves.
Property & Casualty Reinsurance
All reinsurance is obtained through contracts which generally are entered into for each calendar year. Although reinsurance does not legally discharge us from primary liability for the full amount of our risks, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Past due reinsurance recoverables as of December 31, 2025 were not material.
We maintain catastrophe excess of loss reinsurance coverage. For 2025, our catastrophe excess of loss reinsurance coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund. For 2025, our retention was $35.0 million and the catastrophe excess of loss reinsurance coverage provided 95% coverage for the layers of $25.0 million excess of $35.0 million, $35.0 million excess of $60.0 million, and $90.0 million excess of $95.0 million. For 2026, our retention will remain at $35.0 million and the catastrophe excess of loss reinsurance coverage will provide 95% coverage for the layers of $25.0 million excess of $35.0 million, $35.0 million excess of $60.0 million, $90.0 million excess of $95.0 million, and $55.0 million excess of $185.0 million.

8 Annual Report on Form 10-K	Horace Mann Educators Corporation

The following table identifies our most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (A.M. Best) and Standard & Poor's Global Inc. (S&P) as of January 1, 2026. No other single reinsurer's percentage participation in 2026 or 2025 exceeds 5%. We monitor reinsurers' financial strength by reviewing A.M. Best and S&P ratings. For 2026 and 2025, all catastrophe reinsurance participants have an AM Best or S&P rating of A or higher.

A.M. Best Rating	S&P Rating	Reinsurer	Parent	2026	2025
A+	AA-	Lloyd's of London Syndicates		15.8%	18.2%
A+	AA-	Swiss Re Underwriters Agency, Inc.	Swiss Reinsurance Company, Ltd.	9.5%	13.0%
A++	AA-	HHC	Tokio Marine HHC	9.4%	N/A
NR	A+	R+V Versicherung AG	DZ BANK AG	9.0%	9.0%
A++	AA+	Transatlantic Reinsurance Company	Berkshire Hathaway, Inc.	8.1%	11.1%
A+	A+	Everest Reinsurance Company	Everest Re Group, Ltd.	5.6%	7.9%
A	A+	SCOR Global P&C SE	SCOR SE	5.2%	6.5%
NR - Not rated.
N/A - Not applicable.

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
For liability coverages in 2025, we reinsured each loss above a retention of $5.0 million per occurrence up to $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or risks issued by us to be involved in the same loss occurrence for coverage to apply. The clash event coverage is unchanged for 2026.
We market personal lines excess liability risks. The limits of these risks are $1.0 million to $5.0 million in excess of $0.5 million of underlying auto and homeowners liability coverage. In 2025, we reinsured risks on a quota share basis with Renaissance Reinsurance and Swiss Reinsurance who each assume 25% of losses for a total of 50%, including allocated loss adjustment expenses and premiums for all states. Policies written in 2026 will be subject to a 55% quota share with Renaissance Reinsurance and Swiss Reinsurance each assuming a 25% quota share and DEVK Rueckversicherungs assuming 5%.
For auto insurance sold in Michigan, Personal Injury Protection (PIP) unlimited coverage is offered in compliance with Michigan state law. For these risks with unlimited coverage, we participate in the Michigan Catastrophic Claims Association (MCCA). For risks issued in 2025, MCCA reimbursed PIP losses including allocated loss adjustment expenses in excess of $0.6 million.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 9

Life & Retirement segment
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

In 2025, 43.7% of net annuity contract deposits* were for 403(b) tax-qualified annuities. At year-end 2025, 55.0% of accumulated annuity value on deposit was 403(b) tax-qualified. To further assist registered representatives in delivering our value proposition, we have agreements with third-party vendors to market 529 college savings programs and provide brokerage clearing arrangements.
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
We offer an IUL product with interest crediting strategies linked to the S&P 500 Index and the Dow Jones Industrial Average (DJIA), offering a contingent return based on equity market performance. Along with our current product offerings, we continue to introduce new marketing support tools to aid the agency force.
We also maintain a closed block of Experience Life® policies. This product, discontinued in 2006, represents a flexible premium life insurance contract consisting mainly of whole life and term elements, along with an interest bearing policy account.
During 2025, the average face amount of individual life insurance policies issued by us was approximately $213,000 and the average face amount of individual life insurance policies in force at December 31, 2025 was approximately $134,000. Life insurance in force rose to $21.5 billion at year-end.

10 Annual Report on Form 10-K	Horace Mann Educators Corporation

Retirement assets under management
We market both fixed and variable annuity contracts, primarily on a tax-qualified basis. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2025 was $5.9 billion, net of reinsurance.
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

213,137 annuity contracts in force at December 31, 2025.

Variable annuities combine a fixed account option with equity-linked and bond-linked sub-account options. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, contractholders are able to choose the investment mix that matches their personal risk tolerance and retirement goals. As of December 31, 2025, we had 119 variable sub-account options including funds managed by some of the larger participants in the mutual fund industry.
Annuities are marketed under the Personal Retirement Planner annuity series, which includes a flexible premium deferred variable annuity, a flexible premium deferred fixed indexed annuity, a single premium deferred fixed annuity and a single premium immediate annuity. There are no surrender charges for early withdrawal across this series.
We also have funding agreements as part of our participation in the Federal Home Loan Bank (FHLB) program that provide an additional source of spread-based income.
Retirement assets under administration
In addition to annuities, we market the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans. This platform combines a wide array of mutual funds integrated with a group unallocated fixed annuity stable value fund. This platform provides us with greater flexibility to offer customized 403(b)(7) and other qualified plan solutions to better meet the needs of school districts and other non-for-profit plan sponsors. In 2019, we acquired a recordkeeping administrator, Benefit Consultants Group, Inc. (BCG) and we migrated the administration of our Horace Mann Retirement Advantage® platform from a third-party vendor to the BCG platform. We offer our group unallocated fixed annuity and Horace Mann Stable Value Solution, as an option within a number of the 401(k) plans administered by BCG. BCG had $1.0 billion of recordkeeping assets under administration as of December 31, 2025.

Horace Mann Educators Corporation	Annual Report on Form 10-K 11

Retirement Assets Under Administration, 2023 - 2025 ($ in billions)
Geographic distribution
Our Life & Retirement business is geographically diversified. For the year ended December 31, 2025, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct premiums and contract deposits were Pennsylvania, 8.6%; Indiana, 6.5%; Minnesota, 5.9%; Texas, 5.1%; and California, 5.0%.
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
$639.2 million in direct premiums and contract deposits, defined as premiums collected before reinsurance as determined under statutory accounting principles. Our principal life subsidiary is licensed to write business in 49 states and the District of Columbia.
The market for tax-deferred retirement products in our target market was impacted by the revised Code Section 403(b) regulations, which made the 403(b) market more comparable to the 401(k) market than it was in the past. This change made the 403(b) market more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business.

12 Annual Report on Form 10-K	Horace Mann Educators Corporation

Annuity Reinsurance
We reinsure a $3.1 billion block of in force fixed and variable annuity business with a minimum crediting rate of 4.5%. The reinsured fixed business represents approximately 50% of our in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet our risk management objectives. Under the annuity reinsurance agreement, approximately $2.3 billion of fixed annuity reserves are reinsured on a coinsurance basis. The separate account assets and liabilities of approximately $0.8 billion are reinsured on a modified coinsurance basis and thus, remain on our consolidated financial statements, but the related results of operations are fully reinsured. The annuity reinsurance agreement does not expose the reinsurer (RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Incorporated) to a reasonable possibility of a significant loss from insurance risk. Therefore, we recognize the annuity reinsurance agreement using the deposit method of accounting.
Life Reinsurance
The maximum individual life insurance risk retained by our Life segment is $500,000 on any individual life. The excess of the amounts retained are reinsured with life reinsurers that are rated A (Excellent) or above by A.M. Best. We also maintain a life catastrophe reinsurance program. In 2025, we reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. For 2026, our catastrophe risk coverage is unchanged. Our life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
Supplemental & Group Benefits segment
The Supplemental & Group Benefits segment offers employer-sponsored group coverage including accident, critical illness, limited-benefit fixed indemnity insurance, term life, short-term disability and long-term disability. Additionally, we offer individual supplemental products including heart, cancer, disability and accident coverages. We also have funding agreements as part of our participation in the FHLB program that provide an additional source of spread-based income.
The Supplemental & Group product portfolio is designed to help districts and other employers improve recruitment and retention. As the competition for top talent intensifies, public sector employers are increasingly looking to offer benefits that are competitive with those of the private sector. The products we provide are part of a typical "total rewards" compensation package, including some products paid by the employer and provided to groups of employees, as well as products that employees can select as part of their benefit enrollment process.

275,183 total Supplemental policies in force and 874,556 total Group covered lives at December 31, 2025

Group products may be purchased by employers to include in benefit packages for all employees or offered as a voluntary option for employees to purchase. Our typical group products are guaranteed issue, meaning no individual underwriting is required; in some instances an employee can apply for and purchase expanded coverage with individual medical underwriting. Group products can be customized to complement each employer's benefit package features. These group products typically have minimum participation rates and are underwritten at the group level to account for population size, industry, gender and age distribution, and other applicable risk factors.

Horace Mann Educators Corporation	Annual Report on Form 10-K 13

Our typical supplemental policies provide "HIPAA Excepted" benefits with simplified underwriting. They are most often purchased after face-to-face consultation and discussion in the workplace, often during a benefit enrollment process. Payment for supplemental products can be made directly to Horace Mann via recurring bank draft, credit card, or payroll deduction. These products offer defined benefit amounts that are paid directly to the insured, and are payable in addition to any other insurance coverages. An insured can use the supplemental benefit payments to cover medical or non-medical costs.
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
$159.5 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our principal group products insurance subsidiary is licensed to write business in 49 states, the U.S. Virgin Islands and the District of Columbia.
$126.0 million in direct premiums, defined as premiums earned before reinsurance as determined under statutory accounting principles. Our principal supplemental products insurance subsidiary is licensed to write business in 49 states, the U.S. Virgin Islands and the District of Columbia.
Geographic distribution of business
Our Group line of business is concentrated in the Upper Midwest, while our Supplemental business is concentrated in the Southern states including California. This provides opportunities for growth for both lines of business. For the year ended December 31, 2025, based on direct premiums for all product lines, the top five states and their portion of total direct insurance premiums for the Supplemental business were California, 30.3%; Texas, 12.6%; Florida, 7.2%; North Carolina, 5.2%; and Louisiana, 5.1%. The top five states and their portion of total direct insurance premiums for the Group business were Minnesota, 14.8%; Wisconsin, 13.3%; Pennsylvania, 9.7%; Indiana, 9.0%; and Iowa, 8.7%.
Competition
Competition in this market for employee benefit products is robust and consists of a number of national and regional carriers offering disability, accident, and health insurance, including Aflac, American Fidelity, Colonial (a subsidiary of Unum), Reliance Standard, The Standard, Trustmark, and Washington National (a subsidiary of

14 Annual Report on Form 10-K	Horace Mann Educators Corporation

CNO). Other carriers, such as Guardian, MetLife, Securian, and Voya, offer similar group products although, typically, focused on large cases in the private sector. A number of additional carriers have also entered parts of the employee benefit market.
In our target market, we believe that our principal competitive advantages in the sale of supplemental and Group products are overall service, product features, school and union partnerships, price, and name recognition.
Group Reserves
Unpaid claims and claim expense reserves for the Group products (Group reserves) represent management's best estimate of ultimate unpaid costs of losses and settlement expenses for reported claims and claims IBNR. We calculate and record a single best estimate of the Group reserves as of each reporting date in conformity with actuarial standards of practice. For additional information regarding the process used to estimate Group reserves and the risk factors involved, as well as a summary reconciliation of the beginning and ending Group claims and claim expense reserves and prior years' reserve development recorded for the year ended December 31, 2025, see Part I - Item 1A - Risk Factors - "Actual experience may differ from actuarial assumptions, which could adversely affect our results of operations and financial condition", Part II - Item 7, Results of Operations for the Supplemental & Group Benefits Segment, and Part II - Item 8, Note 5 of the Consolidated Financial Statements of this Annual Report on Form 10-K.
Group Reinsurance
We retained approximately 73.1% of gross and assumed group disability, life, and specialty health benefits in 2025. Reinsurance is used to manage our product portfolio, reduce the potentially adverse financial impact of large individual or group risks, and to reduce the strain on statutory income and surplus related to new business. We purchase quota share reinsurance and excess reinsurance in amounts deemed appropriate by our risk committee. We monitor our retention amounts by product line and have the ability to adjust our retention as appropriate.
Our current reinsurance program serves three primary purposes:
•We have legacy blocks of individual life, annuity and long term care benefits that are no longer strategic; these blocks are in runoff and effectively 100% ceded to remove the financial impact to us
•Reinsurance is purchased on a quota share basis to manage the surplus impact of new business
•For certain products, we use reinsurance above certain retention limits to mitigate large risks above our current risk appetite
These three uses roughly correspond to the percentages in the table below.
The following reinsurers represent approximately 98.0% of total ceded premium for the year ended December 31, 2025:

A.M. Best Rating		% of
	Reinsurer	Ceded Premiums
A	National Guardian Life Insurance Company	60.0%
A-	Clear Spring Life and Annuity Company	24.0%
A+	RGA Reinsurance Company	14.0%
	Total:	98.0%
We remain liable with respect to the insurance in force, which has been reinsured, in the unlikely event that the assuming reinsurers are unable to satisfy their obligations. The ceding of reinsurance does not discharge us from the primary liability of the insured.
Supplemental Reserves
Supplemental policy reserves represent our best estimate of the present value of future ultimate benefits, net of future premiums, to be provided for cancer, heart, hospital, disability and accident claims. The reserves are a single best estimate calculated in accordance with actuarial standards of practice. Unpaid claims and claim expenses provide provisions for claims reported to us plus an estimated accrual for claims IBNR. For additional information regarding the process used to estimate Supplemental reserves and the risk factors involved, see

Horace Mann Educators Corporation	Annual Report on Form 10-K 15

Part I - Item 1A - Risk Factors - "Actual experience may differ from actuarial assumptions, which could adversely affect our results of operations and financial condition”, Part II - Item 7, Results of Operations for the Supplemental & Group Benefits Segment, and Part II - Item 8, Note 6 of the Consolidated Financial Statements of this Annual Report on Form 10-K.
Supplemental Reinsurance
We retain all of the risk on our supplemental product lines, including accidental death risk embedded within certain products. However, other accidental death and dismemberment risks issued through life insurance policies and riders are ceded 100%. The maximum life insurance risk retained on any individual life is $100,000. The excess risk on the life insurance products is ceded to and reinsured by a third party that is rated A (Excellent) by A.M. Best.
Corporate & Other
Corporate & Other includes capital raising activities (including debt financing and related interest expense), net investment gains (losses), certain public company expenses and other corporate-level transactions including expenses related to business acquisition activity and termination of defined benefit plans. We do not allocate the impact of corporate-level transactions to the other reporting segments, consistent with the basis for management's evaluation of the results of those segments.
In addition, Corporate & Other includes commercial exposures related to legacy commercial claims. In the late 1960s and early 1970s, the Company reinsured certain commercial lines policies as a member of various insurance pooling arrangements. On January 1, 1975, the Company entered into a quota share retrocession treaty. Ultimately, after a series of amendments to the treaty and various corporate transactions involving the reinsurer, these obligations were assumed by Randall & Quilter Investment Holdings Limited (R&Q). It is management’s understanding that since 1975, claims arising under these legacy commercial lines policies were handled by various third parties pursuant to the terms of the January 1, 1975 reinsurance treaty and its subsequent amendments.
Investments
Our investments support our policy liabilities by serving as a resource for payment of benefits, losses, and expenses and as incremental source of income to support operations. Our strategy is primarily focused on generating income while balancing principal protection and investment risk. Our investment objectives are implemented through portfolios managed by external investment managers with internal management oversight that primarily emphasize investment grade fixed maturity securities that consider the anticipated duration of our liabilities. In addition to these securities, we also invest, or may invest, in limited partnership interests that are selected and monitored internally (which include commercial mortgage loan funds) and equity securities that are managed by external investment managers with internal management oversight to help improve returns. Our short-term investments include money market funds, commercial paper, U.S Treasury bills and other short-term investments that support our management of liquidity and investment strategies. Our other investments include FHLB common stock, mortgage loans, and derivatives that support our other business operations and are not speculative investments.
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

16 Annual Report on Form 10-K	Horace Mann Educators Corporation

Investment Portfolio as of December 31, 2025

($ in millions)	% of Total Fair Value	Fair Value
		Total	Life & Retirement	Supplemental & Group Benefits	Property & Casualty(7)	Amortized Cost, net
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. Government and agency obligations:(1)
Mortgage-backed securities	9.4%	$689.0	$466.9	$92.0	$130.1	$718.1
Other, including U.S. Treasury securities	4.5	325.8	275.0	38.7	12.1	381.4
Investment grade corporate and public utility bonds	18.0	1,312.1	778.2	230.2	303.7	1,431.1
Non-investment grade corporate and public utility bonds(2)	1.4	105.5	75.6	7.8	22.1	110.5
Investment grade municipal bonds	15.7	1,147.1	825.7	93.2	228.2	1,204.0
Non-investment grade municipal bonds(2)	0.2	17.4	10.2	1.9	5.3	18.4
Investment grade other asset-backed securities(3)	21.5	1,569.1	1,176.1	183.1	209.9	1,581.9
Non-investment grade other asset-backed securities(2)(3)	—	2.6	2.3	0.1	0.2	2.3
Foreign government bonds	0.1	10.0	9.0	—	1.0	10.6
Redeemable preferred stock	0.3	19.3	15.3	4.0	—	20.9
Equity securities:
Non-redeemable preferred stocks, investment grade	0.4	28.9	25.8	3.1	—	28.9
Non-redeemable preferred stocks, non-investment grade	0.2	11.8	8.4	0.8	2.6	11.8
Common stocks	—	1.2	—	—	1.2	1.2
Short-term investments(4)	2.9	210.4	61.9	60.0	88.5	210.5
Total publicly traded securities	74.6	5,450.2	3,730.4	714.9	1,004.9	5,731.6
Other Invested Assets:
Investment grade private placements	7.0	508.6	484.1	24.5	—	539.1
Non-investment grade private placements(2)	0.1	8.1	8.1	—	—	8.3
Mortgage loans(5)	0.5	38.2	34.3	3.9	—	38.2
Policy loans(5)	1.9	138.1	137.2	0.9	—	138.1
Limited partnership interests(6)	15.1	1,100.6	828.1	108.8	163.7	1,100.6
FHLB	0.5	39.3	32.2	6.1	1.0	39.3
Other	0.3	21.5	21.5	—	—	21.5
Total other invested assets	25.4	1,854.4	1,545.5	144.2	164.7	1,885.1
Total investments	100.0%	$7,304.6	$5,275.9	$859.1	$1,169.6	$7,616.7
(1)All investment grade that includes $316.7 million fair value of investments guaranteed by the full faith and credit of the U.S. Government and $698.1 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. Government.
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
(4)Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments of $210.5 million are all money market funds and are not rated.
(5)Mortgage loans are carried at amortized cost, net and policy loans are carried at unpaid principal balances.
(6)Limited partnership interests are accounted for using the equity method of accounting.
(7)Includes $13.7 million of fixed maturity securities, $3.8 million of equity securities, $76.7 million of short-term investments, and $29.4 million of limited partnership interests held in Corporate & Other.

Horace Mann Educators Corporation	Annual Report on Form 10-K 17

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
Fixed Maturity Securities Portfolio as of December 31, 2025

	% of Fixed Maturity Securities Portfolio	% of Total Investment Portfolio
Investment grade	97.7%	76.4%
Non-investment grade	2.4%	1.8%

Average credit quality	A+	A+
Average option-adjusted duration (years)	6.0	6.0
Percent maturing in next 5 years	27.6%	21.6%
Cash Flow
Information regarding our sources and uses of cash, including payment of principal and interest with respect to our indebtedness, and payment of dividends to our shareholders, is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements and in Part II - Item 7, Liquidity and Capital Resources of this Annual Report on Form 10-K.
The ability of our insurance subsidiaries to pay cash dividends to us is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2026 from all of our insurance subsidiaries without prior regulatory approval is approximately $162.5 million, excluding the impact and timing of prior year dividends, of which $115.0 million was paid during the year ended December 31, 2025.
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

18 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
In addition to individual state monitoring and regulation, state regulators develop coordinated regulatory policies through the National Association of Insurance Commissioners (NAIC). States have adopted NAIC risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on our insurance subsidiaries. As of December 31, 2025 and 2024, statutory capital and surplus of each of our insurance subsidiaries were above required levels. States have also adopted the NAIC's U.S. Own Risk and Solvency Assessment which requires insurance companies to submit their own assessment of their current and future risks and provide a consolidated group-level perspective on risk and capital formulated through an internal risk self-assessment process.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 19

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
Our Board oversees our Enterprise Risk Management (ERM) Committee’s (ERM Committee) risk assessments and risk mitigation strategies, including recommended actions to address climate change risks. These actions include managing climate risks through our ongoing risk assessments to help us improve the accuracy of our climate-related risk models, refine how we price and underwrite policies, and avoid an over concentration of insurance coverages and investments in geographies disproportionately likely to be affected by climate risk. In

20 Annual Report on Form 10-K	Horace Mann Educators Corporation

addition, we also purchase reinsurance to provide an additional layer of financial protection against large property and casualty catastrophe losses. Our 2026 coverage provides a layer of $240 million above a company retention of $35 million.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 21

Enterprise Risk Management
As a multi-line insurance company, we are exposed to many risks which are a function of the products we underwrite and the environments within which we operate. Since certain risks can be correlated, an event or a series of events can impact multiple areas of our business simultaneously and have a material effect on our results of operations, financial position and liquidity. These exposures require an entity-wide view of risk and an understanding of the potential impact on all aspects of our operations. It also requires us to manage our risk-taking to be within our appetite in a prudent and balanced effort to create and preserve value for all our stakeholders. Our ERM activities involve both the identification and assessment of a broad range of risks and the execution of coordinated strategies to effectively manage them. ERM also includes an evaluation of our risk capital needs, which takes into account regulatory requirements and credit rating considerations, in addition to economic and other factors. ERM is an integral part of our business operations. All risk owners across all functions, all corporate leaders and the Board are engaged in ERM. ERM involves risk-based analytics, as well as reporting and feedback throughout the enterprise in support of our long-term financial strategies and objectives.
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

22 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 1A. I Risk Factors
Introduction
We have identified what we believe reflect key significant risks to the organization, and in turn to our shareholders, which are outlined below. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these enumerated risks, we face numerous other strategic, operational and emerging risks that could in the aggregate lead to shortfalls to our long-term goals or add to short-term volatility in our earnings. Additionally, many risk factors are correlated, which could exacerbate the financial impact. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past. The following review of important risk factors should not be construed as exhaustive and should be read in conjunction with the Forward-looking Information section located in Part I - Item 1 of this Annual Report on Form 10-K as well as Part II - Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and other reports and materials we submit to the SEC. The words or phrases believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words or phrases of similar import generally involve forward-looking statements. All of the risks that may affect our financial or operating performance may not be material at this time but may become material in the future.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 23

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

24 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 25

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
We also distribute group benefits under agreements with third-party distribution partners, with distribution highly concentrated in one partner. If we are unable to retain our critical distribution partner or are unable to expand to additional distribution partners, our sales could be adversely impacted.
We utilize a diversified distribution approach to help mitigate these risks by enabling us to reach educators where, when, and how they prefer to engage, including through local agents, our call center, digital experiences, and strategic partnerships. A failure to effectively develop or maintain these distribution channels, develop new methods of reaching consumers, or realize cost efficiencies could impact our ability to grow our business and generate revenues, and new sales could suffer.
If we are not able to maintain secure access to educators, our financial condition and results of operations could be adversely affected.
Our ability to successfully increase new business in the educator market is largely dependent on our ability to effectively access educators either in their school buildings or through other approaches. While this is especially true for the sale of 403(b) tax-qualified retirement products via payroll deduction and Individual Supplemental sales, any significant decrease in access, either through fewer payroll slots, increased security measures, impacts of state or federal level pension reform initiatives, or for other reasons, could adversely affect the sale of all lines of business and require us to change our traditional approach to worksite marketing and promotion, as well as contact with potential customers. With the current IRS regulations regarding Section 403(b) arrangements, including retirement products, our ability to maintain and increase our share of the 403(b) market, and the access it gives for other product lines, will depend on our ability to successfully compete in this market. Some school districts and benefit consultants have placed emphasis on the relative financial strength ratings of competing companies, as well as low-cost product and distribution approaches, which may put us at a competitive disadvantage relative to other more highly rated insurance companies.
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
We accounted for the NTA and MNL acquisitions using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recognized on our consolidated balance sheet at their respective fair values as of the acquisition date, including recognition of intangible assets. Any excess of the purchase consideration over the fair value of the acquired net tangible and intangible assets is recognized as goodwill.
As of December 31, 2025, the Company's Consolidated Balance Sheet reflected goodwill and intangible assets recognized in connection with the recent acquisitions (see Part II - Item 8, Note 9 of the Consolidated Financial Statements for more information). To the extent the acquisitions do not provide the modeled returns, the value of goodwill or intangible assets could become impaired and thus, we may be required to recognize material non-cash charges relating to such impairment, which could adversely affect our results of operations.

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
Based on 2025 direct premiums earned, 60.9% of the total annual premiums for our Property & Casualty business were for policies issued in the ten largest states in which the insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, Texas, North Carolina, Minnesota, Georgia, South Carolina, and Louisiana.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 27

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
Actual experience differing significantly from our life and health pricing and reserving assumptions could negatively affect our results of operations and financial condition.
The profitability of our supplemental insurance, group, life insurance, and annuity products depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for our future policy benefits and claims. The premiums we charge and the liabilities we hold for future policy benefits are based on assumptions reflecting several factors, including the amount of premiums we will receive in the future, rate of return on assets we purchase, expected claims, mortality, morbidity, lapse rates and expenses. In addition, for our supplemental products, historical results may not be indicative of future performance due to, among other things, changes in our mix of business, regulatory actions or changes in legal doctrine impacting our products or lines of business, or any number of economic cyclical effects including inflation.
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
A large-scale pandemic, the occurrence of terrorism, or military actions may have an adverse effect on our business.
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

28 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
Climate change may adversely affect our financial position, results of operations, and cash flows.
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
Legal, regulatory, and social responses to climate change could adversely affect our financial condition, results of operations, and cash flows. Regulatory and stakeholder focus on climate-related risks and disclosures continues to evolve, which has resulted in, and may continue to result in, new or modified laws, regulations, and

Horace Mann Educators Corporation	Annual Report on Form 10-K 29

reporting requirements. In March 2024, the SEC adopted final rules requiring enhanced climate-related disclosures; however, the effectiveness and enforcement of these rules have been stayed due to ongoing legal challenges, and the scope, timing, and applicability of any such requirements remain uncertain. Regardless of the outcome of this litigation, climate-related regulatory requirements and stakeholder expectations may continue to develop at the federal, state, and international levels. We expect that changes in these laws, regulations and proposals could negatively impact our business, including by increasing our legal, compliance and information technology costs. For additional impacts from the regulatory environment, see Part I - Item 1A - Risk Factors - 'Legal, statutory and regulatory developments could adversely impact our business by increasing costs or making our business less profitable."
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
Cybersecurity threats are evolving in nature and becoming increasingly difficult to detect, and may come from a variety of sources, including organized criminal groups, “hacktivists,” terrorists, and nation state-supported actors. These threats include, among other things, computer viruses, worms, malware, ransomware, denial of service attacks, defective software, credential stuffing, social engineering, phishing attacks, human error, fraud, theft, or improper access by employees or service providers, and other similar threats. Furthermore, cyber-attacks increasingly involve the use of artificial intelligence (AI) and machine learning, with bad actors using these technologies to launch more automated, targeted, and coordinated attacks. Any cybersecurity incident, including system failure, cyber-attacks, security breaches, disruption by malware or other damage, with respect to our or our service providers’ information technology systems, could interrupt or delay our operations, result in a violation of applicable cybersecurity, privacy, data protection or other laws, regulations, rules, standards or contractual obligations, damage our reputation, cause a loss of customers or expose sensitive customer data, give rise to civil litigation, injunctions, damages, monetary fines or other penalties, subject us to additional regulatory scrutiny or notification obligations, and/or increase our compliance costs, any of which could adversely affect our business, financial conditions and results of operations.
We may not be able to anticipate all cyber-attacks, security breaches or other similar incidents, detect or react to such incidents in a timely manner, or adequately remediate any such incident. It may also take considerable time for us to investigate and evaluate the full impact of cyber-attacks, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full, and reliable information about cybersecurity incidents to our customers, regulators, and the public. In addition, recent disclosure requirements add additional risk that bad actors might use the information with malicious intent, exacerbating the impacts of a breach. While management is not aware of any cyber-attack, security breach or other similar incident that has had a material effect on our operations, there can be no assurances that such an incident that could have a material impact on us will not occur in the future.
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

30 Annual Report on Form 10-K	Horace Mann Educators Corporation

similar incident. In addition, while we maintain insurance that would mitigate the financial loss under such scenarios, providing what we believe to be appropriate policy limits, terms and conditions, we cannot guarantee that our insurance coverage will be adequate for all financial and non-financial consequences from a cybersecurity event, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
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
•competitive total rewards, including compensation and benefits;
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
Changes in U.S. federal or state laws, regulations, or interpretations could aversely affect our financial condition and results of operations. Legislative, regulatory, or administrative actions may occur with limited advance notice and may apply retroactively. We are unable to predict the likelihood, timing, or scope of any future tax law changes or their potential effects on our business. We continue to monitor developments and assess their potential impact on our operations and financial performance.
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
Artificial Intelligence Risks
Our increasing reliance on AI technologies introduces risks that could impact our business operations, regulatory compliance, financial performance, and customer relationships. These risks include potential inaccuracies in AI-driven processes, increased regulatory scrutiny, unintended biases, data privacy and security concerns, operational disruptions, and broader ethical considerations. Evolving and increasingly complex AI-related laws, regulations, and industry standards may increase our compliance costs and regulatory exposure, and failure to maintain effective governance, oversight, and risk controls could materially and adversely affect our business, results of operations, or reputation. While we are committed to implementing AI responsibly and aligning with best practices, there can be no assurance that AI-related risks will not affect our business, reputation, or compliance obligations.

Horace Mann Educators Corporation	Annual Report on Form 10-K 35

Further, AI technologies also have the potential to materially alter the competitive landscape. Specifically, there is a risk that existing or new market participants can utilize AI technology to reduce their operating costs and accelerate speed to market for new market participants.
ITEM 1B. I Unresolved Staff Comments
None.
ITEM 1C. I Cybersecurity
As a multi-line insurance company, our business operations rely upon secure information technology systems for data processing, storage, and reporting. We maintain a cybersecurity risk management program based on recognized standards such as the National Institute of Standards and Technology Cybersecurity Framework, other industry standards, and contractual requirements.
The Chief Information Security Officer (CISO) oversees the cybersecurity program, which includes employee education, proactive threat monitoring and investigation, incident response, oversight of third-party service providers, and other elements of our cybersecurity risk management program. Despite the design of our security measures and controls, our information technology systems may become subject to cyberattacks.
Unauthorized access to or unintentional dissemination of confidential, highly sensitive customer, employee, or company data through a breach of our facilities, networks, or databases, or those of our agents or third-party information technology and software vendors, could result in loss or theft of assets or operational disruption, regulatory actions, litigation, remediation costs, and reputational harm.
During the last fiscal year, we did not identify any cybersecurity events that had a material effect on the Company. As of the date of this Annual Report on Form 10-K, we have not identified any risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company's business strategy, results of operations, or financial condition.
The CISO is responsible for developing, maintaining, and enforcing cybersecurity and cyber risk-related policies; helping to ensure the Company and its subsidiaries satisfy applicable regulatory requirements and third-party risk assessment expectations; identifying and keeping abreast of security threats; as well as overseeing and implementing regular security awareness training for all employees. We adjust our policies, standards, and processes based on assessment results.
In leading the cybersecurity risk management program, the CISO regularly works with other divisions of the company, including legal, compliance, information technology, internal audit, and others to address potential risk from external threats, internal actions, and relationships with third-party service providers.
Horace Mann’s CISO has more than two decades of experience in IT, including network, infrastructure, and cybersecurity leadership. Before coming to Horace Mann, he led perimeter security at a publicly traded company, and the cybersecurity team of more than 150 members at another publicly traded company. In addition to the CISO, our internal cybersecurity team also works with third-party cybersecurity vendors to enhance the cybersecurity program and to assess, monitor, and respond to cybersecurity threats.
The Board of Directors exercises risk management oversight, including cybersecurity risk, through the Audit Committee. The Audit Committee receives quarterly reports regarding our risk management program. These include regular reports from the CISO on the state of our cybersecurity risk management program and updates on cybersecurity matters, key cybersecurity initiatives, risk mitigation efforts, and assessments of emerging threats.
The CISO is responsible for identifying and reporting cybersecurity incidents to the Disclosure Committee. A preliminary assessment of the nature and scope of potential incidents is conducted by a cross-functional team, including information security, compliance, legal, and other participants as necessary. Using a risk-based process, incidents are escalated to the Disclosure Committee. The Disclosure Committee is composed of senior executives from across Horace Mann and has oversight over SEC disclosure controls. After notification, the Disclosure Committee (or a designated subgroup) would review known information and develop an action plan,

36 Annual Report on Form 10-K	Horace Mann Educators Corporation

which may include Board outreach, expert retention, insurance notification, communication plans, and a materiality assessment.
While we and our IT providers employ security technologies and controls designed to address a rapidly changing and evolving IT environment (including data encryption processes and intrusion detection systems), conduct risk assessments, and maintain other internal control procedures intended to protect our and our customers' data, we acknowledge that no system can completely eliminate cyber attacks and accordingly provide only reasonable assurance that these objectives will be met. Further, the design of any cybersecurity risk management program or control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. As a result, the possibility of material financial loss remains despite our cybersecurity efforts. An investor should carefully consider the risks, and all other information set forth in this Annual Report on Form 10-K, including disclosures in Part I - Item 1A—Risk Factors.
ITEM 2. I Properties
As of December 31, 2025, we owned three buildings located in Springfield, Ill. comprised of our headquarters of approximately 225,000 square feet, a warehouse of approximately 11,000 square feet and one other building of approximately 12,000 square feet. In addition, we lease office space in suburban Dallas, Tx., Cherry Hill, N.J, and Madison, Wisc. which are utilized by one or more of all four reporting segments, depending on the location. For more information regarding our reporting segments, see Part I - Item 1, Reporting Segments of this Annual Report on Form 10-K. We believe our properties and facilities are suitable and adequate for current operations.
ITEM 3. I Legal Proceedings
At the time of issuance of this Annual Report on Form 10-K, we do not have a pending litigation from which there is a reasonable possibility of material loss.
ITEM 4. I Mine Safety Disclosures
Not applicable.

Horace Mann Educators Corporation	Annual Report on Form 10-K 37

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

	Market Price		Dividends
Fiscal Period	High	Low	Paid
2025:
Fourth Quarter	$46.75	$43.58	$0.35
Third Quarter	47.58	40.17	0.35
Second Quarter	43.95	38.87	0.35
First Quarter	43.09	36.55	0.35
2024:
Fourth Quarter	$42.63	$34.36	$0.34
Third Quarter	36.21	32.10	0.34
Second Quarter	39.11	32.35	0.34
First Quarter	37.73	32.68	0.34

The payment of dividends in the future is subject to the discretion of the Board and will depend upon general business conditions, legal restrictions and other factors the Board may deem to be relevant. Additional information is contained in Part I - Item 1, Cash Flow and in Part II - Item 8, Note 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

38 Annual Report on Form 10-K	Horace Mann Educators Corporation

Shareholder Return Performance Graph
The graph below sets forth the total five-year shareholder return on our common stock. The graph assumes a $100 investment as of December 31, 2020. The S&P 500 Index and the S&P 500 Insurance Index assume an annual reinvestment of dividends in calculating total return. We assume reinvestment of quarterly dividends when paid.
Comparison of Cumulative Five-Year Total Return to Shareholders

$225
$200
$175
$150
$125
$100
$75
Dec. 2020
Dec. 2021
Dec. 2022
Dec. 2023
Dec. 2024
Dec. 2025
HMEC
S&P 500 Insurance Index
S&P 500 Index

	Dec. 2020	Dec. 2021		Dec. 2022	Dec. 2023	Dec. 2024	Dec. 2025
HMEC	$100	$95		$95	$113	$108	$131
S&P 500 Insurance Index	100	131	144	145	158	200	208
S&P 500 Index	100	129		105	133	166	196
Holders and Shares Issued
As of February 17, 2026, the number of holders of our common stock was approximately 43,250.
For information required by Item 201(d) of Regulation S-K regarding the equity compensation plan, see Part III - Item 12, of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On May 13, 2025, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (2025 Program) to begin following the completion of the $50 million repurchase plan which was authorized on May 22, 2022 (2022 Program). Both Programs authorize the repurchase of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice.

Horace Mann Educators Corporation	Annual Report on Form 10-K 39

For the quarterly periods ended 2025 and 2024, we repurchased shares of our common stock under the Programs as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs
2025:
Fourth Quarter	153,925	$44.42	153,925	$55.5 million
Third Quarter	164,569	$41.28	164,569	$62.4 million
Second Quarter	175,492	$40.14	175,492	$69.2 million
First Quarter	3,240	$40.01	3,240	$26.2 million

2024:
Fourth Quarter	—	$—	—	$26.3 million
Third Quarter	115,377	$33.33	115,377	$26.3 million
Second Quarter	140,782	$33.58	140,782	$30.2 million
First Quarter	—	$—	—	$34.9 million
ITEM 6. I [Reserved]

40 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 7. I Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
($ in millions, except per share data)

Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part II - Item 7. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Annual Report on Form 10-K and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Fourth Quarter 2025 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".
This MD&A covers the following:
Introduction
The purpose of our MD&A is to provide an understanding of our consolidated results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Part II - Item 8 of this Annual Report on Form 10-K. Our MD&A generally discusses the results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II - Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (SEC) on February 27, 2025.
HMEC is an insurance holding company focused on helping America’s educators and others who serve the community achieve lifelong financial success. Through our subsidiaries, we market and underwrite individual and group insurance and financial solutions tailored to the needs of the educational community including:
•personal lines of property and casualty insurance, primarily auto and property coverages
•retirement products, primarily tax-qualified fixed, variable and fixed indexed annuities
•life insurance, primarily traditional term, whole life, and indexed universal life insurance products

Horace Mann Educators Corporation	Annual Report on Form 10-K 41

•individual supplemental insurance products, including accident, cancer, critical illness, hospital, and supplemental disability
•group benefits insurance products, primarily group disability, group life, and group supplemental health
We market our products primarily to K-12 teachers, administrators and other employees of public schools and their families, whether they engage with Horace Mann directly or through their district/employer, as well as other markets of those who serve the community.
We conduct and manage our business in four reporting segments. The three reporting segments representing the major lines of business, are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). We do not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those segments, but classify those items in the fourth reporting segment, Corporate & Other. Corporate & Other includes capital raising activities (including debt financing and related interest expense), net investment gains (losses), certain public company expenses and other corporate-level transactions including expenses related to business acquisition activity and termination of defined benefit plans. In addition to these transactions, Corporate & Other also includes legacy commercial claims. See Part II - Item 8, Note 17 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Consolidated Financial Highlights

($ in millions)	Year Ended December 31,			2025-2024
	2025	2024		Change %
Total revenues	$1,701.4	$1,595.2		6.7%
Net income	162.1	102.8		57.7%
Per diluted share:
Net income	3.90	2.48		57.3%
Net investment losses, after tax	(0.25)	(0.33)		-24.2%
Book value per share	36.47	31.51		15.7%
Net income return on equity - last twelve months	11.7%	8.3%	3.4	pts
For 2025, net income increased $59.3 million compared to the prior year primarily due to improved underlying auto and property loss ratios*.

42 Annual Report on Form 10-K	Horace Mann Educators Corporation

Consolidated Results of Operations

($ in millions)	Year Ended December 31,		2025-2024
	2025	2024	Change %
Net premiums and contract charges earned	$1,228.4	$1,146.0	7.2%
Net investment income(1)	464.3	445.7	4.2%
Net investment losses	(13.0)	(17.3)	-24.9%
Other income	21.7	20.8	4.3%
Total revenues	1,701.4	1,595.2	6.7%

Benefits, claims and settlement expenses	711.5	745.0	-4.5%
Interest credited	216.9	215.9	0.5%
Operating expenses	396.6	345.5	14.8%
DAC unlocking and amortization expense	124.5	111.1	12.1%
Intangible asset amortization expense	14.3	14.5	-1.4%
Interest expense	36.4	34.6	5.2%
Total benefits, losses and expenses	1,500.2	1,466.6	2.3%

Income before income taxes	201.2	128.6	56.5%
Income tax expense	39.1	25.8	51.6%
Net income	$162.1	$102.8	57.7%
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the December 31, 2025 Form 10-K.
Net Premiums and Contract Charges Earned
For 2025, net premiums and contract charges earned increased $82.4 million due to sales* growth and implemented rate and inflation adjustments in the Property & Casualty segment and strong growth from higher sales* in Supplemental and Group Benefits.
Net Investment Income
Total net investment income in 2025 increased $18.6 million, primarily due to improved core fixed income, commercial mortgage loan fund results, and strong limited partnership returns. Excluding the reduction in net investment income due to an immaterial out-of period correction of an error of $10.2 million, net investment income increased $28.8 million. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Year Ended December 31,
	2025	2024
Investment yield, excluding limited partnership interests, pretax - annualized*(1)	4.6%	4.7%
Investment yield, excluding limited partnership interests, after tax - annualized*(1)	3.7%	3.7%
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the December 31, 2025 Form 10-K.

During 2025, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines. The company continues to deploy capital in accordance with its strategic asset allocation framework, with the objective of maintaining diversification while balancing risk and return. Investments are allocated across public and private fixed income strategies, commercial mortgage loan funds, and limited partnership interests based on relative value considerations, portfolio capacity, and income objectives.

Horace Mann Educators Corporation	Annual Report on Form 10-K 43

Net Investment Losses
For 2025, net investment losses decreased $4.3 million. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Year Ended December 31,
	2025	2024
Credit loss and intent-to-sell impairments	$(6.5)	$0.1
Sales and other, net	8.4	(24.3)
Change in fair value - equity securities	(2.1)	7.4
Change in fair value and losses realized on settlements - derivatives	(12.8)	(0.5)
Net investment losses	$(13.0)	$(17.3)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at the reporting date. Generally, such sales are due to issuer specific events occurring subsequent to the reporting date that result in a change in our intent to hold a fixed maturity security.
Other Income
For 2025, other income increased $0.9 million.
Benefits, Claims and Settlement Expenses
For 2025, benefits, claims and settlement expenses decreased $33.5 million due to lower catastrophe losses and improved underlying loss ratios* in the Property & Casualty segment.
Interest Credited
For 2025, interest credited increased $1.0 million, driven primarily by higher credited rates on the retained annuity block. This was mostly offset by lower interest rates on advances received from the Federal Home Loan Bank of Chicago (FHLB) and lower interest credited related to our reinsured annuity block.
Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 3.4% for 2025 and 3.2% for 2024.
Operating Expenses
For 2025, operating expenses increased $51.1 million reflecting investments being made in technology, marketing, and distribution to help drive efficiencies and growth. 2025 operating expenses also reflected costs related to the termination of the Horace Mann Pension Plan and elevated donations to the Horace Mann Educators Foundation.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For 2025, DAC amortization expense increased $13.4 million, primarily due to premium increases in the Property & Casualty segment driving higher DAC asset levels.
Interest Expense
For 2025, interest expense increased $1.8 million, due to an increase in the level of debt associated with the issuance of the 2025 Senior Notes that were used to repay the 2015 Senior Notes.
Income Tax Expense (Benefit)
The effective income tax rate on our pretax income, including net investment gains (losses) was 19.4% and 20.1% for the years ended December 31, 2025 and 2024, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate by 2.4 and 3.4 percentage points for 2025 and 2024, respectively. For the year ended December 31, 2025, the effective tax rate was further reduced by 0.7 percentage points as a result of purchases of transferable tax credits to be utilized for the 2025 tax year.
We record liabilities for uncertain tax filing positions when it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.

44 Annual Report on Form 10-K	Horace Mann Educators Corporation

As of December 31, 2025, our federal income tax returns for years prior to 2022 are no longer subject to examination by the Internal Revenue Service. We do not expect any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations. On July 4, 2025, the One Big Beautiful Bill Act was enacted into U.S. law, introducing various business tax reforms. We do not expect this legislation to have a material impact on our effective tax rate, financial condition, or results of operations. See Part II - Item 8, Note 11 of the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
Outlook for 2026
The following discussion provides outlook information for our results of operations and capital position.
Consolidated Results
At the time of issuance of this Annual Report on Form 10-K, we estimate that 2026 full year core income will be within a range of $4.20 to $4.50 per diluted share, generating a core return on equity* of 11%+. These results anticipate the following:
•Property & Casualty segment target profitability of low-mid 90s Combined Ratio with ~$90 million of catastrophe losses
•Life & Retirement segment long-term target net interest spread between 220 and 230 bps and mortality in line with actuarial assumptions
•Supplemental & Group Benefits segment target blended benefit ratio of 39%
•Net investment income between $485 million and $495 million pre-tax, or $385-$395 million excluding the accreted investment income on the deposit asset on reinsurance in the Life & Retirement segment
•Approximately $35 million to $40 million in corporate Interest expense and other items included in results for the Corporate & Other segment
As described in Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see forward-looking information in Part I - Items 1 and 1A of this Annual Report on Form 10-K concerning other important factors that could impact actual results. Our projections do not include a forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
Core income and core return on equity are non-GAAP financial measures. We are unable to provide a reconciliation of these forward-looking non-GAAP measures to the most directly comparable GAAP measures without unreasonable effort because certain items, including net investment gains (losses), changes in market risk benefits, and other market-driven items, are inherently uncertain and difficult to predict. These items could be material to our results in accordance with U.S. GAAP.
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

Horace Mann Educators Corporation	Annual Report on Form 10-K 45

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
Valuation of Hard-to-Value Fixed Maturity Securities
The fair value of a fixed maturity security is the price that would be received in an orderly transaction between market participants at the measurement date. We obtain prices from third-party valuation service providers, our investment managers, and custodian bank, each of which use a variety of valuation service providers, broker quotes, and modeled prices. When necessary, we also internally model securities to develop a price. Differences in prices between the sources that we consider reliable are researched and we use the price that we consider most representative of an exit price in determining the fair value. Typical inputs used by these pricing sources include, but are not limited to, reported trades, broker quotes, yield curves, and involve the benchmarking of similar securities, rating designations, sector groupings, issuer spreads and/or estimated cash flows, prepayment speeds and default rates, among others, in determining the inputs to the prices. Our fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the fixed maturity securities portfolio to be priced through pricing services using observable inputs. Approximately 92.1% of the fixed maturity securities portfolio, based on fair value, was priced through valuation services or priced using observable inputs as of December 31, 2025.
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
As part of determining the fair value of fixed maturity securities, including hard-to-value fixed maturity securities, we address the estimation uncertainty in the fair value estimates through our valuation processes. The uncertainty is caused by the availability and observability of the fair value, and more specifically the inputs to fair value, of individual securities. We assess whether individual prices have become stale, are using appropriate methodologies and assumptions, exceed certain acceptable thresholds as compared to previous prices and alternative pricing sources, and how those prices are developed and assessed when provided by valuation service providers. In addition, we may evaluate prices for individual securities by comparing the prices to third party prices or prices based on internal models.
Individual fixed maturity securities may have variability based on security specific inputs and characteristics, but overall our portfolio duration is approximately 6.0 years, meaning a 100 basis point increase in yield would result in an approximately 6% decrease in the fair value of fixed maturity securities. As of December 31, 2025, Level 3 invested assets comprised 7.8% of our total investment portfolio based on fair value. Invested assets are

46 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 47

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
The LFPB is sensitive to the discount rate. The potential effect of a decrease of 50 basis points in the discount rate as of December 31, 2025 would result in an increase to the liability for future policy benefits of approximately $85 million and the potential effect of an increase of 50 basis points in the discount rate would result in a decrease to the liability for future policy benefits of approximately $77 million.
Cash flow assumptions are reviewed and updated, as needed, at least annually. Mortality, morbidity, lapse, and expense assumptions used in cash flow modeling are based on judgments that consider our historical experience, industry data, and other factors. On a quarterly basis, cohort level cash flow measures are updated based on the emergence of actual experience. The updated cash flows, based on experience emergence and any assumption updates, are used to determine the updated net premiums, the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. The updated net premium ratio is used to calculate the updated liability for future policy benefits as of the beginning of the quarter, at the original discount rate. To the extent the present value of future benefits and expenses exceeds the present value of future gross premiums, an immediate charge is recognized in net income, such that net premiums are set equal to gross premiums. The potential impact of increasing (decreasing) our long-term mortality assumption by 5% is an increase (decrease) to the LFPB of approximately $12 million. The potential impact of increasing (decreasing) our long-term lapse assumption by 10% is a decrease (increase) to the LFPB of approximately $3 million. The potential impact of increasing (decreasing) our long-term morbidity assumption by 5% in an increase (decrease) to the LFPB of approximately $4 million.
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
In addition, beginning in 2024 property & casualty includes loss and loss adjustment reserves and IBNR related to legacy commercial claims. The claims, which include asbestos, environmental, and sexual molestation claims, are related to legacy, long-tail commercial lines policies that were issued as early as the 1960s, under a previous ownership structure in business lines in which we no longer operate.

48 Annual Report on Form 10-K	Horace Mann Educators Corporation

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
There are a number of assumptions involved in the determination of our property & casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. We estimate that a 2.0% change in claim severity or claim frequency for unpaid losses is a reasonably likely scenario based on recent experience and would result in a change in the estimated direct reserves of approximately $4.4 million for long-tail liability related exposures (auto liability coverages) and approximately $1.4 million for short-tail liability related exposures (property and auto physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.
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
Our liabilities for unpaid claims and claim expense reserves for property & casualty were as follows:

($ in millions)	December 31, 2025			December 31, 2024
	Case Reserves	IBNR Reserves	Total(1)	Case Reserves	IBNR Reserves	Total(1)
Auto liability	$91.2	$220.5	$311.7	$94.0	$208.6	$302.6
Auto other	12.5	(2.4)	10.1	12.0	2.1	14.1
Property	15.9	43.7	59.6	17.7	56.8	74.5
All other	1.4	21.7	23.1	3.2	26.2	29.4
Total	$121.0	$283.5	$404.5	$126.9	$293.7	$420.6
(1)These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to our re-estimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Re-estimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. As of December 31, 2025, the impact of a reserve re-estimation resulting in a 1.0% increase in net reserves would be a decrease of approximately $2.9 million in net income. A reserve re-estimation resulting in a 1.0% decrease in net reserves would increase net income by approximately $2.9 million.
Favorable prior years' reserve re-estimates increased net income in 2025 by approximately $18.8 million pretax, primarily the result of favorable loss trends for auto and property for accident years 2024 and prior. During 2024 the Company recognized favorable prior years' reserve re-estimates of $29.5 million pretax, primarily the result of favorable loss trends for auto and property for accident years 2023 and prior. In addition, during 2024 the Company recognized $17.7 million of losses arising from the legacy commercial line exposures. The Company had no reserves for these liabilities prior to 2024.

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

Property & Casualty
2025 net income reflected the following factors:
•Increases in average written premium per policy
•Improved underlying loss ratio* for both auto and property
•Lower catastrophe losses

50 Annual Report on Form 10-K	Horace Mann Educators Corporation

The following table provides certain financial information for Property & Casualty for the years indicated.

($ in millions, unless otherwise indicated)	Year Ended December 31,		2025-2024
	2025	2024	Change %
Financial Data:
Net premiums written*:
Auto	$502.0	$490.7	2.3%
Property and other	328.2	288.6	13.7%
Total net premiums written	830.2	779.3	6.5%
Change in unearned net premiums	(27.6)	(42.8)	-35.5%
Total net premiums earned	802.6	736.5	9.0%
Incurred claims and claims expenses:
Claims occurring in the current year	514.8	552.8	-6.9%
Prior years' reserve development(1)	(18.8)	(29.5)	-36.3%
Total claims and claim expenses incurred	496.0	523.3	-5.2%
Operating expenses, including DAC amortization	224.0	200.4	11.8%
Underwriting gain (loss)	82.6	12.8	545.3%
Net investment income	57.1	46.0	24.1%
Income (loss) before income taxes	142.9	63.4	125.4%
Net income (loss)	112.4	49.1	128.9%
Core earnings (loss)*	112.4	49.1	128.9%

Operating Statistics:
Auto
Loss and loss adjustment expense ratio	68.3%	71.2%	-2.9	pts
Expense ratio	28.2%	27.2%	1.0	pts
Combined ratio:	96.5%	98.4%	-1.9	pts
Prior years' reserve development(1)	-1.4%	-3.2%	1.8	pts
Catastrophe losses	1.4%	1.8%	-0.4	pts
Underlying combined ratio*	96.5%	99.8%	-3.3	pts
Property (excludes Other Liability)
Loss and loss adjustment expense ratio	50.7%	69.1%	-18.4	pts
Expense ratio	27.6%	27.3%	0.3	pts
Combined ratio:	78.3%	96.4%	-18.1	pts
Prior years' reserve development(1)	-3.9%	-5.8%	1.9	pts
Catastrophe losses	17.9%	32.6%	-14.7	pts
Underlying combined ratio*	64.3%	69.6%	-5.3	pts

Risks in force (in thousands)
Auto	326	342	-4.7%
Property	164	167	-1.8%
Total	490	509	-3.7%
(1)    (Favorable) unfavorable.

Horace Mann Educators Corporation	Annual Report on Form 10-K 51

Catastrophe losses incurred were as follows:(1)

($ in millions)	Year Ended December 31,
	2025	2024
Three months ended
March 31st	$16.4	$16.2
June 30th	29.7	40.9
September 30th	9.9	34.0
December 31st	5.7	3.8
Total for year	$61.7	$94.9
(1)    See Part I - Item 1 - Reporting Segments - Property & Casualty for further details regarding catastrophe losses for the past five years.
Including a profit of $37.3 million in the fourth quarter, the Property & Casualty segment’s net income for the full year 2025 reflected strong underlying results, lower catastrophe losses, and favorable prior year development. Property & Casualty net premiums written were up 6.5% for the year and segment net investment income was up 24.1% for the year.
On a reported basis, the 1.9 point decrease in the auto combined ratio in 2025 was mainly attributable to a 4.3 point decrease in the auto underlying loss ratio* partially offset by a 1.8 point increase due to a lower level of favorable prior year development. Favorable prior years' auto reserve development of $7.0 million was reported in 2025, reflecting the impact of lower than expected severity.
The reported property combined ratio decreased 18.1 points in 2025 primarily due to a 14.7 point decrease in the catastrophe ratio and a 5.6 point decrease in property underlying ratio*. Favorable prior years' property reserve development of $11.8 million was reported in 2025, reflecting the impact of lower than expected severity.
In 2025, total Property & Casualty net premiums written* increased $50.9 million as rate actions and inflation adjustments to coverage values for property more than offset declines in risks in force. Retention remained strong with auto at 83.7% and property at 88.4%.
In 2025, auto net premiums written* increased $11.3 million, primarily due to rate actions partially offset by the continuing decline in auto risks in force. For 2025, average auto net premium written and average net premium earned increased 7.6% and 10.6%, respectively. Property and other net premiums written* increased $39.6 million due to increases in average net premium written and average net premium earned which increased 12.7% and 16.3% respectively, due to rate actions. The number of educator risks continues to be at or above 80% relative to overall risks in force.

52 Annual Report on Form 10-K	Horace Mann Educators Corporation

Life & Retirement
2025 net income reflected the following factors:
•Increase of 12 basis points in the annualized net interest spread due to improved net investment income
•Life Benefits decreased 4.8%
•Higher operating expenses due to investments in growth initiatives

Horace Mann Educators Corporation	Annual Report on Form 10-K 53

The following table provides certain information for the Life & Retirement segment for the years indicated.

($ in millions)	Year Ended December 31,			2025-2024
	2025	2024		Change %
Life & Retirement
Net premiums written and contract deposits*	$612.1	$573.9		6.7%

Net premiums and contract charges earned	158.6	154.6		2.6%
Net investment income(1)	366.5	363.6		0.8%
Other income	21.2	20.2		5.0%

Benefits and change in reserves	122.4	125.2		-2.2%
Interest credited	211.6	211.2		0.2%
Operating expenses	119.4	109.8		8.7%
DAC amortization expense	24.3	24.6		-1.2%
Intangible asset amortization expense	0.2	0.2		—%

Income before income taxes	68.4	67.4		1.5%
Income tax expense	11.6	11.1		4.5%
Net income	56.8	56.3		0.9%
Core earnings*	61.0	54.2		12.5%

Life policies in force (in thousands)	160	161		-0.6%
Life insurance in force	$21,517	$21,059		2.2%
Life persistency - LTM	95.8%	96.1%	-0.3	pts

Annuity contracts in force (in thousands)	213	219		-2.7%
Horace Mann Retirement Advantage® contracts in force (in thousands)	24	22		9.1%
Cash value persistency - LTM	91.7%	91.4%	0.3	pts
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the December 31, 2025 Form 10-K.

The Life & Retirement segment net income increased 0.9% in 2025. Excluding the reduction in net investment income due to an immaterial out-of-period correction of an error disclosed in Note 1, net investment income increased $9.6 million for the full-year due to strong limited partnership returns and improved commercial loan results. The annualized net interest spread in our fixed annuity business was 184 basis points for the full year compared to 172 basis points in 2024, largely due to higher limited partnership and commercial mortgage loan funds income and lower credited rates on the FHLB funding agreement block. The net dollar contribution from our FHLB funding agreements increased $1.8 million compared with 2024, with FHLB interest expense reflected in interest credited.
For 2025, net annuity contract deposits* for variable and fixed annuities increased 6.7% for the year to $482.8 million. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, including the company’s attractive annuity products, which provide encouraging cross-sell opportunities. Cash value persistency rose to 91.7%.
Life annualized sales* were $11.2 million for the year, which was an 7.7% increase over prior year. Life insurance in force rose to $21.5 billion at year-end.
Horace Mann currently has $5.9 billion in annuity assets under management, including $2.2 billion of fixed annuities, $3.4 billion of variable annuities and $0.4 billion of fixed indexed annuities. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, were up 8.8%, benefiting from the strong equity markets.

54 Annual Report on Form 10-K	Horace Mann Educators Corporation

We actively manage our interest rate risk exposure, considering a variety of factors, including earned interest rates, credited interest rates and the relationship between the expected durations of assets and liabilities. We estimate that over the next 12 months approximately $416.7 million of the Life & Retirement investment portfolio and related investable cash flows will be reinvested at current market rates.
Interest rates declined modestly in the second half of 2025. However, the risk of a deep recession or shock to the economy, such as a global pandemic, could result in further reductions in interest rates. The current environment of interest rates has afforded us the opportunity to invest new insurance cash flows and reinvested cash flows at higher yields, which should be a benefit to net investment income, but the higher interest rates have caused net unrealized investment losses in the portfolios.
As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $2.1 million in year one, reducing the annualized net interest spread by approximately 8 basis points, compared to the current period annualized net interest spread. We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to minimum guaranteed crediting rates.
We reinsure a $2.3 billion block of in force fixed annuities with a minimum crediting rate of 4.5% which helps mitigate the risk of not being able to generate appropriate spreads on the annuity business. Information regarding the interest crediting rates and balances equal to the guaranteed minimum crediting rates for deferred annuity account values excluding the reinsured block is shown below.

($ in millions)	December 31, 2025
	Total Deferred Annuities		Deferred Annuities at Minimum Crediting Rate
	Percent of Total	Accumulated Value (AV)	Percent of Total Deferred Annuities AV	Percent of Total	Accumulated Value
Guaranteed minimum crediting rates:
Less than 2%	46.3%	$1,133.8	33.3%	34.1%	$377.0
Equal to 2% but less than 3%	18.8	460.5	4.1	1.7	19.0
Equal to 3% but less than 4%	27.4	671.0	78.2	47.5	525.0
Equal to 4% but less than 5%	5.9	143.7	100.0	13.0	143.7
5% or higher	1.6	41.0	100.0	3.7	41.0
Total	100.0%	$2,450.0	45.1%	100.0%	$1,105.7

Horace Mann Educators Corporation	Annual Report on Form 10-K 55

Supplemental & Group Benefits
2025 net income reflected the following factors:
•Higher premium earned reflecting investment to grow the book of business
•Higher benefits ratio in Group Benefits in-line with longer term expectation
•Higher operating expenses due to investment in growth

The following table provides certain information for Supplemental & Group Benefits for the years indicated.

($ in millions)	Year Ended December 31,		2025-2024
	2025	2024	Change %
Supplemental & Group Benefits
Net premiums and contract charges earned	$267.2	$254.9	4.8%
Net investment income(1)	36.8	38.1	-3.4%
Other income	(5.1)	(4.6)	-10.9%
Benefits, settlement expenses and change in reserves	93.1	78.8	18.1%
Interest credited	5.3	4.7	12.8%
Operating expenses (includes DAC unlocking and amortization expense)	128.9	112.5	14.6%
Intangible asset amortization expense	14.1	14.3	-1.4%
Income before income taxes	57.5	78.1	-26.4%
Net income	45.0	60.4	-25.5%
Core earnings*	58.7	71.7	-18.1%

Benefits ratio(2)	36.8%	32.7%	4.1	pts
Operating expense ratio(3)	43.1%	39.0%	4.1	pts
Pretax profit margin(4)	19.2%	27.1%	-7.9	pts

Individual Supplemental products benefits ratio	26.8%	27.2%	-0.4	pts
Individual Supplemental premium persistency (rolling 12 months)	89.3%	90.5%	-1.2	pts
Group Benefits products benefits ratio	45.8%	37.8%	8.0	pts
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the December 31, 2025 Form 10-K.
(2)    Ratio of benefits to net premiums earned.
(3)    Ratio of operating expenses to total revenues.
(4)    Ratio of income before income taxes to total revenues.

2025 net income for the Supplemental & Group Benefits segment was $45.0 million. Segment net premiums earned increased $4.2 million for individual supplemental and $8.1 million for group benefits reflecting higher

56 Annual Report on Form 10-K	Horace Mann Educators Corporation

sales* driven by investment to grow the business. The full-year benefit ratio for the individual supplemental product line declined due to improved morbidity. The full-year benefit ratio for the group benefits product lines increased due to favorable impact in the prior year annual reserve assumption review, primarily related to favorable morbidity in our group long-term disability book.
Excluding the reduction in net investment income due to an immaterial out-of-period correction of an error disclosed in Note 1, net investment income increased $2.2 million primarily due to stronger limited partnership returns. The non-cash impact of amortization of intangible assets under purchase accounting reduced 2025 earnings by $14.1 million, pretax, compared to $14.3 million in 2024.
Total segment sales* for the year were $35.2 million, up 37.5% from the prior year, with individual supplemental product sales* of $23.6 million and group benefits products of $11.6 million. Persistency remains strong at 89.3%.
Corporate & Other
The following table provides certain financial information for Corporate & Other for the years indicated.

($ in millions)	Year Ended December 31,		2025-2024
	2025	2024	Change %
Total revenues	$6.3	$0.9	N.M.
Legacy Commercial exposures	—	20.0	N.M.
Interest expense	36.4	34.6	5.2%
Other operating expenses	24.5	9.3	163.4%
Net investment losses	(13.0)	(17.3)	N.M.
Loss before income taxes	(67.6)	(80.3)	15.8%
Net loss	(52.1)	(63.0)	-17.3%
Core loss*	(36.3)	(33.7)	7.7%

For 2025, the net loss decreased $10.9 million, primarily due to recording $20.0 million of Commercial exposures in 2024. This was partially offset by higher operating expenses which increased due to a $7.1 million charge related to the termination of the Horace Mann Pension Plan and a $5.0 million donation to the Horace Mann Educators Foundation.
Investment Results
Total net investment income includes net investment income from our managed investment portfolio as well as accreted investment income from the deposit asset on reinsurance related to our reinsured block of approximately $2.3 billion of fixed annuity liabilities related to legacy individual annuities written in 2002 or earlier.

($ in millions)	Year Ended December 31,		2025-2024
	2025	2024	Change %
Net investment income - investment portfolio	$366.2	$344.3	6.4%
Investment income - deposit asset on reinsurance	98.1	101.4	-3.3%
Total net investment income(1)	464.3	445.7	4.2%
Pretax net investment losses	(13.0)	(17.3)	N.M.
Pretax net unrealized investment gains (losses) on fixed maturity securities	(312.1)	(454.5)	N.M.
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the 2025 Form 10-K.

For the full year, total net investment income rose 4.2% and net investment income on the managed portfolio increased 6.4%. The full-year increase reflected the benefit from higher interest rates in the fixed-income portfolios. Excluding the reduction in net investment income due to an immaterial out-of-period correction of an error disclosed in Note 1, total net investment income increased $28.8 million, 6.5%. Investment yield on the

Horace Mann Educators Corporation	Annual Report on Form 10-K 57

portfolio excluding limited partnership interests was 4.6%, with new money yields continuing to exceed portfolio yields in the core fixed maturity securities portfolio.
For 2025, pretax net investment losses decreased $4.3 million primarily due to changes in fair values of equity securities and normal portfolio management activity. Pretax net unrealized investment losses on fixed maturity securities as of December 31, 2025 were $312.1 million compared to pretax net unrealized investment losses of $454.5 million as of December 31, 2024, reflecting lower interest rates, driven primarily by a decrease in the 10-year U.S. Treasury yield, which ended the year lower by 40 basis points.

58 Annual Report on Form 10-K	Horace Mann Educators Corporation

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolio by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	December 31, 2025
	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	155	$358.1	$382.7	$(24.6)
Utilities	93	161.0	176.3	(15.3)
Energy	94	149.1	157.6	(8.5)
HealthCare,Pharmacy	80	145.5	163.5	(18.0)
Insurance	55	142.0	151.2	(9.2)
Real Estate	38	89.6	94.3	(4.7)
Consumer Products	57	75.8	91.6	(15.8)
Transportation	39	73.2	78.8	(5.6)
Technology	38	69.7	76.6	(6.9)
Natural Gas	18	60.4	65.5	(5.1)
All other corporates(1)	315	585.9	626.7	(40.8)
Total corporate bonds	982	1,910.3	2,064.8	(154.5)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	245	689.0	718.1	(29.1)
Commercial(2)	154	331.0	346.5	(15.5)
Other	102	110.6	110.2	0.4
Municipal bonds(3)	577	1,177.1	1,235.3	(58.2)
Government bonds
U.S.	42	325.8	381.4	(55.6)
Foreign	3	10.0	10.6	(0.6)
Collateralized loan obligations(4)	404	909.3	906.9	2.4
Asset-backed securities	143	251.5	252.9	(1.4)
Total fixed maturity securities	2,652	$5,714.6	$6,026.7	$(312.1)

Equity securities
Non-redeemable preferred stocks	15	$40.7
Common stocks	4	1.2
Total equity securities	19	$41.9

Total	2,671	$5,756.5
(1)The All other corporates category contains 21 additional industry sectors. Food and beverage, telecommunications, industry-manufacturing, retail, and leisure-entertainment represented $188.8 million of fair value at December 31, 2025, with the remaining 17 sectors each representing less than $29.8 million.
(2)As of December 31, 2025, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 41.6% are tax-exempt and 77.5% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- as of December 31, 2025.
(4)Based on fair value, 99.9% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO - S&P, Moody's, Fitch, DBRS, Egan Jones and Kroll).

Horace Mann Educators Corporation	Annual Report on Form 10-K 59

As of December 31, 2025, our diversified fixed maturity securities portfolio consisted of 4,002 investment positions, issued by 2,652 entities, and totaled approximately $5.7 billion in fair value. This portfolio was 97.6% investment grade, based on fair value, with an average credit quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AA or AAA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities (1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of December 31, 2025, 96.2% of these combined portfolios were investment grade, based on fair value, with an overall average credit quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	December 31, 2025
	Percent of Total Fair Value	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.6%	$661.6	$674.6
AA(2)	42.6	2,433.8	2,615.9
A	20.9	1,192.7	1,229.8
BBB	21.3	1,219.7	1,290.5
BB	1.4	78.0	83.2
B	0.4	25.9	25.7
CCC or lower	—	1.7	2.6
Not rated(3)	1.8	101.2	104.4
Total fixed maturity securities	100.0%	$5,714.6	$6,026.7
Equity securities
AAA	—	—
AA	—	—
A	—	—
BBB	69.0%	$28.9
BB	22.0	9.2
B	—	—
CCC or lower	—	—
Not rated	9.0	3.8
Total equity securities	100.0%	$41.9

Total		$5,756.5
(1)Ratings are as assigned by a NRSRO when available. If no rating is available from a NRSRO, then a rating provided by the investment manager is used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)As of December 31, 2025, the AA rated fair value amount included $357.6 million of U.S. Government and federally sponsored agency securities and $744.5 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSO.

As of December 31, 2025, the fixed maturity securities portfolio had $386.2 million of pretax gross unrealized investment losses on $3,279.4 million of fair value related to 2,115 positions. Of the investment positions with gross unrealized investment losses, there were 355 securities trading below 80.0% of the carrying amount as of December 31, 2025. See Part II - Item 8, Note 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Lower interest rates, driven by lower US Treasury yields, have been the main driver of the reduction in unrealized losses in the fixed maturity securities portfolio, with the 10-year declining 40 basis points in 2025. Credit spreads were slightly tighter during the same time period, with investment grade and high yield tighter by 2 and 21 basis

60 Annual Report on Form 10-K	Horace Mann Educators Corporation

points, respectively. Investment grade and high yield total returns for the year ended December 31, 2025 were up 7.77% and 8.62%, respectively. During the same time period, the Bloomberg Barclays Index Yield-to-Worst for Investment Grade declined 52 basis points, ending at 4.81%, while the High Yield Index fell 96 basis points to 6.53%.
Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the year ended December 31, 2025. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates of this Annual Report on Form 10-K.
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

($ in millions)	Year Ended December 31,		2025-2024
	2025	2024	Change %
Net cash provided by operating activities	$553.2	$452.1	22.4%
Net cash used in investing activities	(252.1)	(135.8)	85.6%
Net cash used in financing activities	(311.7)	(307.9)	1.2%
Net increase (decrease) in cash	(10.6)	8.4	-226.2%
Cash at beginning of year	38.1	29.7	28.3%
Cash at end of year	$27.5	$38.1	-27.8%
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
For 2025, net cash provided by operating activities increased $101.1 million. Fluctuations in net cash provided by operating activities are primarily due to timing of premium and investment income collections and benefits and claims payments.
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
For 2025, cash outflows for financing activities were $3.8 million higher. The higher cash outflows were due to lower net cash inflows from FHLB funding agreements of $35.0 million and higher net cash outflow for reverse repurchase agreements of $24.0 million, partially offset by a $45.2 million increase related to the change in Senior Notes described below.
On September 26, 2025, we issued $300.0 million aggregate principal amount of 4.70% Senior Notes due October 1, 2030 and used the net proceeds to fully repay the $250.0 million aggregate principal amount of 4.50% Senior Notes and accrued interest and the remaining net proceeds are available for general corporate purposes.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Year Ended December 31,		2025-2024	2025-2024
	2025	2024	Change $	Change %
Balance at beginning of the year	$989.5	$904.5	$85.0	9.4%
Advances received from FHLB funding agreements	559.5	355.0	204.5	57.6%
Principal repayment on FHLB funding agreements	(509.5)	(270.0)	(239.5)	88.7%
Balance at end of the year	$1,039.5	$989.5	$50.0	5.1%

62 Annual Report on Form 10-K	Horace Mann Educators Corporation

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑

Horace Mann Educators Corporation	Annual Report on Form 10-K 63

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
As of December 31, 2025, we held $1.1 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
Capital Resources
We have determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the NAIC. Historically, our insurance subsidiaries have generated capital in excess of such needed levels. These excess amounts have been paid to us through dividends. We have then utilized these dividends and our access to the capital markets to service and retire debt, pay dividends to our shareholders, fund growth initiatives, repurchase shares of our common stock and for other corporate purposes. If necessary, we also have other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include our Revolving Credit Facility, as well as issuances of various securities. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2026 from all of our insurance subsidiaries without prior regulatory approval is approximately $148.8 million, excluding the impact and timing of prior year dividends, of which $115.0 million was paid during the year ended December 31, 2025. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase program. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Total capital was $2,076.1 million as of December 31, 2025, including $593.4 million of long-term debt. Total debt represented 28.6% of total capital including net unrealized investment losses on fixed maturity securities (26.6% of total capital excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributed to discount rates*) as of December 31, 2025, which remains generally consistent with the Company's long-term capital management objectives.
Shareholders' equity was $1,482.7 million as of December 31, 2025, including net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributed to discount rates. The market value of our common stock and the market value per share were $1,877.7 million and $46.18, respectively, at December 31, 2025. Book value per share was $36.47 as of December 31, 2025 ($40.21 excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributed to discount rates*).
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of December 31, 2025 is included in Part II - Item 7, Results of Operations by Segment and Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Total shareholder dividends paid were $57.1 million for the year ended December 31, 2025. In 2025, the Board declared regular quarterly dividends of $0.35 per share. Compared to the full year per share dividends paid in 2024 of $1.36, the total 2025 dividends paid per share of $1.40 represented an increase of 2.9%.
On May 13, 2025, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (2025 Program) to begin following the completion of the $50 million repurchase plan that was authorized on May 25, 2022 (2022 Program). Both Programs authorize the repurchase of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice. During

64 Annual Report on Form 10-K	Horace Mann Educators Corporation

2025, we repurchased 497,226 shares of our common stock at an average price per share of $41.85 under the 2022 Programs. In total and through December 31, 2025, 1,192,420 shares have been repurchased under the 2022 Program at an average price of $37.31 per share. The repurchase of shares was funded through use of cash. As of December 31, 2025, $55.5 million remained authorized for future share repurchases under the 2025 and 2022 Programs.
The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	December 31,
			2025	2024
Short-term debt
Revolving Credit Facility	Variable	2030	$—	$—
Long-term debt(1)
4.70% 2025 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $1.5 and $0.0 and unamortized debt issuance costs of $3.1 and $0.0	4.70%	2030	295.4	—
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.3 and $0.4 and unamortized debt issuance costs of $1.7 and $2.3	7.25%	2028	298.0	297.3
4.50% 2015 Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.0 and $0.1 and unamortized debt issuance costs of $0.0 and $0.2	4.50%	2025	—	249.7
Total			$593.4	$547.0
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
On September 29, 2025, we issued a notice of redemption for all of the outstanding 4.50% Senior Notes due 2025. The redemption occurred on October 14, 2025 utilizing the proceeds from the 2025 Senior Notes.
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
As of May 19, 2025, we as borrower, entered into a Fourth Amendment to our Amended and Restated Credit Agreement dated June 21, 2019, as amended (the Credit Agreement), with PNC Bank, National Association as administrative agent, and the lenders party thereto (the Fourth Amendment). The Fourth Amendment, among other things, extends the commitment termination date to May 19, 2030 from the previous termination date of July 12, 2026 and replaces the Eurodollar-based interest rate benchmark included in the Credit Agreement with a Term SOFR Rate (as defined in the Credit Agreement) as an interest rate benchmark. As of December 31, 2025, we had $325.0 million available on the Revolving Credit Facility, with an interest rate based on SOFR plus 115 basis points plus the applicable benchmark adjustment spread. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of December 31, 2025.
As of December 31, 2025, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance

Horace Mann Educators Corporation	Annual Report on Form 10-K 65

subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
We had no obligation for securities sold under reverse repurchase agreements at December 31, 2025 compared to $12.0 million as of December 31, 2024.
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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries, with an assigned rating of A (Excellent). Assigned ratings and respective affirmation/review dates as of February 16, 2026 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	9/12/2025
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		9/12/2025
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		9/12/2025
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A	(stable)	N.A.		9/12/2025
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		9/12/2025
Fitch
HMEC (parent company)			BBB	(stable)	8/15/2025
HMEC's Life Group	A	(stable)			8/15/2025
HMEC's P&C Group	A	(stable)			8/15/2025
Moody's
HMEC (parent company)			Baa2	(stable)	3/26/2025
HMEC's Life Group	A2	(stable)			3/26/2025
HMEC's P&C Group	A2	(stable)			3/26/2025
S&P	A	(stable)	BBB	(stable)	1/22/2026
Reinsurance Programs
Information regarding the reinsurance programs for our Property & Casualty, Life & Retirement and Supplemental & Group Benefits segments is located in Part I - Item 1, Reporting Segments of this Annual Report on Form 10-K.

66 Annual Report on Form 10-K	Horace Mann Educators Corporation

Future Adoption of New Accounting Standards
We have not yet adopted Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement because the adoption dates have not occurred. For a discussion of these new accounting standards, see Part II - Item 8, Note 1 of the Consolidated Financial Statements in this Annual Report on Form 10-K.
Effects of Inflation and Changes in Interest Rates
Our operating results are affected significantly in at least three ways by changes in interest rates and inflation, which has come down from recent higher levels but continues to be above the Federal Reserve's target rate. First, inflation directly affects Property & Casualty claims costs. Second, the investment income earned on our investment portfolio and the fair value of the investment portfolio are related to the yields available in the fixed income markets. An increase in interest rates will decrease the fair value of the investment portfolio, but will increase investment income as investments mature and proceeds are reinvested at higher rates. Third, as interest rates increase, competitors will typically increase crediting rates on annuity contracts and life insurance products with account values, and may lower premium rates on property and casualty lines to reflect the higher yields available in the market. The risk of inflation on Property & Casualty claim costs is managed through pricing and rate. The risk of interest rate fluctuation is managed through asset/liability management techniques, including cash flow analysis. In addition, an annuity reinsurance agreement we entered which reinsures a $2.3 billion block of in force fixed annuities with a minimum crediting rate of 4.5%, helps mitigate the risk of not being able to generate appropriate spreads on the annuity business.
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
Through active investment management, we invest available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support, (2) are diversified among industries, issuers and geographic locations, and (3) are predominantly investment-grade fixed maturity securities classified as available for sale. As of the time of issuance of this Annual Report on Form 10-K, derivatives are only used to manage the interest crediting rate risk within our FIA and IUL products. As of December 31, 2025, approximately 15.7% of the fixed maturity securities portfolio supported Property & Casualty, 72.2% supported Life & Retirement, and 11.8% supported Supplemental & Group Benefits. For

Horace Mann Educators Corporation	Annual Report on Form 10-K 67

discussions regarding our investments see Part II - Item 7, Results of Operations by Segment of this report regarding net investment gains (losses) and Part I - Item 1, Investments of this Annual Report on Form 10-K.
Our Life & Retirement earnings are affected by the spreads between investment yields and rates credited or accruing on fixed annuity and life insurance liabilities with account values. Although credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. However, because of the annuity reinsurance transaction, the spread in our retained annuity business is achieving our targeted returns; new business returns fluctuate as rates move but we expect to achieve our targeted returns over time. Also, see Part II - Item 7, Results of Operations by Segment of this Annual Report on Form 10-K regarding interest credited to policyholders.
Using financial modeling and other techniques, we regularly evaluate the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of our multiline insurance operations combines the characteristics of our long duration annuity and interest rate sensitive life liabilities with our short duration non-interest rate sensitive Property & Casualty liabilities. Overall, as of December 31, 2025, the duration of the fixed maturity securities portfolio was estimated to be approximately 6.0 years and the duration of our insurance liabilities and debt was estimated to be approximately 6.5 years.
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
We periodically evaluate our sensitivity to interest rate risk. Based on commonly used models, we project the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. Based on the most recent study, assuming an immediate decrease of 100 basis points in interest rates, the fair value of our assets and liabilities would both increase, the net of which would result in an increase in shareholders' equity of approximately $66.3 million after tax, or 4.5%. Assuming an immediate increase of 100 basis points in interest rates, the fair value of our assets and liabilities would both decrease, the net of which would result in a decrease in shareholders' equity of approximately $42.6 million after tax, or 2.9%. In each case, these changes in interest rates assume a parallel shift in the yield curve. While we believe that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any actions that we would take to attempt to mitigate such hypothetical losses in fair value of shareholders' equity.
As a general guideline, we estimate that pretax net income in 2026 would decrease by approximately $2.9 million for each 100 basis point decline in reinvestment rates, before assuming any reduction in annuity crediting rates on in force contracts. In addition, declining interest rates also could negatively impact the recoverability of goodwill and certain intangible assets, due to the impacts on the estimated fair value of our reporting units.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Fair value for hard-to-value fixed maturity securities
As discussed in Note 3 to the consolidated financial statements, as of December 31, 2025, the Company has recorded an estimated fair value for fixed maturity securities, of which a portion represents securities that are hard-to-value, which are primarily securities that use Level 3 (unobservable) inputs. The Company estimates the fair value of hard-to-value fixed maturity securities, which includes securities that do not have observable market-based inputs or prices or that trade in markets that are less liquid. The Company uses judgment to determine the appropriate inputs and assumptions used to estimate the fair value of these hard-to-value securities. As of December 31, 2025, the estimated fair value of fixed maturity securities was $5,714.6 million.
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
Valuation of the liability for property and casualty unpaid claims and claim expense reserves
As discussed in Notes 1 and 5 of the consolidated financial statements, the Company employs actuarial techniques to estimate the liability for property and casualty unpaid claims and claim expense reserves (reserves). The Company develops reserves based on the application of actuarial methods and best estimate assumptions to historical claim experience. The reserves are continually updated by the Company as experience develops and new information becomes known. The Company recorded an estimated liability of $303.3 million for property and casualty unpaid claims and claim expense reserves as of December 31, 2025.
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
February 27, 2026

72 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	December 31,
	2025	2024
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2025, $6,026.7; 2024, $5,842.5)	$5,714.6	$5,387.9
Equity securities at fair value, (cost $56.2 and $78.8)	41.9	66.5
Limited partnership interests (Carried under Fair Value Option, 2025 $0.0 and 2024, $28.9)	1,100.6	1,121.3
Policy loans	138.1	140.8
Short-term and other investments	309.4	199.9
Total investments	7,304.6	6,916.4
Cash	27.5	38.1
Deferred policy acquisition costs	358.2	347.2
Reinsurance balances receivable	419.0	424.8
Deposit asset on reinsurance	2,369.6	2,434.3
Intangible assets	141.5	155.8
Goodwill	54.3	54.3
Other assets	434.5	408.1
Separate Account variable annuity assets	4,157.4	3,708.8
Total assets	$15,266.6	$14,487.8

Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,611.5	$1,622.8
Policyholders' account balances	5,064.1	5,100.3
Unpaid claims and claim expenses	565.2	569.2
Unearned premiums	372.1	344.2
Total policy liabilities	7,612.9	7,636.5
Other policyholder funds	1,046.2	995.7
Other liabilities	374.0	312.3
Long-term debt	593.4	547.0
Separate Account variable annuity liabilities	4,157.4	3,708.8
Total liabilities	13,783.9	13,200.3
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2025, 67,323,929; 2024, 67,032,164	0.1	0.1
Additional paid-in capital	538.8	525.2
Retained earnings	1,651.7	1,548.2
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(245.5)	(357.4)
Net reserve remeasurements attributable to discount rates	93.4	110.9
Net funded status of benefit plans	(2.5)	(7.0)
Treasury stock, at cost, 2025, 26,664,472 shares; 2024, 26,167,246 shares	(553.3)	(532.5)
Total shareholders' equity	1,482.7	1,287.5
Total liabilities and shareholders' equity	$15,266.6	$14,487.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 73

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
($ in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Statements of Operations
Revenues
Net premiums and contract charges earned	$1,228.4	$1,146.0	$1,057.1
Net investment income	464.3	445.7	444.8
Net investment (losses)	(13.0)	(17.3)	(24.0)
Other income	21.7	20.8	14.0

Total revenues	1,701.4	1,595.2	1,491.9

Benefits, losses and expenses
Benefits, claims and settlement expenses (Reserve remeasurement (gains)/losses $6.0, $1.6, $(1.6))	711.5	745.0	769.1
Interest credited	216.9	215.9	205.7
Operating expenses	396.6	345.5	318.1
DAC amortization expense	124.5	111.1	101.2
Intangible asset amortization expense	14.3	14.5	14.8
Interest expense	36.4	34.6	29.7

Total benefits, losses and expenses	1,500.2	1,466.6	1,438.6

Income before income taxes	201.2	128.6	53.3
Income tax expense	39.1	25.8	8.3

Net income	$162.1	$102.8	$45.0

Net income per share
Basic	$3.93	$2.49	$1.09
Diluted	$3.90	$2.48	$1.09

Weighted average number of shares and equivalent shares
Basic	41.2	41.3	41.3
Diluted	41.6	41.5	41.4

Statements of Comprehensive Income (Loss)
Net income	$162.1	$102.8	$45.0
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	111.9	(29.1)	121.3
Change in net reserve remeasurements attributable to discount rates	(17.5)	89.0	(37.1)
Change in net funded status of benefit plans	4.5	0.6	1.2
Other comprehensive income	98.9	60.5	85.4
Comprehensive income	$261.0	$163.3	$130.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

74 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1
Options exercised	—	—	—
Conversion of common stock units	—	—	—
Conversion of restricted common stock units	—	—	—
Ending balance	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	525.2	510.9	502.6
Options exercised and conversion of common stock units and restricted stock units	3.4	4.9	(0.5)
Share-based compensation expense	10.2	9.4	8.8
Ending balance	538.8	525.2	510.9

Retained earnings
Beginning balance	1,548.2	1,502.2	1,512.4
Net income	162.1	102.8	45.0
Dividends, 2025, $1.40 per share; 2024, $1.36 per share; 2023, $1.32 per share	(58.6)	(56.8)	(55.2)
Ending balance	1,651.7	1,548.2	1,502.2

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(253.5)	(314.0)	(399.4)
Change in net unrealized investment gains (losses) on fixed maturity securities	111.9	(29.1)	121.3
Change in net reserve remeasurements attributable to discount rates	(17.5)	89.0	(37.1)
Change in net funded status of benefit plans	4.5	0.6	1.2
Ending balance	(154.6)	(253.5)	(314.0)

Treasury stock, at cost
Beginning balance	(532.5)	(523.9)	(517.4)
Treasury stock acquired - share repurchase authorization	(20.8)	(8.6)	(6.5)
Ending balance	(553.3)	(532.5)	(523.9)
Shareholders' equity at end of year	$1,482.7	$1,287.5	$1,175.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	Annual Report on Form 10-K 75

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows - operating activities
Net income	$162.1	$102.8	$45.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	13.0	17.3	24.0
Depreciation and intangible asset amortization	27.1	26.4	26.2
Share-based compensation expense	10.2	9.9	9.5
Loss (gain) from equity method investments, net of dividends or distributions	(5.0)	35.5	(14.5)
Changes in:
Insurance liabilities	125.3	82.8	186.7
Amounts due under reinsurance agreements	5.8	55.7	(12.5)
Income tax liabilities	2.1	28.2	(15.0)
Other operating assets and liabilities	219.1	101.4	53.9
Contributions to defined benefit plan	(3.8)	(1.4)	—
Other, net	(2.7)	(6.5)	(1.2)
Net cash provided by operating activities	553.2	452.1	302.1
Cash flows - investing activities
Fixed maturity securities purchases	(1,347.8)	(1,161.5)	(596.7)
Fixed maturity securities sales	465.5	380.3	377.6
Fixed maturity securities maturities, paydowns, calls and redemptions	689.5	539.7	291.9
Equity securities purchases	(2.3)	(4.5)	(2.5)
Equity securities sales, calls, and repayments	23.3	16.3	18.7
Limited partnership interests purchases	(68.8)	(74.8)	(207.2)
Limited partnership interests sales	98.8	119.5	41.4
Change in short-term and other investments, net	(100.5)	42.0	(39.8)
Other, net	(9.8)	7.2	9.2
Net cash used in investing activities	(252.1)	(135.8)	(107.4)
Cash flows - financing activities
Dividends paid to shareholders	(57.1)	(55.5)	(53.9)
Proceeds from issuance of Senior Notes	295.2	—	297.7
Principal repayment on Senior Notes	(250.0)	—	—
Principal repayment on Revolving Credit Facility	—	—	(249.0)
Treasury stock acquired	(20.8)	(8.6)	(6.5)
Proceeds from exercise of stock options	5.3	5.1	—
Withholding tax payments on RSUs tendered	(3.4)	(1.8)	(1.8)
Annuity contracts: variable, fixed and FHLB funding agreements
Deposits	1,028.4	796.1	787.6
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(640.1)	(637.0)	(604.7)
Repayment of FHLB funding agreements	(509.5)	(270.0)	(189.5)
Life policy accounts deposits, withdrawals, and surrenders	19.6	11.7	8.6
Change in deposit asset on reinsurance	(161.6)	(162.4)	(123.6)
Net increase (decrease) in reverse repurchase agreements	(12.0)	12.0	(70.2)
Change in book overdrafts	(5.7)	2.5	(2.5)
Net cash used in financing activities	(311.7)	(307.9)	(207.8)
Net increase (decrease) in cash	(10.6)	8.4	(13.1)
Cash at beginning of year	38.1	29.7	42.8
Cash at end of year	$27.5	$38.1	$29.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

76 Annual Report on Form 10-K	Horace Mann Educators Corporation

HORACE MANN EDUCATORS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023
($ in millions, except per share data, unless otherwise stated)
NOTE 1 - Basis of Presentation and Significant Accounting Policies
Business
Horace Mann Educators Corporation is a holding company for insurance subsidiaries that market and underwrite personal lines of property and casualty insurance products (primarily personal lines of auto and property insurance), life insurance products, retirement products (primarily tax-qualified fixed and variable annuities), individual supplemental insurance products (primarily accident, cancer, critical illness, hospital, and supplemental disability), and group benefit products (primarily group disability, group life, and group supplemental health coverages), primarily to K-12 teachers, administrators and other employees of public schools and their families (collectively, HMEC, the Company or Horace Mann).
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
In the quarter ended June 30, 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error related to private debt securities associated with the Company's limited partnership investments. The $8.1 million after tax ($10.2 million pre-tax) adjustment decreased net income for the following segments: Life & Retirement $5.3 million; and Supplemental & Group Benefits, $2.8 million. The out-of-period correction would have resulted in a decrease of net income for year ended December 31, 2024 and 2023 by $4.4 million and $1.3 million, respectively.
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
Limited Partnership Interests
Investments in limited partnership interests are predominately accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage loan funds, real estate equity funds, private equity funds, infrastructure debt funds, infrastructure equity funds and other funds. The Company has one investment in a Voya commercial mortgage loan fund totaling $234.2 million and $241.6 million as of December 31, 2025 and 2024, respectively.
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
Net Investment Income
Net investment income primarily consists of interest, dividends and income from fixed maturity securities. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. ABS and MBS interest income is determined considering estimated pay-downs, including prepayments, obtained from third-party data sources and internal estimates. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS and MBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is generally recalculated on a prospective basis. Net investment income for AFS fixed maturity securities includes the impact of accreting the credit loss allowance for the time value of money. Accrual of income is suspended for fixed maturity securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for commercial mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable. Accrued investment income receivables are monitored for recoverability and when not expected to be collected, are written-off through net investment income. Cash receipts on investments on non-accrual status are generally recorded as a reduction of amortized cost or principal. Income from limited partnership interests is generally recognized following the equity method of accounting, where changes in fair value of the investee’s equity primarily determined using its net asset value and is generally recognized on a three month delay due to the availability of the related financial statements of the investee. In addition, the Company had two limited partnership investments that were accounted for using the Fair Value Option (FVO) where changes in the fair value of the limited partnership investment were recognized in income and were sold in 2025.

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
Credit Loss Impairments for Fixed Maturity Securities
For fixed maturity securities classified as available for sale, the difference between amortized cost, net of a credit loss allowance (i.e., amortized cost, net) and fair value, net of certain other items and deferred income taxes (as disclosed in Note 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K) is reported as a component of accumulated other comprehensive income (loss) (i.e., AOCI) on the Consolidated Balance Sheets and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a credit loss allowance transaction is recorded. We evaluate fixed maturity securities where fair value is below amortized cost on a quarterly basis to determine if a credit loss allowance is necessary. These reviews, in conjunction with our investment managers’ quarterly credit reports and relevant factors such as (1) has the security missed any scheduled principal or interest payments in the current quarter; (2) has the security been downgraded to below investment grade by rating agencies or if the security was below investment grade at time of purchase, has the security been downgraded by two or more notches since acquisition; (3) has the security declined in value by more than 10% compared to the prior quarter; (4) has the market yield changed by more than 50 basis points; are all considered in the impairment assessment process.
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
Deferred Policy Acquisition Costs and Deferred Sales Inducements
The Company's DAC by reporting segment was as follows:

($ in millions)	December 31,
	2025	2024
Property & Casualty	$40.0	$34.4
Life & Retirement	303.7	301.4
Supplemental & Group Benefits	14.5	11.4
Total	$358.2	$347.2

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
Intangible Assets, net
The value of business acquired (VOBA) associated with the acquisition of NTA Life Enterprises, LLC (NTA) represents the difference between the fair value of insurance contracts and insurance policy reserves measured in accordance with the Company's accounting policy for insurance contracts acquired. VOBA was based on an actuarial estimate of the present value of future distributable earnings for insurance in force on the acquisition date. VOBA net of accumulated amortization was $54.5 million as of December 31, 2025 and is being amortized by product based on the present value of future premiums to be received. The Company estimates that it will

80 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
recognize VOBA amortization of $4.7 million in 2026, $4.4 million in 2027, $4.1 million in 2028, $3.9 million in 2029, and $3.6 million in 2030.
The Company accounts for the value of distribution acquired (VODA) associated with the acquisition of NTA based on an actuarial estimate of the present value of future business to be written by the existing distribution channel. VODA net of accumulated amortization was $30.3 million as of December 31, 2025 and is being amortized on a straight-line basis. The Company estimates that it will recognize VODA amortization of $2.9 million in each of the years 2026 through 2030, respectively.
The Company accounts for the value of agency relationships based on the present value of commission overrides retained by NTA. Agency relationships net of accumulated amortization was $4.6 million as of December 31, 2025 and is being amortized based on the present value of future premiums to be received. The Company estimates that it will recognize agency relationships amortization of $1.0 million in 2026, $0.9 million in 2027, $0.8 million in 2028, $0.6 million in 2029 and $0.5 million in 2030.
The Company accounts for the value of customer relationships based on the present value of expected profits from existing Benefit Consultants Group, Inc. (BCG) and MNL customers in force at the date of acquisition. Customer relationships net of accumulated amortization was $38.3 million as of December 31, 2025 and is being amortized based on the present value of future profits to be received for BCG and based on the present value of future premiums for MNL. The Company estimates that it will recognize customer relationships amortization of $5.5 million in 2026, $5.9 million in 2027, $6.3 million in 2028, $6.5 million in 2029 and $6.9 million in 2030.
The trade names intangible asset represents the present value of future savings accruing to NTA, BCG and BCGS by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. The state licenses intangible asset represents the regulatory licenses held by NTA and MNL that were valued using the cost approach. Both the trade names and state licenses are indefinite-lived intangible assets that are not subject to amortization.
Annually, the Company performs a VOBA analysis on supplemental insurance policies to assess whether a loss recognition event has occurred. This initially involves comparing the historical and expected future experience on the block to the assumptions embedded in the original VOBA intangible asset. If both the experience to date and current expected experience are consistently better than the initial VOBA assumptions, the remaining value in the block is sufficient to support the VOBA intangible asset and no loss recognition is necessary. If the historical and current expected assumptions are not uniformly better than the initial VOBA assumptions, a gross premium valuation (GPV) is performed to assess whether a loss recognition event has occurred. This involves discounting expected future benefits and expenses less expected future premiums. To the extent that this amount is greater than the liability for future benefits less the VOBA intangible asset, in aggregate for the supplemental insurance block, a loss would be recognized by first writing-off the VOBA and then increasing the liability. Currently, a GPV is not required for the acquired supplemental block. No such costs were deemed unrecoverable during the year ended December 31, 2025.
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
Intangible assets that are not subject to amortization (i.e., trade names and state licenses) are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of October 1, 2025, October 1, 2024 and October 1, 2023, the Company performed qualitative assessments to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessment of qualitative factors, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount.
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

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
respect to the acquisitions of BCG, BCGS and NTA. In 2022, goodwill was recognized with respect to the acquisition of MNL.
Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as an operating segment or a business unit one level below an operating segment, if separate financial information is prepared and regularly reviewed by management at that level. The Company's reporting units, for which goodwill has been allocated, are Property & Casualty, Life, BCG, BCGS, NTA, and MNL. Refer to Note 9 for the allocation of goodwill by reporting segment as of December 31, 2025.
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
At October 1, 2025, October 1, 2024 and October 1, 2023, the Company performed a qualitative goodwill impairment test. Based on the results of the tests, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
During each year from 2023 through 2025, the Company completed the required annual goodwill impairment testing. With exception to the goodwill impairment charges described in Note 9, no other goodwill impairment charges were necessary as a result of such assessments. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty. The use of different assumptions, within a reasonable range, could cause the fair value of a reporting unit to fall below its carrying amount. Subsequent goodwill assessments could result in impairment, particularly for any reporting unit with at-risk goodwill, due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.
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

($ in millions)	December 31,
	2025	2024
Property and equipment	$147.7	$143.1
Less: accumulated depreciation	76.9	69.7
Total	$70.8	$73.4
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
Other Policyholder Funds
Other policyholder funds includes primarily balances outstanding under funding agreements with the FHLB as well as dividend accumulations, carried at cost. Amounts received and repaid under FHLB funding agreements are classified as financing activities in the Company's Consolidated Statements of Cash Flows.
FHLB Funding Agreements

HMLIC (since 2013), NTA (since 2019), and MNL (since 2023), are all members of FHLB, which provides the subsidiaries with access to collateralized borrowings and other FHLB products. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing, or a lower percentage — such as 2.0% based on the Reduced Capitalization Advance Program. In 2021, HMEC's Board of Directors (Board) authorized a maximum amount equal to 25% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB advances and funding agreements combined. In 2025, HMLIC, MNL, and NTA collectively received $559.5 million from FHLB funding agreements and repaid $509.5 million on FHLB funding agreements. Outstanding advances under FHLB funding agreements are reported as Other policyholder funds in the Consolidated Balance Sheets and totaled $1,039.5 million and $989.5 million as of December 31, 2025 and 2024, respectively. Interest on the funding agreements accrues at their contractual interest rates.

Horace Mann Educators Corporation	Annual Report on Form 10-K 85

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
As of December 31, 2025, scheduled maturity dates for outstanding FHLB funding agreements were as follows:

($ in millions)
	Amount	Interest Rate	Maturity Date
	25.0	4.3%	January 13, 2027
	120.0	4.0%	December 11, 2026
	10.0	4.2%	November 20, 2026
	125.0	4.0%	September 11, 2026
	25.0	3.9%	September 09, 2026
	10.0	4.2%	August 26, 2026
	5.0	4.2%	August 26, 2026
	40.0	4.2%	August 05, 2026
	10.0	4.2%	August 05, 2026
	10.0	4.2%	August 05, 2026
	12.5	4.0%	June 26, 2026
	10.0	4.2%	May 20, 2026
	50.0	4.2%	May 20, 2026
	20.0	4.3%	April 22, 2026
	25.0	3.9%	April 01, 2026
	10.0	3.9%	April 01, 2026
	30.0	4.1%	February 27, 2026
	10.0	4.1%	February 27, 2026
	50.0	4.2%	February 13, 2026
	10.0	4.2%	February 13, 2026
	10.0	4.2%	February 13, 2026
	50.0	4.1%	February 06, 2026
	31.0	4.1%	February 06, 2026
	200.0	4.1%	January 16, 2026
	6.0	4.2%	January 09, 2026
	135.0	4.2%	January 09, 2026
Total	$1,039.5
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
Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of RSUs is measured at the market price of the Company's common stock on the date of grant, with the exception of market-based performance awards, for which the Company uses a Monte Carlo simulation model to determine fair value for purposes of measuring RSU expense. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $1.5 million, $1.6 million, and $1.4 million, respectively, of stock option expense as a result of stock options that vested during the respective periods. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $8.7 million, $7.8 million and $7.5 million, respectively, in RSU expense as a result of the performance and/or vesting of RSUs during the respective periods.
In 2025, 2024 and 2023, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for stock options granted in each year. The fair value of stock options granted was estimated on the respective dates of grant using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table.

	Year Ended December 31,
	2025	2024	2023
Number of stock options granted	110,416	230,240	209,028
Weighted average grant date fair value of stock options granted	$10.12	$8.12	$8.50
Weighted average assumptions:
Risk-free interest rate	4.0%	4.0%	4.1%
Expected dividend yield	3.5%	3.9%	3.6%
Expected life, in years	5.6	5.6	5.3
Expected volatility (based on historical volatility)	30.9%	30.7%	30.9%

The weighted average fair value of nonvested stock options outstanding on December 31, 2025 was $8.80. Total unrecognized compensation expense relating to the nonvested stock options outstanding as of December 31, 2025 was approximately $2.3 million. This amount will be recognized as expense over the remainder of the vesting period, which is scheduled to be 2026 through 2029. Expense is recognized on a straight-line basis over the vesting period for the entire award. Forfeitures of unvested amounts due to terminations and/or early retirements are recognized as a reduction to the related expenses.

Horace Mann Educators Corporation	Annual Report on Form 10-K 87

NOTE 1 - Basis of Presentation and Significant Accounting Policies (continued)
Total unrecognized compensation expense relating to RSUs outstanding as of December 31, 2025 was approximately $10.1 million. This amount will be recognized as expense over the remainder of the performance and/or vesting period, which is scheduled to be 2026 through 2028. Expense is recognized on a straight-line basis from the date of grant through the end of the performance and/or vesting period for the entire award. Forfeitures of unvested amounts due to terminations are recognized as a reduction to the related expenses.
Retirement Plans
As of December 31, 2024, the Company sponsored a qualified defined benefit plan. The qualified defined benefit plan has been frozen since 2002. All participants in the frozen plan are 100% vested in their accrued benefit. On September 3, 2025, the Company’s Board of Directors approved a plan to effect the termination of the Horace Mann Pension Plan (the Plan). This termination became effective on November 30, 2025. This termination was completed on December 11, 2025, by meeting the following criteria: (1) an irrevocable action to terminate the Plan had occurred, (2) the Company was relieved of the primary responsibility of the Plan, and (3) the significant risks related to the obligations of the Plan and the assets used to effect the settlement were eliminated for the Company.
In December 2025, the Company made a cash contribution of $3.0 million to the Plan. This contribution, along with the liquidation of the Plan assets, was used to purchase annuities from an insurance company to settle the liabilities of the Plan on December 11, 2025.
In connection with the termination process, the Company recorded a pre-tax settlement charge of $7.1 million within operating expenses in the consolidated statements of operations, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination.
The Company sponsors a 401(k) plan, two non-qualified supplemental defined benefit plans, and a non-qualified defined contribution plan. The two non-qualified supplemental defined benefit plans have been frozen since 2002. All participants in the frozen plans are 100% vested in their accrued benefit and are receiving payments.
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
For the qualified plans, all assets are held in their respective plan trusts. The assets and projected benefit obligation at the end of the year are as follows:

($ in millions)	Year Ended December 31,
	2025	2024
401(k) plan assets	$299.4	$265.8
Defined benefit plan assets	—	13.0
Projected benefit obligation	—	14.6
Income Taxes
The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2025, 2024 and 2023 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.
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
The computations of net income (loss) per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

($ in millions)	Year Ended December 31,
	2025	2024	2023
Basic:
Net income for the period	$162.1	$102.8	$45.0
Weighted average number of common shares during the period (in millions)	41.2	41.3	41.3
Net income per share - basic	$3.93	$2.49	$1.09

Diluted:
Net income for the period	$162.1	$102.8	$45.0
Weighted average number of common shares during the period (in millions)	41.2	41.3	41.3
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in millions):
Stock options	0.1	—	—
CSUs related to deferred compensation for employees	—	—	—
RSUs related to incentive compensation	0.3	0.2	0.1
Total common and common equivalent shares adjusted to calculate diluted earnings per share (in millions)	41.6	41.5	41.4
Net income per share - diluted	$3.90	$2.48	$1.09

Options to purchase 420,553 shares of common stock at $35.39 to $42.95 per share were granted in 2018, 2022, 2023, 2024 and 2025 but were not included in the computation of 2025 diluted net income (loss) per share because of their anti-dilutive effect. These options, which expire in 2028, 2032, 2033, 2034, and 2035 were still outstanding at December 31, 2025.
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
Effective for the year ended December 31, 2025, the Company adopted disclosure guidance for income tax disclosures on a retrospective basis. The guidance had no net impact on the Company's consolidated financial position, results of operations, or cash flows. See Note 11 for further information.

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
Subsequent Events
Subsequent to year-end, certain employees elected to participate in an early retirement program for which the corresponding expense will be recorded ratably over the remaining service period in 2026.
NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2025	2024	2023
Fixed maturity securities	$275.6	$287.0	$269.2
Equity securities	3.6	5.2	6.5
Limited partnership interests(1)	76.5	44.8	59.1
Short-term and other investments	22.6	20.6	17.2
Investment expenses	(12.1)	(13.3)	(12.1)
Net investment income - investment portfolio	366.2	344.3	339.9
Investment income - deposit asset on reinsurance	98.1	101.4	104.9
Total net investment income(2)	$464.3	$445.7	$444.8
(1) Income related to Voya CML Fund was $13.3 million for 2025 and $19.2 million for 2024.
(2) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the December 31, 2025 Form 10-K.
Net Investment Losses
Net investment losses for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2025	2024	2023
Fixed maturity securities	$(6.6)	$(21.1)	$(20.3)
Equity securities	(1.4)	7.4	(3.9)
Short-term investments and other	(5.0)	(3.6)	0.2
Net investment losses	$(13.0)	$(17.3)	$(24.0)

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
Net Investment Losses by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Year Ended December 31,
	2025	2024	2023
Credit loss impairments	$(1.2)	$0.3	$(0.4)
Intent-to-sell impairments	(5.3)	(0.2)	(6.7)
Total impairments	(6.5)	0.1	(7.1)
Sales and other, net	8.4	(24.3)	(25.0)
Change in fair value - equity securities	(2.1)	7.4	7.9
Change in fair value and losses realized on settlements - derivatives	(12.8)	(0.5)	0.2
Net investment losses	$(13.0)	$(17.3)	$(24.0)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Year Ended December 31,
	2025	2024	2023
Beginning balance	$0.9	$1.2	$1.2
Credit losses on fixed maturity securities for which credit losses were not previously reported	3.3	1.7	—
Net increases (decreases) related to credit losses previously reported	(0.9)	(0.4)	—
Reduction of credit allowances related to sales	(1.2)	(1.6)	—
Write-offs	—	—	—
Ending balance	$2.1	$0.9	$1.2

Horace Mann Educators Corporation	Annual Report on Form 10-K 91

NOTE 2 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$718.1	$9.5	$38.6	$689.0
Other, including U.S. Treasury securities	381.4	0.4	56.1	325.7
Municipal bonds	1,235.3	24.6	82.7	1,177.2
Foreign government bonds	10.6	—	0.6	10.0
Corporate bonds	2,064.8	27.6	182.1	1,910.3
Other asset-backed securities	1,616.5	12.0	26.1	1,602.4
Totals	$6,026.7	$74.1	$386.2	$5,714.6

December 31, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$827.9	$2.7	$74.8	$755.8
Other, including U.S. Treasury securities	426.5	0.1	69.0	357.6
Municipal bonds	1,239.1	17.5	105.8	1,150.8
Foreign government bonds	14.1	—	1.0	13.1
Corporate bonds	1,995.2	17.3	230.1	1,782.4
Other asset-backed securities	1,339.7	10.8	22.3	1,328.2
Totals	$5,842.5	$48.4	$503.0	$5,387.9

92 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of December 31, 2025 and 2024. The Company views the decrease in fair value of all fixed maturity securities with unrealized losses as of December 31, 2025 as due to factors other than a credit loss. As of December 31, 2025, the Company has not made the decision to sell and it is more likely than not the Company will not be required to sell the fixed maturity securities with unrealized losses before a recovery of the amortized cost basis. In reaching our conclusion that an allowance for credit is unnecessary, we considered the factors described in the Application of Critical Accounting Estimates - Evaluation of Credit Loss Impairments for Fixed Maturity Securities. The performance of fixed maturity securities has been impacted by the change in interest rates, specifically interest rates being at relatively high levels compared to interest rates at the time of acquisition of the securities. In consideration of the factors, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the following table.

($ in millions)	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$69.7	$0.3	$247.9	$38.3	$317.6	$38.6
Other	27.1	0.4	276.1	55.7	303.2	56.1
Municipal bonds	126.0	2.8	596.4	79.9	722.4	82.7
Foreign government bonds	—	—	9.0	0.6	9.0	0.6
Corporate bonds	387.3	10.5	930.6	171.6	1,317.9	182.1
Other asset-backed securities	239.5	1.2	369.8	24.9	609.3	26.1
Total	$849.6	$15.2	$2,429.8	$371.0	$3,279.4	$386.2

Number of positions with a gross unrealized loss	466		1,649		2,115
Fair value as a percentage of total fixed maturities securities fair value	14.9%		42.5%		57.4%

December 31, 2024
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$208.3	$3.1	$419.3	$71.7	$627.6	$74.8
Other	77.1	1.5	274.6	67.6	351.7	69.1
Municipal bonds	193.5	3.4	632.0	102.4	825.5	105.8
Foreign government bonds	1.5	—	11.7	0.9	13.2	0.9
Corporate bonds	235.4	10.3	1,075.8	219.8	1,311.2	230.1
Other asset-backed securities	133.3	0.9	338.3	21.4	471.6	22.3
Total	$849.1	$19.2	$2,751.7	$483.8	$3,600.8	$503.0

Number of positions with a gross unrealized loss	665		1,862		2,527
Fair value as a percentage of total fixed maturities securities fair value	15.8%		51.1%		66.9%

Horace Mann Educators Corporation	Annual Report on Form 10-K 93

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings was as follows:

	Number of Positions
	December 31,
	2025	2024
Credit Rating
AAA	140	155
AA	860	899
A	275	320
BBB	317	370
Total investment grade	1,592	1,744
BB	24	40
B	8	18
CCC or lower	2	4
Total below investment grade	34	62
Not rated	23	56
Totals:	1,649	1,862
Fixed maturity securities with an investment grade rating represented 98.0% of the gross unrealized losses as of December 31, 2025. For the same reasons discussed above, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the previous table.
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

($ in millions)	December 31, 2025
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$299.2	$298.9	5.2%
Due after 1 year through 5 years	1,291.2	1,278.9	22.4%
Due after 5 years through 10 years	1,586.2	1,556.7	27.2%
Due after 10 years through 20 years	1,682.8	1,556.9	27.3%
Due after 20 years	1,167.3	1,023.2	17.9%
Total	$6,026.7	$5,714.6	100.0%

94 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were as follows:

($ in millions)	Year Ended December 31,
	2025	2024	2023
Fixed maturity securities
Proceeds received	$465.5	$424.8	$377.6
Gross gains realized	5.4	4.0	2.2
Gross losses realized	(4.9)	(19.0)	(14.0)

Equity securities
Proceeds received	$17.3	$16.3	$18.7
Gross gains realized	0.9	—	—
Gross losses realized	(0.1)	(7.8)	(11.8)
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles the net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Year Ended December 31,
	2025	2024	2023
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(357.4)	$(328.3)	$(449.6)
Change in net unrealized investment gains (losses) on fixed maturity securities	106.7	(45.8)	105.3
Reclassification of net investment (gains) losses on fixed maturity securities to net income	5.2	16.7	16.0
End of period	$(245.5)	$(357.4)	$(328.3)
Limited Partnership Interests
Investments in limited partnership interests are predominately accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage loan funds, real estate equity funds, private equity funds, infrastructure equity funds, infrastructure debt funds and other funds. In addition, we had two limited partnership investments accounted for at fair value using the fair value option (FVO) as of December 31, 2024. The two investments using FVO at December 31, 2024 were sold in 2025. Principal factors influencing carrying amount appreciation or depreciation include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The carrying amounts of EMA limited partnership interests were as follows:

($ in millions)	December 31,
	2025	2024
Commercial mortgage loan funds	$590.7	$596.0
Real estate equity funds	127.5	144.7
Private equity funds	118.3	102.2
Infrastructure equity funds	52.4	81.7
Infrastructure debt funds	73.9	69.0
Other funds(1)	137.8	127.7
Total	$1,100.6	$1,121.3
(1) Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital, and private credit funds.

The carrying value of the EMA limited partnerships is impaired to fair value when a decline in value is considered to be other-than-temporary. For the years ended December 31, 2025 and 2024, no other-than-temporary impairments were recognized for EMA limited partnerships.

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

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025
Asset derivatives
Free-standing derivatives	$21.6	$—	$21.6	$—	$23.8	$(2.2)

December 31, 2024
Asset derivatives
Free-standing derivatives	$18.5	$—	$18.5	$—	$20.4	$(1.9)
Reverse Repurchase Agreements
In connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $0.0 million as of December 31, 2025 and $12.4 million as of December 31, 2024. The obligation for securities sold under reverse repurchase agreements was a net amount of $0.0 million as of December 31, 2025 and $12.0 million December 31, 2024.
Deposits
At December 31, 2025 and 2024, fixed maturity securities with a fair value of $26.3 million and $27.1 million, respectively, were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of the Company conduct business. In addition, as of December 31, 2025 and 2024, fixed maturity securities with a fair value of $1,107.1 million and $1,072.2 million, respectively, were on deposit with FHLB as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $1,039.5 million and $989.5 million at the respective dates. The deposited securities are reported as Fixed maturity securities in the Company's Consolidated Balance Sheets.
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

NOTE 3 - Fair Value of Financial Instruments (continued)

portfolio to be priced through pricing services using observable inputs. Approximately 92.1% and 90.9% of the fixed maturity securities portfolio, based on fair value, was priced through valuation services or priced using observable inputs as of December 31, 2025 and 2024, respectively. The remainder of the fixed maturity securities portfolio was priced by broker quotes, modeled prices by our investment managers or pricing models that use unobservable inputs. Non-binding broker quotes are generally classified as Level 3, unless the quotes can be corroborated by comparison to other valuation service provider prices or observable pricing models or analyses, whereby they could be classified as Level 2. There were no significant changes to the valuation process during 2025.
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

NOTE 3 - Fair Value of Financial Instruments (continued)

Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. As of December 31, 2025, Level 3 investments comprised approximately 7.8% of the Company's total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
December 31, 2025
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$689.0	$689.0	$—	$689.0	$—
Other, including U.S. Treasury securities	325.8	325.8	40.8	285.0	—
Municipal bonds	1,177.1	1,177.1	—	1,098.7	78.4
Foreign government bonds	10.0	10.0	—	10.0	—
Corporate bonds	1,910.3	1,910.3	4.9	1,562.8	342.6
Other asset-backed securities	1,602.4	1,602.4	—	1,558.1	44.3
Total fixed maturity securities	5,714.6	5,714.6	45.7	5,203.6	465.3
Equity securities	41.9	41.9	1.3	36.8	3.8
Short-term investments	210.5	210.5	210.5	—	—
Other investments	21.6	21.6	—	21.6	—
Totals	$5,988.6	$5,988.6	$257.5	$5,262.0	$469.1
Separate Account variable annuity assets(1)	$4,157.4	$4,157.4	$4,157.4

Financial Liabilities(2)	$78.9	$78.9	$—	$5.8	$73.1

December 31, 2024
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$755.8	$755.8	$—	$755.8	$—
Other, including U.S. Treasury securities	357.6	357.6	24.7	332.9	—
Municipal bonds	1,150.8	1,150.8	—	1,075.9	74.9
Foreign government bonds	13.1	13.1	—	13.1	—
Corporate bonds	1,782.4	1,782.4	7.7	1,423.4	351.3
Other asset-backed securities	1,328.2	1,328.2	—	1,254.5	73.7
Total fixed maturity securities	5,387.9	5,387.9	32.4	4,855.6	499.9
Equity securities	66.5	66.5	1.4	60.9	4.2
Limited partnership interests(3)	28.9	28.9	—	—	28.9
Short-term investments	101.1	101.1	101.1	—	—
Other investments	18.5	18.5	—	18.5	—
Totals	$5,602.9	$5,602.9	$134.9	$4,935.0	$533.0
Separate Account variable annuity assets(1)	$3,708.8	$3,708.8	$3,708.8	$—	$—

Financial Liabilities(2)	$79.6	$79.6	$—	$4.1	$75.5
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
(3) The Company held two limited partnership investments accounted for at fair value using the fair value option (FVO) at December 31, 2024 which were sold in 2025.

Horace Mann Educators Corporation	Annual Report on Form 10-K 99

NOTE 3 - Fair Value of Financial Instruments (continued)

Changes in Level 3 Fair Value Measurements
The Company did not have any transfers between Levels 1 and 2 during 2025 and 2024. The following tables present reconciliations for the periods indicated for all Level 3 financial assets and financial liabilities measured at fair value on a recurring basis.

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities & Limited Partnership Interests	Total
Beginning balance, January 1, 2025	$74.9	$351.3	$73.7	$499.9	$33.1	$533.0	$75.5
Transfers into Level 3(3)	1.2	—	—	1.2	—	1.2	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	(2.0)	(5.9)	(7.9)	6.4	(1.5)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—		—	10.8
Net unrealized investment gains (losses) included in OCI	2.8	7.6	2.4	12.8		12.8	(0.4)
Purchases	0.7	52.4	4.0	57.1		57.1	—
Issuances	—	—	—	—		—	4.3
Sales	—	(57.0)	(16.6)	(73.6)	(35.0)	(108.6)	—
Settlements	—	—	—	—		—	—
Paydowns, maturities and distributions	(1.2)	(9.7)	(13.3)	(24.2)	(0.7)	(24.9)	(17.1)
Ending balance, December 31, 2025	$78.4	$342.6	$44.3	$465.3	$3.8	$469.1	$73.1

Beginning balance, January 1, 2024	$74.0	$342.5	$97.5	$514.0	$4.5	$518.5	$82.4
Transfers into Level 3(3)	—	11.8	8.0	19.8	28.9	48.7	—
Transfers out of Level 3(3)	—	(8.4)	(4.0)	(12.4)	—	(12.4)	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	0.3	0.3	0.6	0.9	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	5.4
Net unrealized investment gains (losses) included in OCI	(2.1)	5.7	0.1	3.7	—	3.7	—
Purchases	4.2	81.2	1.7	87.1	1.2	88.3	—
Issuances	—	—	—	—	—	—	5.4
Sales	—	(46.4)	—	(46.4)	—	(46.4)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(1.2)	(35.1)	(29.9)	(66.2)	(2.1)	(68.3)	(17.7)
Ending balance, December 31, 2024	$74.9	$351.3	$73.7	$499.9	$33.1	$533.0	$75.5
(1)    Represents embedded derivatives, all related to the Company's FIA products, as well as net MRBs reported in Policyholders' account balances in the Company's Consolidated Balance Sheets.
(2)    Includes U.S. Government and federally sponsored agency obligations for mortgage-backed securities and other asset-backed securities.
(3)    Transfers into and out of Level 3 during the years ended December 31, 2025 and 2024 were attributable to changes in the availability of observable market information for individual fixed maturity securities, limited partnerships and short-term investments. In addition, during the fourth quarter of 2024, the Company transferred in two limited partnership investments that are carried at fair value using fair value option accounting. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

As of December 31, 2025, the Company had a $1.5 million net investment loss on Level 3 financial assets that was included in net income. As of December 31, 2024 the Company had a $0.9 million net investment gain on Level 3 financial assets that was included in net income. For the years ended December 31, 2025 and 2024, net investment losses of $10.8 million and $5.4 million, respectively, were included in net income that were attributable to changes in the fair value of Level 3 financial liabilities.

100 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 3 - Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Price Source
The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources:

($ in millions)
	Total	Internal	External
December 31, 2025
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$—	$—	$—
Municipal bonds	78.4	—	78.4
Corporate bonds	342.6	6.7	335.9
Other asset-backed securities	44.3	—	44.3
Total fixed maturity securities	465.3	6.7	458.6
Equity securities	3.8	2.6	1.2
Totals	$469.1	$9.3	$459.8

Financial Liabilities(1)	$73.1	$73.1	$—

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
External pricing sources for securities represent prices from prior transactions or unadjusted third-party pricing information where pricing inputs are not readily available. For the year ended December 31, 2025, the Company engaged an independent third-party valuation specialist to assist in the pricing of certain Level 3 corporate bonds. As a result, the majority of securities that were internally priced as of December 31, 2024 are externally priced as of December 31, 2025.

Horace Mann Educators Corporation	Annual Report on Form 10-K 101

NOTE 3 - Fair Value of Financial Instruments (continued)

Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized within Level 3.

($ in millions)
	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)	Impact of Increase in Input on Fair Value
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$82.1	discounted cash flow	lapse rate	7.5%	Decrease
			mortality multiplier(2)	71.0%	Decrease
			option budget	0.9% - 3.9%	Increase
			non-performance adjustment(3)	5.0%	Decrease
Net MRBs	$(9.0)	discounted cash flow	lapse rate	7.5%	Decrease
			mortality multiplier(2)	71.0%	Increase
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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
December 31, 2025
Financial Assets
Other investments	$215.5	$218.7	$—	$39.3	$179.4
Deposit asset on reinsurance	2,369.6	2,143.1	—	—	2,143.1
Financial Liabilities
Policyholders' account balances	4,984.9	4,791.1	—	—	4,791.1
Other policyholder funds	1,046.2	1,046.2	—	1,043.2	3.0
Long-term debt	593.4	629.1	—	629.1	—

December 31, 2024
Financial Assets
Other investments	$221.0	$224.3	$—	$37.0	$187.3
Deposit asset on reinsurance	2,434.3	2,121.9	—	—	2,121.9
Financial Liabilities
Policyholders' account balances	5,020.2	4,710.1	—	—	4,710.1
Other policyholder funds	995.7	995.7	—	992.9	2.8
Reverse repurchase agreement	12.0	12.4	—	12.4	—
Long-term debt	547.0	575.1	—	575.1	—
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

104 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 4 - Derivatives (continued)

($ in millions)	December 31,
	2025	2024
Assets
Derivatives, reported in Short-term and other investments	$21.6	$18.5

Liabilities
FIA - embedded derivatives, reported in Policyholders' account balances	82.1	82.3
IUL - embedded derivatives, reported in Policyholders' account balances	5.8	4.1

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

($ in millions)	Years Ended December 31,
	2025	2024	2023
Change in fair value of derivatives:(1)
Net investment gains (losses)	$2.1	$1.0	$7.4

Change in fair value of embedded derivatives:
Net investment gains (losses)	(14.5)	(9.5)	(7.2)
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
The notional amount and fair value of call options by counterparty and each counterparty's long-term credit ratings were as follows:

($ in millions)	December 31, 2025				December 31, 2024
	Credit Rating		Notional	Fair	Notional	Fair
Counterparty	S&P	Moody's	Amount	Value	Amount	Value
Bank of America, N.A.	A-	A1	$136.4	$10.6	$267.8	$13.3
Goldman Sachs	BBB+	A2	80.5	3.1	—	—
BNP Paribas	A+	A1	32.7	1.3	—	—
Barclays Bank PLC	BBB+	Baa1	131.1	6.6	115.3	5.2
Total			$380.7	$21.6	$383.1	$18.5

As of December 31, 2025 and 2024, the Company held $23.8 million and $20.4 million, respectively, of cash and financial instruments received from counterparties for derivative collateral, which is included in Other liabilities on the Consolidated Balance Sheets. This derivative collateral limits the Company's maximum amount of economic loss due to credit risk that would be incurred if parties to the call options failed completely to perform according to the terms of the contracts to $0.3 million per counterparty.

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

($ in millions)	Years Ended December 31,
	2025	2024	2023
Property & Casualty
Gross reserves, beginning of year	$420.6	$416.8	$388.7
Less: reinsurance recoverables	100.8	104.0	100.8
Net reserves, beginning of year(1)	319.8	312.8	287.9
Incurred claims and claim expenses:
Claims occurring in the current year	514.8	552.8	557.0
Increase (decrease) in estimated reserves for claims occurring in prior years(2)	(18.8)	(11.8)	—
Total claims and claim expenses incurred	496.0	541.0	557.0
Claims and claim expense payments for claims occurring during:
Current year	340.4	368.1	353.1
Prior years	172.1	165.9	179.0
Total claims and claim expense payments	512.5	534.0	532.1
Net reserves, end of year	303.3	319.8	312.8
Plus: reinsurance recoverables	101.2	100.8	104.0
Gross reserves, end of year	$404.5	$420.6	$416.8
(1)    Reserves are net of anticipated reinsurance recoverables. Starting in 2024, includes reserves for legacy commercial lines.
(2)    Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also, refer to the paragraphs below for additional information regarding prior years' reserve development recognized in 2025, 2024 and 2023.

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
While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, given the relatively large proportion (approximately 72.0% as of December 31, 2025) of the Company's reserves that are in the longer-tail auto liability coverages, regulatory and court actions, changes in economic conditions and trends, and medical costs could be expected to impact this product line more extensively than others.
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
In addition to auto, property and umbrella lines, starting in 2024 property & casualty loss and loss adjustment reserves and IBNR included legacy commercial claims. These claims related to legacy, long-tail commercial lines claims, including asbestos, environmental, and sexual molestation claims.

Horace Mann Educators Corporation	Annual Report on Form 10-K 107

NOTE 5 - Short-Duration Insurance Contracts (continued)
Legacy commercial line reserves are analyzed based on industry information for asbestos and environmental liabilities. This information includes industry source information regarding incurred losses, paid losses and industry implied survival ratios.
See tables on the following pages of Note 5 for details of the average annual percentage payout of auto and property incurred claims by age, also referred to as a history of claims duration and tables illustrating the incurred and paid claims development information by accident year on a net basis for the lines of homeowners, auto liability, and auto physical damage, which represents 95% of the Company's property & casualty incurred losses for 2025.
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
Based on the Company's products and coverages, historical experience, and various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the Property & Casualty loss reserves within a reasonable probability of other possible outcomes may be different than expected. A change in claim severity or claim frequency of approximately plus or minus 1% of reserves equates to plus or minus approximately $2.9 million of net income as of December 31, 2025. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.
Net favorable (unfavorable) development of total reserves for property & casualty claims occurring in prior years was $18.8 million in 2025 and $11.8 million in 2024. In 2025, property & casualty had favorable prior years' auto reserve development of $7.0 million, as well as favorable prior years' property reserve development of $11.8 million as a result of favorable loss trends for accident years 2024 and prior. In 2024, the Company had favorable development of $29.5 million as a result of favorable loss trends in auto and property for accident years 2023 and prior. This was partially offset by $17.7 million in recognition of loss reserves for legacy commercial lines.
The Company completes a detailed study of property & casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's property & casualty reserves as of December 31st of each year. The result of the independent actuarial study as of December 31, 2025 was consistent with management's analysis and selected estimates and did not result in any adjustments to the Company's property & casualty reserves recognized.
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
Below is the average annual percentage payout of incurred claims by age, also referred to as a history of claims duration:

108 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners	78.5%	18.6%	2.2%	0.5%	0.2%	—	—%	—	—%	—
Auto liability	37.1%	35.6%	15.0%	6.7%	3.3%	1.6%	0.5%	0.1%	0.1%	—
Auto physical damage	95.0%	5.3%	(0.3)%	—	—	—	—	—	—	—

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
The information about incurred and paid claims development for the years ended December 31, 2016 to 2024 is presented as unaudited supplementary information.

($ in millions)
Homeowners
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2025
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
												(Actual)
2016	$115.9	$118.6	$117.0	$117.9	$117.9	$117.9	$118.1	$118.1	$118.1	$118.1	$—	19,866
2017		126.3	129.8	132.7	130.7	130.8	130.8	131.3	131.1	131.3	—	19,868
2018			166.8	157.4	158.9	158.1	157.2	156.0	156.1	156.4	—	21,152
2019				130.4	129.9	132.1	130.9	131.1	131.3	132.0	—	17,585
2020					155.7	151.9	145.4	146.9	146.1	145.9	0.3	19,733
2021						150.2	150.7	154.3	154.4	154.1	0.5	16,691
2022							162.2	156.2	152.1	152.3	2.3	14,600
2023								183.1	172.6	172.2	6.6	16,682
2024									172.7	163.1	7.2	16,571
2025										142.8	19.2	11,332
									Total	$1,468.2

($ in millions)
Homeowners
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$95.8	$113.2	$115.1	$117.5	$117.7	$117.8	$118.0	$118.1	$118.1	$118.1
2017		106.8	128.5	129.8	130.0	130.5	130.7	131.2	131.2	131.3
2018			130.5	152.4	157.0	157.4	157.2	156.2	156.3	156.4
2019				103.8	126.2	129.1	130.0	130.4	130.8	132.0
2020					106.8	138.7	144.0	145.6	145.8	145.6
2021						114.9	146.3	151.0	152.5	153.6
2022							108.3	144.8	149.3	149.8
2023								126.3	161.7	165.1
2024									125.5	154.8
2025										109.7
								Total		1,416.4
								Outstanding prior to 2016		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$51.8

Horace Mann Educators Corporation	Annual Report on Form 10-K 109

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2025
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
												(Actual)
2016	$180.4	$184.4	$184.6	$186.6	$188.1	$189.2	$189.6	$189.5	$189.7	$189.7	$0.2	52,053
2017		188.0	188.8	188.6	189.1	191.7	192.9	192.5	192.5	192.6	0.2	49,021
2018			200.3	195.3	192.9	189.8	192.0	192.3	192.3	192.3	0.4	47,515
2019				181.1	180.1	176.7	181.5	181.2	181.0	181.3	1.3	46,318
2020					137.0	134.9	136.3	137.3	136.7	136.8	2.1	32,130
2021						142.2	157.8	156.7	154.7	154.5	3.3	34,519
2022							165.6	166.1	161.1	160.9	7.4	32,206
2023								176.4	173.0	170.0	15.5	32,228
2024									175.6	178.0	25.2	32,060
2025										182.4	73.1	29,304
									Total	$1,738.5

($ in millions)
Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$73.1	$140.9	$166.8	$177.8	$184.5	$188.1	$189.0	$189.4	$189.5	$189.5
2017		70.7	139.5	166.6	179.8	185.8	190.8	191.8	192.1	192.2
2018			77.5	141.5	168.6	180.7	188.0	190.6	191.5	191.7
2019				69.7	129.1	155.5	170.9	176.2	178.6	179.3
2020					51.5	94.0	118.2	129.2	133.3	134.4
2021						52.9	112.5	136.5	145.3	149.4
2022							55.8	116.7	140.5	150.1
2023								62.2	123.1	146.8
2024									66.8	133.3
2025										65.3
								Total		1,532.0
								Outstanding prior to 2016		0.8
								Prior years paid
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$207.3

110 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2025
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
												(Actual)
2016	$112.4	$109.5	$109.3	$109.6	$109.6	$109.5	$109.5	$109.6	$109.5	$109.5	$—	93,234
2017		115.5	111.8	110.5	110.6	110.5	110.6	110.6	110.6	110.6	—	91,302
2018			109.0	108.9	108.3	108.3	108.2	108.3	108.3	108.2	—	94,484
2019				111.6	110.5	110.0	110.0	109.9	110.0	110.0	—	92,214
2020					87.0	86.9	87.1	87.0	87.3	87.3	—	68,844
2021						105.0	105.7	105.1	105.4	105.4	—	72,731
2022							125.7	125.5	124.0	123.9	—	73,001
2023								132.4	129.4	129.7	—	72,502
2024									130.5	124.7	(0.5)	69,524
2025										119.4	(5.7)	60,121
									Total	$1,128.7

($ in millions)
Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$106.5	$109.7	$109.5	$109.6	$109.6	$109.6	$109.5	$109.5	$109.5	$109.5
2017		105.2	110.8	110.7	110.6	110.6	110.6	110.6	110.6	110.6
2018			103.6	109.1	108.3	108.3	108.2	108.2	108.2	108.2
2019				106.2	110.7	110.1	110.1	110.1	110.0	110.0
2020					84.1	87.6	87.4	87.3	87.3	87.3
2021						97.3	105.8	105.4	105.4	105.4
2022							114.6	124.3	123.8	123.8
2023								122.0	129.9	129.6
2024									120.5	125.1
2025										112.9
								Total		1,122.4
								Outstanding prior to 2016		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$6.3

Horace Mann Educators Corporation	Annual Report on Form 10-K 111

NOTE 5 - Short-Duration Insurance Contracts (continued)
Group Benefits Unpaid Claims and Claim Expense Reserves
The following table is a summary reconciliation of the beginning and ending Group Benefits unpaid claims and claim expense reserves for the year ended December 31, 2025. The table presents reserves on both a gross and net (after reinsurance) basis. The total net Group Benefits insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss). The end of the year gross reserve (before reinsurance balances and reinsurance recoverable balances) are reflected on a gross basis in the Consolidated Balance Sheets.

	Year Ended December 31,
	2025	2024	2023
Group Benefits
Gross reserves, beginning of year	$104.9	$116.6	$121.6
Less: reinsurance recoverables	25.2	27.7	27.9
Net reserves, beginning of year(1)	79.7	88.9	93.7
Incurred claims and claim expenses:
Claims occurring in the current year	69.7	66.3	73.6
Increase (decrease) in estimated reserves for claims occurring in prior years(2)	(5.0)	(14.5)	(13.9)
Total claims and claim expenses incurred	64.7	51.8	59.7
Claims and claim expense payments for claims occurring during:
Current year	30.1	31.1	33.8
Prior years	27.6	29.9	30.7
Total claims and claim expense payments	57.7	61.0	64.5
Net reserves, end of year	86.7	79.7	88.9
Plus: reinsurance recoverables	26.5	25.2	27.7
Gross reserves, end of year	$113.2	$104.9	$116.6
(1)    Reserves are net of anticipated reinsurance recoverables.
(2)    Shows the amounts by which the Company increased (decreased) its reserves for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also, refer to the paragraphs below for additional information regarding prior years' reserve development recognized in 2025.

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
The Company believes that its liability for policy benefits and claims is reasonable and adequate to satisfy its ultimate liability. The Company primarily uses its own loss development experience, but will also supplement that with data from its outside actuaries, reinsurers and industry loss experience as warranted. To illustrate the impact that loss ratios have on the Company’s loss reserves and related expenses, each hypothetical 1% change in the loss ratio for the health business (i.e., the ratio of insurance benefits, claims and settlement expenses to earned health premiums) for the year ended December 31, 2025, would increase reserves (in the

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
In 2025, Group Benefits had net favorable prior years' reserve development of $5.0 million which was primarily the result of favorable loss trends in specialty health and group disability for loss years 2024 and prior. In 2024, Group Benefits had net favorable prior years' reserve development of $14.5 million which was primarily the result of favorable loss trends in specialty health and group disability for loss years 2023 and prior.
Below is the average annual percentage payout of incurred claims by age for Group Benefits, also referred to as a history of claims duration:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Specialty health	61.3%	35.1%	2.2%	1.4%	—%	—%	—	—	—	—
Group disability	30.2%	32.3%	9.4%	3.8%	3.2%	2.9%	2.7%	2.2%	1.9%	1.8%

The following tables illustrate the incurred and paid claims development by accident year on a net basis for the lines of specialty health and group disability. Conditions and trends that have affected the development of these reserves in the past will not necessarily reoccur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.
The information about incurred and paid claims development for the years ended December 31, 2016 to 2024 is presented as unaudited supplementary information.

Horace Mann Educators Corporation	Annual Report on Form 10-K 113

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Specialty Health
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2025
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
												(Actual)
2016	$12.5	$11.2	$11.1	$11.1	$11.1	$11.1	$11.1	$11.1	$11.1	$11.1	$—	67,274
2017		10.6	9.7	9.6	9.6	9.6	9.6	9.6	9.6	9.6	—	63,494
2018			12.9	13.2	13.0	12.7	12.6	12.6	12.6	12.6	—	95,220
2019				10.6	9.5	9.6	9.5	9.5	9.5	9.5	—	72,761
2020					6.8	5.8	5.7	5.7	5.7	5.7	—	43,619
2021						22.8	17.7	16.1	15.3	15.2	—	73,159
2022							22.6	18.0	17.7	17.4	—	121,940
2023								16.0	14.1	13.2	0.1	99,583
2024									11.3	8.5	0.5	51,080
2025										8.8	5.5	37,569
									Total	$111.6

($ in millions)
Specialty Health
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$5.5	$11.0	$11.1	$11.1	$11.1	$11.1	$11.1	$11.1	$11.1	$11.1
2017		7.3	9.4	9.6	9.6	9.6	9.6	9.6	9.6	9.6
2018			8.8	12.1	12.5	12.6	12.6	12.6	12.6	12.6
2019				7.5	9.3	9.5	9.5	9.5	9.5	9.5
2020					4.2	5.6	5.7	5.7	5.7	5.7
2021						2.9	12.9	13.7	15.2	15.2
2022							10.5	16.7	17.2	17.4
2023								8.8	12.9	13.1
2024									5.8	8.0
2025										3.2
								Total		105.4
								Outstanding prior to 2016		—
								Prior years paid		—
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$6.2

114 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)
Group Disability
Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,											As of December 31, 2025
											Total of Incurred- But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
												(Actual)
2016	$28.5	$28.6	$27.4	$26.0	$26.3	$26.8	$28.1	$28.1	$26.9	$26.9	$—	3,619
2017		29.9	26.0	22.9	22.4	23.3	24.0	23.1	22.7	22.8	—	3,906
2018			29.8	26.6	23.2	22.7	23.3	23.6	23.8	23.5	—	4,175
2019				34.5	33.5	30.2	29.9	30.2	30.4	30.9	0.4	4,563
2020					36.7	34.3	34.1	33.2	32.4	32.9	0.1	4,367
2021						37.8	41.3	41.3	37.3	37.3	0.2	5,144
2022							39.2	32.0	31.0	30.7	0.5	4,378
2023								40.3	36.5	34.3	0.6	4,432
2024									38.7	44.0	1.9	4,485
2025										43.3	14.3	3,557
									Total	$326.6

($ in millions)
Group Disability
Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Years Ended December 31,
Accident	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$8.3	$16.4	$19.3	$20.3	$21.1	$21.8	$22.4	$22.9	$23.3	$23.8
2017		8.5	16.1	17.9	18.3	18.9	19.4	19.7	19.9	20.1
2018			8.4	16.1	18.0	18.9	19.6	20.1	20.3	20.6
2019				11.8	22.8	24.3	24.7	25.2	25.7	26.2
2020					12.4	22.7	25.5	26.4	26.9	27.3
2021						11.8	24.0	26.7	27.4	28.1
2022							11.7	21.4	23.7	24.6
2023								12.2	22.4	24.6
2024									13.0	24.0
2025										13.5
								Total		232.8
								Outstanding prior to 2016		(5.6)
								Prior years paid		136.2
								Liabilities for claims and claim adjustment expenses, net of reinsurance		$88.2
								Effect of discounting		(17.9)
								Discounted net reserves		$70.3

Horace Mann Educators Corporation	Annual Report on Form 10-K 115

NOTE 5 - Short-Duration Insurance Contracts (continued)
Reconciliation of Net Incurred and Paid Claims Development Tables for Property & Casualty and Group Benefits to Unpaid Claims and Claim Expense Reserves in the Consolidated Balance Sheet

($ in millions)	Year Ended December 31,
	2025	2024
Property & Casualty and Group Benefits
Net reserves
Homeowners	$51.8	$63.3
Auto liability	207.3	197.0
Auto physical damage	6.3	9.8
Specialty health	6.2	7.3
Group disability	88.2	77.9
Other than short duration lines	15.7	15.3
Legacy commercial exposures	9.6	17.7
Total net reserves for unpaid claims and claim adjustment expenses, net of reinsurance	385.1	388.3

Reinsurance recoverable on unpaid claims
Homeowners	—	0.7
Auto liability	93.2	92.5
Specialty health	—	0.1
Group disability	23.6	22.6
Other short duration lines	14.8	12.8
Total reinsurance recoverable on unpaid claims	131.6	128.7

Insurance lines other than short duration(1)	44.4	41.0
Unallocated claims adjustment expenses	4.1	11.2
Total other than short duration and unallocated claims adjustment expenses	48.5	52.2

Gross reserves, end of year(1)	$565.2	$569.2
(1)    This line includes Life & Retirement and Supplemental reserves included in the Consolidated Balance Sheet.
NOTE 6 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

In 2025, the Company revised the timing of its annual comprehensive assumption review, moving it from the fourth quarter to the third quarter to better align with industry practice. Accordingly, future cash flow assumptions were reviewed and updated in the third quarter of 2025. In the prior years, assumptions were reviewed and updated in the fourth quarter of 2024 and 2023.

116 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following tables summarize balances and changes in LFPB for traditional and limited-payment contracts.
The balances of and changes in LFPB as of and for the year ended December 31, 2025 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2025	$229.1	$245.9	$66.6	$34.2	$179.9	$—
January 1, 2025 balance at original discount rate	263.2	271.2	65.4	36.8	214.6	—
Effect of:
Change in cash flow assumptions	6.3	(16.5)	0.7	0.4	(2.8)	—
Actual variances from expected experience	0.3	(3.4)	1.6	(0.2)	(2.4)	—
Adjusted balance at January 1, 2025	269.8	251.3	67.7	37.0	209.4	—
Issuances(3)	10.7	23.6	—	2.5	22.9	2.4
Interest accruals(4)	8.4	11.1	3.7	1.5	7.0	—
Net premiums collected(5)	(18.3)	(26.3)	(6.9)	(4.5)	(25.7)	(2.4)
December 31, 2025 balance at original discount rate	270.6	259.7	64.5	36.5	213.6	—
Effect of changes in discount rate assumptions	(31.1)	(14.5)	2.6	(1.5)	(26.1)	—
Balance at December 31, 2025	239.5	245.2	67.1	35.0	187.5	—

Present value of expected future policy benefits:
Balance at January 1, 2025	504.3	377.8	813.2	86.2	383.4	97.3
January 1, 2025 balance at original discount rate	617.4	433.2	782.8	114.3	482.8	107.3
Effect of:
Changes in cash flow assumptions	5.9	(20.7)	1.7	0.2	(5.3)	—
Actual variances from expected experience	1.0	(4.4)	3.4	—	(4.7)	0.1
Adjusted balance at January 1, 2025	624.3	408.1	787.9	114.5	472.8	107.4
Issuances	10.7	23.8	—	2.5	22.9	2.4
Interest accruals	21.0	17.0	45.7	4.5	13.9	4.1
Benefit payments(6)	(24.1)	(19.1)	(70.3)	(3.4)	(46.9)	(10.9)
December 31, 2025 balance at original discount rate	631.9	429.8	763.3	118.1	462.7	103.0
Effect of changes in discount rate assumptions	(113.5)	(40.4)	44.5	(28.5)	(83.7)	(7.0)
Balance at December 31, 2025	518.4	389.3	807.8	89.6	379.0	96.0
Net liability for future policy benefits	278.8	144.1	740.8	54..6	191.8	96.0
Less: Reinsurance recoverable	(57.3)	(20.9)	(0.8)	(1.4)	(5.1)	(3.8)
Net liability for future policy benefits, after reinsurance recoverable	221.5	123.2	740.0	53.2	186.7	92.2
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at December 31, 2025	$221.5	$123.2	$740.0	$53.2	$186.7	$92.2
(1) Experience Life contains both whole life and term elements.
(2) As of December, 2025, the net LFPB for Supplemental Health was $66.0 million for cancer, $17.9 million for accident, $21.3 million for disability and $81.5 million for other supplemental health policies.
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

118 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the year ended December 31, 2023 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present Value of Expected Net Premiums
Balance at January 1, 2023(7)	$215.1	$234.7	$68.3	$29.7	$167.4	$—
January 1, 2023 balance at original discount rate(7)	245.9	265.4	65.5	32.4	205.1	—
Effect of:
Change in cash flow assumptions	—	(16.8)	3.7	(0.2)	6.5	—
Actual variances from expected experience	3.8	(2.7)	0.7	1.0	(1.6)	—
Adjusted balance at January 1, 2023	249.7	245.9	69.9	33.2	210.0	—
Issuances(3)	10.8	25.2	—	4.3	19.4	5.6
Interest accruals(4)	7.2	10.3	3.7	1.2	6.0	—
Net premiums collected(5)	(20.6)	(24.8)	(6.6)	(4.8)	(22.0)	(5.6)
December 31, 2023 balance at original discount rate	247.1	256.6	67.0	33.9	213.4	—
Effect of changes in discount rate assumptions	(23.9)	(16.6)	4.7	(1.7)	(31.4)	—
Balance at December 31, 2023	223.2	240.0	71.7	32.2	182.0	—

Present Value of Expected Future Policy Benefits
Balance at January 1, 2023(7)	493.6	347.0	867.5	79.4	431.7	103.3
January 1, 2023 balance at original discount rate(7)	581.9	401.0	805.2	98.6	537.1	113.4
Effect of:
Changes in cash flow assumptions	(0.6)	(16.7)	5.0	(0.2)	8.9	—
Actual variances from expected experience	4.0	1.3	1.1	1.0	(2.4)	(0.8)
Adjusted balance at January 1, 2023	585.3	385.6	811.3	99.4	543.6	112.6
Issuances	10.7	25.8	—	4.3	19.4	6.3
Interest accruals	19.0	15.2	47.4	3.9	14.4	4.4
Benefit payments(6)	(22.9)	(21.2)	(61.2)	(2.0)	(59.5)	(11.9)
December 31, 2023 balance at original discount rate	592.1	405.4	797.5	105.6	517.9	111.4
Effect of changes in discount rate assumptions	(70.1)	(35.3)	85.5	(16.0)	(90.3)	(7.2)
Balance at December 31, 2023	522.0	370.1	883.0	89.6	427.6	104.2
Net liability for future policy benefits	298.8	130.2	811.3	57.4	245.6	104.2
Less: Reinsurance recoverable	(64.3)	(19.1)	(1.0)	(1.2)	(4.0)	(3.6)
Net liability for future policy benefits, after reinsurance recoverable	234.5	111.1	810.3	56.2	241.6	100.6
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at December 31, 2023	$234.5	$111.1	$810.3	$56.2	$241.6	$100.6
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

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	December 31, 2025	December 31, 2024
Whole life	$278.8	$275.2
Term life	144.1	131.8
Experience life	740.8	746.6
Limited-pay whole life	54.6	52.1
Supplemental health	191.8	203.5
SPIA (life contingent)	96.0	97.3
Limited-pay whole life DPL	6.2	5.2
SPIA (life contingent) DPL	1.5	1.5
Reconciling items(1)	97.7	109.6
Total	$1,611.5	$1,622.8
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following tables summarize the amount of revenue from gross premiums or assessment and interest expense related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments
	Year Ended December 31,
	2025	2024
Whole life	$28.9	$28.1
Term life	47.4	45.9
Experience life	29.2	30.6
Limited-pay whole life	7.1	7.2
Supplemental health	125.8	121.6
SPIA (life contingent)	2.5	3.6
Total	$240.9	$237.0

($ in millions)	Interest expense
	Year Ended December 31,
	2025	2024
Whole life	$12.6	$12.2
Term life	5.9	5.3
Experience life	42.0	43.0
Limited-pay whole life	3.1	2.8
Supplemental health	6.9	7.6
SPIA (life contingent)	4.1	4.3
Total	$74.6	$75.2

120 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of December 31, 2025		As of December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$547.3	$364.1	$524.0	$350.5
Expected future benefits and expenses	1,340.4	631.9	1,272.9	617.4
Term life
Expected future gross premiums	692.2	456.7	712.1	464.2
Expected future benefits and expenses	735.9	429.8	736.2	433.2
Experience Life
Expected future gross premiums	453.1	256.3	497.8	279.3
Expected future benefits and expenses	1,531.5	763.3	1,639.0	782.8
Limited-pay whole life
Expected future gross premiums	75.9	56.0	73.6	54.7
Expected future benefits and expenses	337.8	118.1	307.2	114.3
Supplemental health
Expected future gross premiums	1,613.0	1,160.1	1,595.3	1,165.4
Expected future benefits and expenses	674.0	462.7	684.6	482.8
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	144.6	103.0	150.7	107.3
For the year ended December 31, 2025 and 2024, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both years.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	December 31, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.8%	0.1% - 0.9%	1.7%	0.4%	29.8%	N.M.
Expected experience	0.8%	0.1% - 1.8%	1.9%	0.3%	26.5%	N.M.
Lapses
Actual experience	4.0%	4.1% - 17.4%	3.9%	3.7%	10.9%	N.M.
Expected experience	3.8%	5.2% - 16.7%	3.1%	4.0%	10.2%	N.M.

	December 31, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.7%	0.1% - 0.5%	1.8%	0.1%	31.8%	N.M.
Expected experience	0.8%	0.1% - 1.7%	1.7%	0.3%	26.3%	N.M.
Lapses
Actual experience	3.0%	3.9% - 38.2%	2.9%	4.0%	9.7%	N.M.
Expected experience	4.5%	5.6% - 21.9%	3.1%	4.8%	9.9%	N.M.

Horace Mann Educators Corporation	Annual Report on Form 10-K 121

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table provides the weighted-average durations of LFPB, in years:

	As of December 31,
	2025	2024
Whole life	20.1	20.0
Term life	15.9	16.0
Experience life	9.5	10.0
Limited-pay whole life	25.2	25.0
Supplemental health	11.8	11.3
SPIA (life contingent)	7.4	8.0
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of December 31,
	2025	2024
Whole life
Interest accretion rate	1.7% - 4.8%	1.7% - 4.9%
Current discount rate	4.6% - 5.7%	5.0% - 5.7%
Term life
Interest accretion rate	4.2% - 4.3%	4.2% -4.2%
Current discount rate	5.2% - 5.3%	5.5% - 5.6%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.4%	5.6%
Limited-pay whole life
Interest accretion rate	4.0%	4.0%
Current discount rate	5.9%	5.8%
Supplemental health
Interest accretion rate	1.7% - 2.8%	1.7% - 2.8%
Current discount rate	5.4% - 5.6%	4.6% - 5.6%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.1%
Current discount rate	5.1% - 5.2%	5.4% - 5.5%

122 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Year Ended December 31, 2025
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2025	$72.9	$58.0	$4,508.4	$409.5	$28.6
Premiums received(1)	$25.8	$(0.9)	$202.2	$14.7	$1.9
Surrenders and withdrawals(2)	(2.2)	(3.7)	(363.8)	(44.1)	(0.5)
Benefit payments(3)	—	(1.4)	(76.7)	(4.1)	(4.7)
Net transfers from (to) separate account	(0.5)	—	28.4	(0.9)	—
Interest credited(4)	4.6	2.8	171.4	13.5	0.9
Other	(5.1)	—	16.9	(15.3)	(0.1)
Balance at December 31, 2025	$95.5	$54.8	$4,486.8	$373.3	$26.1
Weighted-average crediting rate	5.6%	5.0%	3.9%	3.5%	3.5%
Net amount at risk(5)	$—	$—	$23.4	$—	$—
Cash surrender value	$73.7	$54.2	$4,443.1	$368.7	$25.8

($ in millions)	Year Ended December 31, 2024
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2024	$57.8	$61.2	$4,556.0	$449.0	$32.6
Premiums received(1)	$17.8	$(0.8)	$203.5	$15.9	$1.9
Surrenders and withdrawals(2)	(2.2)	(3.7)	(388.6)	(51.2)	(1.3)
Benefit payments(3)	—	(1.6)	(69.2)	(4.2)	(5.5)
Net transfers from (to) separate account	(0.2)	—	23.3	(2.2)	—
Interest credited(4)	3.9	2.9	167.7	16.1	0.9
Other	(4.2)	—	15.7	(13.9)	—
Balance at December 31, 2024	$72.9	$58.0	$4,508.4	$409.5	$28.6
Weighted-average crediting rate	6.1%	5.0%	3.8%	3.8%	3.1%
Net amount at risk(5)	$—	$—	$29.4	$—	$—
Cash surrender value	$54.5	$57.4	$4,452.6	$402.0	$28.3
(1) Premiums received represents premiums collected from policyholder during the period of in force business
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	Annual Report on Form 10-K 123

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balances Sheets:

($ in millions)	December 31, 2025	December 31, 2024
Indexed universal life	$95.5	$72.9
Experience Life	54.8	58.0
Fixed account annuities	4,486.8	4,508.4
Fixed indexed account annuities	373.3	409.5
SPIA (non-life contingent)	26.1	28.6
Reconciling items(1)	27.6	22.9
Total	$5,064.1	$5,100.3
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	December 31, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$8.3	$10.0	$255.2	$453.6	$727.1
Equal to 2% but less than 3%	63.8	142.4	127.4	165.1	498.8
Equal to 3% but less than 4%	577.6	10.4	31.7	105.8	725.4
Equal to 4% but less than 5%	2,528.1	—	—	—	2,528.1
5% or higher	78.1	—	—	—	78.1
Total	$3,255.9	$162.8	$414.3	$724.5	$4,557.5

($ in millions)	December 31, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$15.9	$77.3	$400.4	$304.0	$797.6
Equal to 2% but less than 3%	94.5	122.2	97.9	134.8	449.4
Equal to 3% but less than 4%	545.6	43.3	13.3	51.2	653.4
Equal to 4% but less than 5%	2,600.0	—	—	—	2,600.0
5% or higher	81.8	—	—	—	81.8
Total	$3,337.8	$242.8	$511.6	$490.0	$4,582.2
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
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	December 31, 2025	December 31, 2024
Balance, beginning of year	$3,708.8	$3,294.1
Deposits	293.8	266.2
Withdrawals	(316.4)	(290.3)
Net transfers	(27.5)	(21.1)
Fees and charges	(57.2)	(53.3)
Market appreciation (depreciation)	555.9	513.2
Other	—	—
Balance, end of period	$4,157.4	$3,708.8
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.
Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the year ended December 31, 2025 and 2024, respectively:

($ in millions)	Year Ended December 31,
	2025	2024
Balance, beginning of period	$(6.8)	$(3.9)
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	(7.4)	(4.5)
Changes in market risk benefits(1)	(1.7)	(2.9)
Balance, end of period(2)	$(9.1)	$(7.4)
Effect of changes in the instrument-specific credit risk	0.1	0.6
Balance, end of period	$(9.0)	$(6.8)
Net amount at risk(3)	$12.4	$15.9
Weighted-average attained age of contract holders	62	62
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

($ in millions)	As of December 31, 2025			As of December 31, 2024
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(10.3)	$1.3	$(9.0)	$(8.8)	$2.0	$(6.8)

Horace Mann Educators Corporation	Annual Report on Form 10-K 125

NOTE 6 - Long-Duration Insurance Contracts (continued)
DAC and Deferred Sales Inducements

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Year Ended December 31, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$23.8	$34.2	$5.5	$8.0	$19.2	$10.6	$211.4
Capitalizations	2.5	4.5	0.2	0.7	4.7	4.7	14.4
Amortization expense	(1.1)	(3.1)	(0.4)	(0.3)	(1.0)	(1.2)	(16.0)
Experience adjustment	(0.3)	(0.1)	(0.1)	(0.1)	(0.1)	(0.4)	(2.1)
Balance, end of period	$24.9	$35.5	$5.2	$8.3	$22.8	$13.7	$207.7

($ in millions)	Year Ended December 31, 2024
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$22.3	$32.6	$5.7	$7.4	$16.8	$8.2	$214.0
Capitalizations	3.0	5.1	0.2	1.1	3.6	3.4	15.8
Amortization expense	(1.3)	(3.5)	(0.4)	(0.4)	(1.1)	(0.8)	(16.2)
Experience adjustment	(0.2)	—	—	(0.1)	(0.1)	(0.2)	(2.2)
Balance, end of period	$23.8	$34.2	$5.5	$8.0	$19.2	$10.6	$211.4

($ in millions)	Year Ended December 31, 2023
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of year	$20.9	$30.0	$5.8	$6.7	$15.4	$6.2	$221.1
Capitalizations	2.7	5.8	0.3	1.1	2.5	2.9	15.0
Amortization expense	(1.2)	(3.1)	(0.4)	(0.3)	(1.0)	(0.6)	(14.7)
Experience adjustment	(0.1)	(0.1)	—	(0.1)	(0.1)	(0.3)	(7.4)
Balance, end of year	$22.3	$32.6	$5.7	$7.4	$16.8	$8.2	$214.0

126 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	December 31, 2025	December 31, 2024
Whole life	$24.9	$23.8
Term life	35.5	34.2
Experience life	5.2	5.5
Limited pay whole life	8.3	8.0
Indexed universal life	22.8	19.2
Supplemental health	13.7	10.6
Total annuities	207.7	211.4
Reconciling item(1)	40.1	34.5
Total	$358.2	$347.2
(1) Reconciling item relates to DAC associated with the Property & Casualty reporting segment.
The assumptions used to amortize DAC were consistent with the assumptions used to estimate LFPB for traditional and limited-payment contracts. The underlying assumptions for DAC and LFPB were updated at the same time.
The following table rolls-forward the deferred sales inducements balance as of and for the years ended December 31, 2025 and 2024:

($ in millions)	Year Ended December 31, 2025	Year Ended December 31, 2024
Balance, beginning of period	$12.8	$14.1
Capitalizations	—	—
Amortization expense	(0.9)	(1.0)
Experience adjustment	(0.4)	(0.3)
Balance, end of period	$11.5	$12.8
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
The Company's catastrophe losses incurred were approximately $61.7 million, $94.9 million and $97.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. For 2025, catastrophe losses included winter storm, wind, hail, and tornado events.
The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and included in the amounts being reported as Reinsurance balances receivable in the Consolidated Balance Sheets were as follows:

Horace Mann Educators Corporation	Annual Report on Form 10-K 127

NOTE 7 - Reinsurance and Catastrophes (continued)

($ in millions)	December 31,
	2025	2024
Reinsurance recoverables on reserves and unpaid claims
Property & Casualty
Reinsurance companies	$8.0	$8.3
State insurance facilities	93.2	92.5
Group benefits	278.9	289.3
Life and health	14.9	14.2
Total	$395.0	$404.3

As of December 31, 2025, the Company had a reinsurance recoverable in the amount of $167.1 million from National Guardian Life Insurance Company (NGL) that exceeded 10.0% of consolidated shareholders' equity as of the reporting date. NGL currently has an assigned credit rating of A by A.M. Best.
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

($ in millions)	Direct Amount(1)	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Year Ended December 31, 2025
Net premiums written and contract deposits(2)	$1,734.5	$59.0	$34.2	$1,709.7
Net premiums and contract charges earned	1,258.7	58.3	28.0	1,228.4
Benefits, claims and settlement expenses(3)	744.1	48.1	15.5	711.5

Year Ended December 31, 2024
Net premiums written and contract deposits(2)	$1,650.9	$72.0	$28.8	$1,607.7
Net premiums and contract charges earned	1,188.8	70.9	28.1	1,146.0
Benefits, claims and settlement expenses(3)	748.3	43.0	39.7	745.0

Year Ended December 31, 2023
Net premiums written and contract deposits(2)	$1,583.6	$67.9	$36.9	$1,552.6
Net premiums and contract charges earned	1,097.7	76.3	35.7	1,057.1
Benefits, claims and settlement expenses	803.6	45.7	11.2	769.1
(1)    Direct amount is net of the annuity reinsurance agreement accounted for using the deposit method that is discussed in Note 8.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as an exhibit in the Company's reports filed with the SEC.
(3) Includes assumed commercial liability exposures beginning in 2024.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2025. Past due reinsurance recoverables as of December 31, 2025 were not material.
The Company maintains property and casualty catastrophe excess of loss reinsurance coverage. For 2025, the Company's catastrophe excess of loss coverage consisted of one contract in addition to a minimal amount of coverage by the Florida Hurricane Catastrophe Fund (FHCF). For 2025, the catastrophe excess of loss contract consisted of three layers of which provided for one mandatory reinstatement. The coverage provided was 95% for the layer of $25.0 million excess of $35.0 million, 95% coverage for the layer of $35.0 million excess of $60.0 million and 95% coverage for the layer of $90 million excess of $95 million. For 2026, our coverage will provide 95% coverage for the layer of $25.0 million excess of $35.0 million, 95% coverage for the layer of $35.0 million excess of $60.0 million, 95% coverage for the layer of $90.0 million excess of $95.0 million and 95% coverage for the layer of $55.0 million excess of $185 million.

128 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 7 - Reinsurance and Catastrophes (continued)
For liability coverages, in 2025, the Company reinsured each loss above a retention of $5.0 million per occurrence up to $20.0 million in a clash event. A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.
For umbrella coverage, in 2025, we reinsured risks on a quota share basis of losses for 50%, including allocated loss adjustment expenses and premiums for all states. Policies written in 2026 will be subject to a 55% quota share.
The maximum individual life insurance risk retained by the Company is $0.5 million on any individual life. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. For 2025, the Company reinsured 100% of the catastrophe risk in excess of $1.0 million up to $35.0 million per occurrence, with one reinstatement. The Company's life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.
With regards to individual supplemental insurance products, the Company retains all of the risk on its supplemental health product lines, including accidental death risk embedded within certain products. However, the Company’s other accidental death and dismemberment risk issued through all other policies and riders are ceded 100%.
With regards to group benefits products, the Company has retained approximately 73.1% of gross and assumed group disability and specialty health benefits in 2025. The Company has a block of individual life and annuity benefits that is effectively 100% ceded. The Company purchases quota share reinsurance and excess reinsurance in amounts deemed appropriate by its risk committee. The Company monitors its retention amounts by product line and has the ability to adjust retention as appropriate.
NOTE 8 - Deposit Asset on Reinsurance
The Company reinsures a $3.1 billion block of in force fixed and variable annuity business with a minimum crediting rate of 4.5%. The reinsured fixed business represents approximately 50% of the Company’s in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet the Company’s risk management objectives.
Under the annuity reinsurance agreement, approximately $2.3 billion of fixed annuity reserves are reinsured on a coinsurance basis. The separate account assets and liabilities of approximately $0.8 billion are reinsured on a modified coinsurance basis and thus, remain on the Company's consolidated financial statements, but the related results of operations are fully reinsured.
The annuity reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk. Therefore, the Company recognizes the annuity reinsurance agreement using the deposit method of accounting. The assets transferred to the reinsurer as consideration paid is reported as a Deposit asset on reinsurance on the Company's Consolidated Balance Sheets. As amounts are received or paid, consistent with the underlying reinsured contracts, the Deposit asset on reinsurance is adjusted. The Deposit asset on reinsurance is accreted to the estimated ultimate cash flows using the interest method and the adjustment is reported as Net investment income. Interest accreted on the Deposit asset on reinsurance was $98.1 million and $101.4 million for the years ended December 31, 2025 and 2024, respectively.
NOTE 9 - Goodwill and Intangible Assets
The Company conducts goodwill impairment testing at the reporting unit level at least annually or more frequently if events occur or circumstances change that indicate that the carrying amount may not be recoverable. See Note 1 for further description of impairment testing.
At October 1, 2025, October 1, 2024 and October 1, 2023, the Company performed a qualitative goodwill impairment test. Based on the results of the tests, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Horace Mann Educators Corporation	Annual Report on Form 10-K 129

NOTE 9 - Goodwill and Intangible Assets (continued)
The changes in the carrying amount of goodwill by reporting segment for the year ended December 31, 2025 were as follows:

($ in millions)	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Total
Balance as of January 1, 2023
Goodwill	$9.5	$48.0	$32.4	$89.9
Accumulated impairment losses	—	(35.6)	—	(35.6)
Total goodwill, net	9.5	12.4	32.4	54.3
Acquisitions	—	—	—	—
Impairments	—	—	—	—
Balance as of December 31, 2023
Goodwill	9.5	48.0	32.4	89.9
Accumulated impairment losses	—	(35.6)	—	(35.6)
Total goodwill, net	9.5	12.4	32.4	54.3
Acquisitions	—	—	—	—
Impairments	—	—	—	—
Balance as of December 31, 2024
Goodwill	9.5	48.0	32.4	89.9
Accumulated impairment losses	—	(35.6)	—	(35.6)
Total goodwill, net	9.5	12.4	32.4	54.3
Acquisitions	—	—	—	—
Impairments	—	—	—	—
Balance as of December 31, 2025
Goodwill	9.5	48.0	32.4	89.9
Accumulated impairment losses	—	(35.6)	—	(35.6)
Total goodwill, net	$9.5	$12.4	$32.4	$54.3

As of December 31, 2025, the outstanding amounts of definite-lived intangible assets subject to amortization are attributable to the acquisitions of BCG, BCGS and NTA during 2019 as well as the acquisition of MNL during 2022. The acquisitions of BCG, BCGS, NTA and MNL resulted in initial recognition of definite-lived intangible assets subject to amortization in the amounts of $9.1 million, $5.0 million, $160.4 million and $56.5 million, respectively. As of December 31, 2025 the outstanding amounts of definite-lived intangible assets subject to amortization were as follows:

($ in millions)	Weighted Average
	Useful Life (in Years)
At inception:
Value of business acquired	28	$100.1
Value of distribution acquired	17	54.0
Value of agency relationships	14	17.0
Value of customer relationships	10	59.9
Total	20	231.0
Accumulated amortization and impairments:
Value of business acquired		(45.7)
Value of distribution acquired		(23.3)
Value of agency relationships		(12.4)
Value of customer relationships		(21.5)
Total		(102.9)
Net intangible assets subject to amortization:		$128.1

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

NOTE 9 - Goodwill and Intangible Assets (continued)
retained by NTA. The value of customer relationships intangible asset represents the present value of the expected profits from existing BCG and MNL customers in force at the date of acquisition. All of the aforementioned definite-lived intangible assets were valued using the income approach.
Estimated future amortization of the Company's definite-lived intangible assets were as follows:

($ in millions)
Year Ending December 31,
2026	$14.2
2027	14.1
2028	14.1
2029	13.9
2030	14.0
Thereafter	57.8
Total	$128.1

The VOBA intangible asset is being amortized by product based on the present value of future premiums to be received. The VODA intangible asset with respect to the acquisition of NTA is being amortized on a straight-line basis. The VODA intangible asset with respect to the acquisition of BCGS is being amortized on a straight-line basis subsequent to the reporting date. The value of agency relationships intangible asset is being amortized based on the present value of future premiums to be received. The value of customer relationships intangible assets are being amortized based on the present value of future profits to be received for BCG and based on the present value of future premiums for MNL.
Indefinite-lived intangible assets (not subject to amortization) as of December 31, 2025 were as follows:

($ in millions)	Trade Names	State Licenses	Total

Balance as of January 1, 2023	$7.6	$5.8	$13.4
Impairments	—	—	—
Acquisitions	—	—	—
Balance as of December 31, 2023	7.6	5.8	13.4
Impairments	—	—	—
Acquisitions	—	—	—
Balance as of December 31, 2024	7.6	5.8	13.4
Impairments	—	—	—
Acquisitions	—	—	—
Balance as of December 31, 2025	$7.6	$5.8	$13.4

The trade names intangible asset represents the present value of future savings accruing to NTA, BCG and BCGS by virtue of not having to pay royalties for the use of the trade names, valued using the relief from royalty method. The state licenses intangible asset represents the regulatory licenses held by NTA and MNL that were valued using the cost approach.
The Company conducts intangible asset impairment testing at least annually, or more often if events, changes or circumstances indicate that the carrying amounts may not be recoverable. See Note 1 for further description of impairment testing.
At October 1, 2025, October 1, 2024 and October 1, 2023, the Company performed a qualitative assessment to determine whether it was necessary to perform quantitative intangible asset impairment tests. Based on the assessment of qualitative factors, there were no events or circumstances that led to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount.

Horace Mann Educators Corporation	Annual Report on Form 10-K 131

NOTE 10 - Debt
Indebtedness and scheduled maturities consisted of the following:

($ in millions)	Interest Rates	Final Maturity	December 31,
			2025	2024
Short-term debt
Revolving Credit Facility	Variable	2030	$—	$—
Long-term debt(1)
4.70% 2025 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $1.5 and $0.0 and unamortized debt issuance costs of $3.1 and $0.0	4.70%	2030	295.4	—
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.3 and $0.4 and unamortized debt issuance costs of $1.7 and $2.3	7.25%	2028	298.0	297.3
4.50% 2015 Senior Notes, Aggregate principal amount of $250.0 less unaccrued discount of $0.0 and $0.1 and unamortized debt issuance costs of $0.0 and $0.2	4.50%	2025	—	249.7
Total			$593.4	$547.0
(1)    The Company designates debt obligations as "long-term" based on maturity date at issuance.
2025 Senior Notes
On September 26, 2025, the Company issued $300.0 million aggregate principal amount of 4.70% senior notes (2025 Senior Notes), which will mature on October 1, 2030, issued at a discount resulting in an effective yield of 4.82%. Interest on the 2025 Senior Notes is payable semi-annually at a rate of 4.70%. The 2025 Senior Notes are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 20 basis points, plus, in either of the above cases, accrued interest up to, but not including the date of redemption. The 2025 Senior Notes are traded in the open market (HMN 4.70).
The net proceeds from the sale of the 2025 Senior Notes were used to fully repay the $250.0 million balance of the 4.50% 2015 Senior Notes due 2025 and the accrued and unpaid interest of $4.2 million. The redemption occurred on October 14, 2025 with the remaining net proceeds from the sale to be used for general corporate purposes.
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
Credit Agreement with Financial Institutions (Revolving Credit Facility)
In 2025, the Company, as borrower, amended its Credit Agreement (Revolving Credit Facility). The amended Revolving Credit Facility extended the commitment termination date to May 19, 2030 and replaced the Eurodollar-based interest rate benchmark with a Term SOFR Rate as an interest rate benchmark. Terms and conditions of the amended Revolving Credit Facility are substantially consistent with the prior agreement, with an interest rate based on SOFR plus 115 basis points. The amount available on the senior revolving credit facility is $325.0 million. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of December 31, 2025. There were no amounts outstanding on the credit agreement as of December 31, 2025 or 2024.

132 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 10 - Debt (continued)
Federal Home Loan Bank Borrowings
As of December 31, 2025, the Company had no borrowing outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
Covenants
The Company is in compliance with all of the financial covenants contained in the 2025 Senior Notes indenture, the 2023 Senior Notes indenture and the Revolving Credit Facility agreement, consisting primarily of relationships of (1) debt to capital, (2) net worth, as defined in the financial covenants, (3) insurance subsidiaries' risk-based capital and (4) securities subject to funding agreements and repurchase agreements.
NOTE 11 - Income Taxes
The Company is subject to U.S. federal and various state and local income taxes. The Company has no foreign operations, and therefore no foreign income tax expense. The income tax provision reflects management's best estimate of current and deferred tax expense, based on enacted tax laws and regulations, taxable income, and other factors.
The income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets were as follows:

($ in millions)	December 31,
	2025	2024
Income tax (asset) liability
Current	$(6.4)	$(28.1)
Deferred	65.5	55.8

Horace Mann Educators Corporation	Annual Report on Form 10-K 133

NOTE 11 - Income Taxes (continued)
Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The "temporary differences" that gave rise to the deferred tax balances were as follows:

($ in millions)	December 31,
	2025	2024
Deferred tax assets
Other comprehensive income - net unrealized losses on securities	$50.0	$85.2
Unearned premium reserve reduction	15.1	14.4
Compensation accruals	12.7	9.3
Impaired securities	3.2	2.3
Other comprehensive income - net funded status of benefit plans	0.7	1.9
Discounting of unpaid claims and claim expense tax reserves	2.9	2.9
Capital loss carryforward	—	1.2
Net operating loss carryforward	—	0.6
Postretirement benefits other than pensions	0.2	0.2
Other comprehensive income - net reserve remeasurements	4.7	—
Total gross deferred tax assets	89.5	118.0
Deferred tax liabilities
Deferred policy acquisition costs	47.1	47.8
Life insurance future policy benefit reserve	81.5	52.7
Life insurance future policy benefit reserve (transitional rule)	—	2.1
Discounting of unpaid claims and claim expense tax reserves (transitional rule)	—	0.2
Investment related adjustments	15.4	37.7
Intangibles	1.2	1.6
Other comprehensive income - net reserve remeasurements	—	23.8
Other, net	9.8	7.9
Total gross deferred tax liabilities	155.0	173.8
Net deferred tax liability	$65.5	$55.8

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2025 and 2024.
At December 31, 2025, the Company had no available tax carryforwards or credits.
Income from continuing operations before income taxes for the years ended December 31, 2025, 2024, and 2023 was entirely domestic as follows:

($ in millions)	Years Ended December 31,
	2025	2024	2023
Domestic	$201.2	$128.6	$53.3
Foreign	—	—	—
Total income tax expense (benefit)	$201.2	$128.6	$53.3

134 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 11 - Income Taxes (continued)
Income tax expense (benefit) for the following periods relates solely to U.S. federal, state, and local taxing jurisdictions.

($ in millions)	Years Ended December 31,
	2025	2024	2023
Current Tax Expense (Benefit)
Federal	$55.1	$18.5	$5.6
State and Local	1.3	1.4	0.9
Total Current Tax Expense (Benefit)	56.4	19.9	6.5
Deferred Tax Expense (Benefit)
Federal	(17.2)	6.1	2.8
State and Local	(0.1)	(0.2)	(1.0)
Total Deferred Tax Expense (Benefit)	(17.3)	5.9	1.8
Total Income Tax Expense (Benefit)
Federal	37.9	24.6	8.4
State and Local	1.2	1.2	(0.1)
Total Income Tax Expense (Benefit)	$39.1	$25.8	$8.3
Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 21% for 2025, 2024 and 2023 to income before income taxes as follows:

($ in millions)	Years Ended December 31,
	2025		2024		2023
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
U.S. Federal Statutory Tax Rate (21%)	$42.2	21.0%	$27.0	21.0%	$11.2	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	0.9	0.4%	1.0	0.8%	(0.1)	(0.2)%
Tax Credits	(1.5)	(0.7)%	—	—%	—	—%
Nontaxable or Nondeductible Items
Compensation Deduction Limitation	2.0	1.0%	2.7	2.1%	0.8	1.5%
Dividend Received Deduction	(2.3)	(1.1)%	(2.0)	(1.6)%	(1.3)	(2.4)%
Prior Year Adjustments	0.3	0.1%	(0.4)	(0.3)%	0.3	0.6%
Research and Development Reserve	—	—%	—	—%	(0.2)	(0.4)%
Share-Based Payment Awards	(0.5)	(0.2)%	(0.2)	(0.2)%	0.1	0.2%
Tax-Exempt Interest Income	(2.4)	(1.2)%	(2.5)	(1.9)%	(2.7)	(5.1)%
Other	0.4	0.2%	0.2	0.2%	0.2	0.4%
Effective Tax Rate	$39.1	19.5%	$25.8	20.1%	$8.3	15.6%
(1) State and local income taxes in the above reconciliation primarily relate to operations in Illinois, Florida, and Wisconsin, which together represent over half of the Company's total state income tax expense for each year. No single state is individually significant to the Company’s tax expense.

Cash income taxes paid, net of refunds received, for the periods presented consisted entirely of U.S. federal, state, and local income taxes, and no income taxes were paid to foreign jurisdictions.

($ in millions)	Years Ended December 31,
	2025	2024	2023
Federal	$33.1	$20.9	$13.0
State and Local	1.6	1.2	1.0
Total	$34.7	$22.1	$14.0
The Company's federal income tax returns for years prior to 2022 are no longer subject to examination by the Internal Revenue Service (IRS).

Horace Mann Educators Corporation	Annual Report on Form 10-K 135

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
Unrecognized tax benefits were immaterial in each of the years ended December 31, 2025, 2024 and 2023. The Company classifies all tax related interest and penalties as income tax expense. Interest and penalties were both immaterial in each of the years ended December 31, 2025, 2024 and 2023.
During the year ended December 31, 2025, the Company entered into agreements to purchase federal transferable income tax credits. As of December 31, 2025, the Company had outstanding commitments of approximately $11.0 million related to the future purchase of such tax credits. These commitments are expected to be settled upon the completion of required transfer and certification procedures in accordance with applicable federal tax regulations. This was the first year the Company engaged in transactions involving the purchase of federal transferable tax credits.
HMEC and its subsidiaries file a consolidated federal income tax return. The federal income tax sharing agreements between HMEC and its subsidiaries, as approved by the Board, provide that tax on income is charged to each subsidiary as if it were filing a separate tax return with the limitation that each subsidiary will receive the benefit of any losses or tax credits to the extent utilized in the consolidated tax return. Intercompany balances are settled quarterly with a final settlement after filing the consolidated federal income tax return with the IRS. National Teachers Associates Life Insurance Company and NTA Life Insurance Company of New York have previously filed separate federal income tax returns and will participate in HMEC's consolidated federal income tax return for the first time in 2025.

136 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 12 - Shareholders' Equity and Share-Based Compensation

Share Repurchase Program and Treasury Shares
On May 13, 2025, the Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (i.e., the 2025 Program) to begin following the completion of the $50 million repurchase plan which was authorized on May 25, 2022 (i.e., the 2022 Program). Both Programs authorize the repurchase of the Company's common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice.
During 2025, the Company repurchased 497,226 shares of its common stock, or 1.2% of the shares outstanding as of December 31, 2024, at an aggregate cost of $20.8 million, or an average price of $41.85 per share. During 2024, the Company repurchased 256,159 shares of its common stock, or 0.6% of the shares outstanding as of December 31, 2023, at an aggregate cost of $8.5 million, or an average price of $33.33 per share. In total and through December 31, 2025, 1,192,420 shares were repurchased under the 2022 Program at an average price of $37.31 per share. The repurchase of shares was funded through use of cash. As of December 31, 2025, $55.5 million remained authorized for future share repurchases under the 2022 and 2025 Programs.
As of December 31, 2025, the Company held 26,664,472 shares in treasury.
Authorization of Preferred Stock
In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of 0.001 par value preferred stock. The Board is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were issued or outstanding as of December 31, 2025 and 2024.
2010 Comprehensive Executive Compensation Plan
In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the Comprehensive Plan). The purpose of the Comprehensive Plan is to aid the Company in attracting, retaining, motivating and rewarding employees and non-employee Directors; to provide for equitable and competitive compensation opportunities, including deferral opportunities; to encourage long-term service; to recognize individual contributions and reward achievement of Company goals; and to promote the creation of long-term value for the Company's shareholders by closely aligning the interests of plan participants with those of shareholders. The Comprehensive Plan authorizes share-based and cash-based incentives for plan participants. In 2012, the shareholders of HMEC approved the implementation of a fungible share pool under which grants of full value shares will count against the share limit as two and one half shares for every share subject to a full value award. In May 2024, the shareholders of HMEC approved an amendment and restatement of the Comprehensive Plan which included an increase of 3,000,000 in the number of shares of common stock reserved for issuance under the Comprehensive Plan. As of December 31, 2025, approximately 2,674,563 shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.
As further described in the paragraphs below, CSUs, stock options and RSUs under the Comprehensive Plan were as follows:

	December 31,
	2025	2024	2023
CSUs related to deferred compensation for Directors	12,115	13,378	14,458
CSUs related to deferred compensation for employees	13,904	13,472	12,972
Stock options	1,348,425	1,397,546	1,402,514
RSUs related to incentive compensation	977,933	1,007,832	925,230
Total	2,352,377	2,432,228	2,355,174

Horace Mann Educators Corporation	Annual Report on Form 10-K 137

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
Employee Common Stock Units
Deferred compensation for employees is in the form of CSUs, which represent an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2025, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC's shareholders. These dividends are reinvested into additional CSUs.
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
Changes in outstanding options were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable
December 31, 2024	$39.33	$31.01-$42.95	1,397,546	888,454
Granted	$41.65	$41.65-$41.65	110,416	—
Vested	$37.64	$32.13-$41.39	—	201,824
Exercised	$38.64	$31.01-$41.95	(139,013)	(139,013)
Forfeited	$36.94	$35.39-$41.39	(20,524)	—
Expired	$—	-	—	—
December 31, 2025	$39.63	$32.13-$42.95	1,348,425	951,265

Option information segregated by ranges of exercise prices were as follows:

	December 31, 2025
		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term
	32.13-38.05	381,971	$35.47	7.73	130,493	$35.48	7.56
	38.99-41.39	430,498	$40.23	4.93	395,232	$40.13	4.82
	41.65-42.95	535,956	$42.11	4.10	425,540	$42.23	2.79
Total		1,348,425	$39.63	5.39	951,265	$40.43	4.29

The weighted average exercise prices of vested and exercisable options as of December 31, 2024 and 2023 were $40.78 and $38.98, respectively.
As of December 31, 2025, based on a closing stock price of $46.18 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $8.8 million and $5.5 million, respectively.

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
Changes in outstanding RSUs were as follows:

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
December 31, 2024	1,007,832	$35.33	438,195	$29.31

Granted(1)	267,657	$46.12	—
Adjustment for performance achievement	(22,377)	$52.92	—
Vested	—	—	208,227	$41.59
Forfeited	(42,929)	$39.70	—
Distributed(2)	(232,250)	$37.57	(232,250)	$37.57

December 31, 2025	977,933	$37.22	414,172	$30.85
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
The following table includes selected information for HMEC's insurance subsidiaries:

($ in millions)	Year Ended December 31,
	2025	2024	2023
Consolidated net income, statutory basis	$179.9	$174.4	$24.7
Consolidated capital and surplus, statutory basis(1)	$1,062.2	$1,013.3	$1,043.6
(1)    Subject to regulatory restrictions.

The NAIC has risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. As of December 31, 2025 and 2024, the minimum statutory-basis capital and surplus required to be maintained by HMEC's insurance subsidiaries was $141.8 million and $136.9 million, respectively. As of December 31, 2025 and 2024, statutory capital and surplus of each of the Company's insurance subsidiaries was above required levels. The restricted net assets of HMEC's insurance subsidiaries were $26.3 million and $27.1 million as of

Horace Mann Educators Corporation	Annual Report on Form 10-K 139

NOTE 13 - Statutory Information and Dividend Restrictions (continued)
December 31, 2025 and 2024, respectively. The minimum statutory basis capital and surplus amount at each date is the total estimated authorized control level risk-based capital for all of HMEC's insurance subsidiaries combined. Authorized control level risk-based capital represents the minimum level of statutory basis capital and surplus necessary before the insurance commissioner in the respective state of domicile is authorized to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer. The amount of restricted net assets represents the combined fair value of securities on deposit with governmental agencies for the insurance subsidiaries as required by law in various states in which the insurance subsidiaries of HMEC conduct business.
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
Assessments for Insolvencies of Unaffiliated Insurance Companies
The Company is contingently liable for possible assessments under regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have generally been immaterial.
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $380.5 million and $449.9 million for the years ended December 31, 2025 and 2024, respectively.

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
In the Consolidated Balance Sheets, the Company recognizes the net funded status of benefit plans as a component of AOCI, net of tax.
Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows (in millions):

($ in millions)	Year Ended December 31,
	2025	2024	2023
Net income	$162.1	$102.8	$45.0
Other comprehensive income (loss):
Change in net unrealized investment gains (losses) on fixed maturity securities:
Net unrealized investment gains (losses) on securities arising during the period	135.9	(58.0)	133.9
Less: reclassification adjustment for net investment gains (losses) included in income before income tax	(6.5)	(21.1)	(20.3)
Total, before tax	142.4	(36.9)	154.2
Income tax expense (benefit)	30.5	(7.8)	32.9
Total, net of tax	111.9	(29.1)	121.3
Change in net reserve remeasurements attributable to discount rates:
Total, before tax	(22.2)	113.2	(47.2)
Income tax expense (benefit)	(4.7)	24.2	(10.1)
Total, net of tax	(17.5)	89.0	(37.1)
Change in net funded status of benefit plans:
Total, before tax	5.7	0.7	1.5
Income tax expense (benefit)	1.2	0.1	0.3
Total, net of tax	4.5	0.6	1.2

Total comprehensive income (loss)	$261.0	$163.3	$130.4

Horace Mann Educators Corporation	Annual Report on Form 10-K 141

NOTE 15 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)
Accumulated Other Comprehensive Income (Loss)
The following table reconciles the components of AOCI for the periods indicated

($ in millions)	Net Unrealized Investment Gains (Losses) on Securities(1)(2)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, January 1, 2025	$(357.4)	$110.9	$(7.0)	$(253.5)
Other comprehensive income (loss) before reclassifications	106.7	(17.5)	4.5	93.7
Amounts reclassified from AOCI	5.2	—	—	5.2
Net current period other comprehensive income (loss)	111.9	(17.5)	4.5	98.9
Ending balance, December 31, 2025	$(245.5)	$93.4	$(2.5)	$(154.6)

Beginning balance, January 1, 2024	$(328.3)	$21.9	$(7.6)	$(314.0)
Other comprehensive income (loss) before reclassifications	(45.8)	89.0	0.6	43.8
Amounts reclassified from AOCI	16.7	—	—	16.7
Net current period other comprehensive income (loss)	(29.1)	89.0	0.6	60.5
Ending balance, December 31, 2024	$(357.4)	$110.9	$(7.0)	$(253.5)

Beginning balance, January 1, 2023	$(449.6)	$59.0	$(8.8)	$(399.4)
Other comprehensive income (loss) before reclassifications	105.3	(37.1)	1.2	69.4
Amounts reclassified from AOCI	16.0	—	—	16.0
Net current period other comprehensive income (loss)	121.3	(37.1)	1.2	85.4
Ending balance, December 31, 2023	$(328.3)	$21.9	$(7.6)	$(314.0)
(1)    All amounts are net of tax.
(2)    The pretax amounts reclassified from AOCI, $(6.6) million, $(21.1) million and $(20.3) million, are included in net investment gains (losses) and the related income tax expense (benefit), $(1.4) million, $(4.4) million and $(4.3) million, are included in income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income in the same reporting period is located in Note 3.

142 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 16 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)	Years Ended December 31,
	2025	2024	2023
Cash	$26.2	$33.1	$29.0
Restricted cash	1.3	5.0	0.7
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$27.5	$38.1	$29.7

Cash paid during the year for:
Interest	$32.2	$33.5	$30.1
Income taxes	34.7	22.1	14.0
During the year ended 2024, the Company exchanged $44.5 million of Fixed maturity securities for Limited partnership interests. This transaction did not result in cash flows and is therefore excluded from the consolidated statement of cash flows. Non-cash investing activities with respect to modifications or exchanges of fixed maturity securities as well as paid-in-kind activity for policy loans were insignificant for the years ended December 31, 2025 and 2023, respectively.
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
The Company’s Chief Executive Officer is the chief operating decision maker (CODM), responsible for reviewing financial performance and making decisions regarding the allocation of resources for the reporting segments. The Company measures and analyzes segment performance based on core earnings which differs from total income as presented in our consolidated statements of operations due to excluding the after-tax impact of net investment gains (losses), discontinued operations, the after-tax impact of goodwill and intangible asset impairments, other non-recurring or infrequent items, the cumulative effect of changes in accounting principles when applicable, and for the period ended December 31, 2025, the impacts of the immaterial correction of the prior period error discussed in Note 1. We believe core earnings is a better performance measure and indicator of the profitability and underlying trends in our business. The CODM considers actual-to-budget variances in core earnings on a monthly basis when making decisions about allocating capital and personnel to segments and evaluating product pricing.

Horace Mann Educators Corporation	Annual Report on Form 10-K 143

NOTE 17 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM, is as follows:

December 31, 2025	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$802.6	$158.6	$267.2	$—	$1,228.4
Net investment income(1)	57.1	373.2	40.3	3.9	474.5
Other segment income	3.2	21.2	(5.1)	2.4	21.7
Total segment revenues	$862.9	$553.0	$302.4	$6.3	$1,724.6

Benefits and claims expenses (excluding catastrophe losses)	$366.0	$124.2	$93.1	$—	$583.3
Catastrophe losses	61.7	—	—	—	61.7
Loss adjustment expenses	68.3	—	—	—	68.3
Interest credited	—	211.6	5.3	—	216.9
Operating & admin expenses	136.3	99.6	81.7	16.8	334.4
Commissions expense	72.0	42.3	45.1	—	159.4
Taxes, licenses and fees	21.2	4.0	5.3	0.6	31.1
Deferred policy acquisition costs	(103.7)	(26.6)	(5.1)	—	(135.4)
Deferred policy acquisition cost amortization	98.2	24.3	2.0	—	124.5
Interest expense	—	—	—	36.4	36.4
Total segment expenses	$720.0	$479.4	$227.4	$53.8	$1,480.6

Pretax profit (loss)	$142.9	$73.6	$75.0	$(47.5)	$244.0
Income tax expense	30.5	12.6	16.3	(11.2)	48.2
Segment profit (loss) (Core earnings)	112.4	61.0	58.7	(36.3)	195.8
Net investment losses (after-tax)	—	—	—	(10.2)	(10.2)
Non-core income adjustment (after-tax)	—	(4.2)	(13.7)	(5.6)	(23.5)
Net income	$112.4	$56.8	$45.0	$(52.1)	$162.1
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the December 31, 2025 Form 10-K.

144 Annual Report on Form 10-K	Horace Mann Educators Corporation

NOTE 17 - Segment Information (continued)

December 31, 2024	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$736.5	$154.6	$254.9	$—	$1,146.0
Net investment income	46.0	363.6	38.1	(2.0)	445.7
Other segment income	2.3	20.2	(4.6)	2.9	20.8
Total segment revenues	$784.8	$538.4	$288.4	$0.9	$1,612.5

Benefits and claims expenses (excluding catastrophe losses)	$353.3	$128.1	$78.8	$—	$560.2
Catastrophe losses	94.9	—	—	—	94.9
Loss adjustment expenses	72.8	—	—	—	72.8
Interest credited	—	211.2	4.7	—	215.9
Operating & admin expenses	122.4	93.2	70.7	8.6	294.9
Commissions expense	63.0	41.1	38.1	—	142.2
Taxes, licenses and fees	20.2	3.8	5.9	0.7	30.6
Deferred policy acquisition costs	(89.8)	(28.3)	(4.1)	—	(122.2)
Deferred policy acquisition cost amortization	84.6	24.6	1.9	—	111.1
Interest expense	—	—	—	34.6	34.6
Total segment expenses	$721.4	$473.7	$196.0	$43.9	$1,435.0

Pretax profit (loss)	$63.4	$64.7	$92.4	$(43.0)	$177.5
Income tax expense	14.3	10.5	20.7	(9.3)	36.2
Segment profit (loss) (Core earnings)	49.1	54.2	71.7	(33.7)	141.3
Net investment losses (after-tax)	—	—	—	(13.6)	(13.6)
Non-core income adjustments (after-tax)	—	2.1	(11.3)	(15.7)	(24.9)
Net income	$49.1	$56.3	$60.4	$(63.0)	$102.8

Horace Mann Educators Corporation	Annual Report on Form 10-K 145

NOTE 17 - Segment Information (continued)

December 31, 2023	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$645.6	$151.7	$259.8	$—	$1,057.1
Net investment income	37.9	369.9	38.9	(1.9)	444.8
Other segment income	2.8	17.0	(11.1)	5.3	14.0
Total segment revenues	$686.3	$538.6	$287.6	$3.4	$1,515.9

Benefits and claims expenses (excluding catastrophe losses)	$387.9	$127.7	$88.9	$—	$604.5
Catastrophe losses	97.6	—	—	—	97.6
Loss adjustment expenses	71.5	—	—	—	71.5
Interest credited	—	201.8	3.9	—	205.7
Operating & admin expenses	109.2	83.9	66.9	7.0	267.0
Commissions expense	52.6	37.2	40.6	—	130.4
Taxes, licenses and fees	17.7	3.9	5.7	0.4	27.7
Deferred policy acquisition costs	(76.2)	(26.2)	(4.6)	—	(107.0)
Deferred policy acquisition cost amortization	71.3	28.0	1.9	—	101.2
Interest expense	—	—	—	29.7	29.7
Total segment expenses	$731.6	$456.3	$203.3	$37.1	$1,428.3

Pretax profit (loss)	$(45.3)	$82.3	$84.3	$(33.7)	$87.6
Income tax expense	(9.8)	14.1	17.9	(6.6)	15.6
Segment profit (loss) (Core earnings)	(35.5)	68.2	66.4	(27.1)	72.0
Net investment losses (after-tax)	—	—	—	(18.8)	(18.8)
Non-core income adjustments (after-tax)	—	3.3	(11.5)	—	(8.2)
Net income	$(35.5)	$71.5	$54.9	$(45.9)	$45.0
*-Corporate & Other is net of intersegment eliminations.

($ in millions)	December 31,
	2025	2024	2023
Assets
Property & Casualty	$1,372.1	$1,272.3	$1,218.1
Life & Retirement	12,204.5	11,670.7	11,365.0
Supplemental & Group Benefits	1,401.7	1,377.6	1,338.8
Corporate & Other	308.8	191.0	190.4
Intersegment eliminations	(20.5)	(23.8)	(62.4)
Total	$15,266.6	$14,487.8	$14,049.9

146 Annual Report on Form 10-K	Horace Mann Educators Corporation

ITEM 9. I Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (Exchange Act) as of December 31, 2024. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have assessed our internal control over financial reporting as of December 31, 2025. The standard measures adopted by management in making its evaluation are the measures in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Horace Mann Educators Corporation	Annual Report on Form 10-K 147

Based on our assessment, we concluded that our internal control over financial reporting was effective at December 31, 2025, and that there were no material weaknesses in our internal control over financial reporting as of that date.
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
Opinion on Internal Control Over Financial Reporting
We have audited Horace Mann Educators Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

148 Annual Report on Form 10-K	Horace Mann Educators Corporation

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Columbus, Ohio
February 27, 2026

Horace Mann Educators Corporation	Annual Report on Form 10-K 149

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
During the three months ended December 31, 2025, Marita Zuraitis, President and CEO, adopted a new 10b5-1 plan. The Plan was adopted on December 23, 2025. The Plan expires on the earlier of March 31, 2027, or upon execution of all trades or expiration of all orders relating to such trades. The Plan allows for the sale of up to 75,000 shares and the exercise of up to 141,956 vested options.
During the three months ended December 31, 2025, no other director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. I Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Our Proxy Statement will be filed with the SEC no later than April 10, 2026 in preparation for our 2026 Annual Meeting of Shareholders. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference, to that Proxy Statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.
ITEM 10. I Directors, Executive Officers and Corporate Governance
(a)    The following sections of our Proxy Statement for our 2026 Annual Meeting of Shareholders, are incorporated herein by reference: "Board of Directors and Committees," "Executive Officers," "Corporate Governance," and "Insider Trading Policy".
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
ITEM 11. I Executive Compensation
The following sections of our Proxy Statement for our 2026 Annual Meeting of Shareholders, are incorporated herein by reference: "Director Compensation" and "Compensation Discussion and Analysis" including "Pay

150 Annual Report on Form 10-K	Horace Mann Educators Corporation

Governance," "Executive Compensation Program," "Additional Pay Practices," "Compensation Tables," "Compensation Committee Report," and "Equity Compensation Plan Information".
ITEM 12. I Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)    The "Security Ownership of Certain Beneficial Owners and Management" section of our Proxy Statement for our 2026 Annual Meeting of Shareholders, is incorporated herein by reference.
(b)    The "Equity Compensation Plan Information" section of our Proxy Statement for our 2026 Annual Meeting of Shareholders, is incorporated herein by reference. Additional information on share-based compensation under our equity compensation plans is available in Part II - Item 8, Note 12 of the Consolidated Financial Statements.
ITEM 13. I Certain Relationships and Related Transactions and Director Independence
The following sections of our Proxy Statement for our 2026 Annual Meeting of Shareholders, are incorporated by reference: "Corporate Governance - Director Independence", and "Corporate Governance - Related Person Transactions".
ITEM 14. I Principal Accountant Fees and Services
Information required for this Item 14 is incorporated herein by reference, to our Proxy Statement for our 2026 Annual Meeting of Shareholders in the section "Proposal No. 3 - Ratification of Independent Registered Public Accounting Firm".
PART IV
ITEM 15. I Exhibits and Financial Statement Schedules

Horace Mann Educators Corporation	Annual Report on Form 10-K 151

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION
 SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2025
 ($ in millions)

Type of Investments	Cost or amortized cost, net	Fair Value	Balance Sheet
Fixed maturity securities
U.S. Government and federally sponsored agency obligations	$1,099.6	$1,014.8	$1,014.8
States, municipalities and political subdivisions	1,235.3	1,177.1	1,177.1
Foreign government bonds	10.6	10.0	10.0
Public utilities	176.3	161.0	161.0
All other corporate bonds	1,862.6	1,724.7	1,724.7
Asset-backed securities	1,159.7	1,160.8	1,160.8
Residential mortgage-backed securities (non-agency)	110.2	110.6	110.6
Commercial mortgage-backed securities	346.5	331.0	331.0
Redeemable preferred stocks	25.9	24.6	24.6

Total fixed maturity securities	6,026.7	5,714.6	5,714.6

Equity securities
Banking & finance and insurance companies	1.8	1.2	1.2
Non-redeemable preferred stocks	54.4	40.7	40.7

Total equity securities	56.2	41.9	41.9

Limited partnership interests	1,100.6	XXX	1,100.6
Short-term investments	210.4	XXX	210.4
Policy loans	138.1	XXX	138.1
Derivatives	15.5	$21.5	21.5
Mortgage loans	38.2	XXX	38.2
Other	39.3	XXX	39.3

Total investments	$7,625.0	XXX	$7,304.6

See accompanying Report of Independent Registered Public Accounting Firm.

152 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE II
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS
As of December 31, 2025 and 2024
($ in millions, except share data)

	December 31,
	2025	2024
ASSETS

Investments and cash	$124.1	$45.5
Investments in subsidiaries	1,976.9	1,794.9
Other assets	22.1	3.3

Total assets	$2,123.1	$1,843.7

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt	$—	$—
Long-term debt	593.4	547.0
Other liabilities	47.0	9.2

Total liabilities	640.4	556.2

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2025, 67,323,929; 2024, 67,032,164	0.1	0.1
Additional paid-in capital	538.8	525.2
Retained earnings	1,651.7	1,548.2
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized investment gains (losses) on fixed maturity securities	(245.5)	(357.4)
Net reserve remeasurements attributable to discount rates	93.4	110.9
Net funded status of benefit plans	(2.5)	(7.0)
Treasury stock, at cost, 2025, 26,664,472 shares; 2024, 26,167,246 shares	(553.3)	(532.5)

Total shareholders' equity	1,482.7	1,287.5

Total liabilities and shareholders' equity	$2,123.1	$1,843.7

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 153

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS
 ($ in millions)

	Year Ended December 31,
	2025	2024	2023
Revenues
Net investment income	$6.0	$0.1	$0.2
Realized investment gains	1.9	—	—
Total revenues	7.9	0.1	0.2

Expenses
Interest expense	36.4	34.6	29.7
Other	19.5	8.1	5.1

Total expenses	55.9	42.7	34.8

Loss before income tax benefit and equity in net earnings of subsidiaries	(48.0)	(42.6)	(34.6)
Income tax benefit	(11.6)	(9.6)	(6.9)
Loss before equity in net earnings of subsidiaries	(36.4)	(33.0)	(27.7)
Equity in net earnings of subsidiaries	198.5	135.8	72.7

Net income	$162.1	$102.8	$45.0

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

154 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$162.1	$102.8	$45.0
Realized gains	1.9	—	—
Equity in net income of subsidiaries	(198.5)	(135.8)	(72.7)
Dividends received from subsidiaries	116.0	120.2	132.1
Changes in:
Income taxes	1.2	15.5	(5.8)
Operating assets and liabilities	17.7	(8.1)	6.0
Other	(2.4)	2.0	1.2

Net cash provided by operating activities	98.0	96.6	105.8

Cash flows from investing activities
Purchase of fixed maturity securities	(16.9)	—	—
Purchase of equity securities	(0.8)	(1.2)	—
Purchase of limited partnership interests	(29.4)	(28.9)	—
Sale of limited partnership interests	34.8	—	—
Net increase (decrease) in short-term investments	(62.6)	(12.0)	(1.3)
Capital contributions to subsidiaries	(1.0)	(2.0)	(98.0)

Net cash used in investing activities	(75.9)	(44.1)	(99.3)

Cash flows from financing activities
Dividends paid to shareholders	(57.1)	(55.6)	(53.9)
Proceeds from issuance of Senior Notes	295.2	—	296.5
Principal repayment on revolving credit facility	—	—	(249.0)
Principal repayment on senior notes	(250.0)	—	—
Acquisition of treasury stock	(20.8)	(8.6)	(6.5)
Proceeds from exercise of stock options	5.3	5.1	—
Withholding tax payments on RSUs tendered	(3.4)	(1.8)	(1.8)
Proceeds for Share-based compensation	9.1	8.4	8.0

Net cash provided by (used in) financing activities	(21.7)	(52.5)	(6.7)

Net increase (decrease) in cash	0.4	—	(0.2)
Cash at beginning of period	0.1	0.1	0.3

Cash at end of period	$0.5	$0.1	$0.1

See accompanying Note to Condensed Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 155

SCHEDULE II (continued)
HORACE MANN EDUCATORS CORPORATION
(Parent Company Only)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 NOTE TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto presented in Part II - Item 8 of this Annual Report on Form 10-K.

156 Annual Report on Form 10-K	Horace Mann Educators Corporation

SCHEDULE III

HORACE MANN EDUCATORS CORPORATION
 SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION
($ in millions)

	Deferred policy acquisition costs	Future policy benefits, claims and claim expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written (excluding life)
Segment
Year Ended December 31, 2025
Property & Casualty	$40.0	$404.4	$368.4	$—	$802.6	$57.1	$496.0	$98.2	$125.8	$830.2
Life & Retirement	303.7	6,209.0	—	911.2	158.6	366.5	334.0	24.3	119.5	29.3
Supplemental & Group Benefits	14.5	627.4	3.7	135.0	267.2	36.8	98.4	2.0	141.1	267.4
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	3.9	—	N/A	60.9	N/A
Total	$358.2	$7,240.8	$372.1	$1,046.2	$1,228.4	$464.3	$928.4	$124.5	$447.3	$1,126.9

Year Ended December 31, 2024
Property & Casualty	$34.4	$420.6	$340.7	$—	$736.5	$46.0	$521.0	$84.6	$115.8	$779.3
Life & Retirement	301.4	6,222.7	—	880.8	154.6	363.6	336.4	24.6	110.0	29.7
Supplemental & Group Benefits	11.4	649.0	3.5	114.9	254.9	38.1	83.5	1.9	124.9	254.6
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	(2.0)	20.0	N/A	43.9	N/A
Total	$347.2	$7,292.3	$344.2	$995.7	$1,146.0	$445.7	$960.9	$111.1	$394.6	$1,063.6

Year Ended December 31, 2023
Property & Casualty	$29.3	$416.9	$297.9	$—	$645.5	$37.9	$557.0	$71.3	$103.3	$684.4
Life & Retirement	297.7	6,418.2	—	816.0	151.8	369.9	325.1	28.0	99.0	29.2
Supplemental & Group Benefits	9.3	695.4	3.0	100.0	259.8	38.9	92.7	1.9	123.2	195.7
Other, including consolidating eliminations	N/A	N/A	N/A	N/A	N/A	(1.9)	N/A	N/A	37.1	N/A
Total	$336.3	$7,530.5	$300.9	$916.0	$1,057.1	$444.8	$974.8	$101.2	$362.6	$909.3
N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

Horace Mann Educators Corporation	Annual Report on Form 10-K 157

SCHEDULE IV
HORACE MANN EDUCATORS CORPORATION
 REINSURANCE
 ($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Direct(1) Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2025
Life insurance in force	$46,536.6	$11,578.7	$—	$34,957.9	—
Premiums
Property & Casualty	$806.8	$20.9	$16.7	$802.6	2.1%
Life & Retirement	165.3	6.7	—	158.6	—
Supplemental & Group Benefits	286.6	30.7	11.3	267.2	4.2%

Total premiums	$1,258.7	$58.3	$28.0	$1,228.4	2.3%

Year Ended December 31, 2024
Life insurance in force	$37,107.3	$10,012.3	$—	$27,095.0	—
Premiums
Property & Casualty	$743.9	$20.5	$13.1	$736.5	1.8%
Life & Retirement	161.2	6.6	—	154.6	—
Supplemental & Group Benefits	283.7	43.8	15.0	254.9	5.9%

Total premiums	$1,188.8	$70.9	$28.1	$1,146.0	2.5%

Year Ended December 31, 2023
Life insurance in force	$40,422.9	$9,597.7	$—	$30,825.2	—
Premiums
Property & Casualty	$653.0	$18.1	$10.7	$645.6	1.7%
Life & Retirement	166.5	14.8	—	151.7	—
Supplemental & Group Benefits	278.1	43.4	25.1	259.8	9.7%

Total premiums	$1,097.6	$76.3	$35.8	$1,057.1	3.4%
Note: Premiums above include insurance premiums earned and contract charges earned.
 (1) Direct amount is net of the annuity reinsurance agreement accounted for using the deposit method that is discussed in Note 8.

See accompanying Report of Independent Registered Public Accounting Firm.

158 Annual Report on Form 10-K	Horace Mann Educators Corporation

(a)(3)    The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.	Description

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

4.1(a)	Form of HMEC 7.25% Senior Notes due 2028, incorporated by reference to Exhibit 4.2 to HMEC's Current Report on Form 8-K dated September 12, 2023, filed with the SEC on September 15, 2023.

4.1(b)	Form of HMEC 4.700% Senior Notes due 2030, incorporated by reference to Exhibit 4.2 to HMEC's Current Report on Form 8-K dated September 23, 2025, filed with the SEC on September 26, 2025.

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

Horace Mann Educators Corporation	Annual Report on Form 10-K 159

10.1(c)
Fourth Amendment to Credit Agreement dated as of May 19, 2025, among HMEC, as borrower, PNC Bank, National Association, as administrative agent, and certain lenders party thereto, incorporated by reference to Exhibit 10.1 to HMEC's Current Report on Form 8-K dated May 19, 2025, filed with the SEC on May 22, 2025.

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

160 Annual Report on Form 10-K	Horace Mann Educators Corporation

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

10.7*	Summary of HMEC Non-employee Director Compensation, incorporated by reference to HMEC's 2025 Proxy Statement, filed with the SEC on April 2, 2025.

10.8*
Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.8 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 6, 2025.

10.9*
Form of Severance Agreement between HMEC, Horace Mann Service Corporation ("HMSC") and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

Horace Mann Educators Corporation	Annual Report on Form 10-K 161

10.10*	HMSC Executive Change in Control Plan, incorporated by reference to Exhibit 10.15 to HMEC's Current Report on Form 8-K dated February 15, 2012, filed with the SEC on February 22, 2012.

10.10(a)*
HMSC Executive Change in Control Plan Schedule A Plan Participants, incorporated by reference to Exhibit 10.10(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 6, 2025.

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

10.11(b)*
HMSC Executive Severance Plan Schedule A Participants, incorporated by reference to Exhibit 10.11(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 6, 2025.

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

(19)	HMEC Insider Trading Policy, incorporated by reference to Exhibit 19 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

162 Annual Report on Form 10-K	Horace Mann Educators Corporation

32.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

97.1
Horace Mann Educators Corporation Clawback Policy, incorporated by reference to Exhibit 97.1 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

(101) Interactive Data File:

101.1
The following information from Horace Mann Educators Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024 (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; (v) Notes to Consolidated Financial Statements; (vi) Financial Statement Schedules; and (vii) the cover page.

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).
ITEM 16. I Form 10-K Summary
None.

Horace Mann Educators Corporation	Annual Report on Form 10-K 163

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Horace Mann Educators Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION

By:	/s/ Marita Zuraitis	President and Chief Executive Officer	February 27, 2026
Marita Zuraitis
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date indicated.

	Signature	Title	Date

By:	/s/ Marita Zuraitis	President, Chief Executive Officer and Director	February 27, 2026
	Marita Zuraitis	(Principal Executive Officer)

By:	/s/ Ryan E. Greenier	Executive Vice President and Chief Financial Officer	February 27, 2026
	Ryan E. Greenier	(Principal Financial Officer)

By:	/s/ Maureen Temchuk	Vice President and Controller	February 27, 2026
	Maureen Temchuk	(Principal Accounting Officer)

By:	/s/ H. Wade Reece	Chairman of the Board of Directors	February 27, 2026
H. Wade Reece

By:	/s/ Thomas A. Bradley	Director	February 27, 2026
Thomas A. Bradley

By:	/s/ Victor P. Fetter	Director	February 27, 2026
Victor P. Fetter

By:	/s/ Perry G. Hines	Director	February 27, 2026
Perry G. Hines

By:	/s/ Mark E. Konen	Director	February 27, 2026
Mark E. Konen

By:	/s/ Beverly J. McClure	Director	February 27, 2026
Beverly J. McClure

By:	/s/ Aaliyah A. Samuel	Director	February 27, 2026
Aaliyah A. Samuel

By:	/s/ Elaine A. Sarsynski	Director	February 27, 2026
Elaine A. Sarsynski

164 Annual Report on Form 10-K	Horace Mann Educators Corporation