Form 10-Q
period 2026-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2026-05-08
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of April 30, 2026, the registrant had 40,381,172 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2026, $6,147.4; 2025, $6,026.7)	$5,780.1	$5,714.6
Equity securities at fair value, (cost $56.2 and $56.2)	40.6	41.9
Limited partnership interests	1,096.4	1,100.6
Policy loans	136.7	138.1
Short-term and other investments	185.0	309.4
Total investments	7,238.8	7,304.6
Cash	20.9	27.5
Deferred policy acquisition costs	357.3	358.2
Reinsurance balances receivable	421.5	419.0
Deposit asset on reinsurance	2,361.8	2,369.6
Intangible assets	137.9	141.5
Goodwill	54.3	54.3
Other assets	414.3	434.5
Separate Account variable annuity assets	3,959.1	4,157.4
Total assets	$14,965.9	$15,266.6
Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,579.3	$1,611.5
Policyholders' account balances	5,056.1	5,064.1
Unpaid claims and claim expenses	573.8	565.2
Unearned premiums	363.1	372.1
Total policy liabilities	7,572.3	7,612.9
Other policyholder funds	1,061.1	1,046.2
Other liabilities	309.6	374.0
Long-term debt	593.8	593.4
Separate Account variable annuity liabilities	3,959.1	4,157.4
Total liabilities	13,495.9	13,783.9
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2026, 67,467,590; 2025, 67,323,929	0.1	0.1
Additional paid-in capital	538.7	538.8
Retained earnings	1,678.0	1,651.7
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(288.8)	(245.5)
Net reserve remeasurements attributable to discount rates	116.1	93.4
Net funded status of benefit plans	(2.5)	(2.5)
Treasury stock, at cost, 2026, 27,086,418 shares; 2025, 26,664,472 shares	(571.6)	(553.3)
Total shareholders’ equity	1,470.0	1,482.7
Total liabilities and shareholders’ equity	$14,965.9	$15,266.6
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	1	First Quarter 2026 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Statements of Operations
Revenues
Net premiums and contract charges earned	$313.0	$298.3
Net investment income	110.7	115.9
Net investment losses	(2.2)	(3.3)
Other income	7.8	5.5

Total revenues	429.3	416.4

Benefits, losses and expenses
Benefits, claims and settlement expenses (Reserve remeasurement losses, $0.1; $2.1)	176.4	183.2
Interest credited	53.8	52.8
Operating expenses	103.5	90.8
DAC amortization expense	32.3	29.6
Intangible asset amortization expense	3.6	3.6
Interest expense	9.5	8.9

Total benefits, losses and expenses	379.1	368.9

Income before income taxes	50.2	47.5
Income tax expense	9.0	9.3

Net income	$41.2	$38.2

Net income per share
Basic	$1.01	$0.93
Diluted	$1.00	$0.92

Weighted average number of shares and equivalent shares
Basic	40.9	41.3
Diluted	41.2	41.6

Statements of Comprehensive Income (Loss)
Net income	$41.2	$38.2
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	(43.3)	42.9
Change in net reserve remeasurements attributable to discount rates	22.7	(11.8)
Change in net funded status of benefit plans	—	—
Other comprehensive income	(20.6)	31.1
Comprehensive income	$20.6	$69.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	2	First Quarter 2026 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1
Options exercised	—	—
Conversion of common stock units	—	—
Conversion of restricted stock units	—	—
Ending balance	0.1	0.1

Additional paid-in capital
Beginning balance	538.8	525.2
Options exercised and conversion of common and restricted stock units	(2.2)	(1.6)
Share-based compensation expense	2.1	2.5
Ending balance	538.7	526.1

Retained earnings
Beginning balance	1,651.7	1,548.2
Net income	41.2	38.2
Dividends, 2026, $0.36 per share; 2025, $0.35 per share	(14.9)	(14.7)
Ending balance	1,678.0	1,571.7

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(154.6)	(253.5)
Change in net unrealized investment losses on fixed maturity securities	(43.3)	42.9
Change in net reserve remeasurements attributable to discount rates	22.7	(11.8)
Change in net funded status of benefit plans	—	—
Ending balance	(175.2)	(222.4)

Treasury stock, at cost
Beginning balance	(553.3)	(532.5)
Treasury stock acquired - share repurchase authorization	(18.3)	(0.2)
Ending balance	(571.6)	(532.7)
Shareholders' equity at end of period	$1,470.0	$1,342.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	3	First Quarter 2026 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows - operating activities
Net income	$41.2	$38.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment (gains) losses	2.2	3.3
Depreciation and intangible asset amortization	6.7	7.0
Share-based compensation expense	2.2	2.6
Loss (gain) from equity method investments, net of dividends or distributions	(1.9)	(0.8)
Changes in:
Insurance liabilities	12.6	31.1
Amounts due under reinsurance agreements	(2.5)	11.9
Income tax liabilities	6.8	5.2
Other operating assets and liabilities	(1.4)	36.3
Contributions to defined benefit plan	—	(0.2)
Other, net	(4.6)	6.2
Net cash provided by operating activities	61.3	140.8
Cash flows - investing activities
Fixed maturity securities purchases	(329.0)	(252.0)
Fixed maturity securities sales	93..8	77.8
Fixed maturity securities maturities, paydowns, calls and redemptions	117.0	161.3
Equity securities purchases	(5.7)	(0.4)
Limited partnership interests purchases	(6.4)	(12.6)
Limited partnership interests sales	23.7	9.2
Change in short-term and other investments, net	124.7	(22.2)
Other, net	(1.9)	3.8
Net cash provided by (used in) investing activities	16.2	(35.1)
Cash flows - financing activities
Dividends paid to shareholders	(14.6)	(14.3)
Treasury stock acquired	(18.3)	(0.2)
Proceeds from exercise of stock options	0.5	—
Withholding tax payments on RSUs tendered	(3.1)	(2.0)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	649.0	403.3
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(140.3)	(162.0)
Repayment of FHLB funding agreements	(532.0)	(287.0)
Life policy accounts deposits, withdrawals, and surrenders	5.1	4.8
Change in deposit asset on reinsurance	(31.0)	(37.4)
Net increase (decrease) in reverse repurchase agreements	—	(12.0)
Change in book overdrafts	0.6	(6.7)
Net cash used in financing activities	(84.1)	(113.5)
Net decrease in cash	(6.6)	(7.8)
Cash at beginning of period	27.5	38.1
Cash at end of period	$20.9	$30.3
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	4	First Quarter 2026 Form 10-Q

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
The accompanying Consolidated Financial Statements and Notes thereto are unaudited and reflect all adjustments (generally consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Part II - Item 8, Note 1 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Future Adoption of New Accounting Standards
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This

Horace Mann Educators Corporation	5	First Quarter 2026 Form 10-Q

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
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use-Software. This guidance requires capitalization of costs associated with software developed for internal use once management has authorized and committed to funding the software project and when it is probable the project will be completed and used to perform the function intended.
The amendments in this guidance will be effective for the Company for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures, but does not expect the standard will have a material impact on our financial statements.
NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2026	2025
Fixed maturity securities	$71.2	$71.6
Equity securities	0.5	1.0
Limited partnership interests	13.2	16.3
Short-term and other investments	5.3	5.4
Investment expenses	(3.1)	(2.8)
Net investment income - investment portfolio	87.1	91.5
Investment income - deposit asset on reinsurance	23.6	24.4
Total net investment income	$110.7	$115.9

Horace Mann Educators Corporation	6	First Quarter 2026 Form 10-Q

NOTE 2 - Investments (continued)
Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2026	2025
Fixed maturity securities	$0.5	$0.2
Equity securities	(1.3)	(1.2)
Short-term investments and other	(1.4)	(2.3)
Net investment gains (losses)	$(2.2)	$(3.3)

The Company may, from time to time, sell fixed maturity securities subsequent to the reporting date but prior to the issuance of the financial statements that were in an unrealized loss position at the reporting date. Such sales are generally driven by issuer-specific developments or other changes in facts and circumstances occurring after the reporting date that result in a reassessment of the Company’s investment strategy or risk profile for a particular security.
The Company’s assessment of its intent and ability to hold fixed maturity securities is made as of the reporting date based on information available at that time. Accordingly, any subsequent sales do not contradict the Company’s conclusion at the reporting date that it neither intended to sell, nor more likely than not required to sell, those securities before recovery of their amortized cost basis. These subsequent developments are not considered conditions that existed as of the reporting date.
Net Investment Gains (Losses) by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Three Months Ended March 31,
	2026	2025
Credit loss impairments	$—	$—
Intent-to-sell impairments	—	—
Total impairments	—	—
Sales and other, net	2.0	0.2
Change in fair value - equity securities	(1.3)	(1.2)
Change in fair value and gains (losses) realized on settlements - derivatives	(2.9)	(2.3)
Net investment gains (losses)	$(2.2)	$(3.3)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended March 31,
	2026	2025
Beginning balance	$2.1	$0.9
Credit losses on fixed maturity securities for which credit losses were not previously reported	—	—
Net increase (decrease) related to credit losses previously reported	—	—
Reduction of credit allowances related to sales	—	—
Write-offs	—	—
Ending balance	$2.1	$0.9

Horace Mann Educators Corporation	7	First Quarter 2026 Form 10-Q

NOTE 2 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$703.2	$6.5	$40.6	$669.1
Other, including U.S. Treasury securities	370.9	0.1	58.1	312.9
Municipal bonds	1,240.5	20.9	90.2	1,171.2
Foreign government bonds	8.6	—	0.7	7.9
Corporate bonds	2,139.6	18.2	204.3	1,953.5
Other asset-backed securities	1,684.6	10.8	29.9	1,665.5
Totals	$6,147.4	$56.5	$423.8	$5,780.1

December 31, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$718.1	$9.5	$38.6	$689.0
Other, including U.S. Treasury securities	381.4	0.4	56.1	325.7
Municipal bonds	1,235.3	24.6	82.7	1,177.2
Foreign government bonds	10.6	—	0.6	10.0
Corporate bonds	2,064.8	27.6	182.1	1,910.3
Other asset-backed securities	1,616.5	12.0	26.1	1,602.4
Totals	$6,026.7	$74.1	$386.2	$5,714.6

Horace Mann Educators Corporation	8	First Quarter 2026 Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of March 31, 2026 and December 31, 2025, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of March 31, 2026 as due to factors other than a credit loss. As of March 31, 2026, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before a recovery of the amortized cost basis. In reaching our conclusion that an allowance for credit is unnecessary, we considered the factors described in the evaluation of credit loss impairments for fixed maturity securities critical accounting estimate in our Annual Report on Form 10-K. In the current three months ended March 31, 2026, the performance of fixed maturity securities has been impacted by the change in interest rates, specifically interest rates being at relatively high levels compared to interest rates at the time of acquisition of the securities. In consideration of the factors, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the following table.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2026
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$157.5	$1.2	$229.9	$39.4	$387.4	$40.6
Other	28.2	0.7	271.4	57.4	299.6	58.1
Municipal bonds	191.2	3.9	583.4	86.3	774.6	90.2
Foreign government bonds	1.0	—	6.9	0.7	7.9	0.7
Corporate bonds	597.3	18.6	901.9	185.7	1,499.2	204.3
Other asset-backed securities	689.9	5.4	326.4	24.5	1,016.3	29.9
Total	$1,665.1	$29.8	$2,319.9	$394.0	$3,985.0	$423.8

Number of positions with a gross unrealized loss	1,001		1,606		2,607
Fair value as a percentage of total fixed maturity securities at fair value	28.8%		40.1%		68.9%

December 31, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$69.7	$0.3	$247.9	$38.3	$317.6	$38.6
Other	27.1	0.4	276.1	55.7	303.2	56.1
Municipal bonds	126.0	2.8	596.4	79.9	722.4	82.7
Foreign government bonds	—	—	9.0	0.6	9.0	0.6
Corporate bonds	387.3	10.5	930.6	171.6	1,317.9	182.1
Other asset-backed securities	239.5	1.2	369.8	24.9	609.3	26.1
Total	$849.6	$15.2	$2,429.8	$371.0	$3,279.4	$386.2

Number of positions with a gross unrealized loss	466		1,649		2,115
Fair value as a percentage of total fixed maturity securities at fair value	14.9%		42.5%		57.4%

Horace Mann Educators Corporation	9	First Quarter 2026 Form 10-Q

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings were as follows:

	Number of Positions
	March 31, 2026	December 31, 2025
Credit Rating
AAA	139	140
AA	837	860
A	276	275
BBB	304	317
Total investment grade	1,556	1,592
BB	22	24
B	7	8
CCC or lower	1	2
Total below investment grade	30	34
Not rated	20	23
Totals:	1,606	1,649
Fixed maturity securities with an investment grade rating represented 97.7% of the gross unrealized losses as of March 31, 2026. For the same reasons discussed above, we expect to receive cash flow sufficient to recover the entire amortized cost basis of the securities in the previous table.
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

($ in millions)	March 31, 2026
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$294.9	$293.4	5.1%
Due after 1 year through 5 years	1,302.1	1,282.2	22.2%
Due after 5 years through 10 years	1,595.5	1,552.1	26.9%
Due after 10 years through 20 years	1,688.6	1,545.9	26.7%
Due after 20 years	1,266.3	1,106.5	19.1%
Total	$6,147.4	$5,780.1	100.0%

Average option-adjusted duration, in years	6.0

Horace Mann Educators Corporation	10	First Quarter 2026 Form 10-Q

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended March 31,
	2026	2025
Fixed maturity securities
Proceeds received	$93.8	$77.8
Gross gains realized	1.5	1.2
Gross losses realized	(0.9)	(1.0)

Equity securities
Proceeds received	$—	$—
Gross gains realized	—	—
Gross losses realized	—	—
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Three Months Ended March 31,
	2026	2025
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(245.5)	$(357.4)
Change in net unrealized investment gains (losses) on fixed maturity securities	(42.9)	43.0
Reclassification of net investment losses on fixed maturity securities to net income	(0.4)	(0.1)
End of period	$(288.8)	$(314.5)
Limited Partnership Interests
Investments in limited partnership interests are predominantly accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage loan funds, real estate equity funds, private equity funds, infrastructure equity funds, infrastructure debt funds and other funds. Principal factors influencing carrying amount appreciation or depreciation include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The carrying amounts of EMA limited partnership interests were as follows:

($ in millions)
	March 31, 2026	December 31, 2025
Commercial mortgage loan funds	$585.5	$590.7
Real estate equity funds	123.8	127.5
Private equity funds	122.8	118.3
Infrastructure equity funds	51.1	52.4
Infrastructure debt funds	72.9	73.9
Other funds(1)	140.3	137.8
Total	$1,096.4	$1,100.6
(1)Other funds consist primarily of limited partnership interests in corporate mezzanine, venture capital and private credit funds.

Horace Mann Educators Corporation	11	First Quarter 2026 Form 10-Q

NOTE 2 - Investments (continued)
Offsetting of Assets and Liabilities
The Company's derivatives are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provides that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached. The Company’s reverse repurchase agreements are also subject to enforceable master netting arrangements but there was no offsetting in their presentation in the Company’s Consolidated Balance Sheets. Information regarding the Company's derivatives is contained in Part II - Item 8, Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2026
Asset derivatives:
Free-standing derivatives	$16.7	$—	$16.7	$—	$15.9	$0.8

December 31, 2025
Asset derivatives:
Free-standing derivatives	$21.6	$—	$21.6	$—	$23.8	$(2.2)
Reverse Repurchase Agreements
Periodically, in connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $0.0 million as of March 31, 2026 and December 31, 2025. The obligation for securities sold under reverse repurchase agreements was a net amount of $0.0 million as of March 31, 2026 and December 31, 2025.
Deposits
As of March 31, 2026 and December 31, 2025, fixed maturity securities with a fair value of $25.0 million and $26.3 million were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, as of March 31, 2026 and December 31, 2025, fixed maturity securities with a fair value of $1,132.3 million and $1,107.1 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $1,054.5 million as of March 31, 2026 and $1,039.5 million as of December 31, 2025. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.
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

Horace Mann Educators Corporation	12	First Quarter 2026 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the three months ended March 31, 2026 and 2025, there were no transfers between Level 1 and Level 2. As of March 31, 2026, Level 3 invested assets comprised 7.9% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
March 31, 2026
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$669.1	$669.1	$—	$669.1	$—
Other, including U.S. Treasury securities	312.9	312.9	38.2	274.7	—
Municipal bonds	1,171.2	1,171.2	—	1,086.0	85.2
Foreign government bonds	7.9	7.9	—	7.9	—
Corporate bonds	1,953.5	1,953.5	5.4	1,611.5	336.6
Other asset-backed securities	1,665.5	1,665.5	—	1,623.8	41.7
Total fixed maturity securities	5,780.1	5,780.1	43.6	5,273.0	463.5
Equity securities	40.6	40.6	1.3	35.7	3.6
Short-term investments	77.2	77.2	77.2	—	—
Other investments	16.7	16.7	—	16.7	—
Totals	$5,914.6	$5,914.6	$122.1	$5,325.4	$467.1
Separate Account variable annuity assets(1)	$3,959.1	$3,959.1	$3,959.1	$—	$—

Financial Liabilities(2)	$77.1	$77.1	$—	$5.1	$72.0

December 31, 2025
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$689.0	$689.0	$—	$689.0	$—
Other, including U.S. Treasury securities	325.8	325.8	40.8	285.0	—
Municipal bonds	1,177.1	1,177.1	—	1,098.7	78.4
Foreign government bonds	10.0	10.0	—	10.0	—
Corporate bonds	1,910.3	1,910.3	4.9	1,562.8	342.6
Other asset-backed securities	1,602.4	1,602.4	—	1,558.1	44.3
Total fixed maturity securities	5,714.6	5,714.6	45.7	5,203.6	465.3
Equity securities	41.9	41.9	1.3	36.8	3.8
Short-term investments	210.5	210.5	210.5	—	—
Other investments	21.6	21.6	—	21.6	—
Totals	$5,988.6	$5,988.6	$257.5	$5,262.0	$469.1
Separate Account (variable annuity) assets(1)	$4,157.4	$4,157.4	$4,157.4	$—	$—

Financial Liabilities(2)	$78.9	$78.9	$—	$5.8	$73.1
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

Horace Mann Educators Corporation	13	First Quarter 2026 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities & Limited Partnership Interests	Total
Beginning balance, January 1, 2026	$78.4	$342.6	$44.3	$465.3	$3.8	$469.1	$73.1
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	0.5	0.5	(0.2)	0.3	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	1.2
Net unrealized gains (losses) included in OCI	(0.2)	(2.1)	1.5	(0.8)		(0.8)	0.1
Purchases	9.1	10.2	—	19.3	—	19.3	—
Issuances	—	—	—	—	—	—	0.7
Sales	—	(9.8)	(0.8)	(10.6)	—	(10.6)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(2.1)	(4.3)	(3.8)	(10.2)	—	(10.2)	(3.1)
Ending balance, March 31, 2026	$85.2	$336.6	$41.7	$463.5	$3.6	$467.1	$72.0

Beginning balance, January 1, 2025	$74.9	$351.3	$73.7	$499.9	$33.1	$533.0	$75.5
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	5.8	5.8	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	1.9
Net unrealized gains (losses) included in OCI	1.3	(0.6)	(0.6)	0.1	—	0.1	0.2
Purchases	—	13.4	—	13.4	—	13.4	—
Issuances	—	—	—	—	—	—	1.4
Sales	—	(22.4)	(0.2)	(22.6)	—	(22.6)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	(0.8)	(5.8)	(6.7)	—	(6.7)	(4.7)
Ending balance, March 31, 2025	$76.1	$340.9	$67.1	$484.1	$38.9	$523.0	$74.3
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
(3)Transfers into and out of Level 3 during the three months ended March 31, 2026 and 2025 were related to changes in the primary pricing source or changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the three months ended March 31, 2026, the Company had net gains of $0.3 million with respect to Level 3 financial assets. For the three months ended March 31, 2025, the Company had net gains of $5.8 million with respect to Level 3 financial assets. For the three months ended March 31, 2026 and 2025, a net investment loss of $1.2 million and $1.9 million, respectively, were included in net income that were attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	14	First Quarter 2026 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Level 3 Assets and Liabilities by Price Source
The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources:

($ in millions)
	Total	Internal	External
March 31, 2026
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$—	$—	$—
Municipal bonds	85.2	—	85.2
Corporate bonds	336.6	6.9	329.7
Other asset-backed securities	41.7	—	41.7
Total fixed maturity securities	463.5	6.9	456.6
Equity securities	3.6	2.6	1.0
Totals	467.1	9.5	457.6

Financial Liabilities(1)	72.0	72.0	—

December 31, 2025
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	—	—	—
Municipal bonds	78.4	—	78.4
Corporate bonds	342.6	6.7	335.9
Other asset-backed securities	44.3	—	44.3
Total fixed maturity securities	465.3	6.7	458.6
Equity securities	3.8	2.6	1.2
Totals	469.1	9.3	459.8

Financial Liabilities(1)	$73.1	$73.1	$—
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

Horace Mann Educators Corporation	15	First Quarter 2026 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized with Level 3.

($ in millions)
	Fair Value at March 31, 2026	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)	Impact of Increase in Input on Fair Value
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$78.2	discounted cash flow	lapse rate	7.5%	decrease
			mortality multiplier(2)	71.0%	decrease
			option budget	0.9% - 3.9%	increase
			non-performance adjustment(3)	5.0%	decrease
Net MRBs	$(6.2)	discounted cash flow	lapse rate	7.5%	decrease
			mortality multiplier(2)	71.0%	increase
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

The valuation techniques and significant unobservable inputs used in the fair value measurement for financial assets and financial liabilities classified as Level 3 are subject to the processes as described in Part II - Item 8, Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Generally, valuation techniques for corporate bonds include using discounted cash flow techniques where the unobservable input is the yield.

Horace Mann Educators Corporation	16	First Quarter 2026 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Financial Instruments Not Carried at Fair Value
The Company has various other financial assets and financial liabilities used in the normal course of business that are not carried at fair value, but for which fair value disclosure is required. These financial assets and financial liabilities are further described in Part II - Item 8, Note 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The following table presents the carrying amount and fair value of the Company’s financial assets and financial liabilities not carried at fair value and the level within the fair value hierarchy at which such financial assets and liabilities are categorized.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
March 31, 2026
Financial Assets
Other investments	$227.8	$230.9	$—	$38.2	$192.7
Deposit asset on reinsurance	2,361.8	2,094.9	—	—	2,094.9
Financial Liabilities
Policyholders' account balances	4,978.5	4,640.3	—	—	4,640.3
Other policyholder funds	1,061.1	1,061.1	—	1,058.1	3.0
Long-term debt	593.8	619.8	—	619.8	—

December 31, 2025
Financial Assets
Other investments	$215.5	$218.7	$—	$39.3	$179.4
Deposit asset on reinsurance	2,369.6	2,143.1	—	—	2,143.1
Financial Liabilities
Policyholders' account balances	4,984.9	4,791.1	—	—	4,791.1
Other policyholder funds	1,046.2	1,046.2	—	1,043.2	3.0
Long-term debt	593.4	629.1	—	629.1	—

Horace Mann Educators Corporation	17	First Quarter 2026 Form 10-Q

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

($ in millions)	Three Months Ended March 31,
	2026	2025
Property & Casualty
Beginning gross reserves	$404.5	$420.6
Less: reinsurance recoverables	101.2	100.8
Net reserves, beginning of period(1)	303.3	319.8
Incurred claims and claim expenses:
Claims occurring in the current period	119.2	123.7
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(5.0)	(5.3)
Total claims and claim expenses incurred	114.2	118.4
Claims and claim expense payments for claims occurring during:
Current period	44.8	50.0
Prior periods	67.3	69.8
Total claims and claim expense payments	112.1	119.8
Net reserves, end of period(1)	305.4	318.4
Plus: reinsurance recoverables	101.5	98.3
Ending gross reserves	$406.9	$416.7
(1)Reserves net of expected reinsurance recoverables.
(2)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

The Company recognized $5.0 million and $5.3 million of net favorable prior years' reserve development for the three months ended March 31, 2026 and 2025. The net favorable development for the three months ended March 31, 2026 was primarily a result of favorable loss trends in auto and property for accident years 2025 and prior. The net favorable development for the three months ended March 31, 2025 was primarily a result of favorable loss trends in auto and property for accident years 2024 and prior.
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

Horace Mann Educators Corporation	18	First Quarter 2026 Form 10-Q

NOTE 4 - Short-Duration Insurance Contracts (continued)

($ in millions)	Three Months Ended March 31,
	2026	2025
Group Benefits
Beginning gross reserves	$113.2	$104.9
Less: reinsurance recoverables	26.5	25.2
Net reserves, beginning of period(1)	86.7	79.7
Incurred claims and claim expenses:
Claims occurring in the current period	21.8	18.3
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(2.7)	0.4
Total claims and claim expenses incurred	19.1	18.7
Claims and claim expense payments for claims occurring during:
Current period	4.7	3.8
Prior periods	11.3	11.6
Total claims and claim expense payments	16.0	15.4
Net reserves, end of period(1)	89.7	83.1
Plus: reinsurance recoverables	27.0	25.9
Ending gross reserves	$116.7	$109.0
(1) Reserves net of expected reinsurance recoverables.
(2) Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

Net favorable prior years' reserve development for Group Benefits was $2.7 million and $(0.4) million for the three months ended March 31, 2026 and 2025, respectively. The favorable development for the three months ended March 31, 2026 was primarily the result of favorable loss trends in group life for loss years 2025 and prior. The unfavorable development for the three months ended March 31, 2025 was primarily the result of unfavorable loss trends in group life and disability for loss years 2024 and prior.
Reconciliation of Property & Casualty and Group Benefits Unpaid Claims and Claim Expense Reserves to the Consolidated Balance Sheets

($ in millions)	As of March 31, 2026	As of December 31, 2025
Ending gross reserves
Property & Casualty	$406.9	$404.5
Group Benefits	116.7	113.2
Total short-duration insurance contracts	523.6	517.7
Other than short-duration(1)	50.2	47.5
Total unpaid claims and claims expenses	$573.8	$565.2
(1) This line includes Life & Retirement, Supplemental, and other certain group benefit reserves.
Note 5 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the three months ended March 31, 2026 and 2025, the Company updated the net premium ratio when updating for actual historical experience for the quarter; future cash flow assumptions were reviewed but not changed.
The following tables summarize balances and changes in LFPB for traditional and limited-pay contracts.

Horace Mann Educators Corporation	19	First Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the three months ended March 31, 2026 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2026	$239.5	$245.2	$67.1	$35.0	$187.5	$—
January 1, 2026 balance at original discount rate	270.6	259.7	64.5	36.5	213.6	—
Effect of:
Change in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	(0.9)	(1.3)	(0.5)	(0.4)	1.7	—
Adjusted balance at January 1, 2026	269.7	258.4	64.0	36.1	215.3	—
Issuances(3)	2.5	4.8	—	0.5	5.4	0.2
Interest accruals(4)	2.2	2.8	0.9	0.4	1.8	—
Net premiums collected(5)	(22.0)	(6.1)	(1.7)	(1.1)	(6.8)	(0.2)
March 31, 2026 balance at original discount rate	252.4	259.9	63.2	35.9	215.7	—
Effect of changes in discount rate assumptions	(30.2)	(17.1)	1.4	(1.9)	(28.5)	—
Balance at March 31, 2026	222.2	242.8	64.6	34.0	187.2	—

Present value of expected future policy benefits:
Balance at January 1, 2026	518.4	389.3	807.8	89.6	379.0	96.0
January 1, 2026 balance at original discount rate	631.9	429.8	763.3	118.1	462.7	103.0
Effect of:
Changes in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	(0.8)	(0.9)	(0.6)	(0.5)	1.5	(0.2)
Adjusted balance at January 1, 2026	631.1	428.9	762.7	117.6	464.2	102.8
Issuances	2.5	4.8	—	0.5	5.4	0.2
Interest accruals	5.4	4.3	11.3	1.2	3.4	1.0
Benefit payments(6)	(23.2)	(5.5)	(16.9)	(0.8)	(9.1)	(2.3)
March 31, 2026 balance at original discount rate	615.8	432.5	757.1	118.5	463.9	101.7
Effect of changes in discount rate assumptions	(119.0)	(46.5)	28.9	(30.4)	(88.9)	(8.3)
Balance at March 31, 2026	496.8	386.0	786.0	88.1	375.0	93.4
Net liability for future policy benefits	274.4	143.2	721.3	54.1	188.0	93.2
Less: Reinsurance recoverable	(56.4)	(20.9)	(0.8)	(1.4)	(4.8)	(3.9)
Net liability for future policy benefits, after reinsurance recoverable	218.0	122.3	720.5	52.7	183.2	89.3
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at March 31, 2026	$218.0	$122.3	$720.5	$52.7	$183.2	$89.3
(1) Experience Life contains both whole life and term elements.
(2) As of March 31, 2026, the net LFPB for Supplemental Health was $64.4 million for cancer, $17.3 million for accident, $21.2 million for disability and $80.3 million for other supplemental health policies.
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

Horace Mann Educators Corporation	20	First Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the year ended December 31, 2025 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2025	$229.1	$245.9	$66.6	$34.2	$179.9	$—
January 1, 2025 balance at original discount rate	263.2	271.2	65.4	36.8	214.6	—
Effect of:
Change in cash flow assumptions	6.3	(16.5)	0.7	0.4	(2.8)	—
Actual variances from expected experience	0.3	(3.4)	1.6	(0.2)	(2.4)	—
Adjusted balance at January 1, 2025	269.8	251.3	67.7	37.0	209.4	—
Issuances(3)	10.7	23.6	—	2.5	22.9	2.4
Interest accruals(4)	8.4	11.1	3.7	1.5	7.0	—
Net premiums collected(5)	(18.3)	(26.3)	(6.9)	(4.5)	(25.7)	(2.4)
December 31, 2025 balance at original discount rate	270.6	259.7	64.5	36.5	213.6	—
Effect of changes in discount rate assumptions	(31.1)	(14.5)	2.6	(1.5)	(26.1)	—
Balance at December 31, 2025	239.5	245.2	67.1	35.0	187.5	—

Present value of expected future policy benefits:
Balance at January 1, 2025	504.3	377.8	813.2	86.2	383.4	97.3
January 1, 2025 balance at original discount rate	617.4	433.2	782.8	114.3	482.8	107.3
Effect of:
Changes in cash flow assumptions	5.9	(20.7)	1.7	0.2	(5.3)	—
Actual variances from expected experience	1.0	(4.4)	3.4	—	(4.7)	0.1
Adjusted balance at January 1, 2025	624.3	408.1	787.9	114.5	472.8	107.4
Issuances	10.7	23.8	—	2.5	22.9	2.4
Interest accruals	21.0	17.0	45.7	4.5	13.9	4.1
Benefit payments(6)	(24.1)	(19.1)	(70.3)	(3.4)	(46.9)	(10.9)
December 31, 2025 balance at original discount rate	631.9	429.8	763.3	118.1	462.7	103.0
Effect of changes in discount rate assumptions	(113.5)	(40.4)	44.5	(28.5)	(83.7)	(7.0)
Balance at December 31, 2025	518.4	389.3	807.8	89.6	379.0	96.0
Net liability for future policy benefits	278.8	144.1	740.8	54.6	191.8	96.0
Less: Reinsurance recoverable	(57.3)	(20.9)	(0.8)	(1.4)	(5.1)	(3.8)
Net liability for future policy benefits, after reinsurance recoverable	221.5	123.2	740.0	53.2	186.7	92.2
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at December 31, 2025	$221.5	$123.2	$740.0	$53.2	$186.7	$92.2
(1) Experience Life contains both whole life and term elements.
(2) As of December 31, 2025, the net LFPB for Supplemental Health was $66.0 million for cancer, $17.9 million for accident, $21.3 million for disability and $81.5 million for other supplemental health policies.
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

Horace Mann Educators Corporation	21	First Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	March 31, 2026	December 31, 2025
Whole life	$274.4	$278.8
Term life	143.2	144.1
Experience life	721.3	740.8
Limited-pay whole life	54.1	54.6
Supplemental health	188.0	191.8
SPIA (life contingent)	93.2	96.0
Limited-pay whole life DPL	6.5	6.2
SPIA (life contingent) DPL	1.4	1.5
Reconciling items(1)	97.2	97.7
Total	$1,579.3	$1,611.5
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments
	Three Months Ended March 31,
	2026	2025
Whole life	$7.0	$7.0
Term life	11.5	11.7
Experience life	6.9	7.4
Limited-pay whole life	1.8	1.8
Supplemental health	32.7	30.9
SPIA (life contingent)	0.2	0.6
Total	$60.1	$59.4

($ in millions)	Interest expense
	Three Months Ended March 31,
	2026	2025
Whole life	$3.2	$3.1
Term life	1.5	1.4
Experience life	10.3	10.6
Limited-pay whole life	0.8	0.8
Supplemental health	1.7	1.8
SPIA (life contingent)	1.0	1.1
Total	$18.5	$18.8

Horace Mann Educators Corporation	22	First Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of March 31, 2026		As of December 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$547.9	$346.4	$547.3	$364.1
Expected future benefits and expenses	1,345.7	615.8	1,340.4	631.9
Term life
Expected future gross premiums	694.9	451.8	692.2	456.7
Expected future benefits and expenses	742.6	432.5	735.9	429.8
Experience Life
Expected future gross premiums	444.6	252.0	453.1	256.3
Expected future benefits and expenses	1,512.5	757.1	1,531.5	763.3
Limited-pay whole life
Expected future gross premiums	75.1	55.2	75.9	56.0
Expected future benefits and expenses	339.4	118.5	337.8	118.1
Supplemental health
Expected future gross premiums	1,621.9	1,163.2	1,613.0	1,160.1
Expected future benefits and expenses	681.4	463.9	674.0	462.7
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	142.6	101.7	144.6	103.0
For the three months ended March 31, 2026 and for the year ended December 31, 2025, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both periods.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	March 31, 2026
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.8%	0.1% - 0.4%	1.9%	0.1%	31.6%	N.M.
Expected experience	0.8%	0.1% - 0.5%	2.0%	0.3%	27.6%	N.M.
Lapses
Actual experience	3.6%	1.7% - 4.1%	4.1%	4.8%	10.6%	N.M.
Expected experience	3.3%	4.7% - 4.8%	3.2%	3.6%	10.3%	N.M.

	March 31, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	1.0%	0.1% - 0.1%	2.3%	0.4%	41.9%	N.M.
Expected experience	0.8%	0.1% - 0.5%	1.9%	0.3%	26.8%	N.M.
Lapses
Actual experience	3.1%	2.6% - 3.8%	3.3%	3.8%	13.9%	N.M.
Expected experience	3.7%	5.0% - 5.1%	3.0%	4.0%	14.0%	N.M.

Horace Mann Educators Corporation	23	First Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the weighted-average durations of LFPB, in years:

	As of March 31,
	2026	2025
Whole life	19.9	19.5
Term life	15.7	15.8
Experience life	9.5	10.0
Limited-pay whole life	24.8	24.5
Supplemental health	11.9	11.4
SPIA (life contingent)	7.4	7.5
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of March 31,
	2026	2025
Whole life
Interest accretion rate	1.7% - 4.8%	1.7% - 4.8%
Current discount rate	4.8% - 5.9%	4.9% - 5.7%
Term life
Interest accretion rate	4.1% - 4.3%	4.1% - 4.2%
Current discount rate	5.4% - 5.6%	5.4% - 5.4%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.6%	5.5%
Limited-pay whole life
Interest accretion rate	4.0%	4.0%
Current discount rate	6.0%	5.8%
Supplemental health
Interest accretion rate	1.7% - 2.8%	1.7% - 2.8%
Current discount rate	5.6% - 5.8%	5.5% - 5.7%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.1%
Current discount rate	5.3% - 5.4%	5.3% - 5.3%

Horace Mann Educators Corporation	24	First Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Three Months Ended March 31, 2026
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2026	$95.5	$54.8	$4,486.8	$373.3	$26.1
Premiums received(1)	$6.7	$(0.2)	$36.3	$2.9	$1.1
Surrenders and withdrawals(2)	(0.9)	(0.9)	(74.0)	(9.9)	(0.1)
Benefit payments(3)	—	(0.5)	(15.0)	(1.0)	(1.1)
Net transfers from (to) separate account	(0.3)	—	8.9	(0.1)	—
Interest credited(4)	0.8	0.6	41.4	1.4	0.2
Other	(1.2)	(0.1)	(1.8)	(1.5)	—
Balance at March 31, 2026	$100.6	$53.7	$4,482.6	$365.1	$26.2
Weighted-average crediting rate	3.5%	4.9%	3.8%	1.6%	3.3%
Net amount at risk(5)	$—	$—	$28.3	$—	$—
Cash surrender value	$77.9	$53.1	$4,433.8	$360.7	$25.8

($ in millions)	Three Months Ended March 31, 2025
	Indexed Universal Life	Experience Life	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2025	$72.9	$58.0	$4,508.4	$409.5	$28.6
Premiums received(1)	$6.0	$(0.2)	$43.4	$4.2	$0.6
Surrenders and withdrawals(2)	(0.4)	(0.8)	(89.2)	(13.2)	(0.2)
Benefit payments(3)	—	(0.3)	(21.8)	(1.7)	(1.2)
Net transfers from (to) separate account	(0.1)	—	12.0	(0.2)	—
Interest credited(4)	1.0	0.7	42.7	3.4	0.3
Other	(1.2)	—	0.4	(2.3)	0.2
Balance at March 31, 2025	$78.2	$57.4	$4,495.9	$399.7	$28.3
Weighted-average crediting rate	5.3%	4.9%	3.9%	3.5%	4.2%
Net amount at risk(5)	$—	$—	$31.8	$—	$—
Cash surrender value	$59.3	$56.8	$4,447.4	$393.1	$28.0
(1) Premiums received represents premiums collected from policyholder during the period of in force business.
(2) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(3) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(4) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(5) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	25	First Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balance Sheets:

($ in millions)	March 31, 2026	December 31, 2025
Indexed universal life	$100.6	$95.5
Experience Life	53.7	54.8
Fixed account annuities	4,482.6	4,486.8
Fixed indexed account annuities	365.1	373.3
SPIA (non-life contingent)	26.2	26.1
Reconciling items(1)	27.9	27.6
Total	$5,056.1	$5,064.1
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	March 31, 2026
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$6.8	$6.9	$223.7	$480.6	$718.0
Equal to 2% but less than 3%	48.7	162.3	134.1	171.1	516.2
Equal to 3% but less than 4%	574.4	11.0	31.0	106.2	722.6
Equal to 4% but less than 5%	2,518.4	—	—	—	2,518.4
5% or higher	77.1	—	—	—	77.1
Total	$3,225.4	$180.2	$388.8	$757.9	$4,552.3

($ in millions)	December 31, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$8.3	$10.0	$255.2	$453.6	$727.1
Equal to 2% but less than 3%	63.8	142.4	127.4	165.1	498.8
Equal to 3% but less than 4%	577.6	10.4	31.7	105.8	725.4
Equal to 4% but less than 5%	2,528.1	—	—	—	2,528.1
5% or higher	78.1	—	—	—	78.1
Total	$3,255.9	$162.8	$414.3	$724.5	$4,557.5
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

Horace Mann Educators Corporation	26	First Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
administration and other services are included in the life premiums and contract charges line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	March 31, 2026	December 31, 2025
Balance, beginning of year	$4,157.4	$3,708.8
Deposits	71.0	293.8
Withdrawals	(69.1)	(316.4)
Net transfers	(8.8)	(27.5)
Fees and charges	(15.1)	(57.2)
Market appreciation (depreciation)	(176.3)	555.9
Other	—	—
Balance, end of period	$3,959.1	$4,157.4
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.

Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the three months ended March 31, 2026 and 2025, respectively:

($ in millions)	Three Months Ended March 31,
	2026	2025

Balance, beginning of period	$(9.0)	$(6.8)
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	(9.1)	(7.4)
Changes in market risk benefits(1)	2.6	1.4
Balance, end of period(2)	$(6.5)	$(6.0)
Effect of changes in the instrument-specific credit risk	0.3	0.8
Balance, end of period	$(6.2)	$(5.2)
Net amount at risk(3)	$17.5	$19.4
Weighted-average attained age of contract holders	62	63
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

($ in millions)	As of March 31, 2026			As of December 31, 2025
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(8.3)	$2.1	$(6.2)	$(10.3)	$1.3	$(9.0)

Horace Mann Educators Corporation	27	First Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Deferred Acquisition Costs

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Three Months Ended March 31, 2026
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$24.9	$35.5	$5.2	$8.3	$22.8	$13.7	$207.7
Capitalizations	0.6	1.1	—	0.1	1.4	1.3	3.2
Amortization expense	(0.3)	(0.7)	(0.1)	(0.1)	(0.3)	(0.3)	(4.2)
Experience adjustment	(0.1)	—	—	—	—	(0.1)	(0.3)
Balance, end of period	$25.1	$35.9	$5.1	$8.3	$23.9	$14.6	$206.4

($ in millions)	Three Months Ended March 31, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$23.8	$34.2	$5.5	$8.0	$19.2	$10.6	$211.4
Capitalizations	0.6	1.2	—	0.1	0.8	1.0	3.6
Amortization expense	(0.3)	(0.9)	(0.1)	(0.1)	(0.2)	(0.3)	(4.0)
Experience adjustment	—	—	—	—	—	(0.1)	(0.6)
Balance, end of period	$24.1	$34.5	$5.4	$8.0	$19.8	$11.2	$210.4

The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	March 31, 2026	December 31, 2025
Whole life	$25.1	$24.9
Term life	35.9	35.5
Experience life	5.1	5.2
Limited pay whole life	8.3	8.3
Indexed universal life	23.9	22.8
Supplemental health	14.6	13.7
Total annuities	206.4	207.7
Reconciling item(1)	38.0	40.1
Total	$357.3	$358.2
(1) Reconciling item relates to DAC associated with the Property & Casualty reporting segment.
The assumptions used to amortize DAC were consistent with the assumptions used to estimate LFPB for traditional and limited-payment contracts. The underlying assumptions for DAC and LFPB were updated at the same time.
In the first quarter of 2026 and 2025, the Company conducted a review of all significant assumptions and did not make any changes to future assumptions because actual experience for mortality and lapses was materially consistent with underlying assumptions.

Horace Mann Educators Corporation	28	First Quarter 2026 Form 10-Q

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

($ in millions)	Direct Amount(1)	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended March 31, 2026
Net premiums written and contract deposits(2)	$405.8	$15.1	$9.2	$399.9
Net premiums and contract charges earned	320.2	15.1	7.9	313.0
Benefits, claims and settlement expenses	183.4	11.1	4.1	176.4

Three months ended March 31, 2025
Net premiums written and contract deposits(2)	$402.4	$15.1	$5.9	$393.2
Net premiums and contract charges earned	306.7	14.4	6.0	298.3
Benefits, claims and settlement expenses	189.6	11.0	4.6	183.2
(1)    Direct amount is net of the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.

Horace Mann Educators Corporation	29	First Quarter 2026 Form 10-Q

Note 7 - Segment Information
The Company conducts and manages its business through four reporting segments. The three reporting segments representing the major lines of business are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). The Company does not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those reporting segments, but classifies those items in the fourth reporting segment, Corporate & Other. Corporate & Other includes capital raising activities (including debt financing and related interest expense), net investment gains (losses), certain public company expenses and other corporate-level transactions including termination of defined benefit plans and the early retirement offering. In addition to these transactions, Corporate & Other also includes legacy commercial claims.
The accounting policies of the reporting segments are the same as those described in Note 1-Basis of Presentation and Significant Accounting Policies. Expense allocations are based on certain assumptions and estimates primarily related to direct cost, revenue and activity; methodologies are applied consistently. Stated segment operating results would change if different methods were applied.
The Company’s Chief Executive Officer is the chief operating decision maker (CODM), responsible for reviewing financial performance and making decisions regarding the allocation of resources for the reporting segments. The Company measures and analyzes segment performance based on core earnings which differs from total income as presented in our consolidated statements of operations due to excluding the after-tax impact of net investment gains (losses), discontinued operations, the after-tax impact of goodwill and intangible asset impairments, other non-recurring or infrequent items and the cumulative effect of changes in accounting principles when applicable. We believe core earnings is a better performance measure and indicator of the profitability and underlying trends in our business. The CODM considers actual-to-budget variances in core earnings on a monthly basis when making decisions about allocating capital and personnel to segments and evaluating product pricing.
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the three months ended March 31, 2026, is as follows:

Horace Mann Educators Corporation	30	First Quarter 2026 Form 10-Q

NOTE 7 - Segment Information (continued)

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$203.2	$39.4	$70.4	$—	$313.0
Net investment income	14.6	87.0	8.9	0.2	110.7
Other segment income	2.0	5.5	(0.6)	0.9	7.8
Total segment revenues	$219.8	$131.9	$78.7	$1.1	$431.5

Benefits and claims expenses (excluding catastrophe losses)	$85.9	$31.5	$28.1	$—	$145.5
Catastrophe losses	11.3	—	—	—	11.3
Loss adjustment expenses	16.9	—	—	—	16.9
Interest credited	—	52.4	1.4	—	53.8
Operating & admin expenses	33.4	25.1	20.6	2.9	82.0
Commissions expense	16.4	11.0	11.8	—	39.2
Taxes, licenses and fees	5.2	1.0	1.5	0.1	7.8
Deferred policy acquisition costs	(23.7)	(6.4)	(1.4)	—	(31.5)
Deferred policy acquisition cost amortization	25.8	6.0	0.5	—	32.3
Interest expense	—	—	—	9.5	9.5
Total segment expenses	$171.2	$120.6	$62.5	$12.5	$366.8

Pretax profit (loss)	$48.6	$11.3	$16.2	$(11.4)	$64.7
Income tax expense	9.6	2.1	3.6	(3.1)	12.2
Segment profit (loss) (Core earnings)	39.0	9.2	12.6	(8.3)	52.5
Net investment losses (after-tax)	—	—	—	(1.7)	(1.7)
Non-core income adjustments (after-tax)(1)	—	(2.1)	(2.7)	(4.8)	(9.6)
Net income	$39.0	$7.1	$9.9	$(14.8)	$41.2
*-Corporate & Other is net of intersegment eliminations.

Horace Mann Educators Corporation	31	First Quarter 2026 Form 10-Q

NOTE 7 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the three months ended March 31, 2025, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$192.7	$38.5	$67.1	$—	$298.3
Net investment income	11.7	89.1	9.4	5.7	115.9
Other segment income	1.3	4.8	(1.1)	0.5	5.5
Total segment revenues	$205.7	$132.4	$75.4	$6.2	$419.7

Benefits and claims expenses (excluding catastrophe losses)	$85.6	$36.6	$26.9	$—	$149.1
Catastrophe losses	16.4	—	—	—	16.4
Loss adjustment expenses	16.3	—	—	—	16.3
Interest credited	—	51.6	1.2	—	52.8
Operating & admin expenses	33.4	23.9	17.3	2.3	76.9
Commissions expense	16.9	9.7	11.3	—	37.9
Taxes, licenses and fees	4.9	0.9	1.4	0.2	7.4
Deferred policy acquisition costs	(24.3)	(6.1)	(1.0)	—	(31.4)
Deferred policy acquisition cost amortization	23.1	6.0	0.5	—	29.6
Interest expense	—	—	—	8.9	8.9
Total segment expenses	$172.3	$122.7	$57.6	$11.4	$364.0

Pretax profit (loss)	$33.4	$9.7	$17.8	$(5.2)	$55.7
Income tax expense	6.6	1.8	3.8	(1.2)	11.0
Segment profit (loss) (Core earnings)	26.8	7.9	14.0	(4.0)	44.7
Net investment losses (after-tax)	—	—	—	(2.6)	(2.6)
Non-core income adjustment (after-tax)	—	(1.1)	(2.8)	—	(3.9)
Net income	$26.8	$6.8	$11.2	$(6.6)	$38.2
*-Corporate & Other is net of intersegment eliminations.

($ in millions)	March 31, 2026	December 31, 2025
Assets
Property & Casualty	$1,402.5	$1,372.1
Life & Retirement	12,042.1	12,204.5
Supplemental & Group Benefits	1,342.2	1,401.7
Corporate & Other	231.1	308.8
Intersegment eliminations	(52.0)	(20.5)
Total	$14,965.9	$15,266.6

Horace Mann Educators Corporation	32	First Quarter 2026 Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities(1)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, January 1, 2026	$(245.5)	$93.4	$(2.5)	$(154.6)
Other comprehensive income (loss) before reclassifications	(42.9)	22.7	—	(20.2)
Amounts reclassified from AOCI(2)	(0.4)	—	—	(0.4)
Net current period other comprehensive income (loss)	(43.3)	22.7	—	(20.6)
Ending balance, March 31, 2026	$(288.8)	$116.1	$(2.5)	$(175.2)

Beginning balance, January 1, 2025	$(357.4)	$110.9	$(7.0)	$(253.5)
Other comprehensive income (loss) before reclassifications	43.0	(11.8)	—	31.2
Amounts reclassified from AOCI(2)	(0.1)	—	—	(0.1)
Net current period other comprehensive income (loss)	42.9	(11.8)	—	31.1
Ending balance, March 31, 2025	$(314.5)	$99.1	$(7.0)	$(222.4)
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $0.5 million and $0.2 million, are included in Net investment gains (losses) and the related income tax benefits, $0.1 million and $0.1 million, are included in income tax expense in the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income (loss) in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	33	First Quarter 2026 Form 10-Q

NOTE 9 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	March 31, 2026	December 31, 2025
Cash	$19.1	$26.2
Restricted cash	1.8	1.3
Total cash and restricted cash reported in the Consolidated Statement of Cash Flows	$20.9	$27.5

($ in millions)	Three Months Ended March 31,
	2026	2025
Cash paid for:
Interest	$11.0	$8.6
Income taxes	8.4	0.9
Non-cash activities were not material for the three months ended March 31, 2026 and 2025, respectively.
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
At the time of issuance of this Interim Report on Form 10-Q, the Company does not have pending litigation from which there is a reasonable possibility of material loss.
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $358.4 million and $380.5 million as of March 31, 2026 and December 31, 2025, respectively.

Horace Mann Educators Corporation	34	First Quarter 2026 Form 10-Q

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
Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's First Quarter 2026 Investor Supplement.
Increases or decreases in this MD&A that are not meaningful are marked "N.M.".
Statements made in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann Educators Corporation (referred to in this Quarterly Report on Form 10-Q as "we", "our", "us", the "Company", "Horace Mann" or "HMEC") is an insurance holding company. We are not under any obligation to (and expressly disclaim any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that our actual results could differ materially from those projected in forward-looking statements due to a number of risks and uncertainties inherent in our business. Also, see Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding risks and uncertainties.
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

Horace Mann Educators Corporation	35	First Quarter 2026 Form 10-Q

look after theirs. Our commitment to having a positive impact on our customers' lives extends to all our corporate stakeholders, including employees, agents, investors and the communities where we live and work.
We conduct and manage our business in four reporting segments. The three reporting segments representing our major lines of business are: (1) Property & Casualty (primarily personal lines of auto and property insurance products), (2) Life & Retirement (primarily tax-qualified fixed and variable annuities as well as life insurance products), and (3) Supplemental & Group Benefits (primarily cancer, heart, hospital, supplemental disability, accident, short-term and long-term group disability, and group term life coverages). We do not allocate the impact of corporate-level transactions to these reporting segments, consistent with the basis for management's evaluation of the results of those segments, but classify those items in the fourth reporting segment, Corporate & Other. In addition to ongoing transactions such as corporate debt service, net investment gains (losses) and certain public company expenses, such items also have included corporate debt retirement costs, when applicable. See Part I - Item 1, Note 7 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.
Consolidated Financial Highlights
(All comparisons vs. same periods in 2025, unless noted otherwise)

($ in millions)	Three Months Ended March 31,		2026-2025
	2026	2025	% Change
Total revenues	$429.3	$416.4	3.1%
Net income	41.2	38.2	7.9%
Net Investment gains (losses), after tax	(1.7)	(2.6)	N.M.
Per diluted share:
Net income	1.00	0.92	8.7%
Net investment gains (losses), after tax	(0.04)	(0.06)	N.M.
Book value per share	$36.40	$32.79	11.0%
Net income return on equity - last twelve months	11.6%	9.0%	2.6	pts
Net income return on equity - annualized	11.2%	11.6%	(0.4)	pts

For the three months ended March 31, 2026, net income increased $3.0 million primarily due to improved Property & Casualty segment results reflecting the impact of improved underlying results and lower catastrophe losses.

Horace Mann Educators Corporation	36	First Quarter 2026 Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2025, unless noted otherwise)

($ in millions)	Three Months Ended March 31,		2026-2025
	2026	2025	% Change
Net premiums and contract charges earned	$313.0	$298.3	4.9%
Net investment income	110.7	115.9	-4.5%
Net investment gains (losses)	(2.2)	(3.3)	N.M.
Other income	7.8	5.5	41.8%
Total revenues	429.3	416.4	3.1%

Benefits, claims and settlement expenses	176.4	183.2	-3.7%
Interest credited	53.8	52.8	1.9%
Operating expenses	103.5	90.8	14.0%
DAC amortization expense	32.3	29.6	9.1%
Intangible asset amortization expense	3.6	3.6	—%
Interest expense	9.5	8.9	6.7%
Total benefits, losses and expenses	379.1	368.9	2.8%

Income before income taxes	50.2	47.5	5.7%
Income tax expense	9.0	9.3	-3.2%
Net income	$41.2	$38.2	7.9%
Net Premiums and Contract Charges Earned
For the three months ended March 31, 2026, net premiums and contract charges earned increased $14.7 million as the Property & Casualty segment had higher sales* in the Property business lines and the Company sees strong growth in our Supplemental and Group Benefits segment.
Net Investment Income
For the three months ended March 31, 2026, total net investment income decreased $5.2 million. The decrease for the quarter is primarily due to lower returns from our limited partnership funds. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended March 31,
	2026	2025
Investment yield, excluding limited partnership interests, pretax - annualized*(1)	4.5%	4.6%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.6%	3.7%

During the three months ended March 31, 2026, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines. The Company continues to deploy capital in accordance with its strategic asset allocation framework, with the objective of maintaining diversification while balancing risk and return. Investments are allocated across public and private fixed income strategies, commercial mortgage loan funds, and limited partnership interests based on relative value considerations, portfolio capacity, and income objectives.
Net Investment Gains (Losses)
For the three months ended March 31, 2026, total net investment losses decreased by $1.1 million. The breakdown of net investment gains (losses) by transaction type were as follows:

Horace Mann Educators Corporation	37	First Quarter 2026 Form 10-Q

($ in millions)	Three Months Ended March 31,
	2026	2025
Credit loss and intent-to-sell impairments	$—	$—
Sales and other, net	2.0	0.2
Change in fair value - equity securities	(1.3)	(1.2)
Change in fair value and gains (losses) realized on settlements - derivatives	(2.9)	(2.3)
Net investment gains (losses)	$(2.2)	$(3.3)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three months ended March 31, 2026, other income increased $2.3 million.
Benefits, Claims and Settlement Expenses
For the three months ended March 31, 2026, benefits, claims and settlement expenses decreased $6.8 million due to lower catastrophe losses and underlying losses in the Property & Casualty segment as well as lower Life benefits due to favorable mortality compared to prior year.
Interest Credited
For the three months ended March 31, 2026, interest credited increased $1.0 million.
Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 3.4% and 3.3% as of March 31, 2026 and March 31, 2025, respectively.
Operating Expenses
For the three months ended March 31, 2026, operating expenses increased $12.7 million, reflecting higher expenses related to our Early Retirement Offering in the Corporate & Other segment.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For the three months ended March 31, 2026, DAC amortization expense increased $2.7 million, primarily due to premium increases in the Property & Casualty segment driving higher commission and underwriting expenses which increase DAC asset levels.
Intangible Asset Amortization Expense
For the three months ended March 31, 2026, intangible asset amortization expense was flat with prior year.
Interest Expense
For the three months ended March 31, 2026, interest expense increased $0.6 million due to an increase in the level of debt associated with the issuance of the 2025 Senior Notes that were used to repay the 2015 Senior Notes.
Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 17.9% and 19.6% for the three months ended March 31, 2026 and 2025, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 2.1 and 2.3 percentage points for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was further reduced by 1.7 and 0.2 percentage points for the three months ended March 31, 2026 and 2025, respectively, as a result of purchases of transferable tax credits to be utilized on the federal income tax returns.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities from uncertain tax filing positions.

Horace Mann Educators Corporation	38	First Quarter 2026 Form 10-Q

As of March 31, 2026, our federal income tax returns for years prior to 2022 are no longer subject to examination by the Internal Revenue Service. We do not expect any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2026
The following discussion provides outlook information for our results of operations and capital position.
Consolidated Results
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2026 full year core income will be within a range of $4.20 to $4.50 per diluted share, generating a core return on equity* of over 11%+. These results anticipate the following:
•Property & Casualty segment target profitability of low-mid 90s Combined Ratio with ~$90 million of catastrophe losses
•Life & Retirement segment long-term target net interest spread between 220 and 230 bps and mortality in line with actuarial assumptions
•Supplemental & Group Benefits segment target blended benefits ratio of 39%
•Net investment income between $485 million and $495 million pre-tax, or $385-$395 million excluding the accreted investment income on the deposit asset on reinsurance in the Life & Retirement segment
•Approximately $35 million to $40 million in corporate interest expense and other items included in results for the Corporate & Other segment
As described in Application of Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see forward-looking information in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 concerning other important factors that could impact actual results. Our projections do not include a forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
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

Horace Mann Educators Corporation	39	First Quarter 2026 Form 10-Q

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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates in that Form 10-K within which we identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for fixed maturity securities
•Valuation of future policy benefit reserves
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
Compared to December 31, 2025, as of March 31, 2026, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.

Horace Mann Educators Corporation	40	First Quarter 2026 Form 10-Q

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
Property & Casualty
The Property & Casualty segment primarily markets private passenger auto insurance and residential home insurance. Horace Mann offers standard auto coverages, including liability, collision and comprehensive. Property coverage includes both homeowners and renters policies. For both auto and property coverage, Horace Mann offers educators a discounted rate and the Educator Advantage® package of features. The Property & Casualty segment represented 51% of total revenues in 2025.
(All comparisons vs. same periods in 2025, unless noted otherwise)
For the three months ended March 31, 2026, net income reflected the following factors:
•Increases in average written premium per policy
•Lower underlying loss ratio*
•Lower Catastrophe losses
•Higher net investment income driven by limited partnership portfolio

Horace Mann Educators Corporation	41	First Quarter 2026 Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended March 31,		2026-2025
	2026	2025	% Change
Underwriting Results
Net premiums written*	$194.2	$185.3	4.8%
Net premiums earned	203.2	192.7	5.4%
Other income	2.0	1.3	53.8%
Losses and loss adjustment expenses
Current accident year before catastrophe losses	107.8	107.2	0.6%
Current accident year catastrophe losses	11.3	16.4	-31.1%
Prior years' reserve development(1)	(5.0)	(5.3)	N.M.
Total losses and loss adjustment expenses	114.1	118.3	-3.6%
Operating expenses, including DAC amortization expense	57.1	54.0	5.7%
Underwriting gain (loss)	34.0	21.7	56.7%
Net investment income	14.6	11.7	24.8%
Income (loss) before income taxes	48.6	33.4	45.5%
Income tax expense (benefit)	9.6	6.6	45.5%
Net income (loss)	39.0	26.8	45.5%
Core earnings (loss)*	39.0	26.8	45.5%

Operating Statistics:
Auto
Net premiums written*	$121.3	$121.6	-0.2%
Loss and loss adjustment expense ratio	62.2%	66.6%	-4.4	pts
Expense ratio	27.0%	27.5%	-0.5	pts
Combined ratio:	89.2%	94.1%	-4.9	pts
Prior years' reserve development(1)	-2.5%	-1.9%	-0.6	pts
Catastrophe losses	0.5%	1.5%	-1.0	pts
Underlying combined ratio*	91.2%	94.5%	-3.3	pts
Property and other
Net premiums written*	$72.9	$63.7	14.4%
Loss and loss adjustment expense ratio	47.1%	52.7%	-5.6	pts
Expense ratio	27.2%	27.0%	0.2	pts
Combined ratio:	74.3%	79.7%	-5.4	pts
Prior years' reserve development(1)	-2.5%	-4.2%	1.7	pts
Catastrophe losses	13.2%	20.4%	-7.2	pts
Underlying combined ratio*	63.6%	63.5%	0.1	pts

Household retention-LTM
Auto	83.9%	84.2%	-0.3	pts
Property (excludes Other Products)	88.4%	89.4%	-1.0	pts
(1)    (Favorable) unfavorable.

Horace Mann Educators Corporation	42	First Quarter 2026 Form 10-Q

The Property & Casualty segment three month net income of $39.0 million, as well as the three month combined ratio of 83.3%, reflected improved current year underlying results and catastrophe losses below prior year.
The current quarter reflects an increase in net premiums written* of 4.8%, with average written premiums* rising for both property and auto. Sales* were steady for the quarter, down 1.8% from the prior year, and household retention remains in line with expectations.
The three month loss ratio decreased 5.2 points from last year reflecting higher average premiums and lower catastrophe losses. In addition, $5.0 million of net favorable prior years' reserve development for the three months reduced the loss ratio 2.5 points. Catastrophe losses for the quarter were $11.3 million, pretax, contributing 5.6 points to the combined ratio. In total, there were 21 events designated as catastrophes by Property Claims Services (PCS) in this year’s first quarter. The lower catastrophe losses are driven by lower frequency and severity of policyholder claims. In the first quarter of 2025, catastrophe losses were $16.4 million, pretax, contributing 8.5 points to the combined ratio, from 18 PCS events.
The year-over-year increase in average written premiums* for auto policies in the first quarter was 5.4%, while retention remained stable. The first quarter auto underlying loss ratio* was 64.2%, improving 2.8 points from the prior year quarter, reflecting the benefit of higher average earned premium. The first quarter reported loss ratio benefited 2.5 points from favorable prior years' reserve development.
The year-over-year increase in average written premiums* for property policies was 8.6% in the first quarter, as rate increases and inflation adjustments to coverage values continue to take effect. Policyholder retention remains stable. The first quarter property and other underlying loss ratio* was 36.4%, a 0.1 point decrease from prior year reflecting the increase in average earned premium*. The first quarter reported loss ratio benefited 2.5 points from favorable prior years' reserve development.

Horace Mann Educators Corporation	43	First Quarter 2026 Form 10-Q

Life & Retirement
The Life & Retirement segment markets 403(b) tax-qualified fixed, fixed indexed and variable annuities; the Horace Mann Retirement Advantage® open architecture platform for 403(b)(7) and other defined contribution plans; traditional term and whole life insurance products and indexed universal life (IUL) products. Horace Mann is one of the largest participants in the K-12 educator portion of the 403(b) tax-qualified annuity market, measured by 403(b) net premiums written on a statutory accounting basis. The Life & Retirement segment represented 32% of total revenues in 2025.
(All comparisons vs. same periods in 2025, unless noted otherwise)
For the three months ended March 31, 2026, net income reflected the following factors:
•Higher premiums and contract charges earned and other income
•Benefits expense in Life decreased related to favorable mortality costs
•Annualized quarterly net interest spread on fixed annuities down 37 basis points
•Higher assets under administration

Horace Mann Educators Corporation	44	First Quarter 2026 Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended March 31,			2026-2025
	2026	2025		% Change
Life & Retirement
Net premiums written and contract deposits*	$134.9	$140.3		-3.8%
Revenues
Net premiums and contract charges earned	39.4	38.5		2.3%
Net investment income(1)	87.0	89.1		-2.4%
Other income	5.5	4.8		14.6%
Total revenues	131.9	132.4		-0.4%
Benefits and Expenses
Benefits and change in reserves	34.2	38.0		-10.0%
Interest credited	52.4	51.6		1.6%
Operating expenses	30.7	28.4		8.1%
DAC amortization expense	6.0	6.0		—%
Intangible asset amortization expense	—	0.1		N.M.
Total benefits and expenses	123.3	124.1		-0.6%
Income before income taxes	8.6	8.3		3.6%
Income tax expense	1.5	1.5		—%
Net income	7.1	6.8		4.4%
Core earnings*	9.2	7.9		16.5%

Life policies in force (in thousands)	160	161		-0.6%
Life insurance in force	$21,606	$21,129		2.3%
Life persistency - LTM	95.7%	96.1%	-0.4	pts

Annuity contracts in force (in thousands)	212	217		-2.3%
Horace Mann Retirement Advantage® contracts in force (in thousands)	25	22		13.6%
Cash value persistency - LTM	92.1%	91.6%	0.5	pts

Life & Retirement segment net income for the three months ended March 31, 2026 of $7.1 million was up 4.4%, primarily due to favorable benefits in the Life segment and higher premiums and contract charges earned and other income offset by lower net interest spread in the Retirement segment. Life benefits reflected favorable mortality charges which remain within our expected actuarial range. The net spread decrease reflects lower net investment income related to our limited partnerships with higher interest credited due to higher interest credited rates and FHLB interest compared to 2025.
For the Retirement business, net annuity contract deposits were down 5.5% for the quarter at $104.7 million primarily reflecting product mix and market conditions. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, which provide encouraging cross-sell opportunities. Average persistency rose from the prior period to 92.1%.
Horace Mann currently has $5.8 billion in annuity assets under management, including $2.2 billion of fixed annuities, $3.2 billion of variable annuities and $0.4 billion of fixed indexed annuities. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, were up due to the effect of equity market performance on assets.
Life annualized sales* were $2.8 million for the quarter. Persistency remains strong. Life insurance in force rose to $21.6 billion at quarter-end.
As a general guideline, based on our existing policies and investment portfolio, the impact from a 100 basis point decline in the average reinvestment rate would reduce Life & Retirement net investment income by approximately $2.1 million in year one, reducing the annualized net interest spread on fixed annuities by approximately 8 basis points, compared to the current period annualized net interest spread on fixed annuities.

Horace Mann Educators Corporation	45	First Quarter 2026 Form 10-Q

We could also consider potential changes in rates credited to policyholders, tempered by any restrictions on the ability to adjust policyholder rates due to guaranteed minimum crediting rates.
Supplemental & Group Benefits
The Supplemental & Group Benefits segment markets group solutions for districts and other public employers, as well as individual supplemental products typically distributed through the employer channel. The Supplemental & Group Benefits segment provides group term life, disability and specialty health insurance, along with supplemental products including cancer, heart, hospital, supplemental disability and accident coverages. The Supplemental & Group Benefits segment represented 17% of total revenues in 2025.

(All comparisons vs. same periods in 2025, unless noted otherwise)
For the three months ended March 31, 2026, net income reflected the following factors:
•Higher premium earned reflecting investment to grow the book of business
•Higher benefits ratio for Individual Supplemental
•Higher operating expenses due to investment in growth

Horace Mann Educators Corporation	46	First Quarter 2026 Form 10-Q

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended March 31,		2026-2025
	2026	2025	% Change
Supplemental & Group Benefits
Revenues
Net premiums and contract charges earned	$70.4	$67.1	4.9%
Net investment income(1)	8.9	9.4	-5.3%
Other income	(0.6)	(1.1)	45.5%
Total revenues	78.7	75.4	4.4%
Benefits and Expenses
Benefits, settlement expenses and change in reserves	29.5	28.1	5.0%
Operating expenses (including DAC amortization expense)	33.0	29.5	11.9%
Intangible asset amortization expense	3.5	3.5	—%
Total benefits and expenses	66.0	61.1	8.0%
Income before income taxes	12.7	14.3	-11.2%
Income tax expense	2.8	3.1	-9.7%
Net income	9.9	11.2	-11.6%
Core earnings*	12.6	14.0	-10.0%

Benefits ratio	42.0%	41.8%	0.2	pts
Operating expense ratio	42.0%	39.1%	2.9	pts
Pretax profit margin	16.1%	19.0%	-2.9	pts

Individual supplemental products benefits ratio	30.5%	28.4%	2.1	pts
Individual supplemental premium persistency (rolling beginning 12 months)	89.6%	90.0%	-0.4	pts
Group benefits products benefits ratio	51.9%	53.3%	-1.4	pts
Group benefits covered lives (in thousands)	915	839	9.1%

Supplemental & Group Benefits segment net income for the three months ended March 31, 2026 of $9.9 million was down $1.3 million. The Individual Supplemental benefits ratio increased 2.1 points due to higher utilization consistent with our long-term expectations. The Group Benefits benefits ratio decreased 1.4 points due to higher premiums driven by higher sales*. Operating expense increase reflects inflation and investments being made in growth initiatives and infrastructure.
Total sales* for the three months ended March 31, 2026 increased $8.6 million due to our strategic investments to drive growth. Individual Supplemental products increased $0.6 million and Group Benefits products increased $8.0 million. Individual Supplemental sales increased 11.3% and Group Benefits sales increased 258.1%. Variability in sales between comparable periods is typical for Group Benefits given the relatively small scale and the longer sales cycle of this business. Persistency remains strong for the segment.

Horace Mann Educators Corporation	47	First Quarter 2026 Form 10-Q

Corporate & Other
(All comparisons vs. same periods in 2025, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended March 31,		2026-2025
	2026	2025	% Change
Total revenues	1.1	6.2	N.M.
Interest expense	9.5	8.9	6.7%
Other operating expenses	9.0	2.5	260.0%
Net investment losses	(2.2)	(3.3)	N.M.
Loss before income taxes	(19.6)	(8.5)	-130.6%
Net loss	(14.8)	(6.6)	-124.2%
Core loss*	(8.3)	(4.0)	-107.5%

For the three months ended March 31, 2026, the net results decreased $8.2 million due to higher other operating expenses related to our voluntary Early Retirement Offering of $7.0 million and lower net investment income related to limited partnerships.
Investment Results
(All comparisons vs. same periods in 2025, unless noted otherwise)
Our investment strategy is primarily focused on generating income while balancing principal protection and investment risk. Total net investment income includes net investment income from our managed investment portfolio as well as accreted investment income from the deposit asset on reinsurance related to the company's reinsurance of policy liabilities related to legacy individual annuities written in 2002 or earlier.

($ in millions)	Three Months Ended March 31,		2026-2025
	2026	2025	% Change
Net investment income - managed investment portfolio	$87.1	$91.5	-4.8%
Investment income - deposit asset on reinsurance	23.6	24.4	-3.3%
Total net investment income	110.7	115.9	-4.5%
Pretax net investment gains (losses)	(2.2)	(3.3)	N.M.
Pretax net unrealized investment losses on fixed maturity securities	(367.3)	(400.0)	N.M.

For the three months ended March 31, 2026, net investment income from our managed investment portfolio decreased $4.4 million, primarily due to lower returns in limited partnerships. The investment yield on the portfolio excluding limited partnership interests was 4.5%, with new money yields continuing to exceed portfolio yields in the core fixed maturity securities portfolio.
For the three months ended March 31, 2026, pretax net investment losses decreased $1.1 million.
Pretax net unrealized investment losses on fixed maturity securities as of March 31, 2026 increased $55.2 million, or 17.7%, compared to December 31, 2025, primarily due to an increase of 15 basis points in US Treasury rates and investment-grade credit spreads that were wider by 11 basis points.

Horace Mann Educators Corporation	48	First Quarter 2026 Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	March 31, 2026
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking and Finance	167	$377.7	$409.7	$(32.0)
Utilities	97	168.6	186.4	(17.8)
Energy	90	139.9	150.8	(10.9)
Healthcare and Pharmacy	82	144.1	164.8	(20.7)
Insurance	57	144.5	157.0	(12.5)
Consumer Products	53	70.4	87.9	(17.5)
Transportation	40	71.8	78.3	(6.5)
Technology	40	84.9	93.7	(8.8)
Real Estate	38	88.6	94.3	(5.7)
Natural Gas	20	63.7	69.3	(5.6)
All other corporates(1)	326	600.3	648.5	(48.2)
Total corporate bonds	1,010	1,954.5	2,140.7	(186.2)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	245	669.0	703.1	(34.1)
Commercial(2)	154	329.1	345.3	(16.2)
Other	114	146.2	147.0	(0.8)
Municipal bonds(3)	573	1,171.2	1,240.5	(69.3)
Government bonds
U.S.	41	312.9	370.9	(58.0)
Foreign	3	7.9	8.6	(0.7)
Collateralized loan obligations(4)	422	945.5	945.0	0.5
Asset-backed securities	141	243.8	246.3	(2.5)
Total fixed maturity securities	2,703	$5,780.1	$6,147.4	$(367.3)

Equity securities
Non-redeemable preferred stocks	15	$39.6
Common stocks	4	1.0
Closed-end fund	—	—
Total equity securities	19	$40.6

Total	2,722	$5,820.7
(1)The All other corporates category contains 22 additional industry sectors. Telecommunications, Manufacturing, Food and Beverage, Retail, Leisure and Entertainment represented $198.6 million of fair value at March 31, 2026, with the remaining 17 sectors each representing less than $29.1 million.
(2)At March 31, 2026, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 41.8% are tax-exempt and 78.1% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at March 31, 2026.
(4) Based on fair value, 99.9% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO - S&P, Moody's, Fitch, DBRS, Egan Jones and Kroll).

As of March 31, 2026, our diversified fixed maturity securities portfolio consisted of 4,063 investment positions, issued by 2,703 entities, and totaled approximately $5.8 billion in fair value. This portfolio was 97.7% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.

Horace Mann Educators Corporation	49	First Quarter 2026 Form 10-Q

Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of March 31, 2026, 96.1% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		March 31, 2026
	December 31, 2025	March 31, 2026	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.6%	11.7%	$677.4	$692.7
AA(2)	42.6	41.5	2,397.4	2,599.2
A	20.9	22.0	1,271.7	1,324.6
BBB	21.3	21.1	1,217.0	1,302.9
BB	1.4	1.3	77.2	84.2
B	0.4	0.4	25.2	25.3
CCC or lower	—	—	1.7	2.9
Not rated(3)	1.8	2.0	112.5	115.6
Total fixed maturity securities	100.0%	100.0%	$5,780.1	$6,147.4
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	—	—	—
BBB	69.0	69.0	28.0
BB	22.0	22.1	9.0
B	—	—	—
CCC or lower	—	—	—
Not rated	9.0	8.9	3.6
Total equity securities	100.0%	100.0%	$40.6

Total			$5,820.7
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating may be used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At March 31, 2026, the AA-rated fair value amount included $312.9 million of U.S. Government and federally sponsored agency securities and $668.2 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by a NRSRO.

As of March 31, 2026, the fixed maturity securities portfolio had $423.8 million of pretax gross unrealized investment losses on $3,985.0 million of fair value related to 2,607 positions. Of the investment positions with gross unrealized losses, there were 380 trading below 80.0% of the carrying value as of March 31, 2026. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of March 31, 2026 as due to factors other than a credit loss. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment. See Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.
Increases in U.S. Treasury yields and credit spreads contributed to an increase in unrealized investment losses. As of March 31, 2026, the 10-year U.S. Treasury yield increased 15 basis points since December 31, 2025, rising from 4.17% as of December 31, 2025 to 4.32% as of March 31, 2026. Credit spreads were wider during the same time period, with investment grade and high yield credit spreads increasing by 11 basis points and 51 basis points, respectively. As of March 31, 2026, investment grade and high yield total returns were -0.54% and -0.50%, respectively, since December 31, 2025.

Horace Mann Educators Corporation	50	First Quarter 2026 Form 10-Q

Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the three months ended March 31, 2026. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates presented in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

($ in millions)	Three Months Ended March 31,		2026-2025
	2026	2025	% Change
Net cash provided by operating activities	$61.3	$140.8	-56.5%
Net cash provided by (used in) investing activities	16.2	(35.1)	146.2%
Net cash used in financing activities	(84.1)	(113.5)	25.9%
Net decrease in cash	(6.6)	(7.8)	N.M.
Cash at beginning of period	27.5	38.1	-27.8%
Cash at end of period	$20.9	$30.3	-31.0%
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
For the three months ended March 31, 2026, net cash provided by operating activities decreased $79.5 million.
Investing Activities
Net cash provided by (used in) investing activities for the three months ended March 31, 2026 and 2025 was $16.2 million and $(35.1) million, respectively.
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

Horace Mann Educators Corporation	51	First Quarter 2026 Form 10-Q

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
For the three months ended March 31, 2026, net cash used in financing activities decreased $29.4 million compared to the prior year period. The change was primarily due to a $21.7 million decrease in cash outflows from benefits, withdrawals, and net transfers to Separate Account variable annuity assets. Additionally, there was a $12.0 million decrease in cash outflow for reverse repurchase agreements and a $6.4 million decrease in cash outflows from the deposit asset on reinsurance. These were partially offset by a $18.1 million increase of Treasury stock purchases.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Three Months Ended March 31,		2026-2025	2026-2025
	2026	2025	$ Change	% Change
Balance at beginning of the period	$1,039.5	$989.5	$50.0	5.1%
Advances received from FHLB funding agreements	547.0	297.0	250.0	84.2%
Principal repayments on FHLB funding agreements	(532.0)	(287.0)	(245.0)	85.4%
Balance at end of the period	$1,054.5	$999.5	$55.0	5.5%

Horace Mann Educators Corporation	52	First Quarter 2026 Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑
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

Horace Mann Educators Corporation	53	First Quarter 2026 Form 10-Q

As of March 31, 2026, we held $1.0 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2025 from all of our insurance subsidiaries without prior regulatory approval is $162.5 million, excluding the impact and timing of prior dividends, of which $13.0 million was paid during the three months ended March 31, 2026. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Total capital was $2,063.8 million as of March 31, 2026, including $593.8 million of long-term debt. Total debt represented 28.8% of total capital including net unrealized investment losses on fixed maturity securities (26.5% excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributable to discount rates*) as of March 31, 2026, which remains consistent with the Company's long-term capital management objectives.
Shareholders' equity was $1,470.0 million as of March 31, 2026, including net unrealized investment losses on fixed maturity securities of $288.8 million after taxes. The market value of our common stock and the market value per share were $1,843.5 million and $45.17, respectively, as of March 31, 2026. Book value per share and adjusted book value per share* was $36.40 and $40.68, respectively, as of March 31, 2026.
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of March 31, 2026 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this Quarterly Report on Form 10-Q.
Total dividends paid to shareholders was $14.3 million for the three months ended March 31, 2026. In March of 2026, the Board of Directors (Board) approved regular quarterly dividends of $0.36 per share.
For the three months ended March 31, 2026, we repurchased 421,946 shares of our common stock under our share repurchase program for a total cost of $18.2 million, at an average price per share of $43.07. See Part II - Item 8, Note 12 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for more information. As of March 31, 2026, $37.4 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	54	First Quarter 2026 Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	March 31, 2026	December 31, 2025
Short-term debt
Revolving Credit Facility	Variable	2030	$—	$—
Long-term debt(1)
4.70% 2025 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $1.5 and $1.5 unamortized debt issuance costs of $2.9 and $3.1	4.70%	2030	295.6	295.4
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.2 and $0.3 and unamortized debt issuance costs of $1.6 and $1.7	7.25%	2028	298.2	298.0
Total			$593.8	$593.4
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
As of March 31, 2026, we had $325.0 million available on the Revolving Credit Facility, with an interest rate based on Term SOFR plus 115 basis points plus the applicable benchmark adjustment spread. The Revolving Credit Facility expires on May 19, 2030. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of March 31, 2026.
As of March 31, 2026, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
We had no obligation for securities sold under reverse repurchase agreements at March 31, 2026 and December 31, 2025.
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

Horace Mann Educators Corporation	55	First Quarter 2026 Form 10-Q

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
All four agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries, each of which is rated at the same level as our Property & Casualty and Life & Retirement subsidiaries. Assigned ratings and respective affirmation/review dates as of April 30, 2026 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	9/12/2025
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		9/12/2025
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		9/12/2025
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A	(stable)	N.A.		9/12/2025
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		9/12/2025
Fitch
HMEC (parent company)			BBB	(stable)	8/15/2025
HMEC's Life Group	A	(stable)			8/15/2025
HMEC's P&C Group	A	(stable)			8/15/2025
Moody's
HMEC (parent company)			Baa2	(stable)	3/31/2026
HMEC's Life Group	A2	(stable)			3/31/2026
HMEC's P&C Group	A2	(stable)			3/31/2026
S&P	A	(stable)	BBB	(stable)	1/22/2026
Reinsurance Programs
There have been no material changes in our reinsurance programs for our Property & Casualty, Life & Retirement and Supplemental & Group Benefits segments from that disclosed in Part I - Item 1, Reporting Segments in our Annual Report on Form 10-K for the year ended December 31, 2025.

Horace Mann Educators Corporation	56	First Quarter 2026 Form 10-Q

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
More detailed descriptions of our exposure to market value risks and the management of those risks is contained in Part II - Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of March 31, 2026. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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

Horace Mann Educators Corporation	57	First Quarter 2026 Form 10-Q

ITEM 1A. I Risk Factors
At the time of issuance of this Quarterly Report on Form 10-Q, we believe there are no material changes from the risk factors as previously disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. I Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On May 13, 2025, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million (i.e., the 2025 Program) to begin following the completion of the current $50 million repurchase plan which was authorized on May 25, 2022 (i.e., the 2022 Program). Both Programs authorize the repurchase of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Programs do not have expiration dates and may be limited or terminated at any time without notice. During the three months ended March 31, 2026, the 2022 Program was completed and we began repurchasing shares under the 2025 Program.
During the three months ended March 31, 2026, we repurchased shares under the Programs as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1 - 31	140,168	$43.38	140,168	$49.5	million
February 1 - 28	154,704	43.15	154,704	$42.8	million
March 1 - 31	127,074	42.64	127,074	$37.4	million
Total	421,946	$43.07	421,946	$37.4	million
ITEM 5. I Other Information
None.

Horace Mann Educators Corporation	58	First Quarter 2026 Form 10-Q

ITEM 6. I Exhibits
The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description

10.3(f)	HMEC 2010 Comprehensive Executive Compensation Plan (As Amended and Restated Effective March 3, 2021) Form of Performance-Based Restricted Stock Units Agreement - Employee Grantee.

10.8*	Summary of HMEC Named Executive Officer Annualized Salaries

10.10(a)*	HMSC Executive Change in Control Plan Schedule A Plan Participants

10.11(b)*	HMSC Executive Severance Plan Schedule A Participants

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

(99) Additional exhibits:

99.1	Glossary of Selected Terms.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	59	First Quarter 2026 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 8, 2026	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	May 8, 2026	/s/ Ryan E. Greenier

Ryan E. Greenier
Executive Vice President and
Chief Financial Officer

Horace Mann Educators Corporation	60	First Quarter 2026 Form 10-Q