Form 10-Q
period 2026-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2026-08-07
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of July 31, 2026, the registrant had 40,501,054 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2026, $6,125.5; 2025, $6,026.7)	$5,767.0	$5,714.6
Equity securities at fair value, (cost 2026, $56.2 and 2025, $56.2)	40.3	41.9
Limited partnership interests (Carried Under Fair Value Option, 2026, $26.9 and 2025, $0.0)	1,101.0	1,100.6
Policy loans	136.3	138.1
Short-term investments	184.8	210.4
Other investments	116.7	99.0
Total investments	7,346.1	7,304.6
Cash	46.2	27.5
Deferred policy acquisition costs	358.2	358.2
Reinsurance balances receivable	409.2	419.0
Deposit asset on reinsurance	2,345.4	2,369.6
Intangible assets	134.4	141.5
Goodwill	54.3	54.3
Other assets	440.8	434.5
Separate Account variable annuity assets	4,469.8	4,157.4
Total assets	$15,604.4	$15,266.6
Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,586.5	$1,611.5
Policyholders' account balances	5,041.8	5,064.1
Unpaid claims and claim expenses	587.8	565.2
Unearned premiums	369.1	372.1
Total policy liabilities	7,585.2	7,612.9
Other policyholder funds	1,076.0	1,046.2
Other liabilities	376.3	374.0
Long-term debt	594.2	593.4
Separate Account variable annuity liabilities	4,469.8	4,157.4
Total liabilities	14,101.5	13,783.9
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2026, 67,580,562; 2025, 67,323,929	0.1	0.1
Additional paid-in capital	544.0	538.8
Retained earnings	1,704.7	1,651.7
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(281.9)	(245.5)
Net reserve remeasurements attributable to discount rates	110.0	93.4
Net funded status of benefit plans	(2.5)	(2.5)
Treasury stock, at cost, 2026, 27,086,418 shares; 2025, 26,664,472 shares	(571.5)	(553.3)
Total shareholders’ equity	1,502.9	1,482.7
Total liabilities and shareholders’ equity	$15,604.4	$15,266.6
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	1	Second Quarter 2026 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statements of Operations
Revenues
Net premiums and contract charges earned	$316.9	$302.6	$629.9	$600.9
Net investment income	120.5	110.8	231.2	226.7
Net investment losses	(0.1)	(5.9)	(2.3)	(9.2)
Other income	6.2	4.2	14.0	9.7

Total revenues	443.5	411.7	872.8	828.1

Benefits, losses and expenses
Benefits, claims and settlement expenses (Reserve remeasurement (gains)/losses, $0.5; $(2.4); $0.6; $(0.3))	186.3	183.5	362.7	366.7
Interest credited	54.6	52.7	108.4	105.5
Operating expenses	108.5	96.9	212.0	187.7
DAC amortization expense	32.0	29.9	64.3	59.5
Intangible asset amortization expense	3.5	3.6	7.1	7.2
Interest expense	9.6	8.6	19.1	17.5

Total benefits, losses and expenses	394.5	375.2	773.6	744.1

Income before income taxes	49.0	36.5	99.2	84.0
Income tax expense	7.4	7.1	16.4	16.4

Net income	$41.6	$29.4	$82.8	$67.6

Net income per share
Basic	$1.02	$0.71	$2.03	$1.64
Diluted	$1.01	$0.71	$2.01	$1.63

Weighted average number of shares and equivalent shares
Basic	40.9	41.3	40.9	41.3
Diluted	41.2	41.6	41.2	41.6

Statements of Comprehensive Income (Loss)
Net income	$41.6	$29.4	$82.8	$67.6
Other comprehensive income (loss), net of tax:
Change in net unrealized investment losses on fixed maturity securities	6.9	4.6	(36.4)	47.5
Change in net reserve remeasurements attributable to discount rates	(6.1)	0.7	16.6	(11.1)
Other comprehensive income	0.8	5.3	(19.8)	36.4
Comprehensive income	$42.4	$34.7	$63.0	$104.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Second Quarter 2026 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1	$0.1
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	0.1	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	538.7	526.1	538.8	525.2
Options exercised and conversion of common and restricted stock units	2.8	1.7	0.6	0.1
Share-based compensation expense	2.5	2.6	4.6	5.1
Ending balance	544.0	530.4	544.0	530.4

Retained earnings
Beginning balance	1,678.0	1,571.7	1,651.7	1,548.2
Net income	41.6	29.4	82.8	67.6
Dividends, 2026, $0.36 per share; 2025, $0.35 per share	(14.9)	(14.6)	(29.8)	(29.3)
Ending balance	1,704.7	1,586.5	1,704.7	1,586.5

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(175.2)	(222.4)	(154.6)	(253.5)
Change in net unrealized investment losses on fixed maturity securities	6.9	4.6	(36.4)	47.5
Change in net reserve remeasurements attributable to discount rates	(6.1)	0.7	16.6	(11.1)
Change in net funded status of benefit plans	—	—	—	—
Ending balance	(174.4)	(217.1)	(174.4)	(217.1)

Treasury stock, at cost
Beginning balance	(571.6)	(532.7)	(553.3)	(532.5)
Treasury stock acquired - share repurchase authorization	0.1	(6.9)	(18.2)	(7.1)
Ending balance	(571.5)	(539.6)	(571.5)	(539.6)
Shareholders' equity at end of period	$1,502.9	$1,360.3	$1,502.9	$1,360.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Second Quarter 2026 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows - operating activities
Net income	$82.8	$67.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment (gains) losses	2.3	9.2
Depreciation and intangible asset amortization	13.4	13.6
Share-based compensation expense	4.6	5.2
Loss (gain) from equity method investments, net of dividends or distributions	1.9	(2.4)
Changes in:
Insurance liabilities	73.6	75.9
Amounts due under reinsurance agreements	9.8	21.1
Income tax liabilities	(17.3)	(8.1)
Other operating assets and liabilities	114.9	86.2
Contributions to defined benefit plan	—	(0.4)
Other, net	(1.0)	4.2
Net cash provided by operating activities	285.0	272.1
Cash flows - investing activities
Fixed maturity securities purchases	(641.5)	(446.5)
Fixed maturity securities sales	231.6	129.9
Fixed maturity securities maturities, paydowns, calls and redemptions	317.1	314.3
Equity securities purchases	(6.9)	(1.3)
Equity securities sales, calls and repayments	—	6.3
Limited partnership interests purchases	(43.6)	(33.6)
Limited partnership interests sales	43.2	19.5
Change in short-term and other investments, net	18.7	(65.3)
Other, net	(5.3)	4.7
Net cash used in investing activities	(86.7)	(72.0)
Cash flows - financing activities
Dividends paid to shareholders	(29.1)	(28.6)
Treasury stock acquired	(18.2)	(7.1)
Proceeds from exercise of stock options	3.7	1.4
Withholding tax payments on RSUs and options tendered	(4.0)	(2.1)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	897.9	576.2
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(313.4)	(309.8)
Repayment of FHLB funding agreements	(659.5)	(354.5)
Life policy accounts deposits, withdrawals, and surrenders	11.3	8.2
Change in deposit asset on reinsurance	(71.4)	(70.4)
Net increase (decrease) in reverse repurchase agreements	—	(12.0)
Change in book overdrafts	3.1	1.4
Net cash used in financing activities	(179.6)	(197.3)
Net increase in cash	18.7	2.8
Cash at beginning of period	27.5	38.1
Cash at end of period	$46.2	$40.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Second Quarter 2026 Form 10-Q

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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

Horace Mann Educators Corporation	5	Second Quarter 2026 Form 10-Q

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
NOTE 2 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturity securities	$75.2	$59.4	$146.4	$131.0
Equity securities	0.8	1.0	1.3	2.0
Limited partnership interests	17.2	23.2	30.4	39.5
Short-term and other investments	5.3	5.2	10.6	10.6
Investment expenses	(2.3)	(3.1)	(5.4)	(5.9)
Net investment income - investment portfolio	96.2	85.7	183.3	177.2
Investment income - deposit asset on reinsurance	24.3	25.1	47.9	49.5
Total net investment income(1)	$120.5	$110.8	$231.2	$226.7
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the June 30, 2026 Form 10-Q.

Horace Mann Educators Corporation	6	Second Quarter 2026 Form 10-Q

NOTE 2 - Investments (continued)
Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturity securities	$(0.1)	$(4.1)	$0.4	$(3.9)
Equity securities	(0.3)	(0.7)	(1.6)	(2.0)
Short-term investments and other	0.3	(1.1)	(1.1)	(3.3)
Net investment gains (losses)	$(0.1)	$(5.9)	$(2.3)	$(9.2)

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
Net Investment Gains (Losses) by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Credit loss impairments	$—	$(0.9)	$—	$(0.9)
Intent-to-sell impairments	(0.1)	(2.2)	(0.1)	(2.2)
Total impairments	(0.1)	(3.1)	(0.1)	(3.1)
Sales and other, net	4.2	2.0	6.2	4.1
Change in fair value - equity securities	(0.3)	(0.7)	(1.6)	(1.9)
Change in fair value and gains (losses) realized on settlements - derivatives	(3.9)	(4.1)	(6.8)	(8.3)
Net investment gains (losses)	$(0.1)	$(5.9)	$(2.3)	$(9.2)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$2.1	$0.9	$2.1	$0.9
Credit losses on fixed maturity securities for which credit losses were not previously reported	—	3.1	—	3.1
Net increase (decrease) related to credit losses previously reported	—	(0.9)	—	(0.9)
Reduction of credit allowances related to sales	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$2.1	$3.1	$2.1	$3.1

Horace Mann Educators Corporation	7	Second Quarter 2026 Form 10-Q

NOTE 2 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$699.0	$5.4	$42.2	$662.2
Other, including U.S. Treasury securities	371.8	—	58.6	313.2
Municipal bonds	1,222.4	23.9	82.8	1,163.5
Foreign government bonds	8.6	—	0.7	7.9
Corporate bonds	2,139.1	15.2	199.8	1,954.5
Other asset-backed securities	1,684.6	7.5	26.4	1,665.7
Totals	$6,125.5	$52.0	$410.5	$5,767.0

December 31, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$718.1	$9.5	$38.6	$689.0
Other, including U.S. Treasury securities	381.4	0.4	56.1	325.7
Municipal bonds	1,235.3	24.6	82.7	1,177.2
Foreign government bonds	10.6	—	0.6	10.0
Corporate bonds	2,064.8	27.6	182.1	1,910.3
Other asset-backed securities	1,616.5	12.0	26.1	1,602.4
Totals	$6,026.7	$74.1	$386.2	$5,714.6

Horace Mann Educators Corporation	8	Second Quarter 2026 Form 10-Q

NOTE 2 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of June 30, 2026 and December 31, 2025, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of June 30, 2026 as due to factors other than a credit loss. As of June 30, 2026, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before a recovery of the amortized cost basis. In reaching our conclusion that an allowance for credit is unnecessary, we considered the factors described in the evaluation of credit loss impairments for fixed maturity securities critical accounting estimate in our Annual Report on Form 10-K. In the current three months ended June 30, 2026, the performance of fixed maturity securities has been impacted by the change in interest rates, specifically interest rates being at relatively high levels compared to interest rates at the time of acquisition of the securities. In consideration of the factors, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the following table.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2026
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$174.5	$2.3	$225.5	$39.9	$400.0	$42.2
Other	38.7	0.9	273.3	57.7	312.0	58.6
Municipal bonds	108.4	2.0	584.1	80.8	692.5	82.8
Foreign government bonds	—	—	6.9	0.7	6.9	0.7
Corporate bonds	600.1	18.9	887.3	180.9	1,487.4	199.8
Other asset-backed securities	404.2	3.3	285.6	23.1	689.8	26.4
Total	$1,325.9	$27.4	$2,262.7	$383.1	$3,588.6	$410.5

Number of positions with a gross unrealized loss	759		1,565		2,324
Fair value as a percentage of total fixed maturity securities at fair value	23.0%		39.2%		62.2%

December 31, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$69.7	$0.3	$247.9	$38.3	$317.6	$38.6
Other	27.1	0.4	276.1	55.7	303.2	56.1
Municipal bonds	126.0	2.8	596.4	79.9	722.4	82.7
Foreign government bonds	—	—	9.0	0.6	9.0	0.6
Corporate bonds	387.3	10.5	930.6	171.6	1,317.9	182.1
Other asset-backed securities	239.5	1.2	369.8	24.9	609.3	26.1
Total	$849.6	$15.2	$2,429.8	$371.0	$3,279.4	$386.2

Number of positions with a gross unrealized loss	466		1,649		2,115
Fair value as a percentage of total fixed maturity securities at fair value	14.9%		42.5%		57.4%

Horace Mann Educators Corporation	9	Second Quarter 2026 Form 10-Q

NOTE 2 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings were as follows:

	Number of Positions
	June 30, 2026	December 31, 2025
Credit Rating
AAA	131	140
AA	823	860
A	261	275
BBB	300	317
Total investment grade	1,515	1,592
BB	19	24
B	10	8
CCC or lower	3	2
Total below investment grade	32	34
Not rated	18	23
Totals:	1,565	1,649
Fixed maturity securities with an investment grade rating represented 97.7% of the gross unrealized losses as of June 30, 2026. For the same reasons discussed above, we expect to receive cash flow sufficient to recover the entire amortized cost basis of the securities in the previous table.
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

($ in millions)	June 30, 2026
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$277.8	$276.1	4.8%
Due after 1 year through 5 years	1,264.2	1,240.8	21.5%
Due after 5 years through 10 years	1,602.1	1,556.5	27.0%
Due after 10 years through 20 years	1,711.8	1,574.0	27.3%
Due after 20 years	1,269.6	1,119.6	19.4%
Total	$6,125.5	$5,767.0	100.0%

Average option-adjusted duration, in years	5.9

Horace Mann Educators Corporation	10	Second Quarter 2026 Form 10-Q

NOTE 2 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturity securities
Proceeds received	$137.8	$52.1	$231.6	$129.9
Gross gains realized	2.4	0.5	3.9	1.7
Gross losses realized	(2.5)	(1.5)	(3.4)	(2.5)

Equity securities
Proceeds received	$—	$6.3	$—	$6.3
Gross gains realized	—	—	—	—
Gross losses realized	—	—	—	—
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(288.8)	$(314.5)	$(245.5)	$(357.4)
Change in net unrealized investment gains (losses) on fixed maturity securities	6.8	1.4	(36.1)	44.4
Reclassification of net investment losses on fixed maturity securities to net income	0.1	3.2	(0.3)	3.1
End of period	$(281.9)	$(309.9)	$(281.9)	$(309.9)
Limited Partnership Interests
Investments in limited partnership interests are predominantly accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage loan funds, real estate equity funds, private equity funds, infrastructure equity funds, infrastructure debt funds and other funds. In addition, we have one limited partnership investment accounted for at fair value using the fair value option (FVO). Principal factors influencing carrying amount appreciation or depreciation include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The carrying amounts of limited partnership interests were as follows:

($ in millions)
	June 30, 2026	December 31, 2025
Commercial mortgage loan funds	$573.9	$590.7
Real estate equity funds	107.5	127.5
Private equity funds	150.0	118.3
Infrastructure debt funds	74.4	73.9
Venture capital funds	62.4	50.0
Infrastructure equity funds	47.5	52.4
Other funds(1)	85.3	87.8
Total	$1,101.0	$1,100.6
(1)Other funds consist primarily of limited partnership interests in corporate mezzanine and private credit funds.

Horace Mann Educators Corporation	11	Second Quarter 2026 Form 10-Q

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

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2026
Asset derivatives:
Free-standing derivatives	$24.4	$—	$24.4	$—	$24.2	$0.2

December 31, 2025
Asset derivatives:
Free-standing derivatives	$21.6	$—	$21.6	$—	$23.8	$(2.2)
Reverse Repurchase Agreements
Periodically, in connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $0.0 million as of June 30, 2026 and December 31, 2025. The obligation for securities sold under reverse repurchase agreements was a net amount of $0.0 million as of June 30, 2026 and December 31, 2025.
Deposits
As of June 30, 2026 and December 31, 2025, fixed maturity securities with a fair value of $24.8 million and $26.3 million were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, as of June 30, 2026 and December 31, 2025, fixed maturity securities with a fair value of $1,153.1 million and $1,107.1 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances and borrowings which were equal to $1,069.5 million as of June 30, 2026 and $1,039.5 million as of December 31, 2025. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.
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

Horace Mann Educators Corporation	12	Second Quarter 2026 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the six months ended June 30, 2026 and 2025, there were no transfers between Level 1 and Level 2. As of June 30, 2026, Level 3 invested assets comprised 7.4% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
June 30, 2026
Financial Assets(1)
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$662.2	$662.2	$—	$662.2	$—
Other, including U.S. Treasury securities	313.2	313.2	38.3	274.8	—
Municipal bonds	1,163.5	1,163.5	—	1,079.1	84.4
Foreign government bonds	7.9	7.9	—	7.9	—
Corporate bonds	1,954.5	1,954.5	0.5	1,632.1	321.9
Other asset-backed securities	1,665.7	1,665.7	—	1,631.4	34.3
Total fixed maturity securities	5,767.0	5,767.0	38.8	5,287.5	440.6
Equity securities	40.3	40.3	1.3	35.5	3.6
Short-term investments	184.8	184.8	184.8	—	—
Other investments	24.4	24.4	—	24.4	—
Totals	$6,016.5	$6,016.5	$224.9	$5,347.4	$444.2
Separate Account variable annuity assets(2)	$4,469.8	$4,469.8	$4,469.8	$—	$—

Financial Liabilities(3)	$79.9	$79.9	$—	$7.6	$72.3

December 31, 2025
Financial Assets
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$689.0	$689.0	$—	$689.0	$—
Other, including U.S. Treasury securities	325.8	325.8	40.8	285.0	—
Municipal bonds	1,177.1	1,177.1	—	1,098.7	78.4
Foreign government bonds	10.0	10.0	—	10.0	—
Corporate bonds	1,910.3	1,910.3	4.9	1,562.8	342.6
Other asset-backed securities	1,602.4	1,602.4	—	1,558.1	44.3
Total fixed maturity securities	5,714.6	5,714.6	45.7	5,203.6	465.3
Equity securities	41.9	41.9	1.3	36.8	3.8
Short-term investments	210.5	210.5	210.5	—	—
Other investments	21.6	21.6	—	21.6	—
Totals	$5,988.6	$5,988.6	$257.5	$5,262.0	$469.1
Separate Account (variable annuity) assets(2)	$4,157.4	$4,157.4	$4,157.4	$—	$—

Financial Liabilities(3)	$78.9	$78.9	$—	$5.8	$73.1
(1) Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of June 30, 2026, the fair value of such investments was $26.9 million.
(2) Separate Account variable annuity assets represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access. Separate Account variable annuity liabilities are equal to the estimated fair value of the Separate Account variable annuity assets.
(3) Represents embedded derivatives related to fixed indexed annuity and indexed universal life products reported in Future policy benefit reserves and Other policyholder funds as well as net MRBs reported in Policyholders' account balances in the Company's Consolidated Balance Sheets.

Horace Mann Educators Corporation	13	Second Quarter 2026 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, April 1, 2026	$85.2	$336.6	$41.7	$463.5	$3.6	$467.1	$72.0
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	—	—	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	3.7
Net unrealized gains (losses) included in OCI	(0.4)	(3.3)	(3.3)	(7.0)		(7.0)	(0.3)
Purchases	—	13.9	—	13.9	—	13.9	—
Issuances	—	—	—	—	—	—	0.8
Sales	—	(11.6)	—	(11.6)	—	(11.6)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.4)	(13.7)	(4.1)	(18.2)	—	(18.2)	(3.9)
Ending balance, June 30, 2026	$84.4	$321.9	$34.3	$440.6	$3.6	$444.2	$72.3

Beginning balance, January 1, 2026	$78.4	$342.6	$44.3	$465.3	$3.8	$469.1	$73.1
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	0.4	0.4	(0.2)	0.2	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	4.9
Net unrealized gains (losses) included in OCI	(0.5)	(5.4)	(1.8)	(7.7)	—	(7.7)	(0.2)
Purchases	9.0	24.1	—	33.1	—	33.1	—
Issuances	—	—	—	—	—	—	1.5
Sales	—	(21.5)	(0.7)	(22.2)	—	(22.2)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(2.5)	(17.9)	(7.9)	(28.3)	—	(28.3)	(7.0)
Ending balance, June 30, 2026	$84.4	$321.9	$34.3	$440.6	$3.6	$444.2	$72.3
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
(3)Transfers into and out of Level 3 during the three and six months ended June 30, 2026 were related to changes in the primary pricing source or changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Horace Mann Educators Corporation	14	Second Quarter 2026 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities & Limited Partnership Interests	Total
Beginning balance, April 1, 2025	$76.1	$340.9	$67.1	$484.1	$38.9	$523.0	$74.3
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	(0.9)	(0.9)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	3.7
Net unrealized gains (losses) included in OCI	0.1	2.4	0.3	2.8	—	2.8	(0.4)
Purchases	—	8.9	—	8.9	—	8.9	—
Issuances	—	—	—	—	—	—	0.7
Sales	—	(3.0)	(1.7)	(4.7)	—	(4.7)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.3)	(7.3)	(2.5)	(10.1)	—	(10.1)	(4.3)
Ending balance, June 30, 2025	$75.9	$342.0	$63.2	$481.0	$38.0	$519.0	$74.0

Beginning balance, January 1, 2025	$74.9	$351.3	$73.7	$499.9	$33.1	$533.0	$75.5
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	4.9	4.9	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	5.6
Net unrealized gains/losses included in OCI	1.5	1.8	(0.2)	3.0	—	3.0	(0.2)
Purchases	—	22.3	—	22.3	—	22.3	—
Issuances	—	—	—	—	—	—	2.1
Sales	—	(25.3)	(1.8)	(27.1)	—	(27.1)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.5)	(8.1)	(8.5)	(17.1)	—	(17.1)	(9.0)
Ending balance, June 30, 2025	$75.9	$342.0	$63.2	$481.0	$38.0	$519.0	$74.0
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
(3)Transfers into and out of Level 3 during the three and six months ended June 30, 2025 were related to changes in the primary pricing source or changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the three and six months ended June 30, 2026, the Company had net gains of $0.0 million and $0.2 million with respect to Level 3 financial assets. For the three and six months ended June 30, 2025, the Company had net losses of $0.9 million and net gains of $4.9 million with respect to Level 3 financial assets.
For the three and six months ended June 30, 2026, the Company had net losses of $3.7 million and $4.9 million, respectively, that were included in net income that were attributable to changes in the fair value of Level 3 financial liabilities. For the three and six months ended June 30, 2025, the Company had net losses of $3.7 million and $5.6 million, respectively, that were included in net income and attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	15	Second Quarter 2026 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Level 3 Assets and Liabilities by Price Source
The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources:

($ in millions)
	Total	Internal	External
June 30, 2026
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$—	$—	$—
Municipal bonds	84.4	—	84.4
Corporate bonds	321.9	193.7	128.2
Other asset-backed securities	34.3	—	34.3
Total fixed maturity securities	440.6	193.7	246.9
Equity securities	3.6	2.6	1.0
Totals	444.2	196.3	247.9

Financial Liabilities(1)	72.3	72.3	—

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

External pricing sources for securities represent prices from prior transactions or unadjusted third-party pricing information where pricing inputs are not readily available. For annual reporting periods, certain Level 3 securities are valued with assistance from an independent third-party valuation specialist. During interim reporting periods, the Company updates those valuations using internally developed estimates that are based on the same valuation methodologies and significant assumptions applied by the independent valuation specialist, adjusted as appropriate for current market conditions and security-specific information.

Horace Mann Educators Corporation	16	Second Quarter 2026 Form 10-Q

NOTE 3 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized with Level 3.

($ in millions)
	Fair Value at June 30, 2026	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)	Impact of Increase in Input on Fair Value
Financial Assets
Corporate bonds	$193.7	discounted cash flow	yield	3.5% - 10.3%	decrease
		discounted cash flow	option adjusted spread	0 bps - 1086 bps	decrease
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$83.4	discounted cash flow	lapse rate	7.5%	decrease
			mortality multiplier(2)	71.0%	decrease
			option budget	0.9% - 3.9%	increase
			non-performance adjustment(3)	5.0%	decrease
Net MRBs	$(11.1)	discounted cash flow	lapse rate	7.5%	decrease
			mortality multiplier(2)	71.0%	increase
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

Horace Mann Educators Corporation	17	Second Quarter 2026 Form 10-Q

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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
June 30, 2026
Financial Assets
Policy loans	$136.3	$139.3	$—	$—	$139.3
Other investments	92.3	92.3	—	38.2	54.1
Deposit asset on reinsurance	2,345.4	2,087.9	—	—	2,087.9
Financial Liabilities
Policyholders' account balances	4,962.9	4,625.4	—	—	4,625.4
Other policyholder funds	1,076.0	1,076.0	—	1,073.1	2.9
Long-term debt	594.2	620.7	—	620.7	—

December 31, 2025
Financial Assets
Policy loans	$138.1	$141.2	$—	$—	$141.2
Other investments	77.4	77.5	—	39.3	38.2
Deposit asset on reinsurance	2,369.6	2,143.1	—	—	2,143.1
Financial Liabilities
Policyholders' account balances	4,984.9	4,791.1	—	—	4,791.1
Other policyholder funds	1,046.2	1,046.2	—	1,043.2	3.0
Long-term debt	593.4	629.1	—	629.1	—

Horace Mann Educators Corporation	18	Second Quarter 2026 Form 10-Q

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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Property & Casualty
Beginning gross reserves	$406.9	$416.7	$404.5	$420.6
Less: reinsurance recoverables	101.5	98.3	101.2	100.8
Net reserves, beginning of period(1)	305.4	318.4	303.3	319.8
Incurred claims and claim expenses:
Claims occurring in the current period	134.0	141.9	253.1	265.7
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(6.6)	(5.5)	(11.6)	(10.8)
Total claims and claim expenses incurred	127.4	136.4	241.5	254.9
Claims and claim expense payments for claims occurring during:
Current period	78.8	89.7	123.6	139.7
Prior periods	39.2	44.0	106.4	113.9
Total claims and claim expense payments	118.0	133.7	230.0	253.6
Net reserves, end of period(1)	314.8	321.0	314.8	321.0
Plus: reinsurance recoverables	100.6	98.8	100.6	98.8
Ending gross reserves	$415.4	$419.8	$415.4	$419.8
(1)Reserves net of expected reinsurance recoverables.
(2)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

The Company recognized $6.6 million and $11.6 million of net favorable prior years' reserve development for the three and six months ended June 30, 2026. There was $5.5 million and $10.8 million of net favorable prior years' reserve development for the three and six months ended June 30, 2025. The net favorable development for the six months ended June 30, 2026 was primarily a result of favorable loss trends in auto and property for accident years 2025 and prior. The net favorable development for the six months ended June 30, 2025 was primarily a result of favorable loss trends in auto and property for accident years 2024 and prior.
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

Horace Mann Educators Corporation	19	Second Quarter 2026 Form 10-Q

NOTE 4 - Short-Duration Insurance Contracts (continued)

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Group Benefits
Beginning gross reserves	$116.7	$109.0	$113.2	$104.9
Less: reinsurance recoverables	27.0	25.9	26.5	25.2
Net reserves, beginning of period(1)	89.7	83.1	86.7	79.7
Incurred claims and claim expenses:
Claims occurring in the current period	24.2	18.6	46.0	37.0
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(1.6)	(3.0)	(4.3)	(2.6)
Total claims and claim expenses incurred	22.6	15.6	41.7	34.4
Claims and claim expense payments for claims occurring during:
Current period	11.6	5.9	16.3	9.7
Prior periods	9.0	5.4	20.3	17.0
Total claims and claim expense payments	20.6	11.3	36.6	26.7
Net reserves, end of period(1)	91.7	87.4	91.7	87.4
Plus: reinsurance recoverables	27.7	25.8	27.7	25.8
Ending gross reserves	$119.4	$113.2	$119.4	$113.2
(1) Reserves net of expected reinsurance recoverables.
(2) Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

Net favorable prior years' reserve development for Group Benefits was $1.6 million and $4.3 million for the three and six months ended June 30, 2026. There was $3.0 million and $2.6 million of net favorable prior years' reserve development for the three and six months ended June 30, 2025. The favorable development for the six months ended June 30, 2026 was primarily the result of favorable loss trends in group life for loss years 2025 and prior. The favorable development for the six months ended June 30, 2025 was primarily the result of favorable loss trends in group life and disability for loss years 2024 and prior.
Reconciliation of Property & Casualty and Group Benefits Unpaid Claims and Claim Expense Reserves to the Consolidated Balance Sheets

($ in millions)	As of June 30, 2026	As of December 31, 2025
Ending gross reserves
Property & Casualty	$415.4	$404.5
Group Benefits	119.4	113.2
Total short-duration insurance contracts	534.8	517.7
Other than short-duration(1)	53.0	47.5
Total unpaid claims and claims expenses	$587.8	$565.2
(1) This line includes Life & Retirement, Supplemental, and other certain group benefit reserves.
Note 5 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the three and six months ended June 30, 2026 and 2025, the Company updated the net premium ratio when updating for actual historical experience for the quarter; future cash flow assumptions were reviewed but not changed.
The following tables summarize balances and changes in LFPB for traditional and limited-pay contracts.

Horace Mann Educators Corporation	20	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the three months ended June 30, 2026 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at April 1, 2026	$222.2	$242.8	$64.6	$34.0	$187.2	$—
April 1, 2026 balance at original discount rate	252.4	259.9	63.2	35.9	215.7	—
Effect of:
Change in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	(0.4)	(0.1)	(0.8)	—	1.4	—
Adjusted balance at April 1, 2026	252.0	259.8	62.4	35.9	217.1	—
Issuances(3)	2.8	5.5	—	0.5	4.7	—
Interest accruals(4)	2.1	2.8	0.9	0.3	1.8	—
Net premiums collected(5)	(6.2)	(6.8)	(1.7)	(1.2)	(6.9)	—
June 30, 2026 balance at original discount rate	250.8	261.3	61.6	35.6	216.6	—
Effect of changes in discount rate assumptions	(29.4)	(16.8)	1.4	(1.9)	(27.6)	—
Balance at June 30, 2026	221.4	244.5	63.0	33.7	189.0	—

Present value of expected future policy benefits:
Balance at April 1, 2026	496.8	386.0	786.0	88.1	375.0	93.4
April 1, 2026 balance at original discount rate	615.8	432.5	757.1	118.5	463.9	101.7
Effect of:
Changes in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	(0.5)	—	(1.2)	0.1	1.3	(0.1)
Adjusted balance at April 1, 2026	615.3	432.5	755.9	118.6	465.2	101.6
Issuances	2.8	5.6	—	0.5	4.7	—
Interest accruals	5.4	4.5	11.1	1.1	3.5	1.0
Benefit payments(6)	(7.0)	(5.2)	(16.1)	(0.9)	(9.1)	(2.9)
June 30, 2026 balance at original discount rate	616.5	437.4	750.9	119.3	464.3	99.7
Effect of changes in discount rate assumptions	(114.8)	(44.4)	30.0	(29.5)	(86.7)	(8.2)
Balance at June 30, 2026	501.7	393.0	780.9	89.8	377.6	91.5
Net liability for future policy benefits	280.3	148.4	718.0	56.0	188.9	91.6
Less: Reinsurance recoverable	(56.8)	(21.3)	(0.8)	(1.5)	(5.1)	(4.1)
Net liability for future policy benefits, after reinsurance recoverable	223.5	127.1	717.2	54.5	183.8	87.5
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at June 30, 2026	$223.5	$127.1	$717.2	$54.5	$183.8	$87.5
(1) Experience Life contains both whole life and term elements.
(2) As of June 30, 2026, the net LFPB for Supplemental Health was $64.7 million for cancer, $17.2 million for accident, $21.0 million for disability and $80.9 million for other supplemental health policies.
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

Horace Mann Educators Corporation	21	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the six months ended June 30, 2026 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2026	$239.5	$245.2	$67.1	$35.0	$187.5	$—
January 1, 2026 balance at original discount rate	270.6	259.7	64.5	36.5	213.6	—
Effect of:
Change in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	(1.3)	(1.4)	(1.3)	(0.4)	3.1	—
Adjusted balance at January 1, 2026	269.3	258.3	63.2	36.1	216.7	—
Issuances(3)	5.3	10.3	—	1.0	10.1	0.2
Interest accruals(4)	4.3	5.6	1.8	0.7	3.5	—
Net premiums collected(5)	(28.1)	(12.9)	(3.4)	(2.2)	(13.7)	(0.2)
June 30, 2026 balance at original discount rate	250.8	261.3	61.6	35.6	216.6	—
Effect of changes in discount rate assumptions	(29.4)	(16.8)	1.4	(1.9)	(27.6)	—
Balance at June 30, 2026	221.4	244.5	63.0	33.7	189.0	—

Present value of expected future policy benefits:
Balance at January 1, 2026	518.4	389.3	807.8	89.6	379.0	96.0
January 1, 2026 balance at original discount rate	631.9	429.8	763.3	118.1	462.7	103.0
Effect of:
Changes in cash flow assumptions	—	—	—	—	—	—
Actual variances from expected experience	(1.3)	(0.9)	(1.8)	(0.4)	2.8	(0.3)
Adjusted balance at January 1, 2026	630.6	428.9	761.5	117.7	465.5	102.7
Issuances	5.3	10.5	—	1.0	10.1	0.2
Interest accruals	10.8	8.8	22.4	2.3	6.9	2.0
Benefit payments(6)	(30.2)	(10.8)	(33.0)	(1.7)	(18.2)	(5.2)
June 30, 2026 balance at original discount rate	616.5	437.4	750.9	119.3	464.3	99.7
Effect of changes in discount rate assumptions	(114.8)	(44.4)	30.0	(29.5)	(86.7)	(8.2)
Balance at June 30, 2026	501.7	393.0	780.9	89.8	377.6	91.5
Net liability for future policy benefits	280.3	148.4	718.0	56.0	188.9	91.6
Less: Reinsurance recoverable	(56.8)	(21.3)	(0.8)	(1.5)	(5.1)	(4.1)
Net liability for future policy benefits, after reinsurance recoverable	223.5	127.1	717.2	54.5	183.8	87.5
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at June 30, 2026	$223.5	$127.1	$717.2	$54.5	$183.8	$87.5
(1) Experience Life contains both whole life and term elements.
(2) As of June 30, 2026, the net LFPB for Supplemental Health was $64.7 million for cancer, $17.2 million for accident, $21.0 million for disability and $80.9 million for other supplemental health policies.
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

Horace Mann Educators Corporation	22	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the year ended December 31, 2025 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2025	$229.1	$245.9	$66.6	$34.2	$179.9	$—
January 1, 2025 balance at original discount rate	263.2	271.2	65.4	36.8	214.6	—
Effect of:
Change in cash flow assumptions	6.3	(16.5)	0.7	0.4	(2.8)	—
Actual variances from expected experience	0.3	(3.4)	1.6	(0.2)	(2.4)	—
Adjusted balance at January 1, 2025	269.8	251.3	67.7	37.0	209.4	—
Issuances(3)	10.7	23.6	—	2.5	22.9	2.4
Interest accruals(4)	8.4	11.1	3.7	1.5	7.0	—
Net premiums collected(5)	(18.3)	(26.3)	(6.9)	(4.5)	(25.7)	(2.4)
December 31, 2025 balance at original discount rate	270.6	259.7	64.5	36.5	213.6	—
Effect of changes in discount rate assumptions	(31.1)	(14.5)	2.6	(1.5)	(26.1)	—
Balance at December 31, 2025	239.5	245.2	67.1	35.0	187.5	—

Present value of expected future policy benefits:
Balance at January 1, 2025	504.3	377.8	813.2	86.2	383.4	97.3
January 1, 2025 balance at original discount rate	617.4	433.2	782.8	114.3	482.8	107.3
Effect of:
Changes in cash flow assumptions	5.9	(20.7)	1.7	0.2	(5.3)	—
Actual variances from expected experience	1.0	(4.4)	3.4	—	(4.7)	0.1
Adjusted balance at January 1, 2025	624.3	408.1	787.9	114.5	472.8	107.4
Issuances	10.7	23.8	—	2.5	22.9	2.4
Interest accruals	21.0	17.0	45.7	4.5	13.9	4.1
Benefit payments(6)	(24.1)	(19.1)	(70.3)	(3.4)	(46.9)	(10.9)
December 31, 2025 balance at original discount rate	631.9	429.8	763.3	118.1	462.7	103.0
Effect of changes in discount rate assumptions	(113.5)	(40.4)	44.5	(28.5)	(83.7)	(7.0)
Balance at December 31, 2025	518.4	389.3	807.8	89.6	379.0	96.0
Net liability for future policy benefits	278.8	144.1	740.8	54.6	191.8	96.0
Less: Reinsurance recoverable	(57.3)	(20.9)	(0.8)	(1.4)	(5.1)	(3.8)
Net liability for future policy benefits, after reinsurance recoverable	221.5	123.2	740.0	53.2	186.7	92.2
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at December 31, 2025	$221.5	$123.2	$740.0	$53.2	$186.7	$92.2
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

Horace Mann Educators Corporation	23	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	June 30, 2026	December 31, 2025
Whole life	$280.3	$278.8
Term life	148.4	144.1
Experience life	718.0	740.8
Limited-pay whole life	56.0	54.6
Supplemental health	188.9	191.8
SPIA (life contingent)	91.6	96.0
Limited-pay whole life DPL	6.6	6.2
SPIA (life contingent) DPL	1.2	1.5
Reconciling items(1)	95.4	97.7
Total	$1,586.5	$1,611.5
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments		Gross premiums or assessments
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Whole life	$7.4	$7.4	$14.4	$14.4
Term life	12.2	11.1	23.7	22.8
Experience life	7.0	7.3	13.9	14.7
Limited-pay whole life	1.6	1.6	3.4	3.4
Supplemental health	32.9	31.2	65.6	62.1
SPIA (life contingent)	—	0.7	0.2	1.3
Total	$61.1	$59.3	$121.2	$118.7

($ in millions)	Interest expense		Interest expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Whole life	$3.3	$3.2	$6.5	$6.3
Term life	1.6	1.5	3.1	2.9
Experience life	10.3	10.5	20.6	21.1
Limited-pay whole life	0.8	0.7	1.6	1.5
Supplemental health	1.6	1.7	3.3	3.5
SPIA (life contingent)	1.0	1.0	2.0	2.1
Total	$18.6	$18.6	$37.1	$37.4

Horace Mann Educators Corporation	24	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of June 30, 2026		As of December 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$548.0	$345.8	$547.3	$364.1
Expected future benefits and expenses	1,349.3	616.4	1,340.4	631.9
Term life
Expected future gross premiums	700.1	454.8	692.2	456.7
Expected future benefits and expenses	751.5	437.3	735.9	429.8
Experience Life
Expected future gross premiums	434.4	246.7	453.1	256.3
Expected future benefits and expenses	1,492.8	750.9	1,531.5	763.3
Limited-pay whole life
Expected future gross premiums	75.4	55.4	75.9	56.0
Expected future benefits and expenses	342.0	119.3	337.8	118.1
Supplemental health
Expected future gross premiums	1,635.8	1,166.9	1,613.0	1,160.1
Expected future benefits and expenses	684.5	464.2	674.0	462.7
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	139.7	99.8	144.6	103.0
For the six months ended June 30, 2026 and for the year ended December 31, 2025, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both periods.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	June 30, 2026
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.7%	0.1% - 0.7%	1.8%	0.2%	30.3%	N.M.
Expected experience	0.8%	0.1% - 1.0%	2.0%	0.3%	27.8%	N.M.
Lapses
Actual experience	3.8%	4.3% - 8.1%	4.5%	4.2%	11.0%	N.M.
Expected experience	3.4%	4.8% - 9.0%	3.3%	3.6%	10.5%	N.M.

	June 30, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.9%	0.1% - 0.4%	1.9%	0.2%	37.6%	N.M.
Expected experience	0.8%	0.1% - 0.9%	1.9%	0.3%	26.9%	N.M.
Lapses
Actual experience	3.3%	3.7% - 10.1%	3.6%	3.4%	11.0%	N.M.
Expected experience	3.8%	5.1% - 9.6%	3.0%	4.0%	14.0%	N.M.

Horace Mann Educators Corporation	25	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table provides the weighted-average durations of LFPB, in years:

	As of June 30,
	2026	2025
Whole life	19.8	19.4
Term life	15.4	15.8
Experience life	9.4	10.0
Limited-pay whole life	24.6	24.1
Supplemental health	11.8	11.6
SPIA (life contingent)	7.3	7.5
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of June 30,
	2026	2025
Whole life
Interest accretion rate	1.7% - 4.8%	1.7% - 4.8%
Current discount rate	4.8% - 5.8%	4.9% - 5.7%
Term life
Interest accretion rate	4.2% - 4.3%	4.2% - 4.2%
Current discount rate	5.4% - 5.6%	5.3% - 5.4%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	5.6%	5.5%
Limited-pay whole life
Interest accretion rate	4.0%	4.0%
Current discount rate	5.9%	5.8%
Supplemental health
Interest accretion rate	1.7% - 2.8%	1.7% - 2.8%
Current discount rate	5.6% - 5.7%	5.5% - 5.7%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.1%
Current discount rate	5.4% - 5.4%	5.2% - 5.3%

Horace Mann Educators Corporation	26	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Three Months Ended June 30, 2026
	Indexed Universal Life	Experience Life(1)	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at April 1, 2026	$100.6	$53.7	$4,482.6	$365.1	$26.2
Premiums received(2)	$7.3	$(0.2)	$40.0	$2.8	$0.8
Surrenders and withdrawals(3)	(0.5)	(1.1)	(88.4)	(10.1)	(0.2)
Benefit payments(4)	(0.4)	(0.3)	(17.1)	(0.4)	(1.2)
Net transfers from (to) separate account	0.2	—	5.3	(0.2)	—
Interest credited(5)	2.0	0.7	42.7	5.6	0.2
Other	(1.3)	—	3.9	(2.1)	—
Balance at June 30, 2026	$107.9	$52.8	$4,469.0	$360.7	$25.8
Weighted-average crediting rate	8.2%	5.3%	3.9%	6.4%	3.4%
Net amount at risk(6)	$—	$—	$22.2	$—	$—
Cash surrender value	$84.3	$52.2	$4,421.0	$356.9	$25.5

($ in millions)	Three Months Ended June 30, 2025
	Indexed Universal Life	Experience Life(1)	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at April 1, 2025	$78.2	$57.4	$4,495.9	$399.7	$28.3
Premiums received(2)	$4.9	$(0.2)	$46.6	$3.4	$0.8
Surrenders and withdrawals(3)	(0.4)	(1.0)	(80.8)	(11.2)	—
Benefit payments(4)	—	(0.4)	(21.4)	(0.7)	(1.1)
Net transfers from (to) separate account	(0.1)	—	8.2	(0.4)	—
Interest credited(5)	0.8	0.7	40.9	2.8	0.2
Other	(1.1)	—	5.7	(5.0)	(0.3)
Balance at June 30, 2025	$82.3	$56.5	$4,495.1	$388.6	$27.9
Weighted-average crediting rate	4.1%	5.0%	3.7%	2.9%	2.9%
Net amount at risk(6)	$—	$—	$24.7	$—	$—
Cash surrender value	$62.4	$55.9	$4,448.7	$382.7	$27.6
(1) Represents the Policy Account feature embedded in our Experience Life suite of products.
(2) Premiums received represents premiums collected from policyholder during the period of in force business.
(3) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(4) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(5) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(6) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	27	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)

($ in millions)	Six Months Ended June 30, 2026
	Indexed Universal Life	Experience Life(1)	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2026	$95.5	$54.8	$4,486.8	$373.3	$26.1
Premiums received(2)	$14.0	$(0.4)	$76.3	$5.7	$1.9
Surrenders and withdrawals(3)	(1.4)	(2.0)	(162.4)	(20.0)	(0.3)
Benefit payments(4)	(0.4)	(0.8)	(32.1)	(1.4)	(2.3)
Net transfers from (to) separate account	(0.1)	—	14.2	(0.3)	—
Interest credited(5)	2.8	1.3	84.1	7.0	0.4
Other	(2.5)	(0.1)	2.1	(3.6)	—
Balance at June 30, 2026	$107.9	$52.8	$4,469.0	$360.7	$25.8
Weighted-average crediting rate	5.8%	4.9%	3.9%	3.9%	3.3%
Net amount at risk(6)	$—	$—	$22.2	$—	$—
Cash surrender value	$84.3	$52.2	$4,421.0	$356.9	$25.5

($ in millions)	Six Months Ended June 30, 2025
	Indexed Universal Life	Experience Life(1)	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2025	$72.9	$58.0	$4,508.4	$409.5	$28.6
Premiums received(2)	$10.9	$(0.4)	$90.0	$7.6	$1.4
Surrenders and withdrawals(3)	(0.8)	(1.8)	(170.0)	(24.4)	(0.2)
Benefit payments(4)	—	(0.7)	(43.2)	(2.4)	(2.3)
Net transfers from (to) separate account	(0.2)	—	20.2	(0.6)	—
Interest credited(5)	1.8	1.4	83.6	6.2	0.5
Other	(2.3)	—	6.1	(7.3)	(0.1)
Balance at June 30, 2025	$82.3	$56.5	$4,495.1	$388.6	$27.9
Weighted-average crediting rate	4.8%	5.0%	3.8%	3.2%	3.7%
Net amount at risk(6)	$—	$—	$24.7	$—	$—
Cash surrender value	$62.4	$55.9	$4,448.7	$382.7	$27.6
(1) Represents the Policy Account feature embedded in our Experience Life suite of products.
(2) Premiums received represents premiums collected from policyholder during the period of in force business.
(3) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(4) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(5) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(6) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	28	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balance Sheets:

($ in millions)	June 30, 2026	December 31, 2025
Indexed universal life	$107.9	$95.5
Experience Life	52.8	54.8
Fixed account annuities	4,469.0	4,486.8
Fixed indexed account annuities	360.7	373.3
SPIA (non-life contingent)	25.8	26.1
Reconciling items(1)	25.6	27.6
Total	$5,041.8	$5,064.1
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	June 30, 2026
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$6.6	$5.3	$205.7	$485.3	$702.8
Equal to 2% but less than 3%	46.2	169.1	145.2	181.9	542.4
Equal to 3% but less than 4%	563.3	14.2	30.8	106.8	715.1
Equal to 4% but less than 5%	2,501.2	—	—	—	2,501.2
5% or higher	76.0	—	—	—	76.0
Total	$3,193.3	$188.6	$381.7	$774.0	$4,537.5

($ in millions)	December 31, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$8.3	$10.0	$255.2	$453.6	$727.1
Equal to 2% but less than 3%	63.8	142.4	127.4	165.1	498.8
Equal to 3% but less than 4%	577.6	10.4	31.7	105.8	725.4
Equal to 4% but less than 5%	2,528.1	—	—	—	2,528.1
5% or higher	78.1	—	—	—	78.1
Total	$3,255.9	$162.8	$414.3	$724.5	$4,557.5
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

Horace Mann Educators Corporation	29	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
administration and other services are included in the life premiums and contract charges line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	June 30, 2026	December 31, 2025
Balance, beginning of year	$4,157.4	$3,708.8
Deposits	142.7	293.8
Withdrawals	(164.8)	(316.4)
Net transfers	(13.9)	(27.5)
Fees and charges	(31.1)	(57.2)
Market appreciation (depreciation)	379.5	555.9
Other	—	—
Balance, end of period	$4,469.8	$4,157.4
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.

Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the three months ended June 30, 2026 and 2025, respectively:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Balance, beginning of period	$(6.2)	$(5.2)	$(9.0)	$(6.8)
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	(6.5)	(6.0)	(9.1)	(7.4)
Changes in market risk benefits(1)	(4.5)	(1.0)	(1.9)	0.4
Balance, end of period(2)	$(11.0)	$(7.0)	$(11.0)	$(7.0)
Effect of changes in the instrument-specific credit risk	(0.1)	0.3	(0.1)	0.3
Balance, end of period	$(11.1)	$(6.7)	$(11.1)	$(6.7)
Net amount at risk(3)	$11.2	$13.8	$11.2	$13.8
Weighted-average attained age of contract holders	62	62	62	62
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

($ in millions)	As of June 30, 2026			As of December 31, 2025
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(12.1)	$1.0	$(11.1)	$(10.3)	$1.3	$(9.0)

Horace Mann Educators Corporation	30	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
Deferred Acquisition Costs

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Three Months Ended June 30, 2026
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$25.1	$35.9	$5.1	$8.3	$23.9	$14.6	$206.4
Capitalizations	0.7	0.9	—	0.2	1.3	1.4	3.4
Amortization expense	(0.3)	(0.8)	(0.1)	(0.1)	(0.3)	(0.4)	(4.1)
Experience adjustment	—	(0.1)	—	—	—	—	(0.4)
Balance, end of period	$25.5	$35.9	$5.0	$8.4	$24.9	$15.6	$205.3

($ in millions)	Three Months Ended June 30, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$24.1	$34.5	$5.4	$8.0	$19.8	$11.2	$210.4
Capitalizations	0.8	1.0	0.1	0.2	0.8	1.1	3.2
Amortization expense	(0.3)	(0.7)	(0.1)	(0.1)	(0.3)	(0.2)	(3.9)
Experience adjustment	—	—	—	—	—	—	(0.3)
Balance, end of period	$24.6	$34.8	$5.4	$8.1	$20.3	$12.1	$209.4

($ in millions)	Six Months Ended June 30, 2026
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$24.9	$35.5	$5.2	$8.3	$22.8	$13.7	$207.7
Capitalizations	1.3	2.0	—	0.3	2.7	2.7	6.6
Amortization expense	(0.6)	(1.5)	(0.2)	(0.2)	(0.6)	(0.7)	(8.3)
Experience adjustment	(0.1)	(0.1)	—	—	—	(0.1)	(0.7)
Balance, end of period	$25.5	$35.9	$5.0	$8.4	$24.9	$15.6	$205.3

($ in millions)	Six Months Ended June 30, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$23.8	$34.2	$5.5	$8.0	$19.2	$10.6	$211.4
Capitalizations	1.4	2.2	0.1	0.3	1.6	2.1	6.8
Amortization expense	(0.6)	(1.6)	(0.2)	(0.2)	(0.5)	(0.5)	(7.9)
Experience adjustment	—	—	—	—	—	(0.1)	(0.9)
Balance, end of period	$24.6	$34.8	$5.4	$8.1	$20.3	$12.1	$209.4

Horace Mann Educators Corporation	31	Second Quarter 2026 Form 10-Q

NOTE 5 - Long-Duration Insurance Contracts (continued)
The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	June 30, 2026	December 31, 2025
Whole life	$25.5	$24.9
Term life	35.9	35.5
Experience life	5.0	5.2
Limited pay whole life	8.4	8.3
Indexed universal life	24.9	22.8
Supplemental health	15.6	13.7
Total annuities	205.3	207.7
Reconciling item(1)	37.6	40.1
Total	$358.2	$358.2
(1) Reconciling item relates to DAC associated with the Property & Casualty reporting segment.
The assumptions used to amortize DAC were consistent with the assumptions used to estimate LFPB for traditional and limited-payment contracts. The underlying assumptions for DAC and LFPB were updated at the same time.
In the second quarter of 2026 and 2025, the Company conducted a review of all significant assumptions and did not make any changes to future assumptions because actual experience for mortality and lapses was materially consistent with underlying assumptions.

Horace Mann Educators Corporation	32	Second Quarter 2026 Form 10-Q

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

($ in millions)	Direct Amount(1)	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended June 30, 2026
Net premiums written and contract deposits(2)	$432.5	$15.2	$6.6	$423.8
Net premiums and contract charges earned	325.3	15.1	6.7	316.9
Benefits, claims and settlement expenses	192.9	11.1	4.5	186.3

Three months ended June 30, 2025
Net premiums written and contract deposits(2)	$427.9	$15.4	$6.3	$418.8
Net premiums and contract charges earned	311.9	15.3	6.0	302.6
Benefits, claims and settlement expenses	192.1	11.0	2.4	183.5

Six months ended June 30, 2026
Net premiums written and contract deposits(2)	$838.3	$30.3	$15.8	$823.7
Net premiums and contract charges earned	645.5	30.2	14.6	629.9
Benefits, claims and settlement expenses	376.3	22.2	8.6	362.7

Six months ended June 30, 2025
Net premiums written and contract deposits(2)	$830.3	$30.5	$12.2	$812.0
Net premiums and contract charges earned	618.6	29.7	12.0	600.9
Benefits, claims and settlement expenses	381.7	22.0	7.0	366.7
(1)    Direct amount is net of the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.

Horace Mann Educators Corporation	33	Second Quarter 2026 Form 10-Q

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

Horace Mann Educators Corporation	34	Second Quarter 2026 Form 10-Q

NOTE 7 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the three months ended June 30, 2026, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$205.3	$41.0	$70.6	$—	$316.9
Net investment income	11.8	96.7	10.4	1.6	120.5
Other segment income	0.7	5.5	(0.9)	0.9	6.2
Total segment revenues	$217.8	$143.2	$80.1	$2.5	$443.6

Benefits and claims expenses (excluding catastrophe losses)	$84.7	$31.9	$31.6	$—	$148.2
Catastrophe losses	24.2	—	—	—	24.2
Loss adjustment expenses	18.5	—	—	—	18.5
Interest credited	—	53.2	1.4	—	54.6
Operating & admin expenses	34.5	25.1	21.0	3.5	84.0
Commissions expense	16.9	11.3	11.3	—	39.5
Taxes, licenses and fees	5.6	1.2	1.5	0.2	8.5
Deferred policy acquisition costs	(24.9)	(6.4)	(1.5)	—	(32.8)
Deferred policy acquisition cost amortization	25.3	6.2	0.5	—	32.0
Interest expense	—	—	—	9.6	9.6
Total segment expenses	$184.8	$122.5	$65.8	$13.3	$386.4

Pretax profit (loss)	$33.0	$20.7	$14.3	$(10.8)	$57.2
Income tax expense	7.2	4.1	3.1	(5.4)	9.0
Segment profit (loss) (Core earnings)	25.8	16.6	11.2	(5.4)	48.2
Net investment losses (after-tax)	—	—	—	(0.1)	(0.1)
Non-core income adjustments (after-tax)	—	3.6	(2.7)	(7.3)	(6.5)
Net income	$25.8	$20.1	$8.5	$(12.8)	$41.6
*-Corporate & Other is net of intersegment eliminations.

Horace Mann Educators Corporation	35	Second Quarter 2026 Form 10-Q

NOTE 7 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the six months ended June 30, 2026, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$408.5	$80.4	$141.0	$—	$629.9
Net investment income	26.4	183.7	19.3	1.8	231.2
Other segment income	2.7	11.0	(1.5)	1.8	14.0
Total segment revenues	$437.6	$275.1	$158.8	$3.6	$875.1

Benefits and claims expenses (excluding catastrophe losses)	$170.6	$63.4	$59.7	$—	$293.7
Catastrophe losses	35.5	—	—	—	35.5
Loss adjustment expenses	35.4	—	—	—	35.4
Interest credited	—	105.6	2.8	—	108.4
Operating & admin expenses	67.9	50.2	41.6	6.4	166.1
Commissions expense	33.3	22.3	23.1	—	78.7
Taxes, licenses and fees	10.8	2.2	3.0	0.3	16.3
Deferred policy acquisition costs	(48.6)	(12.8)	(2.9)	—	(64.3)
Deferred policy acquisition cost amortization	51.1	12.2	1.0	—	64.3
Interest expense	—	—	—	19.1	19.1
Total segment expenses	$356.0	$243.1	$128.3	$25.8	$753.2

Pretax profit (loss)	$81.6	$32.0	$30.5	$(22.2)	$121.9
Income tax expense	16.8	6.2	6.7	(8.5)	21.2
Segment profit (loss) (Core earnings)	64.8	25.8	23.8	(13.7)	100.7
Net investment losses (after-tax)	—	—	—	(1.8)	(1.8)
Non-core income adjustments (after-tax)(1)	—	1.4	(5.4)	(12.1)	(16.1)
Net income	$64.8	$27.2	$18.4	$(27.6)	$82.8
*-Corporate & Other is net of intersegment eliminations.

Horace Mann Educators Corporation	36	Second Quarter 2026 Form 10-Q

NOTE 7 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the three months ended June 30, 2025, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$197.3	$39.6	$65.7	$—	$302.6
Net investment income(1)	14.9	97.2	10.6	(1.6)	121.1
Other segment income	0.7	4.9	(1.9)	0.5	4.2
Total segment revenues	$212.9	$141.7	$74.4	$(1.1)	$427.9

Benefits and claims expenses (excluding catastrophe losses)	$89.6	$25.2	$22.9	$—	$137.7
Catastrophe losses	29.7	—	—	—	29.7
Loss adjustment expenses	17.1	—	—	—	17.1
Interest credited	—	51.5	1.2	—	52.7
Operating & admin expenses	33.4	24.0	21.1	3.7	82.2
Commissions expense	16.5	9.8	11.2	—	37.5
Taxes, licenses and fees	6.1	1.4	1.7	0.1	9.3
Deferred policy acquisition costs	(24.7)	(6.1)	(1.2)	—	(32.0)
Deferred policy acquisition cost amortization	23.9	5.7	0.4	—	29.9
Interest expense	—	—	—	8.6	8.6
Total segment expenses	$191.6	$111.5	$57.3	$12.4	$372.8

Pretax profit (loss)	$21.3	$30.2	$17.1	$(13.5)	$55.1
Income tax expense	4.8	5.6	3.7	(3.2)	10.9
Segment profit (loss) (Core earnings)	16.5	24.6	13.4	(10.3)	44.2
Net investment losses (after-tax)	—	—	—	(4.7)	(4.7)
Non-core income adjustments (after-tax)	—	(4.6)	(5.5)	—	(10.1)
Net income	$16.5	$20.0	$7.9	$(15.0)	$29.4
*-Corporate & Other is net of intersegment eliminations.
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the June 30, 2026 Form 10-Q.

Horace Mann Educators Corporation	37	Second Quarter 2026 Form 10-Q

NOTE 7 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the six months ended June 30, 2025, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$390.0	$78.1	$132.8	$—	$600.9
Net investment income(1)	26.6	186.2	20.0	4.1	236.9
Other segment income	2.0	9.7	(3.0)	1.0	9.7
Total segment revenues	$418.6	$274.0	$149.8	$5.1	$847.5

Benefits and claims expenses (excluding catastrophe losses)	$175.3	$61.8	$49.8	$—	$286.9
Catastrophe losses	46.1	—	—	—	46.1
Loss adjustment expenses	33.4	—	—	—	33.4
Interest credited	—	103.1	2.4	—	105.5
Operating & admin expenses	66.8	47.9	38.5	6.0	159.2
Commissions expense	33.4	19.6	22.5	—	75.5
Taxes, licenses and fees	11.0	2.3	3.1	0.3	16.7
Deferred policy acquisition costs	(49.0)	(12.2)	(2.4)	—	(63.6)
Deferred policy acquisition cost amortization	46.9	11.7	0.9	—	59.5
Interest expense	—	—	—	17.5	17.5
Total segment expenses	$363.9	$234.1	$114.8	$23.8	$736.6

Pretax profit (loss)	$54.7	$39.9	$35.0	$(18.7)	$110.9
Income tax expense	11.4	7.3	7.6	(4.4)	21.9
Segment profit (loss) (Core earnings)	43.3	32.5	27.4	(14.3)	89.0
Net investment losses (after-tax)	—	—	—	(7.3)	(7.3)
Non-core income adjustment (after-tax)	—	(5.7)	(8.3)	—	(14.0)
Net income	$43.3	$26.8	$19.1	$(21.6)	$67.6
*-Corporate & Other is net of intersegment eliminations.
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the June 30, 2026 Form 10-Q.

($ in millions)	June 30, 2026	December 31, 2025
Assets
Property & Casualty	$1,415.5	$1,372.1
Life & Retirement	12,600.1	12,204.5
Supplemental & Group Benefits	1,330.6	1,401.7
Corporate & Other	297.8	308.8
Intersegment eliminations	(39.6)	(20.5)
Total	$15,604.4	$15,266.6

Horace Mann Educators Corporation	38	Second Quarter 2026 Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities(1)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, April 1, 2026	$(288.8)	$116.1	$(2.5)	$(175.2)
Other comprehensive income (loss) before reclassifications	6.8	(6.1)	—	0.7
Amounts reclassified from AOCI(2)	0.1	—	—	0.1
Net current period other comprehensive income (loss)	6.9	(6.1)	—	0.8
Ending balance, June 30, 2026	$(281.9)	$110.0	$(2.5)	$(174.4)

Beginning balance, April 1, 2025	$(314.5)	$99.1	$(7.0)	$(222.4)
Other comprehensive income (loss) before reclassifications	1.4	0.7	—	2.1
Amounts reclassified from AOCI(3)	3.2	—	—	3.2
Net current period other comprehensive income (loss)	4.6	0.7	—	5.3
Ending balance, June 30, 2025	$(309.9)	$99.8	$(7.0)	$(217.1)

Beginning balance, January 1, 2026	$(245.5)	$93.4	$(2.5)	$(154.6)
Other comprehensive income (loss) before reclassifications	(36.1)	16.6	—	(19.5)
Amounts reclassified from AOCI(2)	(0.3)	—	—	(0.3)
Net current period other comprehensive income (loss)	(36.4)	16.6	—	(19.8)
Ending balance, June 30, 2026	$(281.9)	$110.0	$(2.5)	$(174.4)

Beginning balance, January 1, 2025	$(357.4)	$110.9	$(7.0)	$(253.5)
Other comprehensive income (loss) before reclassifications	44.4	(11.1)	—	33.3
Amounts reclassified from AOCI(2)	3.1	—	—	3.1
Net current period other comprehensive income (loss)	47.5	(11.1)	—	36.4
Ending balance, June 30, 2025	$(309.9)	$99.8	$(7.0)	$(217.1)
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(0.1) million and $0.4 million, are included in Net investment gains (losses) and the related income tax benefits, $0.0 million and $0.1 million, are included in income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2026, respectively.
(3)The pretax amounts reclassified from AOCI,$(4.1) million and $(3.9) million, are included in Net investment gains (losses) and the related income tax benefits, $(0.9) million and $(0.8) million, are included in income tax expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2025, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income (loss) in the same reporting period is disclosed in Note 2.

Horace Mann Educators Corporation	39	Second Quarter 2026 Form 10-Q

NOTE 9 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	June 30, 2026	December 31, 2025
Cash	$44.6	$26.2
Restricted cash	1.6	1.3
Total cash and restricted cash reported in the Consolidated Statement of Cash Flows	$46.2	$27.5

($ in millions)	Six Months Ended June 30,
	2026	2025
Cash paid for:
Interest	$18.4	$16.9
Income taxes	38.1	21.5
Non-cash activities were not material for the three and six months ended June 30, 2026 and 2025, respectively.
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
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $360.5 million and $380.5 million as of June 30, 2026 and December 31, 2025, respectively.
NOTE 11 - Subsequent Events
On July 21, 2026 the Company announced that it entered into a Membership Interest Purchase Agreement, with Medical Mutual of Ohio (MMO), pursuant to which the Company will acquire all of the equity interests of Employee Services LLC, a New York limited liability company (ESI). Pursuant to the Membership Interest Purchase Agreement and subject to the terms and conditions set forth in the Membership Interest Purchase Agreement, the Company will acquire all of the equity interests of ESI for approximately $115 million. The purchase price will be funded with cash on hand or borrowings under the Company’s existing credit facility. The Agreement and the consummation of the transactions contemplated therein have been approved by the Company’s Board of Directors. The closing of the ESI Acquisition is expected to occur in the fourth quarter of 2026, subject to the satisfaction or waiver of applicable closing conditions.
Also on July 21, 2026, the Company announced that it entered into a Master Transaction Agreement, with MMO and Medical Mutual Life Insurance Company (MML), pursuant to which (i) the Company agreed to acquire all of the issued and outstanding shares of the common stock of Reserve National Insurance Company, an insurance company organized under the laws of the State of Illinois (RNIC), and (ii) MML agreed to reinsure to an affiliate of the Company the group life and disability insurance contracts (such reinsurance, the Reinsurance Transaction and together with the Stock Purchase, the Acquisition).
Subject to the terms and conditions of the Master Transaction Agreement, the Company will acquire all of the outstanding stock of RNIC for a purchase price of approximately $125 million, and the Company’s applicable affiliate will pay MML a ceding commission of approximately $7.4 million in connection with the Reinsurance Transaction. With respect to the purchase of RNIC, the net purchase price includes approximately $10 million of excess statutory capital expected to remain in RNIC at closing. The purchase price and ceding commission will

Horace Mann Educators Corporation	40	Second Quarter 2026 Form 10-Q

NOTE 11 - Subsequent Events (continued)
be funded with cash on hand and borrowings under the Company’s existing credit facility. The existing Medicare supplement insurance policies of RNIC will be excluded from the Acquisition, and prior to the closing of the Acquisition, will be reinsured by RNIC to MMO or otherwise transferred out of RNIC. The Master Transaction Agreement and the consummation of the transactions contemplated therein have been approved by the Company’s Board of Directors. The closing of the Acquisition is expected to occur in the first quarter of 2027, subject to the satisfaction or waiver of applicable closing conditions as well as approval by certain regulators.
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
Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Second Quarter 2026 Investor Supplement.
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

Horace Mann Educators Corporation	41	Second Quarter 2026 Form 10-Q

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
Consolidated Financial Highlights
(All comparisons vs. same periods in 2025, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2026-2025		Six Months Ended June 30,		2026-2025
	2026	2025	% Change		2026	2025	% Change
Total revenues	$443.5	$411.7	7.7%		$872.8	$828.1	5.4%
Net income	41.6	29.4	41.5%		82.8	67.6	22.5%
Net Investment gains (losses), after tax	(0.1)	(4.7)	N.M.		(1.8)	(7.3)	N.M.
Per diluted share:
Net income	1.01	0.71	42.3%		2.01	1.63	23.3%
Net investment gains (losses), after tax	—	(0.11)	N.M.		(0.04)	(0.17)	N.M.
Book value per share					$37.11	$33.31	11.4%
Net income return on equity - last twelve months	12.2%	10.8%	1.4	pts	12.2%	10.8%	1.4	pts
Net income return on equity - annualized	11.2%	8.7%	2.5	pts	11.1%	10.2%	0.9	pts

For the three and six months ended June 30, 2026, net income increased $12.2 million and $15.2 million, respectively, primarily due to improved Property & Casualty segment results reflecting the impact of improved underlying results and lower catastrophe losses.

Horace Mann Educators Corporation	42	Second Quarter 2026 Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2025, unless noted otherwise)

($ in millions)	Three Months Ended June 30,		2026-2025	Six Months Ended June 30,		2026-2025
	2026	2025	% Change	2026	2025	% Change
Net premiums and contract charges earned	$316.9	$302.6	4.7%	$629.9	$600.9	4.8%
Net investment income	120.5	110.8	8.8%	231.2	226.7	2.0%
Net investment gains (losses)	(0.1)	(5.9)	N.M.	(2.3)	(9.2)	N.M.
Other income	6.2	4.2	47.6%	14.0	9.7	44.3%
Total revenues	443.5	411.7	7.7%	872.8	828.1	5.4%

Benefits, claims and settlement expenses	186.3	183.5	1.5%	362.7	366.7	-1.1%
Interest credited	54.6	52.7	3.6%	108.4	105.5	2.7%
Operating expenses	108.5	96.9	12.0%	212.0	187.7	12.9%
DAC amortization expense	32.0	29.9	7.0%	64.3	59.5	8.1%
Intangible asset amortization expense	3.5	3.6	-2.8%	7.1	7.2	-1.4%
Interest expense	9.6	8.6	11.6%	19.1	17.5	9.1%
Total benefits, losses and expenses	394.5	375.2	5.1%	773.6	744.1	4.0%

Income before income taxes	49.0	36.5	34.2%	99.2	84.0	18.1%
Income tax expense	7.4	7.1	4.2%	16.4	16.4	—%
Net income	$41.6	$29.4	41.5%	$82.8	$67.6	22.5%
Net Premiums and Contract Charges Earned
For the three and six months ended June 30, 2026, net premiums and contract charges earned increased $14.3 million and $29.0 million as the Property & Casualty segment had higher sales* in the Property business lines and the Company experienced strong growth in our Supplemental and Group Benefits segment.
Net Investment Income
For the three and six months ended June 30, 2026, total net investment income increased $9.7 million and $4.5 million. The increase for the quarter is primarily due to continued strong returns from our fixed income portfolio. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment yield, excluding limited partnership interests, pretax - annualized*(1)	4.7%	4.3%	4.6%	4.5%
Investment yield, excluding limited partnership interests, after tax - annualized*	3.7%	3.5%	3.7%	3.6%

During the three and six months ended June 30, 2026, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines. The Company continues to deploy capital in accordance with its strategic asset allocation framework, with the objective of maintaining diversification while balancing risk and return. Investments are allocated across public and private fixed income strategies, commercial mortgage loan funds, and limited partnership interests based on relative value considerations, portfolio capacity, and income objectives.

Horace Mann Educators Corporation	43	Second Quarter 2026 Form 10-Q

Net Investment Gains (Losses)
For the three and six months ended June 30, 2026, total net investment losses decreased by $5.8 million and $6.9 million, respectively. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Credit loss and intent-to-sell impairments	$(0.1)	$(3.1)	$(0.1)	$(3.1)
Sales and other, net	4.2	2.0	6.2	4.1
Change in fair value - equity securities	(0.3)	(0.7)	(1.6)	(1.9)
Change in fair value and gains (losses) realized on settlements - derivatives	(3.9)	(4.1)	(6.8)	(8.3)
Net investment gains (losses)	$(0.1)	$(5.9)	$(2.3)	$(9.2)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three and six months ended June 30, 2026, other income increased $2.0 million and $4.3 million, respectively.
Benefits, Claims and Settlement Expenses
For the three and six months ended June 30, 2026, benefits, claims and settlement expenses increased $2.8 million and decreased $4.0 million, primarily due to the Property & Casualty segment having lower catastrophe and underlying losses while the Supplemental and Group Benefits segment benefits increased due to higher utilization.
Interest Credited
For the three and six months ended June 30, 2026, interest credited increased $1.9 million and $2.9 million, respectively.
Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 3.4% and 3.3% as of June 30, 2026 and June 30, 2025, respectively.
Operating Expenses
For the three and six months ended June 30, 2026, operating expenses increased $11.6 million and $24.3 million, respectively, reflecting higher expenses related to our Early Retirement Offering and acquisition expenses in the Corporate & Other segment.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For the three and six months ended June 30, 2026, DAC amortization expense increased $2.1 million and $4.8 million, primarily due to premium increases in the Property & Casualty segment driving higher commission and underwriting expenses which increase DAC asset levels.
Intangible Asset Amortization Expense
For the three and six months ended June 30, 2026, intangible asset amortization expense was flat with prior year.
Interest Expense
For the three and six months ended June 30, 2026, interest expense increased $1.0 million and $1.6 million, respectively, due to an increase in the level of debt associated with the issuance of the 2025 Senior Notes that were used to repay the 2015 Senior Notes.

Horace Mann Educators Corporation	44	Second Quarter 2026 Form 10-Q

Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 16.5% and 19.5% for the six months ended June 30, 2026 and 2025, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 1.5 and 2.4 percentage points for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate was further reduced by 4.0 and 0.5 percentage points for the six months ended June 30, 2026 and 2025, respectively, as a result of purchases of transferable tax credits to be utilized on the federal income tax returns for the 2026 and 2025 tax years.
We record liabilities for uncertain tax filing positions where it is more likely than not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities related to uncertain tax positions.
As of June 30, 2026, our federal income tax returns for years prior to 2022 are no longer subject to examination by the Internal Revenue Service. We do not expect any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2026
The following discussion provides forward-looking information for our results of operations and capital position.
Consolidated Results
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2026 full year core income will be within a range of $4.60 to $4.90 per diluted share, generating a core return on equity* of over 12%+. These results anticipate the following:
•Property & Casualty segment target profitability of low-mid 90s Combined Ratio with ~$75 million of catastrophe losses
•Life & Retirement segment long-term target net interest spread between 220 and 230 bps and mortality in line with actuarial assumptions
•Supplemental & Group Benefits segment target blended benefits ratio of ~42%
•Net investment income between $465 million and $475 million pre-tax, or $365-$375 million excluding the accreted investment income on the deposit asset on reinsurance in the Life & Retirement segment
•Approximately $35 million to $40 million in corporate interest expense and other items included in results for the Corporate & Other segment
As described in Application of Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see forward-looking information in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 concerning other important factors that could impact actual results. Our projections do not include a forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
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

Horace Mann Educators Corporation	45	Second Quarter 2026 Form 10-Q

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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates in that Form 10-K within which we identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for fixed maturity securities
•Valuation of future policy benefit reserves
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
Compared to December 31, 2025, as of June 30, 2026, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.

Horace Mann Educators Corporation	46	Second Quarter 2026 Form 10-Q

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
For the three and six months ended June 30, 2026, net income reflected the following factors:
•Increases in average written premium per policy
•Lower underlying loss ratio*
•Lower Catastrophe losses
•Lower net investment income for the quarter driven by limited partnership portfolio

Horace Mann Educators Corporation	47	Second Quarter 2026 Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended June 30,		2026-2025		Six Months Ended June 30,		2026-2025
	2026	2025	% Change		2026	2025	% Change
Underwriting Results
Net premiums written*	$211.6	$211.4	0.1%		$405.8	$396.7	2.3%
Net premiums earned	205.3	197.3	4.1%		408.5	390.0	4.7%
Other income	0.7	0.7	—%		2.7	2.0	35.0%
Losses and loss adjustment expenses
Current accident year before catastrophe losses	109.8	112.3	-2.2%		217.6	219.5	-0.9%
Current accident year catastrophe losses	24.2	29.7	-18.5%		35.5	46.1	-23.0%
Prior years' reserve development(1)	(6.6)	(5.5)	20.0%		(11.6)	(10.8)	7.4%
Total losses and loss adjustment expenses	127.4	136.5	-6.7%		241.5	254.8	-5.2%
Operating expenses, including DAC amortization expense	57.4	55.1	4.2%		114.5	109.1	4.9%
Underwriting gain (loss)	21.2	6.4	231.3%		55.2	28.1	96.4%
Net investment income	11.8	14.9	-20.8%		26.4	26.6	-0.8%
Income (loss) before income taxes	33.0	21.3	54.9%		81.6	54.7	49.2%
Income tax expense (benefit)	7.2	4.8	50.0%		16.8	11.4	47.4%
Net income	25.8	16.5	56.4%		64.8	43.3	49.7%
Core earnings*	25.8	16.5	56.4%		64.8	43.3	49.7%

Operating Statistics:
Auto
Net premiums written*	$121.8	$126.7	-3.9%		$243.1	$248.3	-2.1%
Loss and loss adjustment expense ratio	65.0%	70.7%	-5.7	pts	63.6%	68.7%	-5.1	pts
Expense ratio	28.1%	27.4%	0.7	pts	27.5%	27.4%	0.1	pts
Combined ratio:	93.1%	98.1%	-5.0	pts	91.1%	96.1%	-5.0	pts
Prior years' reserve development(1)	-1.6%	-1.2%	-0.4	pts	-2.0%	-1.6%	-0.4	pts
Catastrophe losses	1.5%	3.2%	-1.7	pts	1.0%	2.4%	-1.4	pts
Underlying combined ratio*	93.2%	96.1%	-2.9	pts	92.1%	95.3%	-3.2	pts
Property and other
Net premiums written*	$89.8	$84.7	6.0%		$162.7	$148.4	9.6%
Loss and loss adjustment expense ratio	57.6%	66.6%	-9.0	pts	52.4%	59.7%	-7.3	pts
Expense ratio	27.0%	28.0%	-1.0	pts	27.1%	27.5%	-0.4	pts
Combined ratio:	84.6%	94.6%	-10.0	pts	79.5%	87.2%	-7.7	pts
Prior years' reserve development(1)	-5.6%	-5.4%	-0.2	pts	-4.0%	-4.8%	0.8	pts
Catastrophe losses	27.2%	34.6%	-7.4	pts	20.2%	27.6%	-7.4	pts
Underlying combined ratio*	63.0%	65.4%	-2.4	pts	63.3%	64.4%	-1.1	pts

Household retention-LTM
Auto					83.9%	83.8%	0.1	pts
Property (excludes Other Products)					88.4%	89.1%	-0.7	pts
(1)    (Favorable) unfavorable.

Horace Mann Educators Corporation	48	Second Quarter 2026 Form 10-Q

The Property & Casualty segment three and six month net income of $25.8 million and $64.8 million, as well as the three month and six month combined ratio of 89.6% and 86.5%, reflected improved current year underlying results and catastrophe losses below prior year.
The current quarter reflects an increase in net premiums written* of 0.1%, with average written premiums* rising for both property and auto. Sales* were lower for the quarter, down 3.6% from the prior year, and household retention remains in line with expectations.
The three and six month loss ratios decreased 7.1 and 6.2 points from last year reflecting higher average premiums and lower catastrophe losses. In addition, $6.6 million and $11.6 million of net favorable prior years' reserve development for the three and six months reduced the loss ratio 3.2 and 2.8 points, respectively. Catastrophe losses for the quarter were $24.2 million, pretax, contributing 11.8 points to the combined ratio. In total, there were 22 events designated as catastrophes by Property Claims Services (PCS) in this year’s second quarter. The lower catastrophe losses are driven by lower frequency and severity of policyholder claims. In the second quarter of 2025, catastrophe losses were $29.7 million, pretax, contributing 15.0 points to the combined ratio, from 20 PCS events.
The year-over-year increase in average written premiums* for auto policies in the second quarter was 2.8%, while retention remained stable. The second quarter auto underlying loss ratio* was 65.1%, improving 3.6 points from the prior year quarter, reflecting the benefit of higher average earned premium. The second quarter reported loss ratio benefited 1.6 points from favorable prior years' reserve development.
The year-over-year increase in average written premiums* for property policies was 7.4% in the second quarter, as rate increases and inflation adjustments to coverage values continue to take effect. Policyholder retention remains stable. The second quarter property and other underlying loss ratio* was 36.0%, a 1.4 point decrease from prior year reflecting the increase in average earned premium*. The second quarter reported loss ratio benefited 5.6 points from favorable prior years' reserve development.

Horace Mann Educators Corporation	49	Second Quarter 2026 Form 10-Q

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
(All comparisons vs. same periods in 2025, unless noted otherwise)
For the three and six months ended June 30, 2026, net income reflected the following factors:
•Higher premiums and contract charges earned and other income in Retirement due to higher assets under administration
•Annualized quarterly net interest spread on fixed annuities up 35 basis points
•Higher benefits in Life were offset by a favorable market risk benefit adjustment in Retirement

Horace Mann Educators Corporation	50	Second Quarter 2026 Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended June 30,		2026-2025	Six Months Ended June 30,			2026-2025
	2026	2025	% Change	2026	2025		% Change
Life & Retirement
Net premiums written and contract deposits*	$142.0	$141.7	0.2%	$276.9	$282.0		-1.8%
Revenues
Net premiums and contract charges earned	41.0	39.6	3.5%	80.4	78.1		2.9%
Net investment income(1)	96.7	90.4	7.0%	183.7	179.5		2.3%
Other income	5.5	4.9	12.2%	11.0	9.7		13.4%
Total revenues	143.2	134.9	6.2%	275.1	267.3		2.9%
Benefits and Expenses
Benefits and change in reserves	27.3	24.2	12.8%	61.5	62.2		-1.1%
Interest credited	53.2	51.5	3.3%	105.6	103.1		2.4%
Operating expenses	31.2	29.1	7.2%	61.9	57.5		7.7%
DAC amortization expense	6.2	5.7	8.8%	12.2	11.7		4.3%
Intangible asset amortization expense	—	—	N.M.	0.1	0.1		—%
Total benefits and expenses	117.9	110.5	6.7%	241.3	234.6		2.9%
Income before income taxes	25.3	24.4	3.7%	33.8	32.7		3.4%
Income tax expense	5.2	4.4	18.2%	6.6	5.9		11.9%
Net income	20.1	20.0	0.5%	27.2	26.8		1.5%
Core earnings*	16.6	24.6	-32.5%	25.8	32.5		-20.6%

Life policies in force (in thousands)				160	161		-0.6%
Life insurance in force				$21,717	$21,241		2.2%
Life persistency - LTM				95.7%	96.0%	-0.3	pts

Annuity contracts in force (in thousands)				210	215		-2.3%
Horace Mann Retirement Advantage® contracts in force (in thousands)				25	22		13.6%
Cash value persistency - LTM				91.9%	91.7%	0.2	pts
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the June 30, 2026 Form 10-Q.
Life & Retirement segment net income for the three and six months ended June 30, 2026, was $20.1 million and $27.2 million, increases of 0.5% and 1.5%, respectively. Life benefits increased $7.5 million and $3.6 million for the three and six months periods related to the LDTI reserve change. Retirement benefits decreased $4.4 million and $4.3 million for the three and six months, respectively due to a favorable market risk benefit adjustment primarily driven by favorable market performance.
The quarterly net spread increased 35 basis points primarily due to higher returns in the fixed-income portfolios. Excluding the reduction in net investment income due to an immaterial out-of-period correction of an error of $6.7 million ($5.3 million after tax) in the second quarter of 2025, net investment income decreased $0.4 million and $2.5 million for the three and six months ended June 30, 2026.
For the Retirement business, net annuity contract deposits were down 2.4% for the quarter at $107.6 million primarily reflecting product mix and market conditions. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, which provide encouraging cross-sell opportunities. Average persistency rose from the prior period to 91.9%.
Horace Mann currently has $6.2 billion in retained annuity assets under management, including $2.2 billion of fixed annuities, $3.6 billion of variable annuities and $0.4 billion of fixed indexed annuities. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, were up due to the effect of equity market performance on assets.

Horace Mann Educators Corporation	51	Second Quarter 2026 Form 10-Q

Life annualized sales* were $3.0 million for the quarter. Persistency remains strong. Life insurance in force rose to $21.7 billion at quarter-end.
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

(All comparisons vs. same periods in 2025, unless noted otherwise)
For the three and six months ended June 30, 2026, net income reflected the following factors:
•Higher premium earned reflecting investment to grow the book of business
•Higher benefits ratio for Individual Supplemental and Group Benefits

Horace Mann Educators Corporation	52	Second Quarter 2026 Form 10-Q

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended June 30,		2026-2025		Six Months Ended June 30,		2026-2025
	2026	2025	% Change		2026	2025	% Change
Supplemental & Group Benefits
Revenues
Net premiums and contract charges earned	$70.6	$65.7	7.5%		$141.0	$132.8	6.2%
Net investment income(1)	10.4	7.1	46.5%		19.3	16.5	17.0%
Other income	(0.9)	(1.9)	52.6%		(1.5)	(3.0)	50.0%
Total revenues	80.1	70.9	13.0%		158.8	146.3	8.5%
Benefits and Expenses
Benefits, settlement expenses and change in reserves	33.0	24.0	37.5%		62.5	52.1	20.0%
Operating expenses (including DAC amortization expense)	32.8	33.1	-0.9%		65.8	62.6	5.1%
Intangible asset amortization expense	3.5	3.6	-2.8%		7.0	7.1	-1.4%
Total benefits and expenses	69.3	60.7	14.2%		135.3	121.8	11.1%
Income before income taxes	10.8	10.2	5.9%		23.5	24.5	-4.1%
Income tax expense	2.3	2.3	—%		5.1	5.4	-5.6%
Net income	8.5	7.9	7.6%		18.4	19.1	-3.7%
Core earnings*	11.2	13.4	-16.4%		23.8	27.4	-13.1%

Benefits ratio	46.8%	36.7%	10.1	pts	44.4%	39.3%	5.1	pts
Operating expense ratio	40.9%	46.7%	-5.8	pts	41.4%	42.8%	-1.4	pts
Pretax profit margin	13.5%	14.4%	-0.9	pts	14.8%	16.7%	-1.9	pts

Individual supplemental products benefits ratio	29.2%	27.7%	1.5	pts	29.8%	28.0%	1.8	pts
Individual supplemental premium persistency (rolling beginning 12 months)	89.2%	89.9%	-0.7	pts	89.2%	89.9%	-0.7	pts
Group benefits products benefits ratio	62.2%	44.8%	17.4	pts	57.0%	49.2%	7.8	pts
Group benefits covered lives (in thousands)					911	822	10.8%
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the June 30, 2026 Form 10-Q.

Supplemental & Group Benefits segment net income for the three and six months ended June 30, 2026, of $8.5 million and $18.4 million, was up $0.6 million and down $0.7 million, respectively. The Individual Supplemental benefits ratio was modestly higher, 1.5 points and 1.8 points for the three and six months ended due to higher utilization consistent with our long-term expectations. The Group Benefits benefits ratio increased 17.4 points and 7.8 points for the three and six months ended driven by strong growth momentum, particular within our Paid Family Medical Leave enhancement.
Excluding the reduction in net investment income due to an immaterial out-of-period correction of an error of $3.5 million ($2.8 million after tax) in the second quarter 2025, net investment income decreased $0.2 million and $0.7 million for the three and six months ended June 30, 2026.
Total sales* for the three and six months ended June 30, 2026 increased $2.5 million and $11.1 million due to our strategic investments to drive growth. Individual Supplemental products increased $0.3 million and $0.9 million and Group Benefits products increased $2.2 million and $10.2 million. Variability in sales between comparable periods is typical for Group Benefits given the relatively small scale and the longer sales cycle of this business. Persistency remains strong for the segment.

Horace Mann Educators Corporation	53	Second Quarter 2026 Form 10-Q

Corporate & Other
(All comparisons vs. same periods in 2025, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended June 30,		2026-2025	Six Months Ended June 30,		2026-2025
	2026	2025	% Change	2026	2025	% Change
Total revenues	2.5	(1.1)	N.M.	3.6	5.1	-29.4%
Interest expense	$9.6	$8.6	11.6%	19.1	17.5	9.1%
Other operating expenses	12.9	3.8	239.5%	21.9	6.3	247.6%
Net investment losses	(0.1)	(5.9)	N.M.	(2.3)	(9.2)	N.M.
Loss before income taxes	(20.1)	(19.4)	-3.6%	(39.7)	(27.9)	-42.3%
Net loss	(12.8)	(15.0)	14.7%	(27.6)	(21.6)	-27.8%
Core loss*	(5.4)	(10.3)	47.6%	(13.7)	(14.3)	4.2%

For the three and six months ended June 30, 2026, the net results increased $2.2 million and decreased $6.0 million, respectively. The change in revenues is driven by net investment income increasing $3.2 million for the quarter due to higher returns from limited partnerships and decreasing $2.3 million for the year, reflecting lower contributions from limited partnerships compared to a particularly strong prior-year period. Lower net investment losses were due to routine portfolio management activities, including lower impairment losses.
Operating expenses increased $9.1 million and $15.6 million for the three and six months ended June 30, 2026, respectively. The increase included $6.7 million and $13.7 million for the three and six months ended June 30, 2026, respectively related to our voluntary Early Retirement Offering. In addition, the segment incurred $2.5 million of acquisition related expenses that impacted both the quarterly and year to date comparisons.
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

($ in millions)	Three Months Ended June 30,		2026-2025	Six Months Ended June 30,		2026-2025
	2026	2025	% Change	2026	2025	% Change
Net investment income - managed investment portfolio	$96.2	$85.7	12.3%	$183.3	$177.2	3.4%
Investment income - deposit asset on reinsurance	24.3	25.1	-3.2%	47.9	49.5	-3.2%
Total net investment income	120.5	110.8	8.8%	231.2	226.7	2.0%
Pretax net investment gains (losses)	(0.1)	(5.9)	-98.3%	(2.3)	(9.2)	N.M.
Pretax net unrealized investment losses on fixed maturity securities				(358.5)	(394.1)	N.M.

For the three and six months ended June 30, 2026, net investment income from our managed investment portfolio increased $10.5 million and $6.1 million, primarily due to higher returns in the fixed-income portfolios. The investment yield on the portfolio excluding limited partnership interests was 4.6%, with new money yields continuing to exceed portfolio yields in the core fixed maturity securities portfolio.
For the three and six months ended June 30, 2026, pretax net investment losses decreased $5.8 million and $6.9 million, primarily due to lower net investment losses from routine portfolio management activities, including lower impairment losses.
Pretax net unrealized investment losses on fixed maturity securities as of June 30, 2026 increased $46.4 million, or 14.9%, compared to December 31, 2025, primarily due to an increase of 30 basis points in US Treasury rates.

Horace Mann Educators Corporation	54	Second Quarter 2026 Form 10-Q

Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	June 30, 2026
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	166	$362.8	$392.9	$(30.1)
Utilities	98	185.5	202.0	(16.5)
HealthCare,Pharmacy	79	140.8	160.7	(19.9)
Energy	91	139.4	151.2	(11.8)
Insurance	55	129.5	141.8	(12.3)
Real Estate	38	88.2	93.2	(5.0)
Technology	39	85.5	93.8	(8.3)
Transportation	41	74.4	80.7	(6.3)
Telecommunications	36	66.6	71.0	(4.4)
Consumer Products	53	63.1	76.8	(13.7)
All other corporates(1)	320	618.7	675.0	(56.3)
Total corporate bonds	1,016	1,954.5	2,139.1	(184.6)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	247	662.2	699.0	(36.8)
Commercial(2)	149	308.0	323.9	(15.9)
Other	129	182.6	183.4	(0.8)
Municipal bonds(3)	570	1,163.5	1,222.4	(58.9)
Government bonds
U.S.	41	313.2	371.8	(58.6)
Foreign	3	7.9	8.6	(0.7)
Collateralized loan obligations(4)	419	946.4	946.2	0.2
Asset-backed securities	137	228.7	231.1	(2.4)
Total fixed maturity securities	2,711	$5,767.0	$6,125.5	$(358.5)

Equity securities
Non-redeemable preferred stocks	15	$39.3
Common stocks	4	1.0
Total equity securities	19	$40.3

Total	2,730	$5,807.3
(1)The All other corporates category contains 21 additional industry sectors. Natural Gas, Manufacturing, Entertainment, Food and Beverage, and Retail represented $223.7 million of fair value at June 30, 2026, with the remaining 16 sectors each representing less than $29.1 million.
(2)At June 30, 2026, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 41.2% are tax-exempt and 77.4% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at June 30, 2026.
(4) Based on fair value, 99.9% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO - S&P, Moody's, Fitch, DBRS, Egan Jones and Kroll).

As of June 30, 2026, our diversified fixed maturity securities portfolio consisted of 4,051 investment positions, issued by 2,711 entities, and totaled approximately $5.8 billion in fair value. This portfolio was 97.6% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.

Horace Mann Educators Corporation	55	Second Quarter 2026 Form 10-Q

Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of June 30, 2026, 96.0% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		June 30, 2026
	December 31, 2025	June 30, 2026	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.6%	11.1%	$640.2	$657.4
AA(2)	42.6	41.2	2,375.4	2,573.5
A	20.9	22.7	1,309.2	1,357.5
BBB	21.3	21.1	1,219.7	1,305.0
BB	1.4	1.5	84.7	89.2
B	0.4	0.5	26.0	27.9
CCC or lower	—	—	1.6	2.9
Not rated(3)	1.8	1.9	110.2	112.1
Total fixed maturity securities	100.0%	100.0%	$5,767.0	$6,125.5
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	—	—	—
BBB	69.0	69.2	27.9
BB	22.0	21.9	8.8
B	—	—	—
CCC or lower	—	—	—
Not rated	9.0	8.9	3.6
Total equity securities	100.0%	100.0%	$40.3

Total			$5,807.3
(1)Ratings are assigned by an NRSRO when available, If no rating is available from an NRSRO, then an internally developed rating may be used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At June 30, 2026, the AA rated fair value amount included $313.2 million of U.S. Government and federally sponsored agency securities and $651.2 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by an NRSRO.

As of June 30, 2026, the fixed maturity securities portfolio had $410.5 million of pretax gross unrealized investment losses on $3,588.6 million of fair value related to 2,324 positions. Of the investment positions with gross unrealized losses, there were 370 trading below 80.0% of the carrying value as of June 30, 2026. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of June 30, 2026 as due to factors other than a credit loss. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment. See Part II - Item 8, Note 2 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.
Increases in U.S. Treasury yields and credit spreads contributed to an increase in unrealized investment losses. As of June 30, 2026, the 10-year U.S. Treasury yield increased 30 basis points since December 31, 2025, rising from 4.17% as of December 31, 2025 to 4.47% as of June 30, 2026. Credit spreads were tighter by 4 basis points during the same time period for investment grade and high yield credit spreads were wider by 4 basis points. As of June 30, 2026, investment grade and high yield total returns were 0.86% and 1.96%, respectively, since December 31, 2025.

Horace Mann Educators Corporation	56	Second Quarter 2026 Form 10-Q

Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the three and six months ended June 30, 2026. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates presented in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

($ in millions)	Six Months Ended June 30,		2026-2025
	2026	2025	% Change
Net cash provided by operating activities	$285.0	$272.1	4.7%
Net cash used in investing activities	(86.7)	(72.0)	-20.4%
Net cash used in financing activities	(179.6)	(197.3)	9.0%
Net increase in cash	18.7	2.8	N.M.
Cash at beginning of period	27.5	38.1	-27.8%
Cash at end of period	$46.2	$40.9	13.0%
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
For the six months ended June 30, 2026, net cash provided by operating activities increased $12.9 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $86.7 million and $72.0 million, respectively.
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

Horace Mann Educators Corporation	57	Second Quarter 2026 Form 10-Q

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
For the six months ended June 30, 2026, net cash used in financing activities decreased $17.7 million compared to the prior year period. The change was primarily due to a $20 million decrease in net cash outflows (advances less repayments) from FHLB funding agreements. Additionally, there was a $12.0 million decrease in cash outflow for reverse repurchase agreements. These were partially offset by a $11.1 million increase of Treasury stock purchases and a $3.6 million increase in cash outflows from benefits, withdrawals, and net transfers to Separate Account variable annuity assets.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Six Months Ended June 30,		2026-2025	2026-2025
	2026	2025	$ Change	% Change
Balance at beginning of the period	$1,039.5	$989.5	$50.0	5.1%
Advances received from FHLB funding agreements	689.5	364.5	325.0	89.2%
Principal repayments on FHLB funding agreements	(659.5)	(354.5)	(305.0)	86.0%
Balance at end of the period	$1,069.5	$999.5	$70.0	7.0%

Horace Mann Educators Corporation	58	Second Quarter 2026 Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑
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

Horace Mann Educators Corporation	59	Second Quarter 2026 Form 10-Q

As of June 30, 2026, we held $1.0 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2025 from all of our insurance subsidiaries without prior regulatory approval is $162.5 million, excluding the impact and timing of prior dividends, of which $73.0 million was paid during the six months ended June 30, 2026. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Total capital was $2,097.1 million as of June 30, 2026, including $594.2 million of long-term debt. Total debt represented 28.3% of total capital including net unrealized investment losses on fixed maturity securities (26.2% excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributable to discount rates*) as of June 30, 2026, which remains consistent with the Company's long-term capital management objectives.
Shareholders' equity was $1,502.9 million as of June 30, 2026, including net unrealized investment losses on fixed maturity securities of $281.9 million after taxes. The market value of our common stock and the market value per share were $2,091.5 million and $51.65, respectively, as of June 30, 2026. Book value per share and adjusted book value per share* was $37.11 and $41.36, respectively, as of June 30, 2026.
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of June 30, 2026 is included in Part I - Item 1, Note 2 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this Quarterly Report on Form 10-Q.
Total dividends paid to shareholders was $29.2 million for the six months ended June 30, 2026. In March and June of 2026, the Board of Directors (Board) approved regular quarterly dividends of $0.36 per share.
For the six months ended June 30, 2026, we repurchased 421,946 shares of our common stock under our share repurchase program for a total cost of $18.2 million, at an average price per share of $43.07. See Part II - Item 8, Note 12 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for more information. As of June 30, 2026, $37.4 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	60	Second Quarter 2026 Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	June 30, 2026	December 31, 2025
Short-term debt
Revolving Credit Facility	Variable	2030	$—	$—
Long-term debt(1)
4.70% 2025 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $1.4 and $1.5 unamortized debt issuance costs of $2.7 and $3.1	4.70%	2030	295.9	295.4
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.2 and $0.3 and unamortized debt issuance costs of $1.5 and $1.7	7.25%	2028	298.3	298.0
Total			$594.2	$593.4
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
As of June 30, 2026, we had $325.0 million available on the Revolving Credit Facility, with an interest rate based on Term SOFR plus 115 basis points plus the applicable benchmark adjustment spread. The Revolving Credit Facility expires on May 19, 2030. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of June 30, 2026.
As of June 30, 2026, we had no borrowings outstanding with FHLB. The Board has authorized a maximum amount equal to 15% of net aggregate admitted assets less separate account assets of the insurance subsidiaries for FHLB borrowing and funding agreements which is below our maximum FHLB borrowing capacity.
We had no obligation for securities sold under reverse repurchase agreements at June 30, 2026 and December 31, 2025.
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

Horace Mann Educators Corporation	61	Second Quarter 2026 Form 10-Q

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
Financial Ratings
Our principal insurance subsidiaries are rated by A.M. Best Company, Inc. (A.M. Best), Moody's, and S&P. These rating agencies have also assigned ratings to our Senior Notes. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, our access to sources of capital, cost of capital, and competitive position. These ratings are not a recommendation to buy or hold any of our securities.
All three agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries, each of which is rated at the same level as our Property & Casualty and Life & Retirement subsidiaries. Assigned ratings and respective affirmation/review dates as of July 31, 2026 were as follows:

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

Horace Mann Educators Corporation	62	Second Quarter 2026 Form 10-Q

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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of June 30, 2026. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Horace Mann Educators Corporation	63	Second Quarter 2026 Form 10-Q

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
On May 13, 2025, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (Program). The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended June 30, 2026, no shares were repurchased under the program. As of June 30, 2026, the approximate dollar value of shares that may yet be purchased under the Program was $37.4 million.
ITEM 5. I Other Information
As reported in our March 27, 2026 Form 8-K, Ryan Greenier has been acting as the Company’s interim chief accounting officer for this Form 10-Q. It is expected that he will continue in this role for the third quarter and, as necessary, through the fiscal year.

Horace Mann Educators Corporation	64	Second Quarter 2026 Form 10-Q

ITEM 6. I Exhibits
The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description
31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

99.1	Glossary of Selected Terms.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	65	Second Quarter 2026 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 7, 2026	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	August 7, 2026	/s/ Ryan E. Greenier

Ryan E. Greenier
Executive Vice President and
Chief Financial Officer

Horace Mann Educators Corporation	66	Second Quarter 2026 Form 10-Q